Form 10-K
period 1993-12-31
SAFECO CORP
filed 1994-03-21
CIK 86104

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

          [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required) For the fiscal year ended December 31, 1993.

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required) For the transition period from
               ____________________ to _____________________.

                         Commission File Number 1-6563

                               SAFECO CORPORATION
             (Exact name of registrant as specified in its charter)

                      WASHINGTON                     91-0742146
                      ----------                     ----------
               (State of Incorporation)    (I.R.S. Employer I.D. No.)

                   SAFECO PLAZA, SEATTLE, WASHINGTON - 98185
                   -----------------------------------------
             (Address of principal executive offices)    (Zip Code)

                                  206-545-5000
                                  ------------
              (Registrant's telephone number, including area code)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                           Common Stock, No Par Value
            (62,943,607 shares were outstanding at January 31, 1994)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES    X   .   NO         .
                                                -----         ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X].

     Aggregate market value of voting stock held by non-affiliates of registrant as of January 31, 1994:

                                 $3,714,000,000

                      Documents Incorporated by Reference

                                             Parts of This Form
     Document:                               Into Which Incorporated:

     Portions of the                         Parts I and II
     1993 Annual Report to
     Stockholders

     Portions of the                         Part III
     Definitive Proxy Statement
     to be Filed Within 120 days
     after December 31, 1993.

PART I

ITEM 1.   BUSINESS

          SAFECO Corporation (SAFECO, or the Corporation) is a Washington Corporation which directly or indirectly owns the stock of operating subsidiaries engaged in various phases of the insurance business and other operating subsidiaries engaged in other financially-related lines of business. The Corporation also manages the SAFECO family of mutual funds. The home offices of the Corporation and its principal subsidiaries are in Seattle, Washington and Redmond, Washington. The Corporation and its subsidiaries had 7,360 employees at December 31, 1993.

          The insurance subsidiaries are engaged in two principal lines: property and casualty insurance, and life and health insurance. Both are subject to regulation and supervision in every jurisdiction in which they do business. The nature and extent of such regulation varies, but generally has its source in statutes which delegate regulatory, supervisory and administrative powers to state insurance commissioners. Such regulation, supervision and administration relate, among other things, to the standards of solvency which must be met and maintained; the licensing of insurers and their agents; the nature of limitation on investments; deposits of securities for the benefit of policyholders; approval of policy forms and premium rates; periodic examination of the affairs of insurance companies; annual and other reports required to be filed on the financial condition of insurers or for other purposes; the amount of dividends which may be distributed to a parent corporation; requirements regarding reserves for unearned premiums and losses and other matters. Regulation requires that property and casualty rates be adequate but not excessive nor unfairly discriminatory. See page 21 in the Annual Report to Stockholders, hereby incorporated by reference (Exhibit 13), for more information on certain regulatory matters. In 1988, California voters narrowly passed Proposition 103, an initiative which significantly affects the property and casualty insurance business in that state. See Note 5 on page 48 in the 1993 Annual Report to Stockholders for more details.

          All areas of the insurance business are highly competitive due to the marketing structure and the large number of stock and mutual insurance companies and other entities competing. These factors prevent any one insurance company or group of insurers from dominating the market.

          Property and Casualty Operations
          --------------------------------

          Subsidiaries engaged in the property and casualty insurance business, which insure commercial, personal and surety lines, are SAFECO Insurance Company of America, General Insurance Company of America, First National Insurance Company of America, SAFECO National Insurance Company, SAFECO Insurance Company of Illinois, SAFECO Lloyds Insurance Company, SAFECO Surplus Lines Insurance Company, F.
          B. Beattie & Co., Inc., COMAV Managers, Inc., and Whitehall Insurance Brokers, Inc. Coverages include automobile, homeowners, fire and allied lines, commercial multi-peril, miscellaneous casualty, fidelity and workers' compensation. Their products are primarily sold through independent insurance agents in nearly all states and the District of Columbia. SAFECO sold its Canadian property and casualty operations in June of 1991. See page 24 in the 1993 Annual Report to Stockholders for more information.

PART I

          The following table shows consolidated property and casualty gross premiums written for SAFECO's ten largest states (amounts in thousands):

                                     1993                 1992                  1991
                               ----------------     ----------------     ----------------
                                          % of                 % of                 % of
               State           Amount     Total     Amount     Total     Amount     Total
               -----           ------     -----     ------     -----     ------     -----
          California        $  531,779     25%   $  479,003     25%   $  437,282     24%
          Washington           351,231     16%      314,566     16%      268,998     15%
          Oregon               144,534      7%      133,586      7%      122,371      7%
          Texas                134,183      6%      107,208      6%       88,932      5%
          Illinois              81,892      4%       74,382      4%       66,435      3%
          Georgia               65,852      3%       59,925      3%       54,137      3%
          Missouri              64,763      3%       59,883      3%       54,006      3%
          Tennessee             54,207      3%       52,796      3%       48,952      3%
          Idaho                 47,867      2%       43,536      2%       38,885      2%
          Connecticut           47,737      2%       43,929      2%       39,667      2%
                            ----------    ---    ----------    ---    ----------    ---
                             1,524,045     71%    1,368,814     71%    1,219,665     67%
          All Others           610,467     29%      568,276     29%      610,534     33%
                            ----------    ---    ----------    ---    ----------    ---
          TOTAL             $2,134,512    100%   $1,937,090    100%   $1,830,199    100%
                            ==========    ===    ==========    ===    ==========    ===

          Voluntary personal, commercial and surety lines (which excludes assigned risk, FAIR plans, etc.) comprise approximately 69%, 25% and 4%, respectively, of 1993 gross premiums written. Gross premiums written growth of 10.2% in 1993 is comprised of a 10.4% increase for personal and increases of 10.3% for commercial and 5.7% for surety lines. Gross premiums written growth of 5.8% in 1992 was comprised of a 6.0% increase for personal, and increases of 6.2% for commercial and 0.8% for surety lines. Excluding Canadian premiums, 1992 gross premiums written increased 10.9% over 1991, with personal up 13.1% and commercial up 7.0%.

          The growth in personal lines is the result of both rate increases and an increase in policies in force. This increase in policies in force is due, in part, to a number of companies in the past withdrawing or restricting their writings of personal lines. Vehicles insured increased 2.2% in 1993; however, the number of vehicles insured declined slightly in the fourth quarter. Vehicles insured increased 6.2% in 1992. This declining trend in the growth rate has been caused primarily by the rate increases placed in effect in recent years. As a result, only modest rate increases are planned for 1994. The number of homes insured increased 8.0% in 1993 and 10.8% in 1992. It is expected that the number of homes insured will continue to increase in 1994, although at a somewhat slower pace. SAFECO's commercial lines premiums increased in 1993 and 1992 as a result of both real growth and some rate increases. Continued growth in commercial premiums written is expected in 1994. The larger increase in surety premiums in 1993 versus 1992 is primarily due to new commercial accounts acquired and a slightly improved construction economy.

          Additional financial information about SAFECO's business segments is set forth in Note 16 on page 54 of the 1993 Annual Report to Stockholders.

PART I

          The consolidated financial statements include the estimated liability (reserves) for unpaid losses and loss adjustment expense of SAFECO's property and casualty insurance subsidiaries. The liability is presented net of amounts recoverable from salvage and subrogation recoveries and gross of amounts recoverable from reinsurance.

          Reserves for losses that have been reported to SAFECO and certain legal expenses are established on a "case basis" method. Claims incurred but not reported (IBNR) and other adjustment expense are estimated using statistical procedures. Salvage and subrogation recoveries are accrued using the "case basis" method for large claims and statistical procedures for smaller claims.

          These reserves aggregate SAFECO's best estimates of the total ultimate cost of claims that have been incurred but have not yet been paid. The estimates are based on past claims experience and consider current claims trends as well as social, legal and economic conditions, including inflation. The reserves are not discounted.

          Loss and loss adjustment expense reserve development is reviewed on a regular basis to determine that the reserving assumptions and methods are appropriate. Reserves initially determined are compared to the amounts ultimately paid. A statistical estimate of the projected amounts necessary to settle outstanding claims is made regularly and compared to the recorded reserves.

          The table on page 4 provides an analysis of changes in losses and adjustment expense reserves for 1993, 1992 and 1991 (net of reinsurance amounts). Changes in the reserves are reflected in the income statement for the year when the changes are made. Operations were credited $96.9 million, $44.6 million and $24.1 million in 1993, 1992, and 1991, respectively, as a result of a reduction in the estimated amounts needed to settle prior years' claims.

PART I

Analysis of Changes in Losses and Adjustment Expense Reserves - (Net of reinsurance amounts):

                                            1993            1992           1991
                                         ----------      ----------     ----------
                                                       (In Thousands)
   Losses and adjustment expense
     reserves at beginning of year  . .  $1,963,136      $1,865,319     $1,791,461
                                         ----------      ----------     ----------
   Incurred losses and adjustment
     expense for claims occurring
     in the current year  . . . . . . .   1,447,565       1,351,234      1,309,259

   Decrease in estimated losses and
     adjustment expense for claims
     occurring in prior years . . . . .     (96,937)        (44,582)       (24,057)
                                         ----------      ----------     ----------
   Total incurred losses and
     adjustment expense . . . . . . . .   1,350,628       1,306,652      1,285,202
                                         ----------      ----------     ----------
   Losses and adjustment expense
     payments for claims occurring
     during:  Current year  . . . . . .     719,756         659,960        608,317
     Prior years  . . . . . . . . . . .     598,886         548,875        603,027
                                         ----------      ----------     ----------
   Total losses and adjustment
     expense payments . . . . . . . . .   1,318,642       1,208,835      1,211,344
                                         ----------      ----------     ----------
   Losses and adjustment expense
     reserves at end of year  . . . . .  $1,995,122      $1,963,136     $1,865,319
                                         ==========      ==========     ==========


Reconciliation of Liability for Losses and Adjustment Expense Reserves (per property and casualty balance sheet):

                                                       (In Thousands)
   Losses and adjustment expense
     reserves at end of year  . . . . .  $1,995,122      $1,963,136     $1,865,319

   Reinsurance recoverables on
     unpaid losses at end of year . . .     100,065          89,198        152,029
                                         ----------      ----------     ----------
   Losses and adjustment expense
     reserves, gross of reinsurance
     recoverables, at end of year . . .  $2,095,187      $2,052,334     $2,017,348
                                         ==========      ==========     ==========


     The table on page 5 presents the development of the losses and adjustment expense reserves for 1983 through 1993. The top lines of the table show the estimated liability for unpaid losses and adjustment expense at December 31 for each of the indicated years, both gross and net of related reinsurance amounts. The upper portion of the table shows the cumulative amount paid with respect to the previously recorded liability as of the end of each succeeding year. The next section shows the re-estimated amount of the previously recorded liability based on experience as of each succeeding year. The estimate is increased or decreased as more information becomes known about individual claims and as changes in conditions and claim trends become apparent.

PART I

         Analysis of Losses and Adjustment Expense Reserve Development

                                                             Year Ended December 31,
                                 -------------------------------------------------------------------------------
                                   1983          1984           1985          1986          1987         1988
                                 --------      --------       --------     ----------    ----------   ----------
Liability for unpaid losses
  and adjustment expense:
   Gross of reinsurance........  $588,917      $647,656       $841,300     $1,095,163    $1,328,495   $1,523,554
   Reinsurance.................     7,567        18,266         39,910         54,881        78,975       97,003
                                 --------      --------       --------     ----------    ----------   ----------
   Net                           $581,350      $629,390       $801,390     $1,040,282    $1,249,520   $1,426,551
                                 ========      ========       ========     ==========    ==========   ==========

                                                      Year Ended December 31,
                                 ------------------------------------------------------------------
                                    1989          1990         1991          1992          1993
                                 ----------    ----------    ----------    ----------    ----------
Liability for unpaid losses
 and adjustment expense:
   Gross of reinsurance .......  $1,702,458    $1,872,144    $2,017,348    $2,052,334    $2,095,187
   Reinsurance.................      75,279        80,683       152,029        89,198       100,065
                                 ----------    ----------    ----------    ----------    ----------
   Net                           $1,627,179    $1,791,461    $1,865,319    $1,963,136    $1,995,122
                                 ==========    ==========    ==========    ==========    ==========

                                                             Year Ended December 31,
                                  ------------------------------------------------------------------------------
                                    1983          1984          1985          1986          1987         1988
                                  --------      --------      --------    ----------    ----------    ----------
Net paid (cumulative) as of:
 1 Yr Later..................     $282,856      $274,748      $320,606    $  382,274    $  419,522    $  443,056
 2 Yrs Later..................     411,443       427,283       526,276       610,331       677,053       725,684
 3 Yrs Later..................     497,009       544,725       664,680       771,278       848,174       902,480
 4 Yrs Later..................     563,150       624,475       758,202       875,910       936,447     1,010,271
 5 Yrs Later..................     608,491       677,612       820,514       945,436     1,033,741     1,083,462
 6 Yrs Later..................     638,686       717,637       837,182       991,806     1,082,759
 7 Yrs Later..................     661,075       746,826       895,193     1,029,619
 8 Yrs Later..................     675,394       765,662       922,963
 9 Yrs Later..................     690,290       787,597
10 Yrs Later..................     710,492


                                               Year Ended  December 31
                                 ----------------------------------------------------
                                    1989          1990          1991           1992
                                 ----------    ----------     --------       --------
Net paid (cumulative) as of:
 1 Yr Later..................    $  540,198    $  603,027     $548,875       $598,886
 2 Yrs Later..................      849,568       914,456      905,725
 3 Yrs Later..................    1,035,024     1,109,436
 4 Yrs Later..................    1,149,505
 5 Yrs Later..................



                                                          Year Ended  December 31
                                 ----------------------------------------------------------------------------
                                   1983         1984         1985          1986          1987         1988
                                 --------     --------    ----------    ----------   -----------   ----------
Net liability re-estimated
 as of:
 1 Yr Later..................    $602,807     $681,465    $  888,650    $1,094,095    $1,253,870   $1,397,704
 2 Yrs Later..................    637,666      747,037       946,871     1,118,222     1,258,193    1,368,128
 3 Yrs Later..................    670,317      784,297       961,356     1,121,243     1,258,017    1,355,793
 4 Yrs Later..................    696,877      800,150       969,202     1,140,282     1,264,839    1,338,568
 5 Yrs Later..................    715,462      810,458       989,095     1,149,075     1,266,261    1,360,496
 6 Yrs Later..................    722,250      825,823     1,005,888     1,168,725     1,299,601
 7 Yrs Later..................    737,526      847,874     1,031,969     1,210,457
 8 Yrs Later..................    755,032      875,820     1,075,759
 9 Yrs Later..................    782,969      919,446
10 Yrs Later..................    826,864

                                             Year Ended December 31
                                --------------------------------------------------
                                   1989         1990         1991          1992
                                ----------   ----------   ----------    ----------
Net liability re-estimated
 as of:
 1 Yr Later..................   $1,621,873   $1,767,404   $1,820,737    $1,866,199
 2 Yrs Later..................   1,593,554    1,705,835    1,732,844
 3 Yrs Later..................   1,541,434    1,666,124
 4 Yrs Later..................   1,544,767


                                                            Year Ended December 31
                                 -----------------------------------------------------------------------------
                                    1983        1984          1985          1986           1987         1988
                                 ----------  -----------   -----------   -----------     ---------     -------
Net redundancy (deficiency)
  cumulative as of:
 1 Yr Later..................    $ (21,457)   $ (52,075)    $ (87,260)    $ (53,813)     $ (4,350)     $28,847
 2 Yrs Later..................     (56,316)    (117,647)     (145,481)      (77,940)       (8,673)      58,423
 3 Yrs Later..................     (88,967)    (154,907)     (159,966)      (80,961)       (8,497)      70,758
 4 Yrs Later..................    (115,527)    (170,760)     (167,812)     (100,000)      (15,319)      87,983
 5 Yrs Later..................    (134,112)    (181,068)     (187,705)     (108,793)      (16,741)      66,055
 6 Yrs Later..................    (140,900)    (196,433)     (204,498)     (128,443)      (50,081)
 7 Yrs Later..................    (156,176)    (218,484)     (230,579)     (170,175)
 8 Yrs Later..................    (173,682)    (246,430)     (274,369)
 9 Yrs Later..................    (201,619)    (290,056)
10 Yrs Later..................    (245,514)

                                                Year Ended December 31
                                 -----------------------------------------------------
                                    1989          1990          1991          1992
                                 ----------     --------       --------       -------
Net redundancy (deficiency)
  cumulative as of:
 1 Yr Later...................   $  5,306       $ 24,057       $ 44,582       $96,937
 2 Yrs Later..................     33,625         85,626        132,475
 3 Yrs Later..................     85,745        125,337
 4 Yrs Later..................     82,412

PART I

          The lower section of the table on Page 5 shows the cumulative redundancy (deficiency) developed with respect to the previously recorded liability as of the end of each succeeding year. For example, the 1983 reserve of $581.4 million developed a $21.5 million deficiency after one year which grew over ten years to a deficiency of $245.5 million. The reserve development deficiencies indicated for the years 1983 through 1987 were due to the emergence of liabilities for pollution, asbestos and other hazardous toxic claims and related legal expenses and adverse development from the automobile liability and workers' compensation lines due to significant medical inflation and trends in the civil justice system. In this same period, loss adjustment expenses were increasing rapidly, reflecting higher legal costs and increased litigation.

          As the trends noted above became apparent, the Corporation aggressively increased reserves to address these deficiencies.

          For 1988 and subsequent years, SAFECO's reserve development has been favorable. This trend reflects the aggressive reserving undertaken in prior years to correct deficiencies which is no longer necessary, favorable legislation in the workers' compensation area, and moderation of medical costs and inflation.

          The impact of reinsurance on the development information presented on Page 5 is not significant. Reserve development gross of reinsurance for the previous three years is as follows (in thousands):

                                           1990          1991          1992
                                        ----------    ----------    ----------
          Gross reserves                $1,872,144    $2,017,348    $2,052,334
                                        ==========    ==========    ==========

          Cumulative development
            net of reinsurance          $  125,337    $  132,475    $   96,937

          Cumulative development
            of reinsurance ceded               158        (3,868)       (1,124)
                                        ----------     ---------     ---------

          Cumulative development
             gross of reinsurance       $  125,495    $  128,607     $  95,813
                                        ==========    ==========     =========

          In order to maintain adequate reserves, SAFECO'S objective is to set reserves which are slightly redundant; that is, the amounts originally recorded as reserves should be more than the amounts ultimately required to settle losses. Analysis indicates that SAFECO's reserves are adequate and probably slightly redundant at December 31, 1993, 1992 and 1991. Operations were credited $96.9 million, $44.6 million and $24.1 million in 1993, 1992 and 1991, respectively, as a result of a reduction in the estimated amounts needed to settle prior years' claims.

          In evaluating the information contained in the reserve development table on Page 5, it should be noted that each amount includes the effects of all changes in amounts for prior periods. For example, the amount of the redundancy shown for the December 31, 1992 reserves that relate to losses incurred in 1983 will be included in the cumulative redundancy or deficiency amount for the years 1983 through 1991. This

PART I
          table does not present accident or policy year development data, which some readers may be more accustomed to analyzing. Conditions and trends that have affected development of the liability in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based on this table.

          SAFECO's property and casualty companies' reserves for losses and adjustment expense for liability coverages related to environmental, asbestos and other hazardous toxic claims totaled $113.4 million at December 31, 1993, compared with $110.5 million at December 31, 1992. These amounts are before the effect of reinsurance, which is insignificant. These reserves are approximately 5% of total property and casualty reserves for losses and adjustment expense at both December 31, 1993 and 1992. The reserves include estimates for both reported and IBNR losses and related legal expenses.

          The components of these reserves at December 31, 1993 are as follows (in thousands):

                                                     Loss
                                                   Adjustment
                                       Loss         Expense        Total
                                     -------       ----------     --------
          Case  . . . . . . . .      $41,550        $11,360       $ 52,910
          IBNR  . . . . . . . .       29,000         31,500         60,500
                                     -------        -------       --------
          Total . . . . . . . .      $70,550        $42,860       $113,410
                                     =======        =======       ========


          In view of the changes in environmental regulations and legal decisions which affect the development of loss reserves, the process to estimate loss reserves for these matters results in imprecise estimates. Quantitative techniques have to be supplemented by subjective considerations and managerial judgment. In view of these conditions, trends that have affected development of these liabilities in the past may not necessarily occur in the future. The reserves carried for these claims at December 31, 1993 are estimates based on the known facts and current law and are believed to be adequate. SAFECO's actual loss and adjustment expense payments for these types of claims totaled $6.5 million, $9.7 million and $5.9 million for 1993, 1992 and 1991, respectively. SAFECO has generally avoided writing coverages for larger companies with substantial exposure in these areas.

          The property and casualty insurance subsidiaries are required to file annual statements with state regulatory authorities prepared on an accounting basis prescribed or permitted by such authorities (statutory basis). The difference between the liability at December 31, 1993 for losses and adjustment expense reported in the consolidated financial statements in accordance with generally accepted accounting principles (GAAP) of $2,095,187,000 and $1,995,122,000 reported in the annual statement filed with state regulatory authorities relates to reinsurance recoverables. Under FASB Statement 113 the GAAP-basis liability for losses and adjustment expense is reported gross of amounts recoverable from reinsurance. Statutory-basis financial statements show the liability net of reinsurance.

PART I

          SAFECO's property and casualty subsidiaries protect themselves from excessive losses by reinsuring on treaty and facultative bases. Reinsurance recoverables relating to unpaid losses and adjustment expense were $100.1 million at December 31, 1993 and $89.2 million at December 31, 1992. Reinsurance costs for catastrophe coverages have increased in the last few years and are expected to remain higher in the foreseeable future, given the large amount of catastrophe losses in recent years. SAFECO's catastrophe property reinsurance program for 1994 covers 90% of $150 million of single event losses in excess of a $50 million retention. In the event of a substantial catastrophe, SAFECO would, therefore, retain the first $50 million of losses, 10% of the next $150 million and all losses in excess of $200 million. Both the retention level and the aggregate coverage limit for 1994 are higher than in prior years.

          SAFECO's insurance subsidiaries have not entered into retrospective reinsurance contracts and have not participated in any unusual or nonrecurring reinsurance transactions such as "swaps" of reserves or portfolio loss transfers. SAFECO does not use "funding covers" and has not participated in any surplus relief transactions. None of SAFECO's significant reinsurers are experiencing financial difficulties. Additional information on reinsurance can be found in
          Note 4 on page 47 in the Annual Report to Stockholders. Reinsurance amounts ceded in 1991 were higher due to the sale of SAFECO's Canadian operations in 1991.

          On January 17, 1994 a severe earthquake struck southern California. Based on claims information available as of the date of this report SAFECO expects its losses to be approximately $60 million, after reinsurance. The losses will be recorded in the first quarter of 1994. This estimate is based on an expectation of approximately 8,000 claims, resulting in gross losses ranging from $150 million to $175 million before reinsurance. As noted above, SAFECO's 1994 catastrophe reinsurance program covers 90% of single event losses between $50 million and $200 million. Because of the size of this loss, SAFECO will pay approximately $18 million of additional premiums to reinstate its 1994 catastrophe reinsurance program for the remainder of 1994. This additional expense will also be recorded in the first quarter of 1994. In Note 14 on Page 52 in the 1993 Annual Report to Stockholders, SAFECO initially estimated that its losses due to this quake would exceed $50 million, the threshold at which the Corporation's reinsurance coverage begins. This initial estimate was based on claims information available through February 11, 1994, the date of the 1993 Annual Report to Stockholders.

          In 1992, approximately 2,400 active insurance companies competed for $228 billion in property and casualty insurance premiums in the United States. The SAFECO group of property and casualty companies ranked 27th among significant groups of such companies, based on net premiums written.

PART I

          Life and Health Operations

          Subsidiaries engaged in the life and health insurance business are SAFECO Life Insurance Company, SAFECO National Life Insurance Company, First SAFECO National Life Insurance Company of New York and SAFECO Administrative Services, Inc. These companies offer individual and group insurance products, pension plans and annuity products. SAFECO Life's major market in the group operations is excess loss medical insurance, sold to self-insured employers. Products are marketed through professional agents in all states and the District of Columbia.

          SAFECO Life Insurance Company reinsures portions of its individual and group life, accident and health insurance through commercial reinsurance treaties, thus providing protection against large risks and catastrophe situations.

          In the life and health insurance field, SAFECO Life Insurance Company competes against some of the largest corporations in the United States. On the basis of 1992 statutory premiums, SAFECO Life Insurance Company ranked 38th among life insurance companies doing business in the United States.

          Many life insurance companies' pension and annuity products have been impacted by general economic conditions, lower investment returns, rating downgrades, increased competition and decisions by plan sponsors to diversify assets and fund management. SAFECO Life Insurance Company has experienced an increase in the level of withdrawal of funds from its pension and annuity business (see Statement of Cash Flows on page 34 of the 1993 Annual Report to Stockholders -- Return of Funds Held Under Deposit Contracts), due to scheduled payouts on distribution-type products and the lower interest rate environment. However, SAFECO Life Insurance Company's overall withdrawal experience remains relatively modest. The table on page 10 sets forth a summary of the components of "Funds Held Under Deposit Contracts" at December 31, 1993 and describes the applicable surrender charges and surrender experience.

DETAIL OF SAFECO LIFE INSURANCE COMPANIES' FUNDS HELD UNDER DEPOSIT CONTRACTS


                                                                            Range of
                                                                           Credited or
                                                                        Assumed Interest
                             Outstanding at                                 Rates at                                  Approximate
                            December 31, 1993                              December 31,                                Surrender
       Product               (In Thousands)     Expected Maturities            1993        Surrender Charges          Experience
       -------              -----------------   -------------------     ---------------    -----------------          ----------
Universal Individual Life      $  191,700       Approximately            5.50% to 7.90%    Varies by issue age,     7% per annum
                                                15-20 Years                                sex, and duration
                                                                                           from $1 to $58 per
Annuities:                                                                                 $1,000 of insurance

    Structured Settlement
      Immediate                 3,196,007       25 Years & Over          4.0% to 12.4%    Cannot surrender         Cannot surrender

    Non-Qualified Deferred        788,902       Approximately            3.8% to 9.0%     Typically 5% in Year     5.5% per annum
                                                8-12 Years                                 1 graded to 0% in
                                                                                           Year 6

    Other                           7,478       Approximately            7.25% to 8.25%    None                     5% per annum
                                                7-10 Years
Pension:

    Guaranteed Investment
      Contacts                    297,313       Typically 4 Years        4.85% to 10.05%   Cannot surrender         Less than 1%
                                                                                           except in extremely      per annum
                                                                                           unusual circumstances

    Other Qualified Annuities   2,748,039       Approximately            4.75% to 7.23%    Typically 9% in Year 1   7% per annum
                                                10-15 Years                                graded to 0% in year 9.
                                                                                           SAFECO has the option
                                                                                           to defer payout over
                                                                                           20 quarters for
                                                                                           one-half of these
                                                                                           contracts. In addition,
                                                                                           approximately $400
                                                                                           million of these
                                                                                           deposits have a market
                                                                                           value adjustment
                                                                                           provision.
                               ----------
TOTAL                          $7,229,439
                               ==========

PART I

          Investments
          -----------

          A description of SAFECO's investment portfolio begins on Page 27 of the Annual Report to Stockholders. SAFECO's consolidated investments in mortgage-backed securities (primarily residential collateralized mortgage obligations, or CMOs, and pass-throughs) totaled $2.3 billion at December 31, 1993. The corresponding market value of these securities at this date was $2.4 billion. Approximately 97% of these securities are held in the life and health insurance portfolio, with the balance held in the property and casualty insurance portfolio. Approximately 91% of the mortgage- backed securities are government/agency backed or AAA rated at December 31, 1993. Less than 2% of SAFECO's mortgage-backed securities are of the riskier, highly volatile type (e.g., interest only, floaters, etc.). SAFECO has intentionally not invested significant amounts in the riskier types of mortgage-backed securities. The following two tables detail SAFECO's consolidated holdings of mortgage-backed securities.

          SAFECO Consolidated Holdings of Mortgage-Backed Securities at December 31, 1993 (dollar amounts in millions):

                                                   GAAP Carrying Value      GAAP Market Value
                                                   -------------------     -------------------
                                                    Amount        %         Amount        %
                                                   --------     ------     --------     ------
          Residential CMOs:
             Planned Amortization
                Class (PAC) and
                Targeted Amortization
                Class (TAC) (Fixed Coupon)         $  574.3      25.4%      $  595.7      24.6%
             Sequential Pay (SEQ)                     808.3      35.7          862.0      35.5
             Accrual Coupon (Z-Tranche)               489.7      21.6          553.8      22.8
             Companions/Supports                       18.6       0.8           19.3       0.8
             Principal Only                            10.4       0.5           10.3       0.4
             Inverse Floaters                           8.0       0.4            9.1       0.4
             Interest Only                              2.0       0.1            1.1         -
                                                   --------     -----       --------     -----
                Subtotal                            1,911.3      84.5        2,051.3      84.5
                                                   --------     -----       --------     -----
          Residential Mortgage-Backed
            Pass-Throughs (Non-CMOs):

             Government/Agency Backed
               - all Fixed Coupon                     124.9       5.5          139.2       5.8
             Private Issuer-Fixed Coupon               80.4       3.6           85.5       3.5
             Private Issuer-Floating                    0.4         -            0.4         -
                                                   --------     -----       --------     -----
                Subtotal                              205.7       9.1          225.1       9.3
                                                   --------     -----       --------     -----
          Securitized Commercial
            Real Estate (Non-agency):

             Pass-Throughs                             85.0       3.8           87.2       3.6
             CMOs                                      60.3       2.6           62.6       2.6
                                                   --------     -----       --------     -----
                Subtotal                              145.3       6.4          149.8       6.2
                                                   --------     -----       --------     -----
          Asset-Backed Securities
            (Non-Real Estate)                             -         -              -         -
                                                   --------     -----       --------     -----
                Total Mortgaged-Backed
                  Securities                       $2,262.3     100.0%      $2,426.2     100.0%
                                                   ========     =====       ========     =====

PART I

          The quality distribution of SAFECO's mortgage-backed security portfolio as of December 31, 1993 as a percentage of GAAP carrying value is as follows:

                           Quality               Percent
                  ------------------------       -------
                  Government/Agency Backed         58%
                  AAA                              33
                  AA                                6
                  A                                 1
                  BBB                               1
                  BB or lower                       1
                                                  ---
                                                  100%
                                                  ===

          The following table presents pretax investment income yields for SAFECO's property and casualty and life and health insurance subsidiaries (calculations based on GAAP amortized cost):

                                        1993       1992      1991
                                       ------     ------    ------
                                              (In Thousands)
          Property and Casualty         7.6%       8.2%      8.9%
          Life and Health               8.8%       9.3%      9.7%

          The declines in the investment income yields in 1993 and 1992 for both portfolios are primarily due to the lower interest rate environment. The property and casualty decreases also reflect the higher percentage of tax- exempt securities in this portfolio.

          Other Operations
          ----------------

          The other subsidiaries of the Corporation, which are engaged in lines of business other than insurance, have been acquired or organized since 1966 in the course of a program of diversification. These include SAFECO Properties, Inc. and its subsidiaries (including Winmar Company, Inc. and SAFECARE Company, Inc.), SAFECO Credit Company, Inc., SAFECO Securities, Inc., SAFECO Services Corporation, SAFECO Asset Management Company, PNMR Securities, Inc. and Talbot Agency, Inc.

          Winmar Company, Inc., acquired in 1967, invests in and operates real estate properties, primarily regional shopping centers, in or near Burlington, Seattle, Vancouver and Silverdale, Washington; Cleveland and Columbus, Ohio; Louisville, Kentucky; West Valley City, Utah; Palm Springs, California; Boise, Idaho; Medford, Albany, Progress, Jantzen Beach and Portland, Oregon; Milwaukee, Wisconsin; San Antonio, Texas; and Flagstaff, Arizona. Winmar also offers real estate services, including property management, design and construction management and tenant leasing services. See Item 2 - Properties, for additional information.

          SAFECARE Company, Inc., organized in 1968, owns and leases four healthcare facilities (including convalescent centers and psychiatric hospitals) and three medical office buildings to third parties. See
          Item 2 - Properties, for additional information.

PART I

          SAFECO Properties, Inc. sold its hospital operating and management company (SAFECARE Health Services, Inc.) in May of 1992. See page 27 of the 1993 Annual Report to Stockholders for more information.

          SAFECO Credit Company, Inc., organized in 1969, provides loans and equipment financing and leasing to commercial businesses. A significant portion of the business of SAFECO Credit Company, Inc. consists of loans to other members of the SAFECO group. These loans are limited to 50% or less of the total loans outstanding.

          SAFECO Securities, Inc., organized in 1967, is the principal underwriter for the SAFECO Common Stock Trust, SAFECO Bond Trust, SAFECO Tax-Exempt Bond Trust and the SAFECO Money Market Trust, each of which is a publicly- held mutual fund trust having four, three, five and two investment portfolios, respectively (four trusts total, with 14 "retail" portfolios available).

          SAFECO Services Corporation, organized in 1972, is the transfer agent for the SAFECO Mutual Funds.

          SAFECO Asset Management Company, acquired by the Corporation in 1973, serves as the investment advisor to the SAFECO Mutual Funds and various institutional accounts of unrelated organizations.

          PNMR Securities, Inc., organized in 1986, is the principal underwriter for the SAFECO Resource Series Trust mutual fund, which has five separate investment portfolios, and distributes variable-return contracts issued by SAFECO Life Insurance Company. In addition, PNMR acts as a broker-dealer, making shares of unaffiliated mutual funds available to the public through its registered representatives.

          Talbot Agency, Inc., acquired by the Corporation in 1993, is a full service insurance agency located in Albuquerque, New Mexico and is the sole distributor of SAFECO life deferred annuity products to customers of financial institutions.

ITEM 2.   PROPERTIES

          Following is a brief description of the materially important properties owned and leased by SAFECO and its subsidiaries.

          SAFECO's property and casualty group leases from General America Corporation (wholly-owned subsidiary of SAFECO Corporation), its home office building complex located in Seattle, Washington. This complex totals 574,000 gross square feet. A small portion of this is rented to non-SAFECO professional tenants. A 700-car parking garage is connected to the complex.

          SAFECO's life and health insurance companies lease their home office building complex, located in Redmond, Washington, from General America Corporation. This complex totals 232,000 gross square feet.

          Other buildings owned and occupied by the Companies include a service facility in Redmond, Washington, as well as regional and branch offices in Atlanta, GA; Fountain Valley, CA; Cincinnati, OH; Denver, CO; Portland, OR; St. Louis, MO; and Redmond and Spokane, WA, comprising 949,000 gross square feet.

          All owned buildings are of modern construction, including air conditioning. All other branch and service offices utilize leased premises comprising 350,000 gross square feet, generally for periods of five years or less.

PART I

          Winmar Company, Inc. is engaged in the investment in and management of a wide variety of real estate projects, primarily regional shopping centers, located throughout the United States. Some of the projects are owned by subsidiaries of Winmar and in conjunction with other investors, and others are leased under long-term leases.

          The following is a summary of the property leased to others. All construction is of steel or steel and concrete.

                                                       Rentable
                                                         Area
               Description                             (Sq. Ft.)     Acreage
               -----------                             ---------     -------
          Cleveland Heights, Ohio:
             Shopping Center                              966,000       67
                                                        ---------      ---
          Progress, Oregon:
             Shopping Center                              849,000       73
             Land and free-standing retail stores          19,000        8
                                                        ---------      ---
                Total                                     868,000       81
                                                        ---------      ---
          Milwaukee, Wisconsin:
             Shopping Center                              778,000       60
                                                        ---------      ---
          Louisville, Kentucky:
             Shopping Center                              501,000       70
                                                        ---------      ---
          West Valley City, Utah:
             Shopping Center                              605,000       59
             Free-standing retail stores                   36,000        3
                                                        ---------      ---
                Total                                     641,000       62
                                                        ---------      ---
          Burlington, Washington:
             Shopping Center                              407,000       71
                                                        ---------      ---
          Silverdale, Washington:
             Shopping Center                              399,000       53
             Office building and cinema                    60,000        4
                                                        ---------      ---
                Total                                     459,000       57
                                                        ---------      ---
             Other                                      1,157,000      319
                                                        ---------      ---
                TOTAL RENTABLE AREA                     5,777,000      787
                                                        =========      ===

          Winmar also owns or leases pursuant to long-term ground leases 1,619 acres of undeveloped land, primarily in Washington, Oregon and Texas.

          SAFECARE Company, Inc. leases heathcare facilities to qualified operators. SAFECARE Company's inpatient medical facilities contain approximately 300 beds. SAFECARE also owns three medical office buildings totaling 46,000 square feet.

ITEM 3.   LEGAL PROCEEDINGS

          The insurance and other subsidiaries of the Corporation, because of the nature of their business, are subject to certain legal actions filed or threatened, all in the ordinary course of business.

PART I

          The property and casualty insurance subsidiaries of the Corporation are parties to fewer than 50 lawsuits for liability coverages related to environmental claims, for which adequate reserves have been established. The loss and adjustment expense with respect to any such lawsuit, or all lawsuits related to a single incident combined, is not expected to exceed $15 million. See Page 7 of Item 1 for more information regarding the liability of such subsidiaries for environmental claims.

          For information concerning the settlement of proceedings arising under California's Proposition 103 by certain property and casualty subsidiaries of the Corporation, see Note 5 on page 48 in the 1993 Annual Report to Stockholders.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of 1993.

EXECUTIVE OFFICERS OF THE REGISTRANT

     As of March 16, 1994 these are the names, ages and positions of the executive officers of the Registrant as required by Item 10. No family relationships exist.

     Roger H. Eigsti      51     Chairman since May, 1993.  President and Chief
                                 Executive Officer since January, 1992.  President
                                 and Chief Operating Officer from May, 1989 to
                                 December, 1991.  Executive Vice President and Chief
                                 Financial Officer from 1985 to May, 1989.  Director
                                 since 1988.

     Boh A. Dickey        49     Director since August, 1993.  Executive Vice
                                 President since January, 1992.  Chief Financial
                                 Officer since May, 1989.  Senior Vice President
                                 from May, 1989 to December, 1991.  Secretary from
                                 1985 to November, 1991.  Vice President and
                                 Controller from 1982 to May, 1989.

     Richard W. Hubbard   64     Senior Vice President since May, 1989.  Treasurer
                                 since 1985.  Vice President from 1985 to May, 1989.
                                 President of SAFECO Asset Management Company since
                                 1984.

     Dan D. McLean        61     President of SAFECO Property and Casualty Insurance
                                 Companies since January, 1993.  Senior Vice
                                 President of SAFECO Property and Casualty Insurance
                                 Companies from 1984 to December, 1992 and Chief
                                 Operating Officer of such companies from February,
                                 1992 to December, 1992.  He is not an officer of
                                 the Registrant.

     Rodney A. Pierson    46     Senior Vice President since February, 1994.
                                 Secretary since November, 1991.  Controller since
                                 May, 1990.  Vice President from May, 1990 to
                                 January, 1994.  Vice President of SAFECO Property
                                 and Casualty Insurance Companies from 1987 to May,
                                 1990.  Controller of SAFECO Property and Casualty
                                 Insurance Companies from 1984 to May, 1990.

PART I

     James W. Ruddy       44     Senior Vice President since November, 1992.
                                 General Counsel since May, 1989.  Vice President
                                 from May, 1989 to November, 1992.  Associate
                                 General Counsel from 1985 to May, 1989.

     Richard E. Zunker     55    President of SAFECO Life and Health Insurance
                                 Companies since 1985.  He is not an officer of the
                                 Registrant.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS.

          Pages 29 and 55 of the 1993 Annual Report to Stockholders are hereby incorporated by reference.

ITEM 6.   SELECTED FINANCIAL DATA

          Pages 56 through 59 of the 1993 Annual Report to Stockholders are hereby incorporated by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Pages 21 through 29 of the 1993 Annual Report to Stockholders are hereby incorporated by reference.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          Pages 31 through 55 of the 1993 Annual Report to Stockholders are hereby incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          Not Applicable.

PART III

          The definitive proxy statement to be filed within 120 days after December 31, 1993, excluding the Annual Report of the Compensation Committee on Executive Compensation appearing on Pages 8 through 15, is hereby incorporated by reference to fulfill the requirements of
          Item 10, "Directors and Officers" (except for that portion of Item 10 relating to executive officers which appears in Part I above), and to fulfill the requirements of Item 11, "Executive Compensation," Item 12, "Security Ownership of Certain Beneficial Owners and Management," and Item 13, "Certain Relationships and Related Transactions."

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K:

          (a)  FINANCIAL STATEMENTS AND EXHIBITS

               F-1  Consent of Independent Auditors

          SAFECO Corporation and Subsidiaries:

               Financial Statements (pages 31 through 55 of the 1993 Annual Report to Stockholders, containing the following statements, are hereby incorporated by reference):

                    Consolidated Balance Sheet, December 31, 1993 and 1992.

                    Statement of Consolidated Income for the Three Years Ended December 31, 1993.

                    Statement of Consolidated Cash Flows for the Three Years Ended December 31, 1993.

                    Notes to Financial Statements for the Three Years Ended December 31, 1993.

          SAFECO Corporation and Subsidiaries Supplemental Consolidating
          Information:

               F-2  Balance Sheet, December 31, 1993.

               F-3  Statement of Income for the Year Ended December 31, 1993.

               F-4  Statement of Cash Flows for the Year Ended December 31,
                    1993.

          Schedules:

               F-5 Schedule I - Summary of Investments - Other Than Investments in Related Parties, December 31, 1993.

                    Schedule III - Condensed Financial Information of the Registrant (Parent Company Only).

                         F-6  Balance Sheet, December 31, 1993 and 1992.

                         F-7 Statement of Income for the Three Years Ended December 31, 1993.

                         Statement of Changes in Stockholders' Equity for the Three Years Ended December 31, 1993. (See page 36 of the 1993 Annual Report to Stockholders which is hereby incorporated by reference.)

                         F-8 Statement of Cash Flows for the Three Years Ended December 31, 1993.

               F-9 Schedule V - Supplementary Insurance Information for the Years Ended December 31, 1993, 1992 and 1991.

              F-10 Schedule VI - Reinsurance for the Years Ended December 31, 1993, 1992 and 1991.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K:
          (Continued)

               F-11 Schedule IX - Short-term Borrowings, December 31, 1993,
                    1992 and 1991.

               F-12 Schedule X - Supplemental Information Concerning
                    Property/Casualty Insurance Operations for the Years Ended December 31, 1993, 1992 and 1991.

          The following Article 7 schedules are omitted because the information is provided elsewhere in the Annual Report (Form 10-K) or because of the absence of conditions under which they are required:

               Schedules II, IV, VII and VIII

          Exhibits:

               F-13 Exhibit Index

               F-14 Exhibit 3      -    Bylaws (as last amended August 4, 1993).

                                   -    Restated Articles of Incorporation (as
                                        amended May 4, 1988) filed as Exhibit 3
                                        to Registrant's Annual Report on Form
                                        10-K for the fiscal year ended December
                                        31, 1988.

                    Exhibit 4      -    First Supplemental Indenture among the
                                        Registrant, SAFECO Credit Company, Inc.
                                        and Morgan Guaranty Trust Company of
                                        New York dated as of March 20, 1992 and
                                        filed as Exhibit 4.3 to Registrant's
                                        Current Report on Form 8-K on March 20,
                                        1992.

                                   -    Indenture among the Registrant, SAFECO
                                        Credit Company, Inc. and Morgan
                                        Guaranty Trust Company of New York
                                        dated as of December 19, 1990 and filed
                                        as Exhibit 4.1 to the Registration
                                        Statement (No. 33-36669) filed jointly
                                        by the Registrant and SAFECO Credit
                                        Company, Inc. on September 4, 1990.

                                   -    Indenture between the Registrant and
                                        Morgan Guaranty Trust Company of New
                                        York dated as of September 12, 1985 and
                                        filed as Exhibit 4b to the Registration
                                        Statement (No. 2- 99988) filed by the
                                        Registrant on August 30, 1985.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K:
          (Continued)

                    Exhibit 10     -    The following management contracts and
                                        compensatory plan arrangements:

                                   -    Executive Severance Agreements with
                                        Roger Eigsti and Boh A. Dickey, each
                                        filed as Exhibit 10 to the Registrant's
                                        Annual Report on Form 10-K for the
                                        fiscal year ended December 31, 1985;
                                        Executive Severance Agreement with R.
                                        W. Hubbard filed as Exhibit 10 to
                                        Registrant's Annual Report on Form 10-K
                                        for the fiscal year ended December 31,
                                        1986; and Executive Severance Agreement
                                        with R. E. Zunker dated May 1, 1985 and
                                        filed as Exhibit 10 to the Registrant's
                                        Annual Report on Form 10-K for the
                                        fiscal year ended December 31, 1992.

                                   -    SAFECO Incentive Plan of 1987 filed as
                                        Exhibit 10 to Registrant's Annual
                                        Report on Form 10-K for the fiscal year
                                        ended December 31, 1989 and Supplement
                                        thereto filed as Exhibit 10 to
                                        Registrant's Annual Report on Form 10-K
                                        for the fiscal year ended December 31,
                                        1990.

                                   -    SAFECO Stock Option Plan filed as
                                        Exhibit 10 to Registrant's Annual
                                        Report on Form 10-K for the fiscal year
                                        ended December 31, 1984 and Appendix
                                        thereto filed as Exhibit 10 to
                                        Registrant's Annual Report on Form 10-K
                                        for the fiscal year ended December 31,
                                        1986.

               F-15 Exhibit 11     -    Computation of Income Per Share

               F-16 Exhibit 12     -    Computation of Ratios

               F-17 Exhibit 21     -    Subsidiaries of the Registrant

               F-18 Exhibit 28     -    (P) Information from Reports Furnished
                                        to State Insurance Regulatory
                                        Authorities (paper-filed only, under
                                        Form SE)

                    Exhibit 13     -    1993 Annual Report to Stockholders
                                        (pages 21 to 59, inclusive)


          (b)  EXHIBITS AND REPORTS ON FORM 8-K

               Form 8-K was not required to be filed for any event during the quarter ended December 31, 1993.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 16th day of March, 1994.


                                    SAFECO CORPORATION


                                    By    ROGER H. EIGSTI
                                    -------------------------------------------
                                          Roger H. Eigsti, Chairman,
                                          Chief Executive Officer and President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

               Name                            Title                 Date
               ----                            -----                 ----
ROGER H. EIGSTI
- ----------------------------------   Chairman,                  March 16, 1994
Roger H. Eigsti                      Chief Executive Officer
                                     and President


BOH A. DICKEY
- ----------------------------------   Executive Vice President,  March 16, 1994
Boh A. Dickey                        Chief Financial Officer
                                     and Director


ROD A. PIERSON
- ----------------------------------   Senior Vice President,     March 16, 1994
Rod A. Pierson                       Secretary, Controller and
                                     Chief Accounting Officer


ROBERT S. CLINE
- ----------------------------------   Director                   March 16, 1994
Robert S. Cline


JOHN W. ELLIS
- ----------------------------------   Director                   March 16, 1994
John W. Ellis


WILLIAM P. GERBERDING
- ----------------------------------   Director                   March 16, 1994
William P. Gerberding


DONALD G. GRAHAM, JR.
- ----------------------------------   Director                   March 16, 1994
Donald G. Graham, Jr.

               Name                            Title                 Date
               ----                            -----                 ----
JOSHUA GREEN III
- ----------------------------------   Director                   March 16, 1994
Joshua Green III


HAROLD W. HAYNES
- ----------------------------------   Director                   March 16, 1994
Harold W. Haynes


CALVERT KNUDSEN
- ----------------------------------   Director                   March 16, 1994
Calvert Knudsen


WILLIAM G. REED, JR.
- ----------------------------------   Director                   March 16, 1994
William G. Reed, Jr.


TONI REMBE
- ----------------------------------   Director                   March 16, 1994
Toni Rembe


JUDITH M. RUNSTAD
- ----------------------------------   Director                   March 16, 1994
Judith M. Runstad


HENRY T. SEGERSTROM
- ----------------------------------   Director                   March 16, 1994
Henry T. Segerstrom


PAUL W. SKINNER
- ----------------------------------   Director                   March 16, 1994
Paul W. Skinner


- ----------------------------------   Director
George H. Weyerhaeuser

                        CONSENT OF INDEPENDENT AUDITORS

SAFECO Corporation:

We consent to the incorporation by reference in this Annual Report (Form 10-K) of SAFECO Corporation of our report dated February 11, 1994, included in the 1993 Annual Report to Shareholders of SAFECO Corporation.

Our audits also included the financial statement schedules of SAFECO Corporation listed in Item 14(a). These schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also consent to the incorporation by reference in Registration Statements (Form S-8 Nos. 2-58654 and 33-14381) of SAFECO Corporation of our report dated February 11, 1994, with respect to the consolidated financial statements and schedules of SAFECO Corporation included and/or incorporated by reference in the Annual Report (Form 10-K) for the year ended December 31, 1993.



                                        ERNST & YOUNG


Seattle, Washington
March 16, 1994

                       SAFECO CORPORATION AND SUBSIDIARIES
                     SUPPLEMENTAL CONSOLIDATING INFORMATION
                        BALANCE SHEET, DECEMBER 31, 1993
                                (In Thousands)

                                                                                       Other
                                              Property &     Life &        Real         and
                                               Casualty      Health       Estate    Eliminations   Consolidated
                                              ----------   ----------    --------   ------------   ------------
ASSETS
Investments:
   Fixed Maturities, at Amortized Cost  .     $3,226,514   $7,426,593    $      -     $  67,869    $10,720,976
   Marketable Equity Securities, at
      Market Value  . . . . . . . . . . .        775,603       26,713           -       107,936        910,252
   Mortgage Loans . . . . . . . . . . . .          3,151      487,090           -       (88,103)       402,138
   Real Estate (At cost less
      accumulated depreciation) . . . . .              -        7,492     444,431        (4,126)       447,797
   Policy Loans . . . . . . . . . . . . .              -       50,488           -             -         50,488
   Short-Term Investments . . . . . . . .         90,605       77,866         228       (59,652)       109,047
                                              ----------   ----------    --------     ---------    -----------
      Total Investments . . . . . . . . .      4,095,873    8,076,242     444,659        23,924     12,640,698
Cash    . . . . . . . . . . . . . . . . .         28,834       19,858         494        18,647         67,833
Accrued Investment Income . . . . . . . .         79,101      128,232           -         2,956        210,289
Finance Receivables (Less unearned
   finance charges and allowance for
   doubtful accounts) . . . . . . . . . .              -            -           -       547,759        547,759
Premiums and Other Service
   Fees Receivable  . . . . . . . . . . .        375,392       13,257       8,904         3,320        400,873
Other Notes and Accounts Receivable . . .          7,945       14,736      55,351        (2,055)        75,977
Reinsurance Recoverables  . . . . . . . .        111,074       15,166           -             -        126,240
Land, Buildings and Equipment for
   Company Use (At cost less
   accumulated depreciation)  . . . . . .        120,495          692       1,558        26,873        149,618
Deferred Policy Acquisition Costs . . . .        133,103      234,200           -             -        367,303
Other Assets  . . . . . . . . . . . . . .         62,789      105,478       6,445        45,989        220,701
                                              ----------   ----------    --------     ---------    -----------
      TOTAL . . . . . . . . . . . . . . .     $5,014,606   $8,607,861    $517,411     $ 667,413    $14,807,291
                                              ==========   ==========    ========     =========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Losses and Adjustment Expense . . . . . .     $2,095,187   $   33,185    $      -     $       -    $ 2,128,372
Unearned Premiums . . . . . . . . . . . .        809,427        9,958           -             -        819,385
Life Policy Liabilities . . . . . . . . .              -      151,488           -             -        151,488
Funds Held Under Deposit Contracts  . . .              -    7,229,439           -             -      7,229,439
Notes and Mortgages Payable:
   Credit Company Borrowings  . . . . . .              -            -           -       427,930        427,930
   10.75% Notes Due 1995  . . . . . . . .              -            -           -       200,000        200,000
   Other Notes and Mortgages:
      Affiliates  . . . . . . . . . . . .              -            -     131,816      (131,816)             -
      Other . . . . . . . . . . . . . . .              -            -     225,077        65,428        290,505
Other Liabilities . . . . . . . . . . . .        301,099      253,042      26,169        49,581        629,891
Federal and Canadian Income Taxes:
   Current  . . . . . . . . . . . . . . .         19,477       15,961       2,496            29         37,963
   Deferred . . . . . . . . . . . . . . .         15,630       51,575      25,921        24,801        117,927
                                              ----------   ----------    --------     ---------    -----------
      Total Liabilities . . . . . . . . .      3,240,820    7,744,648     411,479       635,953     12,032,900
                                              ----------   ----------    --------     ---------    -----------
Common Stock  . . . . . . . . . . . . . .         12,526        6,006           1       188,947        207,480
Additional Paid-In Capital  . . . . . . .         63,557       92,806      42,123      (198,486)             -
Retained Earnings . . . . . . . . . . . .      1,468,196      757,573      63,808        17,745      2,307,322
Unrealized Appreciation of Marketable
   Equity Securities, Net of Tax . . . .         232,075        6,828           -        23,254        262,157
Unrealized Loss from Foreign Currency
   Translation, Net of Tax  . . . . . . .         (2,568)           -           -             -         (2,568)
                                              ----------   ----------    --------     ---------    -----------
      Stockholders' Equity  . . . . . . .      1,773,786      863,213     105,932        31,460      2,774,391
                                              ----------   ----------    --------     ---------    -----------
      TOTAL . . . . . . . . . . . . . . .     $5,014,606   $8,607,861    $517,411     $ 667,413    $14,807,291
                                              ==========   ==========    ========     =========    ===========

                                                                          F-3
                      SAFECO CORPORATION AND SUBSIDIARIES
                     SUPPLEMENTAL CONSOLIDATING INFORMATION
            STATEMENT OF INCOME FOR THE YEAR ENDED DECEMBER 31, 1993
                                 (In Thousands)

                                                                                                        Other
                                                                 Property &    Life &       Real         and
                                                                  Casualty     Health      Estate     Eliminations     Consolidated
                                                                 ----------   ---------   ---------   ------------     ------------
REVENUES:
    Insurance:
       Property and Casualty Earned Premiums  . . . . . . . . .  $1,929,714   $       -    $      -      $      -       $1,929,714
       Life and Health Premiums and Other Revenues  . . . . . .           -     305,963           -             -          305,963
                                                                 ----------   ---------    --------      --------       ----------
          Total   . . . . . . . . . . . . . . . . . . . . . . .   1,929,714     305,963           -             -        2,235,677
    Real Estate . . . . . . . . . . . . . . . . . . . . . . . .           -           -      78,252             -           78,252
    Finance . . . . . . . . . . . . . . . . . . . . . . . . . .           -           -           -        50,061           50,061
    Asset Management  . . . . . . . . . . . . . . . . . . . . .           -           -           -        13,250           13,250
    Net Investment Income . . . . . . . . . . . . . . . . . . .     277,643     668,158           -         5,994          951,795
    Realized Investment Gain  . . . . . . . . . . . . . . . . .     114,561      53,544       8,126        11,418          187,649
                                                                 ----------   ---------    --------      --------       ----------
          Total   . . . . . . . . . . . . . . . . . . . . . . .   2,321,918   1,027,665      86,378        80,723        3,516,684
                                                                 ----------   ---------    --------      --------       ----------
EXPENSES:
    Losses, Adjustment Expense and Policyholders' Benefits  . .   1,350,628     675,478           -             -        2,026,106
    Commissions . . . . . . . . . . . . . . . . . . . . . . . .     280,357      82,089           -             -          362,446
    Proposition 103 Settlement  . . . . . . . . . . . . . . . .      40,000           -           -             -           40,000
    Personnel Costs . . . . . . . . . . . . . . . . . . . . . .     150,960      48,431      15,529        11,473          226,393
    Interest  . . . . . . . . . . . . . . . . . . . . . . . . .           -           -      18,175        40,615           58,790
    Dividends to Policyholders  . . . . . . . . . . . . . . . .      20,653           -           -             -           20,653
    Other . . . . . . . . . . . . . . . . . . . . . . . . . . .     125,892      55,392      34,469        10,805          226,558
    Amortization of Deferred Policy Acquisition Costs . . . . .     341,997      26,350           -             -          368,347
    Deferral of Policy Acquisition Costs  . . . . . . . . . . .    (350,621)    (38,925)          -             -         (389,546)
                                                                 ----------   ---------    --------      --------       ----------
          Total   . . . . . . . . . . . . . . . . . . . . . . .   1,959,866     848,815      68,173        62,893        2,939,747
                                                                 ----------   ---------    --------      --------       ----------

Income Before Income Taxes  . . . . . . . . . . . . . . . . . .     362,052     178,850      18,205        17,830          576,937
                                                                 ----------   ---------    --------      --------       ----------

Provision (Benefit) for Federal and Canadian Income Taxes:
    Current . . . . . . . . . . . . . . . . . . . . . . . . . .      76,356      92,880       4,915        (1,212)         172,939
    Deferred  . . . . . . . . . . . . . . . . . . . . . . . . .      (2,654)    (26,133)      1,745         5,139          (21,903)
                                                                 ----------   ---------    --------      --------       ----------
          Total   . . . . . . . . . . . . . . . . . . . . . . .      73,702      66,747       6,660         3,927          151,036
                                                                 ----------   ---------    --------      --------       ----------

Income Before Cumulative Effect of Accounting Changes . . . . .     288,350     112,103      11,545        13,903          425,901

Cumulative Effect of Accounting Changes:
    Postretirement Benefits - FAS 106 (Net of Tax)  . . . . . .     (12,258)     (2,493)       (360)         (565)         (15,676)
    Income Taxes - FAS 109  . . . . . . . . . . . . . . . . . .       7,337       9,092       3,389        (1,265)          18,553
                                                                 ----------   ---------    --------      --------       ----------

Net Income  . . . . . . . . . . . . . . . . . . . . . . . . . .  $  283,429   $ 118,702    $ 14,574      $ 12,073       $  428,778
                                                                 ==========   =========    ========      ========       ==========

                                                                           F-4
                      SAFECO CORPORATION AND SUBSIDIARIES
                     SUPPLEMENTAL CONSOLIDATING INFORMATION
                            STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 1993
                                 (In Thousands)

                                                                                               Real
                                                               Property &       Life &        Estate      Other and
                                                                Casualty        Health      Companies    Eliminations   Consolidated
                                                               -----------    ----------    ---------    ------------   ------------
OPERATING ACTIVITIES:
     Insurance Premiums Received  . . . . . . . . . . . . . .  $ 1,941,266    $  264,255    $      --     $      --      $2,205,521
     Dividends and Interest Received  . . . . . . . . . . . .      277,309       590,374        4,721        47,486         919,890
     Other Operating Receipts . . . . . . . . . . . . . . . .           --        26,408       77,585        23,835         127,828
     Insurance Claims and Policyholders' Benefits Paid  . . .   (1,315,510)     (255,133)          --            --      (1,570,643)
     Underwriting, Acquisition and Insurance Operating
        Costs Paid  . . . . . . . . . . . . . . . . . . . . .     (532,760)     (180,606)          --         2,906        (710,460)
     Proposition 103 Settlement . . . . . . . . . . . . . . .      (39,815)           --           --            --         (39,815)
     Interest Paid  . . . . . . . . . . . . . . . . . . . . .           --            --      (19,233)      (40,035)        (59,268)
     Other Operating Costs Paid . . . . . . . . . . . . . . .           --            --      (47,450)      (22,846)        (70,296)
     Income Taxes Paid  . . . . . . . . . . . . . . . . . . .      (80,823)      (95,363)      (1,013)        8,055        (169,144)
                                                                ----------     ---------    ---------     ---------     -----------
        Net Cash Provided by Operating Activities   . . . . .      249,667       349,935       14,610        19,401         633,613
                                                                ----------     ---------    ---------     ---------     -----------
INVESTING ACTIVITIES:
     Purchase of:
        Fixed Maturities  . . . . . . . . . . . . . . . . . .     (720,750)   (2,106,558)          --       (16,645)     (2,843,953)
        Equities and Other Investments  . . . . . . . . . . .     (103,303)         (185)          --       (36,903)       (140,391)
        Investment Real Estate  . . . . . . . . . . . . . . .           --            --      (46,752)           --         (46,752)
        Mortgage and Policy Loans   . . . . . . . . . . . . .           --       (62,157)      (7,707)           --         (69,864)
     Sale of Fixed Maturities . . . . . . . . . . . . . . . .      126,345       675,044           --        44,006         845,395
     Maturity of Fixed Maturities . . . . . . . . . . . . . .      365,295       644,532           --           705       1,010,532
     Sale or Maturity of:
        Equities and Other Investments  . . . . . . . . . . .      170,896         6,323           --        27,691         204,910
        Investment Real Estate  . . . . . . . . . . . . . . .           --           116       27,087            --          27,203
        Mortgage and Policy Loans   . . . . . . . . . . . . .          947        45,431        2,994        (2,324)         47,048
     Net Decrease (Increase) in Short-Term Investments  . . .       54,877         9,522          301        (6,822)         57,878
     Finance Receivables Originated or Acquired . . . . . . .           --            --           --      (286,758)       (286,758)
     Principal Payments Received on Finance Receivables . . .           --            --           --       228,772         228,772
     Other  . . . . . . . . . . . . . . . . . . . . . . . . .      (24,043)       (1,650)        (607)      (20,997)        (47,297)
                                                                ----------     ---------    ---------     ----------    -----------
        Net Cash Used in Investing Activities   . . . . . . .     (129,736)     (789,582)     (24,684)      (69,275)     (1,013,277)
                                                                ----------     ---------    ---------     ----------    -----------
FINANCING ACTIVITIES:
     Funds Received Under Deposit Contracts . . . . . . . . .           --     1,001,880           --            --       1,001,880
     Return of Funds Held Under Deposit Contracts . . . . . .           --      (555,430)          --            --        (555,430)
     Proceeds from Notes and Mortgage Borrowings  . . . . . .           --            --      111,500        20,450         131,950
     Repayment of Notes and Mortgage Borrowings . . . . . . .           --            --      (92,439)      (23,444)       (115,883)
     Net Proceeds from (Repayment of) Short-Term Borrowings .           --            --       (7,925)       28,805          20,880
     Common Stock Reacquired  . . . . . . . . . . . . . . . .           --            --           --        (4,329)         (4,329)
     Dividends Paid to Stockholders . . . . . . . . . . . . .     (134,000)       (4,560)      (1,336)       31,763        (108,133)
     Other  . . . . . . . . . . . . . . . . . . . . . . . . .          675            --         (317)        3,082           3,440
                                                                ----------     ---------    ---------     ---------     -----------
        Net Cash Provided by (Used in) Financing Activities .     (133,325)      441,890        9,483        56,327         374,375
                                                                ----------     ---------    ---------     ---------     -----------
Net (Decrease) Increase in Cash . . . . . . . . . . . . . . .      (13,394)        2,243         (591)        6,453          (5,289)
Cash at Beginning of Year . . . . . . . . . . . . . . . . . .       42,228        17,615        1,085        12,194          73,122
                                                                ----------     ---------    ---------     ---------     -----------
Cash at End of Year . . . . . . . . . . . . . . . . . . . . .   $   28,834     $  19,858    $     494     $  18,647     $    67,833
                                                                ==========     =========    =========     =========     ===========

                                                                             F-5
                                                                      Schedule I

                     SAFECO CORPORATION AND SUBSIDIARIES

                           SUMMARY OF INVESTMENTS -
                  OTHER THAN INVESTMENTS IN RELATED PARTIES
                              DECEMBER 31, 1993
                                (In Thousands)



Column A                                                                   Column B           Column C          Column D
- --------                                                                  ----------         ----------         ---------
                                                                                                                 Amount
                                                                                                                at Which
                                                                                                                 Shown
                                                                                                                 in the
                                                                                               Market            Balance
Type of Investment                                                           Cost              Value              Sheet
- ------------------                                                        ----------         -----------        ---------
Fixed Maturities:
     Bonds:
        United States Government and Government
           Agencies and Authorities   . . . . . . . . . . . . . . .        $ 1,153,369       $ 1,256,994       $ 1,153,369
        States, Municipalities and Political
           Subdivisions   . . . . . . . . . . . . . . . . . . . . .          2,539,412         2,991,728         2,539,412
        Foreign Governments   . . . . . . . . . . . . . . . . . . .            389,838           473,997           389,838
        Public Utilities  . . . . . . . . . . . . . . . . . . . . .          1,768,791         1,979,504         1,768,791
        Convertibles and Bonds
           with Warrants Attached   . . . . . . . . . . . . . . . .             32,618            35,954            32,618
        All Other Corporate Bonds   . . . . . . . . . . . . . . . .          4,824,716         5,213,292         4,824,716
     Redeemable Preferred Stock . . . . . . . . . . . . . . . . . .             12,232            14,262            12,232
                                                                           -----------       -----------       -----------
                  Total Fixed Maturities (1)  . . . . . . . . . . .         10,720,976       $11,965,731        10,720,976
                                                                           -----------       ===========       -----------
Equity Securities:
     Common Stocks:
        Public Utilities  . . . . . . . . . . . . . . . . . . . . .             59,321       $    94,474            94,474
        Banks, Trust and Insurance Companies  . . . . . . . . . . .             24,378            81,013            81,013
        Industrial, Miscellaneous and All Other   . . . . . . . . .            230,318           466,799           466,799
     Non-Redeemable Preferred Stocks  . . . . . . . . . . . . . . .            199,121           267,966           267,966
                                                                           -----------       -----------       -----------
                  Total Equity Securities   . . . . . . . . . . . .            513,138       $   910,252           910,252
                                                                           -----------       ===========       -----------
Other:
     Mortgage Loans on Real Estate (1)  . . . . . . . . . . . . . .            402,138                             402,138
     Real Estate (Net of depreciation) (1)  . . . . . . . . . . . .            447,797                             447,797
     Policy Loans . . . . . . . . . . . . . . . . . . . . . . . . .             50,488                              50,488
     Short-Term Investments . . . . . . . . . . . . . . . . . . . .            109,047                             109,047
                                                                           -----------                         -----------
                  Total Other   . . . . . . . . . . . . . . . . . .          1,009,470                           1,009,470
                                                                           -----------                         -----------
                       Total Investments  . . . . . . . . . . . . .        $12,243,584                         $12,640,698
                                                                           ===========                         ===========

(1) The carrying value of investments in fixed maturities, mortgage loans and real estate that have not produced income for the last twelve months is less than one percent of the total of such investments at December 31, 1993.

                                                                           F-6
                                                                   Schedule III

                             SAFECO CORPORATION
                             (Parent Company Only)

                                 Balance Sheet
                      (In Thousands Except Share Amounts)


                                                                                               December 31
                     ASSETS                                                              ------------------------
                                                                                             1993        1992
                                                                                         ----------    ----------
Investments:
   Stock of Subsidiaries - At Cost Plus Equity in
     Undistributed Earnings Since Acquisition
     (Includes unrealized appreciation of
     marketable equity securities, net of
     tax, held by subsidiaries)   . . . . . . . . . . . . . . . . . . . . . . . . . .     $2,867,013    $2,555,924
   Marketable Equity Securities, at Market Value
     (Cost: 1993 - $72,521; 1992 - $57,009)   . . . . . . . . . . . . . . . . . . . .        102,845        86,183
   Fixed Maturities at Amortized Cost (Market
     Value: 1993 - $54,122; 1992 - $53,776)   . . . . . . . . . . . . . . . . . . . .         51,803        54,221
   Short-Term Investments   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         38,945             -
   Note Receivable from SAFECO
     Credit Company, Inc.   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              -         4,000
   Other Investments - At Cost  . . . . . . . . . . . . . . . . . . . . . . . . . . .            943         1,518
                                                                                          ----------    ----------
           Total Investments  . . . . . . . . . . . . . . . . . . . . . . . . . . . .      3,061,549     2,701,846

Cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,939           250

Dividend Receivable
   from Affiliated Company  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,000         1,000


Accounts Receivable
   from Affiliated Company  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          5,870        27,570

Federal Income Taxes Recoverable  . . . . . . . . . . . . . . . . . . . . . . . . . .              -         2,506

Other Assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          2,435         3,013
                                                                                          ----------    ----------

           TOTAL ASSETS   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $3,072,793    $2,736,185
                                                                                          ==========    ==========


   LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Accounts and Interest Payable - Other  . . . . . . . . . . . . . . . . . . . . . .     $    6,507    $    6,657
                                 - Affiliate  . . . . . . . . . . . . . . . . . . . .              -         1,300
   Federal Income Tax:
        Current   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,317             -
        Deferred  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         12,256        11,476
   Dividends Payable to Stockholders  . . . . . . . . . . . . . . . . . . . . . . . .         28,322        25,755
   10.75% Notes Due 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        200,000       200,000
   Medium-Term Notes  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         50,000        42,850
                                                                                          ----------    ----------

           Total Liabilities  . . . . . . . . . . . . . . . . . . . . . . . . . . . .        298,402       288,038
                                                                                          ----------    ----------


Stockholders' Equity:
   Preferred Stock, No Par Value:
        Shares Authorized:  10,000,000
        Shares Issued and Outstanding:  None
   Common Stock, No Par Value:
        Shares Authorized:  150,000,000
        Shares Reserved for Options:
           1993 - 2,128,828; 1992 - 2,356,757
        Shares Issued and Outstanding:
           1993 - 62,931,562; 1992 - 62,815,265   . . . . . . . . . . . . . . . . . .        207,480       200,557
   Retained Earnings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      2,307,322     1,993,350
   Unrealized Appreciation of Marketable Equity
        Securities, Net of Tax  . . . . . . . . . . . . . . . . . . . . . . . . . . .        262,157       256,189
   Unrealized Loss from Foreign Currency
        Translation, Net of Tax   . . . . . . . . . . . . . . . . . . . . . . . . . .         (2,568)      (1,949)
                                                                                          ----------    ----------
           Total Stockholders' Equity   . . . . . . . . . . . . . . . . . . . . . . .      2,774,391     2,448,147
                                                                                          ----------    ----------
           TOTAL LIABILITIES AND
             STOCKHOLDERS' EQUITY   . . . . . . . . . . . . . . . . . . . . . . . . .     $3,072,793    $2,736,185
                                                                                          ==========    ==========

                                                                             F-7
                                                                    Schedule III
                               SAFECO CORPORATION
                             (Parent Company Only)

                              STATEMENT OF INCOME
                                 (In Thousands)

                                                                                         Year Ended December 31
                                                                                 ---------------------------------------
                                                                                   1993            1992           1991
                                                                                 --------        --------       --------
REVENUES:
     Dividends Received from Non-Affiliates . . . . . . . . . . . . . . . .      $ 10,480        $  6,182      $ 10,679
     Interest Earned - Affiliate  . . . . . . . . . . . . . . . . . . . . .           859             678           792
     - Others . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         4,016           1,619         1,321
     Equity in Loss of Unconsolidated Affiliate . . . . . . . . . . . . . .          (574)           (555)         (218)
     Realized Gain from Security Investments  . . . . . . . . . . . . . . .        11,958           2,539         7,984
                                                                                 --------        --------      --------
        Total Revenues  . . . . . . . . . . . . . . . . . . . . . . . . . .        26,739          10,463        20,558
                                                                                 --------        --------      --------

EXPENSES:
     Interest Expense . . . . . . . . . . . . . . . . . . . . . . . . . . .        24,792          22,756        21,500
     Miscellaneous  . . . . . . . . . . . . . . . . . . . . . . . . . . . .           476             864           559
                                                                                 --------        --------      --------
        Total Expenses  . . . . . . . . . . . . . . . . . . . . . . . . . .        25,268          23,620        22,059
                                                                                 --------        --------      --------

Income (Loss) Before Income Taxes . . . . . . . . . . . . . . . . . . . . .         1,471         (13,157)       (1,501)

Federal Income Tax Benefit (Includes
     provision on realized gain:
     1993 - $4,518; 1992 - $863; 1991 - $2,715) . . . . . . . . . . . . . .         1,864           5,855         3,023
                                                                                 --------        --------      --------

Income (Loss) Before Cumulative Effect of
     Accounting Change  . . . . . . . . . . . . . . . . . . . . . . . . . .         3,335          (7,302)        1,522
Cumulative Effect of Accounting Change for
     Income Taxes - FAS 109 . . . . . . . . . . . . . . . . . . . . . . . .          (687)              -             -
                                                                                 --------        --------      --------

Income (Loss) Before Equity in Earnings
     of Subsidiaries  . . . . . . . . . . . . . . . . . . . . . . . . . . .         2,648          (7,302)        1,522

Equity in Earnings of Subsidiaries
     (Includes dividends accrued and received)  . . . . . . . . . . . . . .       426,130         318,596       258,056
                                                                                 --------        --------      --------

        Consolidated Net Income   . . . . . . . . . . . . . . . . . . . . .      $428,778        $311,294      $259,578
                                                                                 ========        ========      ========

DIVIDENDS ACCRUED AND RECEIVED FROM SUBSIDIARIES (Cash):
     SAFECO Insurance Company of America  . . . . . . . . . . . . . . . . .      $ 69,000        $ 60,500      $ 37,500
     General Insurance Company of America . . . . . . . . . . . . . . . . .        48,500          43,000        37,000
     First National Insurance Company of America  . . . . . . . . . . . . .         8,500           5,500         2,000
     SAFECO National Insurance Company  . . . . . . . . . . . . . . . . . .         3,000           8,000         4,000
     SAFECO of Illinois . . . . . . . . . . . . . . . . . . . . . . . . . .         5,000           6,000         3,000
     SAFECO Life Insurance Company  . . . . . . . . . . . . . . . . . . . .         4,000           4,000         2,000
     SAFECO Administrative Services, Inc. . . . . . . . . . . . . . . . . .           560             800           564
     SAFECO Properties, Inc.  . . . . . . . . . . . . . . . . . . . . . . .         1,336           1,320         1,440
     SAFECO Credit Company, Inc.  . . . . . . . . . . . . . . . . . . . . .         1,532           1,596         1,116
     SAFECO Asset Management Company  . . . . . . . . . . . . . . . . . . .         2,000               -             -
                                                                                 --------        --------      --------
        Total   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $143,428        $130,716      $ 88,620
                                                                                 ========        ========      ========

                                                                             F-8
                                                                    Schedule III
                               SAFECO CORPORATION
                             (Parent Company Only)

                            STATEMENT OF CASH FLOWS
                                 (In Thousands)

                                                                                          Year Ended December 31
                                                                                  ---------------------------------------
                                                                                     1993           1992          1991
                                                                                  ---------      ---------      ---------
OPERATING ACTIVITIES:
 Dividends and Interest Received - Affiliates . . . . . . . . . . . . . . . .     $ 144,288      $ 130,930      $ 103,412
                                 - Other  . . . . . . . . . . . . . . . . . .        10,739          7,018         12,347
 Interest Paid  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (25,064)       (22,653)       (21,500)
 Other Operating Costs Paid . . . . . . . . . . . . . . . . . . . . . . . . .          (404)          (458)          (568)
 Income Taxes Received  . . . . . . . . . . . . . . . . . . . . . . . . . . .         7,432            600          7,704
                                                                                  ---------      ---------      ---------
     Net Cash Provided By Operating Activities  . . . . . . . . . . . . . . .       136,991        115,437        101,395
                                                                                  ---------      ---------      ---------
INVESTING ACTIVITIES:
 Purchase of:
     Fixed Maturities . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (12,883)       (42,106)        (4,187)
     Equities and Other Investments . . . . . . . . . . . . . . . . . . . . .       (32,902)             -         (7,039)
 Sale of Fixed Maturities . . . . . . . . . . . . . . . . . . . . . . . . . .        15,665            532          3,528
 Maturity of Fixed Maturities . . . . . . . . . . . . . . . . . . . . . . . .           705            917          1,046
 Sale of Equities and Other Investments . . . . . . . . . . . . . . . . . . .        27,692          3,586         54,552
 Net (Increase) Decrease in Short-Term Investments  . . . . . . . . . . . . .       (13,245)       (20,265)           400
 Other    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             -         (1,878)         5,273
                                                                                  ---------      ---------      ---------
     Net Cash (Used In) Provided By
        Investing Activities  . . . . . . . . . . . . . . . . . . . . . . . .       (14,968)       (59,214)        53,573
                                                                                  ---------      ---------      ---------
FINANCING ACTIVITIES:
 Proceeds from Medium-Term Note Borrowings  . . . . . . . . . . . . . . . . .         7,150         42,850              -
 Capital Contributions to Affiliates  . . . . . . . . . . . . . . . . . . . .       (19,175)             -        (75,000)
 Return of Capital Distribution . . . . . . . . . . . . . . . . . . . . . . .             -          1,000         13,000
 Common Stock Reacquired  . . . . . . . . . . . . . . . . . . . . . . . . . .        (4,329)       (11,897)        (5,690)
 Dividends Paid to Stockholders . . . . . . . . . . . . . . . . . . . . . . .      (108,133)       (97,953)       (89,092)
 Other    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             4,153          7,969          3,725
                                                                                  ---------      ---------      ---------
     Net Cash Used In Financing Activities  . . . . . . . . . . . . . . . . .      (120,334)       (58,031)      (153,057)
                                                                                  ---------      ---------      ---------
Net Increase (Decrease) in Cash . . . . . . . . . . . . . . . . . . . . . . .         1,689         (1,808)         1,911
Cash at Beginning of Year . . . . . . . . . . . . . . . . . . . . . . . . . .           250          2,058            147
                                                                                  ---------      ---------      ---------
Cash at End of Year . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $   1,939      $     250      $   2,058
                                                                                  =========      =========      =========

                                                                             F-9
                                                                      Schedule V
                                                                          Page 1
                      SAFECO CORPORATION AND SUBSIDIARIES
                      SUPPLEMENTARY INSURANCE INFORMATION
             FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                                 (In Thousands)

Caption>

Column A                              Column B      Column C      Column D      Column E      Column F
- --------                              --------      --------      --------      --------      --------
                                                    Reserve                       Other
                                                      for                         Policy
                                                     Future                     Claims and
                                                     Policy                      Benefits
                                                    Benefits,                     Payable     Premiums
                                       Deferred     Losses,                       (Funds        and
                                        Policy       Claims                      Held Under    Service
                                      Acquisition   and Loss      Unearned        Deposit       Fee
Segment                                 Costs      Expenses(2)   Premiums(2)     Contracts)   Revenues
- -------                               -----------  -----------   -----------    -----------   --------
1993
Property and Casualty:
       Personal . . . . . . . .        $  97,104    $1,088,269    $ 515,820                  $1,400,705
       Commercial and Surety  .           35,999     1,006,918      293,607                     529,009
                                       ---------    ----------    ---------                  ----------
         Total  . . . . . . . .          133,103     2,095,187      809,427                   1,929,714
                                       ---------    ----------    ---------                  ----------
Life and Health:
       Financial Services . . .          137,479      109,272        7,246     $4,184,024        44,156
       Employee Benefits  . . .           96,721       75,401        2,712      3,045,415       261,807
                                       ---------   ----------    ---------     ----------    ----------
         Total  . . . . . . . .          234,200      184,673        9,958      7,229,439       305,963
                                       ---------   ----------    ---------     ----------    ----------
Real Estate . . . . . . . . . .                -            -            -              -             -
Other Companies
   and Eliminations   . . . . .                -            -            -             -              -
                                       ---------   ----------    ---------     ----------    ----------
         Consolidated Totals  .        $ 367,303   $2,279,860    $ 819,385     $7,229,439    $2,235,677
                                       =========   ==========    =========     ==========    ==========
1992
Property and Casualty:
       Personal . . . . . . . .        $  91,072   $1,065,890    $ 468,785                   $1,258,893
       Commercial and Surety  .           33,407      986,444      263,381                      495,567
                                       ---------   ----------    ---------                   ----------
         Total  . . . . . . . .          124,479    2,052,334      732,166                    1,754,460
                                       ---------   ----------    ---------                   ----------
Life and Health:
       Financial Services . . .          124,459      110,312        7,017     $3,480,758        40,511
       Employee Benefits  . . .           97,166       78,617        3,416      2,901,897       288,005
                                       ---------   ----------    ---------     ----------    ----------
         Total  . . . . . . . .          221,625      188,929       10,433      6,382,655       328,516
                                       ---------   ----------    ---------     ----------    ----------
Real Estate . . . . . . . . . .                -            -            -              -             -
Other Companies
   and Eliminations   . . . . .                -            -            -              -             -
                                       ---------   ----------    ---------     ----------    ----------
         Consolidated Totals  .        $ 346,104   $2,241,263    $ 742,599     $6,382,655    $2,082,976
                                       =========   ==========    =========     ==========    ==========

                                         Column G       Column H      Column I      Column J      Column K
                                         --------       --------      --------      --------      --------
                                                                                      Other
                                                                       Amortiza-     Operating
                                                        Benefits,      tion of        Costs
                                                         Claims,      Deferred     (Including
                                           Net         Losses and      Policy       Dividends       Net
                                        Investment     Adjustment    Acquisition   to Policy-    Premiums
Segment                                 Income(1)       Expense        Costs        holders)      Written
- -------                                 ----------     -----------  -----------    ---------     --------
1993
Property and Casualty:
       Personal . . . . . . . .                       $1,018,241     $ 260,094     $146,388     $1,446,534
       Commercial and Surety  .                          332,387        81,903      120,853        553,631
                                                      ----------     ---------     --------     ----------
         Total  . . . . . . . .           $ 277,643    1,350,628       341,997      267,241     $2,000,165
                                          ---------   ----------     ---------     --------     ==========
Life and Health:
       Financial Services . . .             390,550      319,202        7,395        53,057
       Employee Benefits  . . .             277,608      356,276       18,955        93,930
                                          ---------   ----------     --------      --------
         Total  . . . . . . . .             668,158      675,478       26,350       146,987
                                          ---------   ----------     --------      --------
Real Estate . . . . . . . . . .                   -            -            -        68,173
Other Companies
   and Eliminations   . . . . .               5,994            -            -        62,893
                                          ---------   ----------    ---------     ---------
         Consolidated Totals  .           $ 951,795   $2,026,106    $ 368,347     $ 545,294
                                          =========   ==========    =========     =========
1992
Property and Casualty:
       Personal . . . . . . . .                       $  960,590    $ 239,284     $  96,731     $1,314,448
       Commercial and Surety  .                          346,062       81,055       102,760        505,997
                                                      ----------    ---------     ---------     ----------
         Total  . . . . . . . .           $ 280,820    1,306,652      320,339       199,491     $1,820,445
                                          ---------   ----------    ---------     ---------     ==========
Life and Health:
       Financial Services . . .             344,970      283,787        4,940        42,848
       Employee Benefits  . . .             278,614      390,352       13,921        92,648
                                          ---------   ----------    ---------     ---------
         Total  . . . . . . . .             623,584      674,139       18,861       135,496
                                          ---------   ----------    ---------     ---------
Real Estate . . . . . . . . . .                   -            -            -       178,783
Other Companies
   and Eliminations   . . . . .              (1,356)           -            -        57,720
                                          ---------   ----------    ---------     ---------
         Consolidated Totals  .           $ 903,048   $1,980,791    $ 339,200     $ 571,490
                                          =========   ==========    =========     =========

                                                                            F-9
                                                                     Schedule V
                                                                         Page 2


                      SAFECO CORPORATION AND SUBSIDIARIES
                      SUPPLEMENTARY INSURANCE INFORMATION
             FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                                 (In Thousands)


Column A                     Column B     Column C     Column D      Column E    Column F
- --------                     --------     --------     --------      --------    --------
                                          Reserve                      Other
                                            for                        Policy
                                           Future                    Claims and
                                           Policy                     Benefits
                                          Benefits,                   Payable    Premiums
                              Deferred     Losses,                     (Funds      and
                               Policy       Claims                   Held Under  Service
                             Acquisition   and Loss     Unearned      Deposit      Fee
Segment                         Costs     Expenses(2)  Premiums(2)   Contracts)  Revenues
- -------                      -----------  -----------  -----------   ----------  ----------
1991
Property and Casualty:
   Personal . . . . . . . .  $  81,555    $1,060,210   $ 418,912                 $1,161,879
   Commercial and Surety  .     33,646       957,139     254,976                    474,781
                             ---------    ----------   ---------                 ----------
     Total  . . . . . . . .    115,201     2,017,349     673,888                  1,636,660
                             ---------    ----------   ---------                 ----------
Life and Health:
   Financial Services . . .    105,467       111,825       6,221     $2,894,559      36,135
   Employee Benefits  . . .     89,762        78,509       5,723      2,644,313     296,576
                             ---------    ----------   ---------     ----------  ----------
     Total  . . . . . . . .    195,229       190,334      11,944      5,538,872     332,711
                             ---------    ----------   ---------     ----------  ----------
Real Estate . . . . . . . .          -             -           -              -           -
Other Companies
  and Eliminations  . . . .          -             -           -              -           -
                             ---------    ----------   ---------     ----------  ----------
     Consolidated Totals  .  $ 310,430    $2,207,683   $ 685,832     $5,538,872  $1,969,371
                             =========    ==========   =========     ==========  ==========


Column A                     Column G    Column H    Column I     Column J    Column K
- --------                     --------    --------    --------     --------    --------
                                                                   Other
                                                     Amortiza-   Operating
                                         Benefits,    tion of      Costs
                                          Claims,     Deferred   (Including
                                Net      Losses and    Policy     Dividends      Net
                             Investment  Adjustment  Acquisition  to Policy-   Premiums
Segment                      Income(1)     Expense      Costs      holders)    Written
- -------                      ----------  ----------  -----------  ----------  ----------
1991
Property and Casualty:
   Personal . . . . . . . .              $  929,453  $ 223,712    $  88,765   $1,156,104
   Commercial and Surety  .                 355,749     79,374      100,728      473,606
                                         ----------  ---------    ---------   ----------
     Total  . . . . . . . .  $ 286,073    1,285,202    303,086      189,493   $1,629,710
                             ---------   ----------  ---------    ---------   ==========
Life and Health:
   Financial Services . . .    303,560      245,400      6,776       37,827
   Employee Benefits  . . .    253,885      370,530     14,160       91,354
                             ---------   ----------  ---------    ---------
     Total  . . . . . . . .    557,445      615,930     20,936      129,181
                             ---------   ----------  ---------    ---------
Real Estate . . . . . . . .          -            -          -      265,862
Other Companies
  and Eliminations  . . . .      3,249            -          -       55,934
                             ---------   ----------  ---------    ---------
     Consolidated Totals  .  $ 846,767   $1,901,132  $ 324,022    $ 640,470
                             =========   ==========  =========    =========

(1) Property and casualty insurance companies' investments are available for payment of claims and benefits for all product lines within the segments; therefore, such investments and the related investment income have not been identified with specific segments. In the life and health companies, a major portion of investment income and assets is specifically identifiable within an industry segment. The remainder of these amounts has been allocated in proportion to the mean policy reserves and liabilities identified with each segment.

(2) 1992 and 1991 amounts restated for FAS113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts," adopted by SAFECO in the first quarter of 1993.

                                                                            F-10
                                                                     Schedule VI
                      SAFECO CORPORATION AND SUBSIDIARIES

                        REINSURANCE FOR THE YEARS ENDED
                        DECEMBER 31, 1993, 1992 AND 1991
                                 (In Thousands)


  Column A                                     Column B          Column C        Column D          Column E         Column F
  --------                                   -----------       -----------       --------         -----------      ----------
                                                                                                                   Percentage
                                                                 Ceded            Assumed                          of Amount
                                               Gross            to Other         from Other          Net            Assumed
                                               Amount           Companies        Companies          Amount           to Net
                                             -----------       -----------       ---------        -----------      ----------
   Year Ended
December 31, 1993
- -----------------
Life Insurance In-Force
 at December 31, 1993 . . . . . . . .        $28,009,316       $(1,302,251)      $      -         $26,707,065        0.0%
                                             ===========       ===========       ========         ===========        ====

Earned Premiums:
 Life Insurance . . . . . . . . . . .        $   104,755       $    (4,465)      $      -         $   100,290        0.0
 Accident and
   Health Insurance . . . . . . . . .            210,240            (5,111)           544             205,673        0.3
 Property and
   Casualty Insurance . . . . . . . .          2,034,268          (127,537)        22,983           1,929,714        1.2
                                             -----------       -----------       --------         -----------
        Total Premiums  . . . . . . .        $ 2,349,263       $  (137,113)      $ 23,527         $ 2,235,677        1.1%
                                             ===========       ===========       ========         ===========        ====


   Year Ended
December 31, 1992
- -----------------
Life Insurance In-Force
 at December 31, 1992 . . . . . . . .        $27,416,558       $(1,301,956)      $      -         $26,114,602        0.0%
                                             ===========       ===========       ========         ===========        ====

Earned Premiums:
 Life Insurance . . . . . . . . . . .        $   106,049       $    (3,796)      $     10         $   102,263        0.0
 Accident and
   Health Insurance . . . . . . . . .            229,723            (5,396)         1,926             226,253        0.9
 Property and
   Casualty Insurance . . . . . . . .          1,854,442          (124,352)        24,370           1,754,460        1.4
                                             -----------       -----------       --------         -----------
        Total Premiums  . . . . . . .        $ 2,190,214       $  (133,544)      $ 26,306         $ 2,082,976        1.3%
                                             ===========       ===========       ========         ===========        ====


   Year Ended
December 31, 1991
- -----------------
Life Insurance In-Force
  at December 31, 1991  . . . . . . .        $26,157,015       $(1,124,561)      $  6,850         $25,039,304        0.0%
                                             ===========       ===========       ========         ===========        ====

Earned Premiums:
 Life Insurance . . . . . . . . . . .        $   101,722       $    (3,986)      $     16         $    97,752        0.0
 Accident and
   Health Insurance . . . . . . . . .            236,547            (4,823)         3,235             234,959        1.4
 Property and
   Casualty Insurance . . . . . . . .          1,801,485          (192,792)        27,967           1,636,660        1.7
                                             -----------       -----------       --------         -----------
        Total Premiums  . . . . . . .        $ 2,139,754       $  (201,601)      $ 31,218         $ 1,969,371        1.6%
                                             ===========       ===========       ========         ===========        ====

                                                                            F-11
                                                                     Schedule IX
                      SAFECO CORPORATION AND SUBSIDIARIES

                             SHORT-TERM BORROWINGS
                        DECEMBER 31, 1993, 1992 AND 1991
                                 (In Thousands)

A summary of short-term borrowings (excluding borrowings from affiliates) is as follows:

                                                                                                       Commercial          Master
                                                                                   Quickline              Paper            Notes
                                                                                   ---------           ----------         --------
Year Ended December 31, 1993:

Outstanding at December 31, 1993   . . . . . . . . . . . . . . . . . . . . . .     $       --           $253,500          $35,000
Average interest rate at December 31, 1993   . . . . . . . . . . . . . . . . .             --%               3.3%             3.4%
Average daily outstanding balance during year ended December 31, 1993  . . . .     $       --           $223,397          $37,278
Average interest rate during year ended December 31, 1993  . . . . . . . . . .             --%               3.3%             3.2%
Highest outstanding balance at any month end during
   year ended December 31, 1993  . . . . . . . . . . . . . . . . . . . . . . .     $       --           $253,500          $40,000

Year Ended December 31, 1992:

Outstanding a December 31, 1992  . . . . . . . . . . . . . . . . . . . . . . .     $       --           $220,500          $40,000
Average interest rate at December 31, 1992   . . . . . . . . . . . . . . . . .             --%               3.6%             3.6%
Average daily outstanding balance during year ended December 31, 1992  . . . .     $       --           $185,166          $40,000
Average interest rate during year ended December 31, 1992  . . . . . . . . . .             --%               3.8%             3.8%
Highest outstanding balance at any month end during
   year ended December 31, 1992  . . . . . . . . . . . . . . . . . . . . . . .     $       --           $220,500          $40,000

Year Ended December 31, 1991:

Outstanding at December 31, 1991   . . . . . . . . . . . . . . . . . . . . . .     $       --           $171,000          $40,000
Average interest rate at December 31, 1991   . . . . . . . . . . . . . . . . .             --%               4.9%             4.2%
Average daily outstanding balance during year ended December 31, 1991  . . . .     $      124           $208,807          $39,915
Average interest rate during year ended December 31, 1991  . . . . . . . . . .            7.4%               6.1%             5.9%
Highest outstanding balance at any month end during
   year ended December 31, 1991  . . . . . . . . . . . . . . . . . . . . . . .     $       --           $225,500          $40,000

                                                                            F-12
                                                                      Schedule X
                               SAFECO CORPORATION

   SUPPLEMENTAL INFORMATION CONCERNING PROPERTY/CASUALTY INSURANCE OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                                 (In Thousands)


Column A        Column B       Column C     Column D      Column E      Column F     Column G
- --------        --------       --------     --------      --------      --------     ---------
                              Reserve For
                                Unpaid
                  Deferred      Losses       Discount,
Affiliation        Policy      and Loss       if any,                                   Net
   With         Acquisition   Adjustment    Deducted In   Unearned       Earned      Investment
Registrant         Costs      Expense(1)      Column C   Premiums(1)    Premiums       Income
- -----------     -----------   -----------   -----------  -----------    --------     ----------
Consolidated
  Property
  and Casualty
  Subsidiaries:

1993             $133,103      $2,095,187    $      -      $809,427     $1,929,714     $277,643

1992             $124,479      $2,052,334    $      -      $732,166     $1,754,460     $280,820

1991             $115,201      $2,017,349    $      -      $673,888     $1,636,660     $286,073


Column A               Column H           Column I       Column J      Column K
- --------               --------           --------       --------     ----------
                    Losses and Loss
                  Adjustment Expenses
                  Incurred Related To     Amortization      Paid
                  -------------------     of Deferred      Losses
Affiliation         (a)         (b)         Policy        and Loss       Net
   With           Current      Prior      Acquisition    Adjustment    Premiums
Registrant          Year       Years         Costs         Expense     Written
- -----------       -------      -----      ------------   ----------   ----------
Consolidated
  Property
  and Casualty
  Subsidiaries:

1993            $1,447,565    $(96,937)     $341,997     $1,318,642   $2,000,165

1992            $1,351,234    $(44,582)     $320,339     $1,208,835   $1,820,445

1991            $1,309,259    $(24,057)     $303,086     $1,211,344   $1,629,710

(1) 1992 and 1991 amounts restated for FAS113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts," adopted by SAFECO in the first quarter of 1993.

                                                                            F-13
                      SAFECO CORPORATION AND SUBSIDIARIES

                                 EXHIBIT INDEX*

F-14         Exhibit 3  --     Bylaws (as last amended August 4, 1993).

                        --     Restated Articles of Incorporation (as amended May 4, 1988) filed as Exhibit 3 to Registrant's Annual
                               Report on Form 10-K for the fiscal year ended December 31, 1988, are incorporated herein by this reference.

             Exhibit 4  --     The following documents are incorporated herein by this reference:  the First Supplemental Indenture among the Registrant, SAFECO Credit Company, Inc. and Morgan Guaranty Trust Company of New York
                               dated as of March 20, 1992 and filed as Exhibit 4.3 to Registrant's Current Report on Form 8-K on
                               March 20, 1992; Indenture among the Registrant, SAFECO Credit Company, Inc. and Morgan Guaranty
                               Trust Company of New York dated as of December 19, 1990 and filed as Exhibit 4.1 to the Registration
                               Statement (No. 33-36669) filed jointly by the Registrant and SAFECO Credit Company, Inc. on
                               September 4, 1990; and the Indenture between the Registrant and Morgan Guaranty Trust Company of
                               New York dated as of September 12, 1985 and filed as Exhibit 4b to the Registration Statement
                               (No. 2-99988) filed by the Registrant on August 30, 1985.

             Exhibit 10 --     The following documents are incorporated herein by this reference:  the Executive Severance
                               Agreements with Roger Eigsti and Boh A. Dickey, each dated May 23, 1984, and filed as Exhibit 10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1985; the
                               Executive Severance Agreement with R.W. Hubbard dated May 23, 1984 and filed as Exhibit 10 to
                               Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1986; and the
                               Executive Severance Agreement with R.E. Zunker dated May 1, 1985 and filed as Exhibit 10 to the
                               Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

                        --     Prospectus dated November 10, 1989 for the SAFECO Incentive Plan of 1987 (as amended January 31,
                               1990), filed as Exhibit 10 to Registrant's Annual Report on Form 10-K for the fiscal year ended
                               December 31, 1989 and the Supplement to such Prospectus dated November 7, 1990 filed as Exhibit 10 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, the
                               Prospectus dated February 1, 1985 for the SAFECO Stock Option Plan filed as Exhibit 10 to
                               Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1984 and the Appendix dated January 26, 1987 to such Prospectus filed as Exhibit 10 to Registrant's Annual Report on
                               Form 10-K for the fiscal year ended December 31, 1986, are incorporated herein by this reference.

                                                                            F-13
                SAFECO CORPORATION AND SUBSIDIARIES (Continued)

                                 EXHIBIT INDEX*

F-15         Exhibit 11  -      Computation of Income Per Share

F-16         Exhibit 12  -      Computation of Ratios

F-17         Exhibit 21  -      Subsidiaries of the Registrant

F-18         Exhibit 28  -      (P) Information from Reports Furnished to
                                State Insurance Regulatory Agencies
                                (paper-filed only, under Form SE)

             Exhibit 13  -      1993 Annual Report to Stockholders
                                (pages 21 to 59, inclusive)

* Copies of Exhibits are available without charge by making a written request to:

             Rod A. Pierson
             Senior Vice President, Secretary and Controller
             SAFECO Corporation
             SAFECO Plaza
             Seattle, WA  98185