Form 10-Q
period 1994-03-31
SAFECO CORP
filed 1994-05-06
CIK 86104

                          UNITED STATES
              SECURITIES  AND  EXCHANGE  COMMISSION
                     Washington, D.C.  20549

                       F O R M    10 - Q

[X]  QUARTERLY  REPORT  PURSUANT TO SECTION  13  OR  15 (d)
        OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934
             For Quarter Ended March 31, 1994

[ ]  TRANSITION  REPORT  PURSUANT TO  SECTION  13  OR  15 (d)
        OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934
       For the transition period from _______  to _______.


                  Commission File Number 1-6563

                      SAFECO  CORPORATION
                      -------------------
      (Exact name of registrant as specified in its charter)


          Washington                       91-0742146
          ----------                       ----------
   (State of Incorporation)            (I.R.S. Employer
                                       Identification No.)


            SAFECO Plaza, Seattle, Washington  98185
            ----------------------------------------
            (Address of principal executive offices)


Registrant's Telephone Number, Including Area Code   (206) 545-5000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                      Yes X   No

             62,965,914 shares of no par value common stock were outstanding at March 31, 1994.

                         SAFECO CORPORATION
- - ---------------------------------------------------------------
                   TABLE OF CONTENTS & SIGNATURES

Part I - Financial Information*                                  Page
                                                               ---------
   Item 1:
       Consolidated Balance Sheet,
        March 31, 1994 and December 31, 1993                       3
       Statement of Consolidated Income and Retained
        Earnings for the Three Months Ended
        March 31, 1994 and 1993                                    5
       Statement of Consolidated Cash Flows for the Three Months
        Ended March 31, 1994 and 1993                              6
   Item 2:
       Management's Discussion and Analysis                        8

Part II - Other Information

   Item 6(b):
       Exhibits and Reports on Form 8-K                           13


* The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q.
In the opinion of management, they include all adjustments (none of which were other than normal and recurring adjustments) which are necessary for a fair presentation of results for the interim periods. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-K for the year ended December 31, 1993 which has previously been filed with the Commission.



                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           SAFECO CORPORATION
                           ------------------
                           (Registrant)


                           BOH A. DICKEY
                           ---------------
                           Boh A. Dickey
                           Executive Vice President and
Dated May 6, 1994          Chief Financial Officer


                           ROD A. PIERSON
                           ---------------
                           Rod A. Pierson
                           Senior Vice President, Secretary, Controller
Dated May 6, 1994          and Chief Accounting Officer

          SAFECO  CORPORATION  AND  SUBSIDIARIES
               CONSOLIDATED  BALANCE  SHEET
           (In Thousands Except Share Amounts)
- - --------------------------------------------------------------------

                                            March 31    December 31
                                              1994          1993
                      ASSETS              ------------  ------------
Investments:
  Fixed Maturities Available-for-Sale,
   at Market Value (Amortized Cost:
   $8,959,987)  (a)                        $9,455,196 $           -
  Fixed Maturities Held-to-Maturity,
   at Amortized Cost (Market value:
   1994-$2,013,817;
   1993-$11,965,731)                        1,937,682    10,720,976
  Marketable Equity Securities,
   at Market Value (Cost:
   1994-$539,751;
   1993-$513,138)                             884,826       910,252
  Mortgage Loans                              404,128       402,138
  Real Estate (At cost less
   accumulated depreciation)                  473,268       447,797
  Policy Loans                                 50,416        50,488
  Short-Term Investments                      109,019       109,047
                                          ------------  ------------
     Total Investments                     13,314,535    12,640,698


Cash                                           41,151        67,833
Accrued Investment Income                     213,126       210,289
Finance Receivables                           556,582       547,759
Premiums and Other Service Fees
 Receivable                                   400,139       400,873
Other Notes and Accounts Receivable            93,620        75,977
Reinsurance Recoverables                      246,582       126,240
Land, Buildings and Equipment for
 Company Use (At cost less
 accumulated depreciation)                    152,424       149,618
Deferred Policy Acquisition Costs             362,268       367,303
Other Assets                                  248,946       220,701
                                          ------------  ------------
             TOTAL                        $15,629,373   $14,807,291
                                          ============  ============
                     (continued)



          SAFECO  CORPORATION  AND  SUBSIDIARIES
               CONSOLIDATED  BALANCE  SHEET
           (In Thousands Except Share Amounts)          (continued)
- - --------------------------------------------------------------------
                                            March 31    December 31
                                              1994          1993
                                          ------------  ------------
   LIABILITIES  AND  STOCKHOLDERS'  EQUITY

Losses and Adjustment Expense              $2,252,639    $2,128,372
Unearned Premiums                             826,864       819,385
Life Policy Liabilities                       153,640       151,488
Funds Held Under Deposit Contracts          7,388,738     7,229,439
Notes and Mortgages Payable:
  Credit Company Borrowings ($384,250
   maturing within one year)                  478,400       427,930
  10.75% Notes Due September 1995             200,000       200,000
  Other Notes and Mortgages ($47,417
   maturing within one year)                  295,708       290,505
Other Liabilities                             648,614       629,891
Federal and Canadian Income Taxes:
  Current                                      36,124        37,963
  Deferred (Includes tax on unrealized
   appreciation of investment
   securities: 1994-$291,546;
   1993-$138,990)  (a)                        264,428       117,927
                                          ------------  ------------
     Total Liabilities                     12,545,155    12,032,900
                                          ------------  ------------
Preferred Stock, No Par Value:
  Shares Authorized: 10,000,000
  Shares Issued and Outstanding: None               -             -

Common Stock, No Par Value:
  Shares Authorized: 150,000,000
  Shares Reserved for Options:
   1994-2,117,064; 1993-2,182,828
  Shares Issued and Outstanding:
   1994-62,965,914; 1993-62,931,562           209,091       207,480
Retained Earnings                           2,334,120     2,307,322
Unrealized Appreciation of Investment
  Securities, Net of Tax  (a)                 545,476       262,157
Unrealized Loss from Foreign Currency
  Translation, Net of Tax                      (4,469)       (2,568)
                                          ------------  ------------
     Total Stockholders' Equity             3,084,218     2,774,391
                                          ------------  ------------
           TOTAL                          $15,629,373   $14,807,291
                                          ============  ============

  (a)  See Management's Discussion and Analysis -
       "Other - Footnote" section.

                          SAFECO CORPORATION AND SUBSIDIARIES
                STATEMENT OF CONSOLIDATED INCOME AND RETAINED EARNINGS
                                    (In Thousands)
- - -----------------------------------------------------------------------------

                                                        Three Months Ended
                                                            March 31
                                                      -----------------------
                                                         1994        1993
                                                      ----------- -----------
REVENUES:
  Insurance:
    Property and Casualty Earned Premiums               $477,408    $459,350
    Life and Health Premiums and Other Revenues           71,604      79,645
                                                      ----------- -----------
      Total                                              549,012     538,995
  Real Estate                                             31,798      23,285
  Finance                                                 12,038      12,109
  Asset Management                                         3,495       3,095
  Net Investment Income                                  242,322     233,857
  Realized Investment Gain                                19,160      25,955
                                                      ----------- -----------
      Total                                              857,825     837,296
                                                      ----------- -----------
EXPENSES:
  Losses, Adjustment Expense and
   Policyholders' Benefits                               561,910     534,741
  Commissions                                             91,904      86,998
  Personnel Costs                                         51,759      51,860
  Interest                                                16,226      14,672
  Dividends to Policyholders                               5,601       4,025
  Other                                                   69,119      59,310
  Amortization of Deferred
   Policy Acquisition Costs                               95,457      88,388
  Deferral of Policy Acquisition Costs                   (97,719)    (93,344)
                                                      ----------- -----------
      Total                                              794,257     746,650
                                                      ----------- -----------
Income before Income Taxes                                63,568      90,646
                                                      ----------- -----------
Provision (Benefit) for Federal
 and Canadian Income Taxes:
   Current                                                12,574      23,235
   Deferred                                               (5,032)     (5,093)
                                                      ----------- -----------
      Total                                                7,542      18,142
                                                      ----------- -----------
Income before Cumulative Effect
 of Accounting Changes                                    56,026      72,504

Cumulative Effect of Accounting Changes:

  Postretirements Benefits                                     -     (15,676)
  Income Taxes                                                 -      18,553
                                                      ----------- -----------
Net Income                                                56,026      75,381

Retained Earnings, Beginning of Period                 2,307,322   1,993,350
Dividends Declared                                       (28,336)    (25,769)
Common Stock Reacquired                                     (892)     (2,082)
                                                      ----------- -----------
Retained Earnings, End of Period                      $2,334,120  $2,040,880
                                                      =========== ===========
Net Income Per Share of Common Stock:

  Income before Cumulative Effect
   of Accounting Changes                                   $0.89       $1.15

  Cumulative Effect of Accounting Changes:
    Postretirements Benefits                                   -       (0.25)
    Income Taxes                                               -        0.30
                                                      ----------- -----------
Net Income                                                 $0.89       $1.20
                                                      =========== ===========
Average Number of Shares Outstanding
 During the Period (In Thousands)                         62,948      62,833
                                                      =========== ===========
Cash Dividends Paid to Common
 Stockholders                                              $0.45       $0.41
                                                      =========== ===========

Income per share of common stock is based on the average number of common shares outstanding. Stock options do not have a significant dilutive effect on income per share.


           SAFECO  CORPORATION  AND  SUBSIDIARIES
          STATEMENT  OF  CONSOLIDATED  CASH  FLOWS
                       (In Thousands)
- - ------------------------------------------------------------------------

                                                     Three Months Ended
                                                         March 31
                                                 -----------------------
                                                    1994        1993 *
                                                 ----------- -----------
OPERATING ACTIVITIES:
  Insurance Premiums Received                      $559,197    $517,277
  Dividends and Interest Received                   238,481     225,806
  Other Operating Receipts                           44,541      30,480
  Insurance Claims and Policyholders'
   Benefits Paid                                   (450,121)   (397,939)
  Underwriting, Acquisition and
   Insurance Operating Costs Paid                  (248,616)   (209,240)
  Interest Paid                                     (17,878)    (16,105)
  Other Operating Costs Paid                        (26,284)    (17,895)
  Income Taxes Paid                                 (14,987)     (9,866)
                                                 ----------- -----------
     Net Cash Provided by
      Operating Activities                           84,333     122,518
                                                 ----------- -----------

INVESTING ACTIVITIES:
  Purchase of:
    Fixed Maturities Available-for-Sale            (578,870)          -
    Fixed Maturities Held-to-Maturity              (135,972)   (748,556)
    Equities                                        (36,860)    (25,759)
    Other Investments                               (58,899)    (24,211)
  Maturities of Fixed Maturities
    Available-for-Sale                              260,821           -
  Maturities of Fixed Maturities Held-to-Maturity    33,583     220,170
  Sale of:
    Fixed Maturities Available-for-Sale             255,072           -
    Fixed Maturities Held-to-Maturity                     -     272,222
    Equities                                         22,661      33,199
    Other Investments                                28,108      56,733
  Net Decrease (Increase) in
   Short-Term Investments                            23,236     (34,373)
  Finance Receivables Originated
   or Acquired                                      (61,997)    (54,853)
  Principal Payments Received
   on Finance Receivables                            42,673      39,846
  Other                                              (9,841)     (8,110)
                                                 ----------- -----------
      Net Cash Used in
       Investing Activities                        (216,285)   (273,692)
                                                 ----------- -----------

FINANCING ACTIVITIES:
  Funds Received Under
   Deposit Contracts                                220,602     280,166
  Return of Funds Held Under
   Deposit Contracts                               (156,942)   (122,901)
  Proceeds from Notes and
   Mortgage Borrowings                               24,207      20,450
  Repayment of Notes and
   Mortgage Borrowings                              (49,648)    (23,921)
  Net Proceeds from
   Short-Term Borrowings                             94,703       8,357
  Common Stock Reaquired                               (946)     (2,194)
  Dividends Paid to Stockholders                    (28,322)    (25,755)
  Other                                               1,616         975
                                                 ----------- -----------
      Net Cash Provided by
       Financing Activities                         105,270     135,177
                                                 ----------- -----------
Net Decrease in Cash                                (26,682)    (15,997)
Cash at Beginning of Period                          67,833      73,122
                                                 ----------- -----------
Cash at End of Period                               $41,151     $57,125
                                                 =========== ===========
                             (continued)


           SAFECO  CORPORATION  AND  SUBSIDIARIES
          STATEMENT  OF  CONSOLIDATED  CASH  FLOWS           (continued)
                       (In Thousands)
- - ------------------------------------------------------------------------
                                                     Three Months Ended
                                                           March 31
                                                 -----------------------
                                                    1994        1993 *
                                                 ----------- -----------

Net Income                                          $56,026     $75,381
                                                 ----------- -----------
Adjustments to Reconcile Net Income to Net
 Cash Provided by Operating Activities:
   Realized Investment Gain                         (19,160)    (25,955)
   Depreciation and Amortization                      9,399       7,570
   Amortization of Fixed Maturity Investments        (4,655)     (6,474)
   Deferred Income Tax Benefit                       (5,032)     (5,093)
   Interest Expense on Deposit Contracts             97,049     100,668
   Cumulative Effect of Accounting Changes                -      (2,877)
   Other Adjustments                                  3,483       1,309
   Changes in:
     Losses and Adjustment Expense Liabilities      124,267      20,459
     Life Policy Liabilities                          2,152         867
     Unearned Premiums                                7,479       2,926
     Deferred Policy Acquisition Costs               (2,262)     (4,956)
     Accrued Investment Income                       (2,837)      3,244
     Accrued Interest on Accrual Bonds              (10,173)    (18,196)
     Accrued Income Taxes                            (1,839)     13,826
     Other Assets and Liabilities                  (169,564)    (40,181)
                                                 ----------- -----------
       Total Adjustments                             28,307      47,137
                                                 ----------- -----------
Net Cash Provided by Operating Activities           $84,333    $122,518
                                                 =========== ===========

  * Certain reclassifications have been made to the 1993 amounts to conform to current year classifications.

SAFECO CORPORATION
- - ------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS
- - -----------------------------------------------------------------

SAFECO Corporation
- - ------------------

Our net income for the first quarter was $56.0 million or $0.89 per share, compared with $1.20 per share in 1993. If we exclude realized gain from investments, our net income was $0.69 per share, compared with $0.88 in 1993. The total impact on the first quarter's results of the Los Angeles earthquake discussed below was $0.88 per share.

The following summarized financial information sets forth the contributions of each business segment to our consolidated income.

                                                       Three Months Ended
                                                            March 31
                                                       ------------------
                                                      1994           1993
                                                    ------          ------
                                                       (In Thousands Except
                                                        Per Share Amounts)

Income (Loss) before Realized Gain and
Income Taxes:
   Property and Casualty Insurance:
   Underwriting Loss                                $(59,525)       $(37,728)
   Net Investment Income                              70,170          69,374
                                                    --------        --------
      Total Property and Casualty                     10,645          31,646

   Life and Health Insurance                          30,023          30,443
   Real Estate                                         2,793           2,395
   Credit                                              2,484           2,132
   Asset Management                                    1,743           1,487
   Corporate                                          (3,280)         (3,412)
                                                    --------        --------
      Total                                           44,408          64,691
                                                    --------        --------

Realized Gain (Loss), before Tax, from:
   Security Investments                               19,205          25,955
   Real Estate Investments                               (45)              -
                                                    --------        --------
      Total                                           19,160          25,955
                                                    --------        --------

Income before Income Taxes                            63,568          90,646
                                                    --------        --------
Provision for Income Taxes on:
   Income before Realized Gain                           922           9,387
   Realized Gain                                       6,620           8,755
                                                    --------        --------
      Total                                            7,542          18,142
                                                    --------        --------

Income before Cumulative Effect of
   Accounting Changes                                 56,026          72,504
Cumulative Effect of Accounting Changes:
   Postretirement Benefits                                -          (15,676)
   Income Taxes                                           -           18,553
                                                    --------        --------
Net Income                                           $56,026         $75,381
                                                    ========        ========

Net Income Per Share of Common Stock:
Income before Cumulative Effect of
  Accounting Changes                                    $.89           $1.15
Cumulative Effect of Accounting Changes:
  Postretirement Benefits                                  -            (.25)
  Income Taxes                                             -             .30
                                                    --------        --------
Net Income                                              $.89           $1.20
                                                    ========        ========

SAFECO CORPORATION
- - ------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS                  (Continued)
- - -----------------------------------------------------------------

Property and Casualty Insurance
- - -------------------------------

Property and casualty operations for the first quarter of 1994 produced pretax income of $10.6 million before realized gain from investments.This compares with $31.6 million a year ago. The first quarter produced an underwriting loss of $59.5 million, including the loss from the earthquake that struck the Northridge area of Los Angeles on January 17. This underwriting loss follows three consecutive quarters of underwriting profits. The first quarter a year ago had an underwriting loss of $37.7 million, including the $27 million of claims from a windstorm in the Puget Sound area. Losses from the Northridge earthquake are expected to be $62.5 million after reinsurance. This consists of total claims from the earthquake, presently estimated to be $175 million, less $112.5 million recoverable under our catastrophe insurance program. This program reimburses us for 90% of single event losses between $50 and $200 million. In addition to the $62.5 million net earthquake losses, first quarter underwriting results reflect a $20.6 million premium that we are paying our reinsurers to reinstate coverage for a second catastrophe event in 1994 should it occur. In the Balance Sheet, the asset Reinsurance Recoverables is higher at March 31, 1994 due to the amounts recoverable by SAFECO from its reinsurers related to the Northridge earthquake.

The combined loss and expense ratio was 112.5 for the quarter, compared with 108.2 a year ago. Investment income was $70.2 million, up slightly from last year's first quarter.

Personal auto, our largest line, continues to perform well. This line produced an underwriting profit of $17.1 million for the first quarter,compared with $5.7 million in the first quarter last year. Loss costs continue to increase at less than a 5% annual rate.

Other personal lines, which provide coverage for earthquake, dwelling fire, inland marine, boats and recreational vehicles, produced an underwriting loss of $69.2 million for the first quarter as a result of the California earthquake. By comparison, these lines produced a profit of $20.6 million for all of 1993. The earthquake line is vulnerable to infrequent but severe losses. We support proposed legislation to create a national disaster protection program that would create a federal reinsurance program to help mitigate insurance company risk relating to a severe earthquake and other catastrophes.

Homeowners produced an underwriting loss of $7.4 million for the quarter, compared with a loss of $37.0 million in the first quarter of 1993. Results include $11.2 million after reinsurance from catastrophes, including $2.9 million from the Los Angeles earthquake.By comparison, first quarter loss costs a year ago included $31.4 million from catastrophe claims. Although this line continues to be adversely affected by catastrophes, it is benefiting from the 1993 rate increases and the continuing efforts to improve homeowners insurance to value.

Commercial lines produced an underwriting loss of $3.0 million in the first quarter. This compares with a loss of $12.3 million in the first quarter last year. Results have benefited from our focus on specific states and efforts to reduce expense and to maintain rate adequacy in the face of stiff price competition.

SAFECO CORPORATION
- - ------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS                  (Continued)
- - -----------------------------------------------------------------


Surety continues to produce excellent results. The profit for this line was $3.6 million for the first quarter, compared with a profit of $4.4 million for the same quarter last year.

Total premiums written for the first three months increased 10% over a year ago with personal lines up 8%, and commercial lines up 18%. The growth in commercial lines is mainly due to successful efforts to write significant accounts from larger commercial agents in targeted markets.

Life and Health Insurance
- - -------------------------

Life and health insurance operations produced a pretax profit, before realized gain from investments, of $30.0 million for the first quarter of 1994, compared with $30.4 million for the same period last year.

The annuity and pension lines combined first quarter earnings were $9.7 million, an increase over the $8.8 million reported for the first quarter of 1993. Group insurance earnings were $4.8 million for the first quarter, compared with $6.3 million for the first quarter of 1993. Group medical premiums have declined due to uncertainties caused by pending health care reform. Our primary strategy is to strengthen our group life and disability products and to explore opportunities to provide group medical coverages under any reformed health care system.

Real Estate
- - -----------

SAFECO Properties' pretax income was $2.8 million, compared with $2.4 million for the first quarter of 1993. The 1994 results include a pretax gain from property held for sale of $1.6 million.

Credit
- - ------

SAFECO Credit Company reported pretax profit of $2.5 million for the first three months of 1994, compared with $2.1 million in 1993. Net income was $1.7 million for the first three months of 1994, compared with $1.1 million in 1993. Rate competition and increasing borrowing costs continue to pressure our margins, but record first quarter loan production provided an offset.Non-affiliate receivables reached $570 million at March 31, 1994, a 7% annualized increase from December, 1993. Delinquency experience continues to be excellent with accounts past due 30 days or more averaging less than 2% over the past twelve months.

Asset Management
- - ----------------

The pretax income from our investment management operations for the quarter was $1.7 million, compared with $1.5 million for the same period in 1993. Assets under management at March 31, 1994 totaled approximately $2.3 billion.

SAFECO CORPORATION
- - ------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS                  (Continued)
- - -----------------------------------------------------------------

Realized Gain and Carrying Value of Security Investments
- - --------------------------------------------------------

Realized pretax gain from security investments was $19.2 million during the first quarter, compared with $26.0 million a year ago. The market value of our consolidated bond portfolio was $571 million in excess of amortized cost at March 31, 1994, down from $1.2 billion at December 31, 1993. These declines reflect the weakness in the bond market during the first quarter as a result of higher interest rates. However, these higher rates will benefit our investment income in the future.

During the first quarter, we adopted Financial Accounting Statement Number 115, "Accounting for Certain Investments in Debt and Equity Securities". As a result, over 80% of our fixed maturity security investments are now classified as "Available for Sale", as defined,and carried in the financial statements at market value, net of related deferred taxes. These investments were previously carried at amortized cost. This accounting change does not affect income but is the primary reason for the increase in our book value to $48.98 per share at March 31, 1994, up from $44.09 at December 31, 1993.

Stock Purchase Program
- - ----------------------

In May 1990, the Board of Directors approved the continuation of the stock purchase program and authorized a total accumulation of up to two million shares, about 3% of our issued shares. At April
22, 1994, 1,036,289 shares have been purchased.

Other - Footnotes
- - -----------------

The following additional footnote disclosures are being made due to the adoption of two new accounting standards in the first quarter of 1994.

Employee Benefit Plans
- - ----------------------

SAFECO adopted Financial Accounting Standards Board Statement 112, "Employers' Accounting for Postemployment Benefits", effective
January 1, 1994.  Adoption had no effect on net income.

Investments
- - -----------
In May 1993, the Financial Accounting Standards Board issued Statement 115, "Accounting for Certain Investments in Debt and Equity Securities", which expands the use of fair value accounting for debt and equity securities. As of January 1, 1994, SAFECO adopted the provisions of this statement for investments held as of, or acquired after that date. Statement 115 requires that debt and equity securities be classified as trading, available-for-sale or held-to-maturity. Debt securities that SAFECO has the positive intent and ability to hold to maturity (as narrowly defined by Statement 115) are classified as held-to-maturity and are reported at amortized cost. Debt securities classified as available-for-sale are carried at market value, with changes in unrealized gains and losses recorded directly to stockholders' equity, net of applicable income taxes and deferred policy acquisition costs valuation allowance. All marketable equity securities continue to be carried at market value, with changes in unrealized gains

SAFECO CORPORATION
- - ------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS                  (Continued)
- - -----------------------------------------------------------------


and losses recorded directly to stockholders' equity, net of applicable income taxes. Under Statement 115, trading securities are to be carried at market value with immediate recognition in income of changes in market value. Since SAFECO does not have any securities held for trading, the adoption of Statement 115 had no effect on net income. As required by Statement 115, no restatement of prior period amounts has been made.

The following reconciliation of Stockholders' Equity from December 31, 1993 to March 31, 1994 shows the effect of adoption of Statement 115 as of January 1, 1994 and the change in net unrealized holding gains (losses) in the first quarter of 1994.

                                                            (In Thousands)
                                                            --------------

Stockholders' Equity, December 31, 1993                        $2,774,391

Net effect of adoption of Statement 115 (1)                       640,477
                                                               ----------

Stockholders' Equity, January 1, 1994                           3,414,868

Net income                                                         56,026

Dividends declared                                                (28,336)

Net decrease in unrealized appreciation
of investment securities, net of tax and
deferred policy acquisition costs
valuation allowance (2)                                          (357,159)


Other items affecting Stockholders' Equity                         (1,181)
                                                                ---------

Stockholders' Equity, March 31, 1994                           $3,084,218
                                                               ==========


SAFECO had no sales during the first quarter of 1994 of debt securities classified as held-to-maturity. The first quarter decline in the unrealized appreciation of investment securities was due to weakness in both the bond and stock markets as a result of higher interest rates. See note (2) below for the components of the decrease.


(1) The net effect of adopting Statement 115 is comprised as follows:

       Aggregate market value in excess of
       amortized cost of debt securities
       classified as available-for-sale,
       at January 1, 1994                                    $1,013,117

       Deferred policy acquisition costs
       valuation allowance                                      (27,768)

       Deferred income taxes, at 35%                           (344,872)
                                                             ----------

       Net effect of adoption of Statement 115               $  640,477
                                                             ==========


(2) The decrease in net unrealized appreciation of investment securities is comprised as follows:

       Decrease in unrealized appreciation of
       debt securities, available- for-sale                  $ (517,908)

       Decrease in unrealized appreciation
       of marketable equity securities                          (52,039)

       Decrease in deferred policy acquisition
       costs valuation allowance                                 20,471

       Decrease in deferred income taxes                        192,317
                                                             ----------

       Net decrease in unrealized appreciation
       of investment securities, net of tax and
       deferred policy acquisition costs valuation
       allowance                                              $(357,159)
                                                              =========

SAFECO CORPORATION
- - --------------------

Part II - Other Information
- - -----------------------------------------------------------



Item 6. Exhibits and Reports on Form 8-K
        ---------------------------------
  (b) The Registrant filed two reports on Form 8-K during the quarter ended March 31, 1994 under Item 5
        (Other Events), dated February 4, 1994, and
        March 2, 1994, both pertaining to the
        January 17, 1994 earthquake in southern
        California.