Form 10-K/A
period 1993-12-31
SAFECO CORP
filed 1994-07-12
CIK 86104

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                 FORM 10-K/A
                                AMENDMENT ONE

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

                                        SAFECO CORPORATION
                                        ------------------
                                        (Registrant)

                                        BOH A. DICKEY
                                        ------------------
                                        Boh A. Dickey

                                        Executive Vice President and
Dated July 12, 1994                     Chief Financial Officer

                                        ROD A. PIERSON
                                        ------------------
                                        Rod A. Pierson

                                        Senior Vice President, Secretary,
Dated July 12, 1994                     Controller and Chief Accounting Officer

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

          The table below presents the approximate amounts of adverse reserve development by major category for the calendar years 1983-1987 viewed as of December 31, 1993. Note that each year below stands on its own and the years should not be added together. For example, the amount of adverse development recorded in 1987 or subsequent for losses incurred in 1982, is included in the adverse development amounts for each year shown below.

                                                1983    1984    1985    1986    1987
                                                ----    ----    ----    ----    ----
                                                           (In Millions)
          Environmental, asbestos and other     $144    $144    $130    $107    $ 82
          toxic claims (CTT) including related
          loss adjustment expenses

          Canadian Automobile Liability           30      22      27      35      29

          Workers' Compensation                   20      29      41      41      34

          Loss Adjustment Expense excluding       38      54      57      28     (27)
          CTT

          Other                                   14      41      19     (41)    (68)
                                                ----    ----    ----    ----    ----
          Total adverse development as          $246    $290    $274    $170    $ 50
          reported in table on page 5           ====    ====    ====    ====    ====

          As the trends noted above became apparent, the Corporation aggressively increased reserves to address these deficiencies.

          For 1988 and subsequent years, SAFECO's reserve development has been favorable. This trend reflects the aggressive reserving undertaken in prior years to correct deficiencies which is no longer necessary, favorable legislation in the workers' compensation area, and moderation of medical costs and inflation and claims department changes. The favorable legislation in the workers' compensation area, which relates primarily in the states of Oregon and California, has helped reduce fraud, allowed for final settlement of claims and made it more difficult to reopen claims -- all of which reduced SAFECO's ultimate loss costs. The cost of claim settlements in several lines of business has benefitted from changes in the organization of SAFECO's claims department which has established separate specialized units for workers' compensation, environmental exposures and fraud investigation. In addition, increased focus on adjustment expenses has helped reduce those costs.

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
                                        ==========    ==========     =========

          SAFECO'S objective is to set reserves which are adequate; that is, the amounts originally recorded as reserves should at least equal the amounts ultimately required to settle losses. Analysis indicates that SAFECO's reserves are adequate and probably slightly redundant at December 31, 1993, 1992 and 1991. Operations were credited $96.9 million, $44.6 million and $24.1 million in 1993, 1992 and 1991, respectively, as a result of a reduction in the estimated amounts needed to settle prior years' claims.

          In evaluating the information contained in the reserve development table on Page 5 and the table on Page 6, it should be noted that each amount includes the effects of all changes in amounts for prior periods. For example, the amount of the redundancy shown for the December 31, 1992 reserves that relate to losses incurred in 1983 will be included in the cumulative redundancy or deficiency amount for the years 1983 through 1991. This

PART I
          table does not present accident or policy year development data, which some readers may be more accustomed to analyzing. Conditions and trends that have affected development of the liability in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based on this table.

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

          The vast majority of SAFECO's property and casualty insurance subsidiaries' environmental, asbestos and other continuous toxic tort
          (CTT) claims result from the general liability line of business. A few of these types of losses occur in other coverages such as umbrella and small commercial package policies. Approximately 1,100 CTT claims were pending at December 31, 1993 computed on an occurrence basis. For the last three years, an average of 635 claims were opened and an average of 658 claims were closed each year. Most of SAFECO's pending environmental claims involve some type of environmental-related coverage dispute. The average settlement cost of each CTT claim for the last three years was $11,200 including legal expenses and $6,200 excluding legal expenses.

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
                                     =======        =======       ========

          The following table presents the loss reserve activity analysis for liability coverages related to environmental, asbestos and other toxic claims:*
                                                        1993           1992          1991
                                                        ----           ----          ----
                                                                  (In Thousands)
          Reserves at beginning of year               $110,543       $110,218      $100,938
          Incurred losses and adjustment expense         9,364         10,070        15,177
          Losses and adjustment expense payments        (6,497)        (9,745)       (5,897)
                                                       -------       --------      --------
          Reserves at end of year                     $113,410       $110,543      $110,218
                                                      ========       ========      ========
          * Amounts are before the effect of reinsurance, which is insignificant.

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

          Summarized balance sheet information for SAFECO Credit at December 31, 1993 is as follows:
                                                        (In Thousands)
                Finance Receivables...................     $547,759
                Other Assets..........................      114,283
                                                           --------
                        Total Assets..................     $662,042
                                                           =========
                Credit Company Borrowings.............     $427,930
                Other Liabilities.....................      150,380
                                                           --------
                        Total Liabilities.............     $578,310
                                                           ========

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

                       CONSENT OF INDEPENDENT AUDITORS


We consent to the incorporation by reference in this Annual Report
(Form 10-K/A, Amendment 1) of SAFECO Corporation of our report dated February 11, 1994, included in the 1993 Annual Report to Shareholders of SAFECO Corporation.

We also consent to the incorporation by reference in Registration Statements (Form S-8 Nos. 2-58654 and 33-14381) of SAFECO Corporation of our report dated February 11, 1994, with respect to the consolidated financial statements of SAFECO Corporation included and/or incorporated by reference in the amended Annual Report (Form 10-K/A, Amendment 1) for the year ended December 31, 1993.


                                                ERNST & YOUNG


Seattle, Washington
July 12, 1994

                               1993 ANNUAL REPORT


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      SAFECO Corporation (SAFECO, or the Corporation) is a Washington corporation which owns operating subsidiaries in various segments of insurance and other financially related businesses. The insurance subsidiaries are engaged in both property and casualty insurance and life and health insurance. SAFECO Properties and its subsidiaries invest in, develop and manage real estate properties, primarily regional shopping centers. SAFECO Credit Company provides loans and equipment financing and leasing to commercial businesses including affiliated companies. SAFECO also manages the SAFECO family of mutual funds through its investment management subsidiaries.


CAPITAL RESOURCES AND LIQUIDITY

      Insurance premiums, dividends, interest and rental income are the companies' primary sources of cash. Most insurance premiums are received before or at the time premium revenues are recognized, while related claims are incurred and paid in subsequent months or years. Any resulting cash flow is used primarily to pay shareholder dividends and to expand the investment portfolio.

      Total cash provided by operating activities for the years ended December 31, 1993, 1992 and 1991 was $633.6 million, $664.6 million and $582.0 million, respectively (see Statement of Cash Flows on page 34). The decrease in operating cash flow in 1993, compared with 1992, is primarily the result of the increase in income taxes paid, and the payment relating to the Proposition 103 settlement (see Note 5 on page 48). The increase in operating cash flow in 1992 was primarily due to a higher amount of property and casualty premiums, resulting from a combination of rate increases and a higher number of policies in force. Other operating receipts and other operating costs paid decreased in 1993 and 1992, due to the sale of the hospital operations in May of 1992. Dividends and interest received increased in both 1993 and 1992 due mainly to the increasing invested asset base of the life and health insurance companies. The increases in proceeds from maturity of fixed maturities in 1993 and 1992 are due to higher levels of calls of fixed maturities and prepayments of mortgage-backed securities resulting from lower interest rates.

      The real estate and credit subsidiaries have ongoing needs for outside capital. The real estate subsidiaries borrow from life insurance companies, banks and savings and loan associations and other lenders. At December 31, 1993, the real estate subsidiaries had notes and mortgages payable to non-affiliates of $225.1 million, of which amount $62.8 million was due within one year. It is anticipated that these obligations will be met through a combination of rollovers and replacement borrowings. The real estate subsidiaries' debt is significantly lower in 1993 and 1992 due to the sale of the hospital operations in 1992 and the reduction in related borrowings. The real estate subsidiaries refinanced approximately $53 million of debt in 1993, taking advantage of lower interest rates on longer-term borrowings.

      SAFECO Credit Company's borrowings are primarily short to medium-term and are obtained primarily from the issuance of commercial paper and medium-term notes. SAFECO Credit had unaffiliated borrowings at December 31, 1993 of $427.9 million, of which amount $333.8 million was due within one year. The majority of this current portion is comprised of short-term commercial paper borrowings. It is anticipated that a major part of these commercial paper borrowings will be rolled over in 1994.

      A shelf registration providing for the issuance of up to $200 million of debt securities by SAFECO Corporation and/or SAFECO Credit was declared effective by the Securities and Exchange Commission in December 1990. SAFECO Credit has issued $149.9 million of medium-term notes under this registration of which amount $138.8 million are still outstanding as of December 31, 1993. These debt securities issued by SAFECO Credit are guaranteed by SAFECO Corporation. In addition to providing funds to expand SAFECO Credit's loan and lease portfolio, the issuance of the medium-term notes has reduced SAFECO Credit's reliance on short-term financing. As of December 31, 1993, SAFECO Corporation had issued $50 million of medium-term notes under this registration. No additional notes are to be issued under this shelf registration.

      SAFECO Corporation's $200 million of 10.75% notes are due in September of 1995. It is currently anticipated this obligation will be funded primarily by the issuance of replacement debt. Proceeds from sales of securities owned by SAFECO Corporation or dividends from SAFECO's subsidiaries may provide a portion of the funds needed to retire this debt.

      SAFECO is not aware of any recently passed or current recommendations by regulatory authorities which have or would have, if passed, a material effect on the Corporation's liquidity, capital resources or results of operations.

      The state of Washington adopted new rules in 1993 governing the amount of dividend payments that can be made by Washington domiciled insurance companies without prior regulatory approval. These new rules are more restrictive than the previous rules. However, it is expected they will not restrict SAFECO's insurance subsidiaries from paying dividends to SAFECO Corporation (parent company) in amounts similar to those presently being paid and those paid in the past.

      The National Association of Insurance Commissioners (NAIC) has adopted new risk-based capital (RBC) formulas for both life insurers and property and casualty insurers. For life insurers, the RBC guidelines became effective December 31, 1993; the RBC guidelines for property and casualty companies are effective December 31, 1994. The formulas are used as an early warning tool by the NAIC and state regulators to identify companies that are under capitalized

                               SAFECO CORPORATION


and which merit further regulatory attention or the initiation of regulatory action. The life insurers' RBC formula establishes capital requirements relating to amounts of insurance risk, business risk, asset credit risk and interest rate risk. The property and casualty insurers' RBC formula establishes capital requirements relating to amounts of underwriting risk, asset risk, credit risk and off-balance sheet risk. SAFECO's life and property and casualty companies have more than sufficient capital to meet the RBC requirements.

      Similarly, the NAIC's proposed new Model Investment Law, if adopted by certain states in which SAFECO operates, should not significantly impact SAFECO as its assets are, and historically have been, conservatively invested.


SUMMARY OF FINANCIAL INFORMATION

      The following summarized financial information sets forth the contributions of each business segment to the consolidated net income of SAFECO Corporation. The information should be read in conjunction with the related statements of income on pages 37 through 41 of this report.

                                                                                         Year Ended December 31
(In Thousands Except Per Share Amounts)                                         1993                1992              1991
- - ----------------------------------------------------------------------------------------------------------------------------
Income (Loss), Net of Income Taxes, Before Realized Gain:
   Property and Casualty Insurance Companies . . . . . . . . . . . . . . .     $217,187*          $187,144          $145,421
   Life and Health Insurance Companies . . . . . . . . . . . . . . . . . .       76,903             75,600            79,705
   Real Estate Companies . . . . . . . . . . . . . . . . . . . . . . . . .        6,136              6,040             5,850
   Credit Company  . . . . . . . . . . . . . . . . . . . . . . . . . . . .        6,439              6,140             6,396
   Asset Management Companies  . . . . . . . . . . . . . . . . . . . . . .        4,255              4,261             3,397
   Corporate . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (3,934)            (7,636)           (3,852)
                                                                               --------           --------          --------
      Total  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      306,986            271,549           236,917
                                                                               --------           --------          --------
Realized Gain (Loss), Net of Income Taxes, from:
   Security Investments  . . . . . . . . . . . . . . . . . . . . . . . . .      113,506             40,431            23,214
   Real Estate Investments . . . . . . . . . . . . . . . . . . . . . . . .        5,409               (686)             (553)
                                                                               --------           --------          --------
      Total  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      118,915             39,745            22,661
                                                                               --------           --------          --------
Income Before Cumulative Effect of Accounting Changes                           425,901            311,294           259,578
Cumulative Effect of Accounting Changes  . . . . . . . . . . . . . . . . .        2,877                  -                 -
                                                                               --------           --------         ---------
Net Income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $428,778           $311,294         $ 259,578
                                                                               ========           ========         =========
Net Income Per Share of Common Stock:
   Income Before Realized Gain . . . . . . . . . . . . . . . . . . . . . .     $   4.88           $   4.33         $    3.78
   Realized Gain . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1.89                .63               .36
   Cumulative Effect of Accounting Changes . . . . . . . . . . . . . . . .          .05                  -                 -
                                                                               --------           --------         ---------
   Net Income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $   6.82           $   4.96         $    4.14
                                                                               ========           ========         =========

*Includes a charge of $40 million ($26 million after tax, $0.41 per share) for the Proposition 103 settlement.


PROPERTY AND CASUALTY--OPERATIONS

      Through independent agents, SAFECO's property and casualty subsidiaries write personal, commercial and surety lines of insurance including automobile, homeowners, fire and allied lines, commercial multi-peril, miscellaneous casualty, surety, fidelity and workers' compensation. Products are sold in nearly all states and the District of Columbia. SAFECO sold its Canadian property and casualty operations in June of 1991 (see discussion on page 24). Approximately 25% of SAFECO's property and casualty premiums are written in California and approximately 49% of premiums are written in the three west coast states of California, Washington and Oregon.

      Voluntary personal, commercial and surety lines (which excludes assigned risk, FAIR plans, etc.) comprise approximately 69%, 25% and 4%, respectively, of the 1993 gross premiums written. The gross premiums written growth set forth in the table on page 23 of 10.2% in 1993 is comprised of a 10.4% increase for personal, and increases of 10.3% for commercial and 5.7% for surety lines. Gross premiums written growth of 5.8% in 1992 was comprised of a 6.0% increase for personal, and increases of 6.2% for commercial and 0.8% for surety lines. Excluding Canadian premiums, 1992 gross premiums written increased 10.9% over 1991, with personal up 13.1% and commercial up 7.0%.

      The growth in personal lines premiums is the result of both rate increases and an increase in policies in force.

                               1993 ANNUAL REPORT

This increase in policies in force is due, in part, to a number of companies in the past withdrawing or restricting their writings of personal lines. Vehicles insured increased 2.2% in 1993; however, the number of vehicles insured declined slightly in the fourth quarter. Vehicles insured increased 6.2% in 1992. This declining trend in the growth rate has been caused primarily by the rate increases placed in effect in recent years. As a result, only modest rate increases are planned for 1994. The number of homes insured increased 8.0% in 1993 and 10.8% in 1992. It is expected that the number of homes insured will continue to increase in 1994, although at a somewhat slower pace. SAFECO's commercial lines premiums increased in 1993 and 1992 as a result of both real growth and some rate increases. Continued growth in commercial premiums written is expected in 1994. The larger increase in surety premiums in 1993 versus 1992 is primarily due to new commercial accounts acquired and a slightly improved construction economy resulting in higher contract bond premiums.

        Voluntary personal auto, SAFECO's largest single line of business, produced pre-tax underwriting profits of $37.3 million in 1993 and $5.6 million in 1992, compared with a loss of $21.6 million in 1991. This improvement is due to rates increasing faster than loss costs. Average auto rates were increased 6% in 1993 and 8% in 1992 while loss costs were up 4% in 1993 and 4% in 1992. The severity or cost of settling claims has increased in each of the last three years and the frequency of accidents increased in 1993 after declining in 1992 and 1991. The reduction in the number of accidents may be the result of the slower economy and the increasing use of additional auto safety features such as mounted rear window brake lights and anti-lock brakes. Auto rate increases planned for 1994 will be less than the 1993 and 1992 increases.

        The homeowners line produced pre-tax underwriting losses of $51.7 million, $62.1 million and $59.9 million in 1993, 1992 and 1991, respectively. These losses reflect an unusually high level of weather-related and catastrophic events in the last three years. However, there appears to be no scientific evidence that the recent high level of weather-related catastrophes indicate changes in long-term weather patterns, so SAFECO still believes this is a good long-term business. Over time, weather-related catastrophes are expected to continue their erratic historical patterns. Weather-related catastrophe losses for homeowners, before reinsurance, totaled $51.8 million, $90.7 million and $160.2 million in 1993, 1992 and 1991, respectively. After reinsurance, these amounts totaled $51.5 million, $94.7 million and $86.1 million for the respective three years. The 1993 homeowners claims include $26.6 million from the Puget Sound area windstorm in January and $7.4 million from the California wildfires in November. The 1992 homeowners claims include $31.7 million from hailstorms in Kansas and Texas and

PROPERTY AND CASUALTY OPERATING STATISTICS

                                                              1993                     1992                   1991
- - --------------------------------------------------------------------------------------------------------------------------
                                                               Percentage               Percentage             Percentage
                                                                Increase                 Increase               Increase
                                                               (Decrease)               (Decrease)             (Decrease)
                                                               Over Prior               Over Prior             Over Prior
                                                     Amount       Year        Amount       Year      Amount       Year
                                                   -----------------------------------------------------------------------
                                                                                (In Thousands)
Gross Premiums Written  . . . . . . . . . . . .    $ 2,134,512     10.2%     $1,937,090      5.8%  $1,830,199      2.1%
                                                   ===========               ==========            ==========
Net Premiums Written  . . . . . . . . . . . . .    $ 2,000,165      9.9      $1,820,445     11.7    1,629,710     (3.5)
                                                   ===========               ==========            ==========
Earned Premiums . . . . . . . . . . . . . . . .    $ 1,929,714     10.0      $1,754,460      7.2    1,636,660     (1.7)
                                                   ===========               ==========            ==========
Underwriting Profit (Loss)  . . . . . . . . . .    $     9,848               $  (72,022)            $(141,121)
Net Investment Income . . . . . . . . . . . . .        277,643     (1.1)        280,820     (1.8)     286,073      1.0
Proposition 103 Settlement  . . . . . . . . . .        (40,000)                       -                     -
                                                   -----------               ----------            ----------
Income before Realized Investment
    Gain and Income Taxes . . . . . . . . . . .    $   247,491               $  208,798             $ 144,952
                                                   ===========               ==========            ==========

                                                                                         1993       1992       1991
- - -----------------------------------------------------------------------------------------------------------------------
                                                                                            Operating Ratios as
                                                                                          a % of Earned Premiums
                                                                                                (GAAP Basis)
                                                                                         ------------------------------
Loss Ratio . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       60.21%      63.93%     67.81%
Adjustment Expense Ratio . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        9.78       10.55      10.72
Expense Ratio  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       28.43       28.72      29.33
Dividends to Policyholders . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1.07         .91        .76
                                                                                         -----      ------     ------
   Combined Ratio  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       99.49%     104.11%    108.62%
                                                                                         =====      ======     ======

                               SAFECO CORPORATION

$22.5 million resulting from an increase in the estimated cost of settling claims from the October 1991 fire in Oakland, California. The 1991 homeowners claims include $15.2 million, after reinsurance, from the Oakland fire and $22.9 million from wind and hailstorms that hit Billings, Montana and Denver, Colorado in June. SAFECO's total homeowners losses from the Oakland fire, before reinsurance, were $107.8 million and were $38.2 million after reinsurance. Homeowners rates were increased 7%, 5% and 3% in 1993, 1992 and 1991, respectively. A significant increase in premiums per policy is expected in 1994 as a result of planned rate increases and the additional premiums that are resulting from efforts to increase homeowners insurance to value. This is a three year effort which was begun in 1993 to review the adequacy of coverage or policy limits for nearly all homes.

      Other personal lines produced underwriting profits of $20.6 million, $18.1 million and $8.2 million in 1993, 1992 and 1991, respectively. Coverages in these lines include dwelling fire, inland marine, earthquake, boats and recreational vehicles. Although premiums from these lines total only 6% of total property and casualty premiums, the underwriting profits they generate are an important contributor to SAFECO's overall property and casualty results.

      Commercial operations produced pre-tax underwriting losses of $5.5 million, $22.5 million and $58.4 million for 1993, 1992 and 1991, respectively. Even with a continuation of the competitive commercial insurance market, SAFECO has experienced modest renewal price increases of 3% to 4% per year for the past three years. These price increases, together with reduced frequency and severity in most product lines and lower expenses, are the reasons for this improving trend. The frequency and severity reductions can be attributed to continued disciplined risk selection, limited impact of weather-related losses on SAFECO's commercial property risks and concentration of commercial writings in states with the most favorable legal and regulatory climates.

      The surety line produced pre-tax underwriting profits of $18.2 million, $3.2 million and $11.1 million for 1993, 1992 and 1991, respectively. The 1992 results were impacted by several contract bond losses. Although the current outlook is good, income for 1993 was a record, and may be difficult to achieve again in 1994.

      Other insurance product lines (primarily assigned risk and FAIR plans) produced underwriting losses of $9.0 million, $14.3 million and $20.4 million in 1993, 1992 and 1991, respectively. The lower losses are due to a reduction in personal auto non-voluntary losses, due in turn to reduced losses from the California Assigned Risk Plan and Canadian non-voluntary pool.

      On January 17, 1994 a severe earthquake struck Southern California. Based on claims information available as of the date of this report, SAFECO expects its losses to exceed $50 million, the threshold at which the Corporation's reinsurance coverage begins. Under SAFECO's catastrophe reinsurance program, it is reimbursed for 90% of the losses between $50 million and $200 million. To date, approximately 6,100 claims have been reported. Because of the extensive damage to communications and transportation systems in the earthquake area, and the time it takes to complete accurate surveys and inventories on homes and businesses damaged in earthquakes, it will be some time before a reasonable estimate of SAFECO's losses can be made. The loss will be recorded in the first quarter of 1994.


PROPERTY AND CASUALTY--CANADA

      SAFECO sold its Canadian property and casualty operations in June, 1991. There was no significant gain or loss resulting from this transaction. Underwriting results had been unsatisfactory, primarily as a result of stringent and unrealistic auto rate regulation and high loss costs in Ontario. These poor results and the expectation that they would continue were primary reasons for the sale. Following is a summary of SAFECO's Canadian financial data for each of the last three years:

                                                          Year Ended December 31
                                                      1993        1992          1991
                                                   ----------   --------     ---------
                                                        (In Thousands-Canadian $)

Gross Written Premiums . . . . . . . . . . . .     $      -     $     36     $ 82,886
Net Earned Premiums  . . . . . . . . . . . . .            -          180       44,440
Underwriting Profit
    (Loss) . . . . . . . . . . . . . . . . . .        5,280        7,609       (6,352)
Canadian Assets  . . . . . . . . . . . . . . .      219,598      275,951      334,797

      Although the Canadian underwriting losses SAFECO suffered in years prior to the sale were significant, they were substantially offset by investment income from the assets relating to the Canadian unearned premium, loss and adjustment expense reserves. Therefore, the sale of the Canadian operations has not had and is not expected to have a significant impact on future earnings.

      The 1993 and 1992 Canadian underwriting profits were the result of reductions in the estimated cost of settling prior years' claims. Under the sales agreement SAFECO retained the liabilities for losses incurred prior to April 1, 1991.


PROPERTY AND CASUALTY--PROPOSITION 103

      For discussion relating to California's Proposition 103, see Note 5 on page 48.


PROPERTY AND CASUALTY--LOSS RESERVES

      The liability (reserves) for losses and adjustment expense for the property and casualty companies was $2,095.2 million at December 31, 1993, compared with $2,052.3 million at December 31, 1992. The liability is presented net of amounts recoverable from salvage and subrogation recoveries (see Note 1 on page 43) and gross of amounts recoverable from reinsurance (see Note 4 on page 47). The amount of reinsurance

                               1993 ANNUAL REPORT


recoverables related to the above gross liabilities was $100.1 million at December 31, 1993 and $89.2 million at December 31, 1992.

Reserves for losses that have been reported to the Corporation and certain legal expenses are established on the "case basis" method. Claims incurred but not reported (IBNR) and other adjustment expense are estimated using statistical procedures. Salvage and subrogation recoveries are accrued using the "case basis" method for large claims and statistical procedures for smaller claims.

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

      SAFECO's objective is to set reserves which are adequate; that is, the amounts originally recorded as reserves should at least equal the amounts ultimately required to settle losses. Analysis indicates that SAFECO's reserves are adequate and probably slightly redundant at December 31, 1993, 1992 and 1991. Operations were credited $96.9 million, $44.6 million and $24.1 million in 1993, 1992 and 1991, respectively, as a result of a reduction in the estimated amounts needed to settle prior years' claims.

      SAFECO's property and casualty companies' reserves for losses and adjustment expense for liability coverages related to environmental, asbestos and other hazardous toxic claims totaled $113.4 million at December 31, 1993, compared with $110.5 million at December 31, 1992. These amounts are before the effect of reinsurance, which is insignificant. These reserves are approximately 5% of total property and casualty reserves for losses and adjustment expense at both December 31, 1993 and 1992. The reserves include estimates for both reported and IBNR losses and related legal expenses. The vast majority of SAFECO's property and casualty insurance subsidiaries' environmental, asbestos and other toxic claims result from the general liability line of business. A few of these types of losses occur in other coverages such as umbrella and small commercial package policies.

      The following table presents the loss reserve activity analysis for liability coverages related to environmental, asbestos and other toxic claims:*

                                                1993            1992            1991
                                                ----            ----            ----
                                                          (In Thousands)
Reserves at beginning of year                   $110,543        $110,218        $100,938
Incurred losses and adjustment expense             9,364          10,070          15,177
Losses and adjustment expense payments            (6,497)         (9,745)         (5,897)
                                                --------        --------        --------
Reserves at end of year                         $113,410        $110,543        $110,218
                                                ========        ========        ========
* Amounts are before the effect of reinsurance, which is insignificant.


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

      The property and casualty subsidiaries protect themselves from excessive losses by reinsuring on treaty and facultative bases. As noted above, the liability for unpaid losses and adjustment expense is reported gross of reinsurance recoverables of $100.1 million at December 31, 1993 and $89.2 million at December 31, 1992. Reinsurance costs for catastrophe coverages have increased in the last few years and are expected to remain higher in the foreseeable future, given the large amount of catastrophe losses in recent years. SAFECO's catastrophe property reinsurance program for 1994 covers 90% of $150 million of single event losses in excess of a $50 million retention. In the event of a substantial catastrophe, SAFECO would, therefore, retain the first $50 million of losses, 10% of the next $150 million and all losses in excess of $200 million. Both the retention level and the aggregate coverage limit for 1994 are higher than in prior years.

      SAFECO's insurance subsidiaries do not enter into retrospective reinsurance contracts and have not participated in any unusual or nonrecurring reinsurance transactions such as "swaps" of reserves or portfolio loss transfers. SAFECO does not use "funding covers" and has not participated in any surplus relief transactions. None of SAFECO's significant reinsurers are experiencing financial difficulties. Additional information on reinsurance can be found in Note 4 on page 47. Reinsurance amounts ceded in 1991 were higher due to the sale of SAFECO's Canadian operations in 1991.


LIFE AND HEALTH

      The life and health companies offer individual and group insurance products, pension plans and annuity products, marketed through professional agents in all states and the District of Columbia.

      During 1993, all major lines of business contributed to the life and health companies' earnings before investment transactions and income taxes ("pre-tax income") of $125.3 million, compared with $123.6 million in 1992 and $124.1 million in 1991.

      The group life and health operations contributed $27.7 million to 1993 pre-tax income, compared with income of $26.8 million and $39.7 million in 1992 and 1991, respectively. The major market of the group operation is excess loss medical insurance, sold to self-insured employers, which accounted for $15.8 million, $16.3 million and $21.0 million of group income in 1993, 1992 and 1991, respectively. Total group premiums decreased 10% during 1993, compared with a decrease of 3% in 1992 and an increase of 7% in 1991. The premium declines in 1993 and 1992 are due to SAFECO's nearly completed withdrawal from the small-case, fully insured market in many states and to greater competition in the large-case, excess loss market. SAFECO has avoided writing business at unsatisfactory rates and as a result, experienced the loss of some group in-force medical business.

                               SAFECO CORPORATION


The lower group profits in 1993 and 1992 were primarily the result of increased industry competition, resulting in lower profit margins for this business. This trend is expected to continue into 1994.

      The Clinton administration's proposal on healthcare reform has also contributed to the slowdown in the group medical business. The impact on SAFECO of the effect of the various healthcare reform proposals is uncertain. If healthcare reform were to pass that did not allow self-funded medical programs, SAFECO would in all likelihood no longer be in the medical insurance business. However, in this scenario, SAFECO intends to remain active in the group insurance arena, offering primarily group life and disability coverage. While the outcome of healthcare reform is uncertain, SAFECO will continue to actively market large-case, self-funded medical programs.

      Pension operations produced pre-tax income of $16.1 million, $15.8 million and $9.3 million in 1993, 1992 and 1991, respectively. The pension operations had $3.0 billion of assets on deposit at December 31, 1993, compared with $2.9 billion at December 31, 1992. New pension deposit growth has slowed in recent years, especially for fixed rate products, primarily as a result of the lower interest rate environment. This slowdown in new deposits has in turn impacted pre-tax income in 1993. However, pension profits still increased in 1993 and 1992 as a result of fewer bond defaults, a larger asset base and consistent management of interest rate margins stemming from adjustments in credited interest rates. SAFECO plans to increase its offerings of variable annuity products to assist it in competing in today's marketplace.

      The annuity operations produced pre-tax income of $21.2 million, $20.1 million and $16.0 million in 1993, 1992 and 1991, respectively. Earnings in 1993 and 1992 benefited from higher investment income resulting from fewer bond defaults and accelerated payments from mortgage-backed securities. Earnings in 1992 also were favorably impacted by the recapture of a block of assumed reinsurance business and the release of reserves as a result of higher than anticipated mortality experience. New deposits from single-premium immediate annuity (SPIA) products were $447 million in 1993, compared with $348 million in 1992 and $397 million in 1991. SPIA pre-tax income was $17.5 million, $15.7 million and $11.7 million in 1993, 1992 and 1991, respectively. Increased interest spreads on new issues benefited this book of business in 1993. The lower earnings in 1991 reflect the write-off of accrued interest on certain investment grade securities that defaulted. Deferred annuity deposits were $218 million in 1993, compared with $221 million in 1992 and $105 million in 1991. Total annuity assets amounted to $4.1 billion at December 31, 1993, compared with $3.4 billion at December 31, 1992.

      The individual life operations produced pre-tax income of $2.4 million, $4.1 million and $9.5 million in 1993, 1992 and 1991, respectively. The lower earnings in 1993 and 1992 were due to lower investment income, increased claims costs and a change in the mix of new business written. New writings are comprised of interest sensitive products such as universal life and variable universal life products. Term insurance has accounted for over 90% of new issues of traditional life products during the last two years and now comprises more than 50% of the total traditional policies in force.

      Investment income resulting from the investment of capital and prior years' earnings of the operating lines of business is a major component of SAFECO's life and health earnings, contributing pre-tax income of $54.5 million in 1993, and $54.5 million and $46.1 million in 1992 and 1991, respectively. The investment income in 1993 was impacted by the lower interest rate environment. The increase in 1992 over 1991 is primarily due to the investment income earned on the $75 million cash capital contribution SAFECO Corporation made to SAFECO Life Insurance Company near the end of 1991.

      Many life insurance companies' pension and annuity products have been impacted by general economic conditions, lower investment returns, rating downgrades, increased competition and decisions by plan sponsors to diversify assets and fund management. SAFECO has experienced an increase in the level of withdrawal of funds from its pension and annuity business (see Statement of Cash Flows on page 34--Return of Funds Held Under Deposit Contracts), due to scheduled payouts on distribution-type products and the lower interest rate environment. However, SAFECO's overall withdrawal experience remains relatively modest. Of the total of $7.2 billion in deposit contracts at December 31, 1993 approximately 44% are structured settlement immediate annuity products. These annuities have average expected maturities of over 25 years and cannot be surrendered by policyholders. Other annuity products, comprising approximately 11% of total deposit contracts, generally have expected maturities of between 8 to 12 years and associated surrender charges graded from 5% in year one to zero in year six. SAFECO's guaranteed investment contracts (GICs) within its pension area comprise approximately 4% of total deposit contracts. These contracts have average maturities of four years and cannot be surrendered except in extremely unusual circumstances. Other pension products, comprising approximately 38% of total deposit contracts, have expected maturities of 10 to 15 years. Surrender charges on these products are typically 9% in year one graded to zero in year 9, and SAFECO retains the option to defer payouts over five years on approximately one-half of these contracts.

      SAFECO's life insurance subsidiaries have not participated as a ceding company in any assumptive reinsurance transactions. See Note 4 on page 47 for additional information regarding reinsurance.


REAL ESTATE

      SAFECO Properties, Inc. through Winmar Company, Inc., invests in and manages real estate properties, primarily regional shopping centers, throughout the United States. SAFECARE Company, Inc. invests in medical real estate, primarily nursing

                               1993 ANNUAL REPORT


homes and convalescent centers.

      The real estate subsidiaries produced pre-tax income before investment transactions of $10.1 million, $8.4 million and $8.5 million in 1993, 1992 and 1991, respectively. In addition, the sale of several mature medical properties resulted in a pre-tax gain from real estate investments of $8.1 million in 1993. The commercial and medical real estate activities (excluding hospital operations) resulted in pre-tax income before investment transactions of $10.1 million, $6.4 million and $5.0 million in 1993, 1992 and 1991, respectively. The increase in 1993 is due primarily to the effect of lower interest rates on borrowing costs combined with improved operating results for certain of SAFECO's larger retail shopping centers. However, results in all three years have been impacted by the slow economy and the overall depressed retail industry. These conditions have led to the delay of two potential retail developments which has resulted in the expensing of certain carrying costs, totaling $3.6 million, $3.7 million and $4.3 million in 1993, 1992 and 1991, respectively.

      SAFECO Properties sold its hospital operating and management company (SAFECARE Health Services, Inc.) in May of 1992. The $128 million cash sales price resulted in a gain of approximately $6.4 million, which was substantially offset by the write-down to estimated realizable value of certain other real estate holdings. These hospital operations produced pre-tax income of $2.0 million in 1992 and $3.5 million in 1991. Despite improvement in recent years, SAFECO concluded it should no longer be in the hospital management business, in order to focus on its core business of commercial real estate. As the hospital operations are not material to the consolidated financial statements, they have not been reclassified as discontinued operations.

      At December 31, 1993, investment real estate held by SAFECO Properties totaled $441 million, approximately 3% of consolidated assets. Major retail shopping centers (including land held for development) and healthcare facilities comprise approximately 68% of the total. Approximately 51% of these total holdings are located in the states of Washington and Oregon. Rental properties included in investment real estate are detailed in Note 13 on page 52.


CREDIT

      SAFECO Credit Company, Inc. provides loans and equipment financing and leasing to commercial businesses, including affiliated companies. Credit operations produced pre-tax income of $10.2 million in 1993, compared with $9.0 million in 1992 and $9.5 million in 1991. Loan and lease receivables from non-affiliates grew 11% in 1993 and 16% in 1992. The strong earnings in all three years are attributable primarily to the continuing increase in receivables, combined with a decline in the cost of borrowed funds. Favorable collection experience and low delinquencies, despite the sluggish economy, have also contributed to the positive results. Continued strong earnings and growth are expected in the near-term based on relatively low and stable interest rates.

      Approximately 66% of total loan and lease receivables outstanding at December 31, 1993 are from commercial businesses involved in heavy construction, transportation and manufacturing. Most of these businesses are located in the West Coast and Rocky Mountain regions of the United States. Loans and leases are fully secured by liens on the collateral financed. A significant portion of SAFECO Credit's business consists of loans to affiliated companies, limited to 50% or less of total loans and leases outstanding.


ASSET MANAGEMENT

      SAFECO Asset Management Company is the investment advisor for the fourteen SAFECO mutual funds, five variable annuity portfolios and a growing number of outside pension accounts. These investment management activities produced pre-tax income of $6.5 million in 1993, $6.5 million in 1992 and $5.2 million in 1991. Assets under management continue to grow and totaled $2.4 billion at December 31, 1993. Continued growth in assets under management, from existing funds, new funds and from new pension accounts is expected.


INVESTMENT SUMMARY

      SAFECO Corporation's consolidated pre-tax investment income increased to $951.8 million during 1993 from $903.0 million in 1992 and $846.8 million in 1991. Substantially all of this investment income is produced by the investment portfolios of SAFECO's property and casualty and life and health insurance subsidiaries. The property and casualty companies' pre-tax investment income decreased to $277.6 million in 1993 and $280.8 million in 1992 from $286.1 million in 1991, representing decreases of 1% and 2% in 1993 and 1992, respectively. The slowdown in investment income in 1993 and 1992 is primarily the result of lower investment yields and reduced cash flow caused by large catastrophe losses and withdrawal from Canada.

      The property and casualty fixed income portfolio, which amounted to $3.2 billion at December 31, 1993, is currently comprised of 74% tax-exempt and 26% taxable investments. The property and casualty companies are presently investing new money primarily in tax-exempt bonds and plan to continue to do so in the foreseeable future. However, SAFECO may shift its investment of new money between taxables and tax-exempts periodically in the future to maximize the portfolio's after-tax return in view of the alternative minimum tax. Major portfolio adjustments are not currently anticipated. The effective tax rate on investment income for 1993 was 15%, down from 16% and 17% for 1992 and 1991, respectively, which reflects the higher percentage of tax-exempt securities in the portfolio. On an after-tax basis, investment income decreased 0.3% in 1993 and increased 0.2% and 3% in 1992 and 1991, respectively.

      SAFECO's investment philosophy for the property and casualty portfolio is to emphasize investment yield, but without sacrificing investment quality. Equity investments make up 17% of the market value of the total property and

                              SAFECO CORPORATION


casualty portfolio. The equity percentage of the portfolio may be increased gradually in 1994 if investment opportunities become available. The quality of the property and casualty companies' fixed income portfolio is detailed in the following table:


                                     Percent at
Rating                            December 31, 1993
- - ------                            -----------------
AAA ...........................           44%
AA ............................           24
A .............................           25
BBB ...........................            6
BB or lower ...................            1
                                         ----
   Total ......................          100%


      A second major portfolio is held by the life and health insurance companies. SAFECO matches the projected cash inflows of this portfolio with the projected cash outflows of the liabilities of the various product lines within the life and health operations. Fixed income securities comprise 92% of the life and health companies' total investments at December 31, 1993. The quality of the life and health companies' fixed income portfolio is detailed in the following table:


                                    Percent at
Rating                          December 31, 1993
- - ------                          -----------------
AAA ..........................           39%
AA ...........................            7
A ............................           25
BBB ..........................           27
BB or lower ..................            2
                                        ----
   Total .....................          100%


      This portfolio contains $152.0 million, at carrying value, of securities below investment grade quality. This was approximately 2% of the total $7.4 billion life and health fixed income portfolio at December 31, 1993, compared with 2% at December 31, 1992 and 5% at December 31, 1991. SAFECO's holdings of below investment grade securities have declined as a result of the priority placed on improving the quality of the life and health portfolio. The market value of the below investment grade securities held by the life and health insurance companies was $152.1 million at December 31, 1993. SAFECO Corporation's non-life subsidiaries hold the remaining investments in below investment grade securities. On a consolidated basis, below investment grade securities with a carrying value of $173.2 million were held at December 31, 1993. This was approximately 1% of the total assets of SAFECO Corporation and consolidated subsidiaries at December 31, 1993. The market value of consolidated below investment grade securities was $173.7 million at December 31, 1993. Below investment grade securities generally involve a greater risk than investment grade securities because of the creditworthiness and solvency of the issuer, the fact that such securities are often unsecured and subordinated, the relative youth and liquidity of the secondary trading market for such securities, and the fact that such securities and the secondary trading market are more vulnerable to economic and corporate developments.

      SAFECO's consolidated investments in mortgage-backed securities (primarily residential CMOs and pass-throughs) totaled $2.3 billion at December 31, 1993. The corresponding market value of these securities at this date was $2.4 billion. Approximately 97% of these securities are held in the life and health insurance portfolio, with the balance held in the property and casualty insurance portfolio. Approximately 91% of the mortgage-backed securities are government/agency backed or AAA rated at December 31, 1993. Less than 2% of SAFECO's mortgage-backed securities are of the riskier, highly volatile type (e.g., interest only, floaters, etc.). SAFECO has intentionally not invested significant amounts in the riskier types of mortgage-backed securities.

      The excess of market value over cost of the consolidated fixed income and equity security portfolio was $1.6 billion at December 31, 1993 and $1.2 billion at December 31, 1992. The following is a summary of the consolidated securities investment portfolio at December 31, 1993:

                                                           Amortized          Carrying              Market
                                                              Cost             Value                Value
- - ------------------------------------------------------------------------------------------------------------
                                                                           (In Thousands)
Property and Casualty:
    Fixed Income - taxable ...........................    $  860,064          $  860,064         $   987,404
    Fixed Income - non-taxable .......................     2,366,450           2,366,450           2,790,217
    Equity Securities ................................       424,089             775,603             775,603
Life and Health:
    Fixed Income - taxable ...........................     7,424,662           7,424,662           8,114,458
    Fixed Income - non-taxable .......................         1,931               1,931               2,245
    Equity Securities ................................        16,380              26,713              26,713
SAFECO Corporation:
    Fixed Income - taxable ...........................        51,803              51,803              54,122
    Equity Securities ................................        72,521             102,845             102,845
Miscellaneous ........................................        16,214              21,157              22,376
Short-Term Investments ...............................       109,047             109,047             109,047
                                                         -----------         -----------         -----------
         Total .......................................   $11,343,161         $11,740,275         $12,985,030
                                                         ===========         ===========         ===========

                               1993 ANNUAL REPORT


      Consolidated pre-tax realized gains from security investments totaled $179.5 millon for 1993, compared with $60.6 million and $35.1 million in 1992 and 1991, respectively. The higher level of gains in 1993 and 1992 is due primarily to falling interest rates producing calls, redemptions and mortgage pay-downs on debt securities. Consolidated realized gains from security investments are recorded net of losses on the sale or write-down of investments. Each investment that has declined in market value below cost is monitored closely. If the decline is judged to be other than temporary the security is written down to estimated realizable value. The amount of such writedowns in 1993, 1992 and 1991 was $15.2 million, $20.6 million and $35.2 million, respectively. Fixed income securities purchased as below investment grade included in these amounts were $3.0 million, $6.2 million and $12.0 million in 1993, 1992 and 1991, respectively. The remainder of the writedowns relate primarily to fixed income securities which were investment grade when purchased and later downgraded.

      SAFECO Corporation, the parent company, holds an investment portfolio of securities that totaled $195.9 million at market value at December 31, 1993, compared with $140.0 million at December 31, 1992. The majority of these securities are high quality preferred stocks and U.S. Treasuries.

      For a discussion of the Corporation's investment in real estate, which is made through SAFECO Properties, Inc., see page 26 of this report.

      SAFECO Corporation's consolidated investment portfolio also included $402.1 million of mortgage loan investments at December 31, 1993, approximately 3% of total assets. These loans are held by the life and health companies and are secured by first mortgage liens on commercial real estate, primarily in the retail, industrial and office building sectors. The majority of the properties are located in the western United States, with approximately 60% of the total in California. Individual loans generally do not exceed $5 million. At December 31, 1993, approximately 3% of the loans were non-performing, compared with approximately 2% at December 31, 1992. The percentage of non-performing loans will likely increase in 1994, due primarily to the slow California economy. The allowance for mortgage loan losses was $7 million at December 31, 1993 and $3 million at December 31, 1992.


NEW ACCOUNTING STANDARDS

      The Financial Accounting Standards Board (FASB) issued Statement 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," in 1990. SAFECO adopted the Statement in the first quarter of 1993. The transition obligation (i.e., the accumulated postretirement benefit obligation) of $23.8 million was recorded as a cumulative effect adjustment in the first quarter of 1993 which net of tax resulted in a reduction of net income of $15.7 million. Additional disclosures relating to this Statement are in Note 11 on page 51.

      In 1992 the FASB issued Statement 109, "Accounting for Income Taxes." SAFECO adopted the Statement in the first quarter of 1993. The cumulative effect of adopting Statement 109 increased net income by $18.6 million. See
Note 15 on page 52 for additional disclosures relating to this Statement.

      The FASB issued Statement 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts," in late 1992. SAFECO adopted the Statement in the first quarter of 1993. Under Statement 113, balances affected by reinsurance transactions are reported gross of reinsurance rather than net in the balance sheet. Adoption had no effect on net income. See Note 4 on page 47 for disclosures relating to reinsurance.

      In May, 1993, the FASB issued Statement 114, "Accounting by Creditors for Impairment of a Loan." This Statement provides guidance on valuing impaired loans and is effective for 1995. Based on current analysis, the impact of adopting this Statement on SAFECO's net income and financial condition is not expected to be significant.

      In May of 1993, the FASB also issued Statement 115, "Accounting for Certain Investments in Debt and Equity Securities," which expands the use of the fair value accounting for debt and equity securities. Statement 115 requires that debt and equity securities be classified as trading, available-for-sale or held-to-maturity. Debt securities that the Corporation has the positive intent and ability to hold to maturity (as narrowly defined by Statement 115) will be classified as held-to-maturity and will continue to be reported at amortized cost. Debt securities classified as available-for-sale will be carried at market value, with changes in unrealized gains and losses recorded directly to stockholders' equity, net of applicable income taxes. Trading securities are to be carried at market value with immediate recognition in income of changes in market value. Statement 115 is effective for 1994 and SAFECO will adopt it as of January 1, 1994. Adoption of this Statement is not anticipated to affect net income as SAFECO does not expect to have a trading portfolio of either debt or equity securities. SAFECO anticipates that less than 20% of the debt securities portfolio will be classified as held-to-maturity, with the remainder considered available-for-sale. The increase in stockholders' equity due to adoption has not been quantified and will depend on the amount of unrealized gain attributable to the available-for-sale portfolio and the effect, if any, resulting from revaluation of certain deferred policy acquisition costs.


DIVIDENDS

      The Corporation has paid cash dividends continuously since 1933. Common stock dividends paid were $1.72 per share in 1993, compared with $1.56 in 1992 and $1.42 in 1991. These dividends are funded with dividends to the Corporation from its subsidiaries.

      The Corporation expects to continue paying dividends in the foreseeable future. However, payment of future dividends is subject to the Board of Directors' approval and is dependent upon earnings and the financial condition of the Corporation.


NUMBER OF STOCKHOLDERS

      There were approximately 5,000 common stockholders of record at December 31, 1993.

                                  1993 ANNUAL REPORT


5.    COMMITMENTS AND CONTINGENCIES

      SAFECO leases office space, commercial real estate and certain equipment under leases which expire at various dates through 2058. These leases are accounted for as operating leases. Minimum rental commitments for leases in effect at December 31, 1993 are as follows:

Year Payable                                            Minimum Rentals
- - -----------------------------------------------------------------------
1994  . . . . . . . . . . . . . . . . . . . . . .           $ 6,742
1995  . . . . . . . . . . . . . . . . . . . . . .             5,546
1996  . . . . . . . . . . . . . . . . . . . . . .             3,395
1997  . . . . . . . . . . . . . . . . . . . . . .             2,221
1998  . . . . . . . . . . . . . . . . . . . . . .             1,908
1999 and thereafter . . . . . . . . . . . . . . .            61,693
                                                            -------
   Total  . . . . . . . . . . . . . . . . . . . .           $81,505
                                                            =======


      See Note 4 for discussion relating to reinsurance.

                               SAFECO CORPORATION

        The property and casualty companies have written financial guarantee insurance covering municipal revenue bond issues, real estate partnership borrowings and residual values of certain commercial buildings. The majority of these guarantees were written in the period 1984 through 1987. At December 31, 1993, guarantees totaling $259,401 were outstanding. Substantially all individual guarantees are supported by collateral (first mortgage liens) in the underlying properties. At December 31, 1993, the reserve for losses and loss adjustment expense for this business was $22,120 and the related unearned premium reserve was $2,242.

        At December 31, 1993, SAFECO Properties, Inc. is the guarantor of $38,500 of outstanding debt financing for a not-for-profit hospital. SAFECO's property and casualty companies have, in turn, guaranteed the full amount of this potential obligation of SAFECO Properties and this amount is included in the guarantee total of $259,401 noted in the paragraph above. The credit risk exposure is limited to any excess of the outstanding debt over the value of the collateral.


PROPOSITION 103

        In November, 1988, California voters passed Proposition 103, an initiative that, among other things, required property and casualty insurance rates to be rolled back to levels 20% below their 1987 levels for the period November 8, 1988 to November 7, 1989 (Rollback Period). In May 1989 the California Supreme Court upheld as facially constitutional most, but not all, of the provisions of Proposition 103. The Supreme Court held that insurance companies were entitled to have the opportunity to earn a fair and reasonable return. In addition, companies were to have the right to demonstrate through rate filings that the insurance rates used during the Rollback Period met applicable standards and, consequently, did not have to be rolled back.

        In June 1989 SAFECO made rate filings that demonstrated its rates met the applicable standards, should not be required to be reduced during the Rollback Period and should be approved for use on and after November 8, 1989. In 1990 the California Commissioner of Insurance approved the use of these rates for use on and after November 8, 1989. The Department refused, however, to review these filings for purposes of determining whether SAFECO had a rollback obligation.

        Instead, the Department insisted on calculating rate rollback obligations based on the financial results of SAFECO for calendar year 1989. While over time the Department used several different approaches, in October 1991 the Department alleged SAFECO had a rollback obligation of $88.7 million plus interest.

        SAFECO consistently contested the Department's approach concerning the rollback matter in rate hearings and related litigation from 1989 through August 1993. By 1993 SAFECO was engaged in appeals of two separate lawsuits with the Department.

        In August 1993, having concluded the courts would not force the Department to review rate filings in connection with the rollback matter and in order to end four years of proceedings and avoid future years of such proceedings, SAFECO agreed to withdraw from the two appeals and to pay $40 million to policyholders who purchased or renewed policies covered by Proposition 103 during the Rollback Period and who had not otherwise been paid a rollback refund.

This $40 million settlement, $0.41 per share on an after-tax basis, was reflected in the financial results for the third quarter and paid in the fourth quarter of 1993. The settlement payment equates to one hundred eleven dollars per policy.

ENVIRONMENTAL, ASBESTOS AND OTHER TOXIC CLAIMS

        The property and casualty companies' liability for unpaid losses and adjustment expense includes reserves for environmental, asbestos and other toxic claims. Reserving for these claims is subject to significant uncertainties. Such uncertainties include difficulties in predicting the outcome of judicial decisions as case law evolves regarding liability exposure, insurance coverage and interpretation of policy language and changes in environmental regulations. In view of these conditions, trends that have affected development of these liabilities in the past may not necessarily occur in the future. The reserves carried for these claims at December 31, 1993 are estimates based on the known facts and current law and are believed to be adequate.


48