Form 10-Q
period 1994-06-30
SAFECO CORP
filed 1994-08-08
CIK 86104

                          UNITED STATES
              SECURITIES  AND  EXCHANGE  COMMISSION
                     Washington, D.C.  20549

                       F O R M    10 - Q

[X]  QUARTERLY  REPORT  PURSUANT TO SECTION  13  OR  15 (d)
        OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934
             For Quarter Ended June 30, 1994

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

             62,982,453 shares of no par value common stock were outstanding at June 30, 1994.

                         SAFECO CORPORATION
- ---------------------------------------------------------------
                   TABLE OF CONTENTS & SIGNATURES

Part I - Financial Information*                                  Page
                                                               ---------
   Item 1:
       Consolidated Balance Sheet,
        June 30, 1994 and December 31, 1993                        3
       Statement of Consolidated Income and Retained
        Earnings for the Quarters and Six Months
        Ended June 30, 1994 and 1993                               5
       Statement of Consolidated Cash Flows for the Six
        Months Ended June 30, 1994 and 1993                        6
   Item 2:
       Management's Discussion and Analysis                        8

Part II - Other Information

   Item 4:
       Submission of Matters to a Vote of Security Holders        14

   Item 6(b):
       Exhibits and Reports on Form 8-K
              Form 8-K was not required to be filed for any event during the quater ended June 30, 1994.

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

                           SAFECO CORPORATION
                           ------------------
                           (Registrant)


                           BOH A. DICKEY
                           ---------------
                           Boh A. Dickey
                           Executive Vice President and
Dated August 8, 1994       Chief Financial Officer


                           ROD A. PIERSON
                           ---------------
                           Rod A. Pierson
                           Senior Vice President, Secretary, Controller
Dated August 8, 1994       and Chief Accounting Officer

          SAFECO  CORPORATION  AND  SUBSIDIARIES
               CONSOLIDATED  BALANCE  SHEET
                      (In Thousands)
- --------------------------------------------------------------------

                                            June 30     December 31
                                              1994          1993
                      ASSETS              ------------  ------------
Investments:
  Fixed Maturities Available-for-Sale,
   at Market Value (Amortized Cost:
   $9,181,189)  (a)                        $9,389,052 $           -
  Fixed Maturities Held-to-Maturity,
   at Amortized Cost (Market value:
   1994-$1,875,527;
   1993-$11,965,731)                        1,915,254    10,720,976
  Marketable Equity Securities,
   at Market Value (Cost:
   1994-$556,072;
   1993-$513,138)                             893,462       910,252
  Mortgage Loans                              412,939       402,138
  Real Estate (At cost less
   accumulated depreciation)                  473,382       447,797
  Policy Loans                                 51,195        50,488
  Short-Term Investments                       91,943       109,047
                                          ------------  ------------
     Total Investments                     13,227,227    12,640,698


Cash                                           39,410        67,833
Accrued Investment Income                     216,187       210,289
Finance Receivables                           575,715       547,759
Premiums and Other Service Fees
 Receivable                                   415,547       400,873
Other Notes and Accounts Receivable            74,605        75,977
Reinsurance Recoverables                      203,694       126,240
Land, Buildings and Equipment for
 Company Use (At cost less
 accumulated depreciation)                    153,351       149,618
Deferred Policy Acquisition Costs             376,965       367,303
Other Assets                                  258,966       220,701
                                          ------------  ------------
             TOTAL                        $15,541,667   $14,807,291
                                          ============  ============
                     (continued)



          SAFECO  CORPORATION  AND  SUBSIDIARIES
               CONSOLIDATED  BALANCE  SHEET
           (In Thousands Except Share Amounts)          (continued)
- --------------------------------------------------------------------
                                            June 30     December 31
                                              1994          1993
                                          ------------  ------------
   LIABILITIES  AND  STOCKHOLDERS'  EQUITY

Losses and Adjustment Expense              $2,206,175    $2,128,372
Unearned Premiums                             850,619       819,385
Life Policy Liabilities                       153,720       151,488
Funds Held Under Deposit Contracts          7,553,123     7,229,439
Notes and Mortgages Payable:
  Credit Company Borrowings ($397,250
   maturing within one year)                  476,100       427,930
  10.75% Notes Due September 1995             200,000       200,000
  Other Notes and Mortgages ($46,335
   maturing within one year)                  308,441       290,505
Other Liabilities                             653,056       629,891
Federal and Canadian Income Taxes:
  Current                                      26,567        37,963
  Deferred (Includes tax on unrealized
   appreciation of investment
   securities: 1994-$190,839;
   1993-$138,990)  (a)                        157,609       117,927
                                          ------------  ------------
     Total Liabilities                     12,585,410    12,032,900
                                          ------------  ------------
Preferred Stock, No Par Value:
  Shares Authorized: 10,000,000
  Shares Issued and Outstanding: None               -             -

Common Stock, No Par Value:
  Shares Authorized: 150,000,000
  Shares Reserved for Options:
   1994-2,083,323; 1993-2,182,828
  Shares Issued and Outstanding:
   1994-62,982,453; 1993-62,931,562           210,050       207,480
Retained Earnings                           2,392,445     2,307,322
Unrealized Appreciation of Investment
  Securities, Net of Tax  (a)                 358,448       262,157
Unrealized Loss from Foreign Currency
  Translation, Net of Tax                      (4,686)       (2,568)
                                          ------------  ------------
     Total Stockholders' Equity             2,956,257     2,774,391
                                          ------------  ------------
           TOTAL                          $15,541,667   $14,807,291
                                          ============  ============

  (a)  See Management's Discussion and Analysis -
       "Other - Footnote" section.

                          SAFECO CORPORATION AND SUBSIDIARIES
                STATEMENT OF CONSOLIDATED INCOME AND RETAINED EARNINGS
                        (In Thousands Except Per Share Amounts)
- -----------------------------------------------------------------------------

                                                         Six Months Ended       Three Months Ended
                                                              June 30                June 30
                                                      ----------------------- -----------------------
                                                         1994        1993        1994        1993
                                                      ----------- ----------- ----------- -----------
REVENUES:
  Insurance:
    Property and Casualty Earned Premiums               $987,989    $930,220    $510,581    $470,870
    Life & Health Premiums & Other Revenues              141,533     157,326      69,929      77,681
                                                      ----------- ----------- ----------- -----------
      Total                                            1,129,522   1,087,546     580,510     548,551
  Real Estate                                             53,289      41,027      21,491      17,742
  Finance                                                 24,789      24,989      12,751      12,880
  Asset Management                                         7,443       6,199       3,948       3,104
  Net Investment Income                                  486,624     471,922     244,302     238,065
  Realized Investment Gain                                20,741      80,602       1,581      54,647
                                                      ----------- ----------- ----------- -----------
      Total                                            1,722,408   1,712,285     864,583     874,989
                                                      ----------- ----------- ----------- -----------
EXPENSES:
  Losses, Adjustment Expense and
   Policy Benefits                                     1,075,523   1,014,525     513,613     479,784
  Commissions                                            190,237     178,428      98,333      91,430
  Personnel Costs                                        110,387     112,022      58,628      60,162
  Interest                                                33,131      29,315      16,905      14,643
  Dividends to Policyholders                              10,870       9,390       5,269       5,365
  Other                                                  130,882     113,565      61,763      54,255
  Amortization of Prior Deferred
   Policy Acquisition Costs                              192,519     178,592      97,062      90,204
  Deferral of Policy Acquisition Costs                  (202,766)   (191,380)   (105,047)    (98,036)
                                                      ----------- ----------- ----------- -----------
      Total                                            1,540,783   1,444,457     746,526     697,807
                                                      ----------- ----------- ----------- -----------
Income before Income Taxes                               181,625     267,828     118,057     177,182
                                                      ----------- ----------- ----------- -----------
Provision (Benefit) for Federal
 and Canadian Income Taxes:
   Current                                                46,577      83,029      34,003      59,794
   Deferred                                              (11,027)    (17,056)     (5,995)    (11,963)
                                                      ----------- ----------- ----------- -----------
      Total                                               35,550      65,973      28,008      47,831
                                                      ----------- ----------- ----------- -----------
Income before Cumulative Effect
 of Accounting Changes                                   146,075     201,855      90,049     129,351

Cumulative Effect of Accounting Changes:

  Postretirement Benefits                                      -     (15,676)          -           -
  Income Taxes                                                 -      18,553           -           -
                                                      ----------- ----------- ----------- -----------
Net Income                                               146,075     204,732      90,049     129,351

Retained Earnings, Beginning of Period                 2,307,322   1,993,350   2,334,120   2,040,880
Dividends Declared                                       (59,197)    (54,064)    (30,861)    (28,295)
Common Stock Reacquired                                   (1,755)     (2,438)       (863)       (356)
                                                      ----------- ----------- ----------- -----------
Retained Earnings, End of Period                      $2,392,445  $2,141,580  $2,392,445  $2,141,580
                                                      =========== =========== =========== ===========
Net Income Per Share of Common Stock:

  Income before Cumulative Effect
   of Accounting Changes                                   $2.32       $3.21       $1.43       $2.06

  Cumulative Effect of Accounting Changes:
    Postretirement Benefits                                    -       (0.25)          -           -
    Income Taxes                                               -        0.30           -           -
                                                      ----------- ----------- ----------- -----------
Net Income                                                 $2.32       $3.26       $1.43       $2.06
                                                      =========== =========== =========== ===========
Average Number of Shares Outstanding
 During the Period (In Thousands)                         62,962      62,847      62,974      62,862
                                                      =========== =========== =========== ===========
Cash Dividends Paid to Common
 Stockholders                                              $0.90       $0.82       $0.45       $0.41
                                                      =========== =========== =========== ===========

Income per share of common stock is based on the average number of common shares outstanding. Stock options do not have a significant dilutive effect on income per share.


                                    -5-

           SAFECO  CORPORATION  AND  SUBSIDIARIES
          STATEMENT  OF  CONSOLIDATED  CASH  FLOWS
                       (In Thousands)
- ------------------------------------------------------------------------

                                                     Six Months Ended
                                                         June 30
                                                 -----------------------
                                                    1994        1993 *
                                                 ----------- -----------
OPERATING ACTIVITIES:
  Insurance Premiums Received                    $1,128,990  $1,073,511
  Dividends and Interest Received                   478,537     451,960
  Other Operating Receipts                           84,973      64,485
  Insurance Claims and Policy
   Benefits Paid                                   (865,349)   (801,045)
  Underwriting, Acquisition and
   Insurance Operating Costs Paid                  (422,093)   (392,042)
  Interest Paid                                     (33,630)    (28,588)
  Other Operating Costs Paid                        (48,185)    (34,814)
  Income Taxes Paid                                 (51,370)    (60,455)
                                                 ----------- -----------
     Net Cash Provided by
      Operating Activities                          271,873     273,012
                                                 ----------- -----------

INVESTING ACTIVITIES:
  Purchase of:
    Fixed Maturities Available-for-Sale          (1,057,096)          -
    Fixed Maturities Held-to-Maturity              (209,424) (1,459,938)
    Equities                                        (61,354)    (63,820)
    Other Investments                               (95,073)    (76,702)
  Maturities of Fixed Maturities
    Available-for-Sale                              471,240           -
  Maturities of Fixed Maturities Held-to-Maturity    36,434     465,370
  Sale of:
    Fixed Maturities Available-for-Sale             412,746           -
    Fixed Maturities Held-to-Maturity                     -     505,770
    Equities                                         33,587      86,184
    Other Investments                                75,537      40,295
  Net Decrease in Short-Term Investments             17,028      62,343
  Finance Receivables Originated
   or Acquired                                     (142,139)   (127,045)
  Principal Payments Received
   on Finance Receivables                           104,917      94,141
  Other                                             (22,036)    (18,882)
                                                 ----------- -----------
      Net Cash Used in
       Investing Activities                        (435,633)   (492,284)
                                                 ----------- -----------

FINANCING ACTIVITIES:
  Funds Received Under
   Deposit Contracts                                427,531     542,420
  Return of Funds Held Under
   Deposit Contracts                               (307,567)   (254,355)
  Proceeds from Notes and
   Mortgage Borrowings                               37,964      23,950
  Repayment of Notes and
   Mortgage Borrowings                              (78,664)    (26,632)
  Net Proceeds from (Repayment
   of) Short-Term Borrowings                        112,056     (23,868)
  Common Stock Reaquired                             (1,863)     (2,571)
  Dividends Paid to Stockholders                    (56,658)    (51,525)
  Other                                               2,538       2,253
                                                 ----------- -----------
      Net Cash Provided by
       Financing Activities                         135,337     209,672
                                                 ----------- -----------
Net Decrease in Cash                                (28,423)     (9,600)
Cash at Beginning of Period                          67,833      73,122
                                                 ----------- -----------
Cash at End of Period                               $39,410     $63,522
                                                 =========== ===========
                             (continued)


           SAFECO  CORPORATION  AND  SUBSIDIARIES
          STATEMENT  OF  CONSOLIDATED  CASH  FLOWS           (continued)
                       (In Thousands)
- ------------------------------------------------------------------------
                                                      Six Months Ended
                                                           June 30
                                                 -----------------------
                                                    1994        1993 *
                                                 ----------- -----------

Net Income                                         $146,075    $204,732
                                                 ----------- -----------
Adjustments to Reconcile Net Income to Net
 Cash Provided by Operating Activities:
   Realized Investment Gain                         (20,741)    (80,602)
   Depreciation and Amortization                     18,978      15,293
   Amortization of Fixed Maturity Investments       (10,200)    (12,184)
   Deferred Income Tax Benefit                      (11,027)    (17,056)
   Interest Expense on Deposit Contracts            195,070     200,067
   Cumulative Effect of Accounting Changes                -      (2,877)
   Other Adjustments                                  5,479       3,450
   Changes in:
     Losses and Adjustment Expense Liabilities       77,803       4,035
     Unearned Premiums                               31,234      36,778
     Life Policy Liabilities                          2,232       1,293
     Accrued Income Taxes                           (11,396)     23,608
     Accrued Interest on Accrual Bonds              (20,742)    (32,073)
     Accrued Investment Income                       (5,898)     (3,712)
     Deferred Policy Acquisition Costs               (9,662)    (12,788)
     Other Assets and Liabilities                  (115,332)    (54,952)
                                                 -----------  ----------
       Total Adjustments                            125,798      68,280
                                                 -----------  ----------
Net Cash Provided by Operating Activities          $271,873    $273,012
                                                 ===========  ==========

  * Certain reclassifications have been made to the 1993 amounts to conform to current year classifications.

SAFECO CORPORATION
- -------------------

Management's Discussion and Analysis
- -----------------------------------------------------------------


SAFECO Corporation
- ------------------

Our net income for the first six months of 1994 was $146.1 million or $2.32 per share, compared with $3.26 for 1993. If we exclude realized gain from investments, which is discussed in the next paragraph, our per share income was $2.10 per share, compared with $2.36 per share in 1993.

During the first six months of 1994 realized gain from investments was $0.22 per share, compared with $0.85 per share in 1993. The pretax gain from security investments of $20.8 million compares with $74.0 million a year ago. Last year's gains were unusually high as declining interest rates produced calls and redemptions in our bond portfolios. As interest rates have risen in 1994 calls and redemptions have decreased significantly, especially during the second quarter.


The following summarized financial information sets forth the contributions of each business segment to our consolidated income.

                              Six Months Ended  Three Months Ended
                                   June 30            June 30
                            ---------------------------------------
                                1994     1993     1994     1993
- -------------------------------------------------------------------
                            (In Thousands Except Per Share Amounts)

Income (Loss) before
 Realized Gain and
 Income Taxes:
Property and Casualty
 Insurance:
   Underwriting Gain (Loss)
                         $(44,582)  $(21,632)  $ 14,943   $ 16,096
Net Investment Income     140,179    138,972     70,009     69,598
                         -----------------------------------------
Total Property and
 Casualty                  95,597    117,340     84,952     85,694
Life and Health Insurance  59,778     62,709     29,755     32,266
Real Estate                 5,193      4,830      2,400      2,435
Credit                      4,479      4,891      1,995      2,759
Asset Management            3,108      2,879      1,365      1,392
Corporate                  (7,271)    (5,423)    (3,991)    (2,011)
                         -----------------------------------------
 Total                    160,884    187,226    116,476    122,535
                         -----------------------------------------
Realized Gain (Loss),
 before Tax, from:
Security Investments       20,792     74,020      1,587     48,065
Real Estate Investments       (51)     6,582         (6)     6,582
                         -----------------------------------------
Total                      20,741     80,602      1,581     54,647
                         -----------------------------------------
Income before Income
 Taxes                    181,625    267,828    118,057    177,182
                         -----------------------------------------
Provision for Income
 Taxes on:
 Income before Realized
 Gain                      28,580     38,754     27,658     29,367
 Realized Gain              6,970     27,219        350     18,464
                         -----------------------------------------
 Total                     35,550     65,973     28,008     47,831
                         -----------------------------------------
Income before Cumulative Effect
 of Accounting Changes    146,075    201,855     90,049    129,351
Cumulative Effect of
 Accounting Changes:
 Postretirement Benefits        -    (15,676)         -          -
Income Taxes                    -     18,553          -          -
                         -----------------------------------------
Net Income               $146,075   $204,732   $ 90,049   $129,351
                         =========================================

Net Income Per Share of Common Stock:
  Income before Cumulative
  Effect of Accounting
  Changes                  $ 2.32     $ 3.21     $ 1.43     $ 2.06
Cumulative Effect of
Accounting Changes:
    Postretirement Benefits     -       (.25)         -          -
    Income Taxes                -        .30          -          -
                         -----------------------------------------
Net Income                 $ 2.32     $ 3.26     $ 1.43     $ 2.06
                         =========================================

SAFECO CORPORATION
- ------------------


Management's Discussion and Analysis                   (Continued)
- ------------------------------------------------------------------

Property and Casualty Insurance
- -------------------------------

Property and casualty operations for the first six months of 1994 produced pretax income of $95.6 million before realized gain from investments, compared with $117.3 million for the first six months a year ago. After the first quarter's underwriting loss of $59.5 million, caused by the claims from the Los Angeles earthquake, the second quarter produced an underwriting profit of $14.9 million. For the first six months, the loss from underwriting was $44.6 million, compared with $21.6 million a year ago. The combined loss and expense ratio was 104.5 for the first six months, compared with 102.3 last year. Investment income was $140.2 million, up slightly from a year ago.


Personal auto, our largest line, continues to perform well. This line produced an underwriting profit of $36.3 million for the first six months, compared with $17.0 million for the first six months last year. Loss costs continue to increase at less than a 5% annual rate.

Other personal lines, which provide coverage for earthquake, dwelling fire, inland marine, boats and recreational vehicles, produced an underwriting profit of $9.0 million for the second quarter. These lines, which were adversely affected by the Los Angeles earthquake, produced a loss of $69.2 million during the first quarter. In the Balance Sheet, the asset Reinsurance Recoverables is higher at June 30, 1994 due to the amounts recoverable by SAFECO from its reinsursers related to the Northridge earthquake.


Following the earthquake, SAFECO experienced a substantial increase in the amount of earthquake coverage written in California. California requires insurers to offer earthquake coverage in connection with homeowners and other residential policies. After careful review, effective July 1, SAFECO suspended its writing of new homeowners, dwelling fire and condominium policies in California. Existing policies are being renewed and earthquake coverage is being offered to policyholders who previously declined the coverage. Federal legislation is necessary to create a permanent, long-term solution for the losses that arise from natural disasters such as earthquakes. We support the National Disaster Protection Act, currently before Congress, as the best means to encourage mitigation efforts to reduce such losses and to provide a mechanism to pay such losses.


Homeowners produced an underwriting loss of $15.0 million for the first six months, compared with a loss of $45.8 million for the first six months of 1993. The improvement in 1994 results is partially due to lower catastrophe losses which were $20.7 million after reinsurance, for the first six months, compared with $38.2 million a year ago. In addition, results for this line are benefiting from rate increases and continuing efforts to improve homeowners insurance to value.

Commercial lines produced an underwriting loss of $11.0 million for the first six months, operating at a combined ratio of 104.3. A year ago, the loss was $10.3 million and the combined ratio was 104.5. The combined ratios for both years compare very favorably with the industry and are a result of our focus on specific states and efforts to reduce expense and maintain rate adequacy in the face of stiff price competition.



                                -9-
<PAGE)  10

SAFECO CORPORATION
- ------------------

Management's Discussion and Analysis                (Continued)
- ----------------------------------------------------------------


Surety continues to experience excellent results for both contract and commercial bond business. The profit for this line was $6.7 million for the first six months, compared with a profit of $10.2 million for the first six months last year.

Total premiums written for the first six months increased 9% over a year ago with personal lines up 8%, and commercial lines up 10%. The growth in commercial lines is mainly attributed to successful efforts to write larger accounts from larger commercial agents in targeted markets.


Life and Health Insurance
- -------------------------

Life and health insurance operations produced a pretax profit, before realized gain from investments, of $59.8 million for the first six months of 1994. This compares with $62.7 million for the same period in 1993. Income for the second quarter was $29.8 million, which compares with $30.0 million for first quarter of this year.


The annuity and pension lines combined six months earnings were $19.7 million, reflecting little change from the $19.8 million reported for the first six months of 1993. Group insurance earnings were $10.5 million for the first six months, compared with $13.3 million for the first six months of 1993. The decline in earnings from our group insurance operations is caused by both competitive pressures and market uncertainties due to the health care debate in Congress.


Real Estate
- -----------

SAFECO Properties' pretax income was $5.2 million for the first six months of 1994, compared with $4.8 million for 1993.


Credit
- -------

SAFECO Credit Company reported pretax profit of $4.5 million for the first six months of 1994, compared with $4.9 million in 1993. Rate competition and increasing borrowing costs continue to pressure the portfolio margins, but record new business production provided some offset. Non-affiliate receivables reached $589 million at June 30, 1994, a 10% annualized increase from December, 1993. Delinquency experience continues excellent with accounts past due 30 days or more less than 1% at June 30th.

SAFECO CORPORATION
- ------------------

Management's Discussion and Analysis                 (Continued)
- ----------------------------------------------------------------


SAFECO Credit's summarized financial information is as follows (in thousands):

                                        June 30        December 31
                                          1994            1993
                                        --------------------------

     Finance Receivables                 $575,715         $547,759
     Other Assets                         104,739          114,283
                                         -------------------------
     Total Assets                        $680,454         $662,042
                                         =========================
     Credit Company Borrowings           $476,100         $427,930
     Other Liabilities                    118,178          150,380
                                         -------------------------
     Total Liabilities                   $594,278         $578,310
                                         =========================

                                          Six Months Ended June 30
                                         -------------------------
                                            1994            1993
                                         -------------------------
     Revenues                             $26,828          $26,679
     Expenses                              22,349           21,788
                                         -------------------------
     Income before Income Taxes             4,479            4,891
     Provision for Federal
      Income Taxes                          1,461            1,589
                                         -------------------------
     Income before Cumulative Effect
      of Accounting Changes                 3,018            3,302
     Cumulative Effect of
      Accounting Changes                        -              403
                                         -------------------------
     Net Income                            $3,018           $2,899
                                         =========================

Asset Management
- ----------------

The pretax income from our investment management activities for the first six months of 1994 was $3.1 million, compared with $2.9 million for the same period last year. Assets under management are approximately $2.3 billion, a 4% increase from June 30, 1993.



Investment Portfolios
- ---------------------

The market value of our consolidated bond portfolio was $168 million in excess of amortized cost at June 30, 1994, down from $571 million at March 31, 1994 and $1.2 billion at December 31,1993. These declines reflect the weakness in the bond market during 1994 as a result of higher interest rates. However, these higher rates will benefit our investment income in the future.


The market value of our equity securities was $337 million in excess of cost at June 30, 1994.

SAFECO CORPORATION
- ------------------


Management's Discussion and Analysis                   (Continued)
- ------------------------------------------------------------------


Other -- Footnotes
- ------------------

The following additional footnote disclosures are being made due to the adoption of two new accounting standards in the first quarter of 1994.


     Employee Benefit Plans
     ----------------------

     SAFECO adopted Financial Accounting Standards Board Statement 112, `Employers' Accounting for Postemployment Benefits', effective January 1, 1994. Adoption had no effect on net income.

     Investments
     -----------


     In May 1993, the Financial Accounting Standards Board issued Statement 115, `Accounting for Certain Investments in Debt and Equity Securities', which expands the use of fair value accounting for debt and equity securities. As of January 1, 1994, SAFECO adopted the provisions of this statement for investments held as of, or acquired after that date. Statement 115 requires that debt and equity securities be classified as trading, available-for-sale or held-to- maturity. Debt securities that SAFECO has the positive intent and ability to hold to maturity (as narrowly defined by Statement 115) are classified as held-to-maturity and are reported at amortized cost. Debt securities classified as available-for-sale are carried at market value, with changes in unrealized gains and losses recorded directly to stockholders' equity, net of applicable income taxes and deferred policy acquisition costs valuation allowance. All marketable equity securities continue to be carried at market value, with changes in unrealized gains and losses recorded directly to stockholders' equity, net of applicable income taxes. Under Statement 115, trading securities are to be carried at market value with immediate recognition in income of changes in market value. Since SAFECO does not have any securities held for trading, the adoption of Statement 115 had no effect on net income. As required by Statement 115, no restatement of prior period amounts has been made.

SAFECO CORPORATION
- ------------------

Management's Discussion and Analysis                    (Continued)
- -------------------------------------------------------------------

     The following reconciliation of Stockholders' Equity from December 31, 1993 to June 30, 1994 shows the effect of adoption of Statement 115 as of January 1, 1994 and the change in net unrealized holding gains (losses) for the first six months of 1994.


                                                  (In Thousands)
          Stockholders' Equity,
            December 31, 1993                        $2,774,391
          Net effect of adoption of
            Statement 115(1)                            640,477
                                                    -----------
          Stockholders' Equity,
            January 1, 1994                           3,414,868
          Net income                                    146,075
          Dividends declared                            (59,197)
          Net decreases in unrealized appreciation
           of investment securities, net of tax and
           deferred policy acquisition costs valuation
           allowance (2)                               (544,187)
          Other items affecting Stockholders' Equity     (1,302)
                                                     ----------
          Stockholders' Equity, June 30, 1994        $2,956,257
                                                     ==========

    SAFECO had no sales during the first six months of 1994 of debt securities classified as held-to-maturity. The decline in the unrealized appreciation of investment securities was due to weakness in both the bond and stock markets as a result of higher interest rates. See note (2) below for the components of the decrease.

         (1)The net effect of adopting Statement 115
            is comprised as follows:
         Aggregate market value in excess of amortized
           cost of debt securities classified as
           available-for-sale, at January 1, 1994    $1,013,117
         Deferred policy acquisition costs
           valuation allowance                          (27,768)
         Deferred income taxes, at 35%                 (344,872)
                                                     ----------
         Net effect of adoption of Statement 115       $640,477
                                                     ==========

         (2)The decrease in net unrealized appreciation
            of investment securities is comprised as
            follows:
         Decrease in unrealized appreciation of debt
           securities, available-for-sale             $(805,254)
         Decrease in unrealized appreciation of
           marketable equity securities                 (59,724)
         Decrease in deferred policy acquisition costs
           valuation allowance                           27,768
         Decrease in deferred income taxes              293,023
                                                       --------
         Net decrease in unrealized appreciation
           of investment securities, net of tax
           and deferred policy acquisition costs
           valuation allowance.                       $(544,187)
                                                      =========

SAFECO CORPORATION
- ---------------------

Part II - Other Information
- ---------------------------------------------------------------------------

Item 4.  Submission of Matters to a Vote of Security Holders

      The Annual Meeting of Shareholders of SAFECO Corporation was held May 4, 1994. SAFECO Shareholders elected six nominees to the Board of Directors by the votes shown below. All terms expire in 1997 except for Mr. Dickey whose term expires in 1996. There were no broker non-votes with respect to any of the nominees.

                                 Votes              Votes
                                  For             Withheld
                              -----------         ---------
      Robert S. Cline         54,841,683           695,133
      Boh A. Dickey           54,842,714           694,102
      Joshua Green III        54,838,981           697,835
      William G. Reed, Jr.    54,904,352           632,464
      Judith M. Runstad       54,788,953           747,863
      George H. Weyerhaeuser  54,902,337           634,479