Form 10-Q
period 1994-09-30
SAFECO CORP
filed 1994-11-07
CIK 86104

                          UNITED STATES
              SECURITIES  AND  EXCHANGE  COMMISSION
                     Washington, D.C.  20549

                       F O R M    10 - Q

[X]  QUARTERLY  REPORT  PURSUANT TO SECTION  13  OR  15 (d)
        OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934
             For Quarter Ended September 30, 1994

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

             62,995,413 shares of no par value common stock were outstanding at September 30, 1994.

                         SAFECO CORPORATION
- - - ---------------------------------------------------------------
                   TABLE OF CONTENTS & SIGNATURES

Part I - Financial Information*                                  Page
                                                               ---------
   Item 1.  Financial Statements:
       Consolidated Balance Sheet,
        September 30, 1994 and December 31, 1993                   3
       Statement of Consolidated Income and Retained
        Earnings for the Quarters and Nine Months
        Ended September 30, 1994 and 1993                          5
       Statement of Consolidated Cash Flows for the Nine
        Months Ended September 30, 1994 and 1993                   6

   Item 2.  Management's Discussion and Analysis                   8

Part II - Other Information

   Item 6.  Exhibits and Reports on Form 8-K:

      (a)  Exhibit 27   Financial Data Schedule
      (b) Form 8-K was not required to be filed for any event during the quarter ended September 30, 1994.


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

                           SAFECO CORPORATION
                           ------------------
                           (Registrant)


                           BOH A. DICKEY
                           ---------------
                           Boh A. Dickey
                           Executive Vice President and
Dated November 7, 1994     Chief Financial Officer


                           ROD A. PIERSON
                           ---------------
                           Rod A. Pierson
                           Senior Vice President, Secretary, Controller
Dated November 7, 1994     and Chief Accounting Officer

          SAFECO  CORPORATION  AND  SUBSIDIARIES
               CONSOLIDATED  BALANCE  SHEET
                      (In Thousands)
- - - --------------------------------------------------------------------

                                          September 30  December 31
                                              1994          1993
                      ASSETS              ------------  ------------
Investments:
  Fixed Maturities Available-for-Sale,
   at Market Value (Amortized Cost:
   $9,420,534)  (a)                        $9,492,905 $           -
  Fixed Maturities Held-to-Maturity,
   at Amortized Cost (Market value:
   1994-$1,863,501;
   1993-$11,965,731)                        1,962,046    10,720,976
  Marketable Equity Securities,
   at Market Value (Cost:
   1994-$556,781;
   1993-$513,138)                             914,610       910,252
  Mortgage Loans                              413,476       402,138
  Real Estate (At cost less
   accumulated depreciation)                  473,357       447,797
  Policy Loans                                 51,843        50,488
  Short-Term Investments                       91,529       109,047
                                          ------------  ------------
     Total Investments                     13,399,766    12,640,698


Cash                                           47,347        67,833
Accrued Investment Income                     219,979       210,289
Finance Receivables                           594,286       547,759
Premiums and Other Service Fees
 Receivable                                   420,786       400,873
Other Notes and Accounts Receivable            81,825        75,977
Reinsurance Recoverables                      206,847       126,240
Land, Buildings and Equipment for
 Company Use (At cost less
 accumulated depreciation)                    155,277       149,618
Deferred Policy Acquisition Costs             385,663       367,303
Other Assets                                  293,459       220,701
                                          ------------  ------------
             TOTAL                        $15,805,235   $14,807,291
                                          ============  ============
                     (continued)



          SAFECO  CORPORATION  AND  SUBSIDIARIES
               CONSOLIDATED  BALANCE  SHEET
           (In Thousands Except Share Amounts)          (continued)
- - - --------------------------------------------------------------------
                                          September 30  December 31
                                              1994          1993
                                          ------------  ------------
   LIABILITIES  AND  STOCKHOLDERS'  EQUITY

Losses and Adjustment Expense              $2,268,454    $2,128,372
Unearned Premiums                             889,443       819,385
Life Policy Liabilities                       155,793       151,488
Funds Held Under Deposit Contracts          7,759,103     7,229,439
Notes and Mortgages Payable:
  Credit Company Borrowings ($393,430
   maturing within one year)                  472,280       427,930
  10.75% Notes Due September 1995             200,000       200,000
  Other Notes and Mortgages ($18,098
   maturing within one year)                  279,272       290,505
Other Liabilities                             722,683       629,891
Federal and Canadian Income Taxes:
  Current                                      18,656        37,963
  Deferred (Includes tax on unrealized
   appreciation of investment
   securities: 1994-$150,570;
   1993-$138,990)  (a)                        114,463       117,927
                                          ------------  ------------
     Total Liabilities                     12,880,147    12,032,900
                                          ------------  ------------
Preferred Stock, No Par Value:
  Shares Authorized: 10,000,000
  Shares Issued and Outstanding: None               -             -

Common Stock, No Par Value:
  Shares Authorized: 150,000,000
  Shares Reserved for Options:
   1994-2,061,941; 1993-2,182,828
  Shares Issued and Outstanding:
   1994-62,995,413; 1993-62,931,562           210,657       207,480
Retained Earnings                           2,433,655     2,307,322
Unrealized Appreciation of Investment
  Securities, Net of Tax  (a)                 283,664       262,157
Unrealized Loss from Foreign Currency
  Translation, Net of Tax                      (2,888)       (2,568)
                                          ------------  ------------
     Total Stockholders' Equity             2,925,088     2,774,391
                                          ------------  ------------
           TOTAL                          $15,805,235   $14,807,291
                                          ============  ============

  (a)  See Management's Discussion and Analysis -
       "Other - Footnote" section.

                          SAFECO CORPORATION AND SUBSIDIARIES
                STATEMENT OF CONSOLIDATED INCOME AND RETAINED EARNINGS
                        (In Thousands Except Per Share Amounts)
- - - -----------------------------------------------------------------------------

                                                         Nine Months Ended      Three Months Ended
                                                            September 30            September 30
                                                      ----------------------- -----------------------
                                                         1994        1993        1994        1993
                                                      ----------- ----------- ----------- -----------
REVENUES:
  Insurance:
    Property and Casualty Earned Premiums             $1,517,223  $1,424,145    $529,234    $493,925
    Life & Health Premiums & Other Revenues              209,984     231,870      68,451      74,544
                                                      ----------- ----------- ----------- -----------
      Total                                            1,727,207   1,656,015     597,685     568,469
  Real Estate                                             84,220      58,181      30,931      17,154
  Finance                                                 38,737      37,541      13,948      12,552
  Asset Management                                        13,130       9,461       5,687       3,262
  Net Investment Income                                  735,927     711,228     249,303     239,306
  Realized Investment Gain                                24,983     136,874       4,242      56,272
                                                      ----------- ----------- ----------- -----------
      Total                                            2,624,204   2,609,300     901,796     897,015
                                                      ----------- ----------- ----------- -----------
EXPENSES:
  Losses, Adjustment Expense and
   Policy Benefits                                     1,646,327   1,519,343     570,804     504,818
  Commissions                                            295,657     274,297     105,420      95,869
  Proposition 103 Settlement                                   -      40,000           -      40,000
  Personnel Costs                                        165,840     169,628      55,453      57,606
  Interest                                                50,801      44,198      17,670      14,883
  Dividends to Policyholders                              17,339      14,416       6,469       5,026
  Other                                                  200,243     167,590      69,361      54,025
  Amortization of Deferred Policy
   Acquisition Costs                                     293,615     273,549     101,096      94,957
  Deferral of Policy Acquisition Costs                  (313,022)   (294,099)   (110,256)   (102,719)
                                                      ----------- ----------- ----------- -----------
      Total                                            2,356,800   2,208,922     816,017     764,465
                                                      ----------- ----------- ----------- -----------
Income before Income Taxes                               267,404     400,378      85,779     132,550
                                                      ----------- ----------- ----------- -----------
Provision (Benefit) for Federal
 and Canadian Income Taxes:
   Current                                                63,689     127,207      17,112      44,178
   Deferred                                              (14,872)    (22,474)     (3,845)     (5,418)
                                                      ----------- ----------- ----------- -----------
      Total                                               48,817     104,733      13,267      38,760
                                                      ----------- ----------- ----------- -----------
Income before Cumulative Effect
 of Accounting Changes                                   218,587     295,645      72,512      93,790

Cumulative Effect of Accounting Changes:
  Postretirement Benefits                                      -     (15,676)          -           -
  Income Taxes                                                 -      18,553           -           -
                                                      ----------- ----------- ----------- -----------
Net Income                                               218,587     298,522      72,512      93,790

Retained Earnings, Beginning of Period                 2,307,322   1,993,350   2,392,445   2,141,580
Dividends Declared                                       (90,065)    (82,378)    (30,868)    (28,314)
Common Stock Reacquired                                   (2,189)     (3,803)       (434)     (1,365)
                                                      ----------- ----------- ----------- -----------
Retained Earnings, End of Period                      $2,433,655  $2,205,691  $2,433,655  $2,205,691
                                                      =========== =========== =========== ===========
Net Income Per Share of Common Stock:

  Income before Cumulative Effect
   of Accounting Changes                                   $3.47       $4.70       $1.15       $1.49

  Cumulative Effect of Accounting Changes:
    Postretirement Benefits                                    -       (0.25)          -           -
    Income Taxes                                               -        0.30           -           -
                                                      ----------- ----------- ----------- -----------
Net Income                                                 $3.47       $4.75       $1.15       $1.49
                                                      =========== =========== =========== ===========
Average Number of Shares Outstanding
 During the Period (In Thousands)                         62,971      62,863      62,988      62,894
                                                      =========== =========== =========== ===========
Cash Dividends Paid to Common
 Stockholders                                              $1.39       $1.27       $0.49       $0.45
                                                      =========== =========== =========== ===========

Income per share of common stock is based on the average number of common shares outstanding. Stock options do not have a significant dilutive effect on income per share.

                                 -5-



           SAFECO  CORPORATION  AND  SUBSIDIARIES
          STATEMENT  OF  CONSOLIDATED  CASH  FLOWS
                       (In Thousands)
- - - ------------------------------------------------------------------------

                                                     Nine Months Ended
                                                       September 30
                                                 -----------------------
                                                    1994        1993 *
                                                 ----------- -----------
OPERATING ACTIVITIES:
  Insurance Premiums Received                    $1,730,935  $1,643,591
  Dividends and Interest Received                   721,356     687,675
  Other Operating Receipts                          133,648      92,156
  Insurance Claims and Policy
   Benefits Paid                                 (1,269,183) (1,193,156)
  Underwriting, Acquisition and
   Insurance Operating Costs Paid                  (596,378)   (548,111)
  Interest Paid                                     (54,181)    (45,139)
  Other Operating Costs Paid                        (75,101)    (48,949)
  Income Taxes Paid                                 (76,470)   (125,714)
                                                 ----------- -----------
     Net Cash Provided by
      Operating Activities                          514,626     462,353
                                                 ----------- -----------

INVESTING ACTIVITIES:
  Purchase of:
    Fixed Maturities Available-for-Sale          (1,584,272)          -
    Fixed Maturities Held-to-Maturity              (262,546) (2,218,051)
    Equities                                        (98,908)    (93,258)
    Other Investments                              (130,009)    (97,748)
  Maturities of Fixed Maturities
    Available-for-Sale                              626,188           -
  Maturities of Fixed Maturities Held-to-Maturity    52,991     760,394
  Sale of:
    Fixed Maturities Available-for-Sale             562,861           -
    Fixed Maturities Held-to-Maturity                     -     730,415
    Equities                                         73,365     125,865
    Other Investments                                96,622      67,616
  Net Decrease in Short-Term Investments             23,362      58,195
  Finance Receivables Originated
   or Acquired                                     (220,595)   (197,607)
  Principal Payments Received
   on Finance Receivables                           161,616     147,721
  Other                                             (34,652)    (18,532)
                                                 ----------- -----------
      Net Cash Used in
       Investing Activities                        (733,977)   (734,990)
                                                 ----------- -----------

FINANCING ACTIVITIES:
  Funds Received Under
   Deposit Contracts                                731,442     799,218
  Return of Funds Held Under
   Deposit Contracts                               (482,157)   (402,150)
  Proceeds from Notes and
   Mortgage Borrowings                               38,174      23,950
  Repayment of Notes and
   Mortgage Borrowings                             (119,395)    (47,656)
  Net Proceeds from (Repayment
   of) Short-Term Borrowings                        119,163     (10,019)
  Common Stock Reaquired                             (2,325)     (4,008)
  Dividends Paid to Stockholders                    (87,520)    (79,819)
  Other                                               1,483       3,087
                                                 ----------- -----------
      Net Cash Provided by
       Financing Activities                         198,865     282,603
                                                 ----------- -----------
Net Decrease in Cash                                (20,486)      9,966
Cash at Beginning of Period                          67,833      73,122
                                                 ----------- -----------
Cash at End of Period                               $47,347     $83,088
                                                 =========== ===========
                             (continued)


           SAFECO  CORPORATION  AND  SUBSIDIARIES
          STATEMENT  OF  CONSOLIDATED  CASH  FLOWS           (continued)
                       (In Thousands)
- - - ------------------------------------------------------------------------
                                                     Nine Months Ended
                                                       September 30
                                                 -----------------------
                                                    1994        1993 *
                                                 ----------- -----------

Net Income                                         $218,587    $298,522
                                                 ----------- -----------
Adjustments to Reconcile Net Income to Net
 Cash Provided by Operating Activities:
   Realized Investment Gain                         (24,983)   (136,874)
   Depreciation and Amortization                     28,993      23,082
   Amortization of Fixed Maturity Investments       (16,270)    (17,430)
   Deferred Income Tax Benefit                      (14,872)    (22,474)
   Interest Expense on Deposit Contracts            293,490     303,141
   Cumulative Effect of Accounting Changes                -      (2,877)
   Other Adjustments                                  8,789       4,341
   Changes in:
     Losses and Adjustment Expense Liabilities      140,082      18,994
     Unearned Premiums                               70,058      82,170
     Life Policy Liabilities                          4,305        (120)
     Accrued Income Taxes                           (19,307)      3,475
     Accrued Interest on Accrual Bonds              (32,275)    (44,251)
     Accrued Investment Income                       (9,690)     (4,399)
     Deferred Policy Acquisition Costs              (18,360)    (20,550)
     Other Assets and Liabilities                  (113,921)    (22,397)
                                                 ----------- -----------
       Total Adjustments                            296,039     163,831
                                                 ----------- -----------
Net Cash Provided by Operating Activities          $514,626    $462,353
                                                 =========== ===========

  * Certain reclassifications have been made to the 1993 amounts to conform to current year classifications.

SAFECO CORPORATION
- - - ------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS
- - - -------------------------------------------------------------------

SAFECO Corporation
- - - ------------------

Our net income for the first nine months of 1994 was $218.6 million or $3.47 per share compared with $4.75 for 1993. If we exclude realized gain from investments, which is explained in the next paragraph, our per share income was $3.21 per share, compared with $3.34 per share in 1993. These results for the first nine months of 1994 have been impacted $1.24 per share as a result of the January, 1994 Los Angeles earthquake as discussed below. Third quarter and nine month 1993 results include a $0.41 per share charge related to our California Proposition 103 settlement.

During the first nine months of 1994, realized gain from investments was $0.26 per share, compared with $1.36 per share in 1993. The pretax gain from security investments of $25.0 million compares with $128.8 million a year ago. Declining interest rates during 1993 produced calls and redemptions in our bond portfolios resulting in substantial capital gains. As interest rates have risen in 1994, calls and redemptions have decreased significantly.

The following summarized financial information sets forth the contributions of each business segment to our consolidated income.

                            Nine Months Ended      Three Months Ended
                               September 30            September 30
                           ---------------------  --------------------
                            1994         1993         1994       1993
- - - ----------------------------------------------------------------------
                            (In Thousands Except Per Share Amounts)
Income (Loss) before
Realized Gain
and Income Taxes:
  Property and Casualty
  Insurance:
    Underwriting
      Gain (Loss)        $ (73,657)  $  (9,339)   $(29,075) $  12,293
    Net Investment
      Income               211,070     208,030      70,891     69,058
    Proposition 103
      Settlement                 -     (40,000)          -    (40,000)
                         ---------   ---------   ---------   --------
      Total Property
      and Casualty         137,413     158,619      41,816     41,351
  Life and Health
    Insurance               95,619      93,078      35,841     30,369
  Real Estate                7,724       7,170       2,531      2,340
  Credit                     7,440       7,835       2,961      2,944
  Asset Management           4,694       4,377       1,586      1,498
  Corporate                (10,469)     (7,647)     (3,198)    (2,224)
                         ---------  ----------  ----------  ---------
      Total                242,421     263,504      81,537     76,278
                         ---------  ----------  ----------  ---------
Realized Gain (Loss),
  before Tax, from:
  Security Investments      25,034     128,810       4,242     54,790
  Real Estate Investments      (51)      8,064           -      1,482
                         ---------  ----------   ---------  ---------
      Total                 24,983     136,874       4,242     56,272
                         ---------  ----------   ---------  ---------
  Income before Income
    Taxes                  267,404     400,378      85,779    132,550
                         ---------  ----------   ---------  ---------
  Provision for Income
    Taxes on:
    Income before Realized
      Gain                  40,434      53,439      11,854     14,685
    Realized Gain            8,383      51,294       1,413     24,075
                         ---------   ---------   ---------  ---------
      Total                 48,817     104,733      13,267     38,760
                         ---------   ---------   ---------  ---------
Income before Cumulative
  Effect of Accounting
  Changes                  218,587     295,645      72,512     93,790

Cumulative Effect of
  Accounting Changes:
    Postretirement Benefits      -     (15,676)          -          -
    Income Taxes                 -      18,553           -          -
                         ---------   ---------   ---------  ---------
Net Income               $ 218,587   $ 298,522   $  72,512  $  93,790
                         =========   =========   =========  =========
Net Income Per Share
of Common Stock:
    Income before Cumulative
      Effect of Accounting
      Changes                $3.47       $4.70       $1.15      $1.49
    Cumulative Effect of
      Accounting Changes:
        Postretirement Benefits  -        (.25)          -          -
        Income Taxes             -         .30           -          -
                        ----------  ----------  ----------  ---------
Net Income              $     3.47  $     4.75  $     1.15  $    1.49
                        ==========  ==========  ==========  =========

SAFECO CORPORATION
- - - ------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS                       (Continued)
- - - ----------------------------------------------------------------------


Property and Casualty Insurance
- - - -------------------------------

Property and casualty operations for the first nine months of 1994 produced pretax income of $137.4 million before realized gain from investments, compared with $198.7 million (excluding the $40 million Proposition 103 settlement) for the first nine months a year ago. The third quarter of 1994 produced an underwriting loss of $29.1 million. During the quarter the estimated cost of claims from the January 17 Los Angeles earthquake was increased from $175 to $225 million, before reimbursement from reinsurers. SAFECO's reinsurance covers 90% of losses between $50 and $200 million. Additional earthquake costs recorded during the third quarter were $30.2 million, resulting from the increase in the earthquake estimate of $27.5 million of net losses and an additional $2.7 million that we are paying our reinsurers to fully reinstate our coverage for a second catastrophe event in 1994, should it occur. For the first nine months, the loss from underwriting was $73.7 million, compared with a loss of $9.3 million a year ago. The current year results include $90.0 million in net losses from the earthquake and $23.3 million of reinsurance reinstatement premiums. The combined loss and expense ratio was 104.9 for the first nine months, compared with
100.7 last year. Investment income was $211.1 million, up slightly from a year ago.

Personal auto, our largest line, continues to perform well. This line produced an underwriting profit of $47.2 million for the first nine months, compared with $25.3 million for the first nine months last year. Current year loss costs are up approximately 6% over a year ago.

Other personal lines, which provide coverage for earthquake, dwelling fire, inland marine, boats and recreational vehicles, were adversely affected by the Los Angeles earthquake described earlier. These lines produced an underwriting loss of $25.4 million for the third quarter and a loss of $85.6 million for the first nine months. By comparison, these lines produced a profit of $20.6 million for all of 1993. In the Consolidated Balance Sheet, the asset Reinsurance Recoverables is higher at September 30, 1994 due to the amounts recoverable by SAFECO from its reinsurers related to the Northridge earthquake.

Homeowners produced an underwriting loss of $27.5 million for the first nine months, compared with a loss of $49.9 million for the first nine months of 1993. The improvement in 1994 results is partially due to lower catastrophe losses which were $30.4 million after reinsurance, for the first nine months, compared with $42.4 million a year ago. In addition, results for this line are benefiting from rate increases and continuing efforts to improve homeowners insurance to value.

Commercial lines produced an underwriting loss of $17.6 million for the first nine months, operating at a combined ratio of 104.4. A year ago, the loss was $12.8 million and the combined ratio was 103.6. The combined ratios for both years compare favorably with the industry and are a result of our focus on specific states and efforts to reduce expense and maintain rate adequacy in the face of stiff price competition.

SAFECO CORPORATION
- - - ------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS                       (Continued)
- - - ----------------------------------------------------------------------

Surety continues to experience excellent results for both contract and commercial bond business. The profit for this line was $11.2 million for the first nine months, compared with a profit of $15.4 million for the first nine months last year.

Total premiums written for the first nine months increased 8% over a year ago with personal lines up 8% and commercial lines up 9%.

Life and Health Insurance
- - - -------------------------

Life and health insurance operations produced a pretax profit, before realized gain from investments, of $95.6 million for the first nine months of 1994. This compares with $93.1 million for the same period in 1993. Income for the third quarter was $35.8 million, up from the $29.8 million for the second quarter and $30.4 million for the third quarter of last year.

The annuity and pension lines combined nine months earnings were $35.1 million, up from the $26.6 million reported for the first nine months of 1993. The favorable effects of reduced expenses and increased investment income attributable to rising interest rates are the major factors contributing to the excellent earnings in annuity and pension lines. Group insurance earnings were $15.8 million for the first nine months, compared with $21.0 million for the first nine months of 1993. Lower group earnings and premium revenue were primarily caused by competitive pressures and market uncertainty surrounding health care reform.

Real Estate
- - - -----------

SAFECO Properties' pretax income was $7.7 million for the first nine months of 1994, compared with $7.2 million for 1993. In the Statement of Consolidated Income, the increase in Real Estate Revenues and Other Expenses is due primarily to a higher level of sales of properties held for sale in the first and third quarters of 1994.

SAFECO CORPORATION
- - - ------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS                       (Continued)
- - - ----------------------------------------------------------------------

Credit
- - - ------

SAFECO Credit Company reported pretax profit of $7.4 million for the first nine months of 1994 compared with $7.8 million in 1993. New loan/lease production continued at record levels which partially offset the effect of continuing rate competition and increased borrowings costs. Non-affiliate receivables and operating leases reached $631 million at September 30, 1994, a 13% annualized increase from December, 1993. Delinquency experience continued at record low levels with accounts past due 30 days or more less than 1% at September 30th.

SAFECO Credit's summarized financial information is as follows (in thousands):


                                     September 30  December 31
                                         1994         1993
                                      ----------  -----------
Finance Receivables                   $  594,286  $  547,759
Other Assets                             107,753     114,283
                                      ----------  ----------
       Total Assets                   $  702,039  $  662,042
                                      ==========  ==========
Credit Company Borrowings             $  472,280  $  427,930
Other Liabilities                        141,986     150,380
                                      ----------  ----------
       Total Liabilities              $  614,266  $  578,310
                                      ==========  ==========


                                  Nine Months Ended September
                                  ---------------------------
                                      1994           1993
                                     --------       ------
Revenues                            $  41,825      $  40,194
Expenses                               34,385         32,359
                                    ---------      ---------
Income before Income Taxes              7,440          7,835
Provision for Federal Income Taxes      2,272          2,911
                                    ---------      ---------
Income before Cumulative Effect of
  Accounting Changes                    5,168          4,924
Cumulative Effect of Accounting
  Changes                                   -            403
                                    ---------      ---------
Net Income                          $   5,168      $   4,521
                                    =========      =========


Asset Management
- - - ----------------

The pretax income from our investment management activities for the first nine months of 1994 was $4.7 million, compared with $4.4 million for the same period last year. Assets under management are approximately $2.5 billion, up from $2.3 billion a year ago. As part of our strategy to increase assets, we launched two new lines of business during the quarter: SAFECO Advisor Series, a mutual fund family that will be distributed through banks and broker-dealers, and SAFECO Trust Company, which will provide trust services to high net worth individuals.

Investment Portfolios
- - - ---------------------

The market value of our consolidated bond portfolio was $26 million below amortized cost at September 30, 1994. This compares with market value being in excess of amortized cost by $168 million at June 30, 1994 and $1.2 billion at December 31, 1993. These declines reflect the weakness in the bond market during 1994 as a result of higher interest rates. However, these higher interest rates will benefit our investment income in the future.

The market value of our equity securities was $358 million in excess of cost at September 30, 1994.

SAFECO CORPORATION
- - - ------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS                       (Continued)
- - - ----------------------------------------------------------------------

Other - Footnotes
- - - -----------------

The following additional footnote disclosures are being made due to the adoption of two new accounting standards in the first quarter of 1994.


     Employee Benefit Plans
     ----------------------

     SAFECO adopted Financial Accounting Standards Board Statement 112, "Employers' Accounting for Postemployment Benefits", effective January 1, 1994. Adoption had no effect on net income.

     Investments
     -----------

     In May 1993, the Financial Accounting Standards Board issued Statement 115, "Accounting for Certain Investments in Debt and Equity Securities", which expands the use of fair value accounting for debt and equity securities. As of January 1, 1994, SAFECO adopted the provisions of this statement for investments held as of, or acquired after that date. Statement 115 requires that debt and equity securities be classified as trading, available-for-sale or held-to-maturity. Debt securities that SAFECO has the positive intent and ability to hold to maturity (as narrowly defined by Statement 115) are classified as held-to-maturity and are reported at amortized cost. Debt securities classified as available-for-sale are carried at market value, with changes in unrealized gains and losses recorded directly to stockholders equity, net of applicable income taxes and deferred policy acquisition costs valuation allowance. All marketable equity securities continue to be carried at market value, with changes in unrealized gains and losses recorded directly to stockholders' equity, net of applicable income taxes. Under Statement 115, trading securities are to be carried at market value with immediate recognition in income of changes in market value. Since SAFECO does not have any securities held for trading, the adoption of Statement 115 had no effect on net income. As required by Statement 115, no restatement of prior period amounts has been made.

SAFECO CORPORATION
- - - ------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS                       (Continued)
- - - ----------------------------------------------------------------------

     The following reconciliation of Stockholders' Equity from December
     31, 1993 to September 30, 1994 shows the effect of adoption of Statement 115 as of January 1, 1994 and the change in net unrealized holding gains (losses) for the first nine months of 1994.

                                                  (In Thousands)

     Stockholders' Equity, December 31, 1993          $2,774,391
     Net effect of adoption of Statement 115 (1)         640,477
                                                      ----------
     Stockholders' Equity, January 1, 1994             3,414,868
     Net income                                          218,587
     Dividends declared                                  (90,065)
     Net decreased in unrealized appreciation of
       investment securities, net of tax and
       deferred policy acquisition costs valuation
       allowance (2)                                    (618,971)
     Other items affecting Stockholders' Equity              669
                                                      ----------
     Stockholders' Equity, September 30, 1994         $2,925,088
                                                      ==========

     SAFECO had no sales during the first nine months of debt securities classified as held-to-maturity. The decline in the unrealized appreciation of investment securities was due to weakness in both the bond and stock markets as a result of higher interest rates. See note (2) below for the components of the decrease.

     (1)   The net effect of adopting Statement 115
             is comprised as follows:
           Aggregate market value in excess of
             amortized cost of debt securities
             classified as available-for-sale,
             at January 1, 1994                       $1,013,117
           Deferred policy acquisition costs
             valuation allowance                         (27,768)
           Deferred income taxes, at 35%                (344,872)
                                                     -----------
           Net effect of adoption of
             Statement 115                            $  640,477
                                                      ==========

     (2)   The decrease in net unrealized
             appreciation of investment
             securities is comprised
             as follows:
           Decrease in unrealized appreciation
             of debt securities, available-
             for-sale                                 $ (940,746)
           Decrease in unrealized appreciation
             of marketable equity securities             (39,285)
           Decrease in deferred policy acquisition
             costs valuation allowance                    27,768
           Decrease in deferred income taxes             333,292
                                                       ----------
           Net decrease in unrealized appreciation
             of investment securities, net of tax
             and deferred policy acquisition costs
             valuation allowance                      $ (618,971)
                                                      ==========