Form 10-K405
period 1994-12-31
SAFECO CORP
filed 1995-03-16
CIK 86104

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required) For the fiscal year ended December 31, 1994.

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required) For the
                 transition period from ............... to ...............

                         Commission File Number 1-6563

                               SAFECO CORPORATION
             (Exact name of registrant as specified in its charter)

                    WASHINGTON                   91-0742146
                    ----------                   ----------
             (State of Incorporation)    (I.R.S. Employer I.D. No.)

                    SAFECO PLAZA, SEATTLE, WASHINGTON 98185
                    ---------------------------------------
                    (Address of principal executive offices)

                                  206-545-5000
                                  ------------
              (Registrant's telephone number, including area code)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                           Common Stock, No Par Value
            (62,961,710 shares were outstanding at January 31, 1995)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES    X   . NO        .
                                               -------     -------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X].

     Aggregate market value of voting stock held by non-affiliates of registrant as January 31, 1995:

                                 $3,321,000,000

                      Documents Incorporated by Reference


                                                       Parts of This Form
               Document:                               Into Which Incorporated:
               Portions of the                        Parts I and II
               1994 Annual Report to
               Stockholders

               Portions of the                        Part III
               Definitive Proxy Statement
               to be Filed Within 120 days
               after December 31, 1994.

PART I

ITEM 1.      BUSINESS

             SAFECO Corporation (the Corporation, or SAFECO) is a Washington Corporation which directly or indirectly owns the stock of operating subsidiaries engaged in various segments of the insurance business and other operating subsidiaries engaged in other financially-related lines of business. The Corporation also manages the SAFECO family of mutual funds. The home offices of the Corporation and its principal subsidiaries are in Seattle, Washington and Redmond, Washington. The Corporation and its subsidiaries had 7,550 employees at December 31, 1994.

             The insurance subsidiaries are engaged in two principal lines: property and casualty insurance, and life and health insurance. Both are subject to regulation and supervision in every jurisdiction in which they do business. The nature and extent of such regulation varies, but generally has its source in statutes which delegate regulatory, supervisory and administrative powers to state insurance commissioners. Such regulation, supervision and administration relate, among other things, to the standards of solvency which must be met and maintained; the licensing of insurers and their agents; the nature of limitation on investments; deposits of securities for the benefit of policyholders; approval of policy forms and premium rates; periodic examination of the affairs of insurance companies; annual and other reports required to be filed on the financial condition of insurers or for other purposes; the amount of dividends which may be distributed to a parent corporation; requirements regarding reserves for unearned premiums and losses and other matters. Regulation requires that property and casualty rates be adequate but not excessive nor unfairly discriminatory. See page 26 in the Annual Report to Stockholders, hereby incorporated by reference (Exhibit 13), for more information on certain regulatory matters. In 1988, California voters narrowly passed Proposition 103, an initiative which significantly affects the property and casualty insurance business in that state. See Note 6 on page 55 in the 1994 Annual Report to Stockholders for more details.

             All areas of the insurance business are highly competitive due to the marketing structure and the large number of stock and mutual insurance companies and other entities competing. These factors prevent any one insurance company or group of insurers from dominating the market.

             Property and Casualty Operations

             Subsidiaries engaged in the property and casualty insurance business, which insure commercial, personal and surety lines, are SAFECO Insurance Company of America, General Insurance Company of America, First National Insurance Company of America, SAFECO National Insurance Company, SAFECO Insurance Company of Illinois, SAFECO Lloyds Insurance Company, SAFECO Surplus Lines Insurance Company, F. B. Beattie & Co., Inc., COMAV Managers, Inc., and Whitehall Insurance Brokers, Inc. Coverages include automobile, homeowners, fire and allied lines, commercial multi-peril, miscellaneous casualty, fidelity and workers' compensation. Their products are primarily sold through independent insurance agents in nearly all states and the District of Columbia. SAFECO sold its Canadian property and casualty operations in 1991. See page 29 in the 1994 Annual Report to Stockholders for more information.

PART I

             The following table shows consolidated property and casualty gross premiums written for SAFECO's ten largest states (amounts in thousands):

                                        1994                         1993                     1992
                                                % of                         % of                     % of
             State                 Amount       Total         Amount         Total        Amount      Total
             -----                ----------    -----        -----------     -----      ----------    -----
             California           $  553,608      24%         $  531,779       25%      $  479,003      25%
             Washington              376,557      16%            351,231       16%         314,566      16%
             Texas                   152,715       7%            134,183        6%         107,208       6%
             Oregon                  148,300       7%            144,534        7%         133,586       7%
             Illinois                 95,689       4%             81,892        4%          74,382       4%
             Georgia                  71,619       3%             65,852        3%          59,925       3%
             Missouri                 68,201       3%             64,763        3%          59,883       3%
             Florida                  61,176       3%             45,679        2%          39,171       2%
             Tennessee                54,932       2%             54,207        3%          52,796       3%
             Montana                  51,945       2%             46,404        2%          41,766       2%
                                  ----------     ----         ----------      ----      ----------     ----
                                   1,634,742      71%          1,520,524       71%       1,362,286      71%
             All Others              643,303      29%            613,988       29%         574,804      29%
                                  ----------     ----         ----------      ----      ----------     ----
             TOTAL                $2,278,045     100%         $2,134,512      100%      $1,937,090     100%
                                  ==========     ====         ==========      ====      ==========     ====

             Voluntary personal, commercial and surety lines (which excludes assigned risk, FAIR plans, etc.) comprise approximately 69%, 26% and 4%, respectively, of the 1994 gross premiums written. The gross premiums written growth of 6.7% in 1994 is comprised of a 6.6% increase for personal, and increases of 7.1% for commercial and 7.1% for surety lines. Gross premiums written growth of 10.2% in 1993 was comprised of a 10.4% increase for personal, and increases of 10.3% for commercial and 5.7% for surety lines.

             The growth in personal lines premiums is the result of both rate increases and an increase in policies in force. The number of vehicles insured increased 1.3% in 1994, compared with increases of 2.2% in 1993 and 6.2% in 1992. This trend in the number of vehicles insured has been caused primarily by rate increases placed in effect in recent years. The number of homes insured increased 2.7% in 1994, 8.0% in 1993 and 10.8% in 1992. This trend in the growth rate is also due in part to rate increases placed in effect in recent years. SAFECO's commercial lines premiums increased in 1994 and 1993 as a result of both growth in policies in force and some rate increases. Continued growth in commercial premiums written is expected in 1995. The increase in surety premiums in 1994 is primarily due to new commercial and contract accounts acquired.

             Additional financial information about SAFECO's business segments is set forth in Note 15 on page 62 of the 1994 Annual Report to Stockholders.

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

             Loss and adjustment expense reserve development is reviewed on a regular basis to determine that the reserving assumptions and methods are appropriate. Reserves initially determined are compared to the amounts ultimately paid. A statistical estimate of the projected amounts necessary to settle outstanding claims is made regularly and compared to the recorded reserves.

             The table on page 4 provides an analysis of changes in losses and adjustment expense reserves for 1994, 1993 and 1992 (net of reinsurance amounts). Changes in the reserves are reflected in the income statement for the year when the changes are made. Operations were credited $81.3 million, $96.9 million and $44.6 million in 1994, 1993, and 1992, respectively, as a result of a reduction in the estimated amounts needed to settle prior years' claims.

PART I

Analysis of Changes in Losses and Adjustment Expense Reserves - (Net of reinsurance amounts):

                                                                     1994             1993             1992
                                                                                 (In Thousands)
    Losses and adjustment expense
      reserves at beginning of year   . . . . . . . . . . .       $1,995,122       $1,963,136       $1,865,319
                                                                  ----------       ----------       ----------
    Incurred losses and adjustment
      expense for claims occurring
      in the current year   . . . . . . . . . . . . . . . .        1,609,392        1,447,565        1,351,234

    Decrease in estimated losses and
      adjustment expense for claims
      occurring in prior years  . . . . . . . . . . . . . .          (81,325)         (96,937)         (44,582)
                                                                  ----------       ----------       ----------
    Total incurred losses and
      adjustment expense  . . . . . . . . . . . . . . . . .        1,528,067        1,350,628        1,306,652
                                                                  ----------       ----------       ----------
    Losses and adjustment expense
      payments for claims occurring
      during:  Current year   . . . . . . . . . . . . . . .          809,722          719,756          659,960
      Prior years   . . . . . . . . . . . . . . . . . . . .          620,521          598,886          548,875
                                                                  ----------       ----------       ----------
    Total losses and adjustment
      expense payments  . . . . . . . . . . . . . . . . . .        1,430,243        1,318,642        1,208,835
                                                                  ----------       ----------       ----------
    Losses and adjustment expense
      reserves at end of year   . . . . . . . . . . . . . .       $2,092,946       $1,995,122       $1,963,136
                                                                  ==========       ==========       ==========

Reconciliation of Liability for Losses and Adjustment Expense Reserves (per property and casualty balance sheet):

                                                                                (In Thousands)
    Losses and adjustment expense
      reserves at end of year   . . . . . . . . . . . . . .       $2,092,946       $1,995,122       $1,963,136

    Reinsurance recoverables on
      unpaid losses at end of year  . . . . . . . . . . . .          143,858          100,065           89,198
                                                                  ----------       ----------       ----------
    Losses and adjustment expense
      reserves, gross of reinsurance
      recoverables, at end of year  . . . . . . . . . . . .       $2,236,804       $2,095,187       $2,052,334
                                                                  ==========       ==========       ==========


             The table on page 5 presents the development of the losses and
` adjustment expense reserves for 1984 through 1994. The top lines of the table show the estimated liability for unpaid losses and adjustment expense at December 31 for each of the indicated years, both gross and net of related reinsurance amounts. The upper portion of the table shows the cumulative amount paid with respect to the previously recorded liability as of the end of each succeeding year. The next section shows the re-estimated amount of the previously recorded liability based on experience as of each succeeding year. The estimate is increased or decreased as more information becomes known about individual claims and as changes in conditions and claim trends become apparent.

PART 1
ITEM 1.BUSINESS (Continued)

                                   Analysis of Losses and Adjustment Expenses Reserve Development

Year Ended December 31            1984         1985        1986          1987         1988         1989
                                  -----        -----       -----         -----        -----        -----
                                                      (Thousands of Dollars)
Liability for
  unpaid losses and
  adjustment expenses:

    Gross of reisurance          $ 647,656   $ 841,300   $1,095,163   $1,328,495   $1,523,554   $1,702,458
    Reinsurance                     18,266      39,910       54,881       78,975       97,003       75,279
                                 ---------   ---------   ----------   ----------   ----------   ----------
    Net of reinsurance           $ 629,390   $ 801,390   $1,040,282   $1,249,520   $1,426,551   $1,627,179
                                 =========   =========   ==========   ==========   ==========   ==========

Net paid (cumulative)
  as of:
              One Year Later     $ 274,748   $ 320,606   $  382,274   $  419,522   $  443,056   $  540,198
             Two Years Later       427,283     526,276      610,331      677,053      725,684      849,568
           Three Years Later       544,725     664,680      771,278      848,174      902,480    1,035,024
            Four Years Later       624,475     758,202      875,910      936,447    1,010,271    1,149,505
            Five Years Later       677,612     820,514      945,436    1,033,741    1,083,462    1,222,050
             Six Years Later       717,637     837,182      991,806    1,082,759    1,129,885
           Seven Years Later       746,826     895,193    1,029,619    1,119,813
           Eight Years Later       765,662     922,963    1,057,329
            Nine Years Later       787,597     945,133
             Ten Years Later       807,037

Net liability re-estimated
  as of:
              One Year Later       681,465     888,650    1,094,095    1,253,870    1,397,704    1,621,873
             Two Years Later       747,037     946,871    1,118,222    1,258,193    1,368,128    1,593,554
           Three Years Later       784,297     961,356    1,121,243    1,258,017    1,355,793    1,541,434
            Four Years Later       800,150     969,202    1,140,282    1,264,839    1,338,568    1,544,767
            Five Years Later       810,458     989,095    1,149,075    1,266,261    1,360,496    1,549,861
             Six Years Later       825,823   1,005,888    1,168,725    1,299,601    1,386,746
           Seven Years Later       847,874   1,031,969    1,210,457    1,332,409
           Eight Years Later       875,820   1,075,759    1,240,940
            Nine Years Later       919,446   1,101,353
             Ten Years Later       939,901

Net redundancy (deficiency)
  cumulative as of:
              One Year Later       (52,075)    (87,260)     (53,813)      (4,350)      28,847        5,306
             Two Years Later      (117,647)   (145,481)     (77,940)      (8,673)      58,423       33,625
           Three Years Later      (154,907)   (159,966)     (80,961)      (8,497)      70,758       85,745
            Four Years Later      (170,760)   (167,812)    (100,000)     (15,319)      87,983       82,412
            Five Years Later      (181,068)   (187,705)    (108,793)     (16,741)      66,055       77,318
             Six Years Later      (196,433)   (204,498)    (128,443)     (50,081)      39,805
           Seven Years Later      (218,484)   (230,579)    (170,175)     (82,889)
           Eight Years Later      (246,430)   (274,369)    (200,658)
            Nine Years Later      (290,056)   (299,963)
             Ten Years Later      (310,511)

                                Analysis of Losses and Adjustment Expenses Reserve Development

Year Ended December 31            1990         1991         1992         1993         1994
                                  -----        -----        -----        -----        -----

Liability for
  unpaid losses and
  adjustment expenses:

    Gross of reisurance         $1,872,144   $2,017,348   $2,052,334   $2,095,187   $2,236,804
    Reinsurance                     80,683      152,029       89,198      100,065      143,858
                                ----------   ----------   ----------   ----------   ----------
    Net of reinsurance          $1,791,461   $1,865,319   $1,963,136   $1,995,122   $2,092,946
                                ==========   ==========   ==========   ==========   ==========

Net paid (cumulative)
  as of:
              One Year Later    $  603,027   $  548,875   $  598,886   $  620,521
             Two Years Later       914,456      905,725      913,365
           Three Years Later     1,109,436    1,086,502
            Four Years Later     1,221,598
            Five Years Later
             Six Years Later
           Seven Years Later
           Eight Years Later
            Nine Years Later
             Ten Years Later

Net liability re-estimated
  as of:
              One Year Later     1,767,404    1,820,737    1,866,199    1,913,797
             Two Years Later     1,705,835    1,732,844    1,782,067
           Three Years Later     1,666,124    1,685,958
            Four Years Later     1,657,170
            Five Years Later
             Six Years Later
           Seven Years Later
           Eight Years Later
            Nine Years Later
             Ten Years Later

Net redundancy (deficiency)
  cumulative as of:
              One Year Later        24,057       44,582       96,937       81,325
             Two Years Later        85,626      132,475      181,069
           Three Years Later       125,337      179,361
            Four Years Later       134,291
            Five Years Later
             Six Years Later
           Seven Years Later
           Eight Years Later
            Nine Years Later
             Ten Years Later

PART I

             The lower section of the table on Page 5 shows the cumulative redundancy (deficiency) developed with respect to the previously recorded liability as of the end of each succeeding year. For example, the 1984 reserve of $629.4 million developed a $52.1 million deficiency after one year which grew over ten years to a deficiency of $310.5 million. The reserve development deficiencies indicated for the years 1984 through 1987 were due to the emergence of liabilities for pollution, asbestos and other hazardous toxic claims and related legal expenses and adverse development from the automobile liability and workers' compensation lines due to significant medical inflation and trends in the civil justice system. In this same period, loss adjustment expenses were increasing rapidly, reflecting higher legal costs and increased litigation.

             The table below presents the approximate amounts of adverse reserve development by major category for the calendar years 1984-1987 viewed as of December 31, 1994. Note that each year below stands on its own and the years should not be added together. For example, the amount of adverse development recorded in 1987 or subsequent for losses incurred in 1982, is included in the adverse development amounts for each year shown below.

                                                              1984    1985     1986    1987
                                                                       (In Millions)
             Environmental, asbestos, and other
             toxic claims including related
             loss adjustment expenses                         $154    $140     $117    $ 92

             Canadian Automobile Liability                      22      27       34      27

             Workers Compensation                               29      41       42      35

             Loss Adjustment Expense
             excluding environmental,
             asbestos, and other toxic claims                   63      67       39     (16)

             Other                                              43      25      (31)    (55)
                                                              ----    ----     ----    ----
             Total adverse development as
             reported in table on page 5                      $311    $300     $201    $ 83
                                                              ====    ====     ====    ====

             As the trends noted above became apparent, SAFECO aggressively increased reserves to address these deficiencies.

             For 1988 and subsequent years, SAFECO's reserve development has been favorable. This trend reflects the aggressive reserving undertaken in prior years to correct deficiencies which is no longer necessary, favorable legislation in the workers' compensation area, moderation of medical costs and inflation and claims department changes. The favorable legislation in the workers' compensation area, which relates primarily in the states of Oregon and California, has helped reduce fraud, allowed for final settlement of claims and made it more difficult to reopen claims -- all of which reduced SAFECO's ultimate loss costs. The cost of claim settlements in several lines of business has benefited from changes in the organization of SAFECO's claims department which has established separate specialized units for workers' compensation, environmental exposures and fraud investigation. In addition, increased focus on adjustment expenses has helped reduce these costs.

PART I

             The impact of reinsurance on the development information presented on Page 5 is not significant. Reserve development gross of reinsurance for the previous three years is as follows (in thousands):

                                                         1991              1992             1993
             Gross reserves                           $2,017,348        $2,052,334       $2,095,187
                                                      ==========        ==========       ==========
             Cumulative development
                net of reinsurance                    $  179,361        $  181,069       $   81,325

             Cumulative development
                of reinsurance ceded                      (1,472)            5,648            8,604
                                                      ----------        ----------       ----------
             Cumulative development
                gross of reinsurance                  $  177,889        $  186,717       $   89,929
                                                      ==========        ==========       ==========

             SAFECO'S objective is to set reserves which are adequate; that is, the amounts originally recorded as reserves should at least equal the amounts ultimately required to settle losses. Analysis indicates that SAFECO's reserves are adequate and probably slightly redundant at December 31, 1994, 1993 and 1992.
             Operations were credited $81.3 million, $96.9 million and $44.6 million in 1994, 1993 and 1992, respectively, as a result of a reduction in the estimated amounts needed to settle prior years' claims.

             In evaluating the information contained in the reserve development table on page 5, and the table on page 6, it should be noted that each amount includes the effects of all changes in amounts for prior periods. For example, the amount of the redundancy shown for the December 31, 1993 reserves that relate to losses incurred in 1984 will be included in the cumulative redundancy or deficiency amount for the years 1984 through 1992. This table does not present accident or policy year development data, which some readers may be more accustomed to analyzing. Conditions and trends that have affected development of the liability in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based on this table.

             SAFECO's property and casualty companies' reserves for losses and adjustment expense for liability coverages related to environmental, asbestos and other toxic claims totaled $108.2 million at December 31, 1994, compared with $113.4 million at December 31, 1993. These amounts are before the effect of reinsurance, which is insignificant. These reserves are approximately 5% of total property and casualty reserves for losses and adjustment expense at both December 31, 1994 and 1993. The reserves include estimates for both reported and IBNR losses and related legal expenses.

             The vast majority of SAFECO's property and casualty insurance subsidiaries' environmental, asbestos and other toxic claims result from the general liability line of business. A few of these types of losses occur in other coverages such as umbrella and small commercial package policies. Approximately 1,100 of these claims were pending at December 31, 1994 computed on an occurrence basis. For the last three years, an average of 606 claims were opened and an average of 576 claims were closed each year. Most of SAFECO's pending environmental claims involve some type of environmental-related coverage dispute. The average settlement cost of each environmental, asbestos and other toxic claim for the last three years was $18,300 including legal expenses and $10,300 excluding legal expenses.

PART I

             The components of these reserves at December 31, 1994 are as follows (in thousands):

                                                                              Loss
                                                                           Adjustment
                                                               Loss          Expense           Total
                                                             --------        --------        ---------
             Case   . . . . . . . . . . . . . . . . .        $ 40,020        $ 11,710        $  51,730
             IBNR   . . . . . . . . . . . . . . . . .          27,000          29,500           56,500
                                                             --------        --------        ---------
             Total  . . . . . . . . . . . . . . . . .        $ 67,020        $ 41,210        $ 108,230
                                                             ========        ========        =========

             The following table presents the loss reserve activity analysis for liability coverages related to environmental, asbestos and other toxic claims. (in thousands)*

                                                               1994            1993             1992
             Reserves at beginning of year  . . . . .        $113,410        $110,543         $110,218

             Incurred losses and
             adjustment expense   . . . . . . . . . .          10,252           9,364           10,070

             Losses and adjustment
             expense payments   . . . . . . . . . . .         (15,432)         (6,497)          (9,745)
                                                             --------         -------         --------
             Reserves at end of year  . . . . . . . .        $108,230        $113,410         $110,543
                                                             ========        ========         ========

             * Amounts are before the effect of reinsurance, which is insignificant.


             In view of the changes in environmental regulations and legal decisions which affect the development of loss reserves, the process to estimate loss reserves for environmental, asbestos and other toxic claims results in imprecise estimates. Quantitative techniques have to be supplemented by subjective considerations and managerial judgment. In view of these conditions, trends that have affected development of these liabilities in the past may not necessarily occur in the future. The reserves carried for these claims at December 31, 1994 are estimates based on the known facts and current law and are believed to be adequate. SAFECO has generally avoided writing coverages for larger companies with substantial exposure in these areas.

             The property and casualty insurance subsidiaries are required to file annual statements with state regulatory authorities prepared on an accounting basis prescribed or permitted by such authorities (statutory basis). The difference between the liability at December 31, 1994 for losses and adjustment expense reported in the consolidated financial statements in accordance with generally accepted accounting principles (GAAP) of $2,236,804,000 and $2,092,946,000 reported in the annual statement filed with state regulatory authorities relates to reinsurance recoverables. Under FASB Statement 113 the GAAP-basis liability for losses and adjustment expense is reported gross of amounts recoverable from reinsurance. Statutory-basis financial statements show the liability net of reinsurance.

PART I

            SAFECO's property and casualty subsidiaries protect themselves from excessive losses by reinsuring on treaty and facultative bases. Reinsurance recoverables relating to unpaid losses and adjustment expense were $143.9 million at December 31, 1994 and $100.1 million at December 31, 1993. This increase is due to amounts recoverable by SAFECO from its reinsurers related to the Los Angeles earthquake. Reinsurance costs for catastrophe coverages have increased in the last few years and are expected to remain higher in the foreseeable future, given the large amount of catastrophe losses in recent years. SAFECO's catastrophe property reinsurance program for 1995 covers 90% of $282 million of single event losses in excess of a $75 million retention. In the event of a substantial catastrophe, SAFECO would, therefore, retain the first $75 million of losses, 10% of the next $282 million and all losses in excess of $357 million. The 1995 catastrophe property reinsurance contract includes a provision for one reinstatement for a second catastrophe event in 1995 at current rates. Both the retention level and the aggregate coverage limit for 1995 are higher than in prior years.

            SAFECO's insurance subsidiaries do not enter into retrospective reinsurance contracts and have not participated in any unusual or nonrecurring reinsurance transactions such as "swaps" of reserves or portfolio loss transfers. SAFECO does not use "funding covers" and has not participated in any surplus relief transactions. None of SAFECO's significant reinsurers are experiencing financial difficulties. Additional information on reinsurance can be found in Note 5 on page 54 in the Annual Report to Stockholders.

            In 1993, approximately 2,400 active insurance companies competed for $242 billion in property and casualty insurance premiums in the United States. The SAFECO group of property and casualty companies ranked 26th among significant groups of such companies, based on net premiums written.

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

            In the life and health insurance field, SAFECO Life Insurance Company competes against some of the largest corporations in the United States. On the basis of 1993 statutory premiums, SAFECO Life Insurance Company ranked 47th among life insurance companies doing business in the United States.

            Many life insurance companies' pension and annuity products have been impacted by general economic conditions, volatile investment returns, rating downgrades, increased competition and decisions by plan sponsors to diversify assets and fund management. SAFECO Life Insurance Company has experienced an increase in the level of withdrawal of funds from its pension and annuity business (see Statement of Consolidated Cash Flows on page 40 of the 1994 Annual Report to Stockholders -- Return of Funds Held Under Deposit Contracts), due to scheduled payouts on distribution-type products and the interest rate environment. However, SAFECO Life Insurance Company's overall withdrawal experience remains relatively modest, and recent interest rate increases have increased SAFECO Life Insurance Company's sales of fixed income pension and annuity products. The table on page 11 sets forth a summary of the components of "Funds Held Under Deposit Contracts" at December 31, 1994 and describes the applicable surrender charges and surrender experience.

 DETAIL OF SAFECO LIFE INSURANCE COMPANIES' FUNDS HELD UNDER DEPOSIT CONTRACTS

                                                                             Range of
                           Outstanding at                              Credited or Assumed
                            December 31,                                Interest Rates at                          Approximate
                                1994           Expected Maturities        December 31,                               Surrender
         Product           (in Thousands)         of Liabilities              1994           Surrender Charges      Experience
         -------           --------------   -------------------------  -------------------   -----------------     ------------
Universal Individual Life    $   204,231    Approximately 15-20 Years    5.50% to 6.25%      Varies by issue       7% per annum
                                                                                             age, sex, and
                                                                                             duration from
                                                                                             $1 to $58 per
                                                                                             $1,000 of
                                                                                             insurance

Annuities:

  Structured Settlement        3,617,489    25 Years & Over              4.0% to 12.4%       Cannot surrender      Cannot surrender
    Immediate

  Non-Qualified Deferred       1,043,852    Approximately 5-12 Years     3.8% to 9.0%        Typically 5% in       8.5% per annum
                                                                                             Year 1 graded to
                                                                                             0% in Year 6

  Other                            6,057    Approximately 7-10 Years     7.25% to 8.25%      None                  5% per annum

Pension:

  Guaranteed Investment          185,841    Typically 4 Years            4.43% to 9.74%      Cannot surrender      Less than 1%
    Contacts                                                                                    except in extremely   per annum
                                                                                             unusual circum-
                                                                                             stances

  Other Qualified Annuities    2,930,986    Approximately 5-15 Years     5.00% to 7.35%      Typically 9% in       7% per annum
    and Deposits              ----------                                                     year 1 graded to
                                                                                             0% in year 9.
                                                                                             SAFECO has the
                                                                                             option to defer
                                                                                             payout over 20
                                                                                             quarters for
                                                                                             one-half of these
                                                                                             contracts.  In
                                                                                             addition, approxi-
                                                                                             mately $540 million
                                                                                             of these deposits
                                                                                             have a market value
                                                                                             adjustment provision.

TOTAL                         $7,988,456
                              ==========

PART I

             Investments

             A description of SAFECO's investment portfolio begins on Page 33 of the 1994 Annual Report to Stockholders. SAFECO's consolidated investments in mortgage-backed securities (primarily residential collateralized mortgage obligations, or CMOs, and pass-throughs) totaled $2.2 billion at market value at December 31, 1994. Approximately 97% of these securities are held in the life and health insurance portfolio, with the balance held in the property and casualty insurance portfolio. Approximately 94% of the mortgage- backed securities are government/agency backed or AAA rated at December 31, 1994. Less than 1% of SAFECO's mortgage-backed securities are of the riskier, highly volatile type (e.g., interest only, inverse floaters, etc.). SAFECO has intentionally not invested significant amounts in the riskier types of mortgage-backed securities. The following two tables detail SAFECO's consolidated holdings of mortgage-backed securities.

             SAFECO Consolidated Holdings of Mortgage-Backed Securities at December 31, 1994 (dollar amounts in millions):

                                                                                         GAAP Market Value
                                                                        Amortized       --------------------
                                                                          Cost           Amount         %
                                                                        ---------       -------      -------
             Residential CMOs:
               Planned Amortization
                  Class (PAC) and
                  Targeted Amortization
                  Class (TAC) (Fixed Coupon)                            $  716.3        $  656.0       29.6%
               Sequential Pay (SEQ)                                        867.8           861.0       38.9
               Accrual Coupon (Z-Tranche)                                  384.8           359.0       16.2
               Companions/Supports                                           7.0             6.4         .3
               Principal Only                                                 --              --         --
               Inverse Floaters                                              5.2             5.1         .2
               Interest Only                                                  --             0.5         --
                                                                        --------        --------     ------
                  Subtotal                                               1,981.1         1,888.0       85.2
                                                                        --------        --------     ------
             Residential Mortgage-Backed
             Pass-Throughs (Non-CMOs):

               Government/Agency Backed
                 - all Fixed Coupon                                        162.1           159.4        7.2
               Private Issuer-Fixed Coupon                                  49.7            50.2        2.3
               Private Issuer-Floating                                       6.8             6.9         .3
                                                                        --------        --------     ------
                  Subtotal                                                 218.6           216.5        9.8
                                                                        --------        --------     ------
             Securitized Commercial
             Real Estate (Non-agency):

               Pass-Throughs                                                65.9            62.7        2.8
               CMOs                                                         49.0            48.1        2.2
                                                                        --------        --------     ------
                  Subtotal                                                 114.9           110.8        5.0
                                                                        --------        --------     ------
             Asset-Backed Securities
             (Non-Real Estate)                                                --              --         --
                                                                        --------        --------     ------
                  Total Mortgaged-Backed Securities                     $2,314.6        $2,215.3      100.0%
                                                                        ========        ========     ======

PART I

             The quality distribution of SAFECO's mortgage-backed security portfolio as of December 31, 1994 as a percentage of GAAP market value is as follows:

                                      Quality                             Percent
                                      -------                             -------
                              Government/Agency Backed                       61%
                              AAA                                            33
                              AA                                              4
                              A                                               1
                              BBB                                             1
                              BB or lower                                     -
                                                                            ----
                                                                            100%
                                                                            ====

             The following table presents pretax investment income yields for SAFECO's property and casualty and life and health insurance subsidiaries (calculations based on GAAP amortized cost):

                                                    1994             1993           1992
                                                   ------           ------         ------
                                                             (In Thousands)
             Property and Casualty                  7.3%             7.6%           8.2%
             Life and Health                        8.3%             8.8%           9.3%

             The declines in the investment income yields for both portfolios are primarily due to the lower interest rate environment in 1992, 1993 and for the first part of 1994. Rising rates in 1994 have resulted in higher yields on new money invested. The property and casualty decreases also reflect the higher percentage of tax-exempt securities in this portfolio.

             Other Operations

             The other subsidiaries of the Corporation, which are engaged in lines of business other than insurance, have been acquired or organized since 1966 in the course of a program of diversification. These include SAFECO Properties, Inc. and its subsidiaries (including Winmar Company, Inc. and SAFECARE Company, Inc.), SAFECO Credit Company, Inc., SAFECO Asset Management Company, SAFECO Securities, Inc., SAFECO Services Corporation, SAFECO Trust Company, PNMR Securities, Inc. and Talbot Financial Corporation.

             Winmar Company, Inc., acquired in 1967, invests in and manages real estate properties, primarily regional shopping centers.
             These properties are located in or near Burlington, Seattle, Vancouver and Silverdale, Washington; Cleveland and Columbus, Ohio; Louisville, Kentucky; West Valley City, Utah; Rancho Mirage, California; Boise, Idaho; Medford, Albany, Tigard and Jantzen Beach, Oregon; Milwaukee, Wisconsin; and San Antonio, Texas. Winmar also offers real estate services, including property management, design and construction management and tenant leasing services. See Item 2 - Properties, for additional information.

             SAFECARE Company, Inc., organized in 1968, owns and leases healthcare facilities (including skilled nursing and psychiatric facilities) and medical office buildings to third parties. See
             Item 2 - Properties, for additional information.

             SAFECO Properties, Inc. sold its hospital operating and management company (SAFECARE Health Services, Inc.) in May of 1992. See page 32 of the 1994 Annual Report to Stockholders for more information.

PART I

             SAFECO Credit Company, Inc., organized in 1969, provides loans and equipment financing and leasing to commercial businesses. Approximately 10 to 15% of the business of SAFECO Credit Company, Inc. consists of loans to other members of the SAFECO group.
             These loans are limited to 50% or less of the total loans outstanding.

             SAFECO Asset Management Company, acquired by the Corporation in 1973, serves as the investment advisor to the SAFECO Mutual Funds and various institutional accounts of unrelated organizations.

             SAFECO Securities, Inc., organized in 1967, is the principal underwriter of the SAFECO Mutual Funds including: the SAFECO Common Stock Trust, SAFECO Bond Trust, SAFECO Tax-Exempt Bond Trust and the SAFECO Money Market Trust, totaling fourteen separate investment portfolios, which are marketed directly to the public; the SAFECO Institutional Series Trust which is marketed to institutions and has one investment portfolio; the SAFECO Advisor Series Trust which is sold to the public through broker/dealers and which has eight investment portfolios each of which has three classes of stock. In addition, SAFECO Securities, Inc. is the principal underwriter for the SAFECO Resource Series Trust mutual fund which has five separate investment portfolios and for the variable insurance products issued by SAFECO Resource Variable Account B, SAFECO Separate Account SL and SAFECO Variable Account C, all of which are separate accounts of SAFECO Life Insurance Company.

             SAFECO Services Corporation, organized in 1972, is the transfer agent for the SAFECO Mutual Funds.

             SAFECO Trust Company, organized in 1994, provides asset management and trust administrative services to high net worth individuals and unrelated organizations.

             PNMR Securities, Inc., organized in 1986, acts as a broker-dealer, making shares of unaffiliated and affiliated mutual funds and proprietary and non-proprietary variable insurance products available to the public through its registered representatives.

             Talbot Financial Corporation, acquired by the Corporation in 1993, is a broad-based insurance brokerage with a heavy emphasis on the distribution of qualified and non-qualified annuity products and mutual funds through the banking and brokerage arenas.

PART I

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

             All owned buildings are of modern construction, including air conditioning. All other branch and service offices utilize leased premises comprising 422,000 gross square feet, generally for periods of five years or less.

             Winmar Company, Inc. is engaged in the investment in and management of a wide variety of real estate projects, primarily regional shopping centers, located throughout the United States. The projects are owned by subsidiaries of Winmar and in conjunction with other investors, and others are leased under long-term leases.

             The following is a summary of the property leased to others. All construction is of steel or steel and concrete.

                                                                     Rentable Area
                   Description                                         (Sq. Ft.)            Acreage
                   -----------                                         ---------            -------
             Cleveland Heights, Ohio:
               Shopping Center                                            966,000                67
                                                                       ----------               ---
             Tigard, Oregon:
               Shopping Center                                            826,000                73
               Land and free-standing retail stores                        10,000                11
                                                                       ----------               ---
                 Total                                                    836,000                84
                                                                       ----------               ---
             Milwaukee, Wisconsin:
               Shopping Center                                            663,000                60
                                                                       ----------               ---
             Louisville, Kentucky:
               Shopping Center                                            657,000                70
                                                                       ----------               ---
             West Valley City, Utah:
               Shopping Center                                            605,000                59
               Free-standing retail stores                                 36,000                 3
                                                                       ----------               ---
                 Total                                                    641,000                62
                                                                       ----------               ---
             Burlington, Washington:
               Shopping Center                                            407,000                67
                                                                       ----------               ---
             Silverdale, Washington:
               Shopping Center                                            451,000                56
               Office building and cinema                                  60,000                 4
                                                                       ----------               ---
                 Total                                                    511,000                60
                                                                       ----------               ---
               Other                                                      785,000               277
                                                                       ----------               ---
                 TOTAL RENTABLE AREA                                    5,466,000               747
                                                                       ==========               ===

             Winmar also owns or leases pursuant to long-term ground leases 1,497 acres of undeveloped land, primarily in Washington, Oregon, Texas and California.

PART I

             SAFECARE Company, Inc. owns and leases healthcare facilities, which contain approximately 400 beds, to qualified operators. SAFECARE also owns and leases to third parties medical office buildings totaling 46,000 square feet.

ITEM 3.      LEGAL PROCEEDINGS

             The insurance and other subsidiaries of the Corporation, because of the nature of their business, are subject to certain legal actions filed or threatened, all in the ordinary course of business.

             The property and casualty insurance subsidiaries of the Corporation are parties to a number of lawsuits for liability coverages related to environmental claims, for which adequate reserves have been established. The loss and adjustment expense with respect to any such lawsuit, or all lawsuits related to a single incident combined, is not expected to exceed $15 million. See Pages 7 and 8 of Item 1 for more information regarding the liability of such subsidiaries for environmental claims.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of 1994.

EXECUTIVE OFFICERS OF THE REGISTRANT

       As of March 16, 1995 these are the names, ages and positions of the executive officers of the Registrant as required by Item 10. No family relationships exist.

       Roger H. Eigsti              52   Chairman since May, 1993.  President and Chief Executive Officer since January, 1992.
                                         President and Chief Operating Officer from May, 1989 to December, 1991.  Executive Vice
                                         President and Chief Financial Officer from 1985 to May, 1989.  Director since 1988.


       Boh A. Dickey                50   Director since August, 1993.  Executive Vice President since January, 1992.  Chief
                                         Financial Officer since May, 1989.  Senior Vice President from May, 1989 to December,
                                         1991.  Secretary from 1985 to November, 1991.  Vice President and Controller from 1982 to May, 1989.

       Dan D. McLean                62   President of SAFECO Property and Casualty Insurance Companies since January, 1993.
                                         Senior Vice President of SAFECO Property and Casualty Insurance Companies from 1984 to
                                         December, 1992 and Chief Operating Officer of such companies from February, 1992 to
                                         December, 1992.  He is not an officer of the Registrant.

       Rodney A. Pierson            47   Senior Vice President since February, 1994.  Secretary since November, 1991.  Controller since May, 1990.  Vice President from May, 1990 to January, 1994.  Vice President of
                                         SAFECO Property and Casualty Insurance Companies from 1987 to May, 1990.  Controller of
                                         SAFECO Property and Casualty Insurance Companies from 1984 to May, 1990.

PART I

       James W. Ruddy               45   Senior Vice President since November, 1992.  General Counsel since May, 1989.  Vice
                                         President from May, 1989 to November, 1992.  Associate General Counsel from 1985 to May,
                                         1989.

       Richard E. Zunker            56   President of SAFECO Life and Health Insurance Companies since 1985.  He is not an officer of the Registrant.

       Ronald L. Spaulding          51   Vice President and Treasurer since January, 1995.  Vice President of SAFECO Life and
                                         Health Insurance Companies since 1984.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS.

             Pages 35 and 63 of the 1994 Annual Report to Stockholders are hereby incorporated by reference.

ITEM 6.      SELECTED FINANCIAL DATA

             Pages 64 through 67 of the 1994 Annual Report to Stockholders are hereby incorporated by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

             Pages 25 through 35 of the 1994 Annual Report to Stockholders are hereby incorporated by reference.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

             Pages 37 through 63 of the 1994 Annual Report to Stockholders are hereby incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

             Not Applicable.

PART III

             The definitive proxy statement to be filed within 120 days after December 31, 1994, excluding the Annual Report of the Compensation Committee on Executive Compensation appearing on Pages 9 through 16, is hereby incorporated by reference to fulfill the requirements of Item 10, "Directors and Officers" (except for that portion of Item 10 relating to executive officers which appears in
             Part I above), and to fulfill the requirements of Item 11, "Executive Compensation," Item 12, "Security Ownership of Certain Beneficial Owners and Management," and Item 13, "Certain Relationships and Related Transactions."

PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K:

             (a)      FINANCIAL STATEMENTS AND EXHIBITS

                      F-1     Consent of Independent Auditors

             SAFECO Corporation and Subsidiaries:

                      Financial Statements (pages 36 through 63 of the 1994 Annual Report to Stockholders, containing the following statements, are hereby incorporated by reference):

                              Consolidated Balance Sheet, December 31, 1994 and 1993.

                              Statement of Consolidated Income for the Three Years Ended December 31, 1994.

                              Statement of Consolidated Cash Flows for the
                              Three Years Ended December 31, 1994.

                              Notes to Financial Statements for the Three Years Ended December 31, 1994.

                              Report of Independent Auditors.

             SAFECO Corporation and Subsidiaries Supplemental Consolidating
             Information:

                      F-2     Balance Sheet, December 31, 1994 and 1993.

                      F-3 Statement of Income for the Year Ended December 31, 1994.

                      F-4 Statement of Cash Flows for the Year Ended December 31, 1994.

             Schedules:

                      F-5 Schedule I - Summary of Investments - Other Than Investments in Related Parties, December 31, 1994.

                              Schedule II - Condensed Financial Information of the Registrant (Parent Company Only).

                                     F-6      Balance Sheet, December 31, 1994
                                              and 1993.

                                     F-7      Statement of Income for the Three
                                              Years Ended December 31, 1994.

                                     F-8      Statement of Cash Flows for the
                                              Three Years Ended December 31,
                                              1994.

                                     Statement of Changes in Stockholders'
                                     Equity for the Three Years Ended December
                                     31, 1994.  (See page 42 of the 1994 Annual
                                     Report to Stockholders which is hereby
                                     incorporated by reference.)

                      F-9 Schedule III - Supplementary Insurance Information for the Years Ended December 31, 1994, 1993 and 1992.

                      F-10 Schedule IV - Reinsurance for the Years Ended December 31, 1994, 1993 and 1992.

PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K:
             (Continued)

                      F-11 Schedule VI - Supplemental Information Concerning Property/Casualty Insurance Operations for the Years Ended December 31, 1994, 1993 and 1992.

             The following Article 7 schedules are omitted because the information is provided elsewhere in the Annual Report (Form 10-K) or because of the absence of conditions under which they are required:

                      Schedule V

             Exhibits:

             F-12     Exhibit Index

                              Exhibit 3       -      Bylaws (as amended August 4, 1993) filed as Exhibit 3 to Registrant's Annual
                                                     Report on Form 10-K for the fiscal year ended December 31, 1993.

                                              -      Restated Articles of Incorporation (as amended May 4, 1988) filed as Exhibit 3 to Registrant's Annual Report on Form 10-K for the fiscal year ended December
                                                     31, 1988.

                              Exhibit 4       -      SAFECO agrees to furnish the Securities and Exchange Commission, upon request, with copies of all instruments defining rights of holders of long-term debt of SAFECO and its consolidated subsidiaries.


PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K:
             (Continued)


                              Exhibit 10             The following management contracts and compensatory plan arrangements:

             F-13                             -      SAFECO Corporation Deferred Compensation Plan for Directors.

                                              -      Executive Severance Agreements with Roger Eigsti and Boh A. Dickey, each filed as Exhibit 10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1985; and Executive Severance Agreement with R. E.
                                                     Zunker filed as Exhibit 10 to the Registrant's Annual Report on Form 10-K
                                                     for the fiscal year ended December 31, 1992.

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

             F-14             Exhibit 11      -      Computation of Income Per Share

             F-15             Exhibit 12      -      Computation of Ratios

             F-16             Exhibit 21      -      Subsidiaries of the Registrant

             F-17             Exhibit 28      -      (P) Information from Reports Furnished to State Insurance Regulatory
                                                     Authorities (paper-filed only, under Form SE)

                              Exhibit 13      -      1994 Annual Report to Stockholders
                                                     (pages 25 to 67, inclusive)

                              Exhibit 27      -      Financial Data Schedule (This exhibit is included only in the electronic EDGAR filing version of this 10-K.  The Financial Data Schedule is not a separate financial statement but a schedule that summarizes certain standard financial information extracted directly from the financial statements in this filing.)

             (b)      EXHIBITS AND REPORTS ON FORM 8-K

                      No Form 8-Ks were filed, nor required to be filed for any event during the quarter ended December 31, 1994.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 16th day of March, 1995.


                                          SAFECO CORPORATION


                                          By   ROGER H. EIGSTI
                                             ---------------------------------
                                               Roger H. Eigsti, Chairman,
                                               Chief Executive Officer and
                                               President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              Name                                         Title                              Date
ROGER H. EIGSTI
- - ----------------------------------                 Chairman,                              March 16, 1995
Roger H. Eigsti                                    Chief Executive Officer
                                                   and President


BOH A. DICKEY
- - ----------------------------------                 Executive Vice President,              March 16, 1995
Boh A. Dickey                                      Chief Financial Officer
                                                   and Director


ROD A. PIERSON
- - ----------------------------------                 Senior Vice President,                 March 16, 1995
Rod A. Pierson                                     Secretary, Controller and
                                                   Chief Accounting Officer


PHYLLIS J. CAMPBELL
- - ----------------------------------                 Director                               March 16, 1995
Phyllis J. Campbell


ROBERT S. CLINE
- - ----------------------------------                 Director                               March 16, 1995
Robert S. Cline


JOHN W. ELLIS
- - ----------------------------------                 Director                               March 16, 1995
John W. Ellis


WILLIAM P. GERBERDING
- - ----------------------------------                 Director                               March 16, 1995
William P. Gerberding


DONALD G. GRAHAM, JR.
- - ----------------------------------                 Director                               March 16, 1995
Donald G. Graham, Jr.

              Name                                        Title                              Date
JOSHUA GREEN III
- - ----------------------------------                       Director                         March 16, 1995
Joshua Green III



- - ----------------------------------                       Director
Harold W. Haynes


CALVERT KNUDSEN
- - ----------------------------------                       Director                         March 16, 1995
Calvert Knudsen


WILLIAM G. REED, JR.
- - ----------------------------------                       Director                         March 16, 1995
William G. Reed, Jr.


JUDITH M. RUNSTAD
- - ----------------------------------                       Director                         March 16, 1995
Judith M. Runstad


HENRY T. SEGERSTROM
- - ----------------------------------                       Director                         March 16, 1995
Henry T. Segerstrom


PAUL W. SKINNER
- - ----------------------------------                       Director                         March 16, 1995
Paul W. Skinner


GEORGE H. WEYERHAEUSER
- - ----------------------------------                       Director                         March 16, 1995
George H. Weyerhaeuser


WILLIAM R. WILEY
- - ----------------------------------                       Director                         March 16, 1995
William R. Wiley

                        CONSENT OF INDEPENDENT AUDITORS

SAFECO Corporation:

We consent to the incorporation by reference in this Annual Report (Form 10-K) of SAFECO Corporation of our report dated February 10, 1995, included in the 1994 Annual Report to Shareholders of SAFECO Corporation.

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

We also consent to the incorporation by reference in Registration Statements (Form S-8 Nos. 2-58654 and 33-14381 and Form S-3 No. 33-52863) of SAFECO
Corporation of our report dated February 10, 1995, with respect to the consolidated financial statements and schedules of SAFECO Corporation included and/or incorporated by reference in the Annual Report (Form 10-K) for the year ended December 31, 1994.



                                          ERNST & YOUNG LLP


Seattle, Washington
March 15, 1995

                      SAFECO CORPORATION AND SUBSIDIARIES
                     SUPPLEMENTAL CONSOLIDATING INFORMATION
                        BALANCE SHEET, DECEMBER 31, 1994
                                (In Thousands)

- - -----------------------------------------------------------------------------------------------------------------
                                                                       Property &        Life &          Real
                                                                        Casualty         Health         Estate
                                                                       -----------     ----------      ---------
ASSETS
Investments:
    Fixed Maturities Available-for-Sale, at Market Value  . . .        $ 3,473,186     $5,919,478      $       -
    Fixed Maturities Held-to-Maturity, at Amortized Cost  . . .                  -      2,053,132              -
    Marketable Equity Securities, at Market Value . . . . . . .            735,053         24,887              -
    Mortgage Loans  . . . . . . . . . . . . . . . . . . . . . .              1,956        552,597              -
    Real Estate (At cost less accumulated depreciation) . . . .                  -          6,367        473,429
    Policy Loans  . . . . . . . . . . . . . . . . . . . . . . .                  -         53,329              -
    Short-Term Investments  . . . . . . . . . . . . . . . . . .            137,008         67,822            749
                                                                       -----------     ----------      ---------
       Total Investments  . . . . . . . . . . . . . . . . . . .          4,347,203      8,677,612        474,178
Cash  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             14,296         27,222            366
Accrued Investment Income . . . . . . . . . . . . . . . . . . .             83,932        141,926              -
Finance Receivables (Less unearned finance charges
    and allowance for doubtful accounts)  . . . . . . . . . . .                  -              -              -
Loans to Affiliates . . . . . . . . . . . . . . . . . . . . . .                  -              -              -
Premiums and Other Service Fees Receivable  . . . . . . . . . .            393,726         12,213          9,114
Other Notes and Accounts Receivable . . . . . . . . . . . . . .             11,089          9,248         54,848
Reinsurance Recoverables  . . . . . . . . . . . . . . . . . . .            156,993         15,517              -
Land, Buildings and Equipment for Company Use
    (At cost less accumulated depreciation) . . . . . . . . . .            132,399            690          1,426
Deferred Policy Acquisition Costs . . . . . . . . . . . . . . .            141,653        247,190              -
Other Assets  . . . . . . . . . . . . . . . . . . . . . . . . .             74,444        167,298          5,841
                                                                       -----------     ----------      ---------
       TOTAL  . . . . . . . . . . . . . . . . . . . . . . . . .        $ 5,355,735     $9,298,916      $ 545,773
                                                                       ===========     ==========      =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Losses and Adjustment Expense . . . . . . . . . . . . . . . . .        $ 2,236,804     $   29,050      $       -
Unearned Premiums . . . . . . . . . . . . . . . . . . . . . . .            858,181          8,783              -
Life Policy Liabilities . . . . . . . . . . . . . . . . . . . .                  -        155,322              -
Funds Held Under Deposit Contracts  . . . . . . . . . . . . . .                  -      7,988,456              -
Notes and Mortgages Payable:
    Credit Company Borrowings - Non-Affiliates  . . . . . . . .                  -              -              -
    Credit Company Borrowings - Affiliates  . . . . . . . . . .                  -              -              -
    10.75% Notes Due 1995 . . . . . . . . . . . . . . . . . . .                  -              -              -
    Other Notes and Mortgages - Non-Affiliates  . . . . . . . .                  -              -        217,210
    Other Notes and Mortgages - Affiliates  . . . . . . . . . .                  -              -        161,044
Other Liabilities . . . . . . . . . . . . . . . . . . . . . . .            381,663        321,172         28,399
Federal and Canadian Income Taxes:
    Current . . . . . . . . . . . . . . . . . . . . . . . . . .              8,509         12,852          2,692
    Deferred  . . . . . . . . . . . . . . . . . . . . . . . . .             19,635        (30,206)        28,084
                                                                       -----------     ----------      ---------
       Total Liabilities  . . . . . . . . . . . . . . . . . . .          3,504,792      8,485,429        437,429
                                                                       -----------     ----------      ---------
Common Stock  . . . . . . . . . . . . . . . . . . . . . . . . .             20,026          6,001              1
Additional Paid-In Capital  . . . . . . . . . . . . . . . . . .             57,057         92,311         42,123
Retained Earnings . . . . . . . . . . . . . . . . . . . . . . .          1,530,635        841,373         66,220
Unrealized Appreciation (Depreciation) of Investment
    Securities, Net of Tax  . . . . . . . . . . . . . . . . . .            248,863       (126,198)             -
Unrealized Loss from Foreign Currency Translation, Net of Tax .             (5,638)             -              -
                                                                       -----------     ----------      ---------
       Stockholders' Equity   . . . . . . . . . . . . . . . . .          1,850,943        813,487        108,344
                                                                       -----------     ----------      ---------
       TOTAL  . . . . . . . . . . . . . . . . . . . . . . . . .        $ 5,355,735     $9,298,916      $ 545,773
                                                                       ===========     ==========      =========

- - --------------------------------------------------------------------------------------------------------------------
                                                                                         Other
                                                                         Credit           and
                                                                         Company      Eliminations     Consolidated
                                                                       ----------     ------------     -------------
ASSETS
Investments:
    Fixed Maturities Available-for-Sale, at Market Value  . . .        $        -     $   116,407      $  9,509,071
    Fixed Maturities Held-to-Maturity, at Amortized Cost  . . .                 -               -         2,053,132
    Marketable Equity Securities, at Market Value . . . . . . .                 -          95,114           855,054
    Mortgage Loans  . . . . . . . . . . . . . . . . . . . . . .                 -        (135,570)          418,983
    Real Estate (At cost less accumulated depreciation) . . . .                 -          (3,931)          475,865
    Policy Loans  . . . . . . . . . . . . . . . . . . . . . . .                 -               -            53,329
    Short-Term Investments  . . . . . . . . . . . . . . . . . .             1,050        (105,055)          101,574
                                                                       ----------     -----------      ------------
       Total Investments  . . . . . . . . . . . . . . . . . . .             1,050         (33,035)       13,467,008
Cash  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            11,061          10,559            63,504
Accrued Investment Income . . . . . . . . . . . . . . . . . . .             2,155           1,951           229,964
Finance Receivables (Less unearned finance charges
    and allowance for doubtful accounts)  . . . . . . . . . . .           619,059               -           619,059
Loans to Affiliates . . . . . . . . . . . . . . . . . . . . . .            89,073         (89,073)                -
Premiums and Other Service Fees Receivable  . . . . . . . . . .                 -           3,680           418,733
Other Notes and Accounts Receivable . . . . . . . . . . . . . .                33          (5,646)           69,572
Reinsurance Recoverables  . . . . . . . . . . . . . . . . . . .                 -               -           172,510
Land, Buildings and Equipment for Company Use
    (At cost less accumulated depreciation) . . . . . . . . . .               499          25,959           160,973
Deferred Policy Acquisition Costs . . . . . . . . . . . . . . .                 -               -           388,843
Other Assets  . . . . . . . . . . . . . . . . . . . . . . . . .            32,248          31,732           311,563
                                                                       ----------     -----------      ------------
       TOTAL  . . . . . . . . . . . . . . . . . . . . . . . . .        $  755,178     $   (53,873)     $ 15,901,729
                                                                       ==========     ===========      ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Losses and Adjustment Expense . . . . . . . . . . . . . . . . .        $        -     $         -      $  2,265,854
Unearned Premiums . . . . . . . . . . . . . . . . . . . . . . .                 -               -           866,964
Life Policy Liabilities . . . . . . . . . . . . . . . . . . . .                 -               -           155,322
Funds Held Under Deposit Contracts  . . . . . . . . . . . . . .                 -               -         7,988,456
Notes and Mortgages Payable:
    Credit Company Borrowings - Non-Affiliates  . . . . . . . .           510,600               -           510,600
    Credit Company Borrowings - Affiliates  . . . . . . . . . .           113,205        (113,205)                -
    10.75% Notes Due 1995 . . . . . . . . . . . . . . . . . . .                 -         200,000           200,000
    Other Notes and Mortgages - Non-Affiliates  . . . . . . . .                 -          55,099           272,309
    Other Notes and Mortgages - Affiliates  . . . . . . . . . .                 -        (161,044)                -
Other Liabilities . . . . . . . . . . . . . . . . . . . . . . .            24,020            (996)          754,258
Federal and Canadian Income Taxes:
    Current . . . . . . . . . . . . . . . . . . . . . . . . . .            (2,073)            647            22,627
    Deferred  . . . . . . . . . . . . . . . . . . . . . . . . .            19,833          (1,486)           35,860
                                                                       ----------     -----------       -----------
       Total Liabilities  . . . . . . . . . . . . . . . . . . .           665,585         (20,985)       13,072,250
                                                                       ----------     -----------       -----------
Common Stock  . . . . . . . . . . . . . . . . . . . . . . . . .             1,000         184,166           211,194
Additional Paid-In Capital  . . . . . . . . . . . . . . . . . .            27,000        (218,491)                -
Retained Earnings . . . . . . . . . . . . . . . . . . . . . . .            61,593          (4,021)        2,495,800
Unrealized Appreciation (Depreciation) of Investment
    Securities, Net of Tax  . . . . . . . . . . . . . . . . . .                 -           5,458           128,123
Unrealized Loss from Foreign Currency Translation, Net of Tax .                 -               -            (5,638)
                                                                       ----------     -----------      ------------
       Stockholders' Equity   . . . . . . . . . . . . . . . . .            89,593         (32,888)        2,829,479
                                                                       ----------     ------------     ------------
       TOTAL  . . . . . . . . . . . . . . . . . . . . . . . . .        $  755,178     $   (53,873)     $ 15,901,729
                                                                       ==========     ===========      ============

                      SAFECO CORPORATION AND SUBSIDIARIES
                     SUPPLEMENTAL CONSOLIDATING INFORMATION
                                  (CONTINUED)
                        BALANCE SHEET, DECEMBER 31, 1993
                                (In Thousands)

- - -----------------------------------------------------------------------------------------------------------------
                                                                       Property &        Life &           Real
                                                                        Casualty         Health          Estate
                                                                       -----------     ----------       ---------
Investments:
    Fixed Maturities, at Amortized Cost . . . . . . . . . . . .        $3,226,514      $7,426,593       $       -
    Marketable Equity Securities, at Market Value . . . . . . .           775,603          26,713               -
    Mortgage Loans  . . . . . . . . . . . . . . . . . . . . . .             3,151         487,090               -
    Real Estate (At cost less accumulated depreciation) . . . .                 -           7,492         444,431
    Policy Loans  . . . . . . . . . . . . . . . . . . . . . . .                 -          50,488               -
    Short-Term Investments  . . . . . . . . . . . . . . . . . .            90,605          77,866             228
                                                                       ----------      ----------       ---------
       Total Investments  . . . . . . . . . . . . . . . . . . .         4,095,873       8,076,242         444,659
Cash  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            28,834          19,858             494
Accrued Investment Income . . . . . . . . . . . . . . . . . . .            79,101         128,232               -
Finance Receivables (Less unearned finance charges
    and allowance for doubtful accounts)  . . . . . . . . . . .                 -               -               -
Loans to Affiliates . . . . . . . . . . . . . . . . . . . . . .                 -               -               -
Premiums and Other Service Fees Receivable  . . . . . . . . . .           375,392          13,257           8,904
Other Notes and Accounts Receivable . . . . . . . . . . . . . .             7,945          14,736          55,351
Reinsurance Recoverables  . . . . . . . . . . . . . . . . . . .           111,074          15,166               -
Land, Buildings and Equipment for Company Use
    (At cost less accumulated depreciation) . . . . . . . . . .           120,495             692           1,558
Deferred Policy Acquisition Costs . . . . . . . . . . . . . . .           133,103         234,200               -
Other Assets  . . . . . . . . . . . . . . . . . . . . . . . . .            62,789         105,478           6,445
                                                                       ----------      ----------       ---------
       TOTAL  . . . . . . . . . . . . . . . . . . . . . . . . .        $5,014,606      $8,607,861       $ 517,411
                                                                       ==========      ==========       =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Losses and Adjustment Expense . . . . . . . . . . . . . . . . .        $2,095,187      $   33,185       $       -
Unearned Premiums . . . . . . . . . . . . . . . . . . . . . . .           809,427           9,958               -
Life Policy Liabilities . . . . . . . . . . . . . . . . . . . .                 -         151,488               -
Funds Held Under Deposit Contracts  . . . . . . . . . . . . . .                 -       7,229,439               -
Notes and Mortgages Payable:
    Credit Company Borrowings - Non-Affiliates  . . . . . . . .                 -               -               -
    Credit Company Borrowings - Affiliates  . . . . . . . . . .                 -               -               -
    10.75% Notes Due 1995 . . . . . . . . . . . . . . . . . . .                 -               -               -
    Other Notes and Mortgages - Non-Affiliates  . . . . . . . .                 -               -         225,077
    Other Notes and Mortgages - Affiliates  . . . . . . . . . .                 -               -         131,816
Other Liabilities . . . . . . . . . . . . . . . . . . . . . . .           301,099         253,042          26,169
Federal and Canadian Income Taxes:
    Current . . . . . . . . . . . . . . . . . . . . . . . . . .            19,477          15,961           2,496
    Deferred  . . . . . . . . . . . . . . . . . . . . . . . . .            15,630          51,575          25,921
                                                                       ----------      ----------       ---------
       Total Liabilities  . . . . . . . . . . . . . . . . . . .         3,240,820       7,744,648         411,479
                                                                       ----------      ----------       ---------
Common Stock  . . . . . . . . . . . . . . . . . . . . . . . . .            12,526           6,006               1
Additional Paid-In Capital  . . . . . . . . . . . . . . . . . .            63,557          92,806          42,123
Retained Earnings . . . . . . . . . . . . . . . . . . . . . . .         1,468,196         757,573          63,808
Unrealized Appreciation (Depreciation) of Marketable Equity
    Securities, Net of Tax  . . . . . . . . . . . . . . . . . .           232,075           6,828               -
Unrealized Loss from Foreign Currency Translation, Net of Tax .            (2,568)              -               -
                                                                       ----------      ----------       ---------
       Stockholders' Equity   . . . . . . . . . . . . . . . . .         1,773,786         863,213         105,932
                                                                       ----------      ----------       ---------
       TOTAL  . . . . . . . . . . . . . . . . . . . . . . . . .        $5,014,606      $8,607,861       $ 517,411
                                                                       ==========      ==========       =========

- - --------------------------------------------------------------------------------------------------------------------
                                                                                         Other
                                                                         Credit           and
                                                                         Company      Eliminations     Consolidated
                                                                       ----------     ------------     -------------
Investments:
    Fixed Maturities, at Amortized Cost . . . . . . . . . . . .        $        -     $    67,869      $ 10,720,976
    Marketable Equity Securities, at Market Value . . . . . . .               147         107,789           910,252
    Mortgage Loans  . . . . . . . . . . . . . . . . . . . . . .                 -         (88,103)          402,138
    Real Estate (At cost less accumulated depreciation) . . . .                 -          (4,126)          447,797
    Policy Loans  . . . . . . . . . . . . . . . . . . . . . . .                 -               -            50,488
    Short-Term Investments  . . . . . . . . . . . . . . . . . .             3,895         (63,547)          109,047
                                                                         --------     -----------      ------------
       Total Investments  . . . . . . . . . . . . . . . . . . .             4,042          19,882        12,640,698
Cash  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             4,790          13,857            67,833
Accrued Investment Income . . . . . . . . . . . . . . . . . . .             1,681           1,275           210,289
Finance Receivables (Less unearned finance charges
    and allowance for doubtful accounts)  . . . . . . . . . . .           547,759               -           547,759
Loans to Affiliates . . . . . . . . . . . . . . . . . . . . . .            84,694         (84,694)                -
Premiums and Other Service Fees Receivable  . . . . . . . . . .                 -           3,320           400,873
Other Notes and Accounts Receivable . . . . . . . . . . . . . .               367          (2,422)           75,977
Reinsurance Recoverables  . . . . . . . . . . . . . . . . . . .                 -               -           126,240
Land, Buildings and Equipment for Company Use
    (At cost less accumulated depreciation) . . . . . . . . . .               527          26,346           149,618
Deferred Policy Acquisition Costs . . . . . . . . . . . . . . .                 -               -           367,303
Other Assets  . . . . . . . . . . . . . . . . . . . . . . . . .            16,199          29,790           220,701
                                                                       ----------     -----------      ------------
       TOTAL  . . . . . . . . . . . . . . . . . . . . . . . . .        $  660,059     $     7,354      $ 14,807,291
                                                                       ==========      ==========       =========--
LIABILITIES AND STOCKHOLDERS' EQUITY
Losses and Adjustment Expense . . . . . . . . . . . . . . . . .        $        -     $         -      $  2,128,372
Unearned Premiums . . . . . . . . . . . . . . . . . . . . . . .                 -               -           819,385
Life Policy Liabilities . . . . . . . . . . . . . . . . . . . .                 -               -           151,488
Funds Held Under Deposit Contracts  . . . . . . . . . . . . . .                 -               -         7,229,439
Notes and Mortgages Payable:
    Credit Company Borrowings - Non-Affiliates  . . . . . . . .           427,930               -           427,930
    Credit Company Borrowings - Affiliates  . . . . . . . . . .           113,015        (113,015)                -
    10.75% Notes Due 1995 . . . . . . . . . . . . . . . . . . .                 -         200,000           200,000
    Other Notes and Mortgages - Non-Affiliates  . . . . . . . .                 -          65,428           290,505
    Other Notes and Mortgages - Affiliates  . . . . . . . . . .                 -        (131,816)                -
Other Liabilities . . . . . . . . . . . . . . . . . . . . . . .            21,448          28,133           629,891
Federal and Canadian Income Taxes:
    Current . . . . . . . . . . . . . . . . . . . . . . . . . .            (1,983)          2,012            37,963
    Deferred  . . . . . . . . . . . . . . . . . . . . . . . . .            15,917           8,884           117,927
                                                                       ----------     -----------      ------------
       Total Liabilities  . . . . . . . . . . . . . . . . . . .           576,327          59,626        12,032,900
                                                                       ----------     -----------      ------------
Common Stock  . . . . . . . . . . . . . . . . . . . . . . . . .             1,000         187,947           207,480
Additional Paid-In Capital  . . . . . . . . . . . . . . . . . .            27,000        (225,486)                -
Retained Earnings . . . . . . . . . . . . . . . . . . . . . . .            55,736         (37,991)        2,307,322
Unrealized Appreciation (Depreciation) of Marketable Equity
    Securities, Net of Tax  . . . . . . . . . . . . . . . . . .                (4)         23,258           262,157
Unrealized Loss from Foreign Currency Translation, Net of Tax .                 -               -            (2,568)
                                                                       ----------     -----------      ------------
       Stockholders' Equity   . . . . . . . . . . . . . . . . .            83,732         (52,272)        2,774,391
                                                                       ----------     -----------      ------------
       TOTAL  . . . . . . . . . . . . . . . . . . . . . . . . .        $  660,059     $     7,354      $ 14,807,291
                                                                       ==========     ===========      ============

                      SAFECO CORPORATION AND SUBSIDIARIES
                     SUPPLEMENTAL CONSOLIDATING INFORMATION
            STATEMENT OF INCOME FOR THE YEAR ENDED DECEMBER 31, 1994
                                (In Thousands)

- - ----------------------------------------------------------------------------------------------------------------------------
                                                                                   Property &        Life &          Real
                                                                                    Casualty         Health         Estate
                                                                                   -----------     ----------      ---------
REVENUES:
    Insurance:
       Property and Casualty Earned Premiums  . . . . . . . . . . . . . . . . .     $2,053,431      $       -        $      -
       Life and Health Premiums and Other Revenues  . . . . . . . . . . . . . .              -        276,771               -
                                                                                    ----------      ---------        --------
       Total  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      2,053,431        276,771               -
    Real Estate . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              -              -         107,315
    Finance . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              -              -               -
    Asset Management  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              -              -               -
    Net Investment Income . . . . . . . . . . . . . . . . . . . . . . . . . . .        283,481        706,217               -
    Realized Investment Gain  . . . . . . . . . . . . . . . . . . . . . . . . .         31,003          5,888            (174)
                                                                                    ----------      ---------        --------
          Total   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      2,367,915        988,876         107,141
                                                                                    ----------      ---------        --------
EXPENSES:
    Losses, Adjustment Expense and Policy Benefits  . . . . . . . . . . . . . .      1,528,067        674,215               -
    Commissions . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        308,513         85,615               -
    Personnel Costs . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        148,246         47,698          16,641
    Interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              -              -          25,080
    Dividends to Policyholders  . . . . . . . . . . . . . . . . . . . . . . . .         22,835              -               -
    Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        131,665         58,398          55,442
    Amortization of Deferred Policy Acquisition Costs . . . . . . . . . . . . .        365,196         29,407               -
    Deferral of Policy Acquisition Costs  . . . . . . . . . . . . . . . . . . .       (373,746)       (43,360)              -
                                                                                    ----------      ---------        --------
          Total   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      2,130,776        851,973          97,163
                                                                                    ----------      ---------        --------

Income Before Income Taxes  . . . . . . . . . . . . . . . . . . . . . . . . . .        237,139        136,903           9,978
                                                                                    ----------      ---------        --------

Provision (Benefit) for Federal and Canadian Income Taxes:
    Current . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         27,082         58,332           1,360
    Deferred  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (3,382)       (10,152)          2,163
                                                                                    ----------      ---------        --------
          Total   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         23,700         48,180           3,523
                                                                                    ----------      ---------        --------
Net Income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $  213,439      $  88,723        $  6,455
                                                                                    ==========      =========        ========

- - ---------------------------------------------------------------------------------------------------------------
                                                                                     Other
                                                                                      and
                                                                                  Eliminations     Consolidated
                                                                                  ------------     ------------
REVENUES:
    Insurance:
       Property and Casualty Earned Premiums  . . . . . . . . . . . . . . . . .     $      -        $2,053,431
       Life and Health Premiums and Other Revenues  . . . . . . . . . . . . . .            -           276,771
                                                                                    --------        ----------
       Total  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            -         2,330,202
    Real Estate . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            -           107,315
    Finance . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       53,851            53,851
    Asset Management  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       15,055            15,055
    Net Investment Income . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,912           991,610
    Realized Investment Gain  . . . . . . . . . . . . . . . . . . . . . . . . .        2,323            39,040
                                                                                    --------        ----------
          Total   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       73,141         3,537,073
                                                                                    --------        ----------
EXPENSES:
    Losses, Adjustment Expense and Policy Benefits  . . . . . . . . . . . . . .            -         2,202,282
    Commissions . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            -           394,128
    Personnel Costs . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       11,941           224,526
    Interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       44,266            69,346
    Dividends to Policyholders  . . . . . . . . . . . . . . . . . . . . . . . .            -            22,835
    Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       11,213           256,718
    Amortization of Deferred Policy Acquisition Costs . . . . . . . . . . . . .            -           394,603
    Deferral of Policy Acquisition Costs  . . . . . . . . . . . . . . . . . . .            -          (417,106)
                                                                                    --------        ----------
          Total   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       67,420         3,147,332
                                                                                    --------        ----------

Income Before Income Taxes  . . . . . . . . . . . . . . . . . . . . . . . . . .        5,721           389,741
                                                                                    --------        ----------

Provision (Benefit) for Federal and Canadian Income Taxes:
    Current . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (3,165)           83,609
    Deferred  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        3,129            (8,242)
                                                                                    --------        ----------
          Total   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (36)           75,367
                                                                                    --------        ----------
Net Income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $  5,757        $  314,374
                                                                                    ========        ==========

                      SAFECO CORPORATION AND SUBSIDIARIES
                     SUPPLEMENTAL CONSOLIDATING INFORMATION
                            STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 1994
                                (In Thousands)

- - ----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                           Real
                                                                                        Property &         Life &         Estate
                                                                                         Casualty          Health        Companies
                                                                                        -----------      ----------      ---------
OPERATING ACTIVITIES:
     Insurance Premiums Received  . . . . . . . . . . . . . . . . . . . . . . . .       $ 2,079,689      $  233,129     $       -
     Dividends and Interest Received  . . . . . . . . . . . . . . . . . . . . . .           276,171         641,759         3,454
     Other Operating Receipts . . . . . . . . . . . . . . . . . . . . . . . . . .                 -          25,499        99,059
     Insurance Claims and Policy Benefits Paid  . . . . . . . . . . . . . . . . .        (1,431,899)       (242,523)            -
     Underwriting, Acquisition and Insurance Operating
        Costs Paid  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (586,239)       (187,356)            -
     Interest Paid  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 -               -       (24,816)
     Other Operating Costs Paid . . . . . . . . . . . . . . . . . . . . . . . . .                 -               -       (52,475)
     Income Taxes Paid  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (31,717)        (61,440)       (1,137)
                                                                                         ----------      ----------     ---------
        Net Cash Provided by Operating Activities   . . . . . . . . . . . . . . .           306,005         409,068        24,085
                                                                                         ----------      ----------     ---------
INVESTING ACTIVITIES:
     Purchase of:
        Fixed Maturities Available-for-Sale   . . . . . . . . . . . . . . . . . .          (939,765)     (1,110,154)            -
        Fixed Maturities Held-to-Maturity   . . . . . . . . . . . . . . . . . . .                 -        (358,297)            -
        Equities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (95,991)         (1,177)            -
        Other Investments   . . . . . . . . . . . . . . . . . . . . . . . . . . .           (18,869)       (147,100)      (56,866)
     Maturities of Fixed Maturities Available-for-Sale  . . . . . . . . . . . . .           265,255         476,410             -
     Maturities of Fixed Maturities Held-to-Maturity  . . . . . . . . . . . . . .                 -          54,564             -
     Sale of:
        Fixed Maturities Available-for-Sale   . . . . . . . . . . . . . . . . . .           525,875         250,227             -
        Fixed Maturities Held-to-Maturity   . . . . . . . . . . . . . . . . . . .                 -               -             -
        Equities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            93,327             651             -
        Other Investments   . . . . . . . . . . . . . . . . . . . . . . . . . . .            15,662          74,679        39,125
     Net Decrease (Increase) in Short-Term Investments  . . . . . . . . . . . . .           (42,002)          9,360          (522)
     Finance Receivables Originated or Acquired . . . . . . . . . . . . . . . . .                 -               -             -
     Principal Payments Received on Finance Receivables . . . . . . . . . . . . .                 -               -             -
     Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (33,328)            545          (511)
                                                                                         ----------      ----------      ---------
        Net Cash Used in Investing Activities   . . . . . . . . . . . . . . . . .          (229,836)       (750,292)      (18,774)
                                                                                         ----------      ----------      ---------
FINANCING ACTIVITIES:
     Funds Received Under Deposit Contracts . . . . . . . . . . . . . . . . . . .                 -       1,012,164             -
     Return of Funds Held Under Deposit Contracts . . . . . . . . . . . . . . . .                 -        (659,698)            -
     Proceeds from Notes and Mortgage Borrowings  . . . . . . . . . . . . . . . .                 -               -        69,734
     Repayment of Notes and Mortgage Borrowings . . . . . . . . . . . . . . . . .                 -               -       (69,358)
     Net Proceeds from (Repayment of) Short-Term Borrowings . . . . . . . . . . .            28,293             842          (594)
     Common Stock Reacquired  . . . . . . . . . . . . . . . . . . . . . . . . . .                 -               -             -
     Dividends Paid to Stockholders . . . . . . . . . . . . . . . . . . . . . . .          (119,000)         (4,720)       (3,640)
     Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 -               -        (1,581)
                                                                                         ----------      ----------      --------
        Net Cash Provided by (Used in) Financing Activities   . . . . . . . . . .           (90,707)        348,588        (5,439)
                                                                                         ----------      ----------      --------
Net (Decrease) Increase in Cash . . . . . . . . . . . . . . . . . . . . . . . . .           (14,538)          7,364          (128)
Cash at the Beginning of Year . . . . . . . . . . . . . . . . . . . . . . . . . .            28,834          19,858           494
                                                                                         ----------      ----------      --------
Cash at the End of Year . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $   14,296      $   27,222      $    366
                                                                                         ==========      ==========      ========

- - -----------------------------------------------------------------------------------------------------------------------
                                                                                           Other and
                                                                                          Eliminations     Consolidated
                                                                                          ------------     ------------
OPERATING ACTIVITIES:
     Insurance Premiums Received  . . . . . . . . . . . . . . . . . . . . . . . .         $         -      $  2,312,818
     Dividends and Interest Received  . . . . . . . . . . . . . . . . . . . . . .              48,883           970,267
     Other Operating Receipts . . . . . . . . . . . . . . . . . . . . . . . . . .              50,731           175,289
     Insurance Claims and Policy Benefits Paid  . . . . . . . . . . . . . . . . .                   -        (1,674,422)
     Underwriting, Acquisition and Insurance Operating
        Costs Paid  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               5,359          (768,236)
     Interest Paid  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             (44,982)          (69,798)
     Other Operating Costs Paid . . . . . . . . . . . . . . . . . . . . . . . . .             (48,212)         (100,687)
     Income Taxes Paid  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               2,084           (92,210)
                                                                                          -----------      ------------
        Net Cash Provided by Operating Activities   . . . . . . . . . . . . . . .              13,863           753,021
                                                                                          -----------      ------------
INVESTING ACTIVITIES:
     Purchase of:
        Fixed Maturities Available-for-Sale   . . . . . . . . . . . . . . . . . .             (74,253)       (2,124,172)
        Fixed Maturities Held-to-Maturity   . . . . . . . . . . . . . . . . . . .                   -          (358,297)
        Equities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             (27,420)         (124,588)
        Other Investments   . . . . . . . . . . . . . . . . . . . . . . . . . . .              50,755          (172,080)
     Maturities of Fixed Maturities Available-for-Sale  . . . . . . . . . . . . .               4,718           746,383
     Maturities of Fixed Maturities Held-to-Maturity  . . . . . . . . . . . . . .                   -            54,564
     Sale of:
        Fixed Maturities Available-for-Sale   . . . . . . . . . . . . . . . . . .              10,259           786,361
        Fixed Maturities Held-to-Maturity   . . . . . . . . . . . . . . . . . . .                   -                 -
        Equities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              26,745           120,723
        Other Investments   . . . . . . . . . . . . . . . . . . . . . . . . . . .              (6,563)          122,903
     Net Decrease (Increase) in Short-Term Investments  . . . . . . . . . . . . .              47,102            13,938
     Finance Receivables Originated or Acquired . . . . . . . . . . . . . . . . .            (301,821)         (301,821)
     Principal Payments Received on Finance Receivables . . . . . . . . . . . . .             229,198           229,198
     Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             (18,207)          (51,501)
                                                                                          ------------     ------------
        Net Cash Used in Investing Activities   . . . . . . . . . . . . . . . . .             (59,487)       (1,058,389)
                                                                                          ------------     ------------
FINANCING ACTIVITIES:
     Funds Received Under Deposit Contracts . . . . . . . . . . . . . . . . . . .                   -         1,012,164
     Return of Funds Held Under Deposit Contracts . . . . . . . . . . . . . . . .                   -          (659,698)
     Proceeds from Notes and Mortgage Borrowings  . . . . . . . . . . . . . . . .             (30,000)           39,734
     Repayment of Notes and Mortgage Borrowings . . . . . . . . . . . . . . . . .             (50,603)         (119,961)
     Net Proceeds from (Repayment of) Short-Term Borrowings . . . . . . . . . . .             122,045           150,586
     Common Stock Reacquired  . . . . . . . . . . . . . . . . . . . . . . . . . .              (5,327)           (5,327)
     Dividends Paid to Stockholders . . . . . . . . . . . . . . . . . . . . . . .               8,973          (118,387)
     Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               3,509             1,928
                                                                                          -----------      ------------
        Net Cash Provided by (Used in) Financing Activities   . . . . . . . . . .              48,597           301,039
                                                                                          -----------      ------------
Net (Decrease) Increase in Cash . . . . . . . . . . . . . . . . . . . . . . . . .               2,973            (4,329)
Cash at the Beginning of Year . . . . . . . . . . . . . . . . . . . . . . . . . .              18,647            67,833
                                                                                          -----------      ------------
Cash at the End of Year . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $    21,620      $     63,504
                                                                                          ===========      ============

                                                                      Schedule I
                      SAFECO CORPORATION AND SUBSIDIARIES

                            SUMMARY OF INVESTMENTS -
                   OTHER THAN INVESTMENTS IN RELATED PARTIES
                               DECEMBER 31, 1994
                                (In Thousands)


Column A                                                                Column B           Column C          Column D
- - --------                                                               ----------         ----------         ---------
                                                                                                               Amount
                                                                                                             at Which
                                                                                                               Shown
                                                                                                               in the
                                                                                            Market            Balance
Type of Investment                                                        Cost               Value             Sheet
- - ------------------                                                     ----------         -----------        ---------
Fixed Maturities Available-for-Sale:
     Bonds:
        United States Government and Government
           Agencies and Authorities   . . . . . . . . . . . . . . .        $ 1,050,325       $ 1,013,397       $ 1,013,397
        States, Municipalities and Political
           Subdivisions   . . . . . . . . . . . . . . . . . . . . .          2,740,754         2,828,455         2,828,455
        Foreign Governments   . . . . . . . . . . . . . . . . . . .            227,398           246,565           246,565
        Public Utilities  . . . . . . . . . . . . . . . . . . . . .          1,503,815         1,464,172         1,464,172
        Convertibles and Bonds
           with Warrants Attached   . . . . . . . . . . . . . . . .             21,490            22,408            22,408
        All Other Corporate Bonds   . . . . . . . . . . . . . . . .          4,033,980         3,902,143         3,902,143
     Redeemable Preferred Stock . . . . . . . . . . . . . . . . . .             30,448            31,931            31,931
                                                                           -----------       -----------       -----------
                  Total Fixed Maturities classified
                  as Available-for-Sale (1)   . . . . . . . . . . .          9,608,210       $ 9,509,071         9,509,071
                                                                           -----------       ===========       -----------
Fixed Maturities Held-to-Maturity:
     Bonds:
        United States Government and Government
           Agencies and Authorities   . . . . . . . . . . . . . . .            246,233       $   230,338           246,233
        States, Municipalities and Political Subdivisions   . . . .             36,517            38,250            36,517
        Foreign Governments   . . . . . . . . . . . . . . . . . . .            139,951           140,168           139,951
        Public Utilities  . . . . . . . . . . . . . . . . . . . . .            434,962           430,781           434,962
        All Other Corporate Bonds   . . . . . . . . . . . . . . . .          1,195,469         1,108,772         1,195,469
                                                                           -----------       -----------       -----------
                  Total Fixed Maturities classified
                  as Held-to-Maturity (1)   . . . . . . . . . . . .          2,053,132       $ 1,948,309         2,053,132
                                                                           -----------       ===========       -----------
Equity Securities:
     Common Stocks:
        Public Utilities  . . . . . . . . . . . . . . . . . . . . .             59,831       $    81,305            81,305
        Banks, Trust and Insurance Companies  . . . . . . . . . . .             34,205            73,539            73,539
        Industrial, Miscellaneous and All Other   . . . . . . . . .            282,186           480,765           480,765
     Non-Redeemable Preferred Stocks  . . . . . . . . . . . . . . .            188,785           219,445           219,445
                                                                           -----------       -----------       -----------
                  Total Equity Securities   . . . . . . . . . . . .            565,007       $   855,054           855,054
                                                                           -----------       ===========       -----------
Other:
     Mortgage Loans on Real Estate (1)  . . . . . . . . . . . . . .            418,983                             418,983
     Real Estate (Net of depreciation) (1)  . . . . . . . . . . . .            475,865                             475,865
     Policy Loans . . . . . . . . . . . . . . . . . . . . . . . . .             53,329                              53,329
     Short-Term Investments . . . . . . . . . . . . . . . . . . . .            101,574                             101,574
                                                                           -----------                         -----------
                  Total Other   . . . . . . . . . . . . . . . . . .          1,049,751                           1,049,751
                                                                           -----------                         -----------
                       Total Investments  . . . . . . . . . . . . .        $13,276,100                         $13,467,008
                                                                           ===========                         ===========

(1) The carrying value of investments in fixed maturities, mortgage loans and real estate that have not produced income for the last twelve months is less than one percent of the total of such investments at December 31, 1994.

                                                                    Schedule II
                              SAFECO CORPORATION
                             (Parent Company Only)

                                 Balance Sheet
                      (In Thousands Except Share Amounts)
                             _____________________



                           ASSETS
                                                                        December 31
                                                                   1994             1993
                                                                ----------        ---------
Investments:
     Stock of Subsidiaries - At Cost Plus Equity in
       Undistributed Earnings Since Acquisition
       (Includes unrealized appreciation of
       investment securities, net of
       tax, held by subsidiaries)   . . . . . . . . . . .        $2,907,866        $2,867,013
     Marketable Equity Securities, at Market Value
       (Cost: 1994 - $76,058; 1993 - $72,521)   . . . . .            88,739           102,845
     Fixed Maturities Available-for-Sale,
       at Market Value (Amortized cost: $89,793)  . . . .            80,821                --
     Fixed Maturities Held-to-Maturity, at Amortized
       Cost (Market Value: $54,122)   . . . . . . . . . .                --            51,803
     Short-Term Investments   . . . . . . . . . . . . . .             3,385            38,945
     Other Security Investments - At Cost   . . . . . . .             1,732               943
                                                                 ----------        ----------
            Total Investments   . . . . . . . . . . . . .         3,082,543         3,061,549
Cash. . . . . . . . . . . . . . . . . . . . . . . . . . .                 5             1,939
Dividends Receivable from Affiliated Companies  . . . . .            32,403             1,000
Accounts Receivable from Affiliated Companies  . . . . .                 --             5,870
Federal Income Taxes - Current  . . . . . . . . . . . . .               204                --
Other Assets  . . . . . . . . . . . . . . . . . . . . . .             4,098             2,435
                                                                 ----------        ----------
        TOTAL ASSETS  . . . . . . . . . . . . . . . . . .        $3,119,253        $3,072,793
                                                                 ==========        ==========

           LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                        December 31
                                                                   1994              1993
                                                                ----------         ---------
Liabilities:
     Accounts and Interest Payable - Other  . . . . . . .        $    6,430        $    6,507
     Federal Income Tax:
          Current   . . . . . . . . . . . . . . . . . . .                --             1,317
          Deferred  . . . . . . . . . . . . . . . . . . .             2,496            12,256
     Dividends Payable to Stockholders  . . . . . . . . .            30,848            28,322
     10.75% Notes Due September 1995  . . . . . . . . . .           200,000           200,000
     Medium-Term Notes  . . . . . . . . . . . . . . . . .            50,000            50,000
                                                                 ----------        ----------
             Total Liabilities  . . . . . . . . . . . . .           289,774           298,402
                                                                 ----------        ----------
Stockholders' Equity:
     Preferred Stock, No Par Value:
          Shares Authorized:  10,000,000
          Shares Issued and Outstanding:  None
     Common Stock, No Par Value:
          Shares Authorized:  150,000,000
          Shares Reserved for Options:
             1994 - 2,042,691; 1993 - 2,128,828
          Shares Issued and Outstanding:
             1994 - 62,951,634; 1993 - 62,931,562   . . .           211,194           207,480
     Retained Earnings  . . . . . . . . . . . . . . . . .         2,495,800         2,307,322
     Unrealized Appreciation of Investment
          Securities, Net of Tax  . . . . . . . . . . . .           128,123           262,157
     Unrealized Loss from Foreign Currency
          Translation, Net of Tax   . . . . . . . . . . .            (5,638)           (2,568)
                                                                 ----------        ----------
             Total Stockholders' Equity   . . . . . . . .         2,829,479         2,774,391
                                                                 ----------        ----------
             TOTAL LIABILITIES AND
               STOCKHOLDERS' EQUITY   . . . . . . . . . .        $3,119,253        $3,072,793
                                                                 ==========        ==========


                                                                  Schedule II
                               SAFECO CORPORATION
                             (Parent Company Only)

                              STATEMENT OF INCOME
                                (In Thousands)

                                                                                       Year Ended December 31
                                                                                  1994             1993           1992
                                                                                 -------         -------        --------
REVENUES:
     Dividends Received from Non-Affiliates . . . . . . . . . . . . . . . .      $  6,746        $ 10,480      $  6,182
     Interest Earned - Affiliate  . . . . . . . . . . . . . . . . . . . . .            58             859           678
                     - Others . . . . . . . . . . . . . . . . . . . . . . .         5,035           4,016         1,619
     Equity in Loss of Unconsolidated Affiliate . . . . . . . . . . . . . .          (211)           (574)         (555)
     Realized Gain from Security Investments  . . . . . . . . . . . . . . .         2,685          11,958         2,539
                                                                                 --------        --------      --------
        Total Revenues  . . . . . . . . . . . . . . . . . . . . . . . . . .        14,313          26,739        10,463
                                                                                 --------        --------      --------
EXPENSES:
     Interest Expense . . . . . . . . . . . . . . . . . . . . . . . . . . .        25,072          24,792        22,756
     Miscellaneous  . . . . . . . . . . . . . . . . . . . . . . . . . . . .           638             476           864
                                                                                 --------        --------      --------
        Total Expenses  . . . . . . . . . . . . . . . . . . . . . . . . . .        25,710          25,268        23,620
                                                                                 --------        --------      --------
Income (Loss) Before Income Taxes . . . . . . . . . . . . . . . . . . . . .       (11,397)          1,471       (13,157)
Federal Income Tax Benefit
    (Includes provision on realized gain:
     1994 - $940; 1993 - $4,518; 1992 - $863) . . . . . . . . . . . . . . .         5,806           1,864         5,855
                                                                                 --------        --------      --------
Income (Loss) Before Cumulative Effect of Accounting Change  . . . . .  . .        (5,591)          3,335        (7,302)
Cumulative Effect of Accounting Change for Income Taxes . . . . . . . . . .            --            (687)           --
                                                                                 --------        --------      --------
Income (Loss) Before Equity in Earnings of Subsidiaries  . . . . . . . . . .       (5,591)          2,648        (7,302)
Equity in Earnings of Subsidiaries
     (Includes dividends accrued and received)  . . . . . . . . . . . . . .       319,965         426,130       318,596
                                                                                 --------        --------      --------
        Consolidated Net Income   . . . . . . . . . . . . . . . . . . . . .      $314,374        $428,778      $311,294
                                                                                 ========        ========      ========

DIVIDENDS ACCRUED AND RECEIVED FROM SUBSIDIARIES (Cash):
     SAFECO Insurance Company of America  . . . . . . . . . . . . . . . . .      $ 78,000        $ 69,000      $ 60,500
     General Insurance Company of America . . . . . . . . . . . . . . . . .        56,000          48,500        43,000
     First National Insurance Company of America  . . . . . . . . . . . . .         6,000           8,500         5,500
     SAFECO National Insurance Company  . . . . . . . . . . . . . . . . . .         4,000           3,000         8,000
     SAFECO Insurance Company of Illinois . . . . . . . . . . . . . . . . .         6,000           5,000         6,000
     SAFECO Life Insurance Company  . . . . . . . . . . . . . . . . . . . .         4,000           4,000         4,000
     SAFECO Administrative Services, Inc. . . . . . . . . . . . . . . . . .           720             560           800
     SAFECO Properties, Inc.  . . . . . . . . . . . . . . . . . . . . . . .         4,043           1,336         1,320
     SAFECO Credit Company, Inc.  . . . . . . . . . . . . . . . . . . . . .         1,508           1,532         1,596
     SAFECO Asset Management Company  . . . . . . . . . . . . . . . . . . .         2,000           2,000            --
                                                                                 --------        --------      --------
        Total   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $162,271        $143,428      $130,716
                                                                                 ========        ========      ========


                                                                   Schedule II
                               SAFECO CORPORATION
                             (Parent Company Only)

                            STATEMENT OF CASH FLOWS
                                (In Thousands)

                                                                                          Year Ended December 31
                                                                                     1994          1993           1992
                                                                                  --------        -------       --------
OPERATING ACTIVITIES:
 Dividends and Interest Received - Affiliates . . . . . . . . . . . . . . . .     $ 128,868      $ 144,288      $ 130,930
                                 - Other  . . . . . . . . . . . . . . . . . .        11,447         10,739          7,018
 Interest Paid  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (25,317)       (25,064)       (22,653)
 Other Operating Costs Paid . . . . . . . . . . . . . . . . . . . . . . . . .        (1,330)          (404)          (458)
 Income Taxes Received  . . . . . . . . . . . . . . . . . . . . . . . . . . .         4,399          7,432            600
                                                                                  ---------      ---------      ---------
     Net Cash Provided By Operating Activities  . . . . . . . . . . . . . . .       118,067        136,991        115,437
                                                                                  ---------      ---------      ---------
INVESTING ACTIVITIES:
 Purchase of:
     Fixed Maturities Available-for-Sale  . . . . . . . . . . . . . . . . . .       (45,393)            --             --
     Fixed Maturities Held-to-Maturity  . . . . . . . . . . . . . . . . . . .            --        (12,883)       (42,106)
     Equities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (27,421)       (32,902)            --
 Maturities of Fixed Maturities Available-for-Sale  . . . . . . . . . . . . .         2,018             --             --
 Maturities of Fixed Maturities Held-to-Maturity  . . . . . . . . . . . . . .            --            705            917
 Sales of:
   Fixed Maturities Available-for-Sale  . . . . . . . . . . . . . . . . . . .         4,952             --             --
   Fixed Maturities Held-to-Maturity  . . . . . . . . . . . . . . . . . . . .            --         15,665            532
   Equities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        26,285         27,692          3,586
 Net (Increase) Decrease in Short-Term Investments  . . . . . . . . . . . . .        41,396        (13,245)       (20,265)
 Other    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (1,000)            --         (1,878)
                                                                                  ---------      ---------      ---------
     Net Cash (Used In) Provided By Investing Activities  . . . . . . . . . .           837        (14,968)       (59,214)
                                                                                  ---------      ---------      ---------
FINANCING ACTIVITIES:
 Proceeds from Medium-Term Note Borrowings  . . . . . . . . . . . . . . . . .            --          7,150         42,850
 Capital Contributions to Affiliates  . . . . . . . . . . . . . . . . . . . .          (750)       (19,175)            --
 Return of Capital Distribution . . . . . . . . . . . . . . . . . . . . . . .            --             --          1,000
 Common Stock Reacquired  . . . . . . . . . . . . . . . . . . . . . . . . . .        (5,327)        (4,329)       (11,897)
 Dividends Paid to Stockholders . . . . . . . . . . . . . . . . . . . . . . .      (118,387)      (108,133)       (97,953)
 Other    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         3,626          4,153          7,969
                                                                                  ---------      ---------      ---------
     Net Cash Used In Financing Activities  . . . . . . . . . . . . . . . . .      (120,838)      (120,334)       (58,031)
                                                                                  ---------      ---------      ---------
Net Increase (Decrease) in Cash . . . . . . . . . . . . . . . . . . . . . . .        (1,934)         1,689         (1,808)
Cash at Beginning of Year . . . . . . . . . . . . . . . . . . . . . . . . . .         1,939            250          2,058
                                                                                  ---------      ---------      ---------
Cash at End of Year . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $       5      $   1,939      $     250
                                                                                  =========      =========      =========

                                                                   SCHEDULE III

                                    SAFECO CORPORATION AND SUBSIDIARIES
                                    SUPPLEMENTARY INSURANCE INFORMATION
                            FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
                                               (In Thousands)

Column A                              Column B     Column C      Column D     Column E    Column F
- - --------                              --------     --------      --------     --------    --------
                                                    Reserve                     Other
                                                     for                        Policy
                                                    Future                    Claims and
                                                    Policy                     Benefits
                                                   Benefits,                    Payable   Premiums
                                       Deferred     Losses,                    (Funds       and
                                        Policy      Claims                    Held Under  Service
                                      Acquisition  and Loss      Unearned      Deposit      Fee
Segment                                  Costs     Expenses      Premiums     Contracts)  Revenues
- - -------                               -----------  ---------     --------     ----------  --------
1994
Property and Casualty:
       Personal . . . . . . . .        $ 102,745   $1,168,981    $ 553,811                $1,469,857
       Commercial and Surety  .           38,908    1,067,823      304,370                   583,574
                                       ---------   ----------    ---------                ----------
         Total  . . . . . . . .          141,653    2,236,804      858,181                 2,053,431
                                       ---------   ----------    ---------                ----------

Life and Health:
       Financial Services . . .          151,614      108,822        6,797  $4,871,635        46,642
       Employee Benefits  . . .           95,576       75,550        1,986   3,116,821       230,129
                                       ---------   ----------    ---------  ----------    ----------
         Total  . . . . . . . .          247,190      184,372        8,783   7,988,456       276,771
                                       ---------   ----------    ---------  ----------    ----------
Real Estate . . . . . . . . . .               --           --           --          --            --
Other and Eliminations  . . . .               --           --           --          --            --
                                       ---------   ----------    ---------  ----------    ----------
         Consolidated Totals  .        $ 388,843   $2,421,176    $ 866,964  $7,988,456    $2,330,202
                                       =========   ==========    =========  ==========    ==========

1993
Property and Casualty:
       Personal . . . . . . . .        $  97,104   $1,088,269    $ 515,820                $1,400,705
       Commercial and Surety  .           35,999    1,006,918      293,607                   529,009
                                       ---------   ----------    ---------                ----------
         Total  . . . . . . . .          133,103    2,095,187      809,427                 1,929,714
                                       ---------   ----------    ---------                ----------

Life and Health:
       Financial Services . . .          137,479      109,272        7,246  $4,184,024        44,156
       Employee Benefits  . . .           96,721       75,401        2,712   3,045,415       261,807
                                       ---------   ----------    ---------  ----------    ----------
         Total  . . . . . . . .          234,200      184,673        9,958   7,229,439       305,963
                                       ---------   ----------    ---------  ----------    ----------
Real Estate . . . . . . . . . .               --           --           --          --            --
Other and Eliminations  . . . .               --           --           --          --            --
                                       ---------   ----------    ---------  ----------    ----------
         Consolidated Totals  .        $ 367,303   $2,279,860    $ 819,385  $7,229,439    $2,235,677
                                       =========   ==========    =========  ==========    ==========


Column A                              Column G       Column H     Column I       Column J       Column K
- - --------                              --------       --------     --------       --------       --------
                                                                                    Other
                                                                  Amortiza-       Operating
                                                     Benefits,      tion of        Costs
                                                       Claims,     Deferred      (Including
                                         Net         Losses and     Policy        Dividends       Net
                                      Investment     Adjustment   Acquisition    to Policy-     Premiums
Segment                               Income (1)     Expense         Costs         holders)     Written
- - -------                               ----------     ----------   -----------    ----------     ---------
1994
Property and Casualty:
       Personal . . . . . . . .                    $1,142,855      $ 272,545     $ 122,388      $1,507,546
       Commercial and Surety  .                       385,212         92,651       115,125         595,919
                                                   ----------      ---------     ---------      ----------
         Total  . . . . . . . .        $ 283,481    1,528,067        365,196       237,513      $2,103,465
                                       ---------   ----------      ---------     ---------      ==========

Life and Health:
       Financial Services . . .          435,101      354,463          9,914        53,680
       Employee Benefits  . . .          271,116      319,752         19,493        94,671
                                       ---------   ----------      ---------     ---------
         Total  . . . . . . . .          706,217      674,215         29,407       148,351
                                       ---------   ----------      ---------     ---------
Real Estate . . . . . . . . . .               --           --             --        97,163
Other and Eliminations  . . . .            1,912           --             --        67,420
                                       ---------   ----------      ---------     ---------
         Consolidated Totals  .        $ 991,610   $2,202,282      $ 394,603     $ 550,447
                                       =========   ==========      =========     =========

1993
Property and Casualty:
       Personal . . . . . . . .                    $1,018,241      $ 260,094      $146,388      $1,446,534
       Commercial and Surety  .                       332,387         81,903       120,853         553,631
                                                   ----------      ---------     ---------      ----------
         Total  . . . . . . . .        $ 277,643    1,350,628        341,997       267,241      $2,000,165
                                       ---------   ----------      ---------     ---------      ==========

Life and Health:
       Financial Services . . .          390,550      319,202          7,395        53,057
       Employee Benefits  . . .          277,608      356,276         18,955        93,930
                                       ---------   ----------      ---------     ---------
         Total  . . . . . . . .          668,158      675,478         26,350       146,987
                                       ---------   ----------      ---------     ---------
Real Estate . . . . . . . . . .               --           --             --        68,173
Other and Eliminations  . . . .            5,994           --             --        62,893
                                       ---------   ----------      ---------     ---------
         Consolidated Totals  .        $ 951,795   $2,026,106      $ 368,347     $ 545,294
                                       =========   ==========      =========     =========


                                                                    Schedule III

                      SAFECO CORPORATION AND SUBSIDIARIES
                      SUPPLEMENTARY INSURANCE INFORMATION
              FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

                                (In Thousands)

Column A                              Column B     Column C      Column D     Column E     Column F
- - --------                              --------     --------      --------     --------     --------
                                                    Reserve                     Other
                                                     for                        Policy
                                                    Future                    Claims and
                                                    Policy                     Benefits
                                                   Benefits,                    Payable    Premiums
                                       Deferred     Losses,                    (Funds        and
                                        Policy      Claims                    Held Under   Service
                                      Acquisition  and Loss      Unearned      Deposit       Fee
Segment                                  Costs     Expenses      Premiums     Contracts)   Revenues
- - -------                               -----------  ---------     --------     ----------   --------
1992
Property and Casualty:
       Personal . . . . . . . .        $  91,072   $1,065,890    $ 468,785                $1,258,893
       Commercial and Surety  .           33,407      986,444      263,381                   495,567
                                       ---------   ----------    ---------                ----------
         Total  . . . . . . . .          124,479    2,052,334      732,166                 1,754,460
                                       ---------   ----------    ---------                ----------

Life and Health:
       Financial Services . . .          124,459      110,312        7,017  $3,480,758        40,511
       Employee Benefits  . . .           97,166       78,617        3,416   2,901,897       288,005
                                       ---------   ----------    ---------  ----------    ----------
         Total  . . . . . . . .          221,625      188,929       10,433   6,382,655       328,516
                                       ---------   ----------    ---------  ----------    ----------
Real Estate . . . . . . . . . .               --           --           --          --            --
Other and Eliminations  . . . .               --           --           --          --            --
                                       ---------   ----------    ---------  ----------    ----------
         Consolidated Totals  .        $ 346,104   $2,241,263    $ 742,599  $6,382,655    $2,082,976
                                       =========   ==========    =========  ==========    ==========

Column A                              Column G       Column H     Column I       Column J       Column K
- - --------                              --------       --------     --------       --------       --------


                                                                                   Other
                                                                  Amortiza-      Operating
                                                     Benefits,      tion of        Costs
                                                       Claims,     Deferred      (Including
                                         Net         Losses and     Policy        Dividends       Net
                                      Investment     Adjustment   Acquisition    to Policy-     Premiums
Segment                               Income (1)       Expense       Costs         holders)      Written
- - -------                               ----------     ----------   -----------    ----------     --------
1992
Property and Casualty:
       Personal . . . . . . . .                    $  960,590      $ 239,284     $  96,731      $1,314,448
       Commercial and Surety  .                       346,062         81,055       102,760         505,997
                                                   ----------      ---------     ---------      ----------
         Total  . . . . . . . .        $ 280,820    1,306,652        320,339       199,491      $1,820,445
                                       ---------   ----------      ---------     ---------      ==========

Life and Health:
       Financial Services . . .          344,970      283,787          4,940        42,848
       Employee Benefits  . . .          278,614      390,352         13,921        92,648
                                       ---------   ----------      ---------     ---------
         Total  . . . . . . . .          623,584      674,139         18,861       135,496
                                       ---------   ----------      ---------     ---------
Real Estate . . . . . . . . . .               --           --             --       178,783
Other and Eliminations  . . . .           (1,356)          --             --        57,720
                                       ---------   ----------      ---------     ---------
         Consolidated Totals  .        $ 903,048   $1,980,791      $ 339,200     $ 571,490
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

                                                                     Schedule IV
                      SAFECO CORPORATION AND SUBSIDIARIES

                        REINSURANCE FOR THE YEARS ENDED
                        DECEMBER 31, 1994, 1993 AND 1992
                                (In Thousands)


Column A                                    Column B          Column C         Column D         Column E        Column F
- - --------                                    --------          --------         --------         --------        --------
                                                                                                                Percentage
                                                                Ceded           Assumed                         of Amount
                                             Gross             to Other        from Other         Net            Assumed
                                             Amount           Companies        Companies         Amount           to Net
                                            --------          ---------        ---------        --------        ---------
Year Ended
December 31, 1994
- - -----------------

Life Insurance In-Force
 at December 31, 1994 . . . . . . . .        $28,692,952       $(1,322,748)       $    --         $27,370,204       0.0%
                                             ===========       ===========        =======         ===========    ======

Earned Premiums:
 Life Insurance . . . . . . . . . . .        $   107,099       $    (4,844)       $    38         $   102,293       0.0
 Accident and Health Insurance . . .             178,405            (4,216)           289             174,478       0.2
 Property and Casualty Insurance . .           2,207,615          (175,861)        21,677           2,053,431       1.1
                                             -----------       -----------        -------         -----------
        Total Premiums  . . . . . . .        $ 2,493,119       $  (184,921)       $22,004         $ 2,330,202       0.9%
                                             ===========       ===========        =======         ===========    ======

Year Ended
December 31, 1993
- - -----------------

Life Insurance In-Force
 at December 31, 1993 . . . . . . . . .      $28,009,316       $(1,302,251)       $    --         $26,707,065       0.0%
                                             ===========       ===========        =======         ===========    ======

Earned Premiums:
 Life Insurance . . . . . . . . . . .        $   104,755       $    (4,465)       $    --         $   100,290       0.0
 Accident and Health Insurance . . .             210,240            (5,111)           544             205,673       0.3
 Property and Casualty Insurance . .           2,034,268          (127,537)        22,983           1,929,714       1.2
                                             -----------       -----------        -------          ----------
        Total Premiums  . . . . . . .        $ 2,349,263       $  (137,113)       $23,527         $ 2,235,677       1.1%
                                             ===========       ===========        =======         ===========    ======

Year Ended
December 31, 1992
- - -----------------

Life Insurance In-Force
 at December 31, 1992 . . . . . . . .        $27,416,558       $(1,301,956)       $    --         $26,114,602       0.0%
                                             ===========       ===========        =======         ===========    ======

Earned Premiums:
 Life Insurance . . . . . . . . . . .        $   106,049       $    (3,796)       $    10         $   102,263       0.0
 Accident and Health Insurance . . .             229,723            (5,396)         1,926             226,253       0.9
 Property and Casualty Insurance . .           1,854,442          (124,352)        24,370           1,754,460       1.4
                                             -----------       -----------        -------         -----------
        Total Premiums  . . . . . . .        $ 2,190,214       $  (133,544)       $26,306         $ 2,082,976       1.3%
                                             ===========       ===========        =======         ===========    ======



                                                                     Schedule VI

                                                   SAFECO CORPORATION

                                           SUPPLEMENTAL INFORMATION CONCERNING
                                               PROPERTY/CASUALTY INSURANCE
                                              OPERATIONS FOR THE YEARS ENDED
                                              DECEMBER 31, 1994, 1993 AND 1992
                                                     (In Thousands)


- - ----------------------------------------------------------------------------------------------------------------------------------
Column A  Column B    Column C    Column D    Column E    Column F    Column G      Column H       Column I    Column J   Column K
- - --------  --------   ----------  ----------  ----------  ----------  ----------     --------     -----------   --------   --------
                                                                                 Losses and Loss
                       Reserve                                                     Adjustment
                         for                                                       Expenses        Amorti-
                       Unpaid                                                       Incurred       zation of
Affilia-  Deferred     Losses     Discount                                         Related to      Deferred       Paid
 tion      Policy     and Loss    if any,                                      -----------------    Policy        Losses
 With      Acqui-      Adjust-    Deducted                             Net        (a)       (b)     Acquisi-     and Loss     Net
Regis-     sition       ment        In       Unearned     Earned    Investment  Current    Prior      tion      Adjustment  Premiums
 trant     Costs      Expense     Column C   Premiums    Premiums     Income      Year     Years      Costs     Expense     Written
- - --------  --------   ----------  ----------  ---------  ---------   ----------  ---------  -------  ----------  ----------  --------
Consolidated Property and Casualty Subsidiaries:

1994      $141,653   $2,236,804  $   --      $858,181   $2,053,431   $283,481  $1,609,392  $(81,325) $365,196  $1,430,243 $2,103,465

1993      $133,103   $2,095,187  $   --      $809,427   $1,929,714   $277,643  $1,447,565  $(96,937) $341,997  $1,318,642 $2,000,165

1992      $124,479   $2,052,334  $   --      $732,166   $1,754,460   $280,820  $1,351,234  $(44,582) $320,339  $1,208,835 $1,820,445

                                                                            F-12
                      SAFECO CORPORATION AND SUBSIDIARIES

                                EXHIBIT INDEX*

        Exhibit 3    -    Bylaws (as amended August 4, 1993) filed as Exhibit 3 to Registrant's Annual Report on Form 10-K for the
                          fiscal year ended December 31, 1993, are incorporated herein by this reference.

                     -    Restated Articles of Incorporation (as amended May 4, 1988) filed as Exhibit 3 to Registrant's Annual
                          Report on Form 10-K for the fiscal year ended December 31, 1988, are incorporated herein by this reference.

        Exhibit 4    -    SAFECO agrees to furnish the Securities and Exchange Commission, upon request, with copies of all instruments defining rights of holders of long-term debt of SAFECO and its consolidated subsidiaries.

F-13    Exhibit 10   -    SAFECO Corporation Deferred Compensation Plan for Directors dated November 2, 1994.

                     -    The following documents are incorporated herein by this reference:  the Executive Severance Agreements with Roger Eigsti and Boh A. Dickey, each dated May 23, 1984, and filed as Exhibit 10 to the Registrant's
                          Annual Report on Form 10-K for the fiscal year ended December 31, 1985; and the Executive Severance
                          Agreement with R.E. Zunker dated May 1, 1985 and filed as Exhibit 10 to the Registrant's Annual Report on
                          Form 10-K for the fiscal year ended December 31, 1992.

                     -    Prospectus dated November 10, 1989 for the SAFECO Incentive Plan of 1987 (as amended January 31, 1990), filed as Exhibit 10 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989 and the Supplement to such Prospectus dated November 7, 1990 filed as Exhibit 10 to Registrant's Annual
                          Report on Form 10-K for the fiscal year ended December 31, 1990, the Prospectus dated February 1, 1985 for the SAFECO Stock Option Plan filed as Exhibit 10 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1984 and the Appendix dated January 26, 1987 to such Prospectus filed as Exhibit
                          10 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1986, are incorporated herein by this reference.

                      SAFECO CORPORATION AND SUBSIDIARIES
                                  (Continued)

                                EXHIBIT INDEX*

F-14    Exhibit 11    -    Computation of Income Per Share

F-15    Exhibit 12    -    Computation of Ratios

F-16    Exhibit 21    -    Subsidiaries of the Registrant

F-17    Exhibit 28    -    (P) Information from Reports Furnished to State Insurance Regulatory Agencies
                           (paper-filed only, under Form SE)

        Exhibit 13    -    1994 Annual Report to Stockholders
                           (pages 25 to 67, inclusive)

        Exhibit 27    -    Financial Data Schedule (This exhibit is included only in the electronic
                           EDGAR filing version of this 10-K.  The Financial Data Schedule is not a separate financial statement but a schedule that summarizes certain standard financial information extracted directly from the financial statements in this filing.)


* Copies of Exhibits are available without charge by making a written request to:

                              Rod A. Pierson
                              Senior Vice President, Secretary and Controller SAFECO Corporation
                              SAFECO Plaza
                              Seattle, WA  98185