Form 10-Q
period 1995-03-31
SAFECO CORP
filed 1995-05-11
CIK 86104

                                 UNITED STATES
                     SECURITIES  AND  EXCHANGE  COMMISSION
                            Washington, D.C.  20549

                              F O R M    10 - Q

      [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                        For Quarter Ended March 31, 1995

     [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from       to        .

                         Commission File Number 1-6563


                              SAFECO CORPORATION
            (Exact name of registrant as specified in its charter)


                  Washington                 91-0742146
            (State of Incorporation)        (I.R.S. Employer
                                           Identification No.)


                   SAFECO Plaza, Seattle, Washington  98185
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


                    62,978,743 shares of no par value common stock were outstanding at March 31, 1995

                               SAFECO CORPORATION
                        TABLE OF CONTENTS AND SIGNATURES


 Part I - Financial Information*                                      Page
                                                                      ----
  Item 1.   Financial Statements:
      Consolidated Balance Sheet,
        March 31, 1995 and December 31, 1994                            3
      Statement of Consolidated Income and Retained Earnings for
        the Three Months Ended March 31, 1995 and 1994                  5
      Statement of Consolidated Cash Flows for
        the Three Months Ended March 31, 1995 and 1994                  6
  Item 2.   Management's Discussion and Analysis                        8

 Part II - Other Information

  Item 6.   Exhibits and Reports on Form 8-K                           13




   * The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q. In the opinion of management, they include all adjustments (none of which were other than normal and recurring adjustments) which are necessary for a fair presentation of results for the interim periods. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-K for the year ended ended December 31, 1994 which has previously been filed with the Commission.





                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   SAFECO CORPORATION
                                   -----------------------------
                                   (Registrant)

                                   BOH A. DICKEY
                                   -----------------------------
                                   Boh A. Dickey
                                   Executive Vice President and
         Dated May 11, 1995        Chief Financial Officer


                                   ROD A. PIERSON
                                   -----------------------------
                                   Rod A. Pierson
                                   Senior Vice President, Secretary,
                                   Controller and Chief Accounting
         Dated May 11, 1995        Officer

                     SAFECO  CORPORATION  AND  SUBSIDIARIES
                          CONSOLIDATED  BALANCE  SHEET
                                 (In Thousands)


                                                                        March 31     December 31
                               ASSETS                                     1995          1994
                                                                      -----------    -----------
Investments:

  Fixed Maturities Available-for-Sale, at Market Value
     (Amortized cost: 1995 - $9,822,993; 1994 - $9,608,210)           $10,139,061    $ 9,509,071

  Fixed Maturities Held-to-Maturity, at Amortized Cost
     (Market value: 1995 - $2,098,909; 1994 - $1,948,309)               2,102,507      2,053,132

  Marketable Equity Securities, at Market Value
       (Cost: 1995 - $573,116; 1994 - $565,007)                           929,968        855,054

  Mortgage Loans                                                          419,390        418,983

  Real Estate (At cost less accumulated depreciation)                     505,662        475,865

  Policy Loans                                                             53,393         53,329

  Short-Term Investments                                                  286,557        101,574
                                                                      -----------    -----------
             Total Investments                                         14,436,538     13,467,008





Cash                                                                       46,815         63,504

Accrued Investment Income                                                 226,008        229,964

Finance Receivables                                                       639,150        619,059

Premiums and Other Service Fees Receivable                                420,065        418,733

Other Notes and Accounts Receivable                                        43,648         69,572

Reinsurance Recoverables                                                  171,109        172,510

Land, Buildings and Equipment for Company Use
  (At cost less accumulated depreciation)                                 164,937        160,973

Deferred Policy Acquisition Costs                                         392,745        388,843

Other Assets                                                              329,630        311,563
                                                                      -----------    -----------
             TOTAL                                                    $16,870,645    $15,901,729
                                                                      ===========    ===========




                                  (continued)

                     SAFECO  CORPORATION  AND  SUBSIDIARIES
                          CONSOLIDATED  BALANCE  SHEET
              (In Thousands Except Share Amounts)      (continued)


                                                                        March 31     December 31
               LIABILITIES  AND  STOCKHOLDERS'  EQUITY                    1995          1994
                                                                      -----------    -----------
Losses and Adjustment Expense                                         $ 2,294,838    $ 2,265,854
Unearned Premiums                                                         868,154        866,964
Life Policy Liabilities                                                   156,744        155,322
Funds Held Under Deposit Contracts                                      8,219,373      7,988,456
Notes and Mortgages Payable:
    Credit Company Borrowings ($484,300 maturing within one year)         555,650        510,600
    10.75% Notes Due September 1995                                       200,000        200,000
    Other Notes and Mortgages ($8,756 maturing within one year)           274,675        272,309
    7.875% Notes Due 2005                                                 200,000           -
Other Liabilities                                                         684,625        754,258
Federal and Canadian Income Taxes:
    Current                                                                40,402         22,627
    Deferred (Includes tax on unrealized appreciation
      of investment securities:
      1995 - $235,522; 1994 - $66,818)                                    198,609         35,860
                                                                      -----------    -----------
           Total Liabilities                                           13,693,070     13,072,250
                                                                      -----------    -----------

Preferred Stock, No Par Value:
    Shares Authorized: 10,000,000
    Shares Issued and Outstanding: None                                      -              -


Common Stock, No Par Value:
    Shares Authorized: 150,000,000
    Shares Reserved for Options:
      1995 - 1,965,350; 1994 - 2,042,691
    Shares Issued and Outstanding:
      1995 - 62,978,743; 1994 - 62,951,634                                213,443        211,194
Retained Earnings                                                       2,528,144      2,495,800
Unrealized Appreciation of Investment
  Securities, Net of Tax                                                  441,432        128,123
Unrealized Loss from Foreign Currency
  Translation, Net of Tax                                                  (5,444)        (5,638)
                                                                      -----------    -----------
           Total Stockholders' Equity                                   3,177,575      2,829,479
                                                                      -----------    -----------
           TOTAL                                                      $16,870,645    $15,901,729
                                                                      ===========    ===========

                      SAFECO CORPORATION AND SUBSIDIARIES
            STATEMENT OF CONSOLIDATED INCOME AND RETAINED EARNINGS
                    (In Thousands Except Per Share Amounts)

                                                                      Three Months Ended
                                                                           March 31
                                                                   -------------------------
                                                                       1995         1994
                                                                   -----------   -----------
REVENUES:
    Insurance:
       Property and Casualty Earned Premiums                       $   526,430   $   477,408
       Life and Health Premiums and Other Revenues                      67,401        71,604
                                                                   -----------   -----------
              Total                                                    593,831       549,012
    Real Estate                                                         19,901        31,798
    Finance                                                             14,892        12,038
    Asset Management                                                     4,274         3,495
    Net Investment Income                                              259,351       242,322
    Realized Investment Gain                                             5,278        19,160
                                                                   -----------   -----------
              Total                                                    897,527       857,825
                                                                   -----------   -----------

EXPENSES:
    Losses, Adjustment Expense and Policy Benefits                     589,499       561,910
    Commissions                                                         99,618        91,904
    Personnel Costs                                                     53,038        51,759
    Interest                                                            19,915        16,226
    Dividends to Policyholders                                           4,661         5,601
    Other                                                               57,937        69,119
    Amortization of Deferred Policy Acquisition Costs                  100,509        95,457
    Deferral of Policy Acquisition Costs                              (103,776)      (97,719)
                                                                   -----------   -----------
              Total                                                    821,401       794,257
                                                                   -----------   -----------
Income before Income Taxes                                              76,126        63,568
                                                                   -----------   -----------

Provision (Benefit) for Federal
  and Canadian Income Taxes:
    Current                                                             17,059        12,574
    Deferred                                                            (6,143)       (5,032)
                                                                   -----------   -----------
              Total                                                     10,916         7,542
                                                                   -----------   -----------

Net Income                                                              65,210        56,026

Retained Earnings, Beginning of Period                               2,495,800     2,307,322
Dividends Declared                                                     (30,860)      (28,336)
Common Stock Reacquired                                                 (2,006)         (892)
                                                                   -----------   -----------
Retained Earnings, End of Period                                   $ 2,528,144   $ 2,334,120
                                                                   ===========   ===========

Net Income Per Share of Common Stock                               $      1.04   $      0.89
                                                                   ===========   ===========

Average Number of Shares Outstanding
  During the Period (In Thousands)                                      62,966        62,948
                                                                   ===========   ===========

Cash Dividends Paid to Common
  Stockholders                                                     $      0.49   $      0.45
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

                     SAFECO  CORPORATION  AND  SUBSIDIARIES
                    STATEMENT  OF  CONSOLIDATED CASH  FLOWS
                                 (In Thousands)

                                                                    Three Months Ended
                                                                         March 31
                                                                ---------------------------
                                                                   1995              1994
                                                                ---------         ---------
OPERATING ACTIVITIES:
     Insurance Premiums Received                                $ 575,147         $ 559,197
     Dividends and Interest Received                              260,815           238,481
     Other Operating Receipts                                      43,719            44,541
     Insurance Claims and Policy Benefits Paid                   (444,573)         (450,121)
     Underwriting, Acquisition and Insurance Operating
        Costs Paid                                               (243,241)         (248,616)
     Interest Paid                                                (24,085)          (17,878)
     Other Operating Costs Paid                                   (27,703)          (26,284)
     Income Taxes Recovered (Paid)                                  1,146           (14,987)
                                                                ---------         ---------
                  Net Cash Provided by Operating Activities       141,225            84,333
                                                                ---------         ---------
INVESTING ACTIVITIES:
     Purchases of:
        Fixed Maturities Available-for-Sale                      (465,192)         (578,870)
        Fixed Maturities Held-to-Maturity                         (45,375)         (135,972)
        Equities                                                  (53,217)          (36,860)
        Other Investments                                        (220,645)          (58,899)
     Maturities of Fixed Maturities Available-for-Sale            150,559           260,821
     Maturities of Fixed Maturities Held-to-Maturity                2,724            33,583
     Sales of:
        Fixed Maturities Available-for-Sale                        91,969           255,072
        Fixed Maturities Held-to-Maturity                               -                 -
        Equities                                                   43,406            22,661
        Other Investments                                          28,133            28,108
     Net Decrease in Short-Term Investments                        13,124            23,236
     Finance Receivables Originated or Acquired                   (84,101)          (61,997)
     Principal Payments Received on Finance Receivables            53,266            42,673
     Other                                                        (13,634)           (9,841)
                                                                ---------         ---------
                  Net Cash Used in Investing Activities          (498,983)         (216,285)
                                                                ---------         ---------
FINANCING ACTIVITIES:
     Funds Received Under Deposit Contracts                       303,994           220,602
     Return of Funds Held Under Deposit Contracts                (179,445)         (156,942)
     Proceeds from Notes and Mortgage Borrowings                  198,930            24,207
     Repayment of Notes and Mortgage Borrowings                      (645)          (49,648)
     Net Proceeds from Short-Term Borrowings                       48,944            94,703
     Common Stock Reaquired                                        (2,139)             (946)
     Dividends Paid to Stockholders                               (30,848)          (28,322)
     Other                                                          2,278             1,616
                                                                ---------         ---------
                  Net Cash Provided by Financing Activities       341,069           105,270
                                                                ---------         ---------
Net Decrease in Cash                                              (16,689)          (26,682)
Cash at Beginning of Period                                        63,504            67,833
                                                                ---------         ---------
Cash at End of Period                                           $  46,815         $  41,151
                                                                =========         =========



                                  (continued)

                     SAFECO  CORPORATION  AND  SUBSIDIARIES
                    STATEMENT  OF  CONSOLIDATED CASH  FLOWS
                          (In Thousands)  (continued)

                                                                    Three Months Ended
                                                                          March 31
                                                                 --------------------------
                                                                   1995              1994
                                                                 --------         ---------
Net Income                                                       $ 65,210         $  56,026
                                                                 --------         ---------
Adjustments to Reconcile Net Income to Net Cash
     Provided by Operating Activities:
        Realized Investment Gain                                   (5,278)          (19,160)
        Depreciation and Amortization                              11,332             9,399
        Amortization of Fixed Maturity Investments                 (7,661)           (4,655)
        Deferred Income Tax Benefit                                (6,143)           (5,032)
        Interest Expense on Deposit Contracts                     108,333            97,049
        Other Adjustments                                           2,882             3,483
        Changes in:
            Losses and Adjustment Expense Liabilities              28,984           124,267
            Unearned Premiums                                       1,190             7,479
            Life Policy Liabilities                                 1,422             2,152
            Accrued Income Taxes                                   17,775            (1,839)
            Accrued Interest on Accrual Bonds                      (8,980)          (10,173)
            Accrued Investment Income                               3,956            (2,837)
            Deferred Policy Acquisition Costs                      (3,902)           (2,262)
            Other Assets and Liabilities                          (67,895)         (169,564)
                                                                 --------         ---------
               Total Adjustments                                   76,015            28,307
                                                                 --------         ---------
Net Cash Provided by Operating Activities                        $141,225         $  84,333
                                                                 ========         =========

SAFECO CORPORATION

MANAGEMENT'S DISCUSSION AND ANALYSIS
- - - - -------------------------------------------------------------------------------


SAFECO Corporation

Our net income for the first quarter was $65.2 million or $1.04 per share, compared with $0.89 per share in 1994. If we exclude realized gain from investments, our net income was $0.98 per share, compared with $0.69 per share in 1994. As discussed below, both quarters were impacted by the January, 1994 Los Angeles earthquake.

The following summarized financial information sets forth the contributions of each business segment to our consolidated income.

                                                                            THREE MONTHS ENDED
                                                                                 MARCH 31
                                                                          1995             1994
          ---------------------------------------------------------------------------------------
                                                                           (IN THOUSANDS EXCEPT
                                                                            PER SHARE AMOUNTS)
          Income (Loss) before Realized Gain and Income Taxes:
                 Property and Casualty Insurance:
                       Underwriting Loss                                $(37,376)        $(59,525)
                       Net Investment Income                              72,451           70,170
                                                                        --------         --------
                             Total Property and Casualty                  35,075           10,645
                 Life and Health Insurance                                31,814           30,023
                 Real Estate                                               2,464            2,793
                 Credit                                                    2,385            2,484
                 Asset Management                                          1,653            1,743
                 Corporate                                                (2,543)          (3,280)
                                                                        --------         --------
                             Total                                        70,848           44,408
                                                                        --------         --------
          Realized Gain (Loss), before Tax, from:
                 Security Investments                                      5,146           19,205
                 Real Estate Investments                                     132              (45)
                                                                        --------         --------
                             Total                                         5,278           19,160
                                                                        --------         --------
          Income before Income Taxes                                      76,126           63,568
                                                                        --------         --------
          Provision for Income Taxes on:
                 Income before Realized Gain                               9,262              922
                 Realized Gain                                             1,654            6,620
                                                                        --------         --------
                             Total                                        10,916            7,542
                                                                        --------         --------
          Net Income                                                    $ 65,210         $ 56,026
                                                                        ========         ========
          Net Income Per Share of Common Stock                          $   1.04         $    .89
                                                                        ========         ========

SAFECO CORPORATION

MANAGEMENT'S DISCUSSION AND ANALYSIS                                (Continued)
- - - - -------------------------------------------------------------------------------


Property and Casualty Insurance

Property and casualty operations for the first quarter of 1995 produced pretax income of $35.1 million before realized gain from investments, compared with $10.6 million a year ago. The loss from underwriting was $37.4 million for the
first quarter, compared with $59.5 million in the first quarter of 1994.   The
current quarter results were adversely impacted by a $25.0 million increase in the estimated cost of claims from the January, 1994 Los Angeles earthquake. This increase brings our estimate of total gross losses from the event up to $250 million. Loss costs for the quarter also include $11.1 million from the wind and rain storms that caused extensive damage in California throughout the quarter and $7.3 million to cover the estimated cost of two hailstorms in Texas during March. The total losses from catastrophe-related events in the first quarter of 1995 were $45.6 million. In 1994, the charge to first quarter earnings from catastrophes was $93 million, including $83.1 million, after reinsurance, for the Los Angeles earthquake. The combined loss and expense ratio was 107.1 for the first quarter of 1995, compared with 112.5 a year ago. First quarter investment income increased 3% from a year ago to $72.5 million.

Personal auto, our largest line, produced an underwriting profit of $2.3 million for the first quarter of 1995. This compares with a loss of $4.3 million last quarter and a profit of $17.1 million in the first quarter a year ago. Loss costs are up approximately 9% due to increases in both the frequency and severity of auto claims.

Homeowners produced an underwriting loss of $17.9 million for the quarter, compared with a loss of $7.4 million a year ago. Catastrophes, including the California and Texas storms discussed above, added $15.4 million to first quarter loss costs for this line. This compares with $11.2 million of catastrophe losses a year ago. We continue to pursue additional premium for this coverage through a combination of higher prices and proper insurance to value.

Commercial lines produced an underwriting loss of $3.2 million in the first quarter, operating at a combined ratio of 102.3. In the first quarter last year the loss was $3.0 million and the combined ratio was 102.4. The combined ratios for both years compare very favorably with the industry. These results reflect our target marketing initiatives, a focus on efficient operations and our ability to deliver value-added service to customers. In addition, we continue to maintain rate adequacy in the face of stiff price competition.

Surety continues to produce excellent results. The profit for this line was $4.8 million for the first quarter, compared with a profit of $3.6 million for the same quarter last year. Premiums written increased 23% over a year ago, primarily due to increases in both the number and size of contract bonds written.

Including surety, total premiums written for the first three months increased 5% over a year ago with personal lines up 5% and commercial lines up 3%.

SAFECO CORPORATION

MANAGEMENT'S DISCUSSION AND ANALYSIS                                (Continued)
- - - - -------------------------------------------------------------------------------


Life and Health Insurance

The life and health insurance operations produced a pretax profit, before realized gain from investments, of $31.8 million for the first quarter of 1995. This compares with $30.0 million for the same period last year. The comparable profit for the fourth quarter of 1994 was $35.4 million.

The annuity and pension lines combined first quarter earnings were $12.8 million, an increase over the $9.7 million reported for the first quarter of 1994 and equivalent to the $12.6 million for the last quarter of 1994. Increased investment income, due to higher interest rates, and expense control measures continue to benefit these lines. Group insurance earnings declined to $3.5 million for the first quarter, compared with $4.8 million for the same period last year. This reduction in group earnings is the result of competitive market conditions and an increase in life and disability claim activity.

Real Estate

SAFECO Properties' pretax income was $2.5 million for the first quarter of 1995, compared with $2.8 million in 1994. These results continue to be favorable, despite the negative impact resulting from higher interest rates when compared with 1994 and additional depreciation charges on several new projects. In the Statement of Consolidated Income and Retained Earnings, the decrease in Real Estate Revenues and Other Expenses is due primarily to a lower level of sales of properties held for sale in the first quarter of 1995, compared with the same period in 1994.

Credit

SAFECO Credit Company produced a pretax profit of $2.4 million in the first quarter of 1995, compared with $2.5 million in the same period of 1994. New commercial loan and lease fundings in 1995 were 29% greater than in the first quarter of 1994. Non-affiliate receivables and operating leases reached $683 million at March 31, 1995, an annualized 13% increase from December, 1994. Delinquency experience continued at very low levels with accounts past due 30 days or more totaling less than 1% at March 31, 1995.

SAFECO Credit's summarized financial information is as follows (in thousands):

                                                   MARCH 31        DECEMBER 31
                                                     1995             1994
                                                   --------        -----------
         Finance Receivables                       $639,150         $619,059
         Other Assets                               124,709          138,107
                                                   --------         --------
              Total Assets                         $763,859         $757,166
                                                   ========         ========

         Credit Company Borrowings                 $555,650         $510,600
         Other Liabilities                          117,464          156,973
                                                   --------         --------
              Total Liabilities                    $673,114         $667,573
                                                   ========         ========

                                                  THREE MONTHS ENDED MARCH 31
                                                  ---------------------------
                                                     1995             1994
                                                   --------         --------
         Revenues                                  $ 16,418         $ 13,071
         Expenses                                    14,033           10,587
                                                   --------         --------
         Income before Income Taxes                   2,385            2,484
         Provision for Federal Income Taxes             773              813
                                                   --------         --------
              Net Income                           $  1,612         $  1,671
                                                   ========         ========

SAFECO CORPORATION

MANAGEMENT'S DISCUSSION AND ANALYSIS                                (Continued)
- - - - -------------------------------------------------------------------------------


Asset Management

The pretax income from our investment management operations for the first quarter was $1.7 million, the same amount as last year. Assets under management have grown to $2.6 billion, an increase of 15% over March 31, 1994.

Investment Portfolios

The market value of our consolidated bond portfolio was $312 million in excess of amortized cost at March 31, 1995. This compares with market value being $204 million below amortized cost at December 31, 1994. This improvement in market value reflects the strength in the bond market during the first quarter as a result of lower interest rates.

The market value of our equity securities was $357 million in excess of cost at March 31, 1995.

Stock Purchase Program

In May, 1990, the Board of Directors approved the continuation of the stock purchase program and authorized a total accumulation of up to two million shares, about 3% of our issued shares. At April 21, 1995, 1,143,000 shares have been purchased.

Debt Issue

On March 29, 1995, we issued $200 million of 7-7/8% notes, due April 1, 2005. The proceeds of this issue are invested in short-term treasury securities and will be used to redeem our existing 10-3/4% notes due September 15, 1995.

Subsequent Event - Texas Storms

On April 29 and 30, and on May 5 and 6, 1995, severe wind and hail storms hit the north Texas and Dallas/Ft. Worth regions. Our current estimate of insured losses from the April 29 and 30 storms is approximately $10 million. Estimates of losses are not yet available for the May 5 and 6 storms. Losses from both events will be recorded in the second quarter of 1995.

SAFECO CORPORATION

MANAGEMENT'S DISCUSSION AND ANALYSIS                                (Continued)
- - - - -------------------------------------------------------------------------------


Other -- Footnotes

The following additional footnote disclosures relate to new accounting standards.

         Summary of Significant Accounting Policies - New Accounting Standards

         In March of 1995, the Financial Accounting Standards Board (FASB) issued Statement 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Statement 121 requires that under specified circumstances certain assets be reviewed for impairment. If an impairment is indicated the asset shall be written down to fair value. Statement 121 is effective for financial statements for fiscal years beginning after December 15, 1995 and SAFECO will adopt it in the first quarter of 1996. Although the impact of the Statement is currently being studied, it is not expected to have a material effect on SAFECO's financial position or results of operations.

         Investments

         In May of 1993, the FASB issued Statement 114, "Accounting by Creditors for Impairment of a Loan," which provides guidance on valuing impaired loans (FAS 114). The FASB also issued Statement 118, "Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosures" (FAS 118), in October of 1994, which amends Statement 114. Both statements are effective for 1995 and were adopted by SAFECO on January 1, 1995. Adoption did not affect net income.

         The following table summarizes SAFECO's consolidated allowance for credit losses for the first quarter of 1995 (in thousands):

                 Allowance as of December 31, 1994          $24,557
                 Provision for Credit Losses                  1,150
                 Recoveries                                     100
                 Loans Charged Off as Uncollectible            (382)
                                                            -------
                 Allowance as of March 31, 1995             $25,425
                                                            =======

         This allowance relates to SAFECO Credit's Finance Receivables ($639 million at March 31, 1995) and to Mortgage Loan investments ($419 million at March 31, 1995) nearly all of which are held by SAFECO's life and health company. The allowance includes amounts determined under FAS 114 and FAS 118 (specific reserves), as well as general reserve amounts. The total investment in impaired loans, as defined under FAS 114 and 118 and before any reserve for losses, is $9.8 million at March 31, 1995. A specific loan loss reserve has been established for each impaired loan, the total of which is $2.8 million at March 31, 1995 and is included in the overall allowance of $25.4 million at March 31, 1995.

SAFECO CORPORATION


Part II - Other Information


Item 6.   Exhibits and Reports on Form 8-K

    (a)   Exhibits

          Exhibit 4.1 Indenture, dated as of March 1, 1995, among SAFECO Corporation, SAFECO Credit Company, Inc. and The Chase Manhattan Bank, N.A., as Trustee (filed as Exhibit 4.1 to the Registrant's Report on Form 8-K dated March 29, 1995 and incorporated herein by reference).

          Exhibit 27    Financial Data Schedule.



    (b)   Reports on Form 8-K

          The Registrant filed one report on Form 8-K during the quarter ended March 31, 1995, under Item 7(c) (Financial Statements and Exhibits), dated March 29, 1995. This Report on Form 8-K contained the form of note and other documents relating to the Registrant's $200 million of 7-7/8% Notes due April 1, 2005, which were issued on March 29, 1995.