Form 10-Q
period 1995-06-30
SAFECO CORP
filed 1995-08-11
CIK 86104

                                 UNITED STATES
                     SECURITIES  AND  EXCHANGE  COMMISSION
                            Washington, D.C.  20549


                               F O R M    10 - Q

          [X]  QUARTERLY  REPORT  PURSUANT TO SECTION  13  OR  15 (d)
                  OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934
                        For Quarter Ended June 30, 1995

         [  ]  TRANSITION  REPORT  PURSUANT TO  SECTION  13  OR  15 (d)
                  OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934
                    For the transition period            to


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



                    62,992,338 shares of no par value common stock were outstanding at June 30, 1995

                               SAFECO CORPORATION

                        TABLE OF CONTENTS AND SIGNATURE


Part I - Financial Information*                                          Page
  Item 1.   Financial Statements:
     Consolidated Balance Sheet,
        June 30, 1995 and December 31, 1994                              3
     Statement of Consolidated Income and Retained Earnings for
        the Quarters and Six Months Ended June 30, 1995 and 1994         5
     Statement of Consolidated Cash Flows for
        the Six Months Ended June 30, 1995 and 1994                      6
  Item 2.   Management's Discussion and Analysis                         8


Part II - Other Information

  Item 4.   Submission of Matters to a Vote of Security Holders         13

  Item 6.   Exhibits and Reports on Form 8-K                            13


* The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q. In the opinion of management, they include all adjustments (none of which were other than normal and recurring adjustments) which are necessary for a fair presentation of results for the interim periods. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-K for the year ended December 31, 1994 which has previously been filed with the Commission.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  SAFECO CORPORATION
                                  (Registrant)

                                  BOH A. DICKEY
                                  --------------------------------------------

                                  Boh A. Dickey
                                  Executive Vice President and
Dated August  11 , 1995           Chief Financial Officer


                                  ROD A. PIERSON
                                  --------------------------------------------
                                  Rod A. Pierson
                                  Senior Vice President, Secretary, Controller
Dated August  11 , 1995           and Chief Accounting Officer

                     SAFECO  CORPORATION  AND  SUBSIDIARIES
                          CONSOLIDATED  BALANCE  SHEET
                                 (In Thousands)


                                                                   June 30         December 31
                        ASSETS                                      1995              1994
                                                                 -----------       -----------
Investments:

  Fixed Maturities Available-for-Sale, at Market Value
     (Amortized cost: 1995 - $10,009,657; 1994 - $9,608,210)     $10,640,454       $ 9,509,071

  Fixed Maturities Held-to-Maturity, at Amortized Cost
     (Market value: 1995 - $2,341,787; 1994 - $1,948,309)          2,146,699         2,053,132

  Marketable Equity Securities, at Market Value
       (Cost: 1995 - $592,480; 1994 - $565,007)                    1,015,390           855,054

  Mortgage Loans                                                     425,009           418,983

  Real Estate (At cost less accumulated depreciation)                507,082           475,865

  Policy Loans                                                        54,277            53,329

  Short-Term Investments                                             260,885           101,574
                                                                 -----------       -----------
             Total Investments                                    15,049,796        13,467,008


Cash                                                                  58,059            63,504

Accrued Investment Income                                            229,011           229,964

Finance Receivables                                                  676,610           619,059

Premiums and Other Service Fees Receivable                           432,113           418,733

Other Notes and Accounts Receivable                                   67,056            69,572

Reinsurance Recoverables                                             143,378           172,510

Land, Buildings and Equipment for Company Use
  (At cost less accumulated depreciation)                            167,311           160,973

Deferred Policy Acquisition Costs                                    349,953           388,843

Other Assets                                                         374,835           311,563
                                                                 -----------       -----------
             TOTAL                                               $17,548,122       $15,901,729
                                                                 ===========       ===========

                     SAFECO  CORPORATION  AND  SUBSIDIARIES
                          CONSOLIDATED  BALANCE  SHEET
          (In Thousands Except Share Amounts)              (continued)


                                                                           June 30           December 31
             LIABILITIES  AND  STOCKHOLDERS'  EQUITY                         1995                1994
                                                                         -----------         -----------
Losses and Adjustment Expense                                            $ 2,248,501         $ 2,265,854
Unearned Premiums                                                            901,222             866,964
Life Policy Liabilities                                                      157,286             155,322
Funds Held Under Deposit Contracts                                         8,405,327           7,988,456
Notes and Mortgages Payable:
    Credit Company Borrowings ($514,787 maturing within one year)            575,287             510,600
    10.75% Notes Due September 1995                                          200,000             200,000
    Other Notes and Mortgages ($11,363 maturing within one year)             275,786             272,309
    7.875% Notes Due 2005                                                    200,000                  -
Other Liabilities                                                            772,983             754,258
Federal and Canadian Income Taxes:
    Current                                                                   33,833              22,627
    Deferred (Includes tax on unrealized appreciation
      of investment securities:
      1995 - $351,236; 1994 - $66,818)                                       315,169              35,860
                                                                         -----------         -----------
           Total Liabilities                                              14,085,394          13,072,250
                                                                         -----------         -----------

Preferred Stock, No Par Value:
    Shares Authorized: 10,000,000
    Shares Issued and Outstanding: None                                            -                   -


Common Stock, No Par Value:
    Shares Authorized: 150,000,000
    Shares Reserved for Options:
      1995 - 1,910,003; 1994 - 2,042,691
    Shares Issued and Outstanding:
      1995 - 62,992,338; 1994 - 62,951,634                                   215,394             211,194
Retained Earnings                                                          2,595,172           2,495,800
Unrealized Appreciation of Investment
  Securities, Net of Tax                                                     656,329             128,123
Unrealized Loss from Foreign Currency
  Translation, Net of Tax                                                     (4,167)             (5,638)
                                                                         -----------         -----------
           Total Stockholders' Equity                                      3,462,728           2,829,479
                                                                         -----------         -----------
           TOTAL                                                         $17,548,122         $15,901,729
                                                                         ===========         ===========

                      SAFECO CORPORATION AND SUBSIDIARIES
             STATEMENT OF CONSOLIDATED INCOME AND RETAINED EARNINGS
                    (In Thousands Except Per Share Amounts)



                                                              Six Months Ended          Three Months Ended
                                                                   June 30                   June 30
                                                           ----------------------    ----------------------
                                                               1995       1994          1995        1994
                                                           ----------  ----------    ----------  ----------
REVENUES:
    Insurance:
       Property and Casualty Earned Premiums               $1,061,101  $  987,989    $  534,671  $  510,581
       Life and Health Premiums and Other Revenues            134,681     141,533        67,280      69,929
                                                           ----------  ----------    ----------  ----------
              Total                                         1,195,782   1,129,522       601,951     580,510
    Real Estate                                                38,829      53,289        18,928      21,491
    Finance                                                    30,977      24,789        16,085      12,751
    Asset Management                                            8,732       7,443         4,458       3,948
    Net Investment Income                                     528,271     486,624       268,920     244,302
    Realized Investment Gain                                   20,726      20,741        15,448       1,581
                                                           ----------  ----------    ----------  ----------
              Total                                         1,823,317   1,722,408       925,790     864,583
                                                           ----------  ----------    ----------  ----------
EXPENSES:
    Losses, Adjustment Expense and Policy Benefits          1,142,820   1,075,523       553,321     513,613
    Commissions                                               201,082     190,237       101,464      98,333
    Personnel Costs                                           111,609     110,387        58,571      58,628
    Interest                                                   43,987      33,131        24,072      16,905
    Dividends to Policyholders                                  8,565      10,870         3,904       5,269
    Other                                                     116,007     130,882        58,070      61,763
    Amortization of Deferred Policy Acquisition Costs         202,436     192,519       101,927      97,062
    Deferral of Policy Acquisition Costs                     (212,008)   (202,766)     (108,232)   (105,047)
                                                           ----------  ----------    ----------  ----------
              Total                                         1,614,498   1,540,783       793,097     746,526
                                                           ----------  ----------    ----------  ----------
Income before Income Taxes                                    208,819     181,625       132,693     118,057
                                                           ----------  ----------    ----------  ----------
Provision (Benefit) for Federal
  and Canadian Income Taxes:
    Current                                                    46,894      46,577        29,835      34,003
    Deferred                                                   (5,984)    (11,027)          159      (5,995)
                                                           ----------  ----------    ----------  ----------
              Total                                            40,910      35,550        29,994      28,008
                                                           ----------  ----------    ----------  ----------
Net Income                                                    167,909     146,075       102,699      90,049
Retained Earnings, Beginning of Period                      2,495,800   2,307,322     2,528,144   2,334,120
Dividends Declared                                            (64,247)    (59,197)      (33,387)    (30,861)
Common Stock Reacquired                                        (4,290)     (1,755)       (2,284)       (863)
                                                           ----------  ----------    ----------  ----------
Retained Earnings, End of Period                           $2,595,172  $2,392,445    $2,595,172  $2,392,445
                                                           ==========  ==========    ==========  ==========

Net Income Per Share of Common Stock                       $     2.67  $     2.32    $     1.63  $     1.43
                                                           ==========  ==========    ==========  ==========
Average Number of Shares Outstanding
  During the Period (In Thousands)                             62,974      62,962        62,983      62,974
                                                           ==========  ==========    ==========  ==========
Cash Dividends Paid to Common
  Stockholders                                             $     0.98  $     0.90    $     0.49  $     0.45
                                                           ==========  ==========    ==========  ==========


Income per share of common stock is based on the average number of common shares outstanding. Stock options do not have a significant dilutive effect on income per share.

                     SAFECO  CORPORATION  AND  SUBSIDIARIES
                    STATEMENT  OF  CONSOLIDATED CASH  FLOWS
                                 (In Thousands)

                                                                   Six Months Ended
                                                                       June 30
                                                             -----------------------------
                                                                 1995             1994
                                                             -----------        ----------
                                                                               <
OPERATING ACTIVITIES:
     Insurance Premiums Received                             $ 1,191,683        $ 1,128,990
     Dividends and Interest Received                             530,030            478,537
     Other Operating Receipts                                     92,007             84,973
     Insurance Claims and Policy Benefits Paid                  (890,523)          (865,349)
     Underwriting, Acquisition and Insurance Operating
        Costs Paid                                              (444,517)          (422,093)
     Interest Paid                                               (41,564)           (33,630)
     Other Operating Costs Paid                                  (48,754)           (48,185)
     Income Taxes Paid                                           (34,903)           (51,370)
                                                             -----------        -----------
                  Net Cash Provided by Operating Activities      353,459            271,873
                                                             -----------        -----------
INVESTING ACTIVITIES:
     Purchases of:
        Fixed Maturities Available-for-Sale                     (910,581)        (1,057,096)
        Fixed Maturities Held-to-Maturity                        (90,651)          (209,424)
        Equities                                                (109,216)           (61,354)
        Other Investments                                       (245,289)           (95,073)
     Maturities of Fixed Maturities Available-for-Sale           288,565            471,240
     Maturities of Fixed Maturities Held-to-Maturity               6,250             36,434
     Sales of:
        Fixed Maturities Available-for-Sale                      237,734            412,746
        Fixed Maturities Held-to-Maturity                              -                  -
        Equities                                                  85,223             33,587
        Other Investments                                         46,436             75,537
     Net Decrease in Short-Term Investments                       31,512             17,028
     Finance Receivables Originated or Acquired                 (179,287)          (142,139)
     Principal Payments Received on Finance Receivables          108,422            104,917
     Other                                                       (30,289)           (22,036)
                                                             -----------        -----------
                  Net Cash Used in Investing Activities         (761,171)          (435,633)
                                                             -----------        -----------
FINANCING ACTIVITIES:
     Funds Received Under Deposit Contracts                      543,639            427,531
     Return of Funds Held Under Deposit Contracts               (357,599)          (307,567)
     Proceeds from Notes and Mortgage Borrowings                 199,001             37,964
     Repayment of Notes and Mortgage Borrowings                  (17,131)           (78,664)
     Net Proceeds from Short-Term Borrowings                      96,445            112,056
     Common Stock Reaquired                                       (4,564)            (1,863)
     Dividends Paid to Stockholders                              (61,708)           (56,658)
     Other                                                         4,184              2,538
                                                             -----------        -----------
                  Net Cash Provided by Financing Activities      402,267            135,337
                                                             -----------        -----------
Net Decrease in Cash                                              (5,445)           (28,423)
Cash at Beginning of Period                                       63,504             67,833
                                                             -----------        -----------
Cash at End of Period                                        $    58,059        $    39,410
                                                             ===========        ===========


                                  (continued)

                     SAFECO  CORPORATION  AND  SUBSIDIARIES
                    STATEMENT  OF  CONSOLIDATED CASH  FLOWS
             (In Thousands)                            (continued)

                                                                     Six Months Ended
                                                                         June 30
                                                               -----------------------------
                                                                  1995               1994
                                                               ----------         ----------
Net Income                                                     $  167,909         $  146,075

Adjustments to Reconcile Net Income to Net Cash
     Provided by Operating Activities:
        Realized Investment Gain                                  (20,726)           (20,741)
        Depreciation and Amortization                              21,601             18,978
        Amortization of Fixed Maturity Investments                (16,031)           (10,200)
        Deferred Income Tax Benefit                                (5,984)           (11,027)
        Interest Expense on Deposit Contracts                     217,864            195,070
        Other Adjustments                                           6,133              5,479
        Changes in:
            Losses and Adjustment Expense Liabilities             (17,353)            77,803
            Unearned Premiums                                      34,258             31,234
            Life Policy Liabilities                                 1,964              2,232
            Accrued Income Taxes                                   11,206            (11,396)
            Accrued Interest on Accrual Bonds                     (14,320)           (20,742)
            Accrued Investment Income                                 953             (5,898)
            Deferred Policy Acquisition Costs                     (11,285)            (9,662)
            Other Assets and Liabilities                          (22,730)          (115,332)
                                                               ----------         ----------
               Total Adjustments                                  185,550            125,798
                                                               ----------         ----------
Net Cash Provided by Operating Activities                      $  353,459         $  271,873
                                                               ==========         ==========

SAFECO CORPORATION

MANAGEMENT'S DISCUSSION AND ANALYSIS

SAFECO Corporation

Our net income for the first six months of 1995 was $167.9 million, or $2.67 per share, compared with $2.32 per share for 1994. If we exclude realized gain from investments, our income was $2.45 per share, compared with $2.10 per share in 1994.



The following summarized financial information sets forth the contributions of each business segment to our consolidated income.




                                                                  Six Months Ended                Three Months Ended
                                                                       June 30                         June 30
                                                             --------------------------        ---------------------------
                                                               1995              1994            1995               1994
                                                             --------          --------        --------           --------
                                                                      (In Thousands Except Per Share Amounts)
Income (Loss) before Realized Gain
and Income Taxes:
  Property and Casualty Insurance:
    Underwriting Gain (Loss)                                 $(30,438)         $(44,582)       $  6,938           $ 14,943
    Net Investment Income                                     145,534           140,179          73,083             70,009
                                                             --------          --------        --------           --------
       Total Property and Casualty                            115,096            95,597          80,021             84,952
  Life and Health Insurance                                    66,738            59,778          34,924             29,755
  Real Estate                                                   3,755             5,193           1,291              2,400
  Credit                                                        5,464             4,479           3,079              1,995
  Asset Management                                              3,207             3,108           1,554              1,365
  Corporate                                                    (6,167)           (7,271)         (3,624)            (3,991)
                                                             --------          --------        --------           --------
      Total                                                   188,093           160,884         117,245            116,476
                                                             --------          --------        --------           --------
Realized Gain (Loss), before Tax, from:
  Security Investments                                         20,249            20,792          15,103              1,587
  Real Estate Investments                                         477               (51)            345                 (6)
                                                             --------          --------        --------           --------
      Total                                                    20,726            20,741          15,448              1,581
                                                             --------          --------        --------           --------
Income before Income Taxes                                    208,819           181,625         132,693            118,057
                                                             --------          --------        --------           --------
Provision for Income Taxes on:
  Income before Realized Gain                                  34,071            28,580          24,809             27,658
  Realized Gain                                                 6,839             6,970           5,185                350
                                                             --------          --------        --------           --------
      Total                                                    40,910            35,550          29,994             28,008
                                                             --------          --------        --------           --------
Net Income                                                   $167,909          $146,075        $102,699           $ 90,049
                                                             ========          ========        ========           ========
Net Income Per Share of Common Stock                            $2.67             $2.32           $1.63              $1.43
                                                                =====             =====           =====              =====

SAFECO CORPORATION

MANAGEMENT'S DISCUSSION AND ANALYSIS                              (Continued)

Property and Casualty Insurance

Property and casualty operations for the first six months of 1995 produced pretax income of $115.1 million before realized gain from investments, compared with $95.6 million for the first six months of last year. The loss from underwriting for the first six months was $30.4 million, compared with a loss of $44.6 million a year ago. The second quarter produced an underwriting profit of $6.9 million. This compares with a loss of $37.4 million last quarter and a profit of $14.9 million for the second quarter last year. During the current quarter, two separate hailstorms hit the Dallas area resulting in $28 million in claims. For the first six months of 1995, catastrophe losses totaled $90 million which includes the Dallas hailstorms and the first quarter $25 million increase in the estimated cost of the January, 1994 Los Angeles earthquake. In 1994, the charge to earnings from catastrophe losses for the first six months was $106 million, including $83 million, after reinsurance, for the Los Angeles earthquake. The combined loss and expense ratio was 102.9 for the first six months, compared with 104.5 last year. Investment income was $145.5 million, up 4% from a year ago.

Personal auto, our largest line, produced an underwriting profit of $29.1 million for the first six months, compared with $36.3 million for the first six months last year. The profit for the second quarter was $26.8 million. Loss costs are up approximately 8% due to increases in both the frequency and severity of auto claims.

Homeowners produced an underwriting loss of $39.6 million for the first six months, compared with a loss of $15.0 million for the first six months of 1994. Catastrophe losses continue to adversely impact results for this line. For the first six months, losses from catastrophes were $44.3 million, compared with $20.7 million a year ago. We continue to pursue additional premiums for this coverage through a combination of higher prices and proper insurance to value.

Other personal lines, which provide coverage for earthquake, dwelling fire, inland marine, boats, and recreational vehicles, produced an underwriting loss of $19.1 million, compared with a loss of $60.2 million for the first six months last year. Results for both years reflect our experience with losses from the Northridge earthquake.

Commercial lines continue to produce results that compare very favorably with the industry. For the first six months, commercial lines produced an underwriting loss of $11.2 million, operating at a combined ratio of 104.1. A year ago, the loss was $11.0 million and the combined ratio was 104.3. The current year loss costs include $7 million from the Dallas hailstorms discussed above. These strong results reflect our target marketing initiatives, a focus on efficient operations and our ability to deliver value-added service to customers. In addition, we continue to maintain rate adequacy in the face of stiff price competition.

The surety line continues to achieve excellent results for both contract and commercial bond business. The profit for this line was $10.9 million for the first six months, compared with a profit of $6.7 million for the first six months last year. Premiums written for the first six months increased 17% over a year ago, primarily due to increases in both the number and size of contract bonds written.

Including surety, total premiums written for the first six months increased 6% over a year ago with personal lines up 5%, and commercial lines up 4%.

SAFECO CORPORATION

MANAGEMENT'S DISCUSSION AND ANALYSIS                             (Continued)

Life and Health Insurance

The life and health operations produced a pretax profit, before realized gain from investments, of $66.7 million for the first six months of 1995, compared with $59.8 million for the same period last year. The second quarter produced profit of $34.9 million, compared with $29.8 million for the same period last year.

The annuity and pension lines combined first half earnings were $28.7 million. This is an increase over the $19.7 million reported for the first half of 1994. Increased investment income, due to higher interest rates during these reporting periods, and reduced expenses continue to benefit these lines. Group insurance earnings declined to $5.3 million for the first six months, compared with $10.5 million for the same period last year. This reduction in group earnings continues to be the result of competitive market conditions and an increase in both medical and life claims.

Real Estate

SAFECO Properties' pretax income was $3.8 million for the first six months of 1995, compared with $5.2 million in 1994. This decrease in income is partially the result of higher short-term interest rates when compared with 1994 and additional depreciation charges on several new projects. In the Statement of Consolidated Income and Retained Earnings, the decrease in Real Estate Revenues and Other Expenses is due primarily to a lower level of sales of properties held for sale in the first quarter of 1995, compared with the same period in 1994. We have finally received all the required approvals to begin construction on the Redmond Town Center project -- a 1.4 million square foot, open air, mixed use retail center in Redmond, Washington. Construction began on July 19, 1995.

Credit

SAFECO Credit Company produced a pretax profit of $5.5 million in the first six months of 1995, compared with $4.5 million in the same period of 1994. Income in the second quarter was $3.1 million, compared with $2.0 million in the second quarter of 1994. New commercial loan and lease fundings in 1995 were 22% greater than in the first six months of 1994. Delinquency experience continued at very low levels with accounts past due 30 days or more totaling less than 1% at June 30, 1995.

SAFECO Credit's summarized financial information is as follows (in thousands):

                                                        June 30                     December 31
                                                          1995                         1994
                                                        --------                    -----------
                 Finance Receivables                    $676,610                     $619,059

                 Other Assets                            133,301                      138,107
                                                        --------                     --------
                     Total Assets                       $809,911                     $757,166
                                                        ========                     ========

                 Credit Company Borrowings              $575,287                     $510,600

                 Other Liabilities                       142,282                      156,973
                                                        --------                     --------
                     Total Liabilities                  $717,569                     $667,573
                                                        ========                     ========

                                                               Six Months Ended June 30
                                                         ------------------------------------
                                                          1995                         1994
                                                         -------                      -------
                 Revenues                                $34,112                      $26,828
                 Expenses                                 28,648                       22,349
                                                         -------                      -------
                 Income before Income Taxes                5,464                        4,479
                 Provision for Federal Income Taxes        1,795                        1,461
                                                         -------                      -------
                     Net Income                          $ 3,669                      $ 3,018
                                                         =======                      =======

SAFECO CORPORATION

MANAGEMENT'S DISCUSSION AND ANALYSIS                             (Continued)

Asset Management

The pretax income for our investment management activities for the first six months of 1995 was $3.2 million, up slightly from the same period last year. Assets under management are approximately $2.7 billion, a 19% increase from June 30, 1994.

Investment Portfolios

The market value of our consolidated bond portfolio was $826 million in excess of amortized cost at June 30, 1995. This compares with market value being in excess of amortized cost by $312 million at March 31, 1995 and market value being below amortized cost by $204 million at December 31, 1994. These higher market values reflect the strength in the bond market during 1995 as a result of lower interest rates.

The market value of our equity securities was $423 million in excess of cost at June 30, 1995.

A.M. Best Upgrades SAFECO Life to A++

On June 26, 1995, A.M. Best upgraded its rating on SAFECO Life from an A+ to A++, its highest possible designation. With this change, SAFECO Life joins only a handful of other life insurance companies to hold the A++ rating. SAFECO's property and casualty companies also hold the A++ rating.

A.M. Best, which started reviewing insurers in 1906, is one of the oldest and most trusted rating organizations in the industry. Best's ratings are based on reviews of financial results, investment philosophy, marketing strengths, agency representation and overall company management.

Debt Issue

On March 29, 1995, we issued $200 million of 7-7/8% notes, due April 1, 2005. The proceeds of this issue are invested in short-term treasury securities and will be used to redeem our existing 10-3/4% notes due September 15, 1995.

SAFECO CORPORATION


MANAGEMENT'S DISCUSSION AND ANALYSIS                              (Continued)

Other -- Footnotes

The following additional footnote disclosures relate to new accounting standards.

         Summary of Significant Accounting Policies - New Accounting Standards

         In March of 1995, the Financial Accounting Standards Board (FASB) issued Statement 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.'' Statement 121 requires that under specified circumstances certain assets be reviewed for impairment. If an impairment is indicated the asset shall be written down to fair value. Statement 121 is effective for financial statements for fiscal years beginning after December 15, 1995 and SAFECO will adopt it in the first quarter of 1996. Although the impact of the Statement is currently being studied, it is not expected to have a material effect on SAFECO's financial position or results of operations.

         Investments

         In May of 1993, the FASB issued Statement 114, "Accounting by Creditors for Impairment of a Loan,'' which provides guidance on valuing impaired loans (FAS 114). The FASB also issued Statement 118, "Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosures'' (FAS 118), in October of 1994, which amends Statement 114. Both statements are effective for 1995 and were adopted by SAFECO on January 1, 1995. Adoption did not affect net income.

         The following table summarizes SAFECO's consolidated allowance for credit losses for the first six months of 1995 (in thousands):


                 Allowance as of December 31, 1994                         $24,557
                 Provision for Credit Losses                                 2,200
                 Recoveries                                                    245
                 Loans Charged Off as Uncollectible                           (478)
                                                                           -------
                 Allowance as of June 30, 1995                             $26,524
                                                                           =======


         This allowance relates to SAFECO Credit's Finance Receivables ($677 million at June 30, 1995) and to Mortgage Loan investments ($425 million at June 30, 1995) nearly all of which are held by SAFECO's life and health company. The allowance includes amounts determined under FAS 114 and FAS 118 (specific reserves), as well as general reserve amounts. The total investment in impaired loans, as defined under FAS 114 and 118 and before any reserve for losses, is $10.1 million at June 30, 1995. A specific loan loss reserve has been established for each impaired loan, the total of which is $2.8 million at June 30, 1995 and is included in the overall allowance of $26.5 million at June 30, 1995.

SAFECO CORPORATION


Part II - Other Information


Item 4.Submission of Matters to a Vote of Security Holders

       The Annual Meeting of Shareholders of SAFECO Corporation was held May 3, 1995. SAFECO Shareholders elected four nominees to the Board of Directors by the votes shown below. The terms of all of the nominees elected will expire in 1998 with the exception of Mr. Graham, who will tender his resignation as director at the 1996 Annual Meeting of Shareholders in accordance with the Corporation's retirement policy for directors. There were no broker non-votes with respect to any of the nominees.

                                  Votes            Votes
                                   For            Withheld
                               ----------         --------
       Roger H. Eigsti         58,584,647          554,904
       John W. Ellis           58,575,522          564,029
       Donald G. Graham, Jr.   58,567,519          572,032
       William R. Wiley        58,351,282          788,269


Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits

         Exhibit 27         Financial Data Schedule.


    (b)  Reports on Form 8-K

         No Form 8-Ks were filed, nor required to be filed for any event during the quarter ended June 30, 1995.