Form 10-Q
period 1995-09-30
SAFECO CORP
filed 1995-11-07
CIK 86104

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

              /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                      FOR QUARTER ENDED SEPTEMBER 30, 1995

             / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period____________to___________


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


        Registrant's Telephone Number, Including Area Code (206)545-5000

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

                    62,984,415 shares of no par value common
                  stock were outstanding at September 30, 1995

                               SAFECO CORPORATION
--------------------------------------------------------------------------------
                        TABLE OF CONTENTS AND SIGNATURES

Part I - Financial Information*                                             Page
                                                                            ----
    Item 1.   Financial Statements:
          Consolidated Balance Sheet,
             September 30, 1995 and December 31, 1994                         3
          Statement of Consolidated Income and Retained Earnings for
             the Quarters and Nine Months Ended September 30, 1995 and
             1994                                                             5
          Statement of Consolidated Cash Flows for
             the Nine Months Ended September 30, 1995 and 1994                6
    Item 2.   Management's Discussion and Analysis                            8


Part II - Other Information

    Item 6.   Exhibits and Reports on Form 8-K                               13

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

                                       SAFECO CORPORATION
                                       (Registrant)

                                       BOH A. DICKEY
                                       ----------------------------
                                       Boh A. Dickey
                                       Executive Vice President and
         Dated November 7, 1995        Chief Financial Officer

                                       ROD A. PIERSON
                                       ----------------------------
                                       Rod A. Pierson
                                       Senior Vice President, Secretary,
         Dated November 7, 1995        Controller and Chief Accounting Officer

                       SAFECO CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 (In Thousands)

---------------------------------------------------------------------------------------------------------
                                                                         September 30         December 31
                      ASSETS                                                 1995                 1994
                      ------                                             ------------         -----------
Investments:

  Fixed Maturities Available-for-Sale, at Market Value
     (Amortized cost: 1995 - $10,154,948; 1994 - $9,608,210)             $10,823,121          $ 9,509,071

  Fixed Maturities Held-to-Maturity, at Amortized Cost
     (Market value: 1995 - $2,438,970; 1994 - $1,948,309)                  2,223,211            2,053,132

  Marketable Equity Securities, at Market Value
       (Cost: 1995 - $616,410; 1994 - $565,007)                            1,101,912              855,054

  Mortgage Loans                                                             414,505              418,983

  Real Estate (At cost less accumulated depreciation)                        500,353              475,865

  Policy Loans                                                                55,350               53,329

  Short-Term Investments                                                      76,790              101,574
                                                                         -----------          -----------

             Total Investments                                            15,195,242           13,467,008




Cash                                                                          55,340               63,504

Accrued Investment Income                                                    230,606              229,964

Finance Receivables                                                          682,025              619,059

Premiums and Other Service Fees Receivable                                   443,004              418,733

Other Notes and Accounts Receivable                                           84,237               69,572

Reinsurance Recoverables                                                     148,108              172,510

Land, Buildings and Equipment for Company Use
  (At cost less accumulated depreciation)                                    170,818              160,973

Deferred Policy Acquisition Costs                                            356,677              388,843

Other Assets                                                                 412,754              311,563
                                                                         -----------          -----------

             TOTAL                                                       $17,778,811          $15,901,729
                                                                         ===========          ===========

                                   (continued)

                       SAFECO CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                       (In Thousands Except Share Amounts)           (continued)

----------------------------------------------------------------------------------------------------------
                                                                         September 30         December 31
              LIABILITIES AND STOCKHOLDERS' EQUITY                           1995                 1994
              ------------------------------------                       ------------         -----------
Losses and Adjustment Expense                                            $ 2,217,911          $ 2,265,854
Unearned Premiums                                                            930,953              866,964
Life Policy Liabilities                                                      158,427              155,322
Funds Held Under Deposit Contracts                                         8,564,980            7,988,456
Notes and Mortgages Payable:
    Credit Company Borrowings ($564,800 maturing within one year)            611,300              510,600
    10.75% Notes Due September 1995                                               --              200,000
    Other Notes and Mortgages ($42,093 maturing within one year)             275,899              272,309
    7.875% Notes Due 2005                                                    200,000                   --
Other Liabilities                                                            815,469              754,258
Federal and Canadian Income Taxes:
    Current                                                                   35,715               22,627
    Deferred (Includes tax on unrealized appreciation
      of investment securities:
      1995 - $386,583; 1994 - $66,818)                                       357,775               35,860
                                                                         -----------          -----------
           Total Liabilities                                              14,168,429           13,072,250
                                                                         -----------          -----------

Preferred Stock, No Par Value:
    Shares Authorized: 10,000,000
    Shares Issued and Outstanding: None                                           --                   --


Common Stock, No Par Value:
    Shares Authorized: 150,000,000
    Shares Reserved for Options:
      1995 - 1,889,803; 1994 - 2,042,691
    Shares Issued and Outstanding:
      1995 - 62,984,415; 1994 - 62,951,634                                   216,125              211,194
Retained Earnings                                                          2,674,991            2,495,800
Unrealized Appreciation of Investment
  Securities, Net of Tax                                                     721,974              128,123
Unrealized Loss from Foreign Currency
  Translation, Net of Tax                                                     (2,708)              (5,638)
                                                                         -----------          -----------
           Total Stockholders' Equity                                      3,610,382            2,829,479
                                                                         -----------          -----------
           TOTAL                                                         $17,778,811          $15,901,729
                                                                         ===========          ===========

                       SAFECO CORPORATION AND SUBSIDIARIES
             STATEMENT OF CONSOLIDATED INCOME AND RETAINED EARNINGS
                     (In Thousands Except Per Share Amounts)

---------------------------------------------------------------------------------------------------------------------------
                                                                 Nine Months Ended                  Three Months Ended
                                                                    September 30                       September 30
                                                           -----------------------------       ---------------------------
                                                               1995              1994             1995             1994
                                                           -----------       -----------       ----------       ----------
REVENUES:
    Insurance:
       Property and Casualty Earned Premiums               $ 1,605,580       $ 1,517,223       $  544,479       $  529,234
       Life and Health Premiums and Other Revenues             200,610           209,984           65,929           68,451
                                                           -----------       -----------       ----------       ----------
              Total                                          1,806,190         1,727,207          610,408          597,685
    Real Estate                                                 57,127            84,220           18,298           30,931
    Finance                                                     47,939            38,737           16,962           13,948
    Asset Management                                            13,320            13,130            4,588            5,687
    Net Investment Income                                      799,792           735,927          271,521          249,303
    Realized Investment Gain                                    43,238            24,983           22,512            4,242
                                                           -----------       -----------       ----------       ----------
              Total                                          2,767,606         2,624,204          944,289          901,796
                                                           -----------       -----------       ----------       ----------
EXPENSES:
    Losses, Adjustment Expense and Policy Benefits           1,689,749         1,646,327          546,929          570,804
    Commissions                                                302,731           295,657          101,649          105,420
    Personnel Costs                                            171,675           165,840           60,066           55,453
    Interest                                                    67,021            50,801           23,034           17,670
    Dividends to Policyholders                                  11,996            17,339            3,431            6,469
    Other                                                      176,345           200,243           60,338           69,361
    Amortization of Deferred Policy Acquisition Costs          305,293           293,615          102,857          101,096
    Deferral of Policy Acquisition Costs                      (319,029)         (313,022)        (107,021)        (110,256)
                                                           -----------       -----------       ----------       ----------
              Total                                          2,405,781         2,356,800          791,283          816,017
                                                           -----------       -----------       ----------       ----------

Income before Income Taxes                                     361,825           267,404          153,006           85,779
                                                           -----------       -----------       ----------       ----------
Provision (Benefit) for Federal
  and Canadian Income Taxes:
    Current                                                     78,051            63,689           31,157           17,112
    Deferred                                                     1,008           (14,872)           6,992           (3,845)
                                                           -----------       -----------       ----------       ----------
              Total                                             79,059            48,817           38,149           13,267
                                                           -----------       -----------       ----------       ----------

Net Income                                                     282,766           218,587          114,857           72,512


Retained Earnings, Beginning of Period                       2,495,800         2,307,322        2,595,172        2,392,445
Dividends Declared                                             (97,631)          (90,065)         (33,384)         (30,868)
Common Stock Reacquired                                         (5,944)           (2,189)          (1,654)            (434)
                                                           -----------       -----------       ----------       ----------
Retained Earnings, End of Period                           $ 2,674,991       $ 2,433,655       $2,674,991       $2,433,655
                                                           ===========       ===========       ==========       ==========


Net Income Per Share of Common Stock                       $      4.49       $      3.47       $     1.82       $     1.15
                                                           ===========       ===========       ==========       ==========

Average Number of Shares Outstanding
  During the Period (In Thousands)                              62,979            62,971           62,987           62,988
                                                           ===========       ===========       ==========       ==========

Cash Dividends Paid to Common
  Stockholders                                             $      1.51       $      1.39       $     0.53       $     0.49
                                                           ===========       ===========       ==========       ==========


Income per share of common stock is based on the average number of common shares outstanding. Stock options do not have a significant dilutive effect on income per share.

                       SAFECO CORPORATION AND SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED CASH FLOWS
                                 (In Thousands)

------------------------------------------------------------------------------------------------------------
                                                                                  Nine Months Ended
                                                                                     September 30
                                                                        ------------------------------------
                                                                            1995                    1994
                                                                        ------------             -----------
OPERATING ACTIVITIES:
     Insurance Premiums Received                                        $  1,806,409             $ 1,730,935
     Dividends and Interest Received                                         793,156                 721,356
     Other Operating Receipts                                                127,819                 133,648
     Insurance Claims and Policy Benefits Paid                            (1,366,578)             (1,269,183)
     Underwriting, Acquisition and Insurance Operating
        Costs Paid                                                          (611,644)               (596,378)
     Interest Paid                                                           (62,249)                (54,181)
     Other Operating Costs Paid                                              (66,467)                (75,101)
     Income Taxes Paid                                                       (64,766)                (76,470)
                                                                        ------------             -----------

                  Net Cash Provided by Operating Activities                  555,680                 514,626
                                                                        ------------             -----------
INVESTING ACTIVITIES:
     Purchases of:
        Fixed Maturities Available-for-Sale                               (1,440,097)             (1,584,272)
        Fixed Maturities Held-to-Maturity                                   (161,483)               (262,546)
        Equities                                                            (151,437)                (98,908)
        Other Investments                                                   (270,636)               (130,009)
     Maturities of Fixed Maturities Available-for-Sale                       521,397                 626,188
     Maturities of Fixed Maturities Held-to-Maturity                          10,493                  52,991
     Sales of:
        Fixed Maturities Available-for-Sale                                  372,383                 562,861
        Fixed Maturities Held-to-Maturity                                         --                      --
        Equities                                                             124,955                  73,365
        Other Investments                                                    278,448                  96,622
     Net Decrease in Short-Term Investments                                   22,084                  23,362
     Finance Receivables Originated or Acquired                             (251,667)               (220,595)
     Principal Payments Received on Finance Receivables                      175,166                 161,616
     Other                                                                   (46,709)                (34,652)
                                                                        ------------             -----------

                  Net Cash Used in Investing Activities                     (817,103)               (733,977)
                                                                        ------------             -----------
FINANCING ACTIVITIES:
     Funds Received Under Deposit Contracts                                  772,396                 731,442
     Return of Funds Held Under Deposit Contracts                           (528,136)               (482,157)
     Proceeds from Notes and Mortgage Borrowings                             199,001                  38,174
     Repayment of Notes and Mortgage Borrowings                             (219,896)               (119,395)
     Net Proceeds from Short-Term Borrowings                                 127,617                 119,163
     Common Stock Reaquired                                                   (6,312)                 (2,325)
     Dividends Paid to Stockholders                                          (95,095)                (87,520)
     Other                                                                     3,684                   1,483
                                                                        ------------             -----------

                  Net Cash Provided by Financing Activities                  253,259                 198,865
                                                                        ------------             -----------
Net Decrease in Cash                                                          (8,164)                (20,486)
Cash at Beginning of Period                                                   63,504                  67,833
                                                                        ------------             -----------
Cash at End of Period                                                   $     55,340             $    47,347
                                                                        ============             ===========


                           (continued)

                       SAFECO CORPORATION AND SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED CASH FLOWS
                                (In Thousands)                       (continued)

------------------------------------------------------------------------------------------------------------
                                                                                   Nine Months Ended
                                                                                      September 30
                                                                            --------------------------------
                                                                              1995                    1994
                                                                            --------                --------
Net Income                                                                  $282,766                $218,587

Adjustments to Reconcile Net Income to Net Cash
     Provided by Operating Activities:
        Realized Investment Gain                                             (43,238)                (24,983)
        Depreciation and Amortization                                         37,772                  28,993
        Amortization of Fixed Maturity Investments                           (26,388)                (16,270)
        Deferred Income Tax Expense (Benefit)                                  1,008                 (14,872)
        Interest Expense on Deposit Contracts                                326,083                 293,490
        Other Adjustments                                                      6,431                   8,789
        Changes in:
            Losses and Adjustment Expense Liabilities                        (47,943)                140,082
            Unearned Premiums                                                 63,989                  70,058
            Life Policy Liabilities                                            3,105                   4,305
            Accrued Income Taxes                                              13,088                 (19,307)
            Accrued Interest on Accrual Bonds                                (25,163)                (32,275)
            Accrued Investment Income                                           (642)                 (9,690)
            Deferred Policy Acquisition Costs                                (16,985)                (18,360)
            Other Assets and Liabilities                                     (18,203)               (113,921)
                                                                            --------                --------

               Total Adjustments                                             272,914                 296,039
                                                                            --------                --------

Net Cash Provided by Operating Activities                                   $555,680                $514,626
                                                                            ========                ========

SAFECO CORPORATION

MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------

SAFECO Corporation

Our net income for the first nine months of 1995 was $282.8 million or $4.49 per share, compared with $3.47 per share for 1994. If we exclude realized gain from investments, our income was $4.05 per share, compared with $3.21 per share in 1994.

The following summarized financial information sets forth the contributions of each business segment to our consolidated income.


                                                               NINE MONTHS ENDED           THREE MONTHS ENDED
                                                                 SEPTEMBER 30                 SEPTEMBER 30
                                                          ---------------------------------------------------------
                                                             1995              1994       1995              1994
                                                                  (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

-------------------------------------------------------------------------------------------------------------------

      Income (Loss) before Realized Gain
      and Income Taxes:

         Property and Casualty Insurance:
            Underwriting Gain (Loss)                      $  (6,762)      $ (73,657)      $  23,676       $(29,075)
            Net Investment Income                           218,320         211,070          72,786         70,891
                                                          ---------       ---------       ---------       --------
              Total Property and Casualty                   211,558         137,413          96,462         41,816
         Life and Health Insurance                           98,708          95,619          31,970         35,841
         Real Estate                                          5,907           7,724           2,152          2,531
         Credit                                               8,976           7,440           3,512          2,961
         Asset Management                                     4,951           4,694           1,744          1,586
         Corporate                                          (11,513)        (10,469)         (5,346)        (3,198)
                                                          ---------       ---------       ---------       --------
               Total                                        318,587         242,421         130,494         81,537
                                                          ---------       ---------       ---------       --------
      Realized Gain (Loss), before Tax, from:
         Security Investments                                42,477          25,034          22,228          4,242
         Real Estate Investments                                761             (51)            284              -
                                                          ---------       ---------       ---------       --------
               Total                                         43,238          24,983          22,512          4,242
                                                          ---------       ---------       ---------       --------
      Income before Income Taxes                            361,825         267,404         153,006         85,779
                                                          ---------       ---------       ---------       --------
      Provision for Income Taxes on:
         Income before Realized Gain                         63,729          40,434          29,658         11,854
         Realized Gain                                       15,330           8,383           8,491          1,413
                                                          ---------       ---------       ---------       --------
               Total                                         79,059          48,817          38,149         13,267
                                                          ---------       ---------       ---------       --------
      Net Income                                          $ 282,766       $ 218,587       $ 114,857       $ 72,512
                                                          =========       =========       =========       ========
      Net Income Per Share of Common Stock                $    4.49       $    3.47       $    1.82       $   1.15
                                                          =========       =========       =========       ========

SAFECO CORPORATION

MANAGEMENT'S DISCUSSION AND ANALYSIS                                 (Continued)

--------------------------------------------------------------------------------

Property and Casualty Insurance

Property and casualty operations for the first nine months of 1995 produced pretax income of $211.6 million before realized gain from investments, compared with $137.4 million for the first nine months of last year. The loss from underwriting was $6.8 million for the first nine months, compared with $73.7 million a year ago. The third quarter produced an underwriting profit of $23.7 million. This compares favorably with a profit of $6.9 million last quarter and a loss of $29.1 million for the third quarter last year. During the quarter, the estimated cost of claims from the January 1994 Los Angeles earthquake was increased by $17 million to bring our estimate of total gross losses from the event to $267 million. For the first nine months of 1995, catastrophe losses totaled $111 million, including $42 million from the first and third quarter increases in the estimated cost of the Los Angeles earthquake. For the first nine months of 1994, the charge to earnings from catastrophe losses was $145 million, including $113 million, after reinsurance, for the Los Angeles earthquake. The combined loss and expense ratio was 100.4 for the first nine months, compared with 104.9 last year. Investment income was $218.3 million, up 3% from a year ago. Cash flow from operations is positive but declining interest rates are slowing the growth of investment income.

Personal auto, our largest line, produced an underwriting profit of $66.4 million for the first nine months, compared with $47.2 million for the first nine months last year. The profit for the third quarter was $37.3 million. Loss costs are up less than 5% over a year ago.

Homeowners produced an underwriting loss of $38.7 million for the first nine months, compared with a loss of $27.5 million for the first nine months of 1994. Catastrophe losses continue to impact results for this line. For the first nine months, losses from catastrophes were $46 million, compared with $30 million a year ago. We continue to pursue additional premium for this coverage through a combination of increased rates and proper insurance to value.

Other personal lines, which provide coverage for earthquake, dwelling fire, inland marine and boats, produced an underwriting loss of $32.6 million, compared with a loss of $85.6 million for the first nine months last year. Results for both years reflect our experience with losses from the Los Angeles earthquake.

Commercial lines continues to produce results that compare favorably with the industry. For the first nine months, commercial lines produced an underwriting loss of $17.7 million, operating at a combined ratio of 104.3. A year ago, the loss was $17.6 million and the combined ratio was 104.4. These strong results reflect our target marketing initiatives, a focus on efficient operations and our ability to deliver value-added service to customers. In addition, we continue to maintain rate adequacy in the face of stiff price competition.

The surety line continues to experience excellent results for both contract and commercial bond business. The profit for this line was $16.9 million for the first nine months, compared with a profit of $11.2 million for the first nine months last year. Premiums written for the first nine months increased 10% over a year ago, primarily due to increases in both the number and size of contract bonds written.

Including surety, total premiums written for the first nine months increased 4% over a year ago with personal lines up 5%, and commercial lines down less than 1%.

SAFECO CORPORATION

MANAGEMENT'S DISCUSSION AND ANALYSIS                                 (Continued)

--------------------------------------------------------------------------------

Life and Health Insurance

Life and health operations produced a pretax profit, before realized gain from investments, of $98.7 million for the first nine months of 1995, compared with $95.6 million for the same period last year. The third quarter profit was $32.0 million. This compares with $35.8 million, which was a record quarter, posted for the same period last year.

The annuity and pension lines combined first nine months' earnings were $43.4 million. This is an increase over the $35.1 million reported for the first nine months of 1994. Increased investment income during these reporting periods and a focus on expense management continue to benefit these lines. Group insurance earnings declined to $7.8 million for the first nine months, compared with $15.8 million for the same period last year. This reduction in earnings continues to reflect increased competition.

Real Estate

SAFECO Properties' pretax income was $5.9 million for the first nine months of 1995, compared with $7.7 million for 1994. Our commercial and medical real estate operations continue to perform well. In the Statement of Consolidated Income and Retained Earnings, the decrease in Real Estate Revenues and Other Expenses is due primarily to a lower level of sales of properties held for sale in 1995 compared with 1994.

Construction on our 1.4 million square-foot, mixed-use development in Redmond, Washington began in July 1995 and is progressing as planned. Additionally, our extensive expansion and remodel of our Washington Square Shopping Center property in Portland, Oregon was completed this summer and is near full occupancy.

Credit

SAFECO Credit Company produced a pretax profit of $9.0 million in the first nine months of 1995, compared with $7.4 million in the same period of 1994. Income in the third quarter was $3.5 million, compared with $3.0 million in the third quarter of 1994. New commercial loan and lease fundings in 1995 were 9% greater than in the first nine months of 1994. Non-affiliate receivables and operating leases reached $733 million at September 30, 1995, an annualized 14% increase from December 1994. Delinquency experience continued at very low levels with accounts past due 30 days or more totaling less than 1% at September 30, 1995.

SAFECO Credit summarized financial information is as follows (in thousands):


                                 September 30      December 31
                                     1995              1994
                                 ------------      -----------
Finance Receivables                $682,025          $619,059
Other Assets                        112,736           138,107
                                   --------          --------
    Total Assets                   $794,761          $757,166
                                   ========          ========

Credit Company Borrowings          $611,300          $510,600
Other Liabilities                    89,258           156,973
                                   --------          --------
    Total Liabilities              $700,558          $667,573
                                   ========          ========


                                         Nine Months Ended September 30
                                         ------------------------------
                                              1995             1994
                                            -------          -------
Revenues                                    $52,466          $41,825
Expenses                                     43,490           34,385
                                            -------          -------
Income before Income Taxes                    8,976            7,440
Provision for Federal Income Taxes            2,985            2,272
                                            -------          -------
    Net Income                              $ 5,991          $ 5,168
                                            =======          =======

SAFECO CORPORATION

MANAGEMENT'S DISCUSSION AND ANALYSIS                                 (Continued)

--------------------------------------------------------------------------------

Asset Management

The pretax income from our investment management operations for the first nine months of 1995 was $5.0 million, compared with $4.7 million last year. Assets under management have grown to $2.9 billion, an increase of 16% over September 30, 1994.

Investment Portfolios

The market value of our consolidated bond portfolio was $884 million in excess of amortized cost at September 30, 1995. This compares with market value being in excess of amortized cost by $826 million at June 30, 1995 and market value being below amortized cost by $204 million at December 31, 1994. These higher market values reflect the strength in the bond market during 1995 as a result of declining interest rates.

The market value of our equity securities was $486 million in excess of cost at September 30, 1995.

Debt Issue

On March 29, 1995, we issued $200 million of 7-7/8% notes, due April 1, 2005. The proceeds of this issue were invested in short-term treasury securities and were subsequently used to redeem our existing 10-3/4% notes on September 15, 1995.

Subsequent Event -- Hurricane Opal

Hurricane Opal struck the southeastern portion of the United States on October 4, 1995. SAFECO's losses are expected to approximate $10 million. The losses will be recorded in the fourth quarter.

Stock Split

SAFECO Corporation declared a 2-for-1 stock split on November 1, 1995. The stock split will be paid on December 1, 1995, to shareholders of record on November 13, 1995.

SAFECO CORPORATION

MANAGEMENT'S DISCUSSION AND ANALYSIS                                 (Continued)

--------------------------------------------------------------------------------

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

            The following table summarizes SAFECO's consolidated allowance for credit losses for the first nine months of 1995 (in thousands):


               Allowance as of December 31, 1994           $ 24,557
               Provision for Credit Losses                    3,200
               Recoveries                                       512
               Loans Charged Off as Uncollectible              (605)
                                                           --------
               Allowance as of September 30, 1995          $ 27,664
                                                           ========

            This allowance relates to SAFECO Credit's Finance Receivables ($682 million at September 30, 1995) and to Mortgage Loan investments ($415 million at September 30, 1995) nearly all of which are held by SAFECO's life and health company. The allowance includes amounts determined under FAS 114 and FAS 118 (specific reserves), as well as general reserve amounts. The total investment in impaired loans, as defined under FAS 114 and 118 and before any reserve for losses, is $10.1 million at September 30, 1995. A specific loan loss reserve has been established for each impaired loan, the total of which is $3.7 million at September 30, 1995 and is included in the overall allowance of $27.7 million at September 30, 1995.

SAFECO CORPORATION

Part II - Other Information

Item 6.   Exhibits and Reports on Form 8-K

    (a)   Exhibits

          Exhibit 27    Financial Data Schedule.

    (b)   Reports on Form 8-K

          No Form 8-Ks were filed, nor required to be filed for any event during the quarter ended September 30, 1995.