Form 10-K405
period 1995-12-31
SAFECO CORP
filed 1996-03-27
CIK 86104

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required). For the fiscal year ended December 31, 1995.

                                       or

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee
                  Required). For the transition period from ________________ to ___________________.

                         Commission File Number 1-6563.

                               SAFECO CORPORATION
             (Exact name of registrant as specified in its charter)

              WASHINGTON                                91-0742146
        (State of Incorporation)                 (I.R.S. Employer I.D. No.)

                     SAFECO PLAZA, SEATTLE, WASHINGTON 98185
                    (Address of principal executive offices)

                                  206-545-5000
              (Registrant's telephone number, including area code)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                           Common Stock, No Par Value
            (125,998,253 shares were outstanding at January 31, 1996)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES  X  NO    .
                                       ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of January 31, 1996 was $4,520,000,000.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant's 1995 Annual Report to Stockholders are incorporated by reference into Parts I and II.

Portions of the registrant's definitive Proxy Statement for the 1996 annual shareholder meeting to be held May 1, 1996 are incorporated by reference into
Part III.

PART I

Item 1.      Business

             SAFECO Corporation (the Corporation) is incorporated as a business corporation under the laws of the state of Washington. The Corporation is a holding company and is engaged, through its operating subsidiaries, in various segments of insurance and other financially-related businesses. The Corporation and its subsidiaries, collectively referred to as "SAFECO", employed approximately 7,500 employees at December 31, 1995. The home offices of the Corporation and its principal subsidiaries are in Seattle, Washington and Redmond, Washington.

             The insurance subsidiaries are engaged in two principal lines: property and casualty insurance, and life and health insurance. Both are subject to regulation and supervision in every jurisdiction in which they do business. The nature and extent of such regulation varies, but generally has its source in statutes which delegate regulatory, supervisory and administrative powers to state insurance commissioners. Such regulation, supervision and administration relate, among other things, to the standards of solvency which must be met and maintained; the licensing of insurers and their agents; the nature of limitation on investments; deposits of securities for the benefit of policyholders; approval of policy forms and premium rates; periodic examination of the affairs of insurance companies; annual and other reports required to be filed on the financial condition of insurers or for other purposes; the amount of dividends which may be distributed to a parent corporation; requirements regarding reserves for unearned premiums and losses and other matters. Regulation requires that property and casualty rates be adequate but not excessive nor unfairly discriminatory. See pages 28 and 29 in the 1995 Annual Report to Stockholders, incorporated herein by reference (Exhibit
             13), for more information on certain regulatory matters.

             All areas of the insurance business are highly competitive due to the marketing structure and the large number of stock and mutual insurance companies and other competing entities. These factors prevent any one insurance company or group of insurers from dominating the market.

             Property and Casualty Operations

             Subsidiaries of the Corporation engaged in the property and casualty insurance business, which insure personal, commercial, and surety lines, are SAFECO Insurance Company of America, General Insurance Company of America, First National Insurance Company of America, SAFECO National Insurance Company, SAFECO Insurance Company of Illinois, SAFECO Lloyds Insurance Company, SAFECO Surplus Lines Insurance Company, F. B. Beattie & Co., Inc., COMAV Managers, Inc., and SAFECO Select Insurance Services, Inc. Coverages include automobile, homeowners, fire and allied lines, workers' compensation, commercial multi-peril, miscellaneous casualty, surety and fidelity. Products are sold in nearly all states and the District of Columbia. SAFECO sold its Canadian property and casualty operations in 1991. See page 31 in the 1995 Annual Report to Stockholders for more information.

PART I

             Consolidated property and casualty gross premiums written for SAFECO's ten largest states are summarized as follows:

                                          1995                               1994                                    1993
                             -------------------------------------------------------------------------------------------------------
                                                                      (Amounts In Thousands)

             State               Amount      % of Total               Amount      % of Total                 Amount       % of Total
             -----               ------      ----------               ------      ----------                 ------       ----------
             California      $  548,284             23%           $  553,608             24%             $  531,779              25%
             Washington         388,705             17%              376,557             16%                351,231              16%
             Texas              163,710              7%              152,715              7%                134,183               6%
             Oregon             152,477              6%              148,300              7%                144,534               7%
             Illinois           106,062              5%               95,689              4%                 81,892               4%
             Florida             76,095              3%               61,176              3%                 45,679               2%
             Missouri            73,167              3%               68,201              3%                 64,763               3%
             Georgia             70,535              3%               71,619              3%                 65,852               3%
             Montana             58,831              3%               51,945              2%                 46,404               2%
             Tennessee           58,180              2%               54,932              2%                 54,207               3%
                             -------------------------------------------------------------------------------------------------------
                              1,696,046             72%            1,634,742             71%              1,520,524              71%
             All Others         670,810             28%              643,303             29%                613,988              29%
                             -------------------------------------------------------------------------------------------------------
             TOTAL           $2,366,856            100%           $2,278,045            100%             $2,134,512             100%
                            -------------------------------------------------------------------------------------------------------

             Voluntary personal, commercial and surety lines (which exclude assigned risk, FAIR plans, etc.) comprised approximately 70%, 25% and 4%, respectively, of the 1995 gross premiums written. The gross premiums written growth of 3.9% in 1995 was comprised of a 5.3% increase for personal, a decrease of 0.8% for commercial and an increase of 10.9% for surety lines. Gross premiums written growth of 6.7% in 1994 was comprised of a 6.6% increase for personal, and increases of 7.1% for commercial and 7.1% for surety lines.

             The growth in personal lines premiums resulted from both rate increases and an increase in policies in force. The number of vehicles insured increased 1.8% in 1995, compared with 1.3% in 1994 and 2.2% in 1993. This moderate growth rate was caused primarily by rate increases in recent years. The number of homes insured increased 1.2% in 1995, 2.7% in 1994 and 8.0% in 1993. This reduction in the growth rate was due to rate increases in recent years and to the moratorium on the writing of new homeowners policies in California.

             SAFECO's commercial lines premiums decreased in 1995 due primarily to increased rate competition in workers' compensation, particularly in California due to open rating, and to increased rate competition in commercial auto. The increase in surety premiums in 1995 and 1994 was primarily due to new commercial and contract accounts acquired.

             Additional financial information about SAFECO's business segments is set forth in Note 15 on page 68 of the 1995 Annual Report to Stockholders.

PART I

             The consolidated financial statements include the estimated liability (reserves) for unpaid losses and loss adjustment expense of the Corporation's property and casualty insurance subsidiaries. The liability is presented net of amounts recoverable from salvage and subrogation recoveries and gross of amounts recoverable from reinsurance.

             Reserves for losses that have been reported to SAFECO and certain legal expenses are established on the "case basis" method. Claims incurred but not reported (IBNR) and other adjustment expense are estimated using statistical procedures. Salvage and subrogation recoveries are accrued using the "case basis" method for large claims and statistical procedures for smaller claims.

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

             The table on page 5 provides an analysis of changes in losses and adjustment expense reserves for 1995, 1994, and 1993 (net of reinsurance amounts). Changes in the reserves are reflected in the income statement for the year when the changes are made. Operations were credited $59.7 million, $81.3 million and $96.9 million in 1995, 1994 and 1993, respectively, as a result of a reduction in the estimated amounts needed to settle prior years' claims.

PART I

             Analysis of Changes in Losses and Adjustment Expense Reserves - (net of reinsurance amounts):

                                                                    1995                 1994                 1993
                                                                ------------------------------------------------------
                                                                                    (In Thousands)
             Losses and adjustment expense
                 reserves at beginning of year                   $2,092,946           $1,995,122           $1,963,136
                                                                ------------------------------------------------------

             Incurred losses and adjustment
                 expense for claims occurring
                 in the current year                              1,586,675            1,609,392            1,447,565

             Decrease in estimated losses and
                 adjustment expense for claims
                 occurring in prior years                           (59,699)             (81,325)             (96,937)
                                                                ------------------------------------------------------

             Total incurred losses and
                 adjustment expense                               1,526,976            1,528,067            1,350,628
                                                                ------------------------------------------------------

             Losses and adjustment expense
                 payments for claims occurring
                 during:      Current year                          856,796              809,722              719,756
                              Prior years                           693,049              620,521              598,886
                                                                ------------------------------------------------------

             Total losses and adjustment
                 expense payments                                 1,549,845            1,430,243            1,318,642
                                                                ------------------------------------------------------

             Losses and adjustment expense
                 reserves at end of year                         $2,070,077           $2,092,946           $1,995,122
                                                                ======================================================

             Reconciliation of Losses and Adjustment Expense Reserves:

             Losses and adjustment expense
                 reserves at end of year                         $2,070,077           $2,092,946           $1,995,122


             Reinsurance recoverables on
                 unpaid losses at end of year                       110,746              143,858              100,065
                                                                ------------------------------------------------------

             Losses and adjustment expense
                 reserves, gross of reinsurance
                 recoverables, at end of year                    $2,180,823           $2,236,804           $2,095,187
                                                                ======================================================

             The table on page 6 presents the development of the losses and adjustment expense reserves for 1985 through 1995. The top lines of the table show the estimated reserve for unpaid losses and adjustment expense at December 31 for each of the indicated years, both gross and net of related reinsurance amounts. The upper portion of the table shows the cumulative amount paid with respect to the previously recorded reserve as of the end of each succeeding year. The next section shows the re-estimated amount of the previously recorded reserve based on experience as of each succeeding year. The estimate is increased or decreased as more information becomes known about individual claims and as changes in conditions and claim trends become apparent.

PART I

          Analysis of Losses and Adjustment Expense Reserve Development


Year Ended December 31                      1985              1986                1987                1988                  1989
                                         ---------        -----------         -----------         -----------           -----------
                                                                             (in thousands)
Reserve for Unpaid
      Losses and Adjustment
      Expenses:

          Gross of reinsurance           $ 841,300        $ 1,095,163         $ 1,328,495         $ 1,523,554           $ 1,702,458

          Reinsurance                       39,910             54,881              78,975              97,003                75,279
                                         ---------        -----------         -----------         -----------           -----------
          Net of reinsurance             $ 801,390        $ 1,040,282         $ 1,249,520         $ 1,426,551           $ 1,627,179
                                         =========        ===========         ===========         ===========           ===========

      Cumulative net amount paid as of:

                   One Year Later        $ 320,606        $   382,274         $   419,522         $   443,056           $   540,198

                  Two Years Later          526,276            610,331             677,053             725,684               849,568

                Three Years Later          664,680            771,278             848,174             902,480             1,035,024

                 Four Years Later          758,202            875,910             936,447           1,010,271             1,149,505

                 Five Years Later          820,514            945,436           1,033,741           1,083,462             1,222,050

                  Six Years Later          837,182            991,806           1,082,759           1,129,885             1,276,405

                Seven Years Later          895,193          1,029,619           1,119,813           1,169,932

                Eight Years Later          922,963          1,057,329           1,150,953

                 Nine Years Later          945,133          1,082,006

                  Ten Years Later          964,895


      Net reserve re-estimated as of:

                   One Year Later          888,650          1,094,095           1,253,870           1,397,704             1,621,873

                  Two Years Later          946,871          1,118,222           1,258,193           1,368,128             1,593,554

                Three Years Later          961,356          1,121,243           1,258,017           1,355,793             1,541,434

                 Four Years Later          969,202          1,140,282           1,264,839           1,338,568             1,544,767

                 Five Years Later          989,095          1,149,075           1,266,261           1,360,496             1,549,861

                  Six Years Later        1,005,888          1,168,725           1,299,601           1,386,746             1,546,875

                Seven Years Later        1,031,969          1,210,457           1,332,409           1,383,317

                Eight Years Later        1,075,759          1,240,940           1,328,560

                 Nine Years Later        1,101,353          1,239,903

                  Ten Years Later        1,102,927


      Cumulative net redundancy (deficiency) as of:

                   One Year Later          (87,260)           (53,813)             (4,350)             28,847                 5,306

                  Two Years Later         (145,481)           (77,940)             (8,673)             58,423                33,625

                Three Years Later         (159,966)           (80,961)             (8,497)             70,758                85,745

                 Four Years Later         (167,812)          (100,000)            (15,319)             87,983                82,412

                 Five Years Later         (187,705)          (108,793)            (16,741)             66,055                77,318

                  Six Years Later         (204,498)          (128,443)            (50,081)             39,805                80,304

                Seven Years Later         (230,579)          (170,175)            (82,889)             43,234

                Eight Years Later         (274,369)          (200,658)            (79,040)

                 Nine Years Later         (299,963)          (199,621)

                  Ten Years Later         (301,537)

          Analysis of Losses and Adjustment Expense Reserve Development


Year Ended December 31                         1990           1991          1992            1993            1994            1995
                                           -----------    -----------   -----------     -----------    -------------    -----------
                                                                               (in thousands)
Reserve for Unpaid
      Losses and Adjustment
      Expenses:

          Gross of reinsurance             $ 1,872,144    $ 2,017,348   $ 2,052,334     $ 2,095,187    $   2,236,804    $ 2,180,823

          Reinsurance                           80,683        152,029        89,198         100,065          143,858        110,746
                                           -----------    -----------   -----------     -----------    -------------    -----------
          Net of reinsurance               $ 1,791,461    $ 1,865,319   $ 1,963,136     $ 1,995,122    $   2,092,946    $ 2,070,077
                                           ===========    ===========   ===========     ===========    =============    ===========

      Cumulative net amount paid as of:

                   One Year Later          $   603,027    $   548,875   $   598,886     $   620,521          693,049

                  Two Years Later              914,456        905,725       913,365         947,647

                Three Years Later            1,109,436      1,086,502     1,106,033

                 Four Years Later            1,221,598      1,207,170

                 Five Years Later            1,301,116

                  Six Years Later

                Seven Years Later

                Eight Years Later

                 Nine Years Later

                  Ten Years Later


      Net reserve re-estimated as of:

                   One Year Later            1,767,404      1,820,737     1,866,199       1,913,797        2,033,247

                  Two Years Later            1,705,835      1,732,844     1,782,067       1,818,306

                Three Years Later            1,666,124      1,685,958     1,712,163

                 Four Years Later            1,657,170      1,650,683

                 Five Years Later            1,637,543

                  Six Years Later

                Seven Years Later

                Eight Years Later

                 Nine Years Later

                  Ten Years Later


      Cumulative net redundancy (deficiency) as of:

                   One Year Later               24,057         44,582        96,937          81,325           59,699

                  Two Years Later               85,626        132,475       181,069         176,816

                Three Years Later              125,337        179,361       250,973

                 Four Years Later              134,291        214,636

                 Five Years Later              153,918

                  Six Years Later

                Seven Years Later

                Eight Years Later

                 Nine Years Later

                  Ten Years Later

PART I

             The lower section of the table on page 6 shows the cumulative redundancy (deficiency) developed with respect to the previously recorded liability as of the end of each succeeding year. For example, the 1985 reserve of $801.4 million developed a $87.3 million deficiency after one year which grew over ten years to a deficiency of $301.5 million. The reserve development deficiencies indicated for the years 1985 through 1987 were due to the emergence of liabilities for pollution, asbestos and other hazardous toxic claims and related legal expenses and adverse development from the automobile liability and workers' compensation lines due to significant medical inflation and trends in the civil justice system. In this same period, loss adjustment expenses were increasing rapidly, reflecting higher legal costs and increased litigation.

             The table below presents the approximate amounts of adverse reserve development by major category for the calendar years 1985-1987 viewed as of December 31, 1995. Note that each year below stands on its own and the years should not be added together. For example, the amount of adverse development recorded in 1987 or subsequent for losses incurred in 1982 is included in the adverse development amounts for each year shown below.

                                                           1985      1986       1987
                                                         -----------------------------
                                                                 (In Millions)
             Environmental, asbestos, and other
                  toxic claims including related
                  loss adjustment expenses                 $149      $126       $101

             Canadian Automobile Liability                   27        34         27

             Workers' Compensation                           41        42         35

             Loss Adjustment Expense
                  excluding environmental,
                  asbestos, and other toxic claims           61        33        (22)

             Other                                           24       (35)       (62)
                                                         -----------------------------

             Total adverse development as
                  reported in table on page 6              $302      $200       $ 79
                                                         -----------------------------

PART I

             As the trends noted above became apparent, SAFECO aggressively increased reserves to address these deficiencies.

             For 1988 and subsequent years, SAFECO's reserve development has been favorable. This trend reflects several factors: aggressive reserving undertaken in prior years to correct deficiencies which is no longer necessary, favorable legislation in the workers' compensation area, moderation of medical costs and inflation and claims department changes. The favorable legislation in the workers' compensation area, which relates primarily to the states of Oregon and California, has helped reduce fraud, allowed for final settlement of claims and made it more difficult to reopen claims -- all of which reduced SAFECO's ultimate loss costs. The cost of claim settlements in several lines of business has benefited from changes in the organization of SAFECO's claims department which has established separate specialized units for workers' compensation, environmental exposures and fraud investigation. In addition, increased focus on adjustment expenses has helped reduce these costs.

             The impact of reinsurance on the development information presented on page 6 is not significant. Reserve development gross of reinsurance for the previous three years is summarized as follows:

                                                  1992             1993            1994
                                              --------------------------------------------
                                                               (In Thousands)
             Gross reserves                    $2,052,334      $2,095,187      $2,236,804
                                              --------------------------------------------
             Cumulative development
                  net of reinsurance           $  250,973      $  176,816      $   59,699
             Cumulative development
                  of reinsurance ceded              5,065          10,211           5,858
                                              --------------------------------------------
             Cumulative development
                  gross of reinsurance         $  256,038      $  187,027      $   65,557
                                              --------------------------------------------

             SAFECO's objective is to set reserves which are adequate; that is, the amounts originally recorded as reserves should at least equal the amounts ultimately required to settle losses. Analysis indicates that SAFECO's reserves are adequate and probably slightly redundant at December 31, 1995, 1994 and 1993. Operations were credited $59.7 million, $81.3 million and $96.9 million in 1995, 1994 and 1993, respectively, as a result of a reduction in the estimated amounts needed to settle prior years' claims.

PART I

             In evaluating the information contained in the reserve development table on page 6, and the table on page 7, it should be noted that each amount includes the effects of all changes in amounts for prior periods. For example, the amount of the redundancy shown for the December 31, 1994 reserves that relate to losses incurred in 1985 will be included in the cumulative redundancy (deficiency) amount for the years 1985 through 1993. This table does not present accident or policy year development data, which some readers may be more accustomed to analyzing. Conditions and trends that have affected development of the liability in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future redundancies (deficiencies) based on this table.

             SAFECO's property and casualty companies' reserves for losses and adjustment expense for liability coverages related to environmental, asbestos and other toxic claims totaled $107.5 million at December 31, 1995, compared with $108.2 million at December 31, 1994. These amounts are before the effect of reinsurance, which is insignificant. These reserves are approximately 5% of total property and casualty reserves for losses and adjustment expense at both December 31, 1995 and 1994. The reserves include estimates for both reported and IBNR losses and related legal expenses.

             The vast majority of SAFECO's property and casualty insurance subsidiaries' environmental, asbestos and other toxic claims result from the general liability line of business. A few of these types of losses occur in other coverages such as umbrella, small commercial package policies, and personal lines. Approximately 1,100 of these claims were pending at December 31, 1995, computed on an occurrence basis. For the last three years, an average of 477 claims were opened and an average of 497 claims were closed each year. Most of SAFECO's pending environmental claims involve some type of environmental-related coverage dispute. The average settlement cost of each environmental, asbestos and other toxic claim for the last three years was $21,400 including legal expenses and $12,700 excluding legal expenses.

             The components of these reserves at December 31, 1995 are summarized as follows:

                                             Loss
                                          Adjustment
                              Loss          Expense        Total
                          ------------------------------------------
                                        (In Thousands)
             Case            $38,807        $12,003      $ 50,810
             IBNR             26,000         30,700        56,700
                          ----------------------------------------

             Total           $64,807        $42,703      $107,510
                          ----------------------------------------

PART I

             The following table presents the loss reserve activity analysis for liability coverages related to environmental, asbestos and other toxic claims.*

                                                    1995          1994          1993
                                                 --------------------------------------
                                                             (In Thousands)

             Reserves at beginning of year        $108,230     $113,410      $110,543

             Incurred losses and
                 adjustment expense                  9,323       10,252         9,364

             Losses and adjustment
                 expense payments                  (10,043)     (15,432)       (6,497)
                                                 --------------------------------------

             Reserves at end of year              $107,510     $108,230      $113,410
                                                 --------------------------------------

             *Amounts are before the effect of reinsurance, which is
              insignificant.


             In view of changes in environmental regulations and evolving case law which affect the development of loss reserves, the process of estimating loss reserves for environmental, asbestos and other toxic claims results in imprecise estimates. Quantitative techniques have to be supplemented by subjective considerations and managerial judgment. In view of these conditions, trends that have affected development of these liabilities in the past may not necessarily occur in the future. Although estimation of environmental claims is a difficult process, the reserves established for these claims at December 31, 1995 are believed to be adequate based on the known facts and current law. SAFECO has generally avoided writing coverages for larger companies with substantial exposure in these areas.

             The property and casualty insurance subsidiaries are required to file annual statements with state regulatory authorities prepared on an accounting basis prescribed or permitted by such authorities (statutory basis). The difference between the reserves at December 31, 1995, for the losses and adjustment expense reported in the consolidated financial statements in accordance with generally accepted accounting principles (GAAP) of $2,180,823 and $2,070,077 reported in the annual statement filed with state regulatory authorities relates to reinsurance recoverables. Under FASB Statement 113, the GAAP-basis liability for losses and adjustment expense is reported gross of amounts recoverable from reinsurance. Statutory-basis financial statements show the liability net of reinsurance.

PART I

             SAFECO'S property and casualty subsidiaries protect themselves from excessive losses by reinsuring on treaty and facultative bases. As noted above, the liability for unpaid losses and adjustment expense is reported gross of reinsurance recoverables of $110.7 million at December 31, 1995, and $143.9 million at December 31, 1994. The higher amount in 1994 is due to amounts recoverable by SAFECO from its reinsurers related to the Los Angeles earthquake. Reinsurance costs for catastrophe coverages have increased in the last few years and are expected to remain relatively high in the foreseeable future, given the large amount of catastrophe losses in recent years. SAFECO's catastrophe property reinsurance program for 1996 covers 90% of $300 million of single event losses in excess of a $75 million retention. In the event of a substantial catastrophe, SAFECO would, therefore, retain the first $75 million of losses, 10% of the next $300 million and all losses in excess of $375 million. In addition to this nationwide coverage, for the states of Washington and Oregon SAFECO has an additional earthquake reinsurance contract for 1996 that would cover 90% of $100 million of single event earthquake losses in excess of $375 million. Both of these 1996 catastrophe property reinsurance contracts include provisions for one reinstatement for a second catastrophe event in 1996 at current rates. The aggregate coverage limit is higher for 1996 than in prior years and the additional Northwest earthquake coverage is new for 1996.

             SAFECO's insurance subsidiaries (property and casualty and life and health) do not enter into retrospective reinsurance contracts and do not participate in any unusual or nonrecurring reinsurance transactions such as "swaps" of reserves or loss portfolio transfers. SAFECO does not use "funding covers" and does not participate in any surplus relief transactions. None of SAFECO's significant reinsurers are experiencing financial difficulties. Additional information on reinsurance can be found in Note 5 on page 60 of the 1995 Annual Report to Stockholders.

             In 1994, approximately 2,400 active insurance companies competed for $251 billion in property and casualty insurance premiums in the United States. The SAFECO group of property and casualty companies ranked 27th among significant groups of such companies, based on net premiums written.

PART I

             Life and Health Operations

             Subsidiaries of the Corporation engaged in the life and health insurance business are SAFECO Life Insurance Company, SAFECO National Life Insurance Company, First SAFECO National Life Insurance Company of New York and SAFECO Administrative Services, Inc. (collectively referred to as SAFECO Life). These companies offer individual and group insurance products, retirement services (pension) and annuity products. These products are marketed through professional agents in all states and the District of Columbia. The most significant product lines in terms of premium/deposit volume include: single premium immediate annuities, deferred annuities, tax-sheltered annuities for nonprofit entities, corporate retirement plans and excess loss group medical insurance.

             SAFECO Life reinsures portions of its individual and group life, accident and health insurance through commercial reinsurance treaties, thus providing protection against large risks and catastrophe situations.

             In the life and health insurance field, SAFECO Life competes against some of the largest corporations in the United States. On the basis of 1994 statutory premiums, SAFECO Life ranked 56th among life insurance companies doing business in the United States.

             Many life insurance companies' pension and annuity products have been impacted in recent years by general economic conditions, volatile investment returns, rating downgrades, increased competition and decisions by plan sponsors to diversify assets and fund management. SAFECO Life has experienced an increase in the level of withdrawal of funds from its retirement services and annuity business (see Statement of Consolidated Cash Flows on page 44 of the 1995 Annual Report to Stockholders Return of Funds Held Under Deposit Contracts), due to scheduled payouts on distribution-type products and the interest rate environment. However, SAFECO Life's overall withdrawal experience remains relatively modest, and proceeds from sales of fixed income retirement services and annuity products have remained relatively stable. The table on page 13 sets forth a summary of the components of "Funds Held Under Deposit Contracts" at December 31, 1995, and describes the applicable surrender charges and surrender experience.

  DETAIL OF SAFECO LIFE INSURANCE COMPANIES' FUNDS HELD UNDER DEPOSIT CONTRACTS

                                       Outstanding at                                                     Range of Credited
                                      December 31, 1995            Expected Maturities                  or Assumed Interest
        Product                        (In Thousands)                of Liabilities                  Rates at December 31, 1995
------------------------           ----------------------    ---------------------------------   ----------------------------------

Universal Individual Life               $  217,481             Approximately 10-20 Years                    5.25% to 7.15%

Annuities:

  Structured Settlement Immediate        4,120,880             Over 25 Years                                3.5% to 12.69%

  Non-Qualified Deferred                 1,172,640             Approximately 5-12 Years                     3.85% to 9.0%

  Other                                      4,424             Approximately 7-10 Years                     3.57% to 8.39%

Pension:

  Guaranteed Investment Contacts           204,024             Typically 2-5 Years                          4.85% to 8.80%

  Other Qualified Annuities
    and Deposits                         3,036,935             Approximately 5-15 Years                     4.94% to 7.46%


                                        ----------
TOTAL                                   $8,756,384
                                        ----------



                                                                                 Approximate
        Product                          Surrender Charges                   Surrender Experience
------------------------             --------------------------            -------------------------
Universal Individual Life            Varies by issue age, sex,             7% per annum
                                     and duration from
                                     $1 to $58 per $1,000
                                     of insurance

Annuities:

  Structured Settlement Immediate    Cannot surrender                      Cannot surrender

  Non-Qualified Deferred             Typically 5% in Year 1                9% per annum
                                     graded to 0% in Year 6

  Other                              None                                  5% per annum

Pension:

  Guaranteed Investment Contacts     Market value adjustment               Less than 1% per annum


  Other Qualified Annuities
    and Deposits                     Typically 9% in year 1                8% per annum
                                     graded to 0% in year 9.
                                     SAFECO has the option to
                                     defer payout over 20
                                     quarters for about one-quarter
                                     of these contracts. In
                                     addition, approximately $338
                                     million of these deposits
                                     have a market value adjust-
                                     ment provision

PART I

              Investments

              A description of SAFECO's investment portfolio can be found on pages 36-38 of the 1995 Annual Report to Stockholders. The remainder of this section provides additional details of SAFECO's mortgage-backed securities as well as information on investment income yields.

              SAFECO's consolidated investments in mortgage-backed securities -- primarily residential collateralized mortgage obligations (CMOs), and pass-throughs -- totaled $2.8 billion at market value at December 31, 1995. Approximately 99% of these securities are held in the life and health insurance companies' portfolio. Approximately 95% of the mortgage-backed securities are government/agency backed or AAA rated at December 31, 1995. Less than 1% of SAFECO's mortgage-backed securities are of the riskier, highly volatile type (e.g., interest only, inverse floaters, etc.). SAFECO has intentionally not invested significant amounts in the riskier types of mortgage-backed securities.

              SAFECO Consolidated Holdings of Mortgage-Backed Securities at December 31, 1995:

                                                                                   GAAP Market Value
                                                                                -------------------------
                                                           Amortized
              Residential CMOS:                               Cost                Amount            %
                                                           ---------            ----------       --------
                                                              (Amounts In Millions)
                    Planned Amortization
                         Class (PAC) and
                         Targeted Amortization
                         Class (TAC)  (Fixed Coupon)        $   860.4         $  894.6            32.1%
                    Sequential Pay (SEQ)                        879.8            917.3            32.9%
                    Accrual Coupon (Z-Tranche)                  476.8            529.0            18.9%
                    Companions/Supports                          11.2             12.1             0.4%
                    Principal Only                                0.4             0.4                 -
                    Inverse Floaters                              4.1             4.5              0.2%
                    Interest Only                                   -             0.8                 -
                                                            ---------         --------           -----
                         Subtotal                             2,232.7          2,358.7            84.5%
                                                            ---------         --------           -----

              Residential Mortgage-Backed
              Pass-Throughs (Non-CMOs):

                    Government/Agency Backed
                         - all Fixed Coupon                     251.3            263.7             9.4%
                    Private Issuer-Fixed Coupon                  43.4             44.7             1.6%
                    Private Issuer-Floating                       0.2              0.2                -
                                                            ---------         --------           -----
                         Subtotal                               294.9            308.6            11.0%
                                                            ---------         --------           -----
              Securitized Commercial
              Real Estate (Non-agency):

                    Pass-Throughs                                67.0             65.8             2.4%
                    CMOs                                         54.4             58.2             2.1%
                                                            ---------         --------           -----
                         Subtotal                               121.4            124.0             4.5%
                                                            ---------         --------           -----
              Asset-Backed Securities

              (Non-Real Estate)                                   -                  -                -
                                                            ---------         --------           -----
                         Total Mortgaged-Backed
                         Securities                         $ 2,649.0         $2,791.3             100%
                                                            =========         ========           =====

PART I

         The quality distribution of SAFECO's mortgage-backed security portfolio is detailed in the following table (GAAP Market Values):

                                                                 Percent at
         Rating                                               December 31, 1995
         -----------------------------------------------------------------------
         Government/Agency Backed                                       60%
         AAA                                                            35%
         AA                                                              3%
         A                                                               1%
         BBB                                                             1%
         BB or lower                                                      -
                                                                       ---
                 Total                                                 100%
                                                                       ===

         Pretax investment income yields for SAFECO's property and casualty and life and health insurance subsidiaries are summarized as follows (calculations based on GAAP amortized cost):

                                                       1995                1994                1993
                                                    -------------------------------------------------
         Property and Casualty                         7.2%                7.3%                7.6%
         Life and Health                               8.3%                8.3%                8.8%


         The declines in the investment income yields for both portfolios are primarily due to the lower interest rate environment in 1993, the first part of 1994 and in 1995. The property and casualty decreases also reflect the higher percentage of tax-exempt securities in this portfolio.

         Other Operations

         The other subsidiaries of the Corporation, which are primarily engaged in lines of business other than insurance, have been acquired or organized since 1966 in the course of a program of diversification. These include SAFECO Properties, Inc. and its subsidiaries (including Winmar Company, Inc. and SAFECARE Company, Inc.), SAFECO Credit Company, Inc., SAFECO Asset Management Company, SAFECO Securities, Inc., SAFECO Services Corporation, SAFECO Trust Company, PNMR Securities, Inc., and Talbot Financial Corporation.

PART I

         Winmar Company, Inc., acquired in 1967, invests in and manages real estate properties, primarily regional shopping centers. These properties are located in or near Burlington, Seattle, Vancouver and Silverdale, Washington; Cleveland and Columbus, Ohio; Louisville, Kentucky; West Valley City, Utah; Rancho Mirage, California; Boise, Idaho; Medford, Albany, Tigard and Jantzen Beach, Oregon; Milwaukee, Wisconsin; and San Antonio, Texas. Winmar also offers real estate services, including property management, design and construction management and tenant leasing services. See Item 2 -- Properties for additional information.

         SAFECARE Company, Inc., organized in 1968, owns and leases healthcare facilities, primarily skilled nursing facilities to third parties. See
         Item 2 -- Properties, for additional information.

         SAFECO Credit Company, Inc., organized in 1969, provides loans and equipment financing and leasing to commercial businesses. At December 31, 1995, 9% of the outstanding loans and leases of SAFECO Credit Company, Inc. consisted of loans to affiliated SAFECO companies. These affiliate loans are limited to 50% or less of the total loans outstanding.

         SAFECO Asset Management Company, acquired by the Corporation in 1973, serves as the investment advisor to the SAFECO Mutual Funds and various institutional accounts of unrelated organizations.

         SAFECO Securities, Inc., organized in 1967, is the principal underwriter of the SAFECO Mutual Funds including: the SAFECO Common Stock Trust, SAFECO Bond Trust, SAFECO Tax-Exempt Bond Trust and the SAFECO Money Market Trust, totaling seventeen separate investment portfolios, which are marketed directly to the public; the SAFECO Institutional Series Trust which is marketed to institutions and has one investment portfolio; the SAFECO Advisor Series Trust which is sold to the public through broker/dealers and which has eight investment portfolios each of which has three classes of stock. In addition, SAFECO Securities, Inc., is the principal underwriter for the SAFECO Resource Series Trust mutual fund which has five separate investment portfolios and for the variable insurance products issued by SAFECO Resource Variable Account B, SAFECO Separate Account SL and SAFECO Separate Account C, all of which are separate accounts of SAFECO Life Insurance Company.

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

         SAFECO's property and casualty group leases from General America Corporation (wholly-owned subsidiary of SAFECO Corporation) its home office building complex located in Seattle, Washington. This complex totals 567,000 gross square feet. A 700-car parking garage is connected to the complex.

         SAFECO's life and health insurance companies lease their home office building complex, located in Redmond, Washington, from General America Corporation. This complex totals 232,000 gross square feet.

         Other buildings owned and occupied by the companies include a service facility in Redmond, Washington, as well as regional and branch offices in Atlanta, GA; Fountain Valley, CA; Cincinnati, OH; Denver, CO; Portland, OR; St. Louis, MO; Redmond, WA and Spokane, WA comprising 949,000 gross square feet.

         All owned buildings are of modern construction, including air conditioning. All other branch and service offices utilize leased premises comprising 425,000 gross square feet, generally for periods of five years or less.

         Winmar Company, Inc., is engaged in the investment in and management of a wide variety of real estate projects, primarily regional shopping centers, located throughout the United States. The projects are owned by subsidiaries of Winmar and in conjunction with other investors, and others are leased under long-term leases. The following is a summary of leaseable property.

                                                            Leasable Area
                                                              (Sq. Ft.)
                                                            -------------
                     Shopping Centers:
                          Tigard, Oregon                           709,000
                          West Valley City, Utah                   623,000
                          Louisville, Kentucky                     620,000
                          Milwaukee, Wisconsin                     573,000
                          Cleveland Heights, Ohio                  464,000
                          Silverdale, Washington                   451,000
                          Burlington, Washington                   419,000
                          San Antonio, Texas                       232,000
                          Albany, Oregon                           141,000
                                                         -----------------
                                                                 4,232,000
                                                         -----------------
                      Office and Industrial Space:
                           Louisville, Kentucky                    609,000
                           Vancouver, Washington                   212,000
                                                         -----------------
                                                                   821,000
                                                         -----------------

                       Other                                       190,000
                                                         -----------------
                       Total Leasable Area                       5,243,000
                                                         -----------------

PART I

              Winmar also owns or leases pursuant to long-term ground leases 1,360 acres of undeveloped land, primarily in Washington, Oregon, Texas and California.

              SAFECARE Company, Inc., owns and leases healthcare facilities, primarily skilled nursing facilities, which contain approximately 400 beds, to qualified operators.

Item 3.       Legal Proceedings

              The insurance and other subsidiaries of the Corporation, because of the nature of their business, are subject to certain legal actions filed or threatened, all in the ordinary course of business. The Corporation does not believe that such litigation will have a material adverse effect on its financial condition, future operating results or liquidity.

              The property and casualty insurance subsidiaries of the Corporation are parties to a number of lawsuits for liability coverages related to environmental claims. Although estimation of environmental claims loss reserves is a difficult process, the reserves established for these claims are believed to be adequate based on the known facts and current law. The loss and adjustment expense with respect to any such lawsuit, or all lawsuits related to a single incident combined, is not expected to exceed $15 million. See pages 9-10 of Item 1 for more information regarding the liability of such subsidiaries for environmental claims and the process of estimating environmental loss reserves.

Item 4.       Submission of Matters to a Vote of Security Holders

              There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of 1995.

PART I

Executive Officers of the Registrant

     As of March 27, 1996, these are the names, ages and positions of the executive officers of the Registrant as required by Item 10. No family relationships exist.

     Roger H. Eigsti            53     Chairman since May 1993. President and
                                       Chief Executive Officer since January
                                       1992. President and Chief Operating
                                       Officer from May 1989 to December 1991.
                                       Executive Vice President and Chief
                                       Financial Officer from 1985 to May 1989.
                                       Director since 1988.

     Boh A. Dickey              51     Director since August 1993. Executive
                                       Vice President since January 1992. Chief
                                       Financial Officer since May 1989. Senior
                                       Vice President from May 1989 to December
                                       1991. Secretary from 1985 to November
                                       1991. Vice President and Controller from
                                       1982 to May 1989.

     Dan D. McLean              63     President of SAFECO Property and Casualty
                                       Insurance Companies since January 1993.
                                       Senior Vice President of SAFECO Property and Casualty Insurance Companies from
                                       1984 to December 1992 and Chief Operating
                                       Officer of such companies from February
                                       1992 to December 1992. He is not an
                                       officer of the Registrant.

     Rodney A. Pierson          48     Senior Vice President since February
                                       1994. Secretary since November 1991.
                                       Controller since May 1990. Vice President from May 1990 to January 1994. Vice
                                       President of SAFECO Property and Casualty
                                       Insurance Companies from 1987 to May
                                       1990. Controller of SAFECO Property and
                                       Casualty Insurance Companies from 1984 to
                                       May 1990.

     James W. Ruddy             46     Senior Vice President since November
                                       1992. General Counsel since May 1989.
                                       Vice President from May 1989 to November
                                       1992. Associate General Counsel from 1985 to May 1989.


     Richard E. Zunker          57     President of SAFECO Life and Health
                                       Insurance Companies since 1985. He is not an officer of the Registrant.

     Ronald L. Spaulding        52     Vice President and Treasurer since
                                       January 1995. Vice President of SAFECO
                                       Life and Health Insurance Companies since
                                       1984.

PART II

Item 5.      Market For Registrant's Common Stock and Related Security Holder
             Matters

             Pages 39 and 69 of the 1995 Annual Report to Stockholders are incorporated herein by reference.

Item 6.      Selected Financial Data

             Pages 70 through 73 of the 1995 Annual Report to Stockholders are incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

             Pages 27 through 39 of the 1995 Annual Report to Stockholders are incorporated herein by reference.

Item 8.      Financial Statements and Supplementary Data

        Pages 41 through 69 of the 1995 Annual Report to Stockholders are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

             None.

PART III

             The definitive proxy statement to be filed within 120 days after December 31, 1995, excluding the Annual Report of the Compensation Committee on Executive Compensation appearing on Pages 9 through 16, is incorporated herein by reference to fulfill the requirements of Item 10, "Directors and Executive Officers of the Registrant" (except for that portion of Item 10 relating to executive officers which appears in Part I above), and to fulfill the requirements of
             Item 11, "Executive Compensation," Item 12, "Security Ownership of Certain Beneficial Owners and Management," and Item 13, "Certain Relationships and Related Transactions."

PART IV

Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K:

(a) Financial Statements:

             F-1    Consent of Independent Auditors

                    SAFECO Corporation and Subsidiaries:

                    Financial Statements (pages 40 through 69 of the 1995 Annual Report to Stockholders, containing the following statements, are incorporated herein by reference):

                           Consolidated Balance Sheet -- December 31, 1995 and 1994

                           Statement of Consolidated Income -- Years Ended December 31, 1995, 1994 and 1993

                           Statement of Consolidated Cash Flows -- Years Ended December 31, 1995, 1994 and 1993

                           Notes to Consolidated Financial Statements -- December 31, 1995

                           Report of Independent Auditors

                    SAFECO Corporation and Subsidiaries Supplemental Consolidating Information:

             F-2           Balance Sheet -- December 31, 1995 and 1994

             F-3           Statement of Income -- Year Ended December 31, 1995

             F-4           Statement of Cash Flows -- Year Ended December 31,
                           1995

PART IV

Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K:
             (Continued)

(a) Financial Statement Schedules:

             F-5    Schedule I      Summary of Investments -- Other Than
                                    Investments in Related Parties, December 31,
                                    1995

                    Schedule II Condensed Financial Information of the Registrant (Parent Company Only):

             F-6                    Balance Sheet -- December 31, 1995 and 1994

             F-7 Statement of Income -- Years Ended December 31, 1995, 1994 and 1993

             F-8 Statement of Cash Flows -- Years Ended December 31, 1995, 1994 and 1993

                                    Statement of Changes in Stockholders' Equity
                                    -- Years Ended December 31, 1995, 1994 and
                                    1993. (See page 46 of the 1995 Annual Report to Stockholders which is incorporated herein by reference.)

             F-9    Schedule III    Supplementary Insurance Information -- Years
                                    Ended December 31, 1995, 1994 and 1993

             F-10   Schedule IV     Reinsurance -- Years Ended December 31,
                                    1995, 1994 and 1993

             F-11   Schedule VI     Supplemental Information Concerning
                                    Property/Casualty Insurance Operations --
                                    Years Ended December 31, 1995, 1994 and 1993

                    The following Article 7 schedules are omitted because the information is provided elsewhere in the Annual Report (Form 10-K) or because of the absence of conditions under which they are required:

                    Schedule V

PART IV

Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K:
             (Continued)

(a) Listing of Exhibits:

             F-12   Exhibit Index

             F-13   Exhibit 3           -- Bylaws (as last amended November 1,
                                           1995).

                                        -- Restated Articles of Incorporation
                                           (as amended May 4, 1988) filed as
                                           Exhibit 3 to Registrant's Annual
                                           Report on Form 10-K for the fiscal
                                           year ended December 31, 1988.

                    Exhibit 4           -- SAFECO agrees to furnish the
                                           Securities and Exchange Commission,
                                           upon request, with copies of all
                                           instruments defining rights of
                                           holders of long-term debt of SAFECO
                                           and its consolidated subsidiaries.

                    Exhibit 10          -- The following management contracts
                                           and compensatory plan arrangements:

             F-14                       -- Executive Severance Agreement with
                                           James W. Ruddy.

                                        -- SAFECO Corporation Deferred
                                           Compensation Plan for Directors filed
                                           as Exhibit 10 to Registrant's Annual
                                           Report on Form 10-K for the fiscal
                                           year ended December 31, 1994.

                                        -- Executive Severance Agreements with
                                           Roger Eigsti and Boh A. Dickey, each
                                           filed as Exhibit 10 to the
                                           Registrant's Annual Report on Form
                                           10-K for the fiscal year ended
                                           December 31, 1985; and Executive
                                           Severance Agreement with R. E. Zunker
                                           filed as Exhibit 10 to the
                                           Registrant's Annual Report on Form
                                           10-K for the fiscal year ended
                                           December 31, 1992.

                                        -- SAFECO Incentive Plan of 1987 filed
                                           as Exhibit 10 to Registrant's Annual
                                           Report on Form 10-K for the fiscal
                                           year ended December 31, 1989, and
                                           Supplement thereto filed as Exhibit
                                           10 to Registrant's Annual Report on
                                           Form 10-K for the fiscal year ended
                                           December 31, 1990.

                                        -- SAFECO Stock Option Plan filed as
                                           Exhibit 10 to Registrant's Annual
                                           Report on Form 10-K for the fiscal
                                           year ended December 31, 1984, and
                                           Appendix thereto filed as Exhibit 10
                                           to Registrant's Annual Report on Form
                                           10-K for the fiscal year ended
                                           December 31, 1986.

             F-15           Exhibit 11  -- Computation of Income Per Share

PART IV

Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K:
             (Continued)

             F-16           Exhibit 12  -- Computation of Ratios

             F-17           Exhibit 21  -- Subsidiaries of the Registrant

             F-18           Exhibit 28  -- (P) Information from Reports
                                           Furnished to State Insurance
                                           Regulatory Authorities (filed in
                                           paper version only, as allowed under
                                           SEC; EDGAR Rules)

                            Exhibit 13  -- 1995 Annual Report to Stockholders
                                           (pages 27 to 73, inclusive)

                            Exhibit 27  -- Financial Data Schedule (This exhibit
                                           is included only in the electronic
                                           EDGAR filing version of this 10-K.
                                           The Financial Data Schedule is not a
                                           separate financial statement but a
                                           schedule that summarizes certain
                                           standard financial information
                                           extracted directly from the financial
                                           statements in this filing.)

(b)  Reports on Form 8-K:

             No Forms 8-K were filed or required to be filed for any event during the quarter ended December 31, 1995.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 27th day of March, 1996.

                                        SAFECO CORPORATION
                                     --------------------------------------
                                        Registrant

                                        ROGER H. EIGSTI
                                     --------------------------------------
                                        Roger H. Eigsti, Chairman,
                                        Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                Name                           Title                              Date
ROGER H. EIGSTI                      Chairman,                              March 27, 1996
-------------------------            Chief Executive Officer
Roger H. Eigsti                      and President


BOH A. DICKEY                        Executive Vice President,              March 27, 1996
-------------------------            Chief Financial Officer
Boh A. Dickey                        and Director


ROD A. PIERSON                       Senior Vice President,                 March 27, 1996
-------------------------            Secretary, Controller and
Rod A. Pierson                       Chief Accounting Officer


PHYLLIS J. CAMPBELL                  Director                               March 27, 1996
-------------------------
Phyllis J. Campbell


ROBERT S. CLINE                      Director                               March 27, 1996
-------------------------
Robert S. Cline


JOHN W. ELLIS                        Director                               March 27, 1996
-------------------------
John W. Ellis

WILLIAM P. GERBERDING                Director                               March 27, 1996
-------------------------
William P. Gerberding

                Name                           Title                              Date
DONALD G. GRAHAM, JR.                Director                               March 27, 1996
-------------------------
Donald G. Graham, Jr.



JOSHUA GREEN III                     Director                               March 27, 1996
-------------------------
Joshua Green III



CALVERT KNUDSEN                      Director                               March 27, 1996
-------------------------
Calvert Knudsen



WILLIAM G. REED, JR.                 Director                               March 27, 1996
-------------------------
William G. Reed, Jr.


JUDITH M. RUNSTAD                    Director                               March 27, 1996
-------------------------
Judith M. Runstad

PAUL W. SKINNER                      Director                               March 27, 1996
-------------------------
Paul W. Skinner


GEORGE H.WEYERHAEUSER                Director                               March 27, 1996
-------------------------
George H. Weyerhaeuser


WILLIAM R. WILEY                     Director                               March 27, 1996
-------------------------
William R. Wiley

               CONSENT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

SAFECO Corporation:

We consent to the incorporation by reference in this Annual Report (Form 10-K) of SAFECO Corporation of our report dated February 9, 1996, included in the 1995 Annual Report to Stockholders of SAFECO Corporation.

Our audit also included the financial statement schedules of SAFECO Corporation listed in Item 14(a). These schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also consent to the incorporation by reference in Registration Statements (Form S-8 Nos. 2-58654 and 33-14381 and Form S-3 No. 33-52863) of SAFECO
Corporation of our report dated February 9, 1996, with respect to the consolidated financial statements of SAFECO Corporation incorporated herein by reference, and our report included in the preceding paragraph with respect to the financial statement schedules included in this Annual Report (Form 10-K) of SAFECO Corporation.

                                                               ERNST & YOUNG LLP

Seattle, Washington
March 25, 1996

                   SAFECO Corporation and Subsidiaries                       F-2
                                 Balance Sheet
                     Supplemental Consolidating Information

December 31, 1995
-----------------------------------------------------------------------------------------------------
(In Thousands)
                                                                   Property &       Life       Real
ASSETS                                                              Casualty      & Health    Estate
                                                                   ----------     --------    ------
Investments:
     Fixed Maturities Available-for-Sale, at Market Value          $4,081,768   $ 7,724,129  $   --
     Fixed Maturities Held-to-Maturity, at Amortized Cost                --       2,044,517      --
     Marketable Equity Securities, at Market Value                    994,704        29,007      --
     Mortgage Loans                                                     1,874       553,934      --
     Real Estate (At cost less accumulated depreciation)                 --           6,260   496,535
     Policy Loans                                                        --          55,925      --
     Short-Term Investments                                            84,971        74,930     1,206
                                                                   ----------   -----------  --------
          Total Investments                                         5,163,317    10,488,702   497,741
Cash                                                                   21,052        35,533      (616)
Accrued Investment Income                                              79,405       150,916      --
Finance Receivables (Less unearned finance charges
     and allowance for doubtful accounts)                                --            --        --
Loans to Affiliates                                                      --            --        --
Premiums and Other Service Fees Receivable                            418,854        13,060     8,050
Other Notes and Accounts Receivable                                    11,729        15,044    15,571
Reinsurance Recoverables                                              120,628        16,656      --
Deferred Policy Acquisition Costs                                     145,868       210,491      --
Land, Buildings and Equipment for Company Use
     (At cost less accumulated depreciation)                          140,992         1,010     1,855
Other Assets                                                           72,562         7,816     4,435
Separate Account Assets                                                  --         276,399      --
                                                                   ----------   -----------  --------
          TOTAL                                                    $6,174,407   $11,215,627  $527,036
                                                                   ==========   ===========  ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Losses and Adjustment Expense                                      $2,180,823   $    26,407  $   --
Unearned Premiums                                                     902,553         8,209      --
Life Policy Liabilities                                                  --         154,090      --
Funds Held Under Deposit Contracts                                       --       8,756,384      --
Notes and Mortgages Payable:
     Credit Company Borrowings - Non-Affiliates                          --            --        --
     Credit Company Borrowings - Affiliates                              --            --        --
     7.875% Notes Due 2005                                               --            --        --
     Other Notes and Mortgages - Non-Affiliates                          --            --     198,407
     Other Notes and Mortgages - Affiliates                              --            --     161,046
Other Liabilities                                                     418,772       435,333    27,187
Federal and Canadian Income Taxes:
     Current                                                            2,143        13,363     2,474
     Deferred                                                         239,505       196,829    25,714
Separate Account Liabilities                                             --         276,399      --
                                                                   ----------   -----------  --------
          Total Liabilities                                         3,743,796     9,867,014   414,828
                                                                   ----------   -----------  --------
Common Stock                                                           20,026         6,001         1
Additional Paid-In Capital                                             56,930        92,311    42,123
Retained Earnings                                                   1,689,261       929,238    70,084
Unrealized Appreciation of Investment Securities,
     Net of Tax                                                       668,226       321,063      --
Unrealized Loss from Foreign Currency Translation, Net of Tax          (3,832)         --        --
                                                                   ----------   -----------  --------
          Stockholders' Equity                                      2,430,611     1,348,613   112,208
                                                                   ----------   -----------  --------
          TOTAL                                                    $6,174,407   $11,215,627  $527,036
                                                                   ==========   ===========  ========

December 31, 1995
--------------------------------------------------------------------------------------------------------
(In Thousands)
                                                                    Credit     Other and
ASSETS                                                              Company   Eliminations  Consolidated
                                                                    -------   ------------  ------------
Investments:
     Fixed Maturities Available-for-Sale, at Market Value          $   --     $ 122,247     $11,928,144
     Fixed Maturities Held-to-Maturity, at Amortized Cost              --          --         2,044,517
     Marketable Equity Securities, at Market Value                     --        95,697       1,119,408
     Mortgage Loans                                                    --      (139,319)        416,489
     Real Estate (At cost less accumulated depreciation)               --        (3,837)        498,958
     Policy Loans                                                      --          --            55,925
     Short-Term Investments                                             800     (93,099)         68,808
                                                                   --------   ---------     -----------
          Total Investments                                             800     (18,311)     16,132,249
Cash                                                                  1,067       8,441          65,477
Accrued Investment Income                                             2,892       1,040         234,253
Finance Receivables (Less unearned finance charges
     and allowance for doubtful accounts)                           741,177        --           741,177
Loans to Affiliates                                                  83,395     (83,395)           --
Premiums and Other Service Fees Receivable                             --         4,654         444,618
Other Notes and Accounts Receivable                                   1,010      (1,215)         42,139
Reinsurance Recoverables                                               --          --           137,284
Deferred Policy Acquisition Costs                                      --          --           356,359
Land, Buildings and Equipment for Company Use
     (At cost less accumulated depreciation)                            586      25,573         170,016
Other Assets                                                         50,547      32,512         167,872
Separate Account Assets                                                --          --           276,399
                                                                   --------   ---------     -----------
          TOTAL                                                    $881,474   $ (30,701)    $18,767,843
                                                                   ========   =========     ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Losses and Adjustment Expense                                      $   --     $    --       $ 2,207,230
Unearned Premiums                                                      --          --           910,762
Life Policy Liabilities                                                --          --           154,090
Funds Held Under Deposit Contracts                                     --          --         8,756,384
Notes and Mortgages Payable:
     Credit Company Borrowings - Non-Affiliates                     614,270        --           614,270
     Credit Company Borrowings - Affiliates                         126,605    (126,605)           --
     7.875% Notes Due 2005                                             --       200,000         200,000
     Other Notes and Mortgages - Non-Affiliates                        --        54,868         253,275
     Other Notes and Mortgages - Affiliates                            --      (161,046)           --
Other Liabilities                                                    18,604      (2,050)        897,846
Federal and Canadian Income Taxes:
     Current                                                         (1,576)      1,596          18,000
     Deferred                                                        26,946       7,947         496,941
Separate Account Liabilities                                           --          --           276,399
                                                                   --------   ---------     -----------
          Total Liabilities                                         784,849     (25,290)     14,785,197
                                                                   --------   ---------     -----------
Common Stock                                                          1,000     190,419         217,447
Additional Paid-In Capital                                           27,000    (218,364)           --
Retained Earnings                                                    68,625      (1,671)      2,755,537
Unrealized Appreciation of Investment Securities,
     Net of Tax                                                        --        24,205       1,013,494
Unrealized Loss from Foreign Currency Translation, Net of Tax          --          --            (3,832)
                                                                   --------   ---------     -----------
          Stockholders' Equity                                       96,625      (5,411)      3,982,646
                                                                   --------   ---------     -----------
          TOTAL                                                    $881,474   $ (30,701)    $18,767,843
                                                                   ========   =========     ===========

                                                                             F-2
                                                                       Continued
                       SAFECO Corporation and Subsidiaries
                        Balance Sheet Continued Continued
                     Supplemental Consolidating Information

December 31, 1994
--------------------------------------------------------------------------------------------------
(In Thousands)                                                 Property &     Life &       Real
ASSETS                                                          Casualty      Health      Estate
                                                               ----------   ----------   --------
Investments:
     Fixed Maturities Available-for-Sale, at Market Value      $3,473,186   $5,919,478   $   --
     Fixed Maturities Held-to-Maturity, at Amortized Cost            --      2,053,132       --
     Marketable Equity Securities, at Market Value                735,053       24,887       --
     Mortgage Loans                                                 1,956      552,597       --
     Real Estate (At cost less accumulated depreciation)             --          6,367    473,429
     Policy Loans                                                    --         53,329       --
     Short-Term Investments                                       137,008       67,822        749
                                                               ----------   ----------   --------
          Total Investments                                     4,347,203    8,677,612    474,178
Cash                                                               14,296       27,222        366
Accrued Investment Income                                          83,932      141,926       --
Finance Receivables (Less unearned finance charges
     and allowance for doubtful accounts)                            --           --         --
Loans to Affiliates                                                  --           --         --
Premiums and Other Service Fees Receivable                        393,726       12,213      9,114
Other Notes and Accounts Receivable                                11,089        9,248     54,848
Reinsurance Recoverables                                          156,993       15,517       --
Deferred Policy Acquisition Costs                                 141,653      247,190       --
Land, Buildings and Equipment for Company Use
     (At cost less accumulated depreciation)                      132,399          690      1,426
Other Assets                                                       74,444        9,032      5,841
Separate Account Assets                                              --        158,266       --
                                                               ----------   ----------   --------
          TOTAL                                                $5,355,735   $9,298,916   $545,773
                                                               ==========   ==========   ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Losses and Adjustment Expense                                  $2,236,804   $   29,050   $   --
Unearned Premiums                                                 858,181        8,783       --
Life Policy Liabilities                                              --        155,322       --
Funds Held Under Deposit Contracts                                   --      7,988,456       --
Notes and Mortgages Payable:
     Credit Company Borrowings - Non-Affiliates                      --           --         --
     Credit Company Borrowings - Affiliates                          --           --         --
     10.75% Notes Due 1995                                           --           --         --
     Other Notes and Mortgages - Non-Affiliates                      --           --      217,210
     Other Notes and Mortgages - Affiliates                          --           --      161,044
Other Liabilities                                                 381,663      162,906     28,399
Federal and Canadian Income Taxes:
     Current                                                        8,509       12,852      2,692
     Deferred                                                      19,635      (30,206)    28,084
Separate Account Liabilities                                         --        158,266       --
                                                               ----------   ----------   --------
          Total Liabilities                                     3,504,792    8,485,429    437,429
                                                               ----------   ----------   --------
Common Stock                                                       20,026        6,001          1
Additional Paid-In Capital                                         57,057       92,311     42,123
Retained Earnings                                               1,530,635      841,373     66,220
Unrealized Appreciation (Depreciation) of Investment
     Securities, Net of Tax                                       248,863     (126,198)      --
Unrealized Loss from Foreign Currency Translation, Net of Tax      (5,638)        --         --
                                                               ----------   ----------   --------
          Stockholders' Equity                                  1,850,943      813,487    108,344
                                                               ----------   ----------   --------
          TOTAL                                                $5,355,735   $9,298,916   $545,773
                                                               ==========   ==========   ========

December 31, 1994
------------------------------------------------------------------------------------------------------
(In Thousands)                                                    Credit     Other and
ASSETS                                                           Company    Eliminations  Consolidated
Investments:
     Fixed Maturities Available-for-Sale, at Market Value        $   --     $ 116,407     $ 9,509,071
     Fixed Maturities Held-to-Maturity, at Amortized Cost            --          --         2,053,132
     Marketable Equity Securities, at Market Value                   --        95,114         855,054
     Mortgage Loans                                                  --      (135,570)        418,983
     Real Estate (At cost less accumulated depreciation)             --        (3,931)        475,865
     Policy Loans                                                    --          --            53,329
     Short-Term Investments                                         1,050    (105,055)        101,574
                                                                 --------   ---------     -----------
          Total Investments                                         1,050     (33,035)     13,467,008
Cash                                                               11,061      10,559          63,504
Accrued Investment Income                                           2,155       1,951         229,964
Finance Receivables (Less unearned finance charges
     and allowance for doubtful accounts)                         619,059        --           619,059
Loans to Affiliates                                                89,073     (89,073)           --
Premiums and Other Service Fees Receivable                           --         3,680         418,733
Other Notes and Accounts Receivable                                    33      (5,646)         69,572
Reinsurance Recoverables                                             --          --           172,510
Deferred Policy Acquisition Costs                                    --          --           388,843
Land, Buildings and Equipment for Company Use
     (At cost less accumulated depreciation)                          499      25,959         160,973
Other Assets                                                       32,248      31,732         153,297
Separate Account Assets                                              --          --           158,266
                                                                 --------   ---------     -----------
          TOTAL                                                  $755,178   $ (53,873)    $15,901,729
                                                                 ========   =========     ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Losses and Adjustment Expense                                    $   --     $    --       $ 2,265,854
Unearned Premiums                                                    --          --           866,964
Life Policy Liabilities                                              --          --           155,322
Funds Held Under Deposit Contracts                                   --          --         7,988,456
Notes and Mortgages Payable:
     Credit Company Borrowings - Non-Affiliates                   510,600        --           510,600
     Credit Company Borrowings - Affiliates                       113,205    (113,205)           --
     10.75% Notes Due 1995                                           --       200,000         200,000
     Other Notes and Mortgages - Non-Affiliates                      --        55,099         272,309
     Other Notes and Mortgages - Affiliates                          --      (161,044)           --
Other Liabilities                                                  24,020        (996)        595,992
Federal and Canadian Income Taxes:
     Current                                                       (2,073)        647          22,627
     Deferred                                                      19,833      (1,486)         35,860
Separate Account Liabilities                                         --          --           158,266
                                                                 --------   ---------     -----------
          Total Liabilities                                       665,585     (20,985)     13,072,250
                                                                 --------   ---------     -----------
Common Stock                                                        1,000     184,166         211,194
Additional Paid-In Capital                                         27,000    (218,491)           --
Retained Earnings                                                  61,593      (4,021)      2,495,800
Unrealized Appreciation (Depreciation) of Investment
     Securities, Net of Tax                                          --         5,458         128,123
Unrealized Loss from Foreign Currency Translation, Net of Tax        --          --            (5,638)
                                                                 --------   ---------     -----------
          Stockholders' Equity                                     89,593     (32,888)      2,829,479
                                                                 --------   ---------     -----------
          TOTAL                                                  $755,178   $ (53,873)    $15,901,729
                                                                 ========   =========     ===========

                                                                             F-3
                      SAFECO Corporation and Subsidiaries
                               Statement of Income
                     Supplemental Consolidating Information

Year Ended December 31, 1995
--------------------------------------------------------------------------------
(In Thousands)

                                                               Property &         Life &        Real      Other and
                                                                Casualty          Health       Estate    Eliminations   Consolidated
REVENUES:
     Insurance:
          Property and Casualty Earned Premiums               $ 2,162,141     $      --       $   --       $   --       $ 2,162,141
          Life and Health Premiums and Other Revenues                --           261,570         --           --           261,570
                                                              ---------------------------------------------------------------------
               Total                                            2,162,141         261,570         --           --         2,423,711
     Real Estate                                                     --              --         74,959         --            74,959
     Finance                                                         --              --           --         65,931          65,931
     Asset Management                                                --              --           --         18,532          18,532
     Net Investment Income                                        291,450         778,221         --          5,609       1,075,280
     Realized Investment Gain                                      51,657           5,894         (818)       7,538          64,271
                                                              ---------------------------------------------------------------------
               Total                                            2,505,248       1,045,685       74,141       97,610       3,722,684
                                                              ---------------------------------------------------------------------

EXPENSES:
     Losses, Adjustment Expense and Policy Benefits             1,526,976         723,466         --           --         2,250,442
     Commissions                                                  322,566          78,596         --           --           401,162
     Personnel Costs                                              155,359          47,536       13,823       14,103         230,821
     Interest                                                        --              --         26,117       58,126          84,243
     Dividends to Policyholders                                    15,239            --           --           --            15,239
     Other                                                        139,868          57,591       25,959       10,745         234,163
     Amortization of Deferred Policy Acquisition Costs            376,537          32,376         --           --           408,913
     Deferral of Policy Acquisition Costs                        (380,752)        (35,347)        --           --          (416,099)
                                                              ---------------------------------------------------------------------
               Total                                            2,155,793         904,218       65,899       82,974       3,208,884
                                                              ---------------------------------------------------------------------

Income Before Income Taxes                                        349,455         141,467        8,242       14,636         513,800
                                                              ---------------------------------------------------------------------
Provision (Benefit) for Federal and Canadian Income Taxes:
     Current                                                       66,242          62,812        5,212       (2,802)        131,464
     Deferred                                                      (6,913)        (13,798)      (2,368)       6,456         (16,623)
                                                              ---------------------------------------------------------------------
               Total                                               59,329          49,014        2,844        3,654         114,841
                                                              ---------------------------------------------------------------------
Net Income                                                    $   290,126     $    92,453     $  5,398     $ 10,982     $   398,959
                                                              =====================================================================

                                                                             F-4
                       SAFECO Corporation and Subsidiaries
                            Statement of Cash Flows
                     Supplemental Consolidating Information

Year Ended December 31, 1995
--------------------------------------------------------------------------------
(In Thousands)

                                                                     Property       Life &        Real     Other and
                                                                    & Casualty      Health       Estate   Eliminations  Consolidated
                                                                   -----------------------------------------------------------------
OPERATING ACTIVITIES:
     Insurance Premiums Received                                   $ 2,177,909   $   216,269   $   --     $    --       $ 2,394,178
     Dividends and Interest Received                                   288,165       703,993      2,584      64,911       1,059,653
     Other Operating Receipts                                             --          23,492     82,862      59,567         165,921
     Insurance Claims and Policy Benefits Paid                      (1,545,295)     (272,206)      --          --        (1,817,501)
     Underwriting, Acquisition and Insurance Operating
          Costs Paid                                                  (605,303)     (179,807)      --         2,589        (782,521)
     Interest Paid                                                        --            --      (26,031)    (58,912)        (84,943)
     Other Operating Costs Paid                                           --            --      (34,231)    (53,839)        (88,070)
     Income Taxes Paid (Received)                                      (82,145)      (62,301)    (5,283)      5,148        (144,581)
                                                                   ----------------------------------------------------------------
             Net Cash Provided by Operating Activities                 233,331       429,440     19,901      19,464         702,136
                                                                   ----------------------------------------------------------------
INVESTING ACTIVITIES:
     Purchases of:
          Fixed Maturities Available-for-Sale                         (652,070)   (1,424,510)      --        (2,756)     (2,079,336)
          Fixed Maturities Held-to-Maturity                               --        (291,965)      --          --          (291,965)
          Equities                                                    (165,806)       (1,225)      --        (3,146)       (170,177)
          Other Investments                                            (12,593)      (67,959)   (33,538)   (183,028)       (297,118)
     Maturities of Fixed Maturities Available-for-Sale                 333,348       375,291       --         1,857         710,496
     Maturities of Fixed Maturities Held-to-Maturity                      --          17,878       --          --            17,878
     Sales of:
          Fixed Maturities Available-for-Sale                          213,511       327,160       --         9,194         549,865
          Fixed Maturities Held-to-Maturity                               --            --         --          --              --
          Equities                                                     151,097         2,952       --        22,724         176,773
          Other Investments                                             19,902        60,767     32,224     191,977         304,870
     Net  Decrease (Increase) in Short-Term Investments                 44,809        (7,036)      (456)    (13,996)         23,321
     Finance Receivables Originated or Acquired                           --            --         --      (374,670)       (374,670)
     Principal Payments Received on Finance Receivables                   --            --         --       244,234         244,234
     Other                                                             (41,242)         (857)    (1,212)    (23,760)        (67,071)
                                                                   ----------------------------------------------------------------
             Net Cash Used in Investing Activities                    (109,044)   (1,009,504)    (2,982)   (131,370)     (1,252,900)
                                                                   ----------------------------------------------------------------
FINANCING ACTIVITIES:
     Funds Received Under Deposit Contracts                               --       1,304,665       --          --         1,304,665
     Return of Funds Held Under Deposit Contracts                         --        (720,845)      --          --          (720,845)
     Proceeds from Notes and Mortgage Borrowings                          --            --       12,981     186,020         199,001
     Repayment of Notes and Mortgage Borrowings                           --            --      (28,275)   (213,691)       (241,966)
     Net Proceeds from (Repayment of) Short-Term Borrowings             11,469         9,143       (606)    123,908         143,914
     Common Stock Reacquired                                              --            --         --        (8,690)         (8,690)
     Dividends Paid to Stockholders                                   (129,000)       (4,588)    (1,600)      6,709        (128,479)
     Other                                                                --            --         (401)      5,538           5,137
                                                                   ----------------------------------------------------------------
             Net Cash Provided by (Used in) Financing Activities      (117,531)      588,375    (17,901)     99,794         552,737
                                                                   ----------------------------------------------------------------
     Net Increase (Decrease) in Cash                                     6,756         8,311       (982)    (12,112)          1,973
     Cash at the Beginning of Year                                      14,296        27,222        366      21,620          63,504
                                                                   ----------------------------------------------------------------
     Cash at the End of the Year                                   $    21,052   $    35,533   $   (616)  $   9,508     $    65,477
                                                                   ================================================================

                                                                             F-5
                                                                      Schedule I

                       SAFECO Corporation and Subsidiaries
                          Summary of Investments Other
                       Than Investments in Related Parties

December 31, 1995
--------------------------------------------------------------------------------
(In Thousands)

                                                                                                                 Amount at Which
                                                                                                                  Shown in the
Type of Investment                                                                   Cost        Market Value     Balance Sheet
--------------------------------------------------------------------------------------------------------------------------------
Fixed Maturities Available-for-Sale:
     Bonds:
         United States Government and Government
             Agencies and Authorities                                             $ 1,087,644     $ 1,184,686     $ 1,184,686
         States, Municipalities and Political
             Subdivisions                                                           2,997,988       3,465,306       3,465,306
         Mortgage-Backed Securities                                                 2,357,143       2,472,187       2,472,187
         Foreign Governments                                                          208,920         258,425         258,425
         Public Utilities                                                           1,533,916       1,682,596       1,682,596
         Convertibles and Bonds
             with Warrants Attached                                                    33,065          32,252          32,252
         All Other Corporate Bonds                                                  2,563,419       2,755,352       2,755,352
     Redeemable Preferred Stocks                                                       71,495          77,340          77,340
                                                                                  -------------------------------------------

                  Total Fixed Maturities classified as Available-for-Sale (1)      10,853,590     $11,928,144      11,928,144
                                                                                  -------------------------------------------

Fixed Maturities Held-to-Maturity:
     Bonds:
         United States Government and Government
             Agencies and Authorities                                                 210,894     $   270,936         210,894
         States, Municipalities and Political
             Subdivisions                                                              52,438          57,127          52,438
         Mortgage-Backed Securities                                                   291,881         319,074         291,881
         Foreign Governments                                                          135,467         167,423         135,467
         Public Utilities                                                             456,938         540,509         456,938
         All Other Corporate Bonds                                                    896,899       1,033,445         896,899
                                                                                  -------------------------------------------

                  Total Fixed Maturities classified as Held-to-Maturity (1)         2,044,517     $ 2,388,514       2,044,517
                                                                                  -------------------------------------------

Equity Securities:
     Common Stocks:
         Public Utilities                                                              52,963     $    95,930          95,930
         Banks, Trust and Insurance Companies                                          28,663          99,210          99,210
         Industrial, Miscellaneous and All Other                                      379,599         733,445         733,445
     Non-Redeemable Preferred Stocks                                                  136,905         190,823         190,823
                                                                                  -------------------------------------------
                  Total Equity Securities                                             598,130     $ 1,119,408       1,119,408
                                                                                  -------------------------------------------

Other:
     Mortgage Loans on Real Estate (1)                                                416,489                         416,489
     Real Estate (Net of depreciation) (1)                                            498,958                         498,958
     Policy Loans                                                                      55,925                          55,925
     Short-Term Investments                                                            68,808                          68,808
                                                                                  -----------                     -----------
                  Total Other                                                       1,040,180                       1,040,180
                                                                                  -----------                     -----------
                      Total Investments                                           $14,536,417                     $16,132,249
                                                                                  -----------                     -----------

(1) The carrying value of investments in fixed maturities, mortgage loans and real estate that have not produced income for the last twelve months is less than one percent of the total of such investments at December 31, 1995.

                                                                             F-6
                                                                     Schedule II

                               SAFECO Corporation
                              (Parent Company Only)
                                  Balance Sheet


December 31
--------------------------------------------------------------------------------
(In Thousands Except Share Amounts)

Assets                                                         1995           1994
-------------------------------------------------------------------------------------
Investments:
     Stock of Subsidiaries - At Cost Plus Equity in
        Undistributed Earnings Since Acquisition
        (Includes unrealized appreciation of
        investment securities, net of
        tax, held by subsidiaries)                          $4,042,909     $2,907,866
     Fixed Maturities Available-for-Sale,
        at Market Value
        (Amortized cost: 1995 - $78,798;1994 - $89,793)         80,996         80,821
     Marketable Equity Securities, at Market Value
        (Cost: 1995 - $62,856; 1994 - $76,058)                  88,628         88,739
     Notes Receivable - SAFECO Credit, due 2002                 15,000           --
     Short-Term Investments                                      9,005          3,385
     Other Security Investments - At Cost                          763          1,732
                                                            -------------------------
           Total Investments                                 4,237,301      3,082,543

Cash                                                               115              5

Dividends Receivable
     from Affiliated Companies                                  34,837         32,403

Accounts Receivable
     from Affiliated Companies                                   1,058           --

Federal Income Taxes - Current                                    --              204

Other Assets                                                     8,505          4,098
                                                            -------------------------


           TOTAL                                            $4,281,816     $3,119,253
                                                            -------------------------


Liabilities and Stockholders' Equity                         1995             1994
------------------------------------------------------------------------------------
Liabilities:
     Accounts and Interest Payable                      $     4,423       $    6,430
     Federal Income Taxes:
          Current                                               544             --
          Deferred                                           10,816            2,496
     Dividends Payable to Stockholders                       33,387           30,848
     Medium-Term Notes Due 2002                              50,000           50,000
     7.875% Notes Due 2005                                  200,000             --
     10.75% Notes Due September 1995                           --            200,000

                                                        ----------------------------
             Total Liabilities                              299,170          289,774
                                                        ----------------------------

Stockholders' Equity:
     Preferred Stock, No Par Value:
          Shares Authorized: 10,000,000
          Shares Issued and Outstanding: None
     Common Stock, No Par Value:
          Shares Authorized: 150,000,000
          Shares Reserved for Options:*
             1995 - 3,699,983; 1994 - 2,042,691
          Shares Issued and Outstanding:*
             1995 - 125,978,742; 1994 - 62,951,634          217,447          211,194
     Retained Earnings                                    2,755,537        2,495,800
     Unrealized Appreciation of Investment
          Securities, Net of Tax                          1,013,494          128,123
     Unrealized Loss from Foreign Currency
          Translation, Net of Tax                            (3,832)          (5,638)
                                                       -----------------------------
             Stockholders' Equity                         3,982,646        2,829,479
                                                       -----------------------------

             TOTAL                                     $  4,281,816      $ 3,119,253
                                                       -----------------------------

* 2-for-1 stock split effective December 1, 1995.

                                                                             F-7
                                                                     Schedule II

                               SAFECO Corporation
                              (Parent Company Only)
                               Statement of Income


Year Ended December 31                                          1995          1994          1993
----------------------------------------------------------------------------------------------------
(In Thousands)

REVENUES:
     Dividends Received from Non-Affiliates                  $   5,239      $   6,746      $  10,480
     Interest Earned  -Affiliate                                   858             58            859
                      -Others                                   11,370          5,035          4,016
     Equity in Loss of Unconsolidated Affiliate                   (969)          (211)          (574)
     Realized Gain from Security Investments                     6,628          2,685         11,958
                                                             ---------------------------------------
          Total                                                 23,126         14,313         26,739
                                                             ---------------------------------------

EXPENSES:
     Interest Expense                                           30,701         25,072         24,792
     Miscellaneous                                                 638            638            476
                                                             ---------------------------------------
          Total                                                 31,339         25,710         25,268
                                                             ---------------------------------------

Income (Loss) Before Income Taxes                               (8,213)       (11,397)         1,471
Federal Income Tax Benefit
      (Includes provision on realized gain:
     1995 - $2,320; 1994 - $940; 1993 - $4,518)                  4,099          5,806          1,864
                                                             ---------------------------------------

Income (Loss) Before Cumulative Effect of
     Accounting Changes                                         (4,114)        (5,591)         3,335
Cumulative Effect of Accounting Changes
     for Income Taxes                                             --             --             (687)
                                                             ---------------------------------------

Income (Loss) Before Equity in Earnings
     of Subsidiaries                                            (4,114)        (5,591)         2,648
Equity in Earnings of Subsidiaries
     (Includes dividends accrued and received)                 403,073        319,965        426,130
                                                             ---------------------------------------

          Consolidated Net Income                            $ 398,959      $ 314,374      $ 428,778
                                                             ---------------------------------------

Dividends Accrued and Received From Subsidiaries (Cash):
     SAFECO Insurance Company of America                     $  69,000      $  78,000      $  69,000
     General Insurance Company of America                       45,000         56,000         48,500
     First National Insurance Company of America                 4,000          6,000          8,500
     SAFECO National Insurance Company                           3,500          4,000          3,000
     SAFECO Insurance Company of Illinois                       10,000          6,000          5,000
     SAFECO Life Insurance Company                               4,000          4,000          4,000
     SAFECO Administrative Services, Inc.                          588            720            560
     SAFECO Properties, Inc.                                     1,534          4,043          1,336
     SAFECO Credit Company, Inc.                                 1,840          1,508          1,532
     SAFECO Asset Management Company                             1,000          2,000          2,000
                                                             ---------------------------------------

          Total                                              $ 140,462      $ 162,271      $ 143,428
                                                             ---------------------------------------

                                                                             F-8
                                                                     Schedule II

                               SAFECO Corporation
                              (Parent Company Only)
                             Statement of Cash Flows


Year Ended December 31                                        1995           1994           1993
--------------------------------------------------------------------------------------------------
(In Thousands)

OPERATING ACTIVITIES:
     Dividends and Interest Received -Affiliates           $ 138,886      $ 128,868      $ 144,288
                                     -Other                   16,438         11,447         10,739
     Interest Paid                                           (33,034)       (25,317)       (25,064)
     Other Operating Costs Paid                               (1,635)        (1,330)          (404)
     Income Taxes Received                                     5,588          4,399          7,432
                                                           ---------------------------------------
         Net Cash Provided By Operating Activities           126,243        118,067        136,991
                                                           ---------------------------------------

INVESTING ACTIVITIES:
     Purchase of:
         Fixed Maturities Available-for-Sale                    --          (45,393)          --
         Fixed Maturities Held-to-Maturity                      --             --          (12,883)
         Equities                                             (3,146)       (27,421)       (32,902)
         Other Investments                                  (211,764)          --             --
     Maturities of Fixed Maturities Available-for-Sale           770          2,018           --
     Maturities of Fixed Maturities Held-to-Maturity            --             --              705
     Sales of:
         Fixed Maturities Available-for-Sale                   9,194          4,952           --
         Fixed Maturities Held-to-Maturity                      --             --           15,665
         Equities                                             22,724         26,285         27,692
         Other Investments                                   196,764           --             --
     Net (Increase) Decrease in Short-Term Investments        (5,620)        41,396        (13,245)
     Other                                                      --           (1,000)          --
                                                           ---------------------------------------
         Net Cash Provided By (Used In)
             Investing Activities                              8,922            837        (14,968)
                                                           ---------------------------------------

FINANCING ACTIVITIES:
     Proceeds from Medium-Term Note Borrowings                  --             --            7,150
     Proceeds from Notes and Mortgage Borrowings             198,664           --             --
     Repayment of Notes and Mortgage Borrowings             (201,379)          --             --
     Capital Contributions to Affiliates                      (1,000)          (750)       (19,175)
     Common Stock Reacquired                                  (8,690)        (5,327)        (4,329)
     Dividends Paid to Stockholders                         (128,479)      (118,387)      (108,133)
     Other                                                     5,829          3,626          4,153
                                                           ---------------------------------------
         Net Cash Used In Financing Activities              (135,055)      (120,838)      (120,334)
                                                           ---------------------------------------

Net Increase (Decrease) in Cash                                  110         (1,934)         1,689
Cash at the Beginning of Year                                      5          1,939            250
                                                           ---------------------------------------

Cash at the End of Year                                    $     115      $       5      $   1,939
                                                           =======================================

                                                                             F-9
                                                                    Schedule III
                                                                          Page 1

                      SAFECO Corporation and Subsidiaries
                      Supplementary Insurance Information

Year Ended December 31
--------------------------------------------------------------------------------
(In Thousands)


                                                                                Other Policy
                                                   Reserve for                   Claims and
                                                  Future Policy                   Benefits
                                    Deferred        Benefits,                     Payable        Premiums
                                     Policy      Losses, Claims                 (Funds Held     and Service
                                   Acquisition      and Loss        Unearned    Under Deposit       Fee
Segment                              Costs          Expenses        Premiums     Contracts)      Revenues
-----------------------------------------------------------------------------------------------------------
1995
Property and Casualty:
     Personal                       $106,696       $1,112,559       $591,059                     $1,562,716
     Commercial and Surety            39,172        1,068,264        311,494                        599,425
                                    ----------------------------------------                     ----------
          Total                      145,868        2,180,823        902,553                      2,162,141
                                    ----------------------------------------                     ----------
Life and Health:
     Financial Services              143,228          109,653          6,283     $5,515,427          47,178
     Employee Benefits                67,263           70,844          1,926      3,240,957         214,392
                                    -----------------------------------------------------------------------
          Total                      210,491          180,497          8,209      8,756,384         261,570
                                    -----------------------------------------------------------------------
Real Estate                                -                -              -              -               -
Other and Eliminations                     -                -              -              -               -
                                    -----------------------------------------------------------------------
          Consolidated Totals       $356,359       $2,361,320       $910,762     $8,756,384      $2,423,711
                                    =======================================================================

1994
Property and Casualty:
     Personal                       $102,745       $1,168,981       $553,811                     $1,469,857
     Commercial and Surety            38,908        1,067,823        304,370                        583,574
                                    ----------------------------------------                     ----------
          Total                      141,653        2,236,804        858,181                      2,053,431
                                    ----------------------------------------                     ----------
Life and Health:
     Financial Services              151,614          108,822          6,797     $4,871,635          46,642
     Employee Benefits                95,576           75,550          1,986      3,116,821         230,129
                                    -----------------------------------------------------------------------
          Total                      247,190          184,372          8,783      7,988,456         276,771
                                    -----------------------------------------------------------------------
Real Estate                                -                -              -              -               -
Other and Eliminations                     -                -              -              -               -
                                    -----------------------------------------------------------------------
          Consolidated Totals       $388,843       $2,421,176       $866,964     $7,988,456      $2,330,202
                                    =======================================================================


                                                    Benefits, Claims,    Amortization of     Other Operating
                                        Net            Losses and        Deferred Policy    Costs (Including        Net
                                      Investment       Adjustment          Acquisition        Dividends to        Premiums
Segment                                Income (1)       Expenses             Costs           Policyholders)        Written
----------------------------------------------------------------------------------------------------------------------------
1995
Property and Casualty:
     Personal                                          $1,143,191           $281,747           $140,305           $1,599,700
     Commercial and Surety                                383,785             94,790            111,975              607,284
                                                       ---------------------------------------------------------------------
          Total                       $  291,450        1,526,976            376,537            252,280           $2,206,984
                                      --------------------------------------------------------------------------------------
Life and Health:
     Financial Services                  494,758          403,518             12,222             57,839
     Employee Benefits                   283,463          319,948             20,154             90,537
                                      -----------------------------------------------------------------
          Total                          778,221          723,466             32,376            148,376
                                      -----------------------------------------------------------------
Real Estate                                    -                -                  -             65,899
Other and Eliminations                     5,609                -                  -             82,974
                                      -----------------------------------------------------------------
          Consolidated Totals         $1,075,280       $2,250,442           $408,913           $549,529
                                      =================================================================

1994
Property and Casualty:
     Personal                                          $1,142,855           $272,545           $122,388           $1,507,546
     Commercial and Surety                                385,212             92,651            115,125              595,919
                                                       ---------------------------------------------------------------------
          Total                       $  283,481        1,528,067            365,196            237,513           $2,103,465
                                      --------------------------------------------------------------------------------------
Life and Health:
     Financial Services                  435,101          354,463              9,914             53,680
     Employee Benefits                   271,116          319,752             19,493             94,671
                                      -----------------------------------------------------------------
          Total                          706,217          674,215             29,407            148,351
                                      -----------------------------------------------------------------
Real Estate                                    -                -                  -             97,163
Other and Eliminations                     1,912                -                  -             67,420
                                      -----------------------------------------------------------------
          Consolidated Totals         $  991,610       $2,202,282           $394,603           $550,447
                                      =================================================================

                                                                             F-9
                                                                    Schedule III
                                                                          Page 2
                      SAFECO Corporation and Subsidiaries
                      Supplementary Insurance Information

Year Ended December 31
--------------------------------------------------------------------------------
(In Thousands)



                                                                            Other Policy
                                               Reserve for                   Claims and
                                              Future Policy                   Benefits
                                 Deferred       Benefits,                     Payable          Premiums
                                  Policy      Losses, Claims                (Funds Held       and Service
                                Acquisition     and Loss       Unearned     Under Deposit         Fee
Segment                            Costs        Expenses       Premiums      Contracts)        Revenues
---------------------------------------------------------------------------------------------------------
1993
Property and Casualty:
     Personal                     $ 97,104      $1,088,269       $515,820                      $1,400,705
     Commercial and Surety          35,999       1,006,918        293,607                         529,009
                                  ---------------------------------------                      ----------
          Total                    133,103       2,095,187        809,427                       1,929,714
                                  ---------------------------------------                      ----------
Life and Health:
     Financial Services            137,479         109,272          7,246     $4,184,024           44,156
     Employee Benefits              96,721          75,401          2,712      3,045,415          261,807
                                  -----------------------------------------------------------------------
          Total                    234,200         184,673          9,958      7,229,439          305,963
                                  -----------------------------------------------------------------------
Real Estate                              -               -              -              -                -
Other and Eliminations                   -               -              -              -                -
                                  -----------------------------------------------------------------------
          Consolidated Totals     $367,303      $2,279,860       $819,385     $7,229,439       $2,235,677
                                  =======================================================================


                                                    Benefits, Claims,   Amortization of   Other Operating
                                        Net            Losses and       Deferred Policy   Costs (Including
                                     Investment        Adjustment         Acquisition       Dividends to     Net Premiums
Segment                              Income (1)         Expense             Costs          Policyholders)       Written
-------------------------------------------------------------------------------------------------------------------------
1993
Property and Casualty:
     Personal                                         $1,018,241           $260,094           $146,388        $1,446,534
     Commercial and Surety                               332,387             81,903            120,853           553,631
                                                      ------------------------------------------------------------------
          Total                        $277,643        1,350,628            341,997            267,241        $2,000,165
                                       ---------------------------------------------------------------------------------
Life and Health:
     Financial Services                 390,550          319,202              7,395             53,057
     Employee Benefits                  277,608          356,276             18,955             93,930
                                       ---------------------------------------------------------------
          Total                         668,158          675,478             26,350            146,987
                                       ---------------------------------------------------------------
Real Estate                                   -                -                  -             68,173
Other and Eliminations                    5,994                -                  -             62,893
                                       ---------------------------------------------------------------
          Consolidated Totals          $951,795       $2,026,106           $368,347           $545,294
                                       ===============================================================

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

                                                                            F-10
                                                                     Schedule IV

                      SAFECO Corporation and Subsidiaries
                                  Reinsurance

Year Ended December 31
--------------------------------------------------------------------------------
(In Thousands)


                                                                                                     Percentage
                                                          Ceded to     Assumed from                  of Amount
                                                           Other           Other                     Assumed to
                                        Gross Amount     Companies      Companies      Net Amount       Net
                                        -----------------------------------------------------------------------
1995
Life Insurance In Force at Year End     $28,171,372     $(1,303,597)     $ 15,532      $26,883,307     0.1%
                                        ==========================================================

Earned Premiums:
     Life Insurance                     $   107,511     $    (4,744)     $    152      $   102,919     0.1%
     Accident/Health Insurance              169,900          (5,641)       (5,608)         158,651    (3.5%)
     Property/Casualty Insurance          2,300,853        (160,342)       21,630        2,162,141     1.0%
                                        ----------------------------------------------------------
          Total                         $ 2,578,264     $  (170,727)     $ 16,174      $ 2,423,711     0.7%
                                        ==========================================================


1994
Life Insurance In Force at Year End     $28,692,952     $(1,322,748)     $   --        $27,370,204     0.0%
                                        ==========================================================

Earned Premiums:
     Life Insurance                     $   107,099     $    (4,844)     $     38      $   102,293     0.0%
     Accident/Health Insurance              178,405          (4,216)          289          174,478     0.2%
     Property/Casualty Insurance          2,207,615        (175,861)       21,677        2,053,431     1.1%
                                        ----------------------------------------------------------
          Total                         $ 2,493,119     $  (184,921)     $ 22,004      $ 2,330,202     0.9%
                                        ==========================================================


1993
Life Insurance In Force at Year End     $28,009,316     $(1,302,251)     $   --        $26,707,065     0.0%
                                        ==========================================================

Earned Premiums:
     Life Insurance                     $   104,755     $    (4,465)     $   --        $   100,290     0.0%
     Accident/Health Insurance              210,240          (5,111)          544          205,673     0.3%
     Property/Casualty Insurance          2,034,268        (127,537)       22,983        1,929,714     1.2%
                                        ----------------------------------------------------------
          Total                         $ 2,349,263     $  (137,113)     $ 23,527      $ 2,235,677     1.1%
                                        ==========================================================

                                                                            F-11
                                                                     Schedule VI

                               SAFECO Corporation
   Supplemental Information Concerning Property/Casualty Insurance Operations

Year Ended December 31
--------------------------------------------------------------------------------
(In Thousands)

                                                    Discount, if
                                      Reserve For      any,
                          Deferred      Unpaid        Deducted
                           Policy     Losses and       from
Affiliation With         Acquisition  Adjustment       Loss          Unearned      Earned
Registrant                  Costs      Expense       Reserves        Premiums     Premiums
------------------------------------------------------------------------------------------
Consolidated
   Property/Casualty
   Subsidiaries:


1995                     $145,868     $2,180,823          -         $902,553     $2,162,141

1994                     $141,653     $2,236,804          -         $858,181     $2,053,431

1993                     $133,103     $2,095,187          -         $809,427     $1,929,714

                                                                           Amortization
                                             Losses and Adjustment         of Deferred    Paid Losses
                                 Net       Expenses Incurred Related to      Policy          and            Net
Affiliation With             Investment    Current              Prior      Acquisition    Adjustment      Premiums
Registrant                     Income        Year               Years        Costs         Expenses       Written
------------------------------------------------------------------------------------------------------------------
Consolidated
   Property/Casualty
   Subsidiaries:


1995                          $291,450     $1,586,675         $(59,699)     $376,537      $1,549,845     $2,206,984

1994                          $283,481     $1,609,392         $(81,325)     $365,196      $1,430,243     $2,103,465

1993                          $277,643     $1,447,565         $(96,937)     $341,997      $1,318,642     $2,000,165

                       SAFECO Corporation And Subsidiaries

                                 Exhibit Index*

--------------------------------------------------------------------------------
F-13 Exhibit 3  - Bylaws (as last amended November 1, 1995).

                - Restated Articles of Incorporation (as amended May 4, 1988), filed as Exhibit 3 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988, are incorporated herein by this reference.

     Exhibit 4  - SAFECO agrees to furnish the Securities and Exchange
                  Commission, upon request, with copies of all instruments defining rights of holders of long-term debt of SAFECO and its consolidated subsidiaries.

F-14 Exhibit 10 - Executive Severance Agreement with James W. Ruddy dated
                  November 6, 1987.

                - SAFECO Corporation Deferred Compensation Plan for Directors
                  dated November 2, 1994, filed as Exhibit 10 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, is incorporated herein by this reference.

                - The following documents are incorporated herein by this
                  reference: the Executive Severance Agreements with Roger Eigsti and Boh A. Dickey, each dated May 23, 1984, and filed as Exhibit 10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1985; and the Executive Severance Agreement with R.E. Zunker dated May 1, 1985, and filed as Exhibit 10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

                - Prospectus dated November 10, 1989 for the SAFECO Incentive
                  Plan of 1987 (as amended January 31, 1990) filed as Exhibit 10 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989 and the Supplement to such Prospectus dated November 7, 1990, filed as Exhibit 10 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, the Prospectus dated February 1, 1985 for the SAFECO Stock Option Plan filed as Exhibit 10 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1984 and the Appendix dated January 26, 1987 to such Prospectus filed as Exhibit 10 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1986, are incorporated herein by this reference.

F-15 Exhibit 11 - Computation of Income Per Share

F-16 Exhibit 12 - Computation of Ratios

F-17 Exhibit 21 - Subsidiaries of the Registrant

F-18 Exhibit 28 - (P) Information from Reports Furnished to State Insurance
                  Regulatory Authorities (filed in paper version only, as allowed under SEC; EDGAR Rules)

     Exhibit 13 - 1995 Annual Report to Stockholders (pages 27 to 73, inclusive)

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