Form 10-Q
period 1996-03-31
SAFECO CORP
filed 1996-05-13
CIK 86104

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


              /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the Quarter Ended March 31, 1996.

             / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from       to      .
                                                -----    -----



                         Commission File Number 1-6563



                               SAFECO CORPORATION
                               ------------------
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

                                 (206) 545-5000
                                 --------------
              (Registrant's telephone number, including area code)


  126,033,341 shares of no par common stock were outstanding at March 31, 1996


          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /.

                               SAFECO CORPORATION

                        TABLE OF CONTENTS AND SIGNATURES


Part I -  Financial Information*                                            Page
                                                                            ----
     Item 1.  Financial Statements:
                Consolidated Balance Sheet,
                  March 31, 1996 and December 31, 1995                        3
                Statement of Consolidated Income and Retained Earnings
                  for the Three Months Ended March 31, 1996 and 1995          5
                Statement of Consolidated Cash Flows
                  for the Three Months Ended March 31, 1996 and 1995          6

     Item 2.  Management's Discussion and Analysis                            8

Part II -  Other Information

     Item 6.  Exhibits and Reports on Form 8-K                               13



* The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q. In the opinion of management, they include all adjustments (none of which were other than normal and recurring adjustments) which are necessary for a fair presentation of results for the interim periods. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-K for the year ended December 31, 1995 which has previously been filed with the Commission.





                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    SAFECO CORPORATION
                                    ------------------
                                    Registrant


                                    BOH A. DICKEY
                                    ------------------
                                    Boh A. Dickey
                                    Executive Vice President and
         Dated May 13, 1996         Chief Financial Officer


                                    ROD A. PIERSON
                                    ------------------
                                    Rod A. Pierson
                                    Senior Vice President, Secretary, Controller
         Dated May 13, 1996         and Chief Accounting Officer

                       SAFECO CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 (In Thousands)



                                                              March 31      December 31
                         ASSETS                                 1996           1995
                         ------                                 ----           ----
Investments:

  Fixed Maturities Available-for-Sale, at Market Value
    (Amortized cost: 1996 - $10,760,943; 1995 - $10,853,
    590)                                                     $11,344,407    $11,928,144

  Fixed Maturities Held-to-Maturity, at Amortized Cost
     (Market value: 1996 - $2,325,185; 1995 - $2,388,514)      2,188,065      2,044,517

  Marketable Equity Securities, at Market Value
     (Cost: 1996 - $619,780; 1995 - $598,130)                  1,168,444      1,119,408

  Mortgage Loans                                                 425,807        416,489

  Real Estate (At cost less accumulated depreciation)            508,417        498,958

  Policy Loans                                                    57,147         55,925

  Short-Term Investments                                          48,193         68,808
                                                             -----------    -----------

             Total Investments                                15,740,480     16,132,249






Cash                                                              50,930         65,477

Accrued Investment Income                                        237,957        234,253

Finance Receivables                                              761,417        741,177

Premiums and Other Service Fees Receivable                       449,334        444,618

Other Notes and Accounts Receivable                               57,359         42,139

Reinsurance Recoverables                                         157,955        137,284

Deferred Policy Acquisition Costs                                378,091        356,359

Land, Buildings and Equipment for Company Use
     (At cost less accumulated depreciation)                     173,323        170,016

Other Assets                                                     164,686        167,872

Separate Account Assets                                          323,355        276,399
                                                             -----------    -----------

             TOTAL                                           $18,494,887    $18,767,843
                                                             ===========    ===========




                                   (continued)

                       SAFECO CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                       (In Thousands Except Share Amounts)           (continued)



                                                                     March 31      December 31
             LIABILITIES AND STOCKHOLDERS' EQUITY                      1996           1995*
             ------------------------------------                      ----           -----
Losses and Adjustment Expense                                      $ 2,161,209     $ 2,207,230
Unearned Premiums                                                      909,024         910,762
Life Policy Liabilities                                                149,805         154,090
Funds Held Under Deposit Contracts                                   8,972,833       8,756,384
Notes and Mortgages Payable:
  Credit Company Borrowings ($681,850 maturing within one year)        728,350         614,270
  7.875% Notes Due 2005                                                200,000         200,000
  Other Notes and Mortgages ($28,099 maturing within one year)         215,870         253,275
Other Liabilities                                                      675,400         895,853
Federal and Canadian Income Taxes:
  Current                                                               41,136          18,000
  Deferred (Includes tax on unrealized appreciation
    of investment securities:
    1996 - $389,850; 1995 - $543,556)                                  344,000         498,934
Separate Account Liabilities                                           323,355         276,399
                                                                   -----------     -----------

           Total Liabilities                                        14,720,982      14,785,197
                                                                   -----------     -----------




Preferred Stock, No Par Value:
  Shares Authorized: 10,000,000
  Shares Issued and Outstanding: None                                       --              --



Common Stock, No Par Value:
  Shares Authorized: 150,000,000
  Shares Reserved for Options:
    1996 - 3,472,117; 1995 - 3,699,983
  Shares Issued and Outstanding:
    1996 - 126,033,341; 1995 - 125,978,742                             221,916         217,447
Retained Earnings                                                    2,827,580       2,755,537
Unrealized Appreciation of Investment Securities,
  Net of Tax                                                           728,041       1,013,494
Unrealized Loss from Foreign Currency Translation,
  Net of Tax                                                            (3,632)         (3,832)
                                                                   -----------     -----------

           Total Stockholders' Equity                                3,773,905       3,982,646
                                                                   -----------     -----------

           TOTAL                                                   $18,494,887     $18,767,843
                                                                   ===========     ===========




   *Certain amounts have been reclassified to conform to the 1996 presentation.

                       SAFECO CORPORATION AND SUBSIDIARIES
             STATEMENT OF CONSOLIDATED INCOME AND RETAINED EARNINGS
                     (In Thousands Except Per Share Amounts)


                                                             Three Months Ended
                                                                  March 31
                                                            --------------------
                                                            1996           1995*
                                                            ----           -----
REVENUES:
    Insurance:
       Property and Casualty Earned Premiums             $  552,629     $  526,430
       Life and Health Premiums and Other Revenues           65,684         67,401
                                                         ----------     ----------
              Total                                         618,313        593,831
    Real Estate                                              18,313         19,901
    Finance                                                  18,097         14,892
    Asset Management                                          6,481          4,274
    Other                                                     9,098          8,856
    Net Investment Income                                   274,577        259,351
    Realized Investment Gain                                 32,723          5,278
                                                         ----------     ----------
              Total                                         977,602        906,383
                                                         ----------     ----------

EXPENSES:
    Losses, Adjustment Expense and Policy Benefits          579,960        589,499
    Commissions                                              97,216         99,618
    Personnel Costs                                          67,074         57,770
    Interest                                                 18,112         20,255
    Dividends to Policyholders                                4,020          4,661
    Other                                                    63,185         61,721
    Amortization of Deferred Policy Acquisition Costs       103,593        100,509
    Deferral of Policy Acquisition Costs                   (101,092)      (103,776)
                                                         ----------     ----------
              Total                                         832,068        830,257
                                                         ----------     ----------

Income before Income Taxes                                  145,534         76,126
                                                         ----------     ----------

Provision (Benefit) for Federal
  and Canadian Income Taxes:
    Current                                                  36,167         17,059
    Deferred                                                 (1,336)        (6,143)
                                                         ----------     ----------
              Total                                          34,831         10,916
                                                         ----------     ----------


Net Income                                                  110,703         65,210


Retained Earnings, Beginning of Period                    2,755,537      2,495,800
Dividends Declared                                          (33,399)       (30,860)
Common Stock Reacquired                                      (5,261)        (2,006)
                                                         ----------     ----------
Retained Earnings, End of Period                         $2,827,580     $2,528,144
                                                         ==========     ==========



Net Income Per Share of Common Stock                     $     0.88     $     0.52
                                                         ==========     ==========

Average Number of Shares Outstanding
  During the Period (In Thousands)                          126,011        125,932
                                                         ==========     ==========

Cash Dividends Paid to Common
  Stockholders                                           $    0.265     $    0.245
                                                         ==========     ==========



Income per share of common stock is based on the average number of common shares outstanding. Stock options do not have a significant dilutive effect on income per share.

*Certain amounts have been reclassified to conform to the 1996 presentation. 1995 share amounts are adjusted to reflect the December 1995 2-for-1 stock split.

                       SAFECO CORPORATION AND SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED CASH FLOWS
                                 (In Thousands)


                                                                  Three Months Ended
                                                                       March 31
                                                                  ------------------
                                                                  1996          1995
                                                                  ----          ----
OPERATING ACTIVITIES:
     Insurance Premiums Received                               $ 603,124     $ 575,147
     Dividends and Interest Received                             267,865       260,815
     Other Operating Receipts                                     44,826        43,719
     Insurance Claims and Policy Benefits Paid                  (530,758)     (444,573)
     Underwriting, Acquisition and Insurance Operating
        Costs Paid                                              (253,703)     (243,241)
     Interest Paid                                                (9,805)      (24,085)
     Other Operating Costs Paid                                  (26,983)      (27,703)
     Income Taxes (Paid) Recovered                               (13,101)        1,146
                                                               ---------     ---------

                  Net Cash Provided by Operating Activities       81,465       141,225
                                                               ---------     ---------

INVESTING ACTIVITIES:
     Purchases of:
        Fixed Maturities Available-for-Sale                     (407,347)     (465,192)
        Fixed Maturities Held-to-Maturity                       (152,249)      (45,375)
        Equities                                                 (49,761)      (53,217)
        Other Investments                                        (32,083)     (220,645)
     Maturities of Fixed Maturities Available-for-Sale           194,860       150,559
     Maturities of Fixed Maturities Held-to-Maturity              10,483         2,724
     Sales of:
        Fixed Maturities Available-for-Sale                      277,070        91,969
        Fixed Maturities Held-to-Maturity                             --            --
        Equities                                                  45,508        43,406
        Other Investments                                         13,014        28,133
     Net Decrease in Short-Term Investments                       20,619        13,124
     Finance Receivables Originated or Acquired                  (77,847)      (84,101)
     Principal Payments Received on Finance Receivables           54,650        53,266
     Other                                                       (16,347)      (13,634)
                                                               ---------     ---------

                  Net Cash Used in Investing Activities         (119,430)     (498,983)
                                                               ---------     ---------

FINANCING ACTIVITIES:
     Funds Received Under Deposit Contracts                      184,994       303,994
     Return of Funds Held Under Deposit Contracts               (191,088)     (179,445)
     Proceeds from Notes and Mortgage Borrowings                      --       198,930
     Repayment of Notes and Mortgage Borrowings                  (49,764)         (645)
     Net Proceeds from Short-Term Borrowings                     115,677        48,944
     Common Stock Reacquired                                      (5,510)       (2,139)
     Dividends Paid to Stockholders                              (33,387)      (30,848)
     Other                                                         2,496         2,278
                                                               ---------     ---------

                  Net Cash Provided by Financing Activities       23,418       341,069
                                                               ---------     ---------

Net Decrease in Cash                                             (14,547)      (16,689)
Cash at the Beginning of Period                                   65,477        63,504
                                                               ---------     ---------
Cash at the End of Period                                      $  50,930     $  46,815
                                                               =========     =========



                                   (continued)

                       SAFECO CORPORATION AND SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED CASH FLOWS
                                 (In Thousands)                      (continued)


                                                            Three Months Ended
                                                                 March 31
                                                            -----------------
                                                            1996         1995
                                                            ----         ----
Net Income                                                $110,703     $ 65,210
                                                          --------     --------

Adjustments to Reconcile Net Income to Net Cash
     Provided by Operating Activities:
        Realized Investment Gain                           (32,723)      (5,278)
        Depreciation and Amortization                       16,344       11,332
        Amortization of Fixed Maturity Investments          (9,458)      (7,661)
        Deferred Income Tax Benefit                         (1,336)      (6,143)
        Interest Expense on Deposit Contracts              114,081      108,333
        Other Adjustments                                     (337)       2,882
        Changes in:
            Losses and Adjustment Expense                  (46,021)      28,984
            Unearned Premiums                               (1,738)       1,190
            Life Policy Liabilities                         (4,285)       1,422
            Accrued Income Taxes                            23,136       17,775
            Accrued Interest on Accrual Bonds               (9,742)      (8,980)
            Accrued Investment Income                       (3,704)       3,956
            Deferred Policy Acquisition Costs                2,812       (3,902)
            Other Assets and Liabilities                   (76,267)     (67,895)
                                                          --------     --------

               Total Adjustments                           (29,238)      76,015
                                                          --------     --------

Net Cash Provided by Operating Activities                 $ 81,465     $141,225
                                                          ========     ========

SAFECO CORPORATION


MANAGEMENT'S DISCUSSION AND ANALYSIS

SAFECO Corporation

Our net income for the first quarter was $110.7 million or $0.88 per share, compared with $0.52 per share for the first quarter of 1995. If we exclude realized gain from investments, our net income was $0.71 per share, compared with $0.49 per share in 1995.


The following summarized financial information sets forth the contributions of each business segment to our consolidated income.


                                                                        THREE MONTHS ENDED
                                                                             MARCH 31
                                                                        1996         1995
                                                              (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
- - -----------------------------------------------------------------------------------------------------
      Income (Loss) before Realized Gain and Income Taxes:
         Property and Casualty Insurance:
            Underwriting Gain (Loss)                                  $  2,095     $(37,376)
            Net Investment Income                                       71,139       72,451
                                                                      --------     --------
               Total Property and Casualty                              73,234       35,075
         Life and Health Insurance                                      32,009       31,814
         Real Estate                                                     2,853        2,464
         Credit                                                          4,057        2,385
         Asset Management                                                2,696        1,653
         Corporate                                                      (2,038)      (2,543)
                                                                      --------     --------

               Total                                                   112,811       70,848
                                                                      --------     --------

      Realized Gain (Loss), before Tax, from:
         Security Investments                                           32,760        5,146
         Real Estate Investments                                           (37)         132
                                                                      --------     --------

               Total                                                    32,723        5,278
                                                                      --------     --------

      Income before Income Taxes                                       145,534       76,126
                                                                      --------     --------

      Provision for Income Taxes on:

         Income before Realized Gain                                    23,614        9,262
         Realized Gain                                                  11,217        1,654
                                                                      --------     --------

               Total                                                    34,831       10,916
                                                                      --------     --------

      Net Income                                                      $110,703     $ 65,210
                                                                      ========     ========

      Net Income Per Share of Common Stock                            $    .88     $    .52
                                                                      ========     ========




Note: Amounts per share are adjusted to reflect the December 1995 2-for-1 stock split.

SAFECO CORPORATION


MANAGEMENT'S DISCUSSION AND ANALYSIS                                 (Continued)

Property and Casualty Insurance

Property and casualty operations for the first quarter of 1996 produced pretax income of $73.2 million before realized gain from investments, compared with $35.1 million a year ago. The company had an underwriting profit of $2.1 million, compared with a loss of $37.4 million for the first quarter last year. First quarter catastrophe claims were $17 million, compared with $46 million for the first quarter of 1995. The prior year amount includes a $25 million increase in the estimated cost of claims from the January, 1994 Northridge earthquake. In the Statement of Consolidated Cash Flows, Net Cash Provided by Operating Activities is lower in the first quarter of 1996 compared with the first quarter of 1995 primarily due to higher claims payments in the first quarter of 1996. These higher claims payments reflect catastrophe losses incurred in 1994 and 1995 and paid in the first quarter of 1996. The combined loss and expense ratio was 99.6 for the quarter, compared with 107.1 a year ago. First quarter investment income was $71.1 million, down 2% compared with the first quarter last year, primarily as a result of the relatively low interest rate environment.

Personal auto, our largest line, reported an underwriting profit of $8.1 million for the first quarter, compared with a profit of $2.8 million in the first quarter a year ago. The average cost of claims continues to increase at less than a 5% annual rate.

Homeowners had an underwriting loss of $21.8 million for the first quarter, compared with a loss of $17.9 million for the first quarter of 1995. Catastrophe claims for this line were $12 million, compared with $15 million during the first quarter a year ago. We continue to pursue additional premium for this coverage through a combination of higher prices and proper insurance to value.

Other personal lines, which provide coverage for earthquake, dwelling fire, inland marine, and boats, produced an underwriting profit of $3.7 million for the quarter. This compares with a $23.2 million loss for the same quarter last year, which included the increase in the estimated cost of the Northridge earthquake.

Commercial lines had a very good first quarter reporting an underwriting profit of $5.8 million. By comparison, commercial lines reported a profit of $4.3 million last quarter and a loss of $3.2 million in the first quarter last year. These strong results reflect our target marketing initiatives, a focus on efficient operations and our ability to deliver value-added services to customers.

Surety continues to produce excellent results for both commercial and contract bond business. The profit for this line was $6.6 million for the first quarter, compared with a profit of $4.8 million for the same quarter a year ago.

Premiums written for the first three months increased 4% over a year ago with personal lines up 5% and commercial lines up 1%.

SAFECO CORPORATION


MANAGEMENT'S DISCUSSION AND ANALYSIS                                 (Continued)

Life and Health Insurance

Our life and health insurance operations produced a pretax profit, before realized gain from investments, of $32.0 million for the first quarter of 1996. This compares with $31.8 million for the same period last year.

The annuity and retirement services lines' combined first quarter earnings were $12.9 million, equivalent to the $12.8 million reported for the first quarter of 1995. Annuity and retirement services assets under management now exceed $9 billion. Group insurance earnings declined to $2.8 million for the first quarter, compared with $3.5 million for the same period last year. The group line continues to be pressured by highly competitive market conditions and fluctuating life and medical claims.

Real Estate

SAFECO Properties' pretax income was $2.9 million for the first quarter of 1996, compared with $2.5 million in 1995 as our retail and medical real estate properties continue to produce solid operating results.

Construction and leasing for our 1.4 million square-foot, mixed-use development in Redmond, Washington is progressing well as we target a spring 1997 opening date. Additionally, we have begun several value enhancement activities on existing properties and are proceeding with development for two new medical real estate properties.

Credit

SAFECO Credit Company produced a pretax profit of $4.1 million for the first quarter of 1996, compared with $2.4 million in the first quarter of 1995. Higher loan and lease outstandings, continued very favorable bad debt experience and relatively stable interest rates were contributing elements to these results. Non-affiliate receivables and operating leases reached $825 million at March 31, 1996, an 11% annualized increase from December, 1995.

SAFECO Credit's summarized financial information is as follows (in thousands):

                                               MARCH 31      DECEMBER 31
                                                 1996           1995
                                               --------      -----------
          Finance Receivables                  $761,417       $741,177
          Others Assets                         196,829        141,873
                                               --------       --------
              Total Assets                     $958,246       $883,050
                                               ========       ========
          Credit Company Borrowings            $728,350       $614,270
          Other Liabilities                     131,220        172,155
                                               --------       --------
              Total Liabilities                $859,570       $786,425
                                               ========       ========

                                             THREE MONTHS ENDED MARCH 31
                                                 1996           1995
                                               --------       --------
          Revenues                             $ 19,848       $ 16,418
          Expenses                               15,791         14,033
                                               --------       --------
          Income before Income Taxes              4,057          2,385
          Provision for Income Taxes              1,451            773
                                               --------       --------
              Net Income                       $  2,606       $  1,612
                                               ========       ========

SAFECO CORPORATION


MANAGEMENT'S DISCUSSION AND ANALYSIS                                 (Continued)


Asset Management

The pretax income from our investment management operations for the first three months of 1996 was $2.7 million, compared with $1.6 million last year. The higher earnings were due to increased assets under management as well as gains from a one-time sale of long-term assets. Assets under management are approximately $3.1 billion, a 16% increase over March 31, 1995.

Additionally, in the first quarter we added three new funds to our no-load mutual fund product line: the SAFECO International Stock Fund, the SAFECO Small Company Stock Fund, and the SAFECO Balanced Fund.

Investment Portfolios

The market value of our consolidated bond portfolio was $721 million in excess of amortized cost at March 31, 1996, down from $1.4 billion at December 31, 1995. This decline reflects the weakness in the bond market during the first quarter as a result of higher interest rates. However, these higher rates will benefit our investment income in the future.

The market value of our equity securities was $549 million in excess of cost at March 31, 1996.

The financial markets were at or near all time highs at year end. Our realized gain from investments was $32.7 million for the quarter. Calls and tenders accounted for more than a third of these gains. Portfolio adjustments to improve asset/liability matching and portfolio yield accounted for the balance.

Stock Purchase Program

In February, 1996, the Board of Directors approved the continuation of the stock purchase program and reauthorized a total accumulation of up to two million shares, about 2% of our issued shares. At April 19, 1996, 115,000 shares have been purchased.

SAFECO CORPORATION


MANAGEMENT'S DISCUSSION AND ANALYSIS                                 (Continued)


Other-- Footnotes

The following additional footnote disclosure relates to new accounting standards.

Nature of Operations and Summary of Significant Accounting Policies -- New Accounting Standards

          In March of 1995, the Financial Accounting Standards Board (FASB) issued Statement 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Statement 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying value. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. Statement 121 is effective for financial statements for fiscal years beginning after December 15, 1995 and SAFECO adopted it in the first quarter of 1996. Adoption did not affect net income.

SAFECO CORPORATION


Part II - Other Information





Item 6.   Exhibits and Reports on Form 8-K

    (a)   Exhibits

          Exhibit 27 Financial Data Schedule. (This exhibit is included only in the electronic EDGAR filing version of this 10-Q. The Financial Data Schedule is not a separate financial statement but a schedule that summarizes certain standard financial information extracted directly from the financial statements in this filing.)


    (b)   Reports on Form 8-K:

          No Forms 8-K were filed or required to be filed for any event during the quarter ended March 31, 1996.