Form 10-Q
period 1996-06-30
SAFECO CORP
filed 1996-08-06
CIK 86104

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                      FOR THE QUARTER ENDED JUNE 30, 1996.

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from _____ to _____.


                         Commission File Number 1-6563.


                               SAFECO CORPORATION
                               ------------------
             (Exact name of registrant as specified in its charter)


                  WASHINGTON                      91-0742146
                  ----------                      ----------
           (State of Incorporation)        (I.R.S. Employer I.D. No.)



                    SAFECO PLAZA, SEATTLE, WASHINGTON  98185
                    ----------------------------------------
                    (Address of principal executive offices)


                                 (206) 545-5000
                                 --------------
              (Registrant's telephone number, including area code)




126,050,278 shares of no par value common stock were outstanding at June 30,
1996


              Indicate by check mark whether the registrant
              (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES[X] NO [ ].

                               SAFECO CORPORATION
- - --------------------------------------------------------------------------------
                        TABLE OF CONTENTS AND SIGNATURES

Part I - Financial Information *                                                                          Page
                                                                                                          ----
     Item 1. Financial Statements:
             Consolidated Balance Sheet,                                                                   3
              June 30, 1996 and December 31, 1995
             Statement of Consolidated Income and Retained Earnings                                        5
              for the Quarters and Six Months Ended June 30, 1996 and 1995
             Statement of Consolidated Cash Flows                                                          6
              for the Six Months Ended June 30, 1996 and 1995

     Item 2. Management's Discussion and Analysis                                                          8

Part II - Other Information

     Item 4. Submission of Matters to a Vote of Security Holders                                          12

     Item 6. Exhibits and Reports on Form 8-K                                                             12

         *The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q. In the opinion of management, they include all adjustments (none of which were other than normal and recurring adjustments) which are necessary for a fair presentation of results for the interim periods. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-K for the year ended December 31, 1995 which has previously been filed with the Commission.

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

                                    SAFECO CORPORATION
                                    ------------------
                                    Registrant

                                    BOH A. DICKEY
                                    ------------------
                                    Boh A. Dickey
                                    Executive Vice President
         Dated August 6, 1996       and Chief Financial Officer

                                    ROD A. PIERSON
                                    ------------------
                                    Rod A. Pierson
                                    Senior Vice President, Secretary, Controller
         Dated August 6, 1996       and Chief Accounting Officer

                     SAFECO CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 (In Thousands)
- - --------------------------------------------------------------------------------

                                                                           June 30         December 31
                   ASSETS                                                   1996              1995
                                                                       -------------     -------------
Investments:

   Fixed Maturities Available-for-Sale, at Market Value
    (Amortized cost:  1996 - $10,817,193; 1995 -$10,853,590)           $  11,258,490     $  11,928,144

   Fixed Maturities Held-to-Maturity, at Amortized Cost
    (Market value:  1996 - $2,418,469; 1995 - $2,388,514)                  2,326,838         2,044,517

   Marketable Equity Securities, at Market Value
    (Cost:  1996 - $613,776; 1995 - $598,130)                              1,184,790         1,119,408

   Mortgage Loans                                                            431,250           416,489

   Real Estate (At cost less accumulated depreciation)                       522,902           498,958

   Policy Loans                                                               57,021            55,925

   Short-Term Investments                                                     56,722            68,808
                                                                       -------------     -------------
         Total Investments                                                15,838,013        16,132,249


Cash                                                                          45,625            65,477

Accrued Investment Income                                                    234,913           234,253

Finance Receivables                                                          774,901           741,177

Premiums and Other Service Fees Receivable                                   474,566           444,618

Other Notes and Accounts Receivable                                           74,128            42,139

Reinsurance Recoverables                                                     152,689           137,284

Deferred Policy Acquisition Costs                                            398,759           356,359

Land, Buildings and Equipment for Company Use                                172,220           170,016
   (At cost less accumulated depreciation)

Other Assets                                                                 180,833           167,872

Separate Account Assets                                                      380,551           276,399
                                                                       -------------     -------------
         TOTAL                                                         $  18,727,198     $  18,767,843
                                                                       =============     =============





                                  (continued)

                      SAFECO CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                  (In Thousands Except Share Amounts(continued)
- - -------------------------------------------------------------------------------

                                                                             June 30          December 31
         LIABILITIES AND STOCKHOLDERS' EQUITY                                  1996              1995*
                                                                          ------------       ------------
Losses and Adjustment Expense                                            $   2,146,327      $   2,207,230
Unearned Premiums                                                              943,196            910,762
Life Policy Liabilities                                                        148,846            154,090
Funds Held Under Deposit Contracts                                           9,285,896          8,756,384
Notes and Mortgages Payable:
   Credit Company Borrowings ($669,300 maturing within one year)               714,200            614,270
   7.875% Notes Due 2005                                                       200,000            200,000
   Other Notes and Mortgages ($25,149 maturing within one year)                234,077            253,275
Other Liabilities                                                              596,998            895,853
Federal and Canadian Income Taxes:
   Current                                                                       2,141             18,000
   Deferred (Includes tax on unrealized appreciation
     of investment securities:
     1996 - $350,885; 1995 - 543,556)                                          303,906            498,934
Separate Account Liabilities                                                   380,551            276,399
                                                                          ------------       ------------
         Total Liabilities                                                  14,956,138         14,785,197
                                                                          ------------       ------------


Prefered Stock, No Par Value:
   Shares Authorized: 10,000,000                                                -                  -
   Shares Issued and Outstanding:  None


Common Stock, No Par Value:
   Shares Authorized: 300,000,000
   Shares Reserved for Options:
     1996 - 3,450,805; 1995 - 3,699,983
   Shares Issued and Outstanding:
     1996 - 126,050,278; 1995 - 125,978,742                                    222,321            217,447
Retained Earnings                                                            2,896,872          2,755,537
Unrealized Appreciation of Investment Securities,
   Net of Tax                                                                  655,677          1,013,494
Unrealized Loss from Foreign Currency Translation,
   Net of Tax                                                                   (3,810)            (3,832)
                                                                          ------------      -------------
         Total Stockholders' Equity                                          3,771,060          3,982,646
                                                                          ------------      -------------

         TOTAL                                                           $  18,727,198      $  18,767,843
                                                                         =============      =============



*Certain amounts have been reclassified to conform to the 1996 presentation.

                      SAFECO CORPORATION AND SUBSIDIARIES
             STATEMENT OF CONSOLIDATED INCOME AND RETAINED EARNINGS
                    (In Thousands Except Per Share Amounts)
- - ------------------------------------------------------------------------------

                                                        Six Months Ended               Three Months Ended
                                                             June 30                        June 30
                                                        ----------------                -----------------
                                                         1996      1995*                1996      1995*
                                                         ----      -----                ----      -----
REVENUES:
   Insurance:
     Property and Casualty Earned Premiums            $ 1,112,382  $ 1,061,101        $  559,753  $   534,671
     Life and Health Premiums and Other Revenues          132,280      134,681            66,596       67,280
                                                      -----------  -----------        ----------  -----------
       Total                                            1,244,662    1,195,782           626,349      601,951
   Real Estate                                             39,595       38,829            21,282       18,928
   Finance                                                 36,575       30,977            18,478       16,085
   Asset Management                                        11,390        8,732             4,909        4,458
   Other                                                   18,713       17,163             9,615        8,307
   Net Investment Income                                  549,842      528,271           275,265      268,920
   Realized Investment Gain                                52,846       20,726            20,123       15,448
                                                      -----------  -----------        ----------  -----------
       Total                                            1,953,623    1,840,480           976,021      934,097
                                                      -----------  -----------        ----------  -----------
EXPENSES:
   Losses, Adjustment Expense and Policy Benefits       1,167,708    1,142,820           587,748      553,321
   Commissions                                            201,367      201,082           104,151      101,464
   Personnel Costs                                        133,319      121,087            66,245       63,317
   Interest                                                35,408       44,717            17,296       24,462
   Dividends to Policyholders                               8,267        8,565             4,247        3,904
   Other                                                  132,519      122,962            69,334       61,241
   Amortization of Deferred Policy Acquisition Costs      206,820      202,436           103,227      101,927
   Deferral of Policy Acquisition Costs                  (216,607)    (212,008)         (115,515)    (108,232)
                                                      -----------  -----------        ----------  -----------
       Total                                            1,668,801    1,631,661           836,733      801,404
                                                      -----------  -----------        ----------  -----------

Income before Income Taxes                                284,822      208,819           139,288      132,693
                                                      -----------  -----------        ----------   ----------
Provision (Benefit) for Federal
   and Canadian Income Taxes
     Current                                               70,355       46,894            34,188       29,835
     Deferred                                              (2,219)      (5,984)             (883)         159
                                                      -----------  -----------        ----------   ----------
       Total                                               68,136       40,910            33,305       29,994
                                                      -----------  -----------        ----------   ----------

Net Income                                                216,686      167,909           105,983      102,699

Retained Earnings, Beginning of Period                  2,755,537    2,495,800         2,827,580    2,528,144
Dividends Declared                                        (69,955)     (64,247)          (36,556)     (33,387)
Common Stock Reacquired                                    (5,396)      (4,290)             (135)      (2,284)
                                                      -----------  -----------        ----------   ----------
Retained Earnings, End of Period                      $ 2,896,872  $ 2,595,172        $2,896,872  $ 2,595,172
                                                      ===========  ===========       ===========  ===========
Net Income Per Share of Common Stock                  $      1.72  $      1.34        $     0.84  $      0.82
                                                      ===========  ===========       ===========  ===========
Average Number of Shares Outstanding
   During the Period (In Thousands)                       126,026      125,948           126,041      125,966
                                                      ===========  ===========       ===========  ===========
Cash Dividends Paid to Common Stockholders            $      0.53  $      0.49       $     0.265  $     0.245
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

                      SAFECO CORPORATION AND SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED CASH FLOWS
                                 (In Thousands)
- - -------------------------------------------------------------------------------

                                                                            Six Months Ended
                                                                                 June 30
                                                                       ------------------------------
                                                                            1996            1995
                                                                       ------------     -------------
OPERATING ACTIVITIES:
   Insurance Premiums Received                                         $  1,234,955     $  1,191,683
   Dividends and Interest Received                                          545,432          530,030
   Other Operating Receipts                                                  84,567           92,007
   Insurance Claims and Policy Benefits Paid                             (1,014,121)        (890,523)
   Underwriting, Acquisition and Insurance Operating Costs Paid            (446,428)        (444,517)
   Interest Paid                                                            (34,394)         (41,564)
   Other Operating Costs Paid                                               (45,672)         (48,754)
   Income Taxes Paid                                                        (86,631)         (34,903)
                                                                       ------------     ------------
           Net Cash Provided by Operating Activities                        237,708          353,459
                                                                       ------------     ------------

INVESTING ACTIVITIES:
   Purchases of:
      Fixed Maturities Available-for-Sale                                  (932,925)        (910,581)
      Fixed Maturities Held-to-Maturity                                    (302,343)         (90,651)
      Equities                                                              (75,246)        (109,216)
      Other Investments                                                     (81,680)        (245,289)
   Maturities of Fixed Maturities Available-for-Sale                        444,514          288,565
   Maturities of Fixed Maturities Held-to-Maturity                           13,518            6,250
   Sales of:
      Fixed Maturities Available-for-Sale                                   497,252          237,734
      Fixed Maturities Held-To-Maturity                                         -                -
      Equities                                                               93,408           85,223
      Other Investments                                                      29,004           46,436
   Net Decrease in Short-Term Investments                                    12,094           31,512
   Finance Receivables Originated or Acquired                              (131,597)        (179,287)
   Principal Payments Received on Finance Receivables                        92,549          108,422
   Other                                                                    (30,094)         (30,289)
                                                                       ------------     ------------

           Net Cash Used in Investing Activities                           (371,546)        (761,171)
                                                                       ------------     ------------

FINANCING ACTIVITIES:
   Funds Received Under Deposit Contracts                                   500,160          543,639
   Return of Funds Held Under Deposit Contracts                            (380,573)        (357,599)
   Proceeds from Notes and Mortgage Borrowings                               15,003          199,001
   Repayment of Notes and Mortgage Borrowings                               (61,920)         (17,131)
   Net proceeds from Short-Term Borrowings                                  110,248           96,445
   Common Stock Reacquired                                                   (5,653)          (4,564)
   Dividends Paid to Stockholders                                           (66,787)         (61,708)
   Other                                                                      3,508            4,184
                                                                       ------------     ------------

           Net Cash Provided by Financing Activities                        113,986          402,267
                                                                       ------------     ------------

Net Decrease in Cash                                                        (19,852)          (5,445)
Cash at the Beginning of Period                                              65,477           63,504
                                                                       ------------     ------------
Cash at the End of Period                                              $     45,625     $     58,059
                                                                       ============     ============

                                  (continued)

                      SAFECO CORPORATION AND SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED CASH FLOWS
                                 (In Thousands)                   (continued)
- - ------------------------------------------------------------------------------

                                                          Six Months Ended
                                                              June 30
                                                        --------------------
                                                          1996        1995
                                                          ----        ----

Net Income                                           $  216,686    $ 167,909
                                                     ----------    ---------

Adjustments to Reconcile Net Income to Net Cash
    Provided by Operating Activities:
       Realized Investment Gain                         (52,846)     (20,726)
       Depreciation and Amortization                     30,994       21,601
       Amortization of Fixed Maturity Investments       (18,913)     (16,031)
       Deferred Income Tax Benefit                       (2,219)      (5,984)
       Interest Expense on Deposit Contracts            224,055      217,864
       Other Adjustments                                    720        6,133
       Changes in:
          Losses and Adjustment Expense                 (60,903)     (17,353)
          Unearned Premiums                              32,434       34,258
          Life Policy Liabilities                        (5,244)       1,964
          Accrued Income Taxes                          (15,859)      11,206
          Accrued Interest on Accrual Bonds             (19,981)     (14,320)
          Accrued Investment Income                        (660)         953
          Deferred Policy Acquisition Costs              (9,368)     (11,285)
          Other Assets and Liabilities                  (81,188)     (22,730)
                                                     ----------    ---------


              Total Adjustments                          21,022      185,550
                                                     ----------    ---------

Net Cash Provided by Operating Activities            $  237,708    $ 353,459
                                                     ==========    =========

SAFECO CORPORATION

MANAGEMENT'S DISCUSSION AND ANALYSIS
- - ------------------------------------------------------------------------------

SAFECO Corporation

Our net income for the first six months of 1996 was $217 million or $1.72 per share, compared with $1.34 per share for 1995. If we exclude realized gain from investments, our income was $1.45 per share, compared with $1.23 per share in 1995.


The following summarized financial information sets forth the contributions of each business segment to our consolidated income.



                                                              SIX MONTHS ENDED         THREE MONTHS ENDED
                                                                  JUNE 30                    JUNE 30
                                                            1996          1995           1996         1995
                                                               (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
- - -------------------------------------------------------------------------------------------------------------------

      Income (Loss) before Realized Gain
      and Income Taxes:
         Property and Casualty Insurance:
            Underwriting Gain (Loss)                    $     6,482   $   (30,438)   $     4,387   $    6,938
            Net Investment Income                           140,777       145,534         69,638       73,083
                                                        -----------   -----------    -----------   ----------
              Total Property and Casualty                   147,259       115,096         74,025       80,021
         Life and Health Insurance                           69,311        66,738         37,302       34,924
         Real Estate                                          6,509         3,755          3,656        1,291
         Credit                                               8,768         5,464          4,711        3,079
         Asset Management                                     3,784         3,207          1,088        1,554
         Corporate                                           (3,655)       (6,167)        (1,617)      (3,624)
                                                        -----------   -----------    -----------   ----------
              Total                                         231,976       188,093        119,165      117,245
                                                        -----------   -----------    -----------   ----------

      Realized Gain (Loss), before Tax, from:
         Security Investments                                52,888        20,249         20,128       15,103
         Real Estate Investments                                (42)          477             (5)         345
                                                        -----------   -----------    -----------   ----------

              Total                                          52,846        20,726         20,123       15,448
                                                        -----------   -----------    -----------   ----------
      Income before Income Taxes                            284,822       208,819        139,288      132,693
                                                        -----------   -----------    -----------   ----------
      Provision for Income Taxes on:
         Income before Realized Gain                         49,892        34,071         26,278       24,809
         Realized Gain                                       18,244         6,839          7,027        5,185
                                                        -----------   -----------    ------------  ----------
              Total                                          68,136        40,910         33,305       29,994
                                                        -----------   -----------    -----------   ----------

      Net Income                                        $   216,686   $   167,909    $   105,983   $  102,699
                                                        ===========   ===========    ===========   ==========

      Net Income Per Share of Common Stock              $      1.72   $      1.34    $       .84   $      .82
                                                        ===========   ===========    ===========   ==========

      Note: Amounts per share are adjusted to reflect the December 1995 2-for-1 stock split.

SAFECO  CORPORATION

MANAGEMENT'S DISCUSSION AND ANALYSIS                                (Continued)
- - --------------------------------------------------------------------------------

Property and Casualty Insurance


Property and casualty operations for the first six months of 1996 produced pretax income of $147.3 million before realized gain from investments, compared with $115.1 million for the first six months last year. The company had an underwriting profit of $6.5 million for the first six months, compared with a loss of $30.4 million for the first six months a year ago. In the second quarter the underwriting profit was $4.4 million, compared with a profit of $6.9 million for the same quarter last year. Catastrophe losses were $40 million for the first six months, compared with $90 million for the first six months of 1995. The 1995 catastrophe losses include $28 million from two Dallas hailstorms and a $25 million increase in the estimated cost of the January 1994 Northridge earthquake. In the Statement of Consolidated Cash Flows, Net Cash Provided by Operating Activities is lower in the first six months of 1996 compared with the first six months of 1995 primarily due to higher claims payments in 1996. These higher claims payments reflect catastrophe losses incurred in 1994 and 1995 and paid in the first six months of 1996, and higher payments of 1996 losses on short-tail lines. The combined loss and expense ratio was 99.4 for the first six months, compared with 102.9 last year. Investment income was $140.8 million, down 3% from a year ago as a result of reduced cash flow, mainly in the first quarter, and calls of higher coupon bonds. The proceeds of these calls were reinvested at significantly lower rates.

Personal auto, our largest line, produced an underwriting profit of $27.9 million for the first six months, compared with a $30.4 million profit for the first six months last year. The profit for the second quarter was $19.8 million. Average loss costs decreased slightly during the first six months due to a decline in both the frequency and severity of auto bodily injury claims.

Homeowners had an underwriting loss of $40.8 million for the first six months, compared with a loss of $39.6 million for the first half of 1995. Weather-related losses, including catastrophe losses, were $66 million for this line, compared with $63 million during the first six months last year. Non-weather related claims, particularly fire and water damage claims, have also increased this year. We continue to pursue additional premiums for this coverage through a combination of higher prices and proper insurance to value.

Other personal lines, which provide coverage for earthquake, dwelling fire, inland marine and boats, produced an underwriting profit of $8.5 million for the first six months. This compares with a $19.1 million loss for the first six months last year which included the increase in the estimated cost of the Northridge earthquake.

Commercial lines continue to produce results that compare favorably with the industry. For the first six months, commercial lines had an underwriting loss of $1.2 million, operating at a combined ratio of 100.4. A year ago, the loss was $11.2 million and the combined ratio was 104.1.

The surety line results were excellent for both contract and commercial bond business. The profit for this line was $11.6 million for the first six months, compared with a profit of $10.9 million for the first six months last year.

Premiums written for the first six months increased 4% over a year ago with personal lines up 5% and commercial lines up 2%.

SAFECO  CORPORATION

MANAGEMENT'S DISCUSSION AND ANALYSIS                                (Continued)
- - -------------------------------------------------------------------------------


Life and Health Insurance

Our life and health companies produced a pretax profit, before realized gain from investments, of $69.3 million for the first six months of 1996, compared with $66.7 million for the same period last year. The second quarter profit was $37.3 million, compared with $34.9 million for the second quarter of 1995.

The annuity and retirement services lines' combined six months earnings were $26.5 million, compared with $28.7 million reported for the first half of 1995. Due to competitive market pressures, we have increased the interest rates credited to our plan holders resulting in reduced profit margins. Group insurance profit was $6.0 million for the first six months, up from the $5.3 million reported for the same period last year. Individual life insurance earnings, for the six months, were $2.8 million, compared with $1.2 million for the first six months of 1995. Recently introduced products combined with new marketing strategies are having a positive effect on our individual life operation.

Real Estate

SAFECO Properties' pretax income was $6.5 million for the first six months of 1996, compared with $3.8 million in 1995. We are very pleased with these record operating results, particularly in view of the difficult retail business environment.

Construction on Redmond Town Center, our 1.4 million square-foot, mixed-use development project in Redmond, Washington is on schedule for a spring 1997 opening. In June we signed a long-term lease to provide up to approximately 600,000 square feet of office space for the new corporate campus of AT&T Wireless. In addition, leasing for the 400,000 square-foot, high fashion retail component of the center is progressing well.

Credit

SAFECO Credit Company produced a record pretax profit of $8.8 million for the first six months of 1996, compared with $5.5 million in the first six months of 1995. Income in the second quarter was $4.7 million, compared with $3.1 million in the second quarter of 1995. Continuing higher loan and lease outstandings, favorable write-off experience and relatively stable short-term interest rates were contributing elements to these results. Non-affiliate receivables and operating leases reached $843 million at June 30, 1996, a 10% annualized increase from December 1995.


SAFECO Credit's summarized financial information is as follows (in thousands):


                                      JUNE 30                 DECEMBER 31
                                        1996                     1995
                                     ----------               ------------
Finance Receivables                   $774,901                   $741,177
Others Assets                          188,770                    141,873
                                      --------                   --------
    Total Assets                      $963,671                   $883,050
                                      ========                   ========

Credit Company Borrowings             $714,200                   $614,270
Other Liabilities                      148,316                    172,155
                                      --------                   --------
    Total Liabilities                 $862,516                   $786,425
                                      ========                   ========


                                            SIX MONTHS ENDED JUNE 30
                                        1996                       1995
                                      ---------                  --------
Revenues                              $  40,404                  $  34,112
Expenses                                 31,636                     28,648
                                      ---------                  ---------
Income before Income Taxes                8,768                      5,464
Provision for Income Taxes                3,130                      1,795
                                      ---------                  ---------
    Net Income                        $   5,638                  $   3,669
                                      =========                  =========

SAFECO CORPORATION


MANAGEMENT'S DISCUSSION AND ANALYSIS                                (Continued)
- - -------------------------------------------------------------------------------


Asset Management

Asset management activities produced a pretax profit of $3.8 million for the first six months of 1996, compared with $3.2 million last year. Assets under management are approximately $3.0 billion, a 12% increase over June 30, 1995.

Investment Portfolios

The market value of our consolidated bond portfolio was $533 million in excess of amortized cost at June 30, 1996, down from $721 million at March 31, 1996 and $1.4 billion at December 31, 1995. The market value of our equity securities was $571 million in excess of cost at June 30, 1996.

Dividend

The second quarter 1996 dividend to common stockholders was paid at the rate of $0.29 per share, reflecting a 9.4% increase over the previous payment.


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

SAFECO  CORPORATION

Part II - Other Information
- - --------------------------------------------------------------------------------


Item 4.  Submission of Matters to a Vote of Security Holders

         The Annual Meeting of Shareholders of SAFECO Corporation was held May 1, 1996. SAFECO shareholders elected five nominees to the Board of Directors by the votes shown below. The terms of all of the nominees elected will expire in 1999 with the exception of Mr. Krippaehne, whose term will expire in 1998. There were no broker non-votes with respect to any of the nominees.

                                                       Votes                 Votes
                                                        For                Withheld
             Phyllis J. Campbell                   115,785,807              1,571,191
             Boh A. Dickey                         116,572,380                784,618
             William P. Gerberding                 116,557,954                799,044
             William W. Krippaehne, Jr.            116,018,766              1,338,232
             Paul W. Skinner                       116,731,430                625,568

         In addition, the shareholders voted to amend Article III of the Corporation's Restated Articles of Incorporation to increase the number of authorized shares of Common Stock from 150,000,000 to 300,000,000. The vote was 109,235,708 "for" adoption of the proposal, 7,484,612 "against" and 636,678 "abstain". There were no broker non-votes with respect to the proposal.

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits:

             Exhibit 3    -  Restated Articles of Incorporation (as amended
                             May 1, 1996).

             Exhibit 27   -  Financial Data Schedule. (This exhibit is
                             included only in the electronic EDGAR filing version on this 10-Q. The Financial Data Schedule is not a separate financial statement but a schedule that summarizes certain standard financial information extracted directly from the financial statements in this filing.)

         (b) Reports on Form 8-K

             No Forms 8-K were filed or required to be filed for any event during the quarter ended June 30, 1996.