Form 10-Q
period 1996-09-30
SAFECO CORP
filed 1996-11-14
CIK 86104

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1996.

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


                                 (206) 545-5000
              (Registrant's telephone number, including area code)




                 126,055,213 shares of no par value common stock
                     were outstanding at September 30, 1996


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES[X] NO [ ].

                               SAFECO CORPORATION
--------------------------------------------------------------------------------
                        TABLE OF CONTENTS AND SIGNATURES



Part I - Financial Information *                                                                         Page
                                                                                                      ------------

     Item 1.  Financial Statements:
              Consolidated Balance Sheet,                                                                  3
                 September 30, 1996 and December 31, 1995
              Statement of Consolidated Income and Retained Earnings                                       5
                 for the Quarters and Nine Months Ended September 30, 1996 and 1995
              Statement of Consolidated Cash Flows                                                         6
                 for the Nine Months Ended September 30, 1996 and 1995

     Item 2.  Management's Discussion and Analysis                                                         8

Part II - Other Information

     Item 6.  Exhibits and Reports on Form 8-K                                                            12

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



                                                   SAFECO CORPORATION
                                                   -----------------------------
                                                   Registrant


                                                   ROD A. PIERSON
                                                   -----------------------------
                                                   Rod A. Pierson
                                                   Senior Vice President
              Dated November 13, 1996              and Chief Financial Officer

                       SAFECO CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 (In Thousands)
--------------------------------------------------------------------------------

                                                                     September 30       December 31
                          ASSETS                                         1996              1995
                                                                     ------------       -----------
Investments:

   Fixed Maturities Available-for-Sale, at Market Value
     (Amortized cost:  1996 - $11,047,129; 1995 -$10,853,590)        $11,560,458        $11,928,144

   Fixed Maturities Held-to-Maturity, at Amortized Cost
     (Market value:  1996 - $2,531,552; 1995 - $2,388,514)             2,438,330          2,044,517

   Marketable Equity Securities, at Market Value
     (Cost:  1996 - $620,613; 1995 - $598,130)                         1,213,647          1,119,408

   Mortgage Loans                                                        444,063            416,489

   Real Estate (At cost less accumulated depreciation)                   547,257            498,958

   Policy Loans                                                           57,958             55,925

   Short-Term Investments                                                 39,522             68,808
                                                                     -----------        -----------

            Total Investments                                         16,301,235         16,132,249


Cash                                                                      57,253             65,477

Accrued Investment Income                                                242,107            234,253

Finance Receivables                                                      812,354            741,177

Premiums and Other Service Fees Receivable                               465,640            444,618

Other Notes and Accounts Receivable                                       55,183             42,139

Federal Income Taxes Recoverable                                             363                  -

Reinsurance Recoverables                                                 161,461            137,284

Deferred Policy Acquisition Costs                                        404,967            356,359

Land, Buildings and Equipment for Company Use
     (At cost less accumulated depreciation)                             171,560            170,016

Other Assets                                                             186,383            167,872

Separate Account Assets                                                  425,193            276,399
                                                                     -----------        -----------

            TOTAL                                                    $19,283,699        $18,767,843
                                                                     ===========        ===========

                                   (continued)

                       SAFECO CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                       (In Thousands Except Share Amounts)           (continued)
--------------------------------------------------------------------------------

                                                                        September 30         December 31
            LIABILITIES AND STOCKHOLDERS' EQUITY                            1996                 1995*
                                                                        ------------         ------------


Losses and Adjustment Expense                                           $  2,108,384         $  2,207,230
Unearned Premiums                                                            971,121              910,762
Life Policy Liabilities                                                      150,105              154,090
Funds Held Under Deposit Contracts                                         9,556,795            8,756,384
Notes and Mortgages Payable:
   Credit Company Borrowings ($711,850 maturing within one year)             756,750              614,270
   7.875% Notes Due 2005                                                     200,000              200,000
   Other Notes and Mortgages ($26,126 maturing within one year)              235,239              253,275
Other Liabilities                                                            625,261              895,853
Federal and Canadian Income Taxes:
   Current                                                                      --                 18,000
   Deferred (Includes tax on unrealized appreciation
     of investment securities:
     1996 - $382,934; 1995 -$543,556)                                        344,892              498,934
Separate Account Liabilities                                                 425,193              276,399
                                                                        ------------         ------------

            Total Liabilities                                             15,373,740           14,785,197
                                                                        ------------         ------------


Preferred Stock, No Par Value:
   Shares Authorized: 10,000,000
   Shares Issued and Outstanding:  None                                         --                   --


Common Stock, No Par Value:
   Shares Authorized: 300,000,000
   Shares Reserved for Options:
     1996 - 3,423,397; 1995 - 3,699,983
   Shares Issued and Outstanding:
     1996 - 126,055,213; 1995 - 125,978,742                                  222,919              217,447
Retained Earnings                                                          2,975,589            2,755,537
Unrealized Appreciation of Investment Securities,
   Net of Tax                                                                715,197            1,013,494
Unrealized Loss from Foreign Currency Translation,
   Net of Tax                                                                 (3,746)              (3,832)
                                                                        ------------         ------------

            Total Stockholders' Equity                                     3,909,959            3,982,646
                                                                        ------------         ------------

            TOTAL                                                       $ 19,283,699         $ 18,767,843
                                                                        ============         ============



*Certain amounts have been reclassified to conform to the 1996 presentation.

                       SAFECO CORPORATION AND SUBSIDIARIES
             STATEMENT OF CONSOLIDATED INCOME AND RETAINED EARNINGS
                     (In Thousands Except Per Share Amounts)
--------------------------------------------------------------------------------

                                                              Nine Months Ended                Three Months Ended
                                                                September 30                      September 30
                                                        ----------------------------      ----------------------------
                                                            1996            1995*            1996             1995*
                                                        -----------      -----------      -----------      -----------
REVENUES:
   Insurance:
     Property and Casualty Earned Premiums               $ 1,688,952      $ 1,605,580      $   576,570      $   544,479
     Life and Health Premiums and Other Revenues             198,972          200,610           66,692           65,929
                                                         -----------      -----------      -----------      -----------
       Total                                               1,887,924        1,806,190          643,262          610,408
   Real Estate                                                57,088           57,127           17,493           18,298
   Finance                                                    55,900           47,939           19,325           16,962
   Asset Management                                           16,545           13,320            5,155            4,588
   Other                                                      28,517           24,657            9,804            7,494
   Net Investment Income                                     830,584          799,792          280,742          271,521
   Realized Investment Gain                                   69,564           43,238           16,718           22,512
                                                         -----------      -----------      -----------      -----------
       Total                                               2,946,122        2,792,263          992,499          951,783
                                                         -----------      -----------      -----------      -----------

EXPENSES:
   Losses, Adjustment Expense and Policy Benefits          1,748,841        1,689,749          581,133          546,929
   Commissions                                               312,561          302,731          111,194          101,649
   Personnel Costs                                           202,514          186,275           69,195           65,188
   Interest                                                   53,907           68,041           18,499           23,324
   Dividends to Policyholders                                 12,246           11,996            3,979            3,431
   Other                                                     195,309          185,382           62,790           62,420
   Amortization of Deferred Policy Acquisition Costs         316,294          305,293          109,474          102,857
   Deferral of Policy Acquisition Costs                     (334,566)        (319,029)        (117,959)        (107,021)
                                                         -----------      -----------      -----------      -----------
       Total                                               2,507,106        2,430,438          838,305          798,777
                                                         -----------      -----------      -----------      -----------

Income before Income Taxes                                   439,016          361,825          154,194          153,006
                                                         -----------      -----------      -----------      -----------

Provision for Federal
   and Canadian Income Taxes:
     Current                                                  99,590           78,051           29,235           31,157
     Deferred                                                  6,754            1,008            8,973            6,992
                                                         -----------      -----------      -----------      -----------
       Total                                                 106,344           79,059           38,208           38,149
                                                         -----------      -----------      -----------      -----------

Net Income                                                   332,672          282,766          115,986          114,857

Retained Earnings, Beginning of Period                     2,755,537        2,495,800        2,896,872        2,595,172
Dividends Declared                                          (106,511)         (97,631)         (36,556)         (33,384)
Common Stock Reacquired                                       (6,109)          (5,944)            (713)          (1,654)
                                                         -----------      -----------      -----------      -----------
Retained Earnings, End of Period                         $ 2,975,589      $ 2,674,991      $ 2,975,589      $ 2,674,991
                                                         ===========      ===========      ===========      ===========

Net Income Per Share of Common Stock                     $      2.64      $      2.25      $      0.92      $      0.91
                                                         ===========      ===========      ===========      ===========

Average Number of Shares Outstanding
   During the Period (In Thousands)                          126,035          125,958          126,052          125,974
                                                         ===========      ===========      ===========      ===========

Cash Dividends Paid to Common Stockholders               $      0.82      $     0.755      $      0.29      $     0.265
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

                       SAFECO CORPORATION AND SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED CASH FLOWS
                                 (In Thousands)
--------------------------------------------------------------------------------

                                                                         Nine Months Ended
                                                                            September 30
                                                                    -----------      -----------
                                                                       1996              1995
                                                                    -----------      -----------
OPERATING ACTIVITIES:
   Insurance Premiums Received                                      $ 1,891,584      $ 1,806,409
   Dividends and Interest Received                                      818,357          793,156
   Other Operating Receipts                                             131,147          127,819
   Insurance Claims and Policy Benefits Paid                         (1,516,853)      (1,366,578)
   Underwriting, Acquisition and Insurance Operating Costs Paid        (625,606)        (611,644)
   Interest Paid                                                        (45,142)         (62,249)
   Other Operating Costs Paid                                           (65,607)         (66,467)
   Income Taxes Paid                                                   (118,213)         (64,766)
                                                                    -----------      -----------

           Net Cash Provided by Operating Activities                    469,667          555,680
                                                                    -----------      -----------

INVESTING ACTIVITIES:
   Purchases of:
      Fixed Maturities Available-for-Sale                            (1,475,640)      (1,440,097)
      Fixed Maturities Held-to-Maturity                                (402,807)        (161,483)
      Equities                                                         (114,599)        (151,437)
      Other Investments                                                (132,845)        (270,636)
   Maturities of Fixed Maturities Available-for-Sale                    571,634          521,397
   Maturities of Fixed Maturities Held-to-Maturity                       14,233           10,493
   Sales of:
      Fixed Maturities Available-for-Sale                               744,479          372,383
      Fixed Maturities Held-to-Maturity                                    --               --
      Equities                                                          136,008          124,955
      Other Investments                                                  42,634          278,448
   Net Decrease in Short-Term Investments                                29,298           22,084
   Finance Receivables Originated or Acquired                          (274,860)        (251,667)
   Principal Payments Received on Finance Receivables                   197,680          175,166
   Other                                                                (44,851)         (46,709)
                                                                    -----------      -----------

           Net Cash Used in Investing Activities                       (709,636)        (817,103)
                                                                    -----------      -----------

FINANCING ACTIVITIES:
   Funds Received Under Deposit Contracts                               821,897          772,396
   Return of Funds Held Under Deposit Contracts                        (575,773)        (528,136)
   Proceeds from Notes and Mortgage Borrowings                           15,003          199,001
   Repayment of Notes and Mortgage Borrowings                           (76,858)        (219,896)
   Net Proceeds from Short-Term Borrowings                              153,772          127,617
   Common Stock Reacquired                                               (6,404)          (6,312)
   Dividends Paid to Stockholders                                      (103,343)         (95,095)
   Other                                                                  3,451            3,684
                                                                    -----------      -----------

           Net Cash Provided by Financing Activities                    231,745          253,259
                                                                    -----------      -----------

Net Decrease in Cash                                                     (8,224)          (8,164)
Cash at the Beginning of Period                                          65,477           63,504
                                                                    -----------      -----------
Cash at the End of Period                                           $    57,253      $    55,340
                                                                    ===========      ===========

                                   (continued)

                       SAFECO CORPORATION AND SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED CASH FLOWS
                                 (In Thousands)                      (continued)
--------------------------------------------------------------------------------

                                                         Nine Months Ended
                                                            September 30
                                                      ------------------------
                                                        1996            1995
                                                      ---------      ---------

Net Income                                            $ 332,672      $ 282,766
                                                      ---------      ---------

Adjustments to Reconcile Net Income to Net Cash
    Provided by Operating Activities:
       Realized Investment Gain                         (69,564)       (43,238)
       Depreciation and Amortization                     46,226         37,772
       Amortization of Fixed Maturity Investments       (28,281)       (26,388)
       Deferred Income Tax Expense                        6,754          1,008
       Interest Expense on Deposit Contracts            340,519        326,083
       Other Adjustments                                  2,014          6,431
       Changes in:
          Losses and Adjustment Expense                 (98,846)       (47,943)
          Unearned Premiums                              60,359         63,989
          Life Policy Liabilities                        (3,985)         3,105
          Accrued Income Taxes                          (18,363)        13,088
          Accrued Interest on Accrual Bonds             (31,532)       (25,163)
          Accrued Investment Income                      (7,854)          (642)
          Deferred Policy Acquisition Costs             (18,059)       (16,985)
          Other Assets and Liabilities                  (42,393)       (18,203)
                                                      ---------      ---------

            Total Adjustments                           136,995        272,914
                                                      ---------      ---------

Net Cash Provided by Operating Activities             $ 469,667      $ 555,680
                                                      =========      =========

SAFECO CORPORATION

MANAGEMENT'S DISCUSSION AND ANALYSIS
--------------------------------------------------------------------------------

SAFECO Corporation

Our net income for the first nine months of 1996 was $333 million or $2.64 per share, compared with $2.25 per share for 1995. If we exclude realized gain from investments, our income was $2.28 per share, compared with $2.03 per share in 1995.


The following summarized financial information sets forth the contributions of each business segment to our consolidated income.

                                                   NINE MONTHS ENDED              THREE MONTHS ENDED
                                                      SEPTEMBER 30                    SEPTEMBER 30
                                                  1996           1995             1996           1995
                                                       (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
-------------------------------------------------------------------------------------------------------
Income (Loss) before Realized Gain
and Income Taxes:
   Property and Casualty Insurance:
        Underwriting Gain (Loss) .......      $  31,877       $  (6,762)      $  25,395       $  23,676
        Net Investment Income ..........        211,179         218,320          70,402          72,786
                                              ---------       ---------       ---------       ---------
             Total Property and Casualty        243,056         211,558          95,797          96,462
   Life and Health Insurance ...........        103,627          98,708          34,316          31,970
   Real Estate .........................          9,693           5,907           3,184           2,152
   Credit ..............................         14,011           8,976           5,243           3,512
   Asset Management ....................          5,175           4,951           1,391           1,744
   Corporate ...........................         (6,110)        (11,513)         (2,455)         (5,346)
                                              ---------       ---------       ---------       ---------

             Total .....................        369,452         318,587         137,476         130,494
                                              ---------       ---------       ---------       ---------
Realized Gain (Loss), before Tax, from:
   Security Investments  ...............         69,622          42,477          16,734          22,228
   Real Estate Investments  ............            (58)            761             (16)            284
                                              ---------       ---------       ---------       ---------

             Total .....................         69,564          43,238          16,718          22,512
                                              ---------       ---------       ---------       ---------

Income before Income Taxes  ............        439,016         361,825         154,194         153,006
                                              ---------       ---------       ---------       ---------
Provision for Income Taxes on:
   Income before Realized Gain  ........         82,166          63,729          32,274          29,658
   Realized Gain .......................         24,178          15,330           5,934           8,491
                                              ---------       ---------       ---------       ---------
             Total .....................        106,344          79,059          38,208          38,149
                                              ---------       ---------       ---------       ---------

Net Income .............................      $ 332,672       $ 282,766       $ 115,986       $ 114,857
                                              =========       =========       =========       =========

Net Income Per Share of Common Stock ...      $    2.64       $    2.25       $     .92       $     .91

Note: Amounts per share are adjusted to reflect the December 1995 2-for-1 stock split.

SAFECO CORPORATION

MANAGEMENT'S DISCUSSION AND ANALYSIS                                 (Continued)
--------------------------------------------------------------------------------

Property and Casualty Insurance

Property and casualty operations for the first nine months of 1996 produced pretax income of $243.1 million before realized gain from investments, compared with $211.6 million for the first nine months last year. The company had an underwriting profit of $31.9 million for the first nine months, compared with a loss of $6.8 million for the first nine months a year ago. In the third quarter the underwriting profit was $25.4 million. This compares with profits of $4.4 million last quarter and $23.7 million for the third quarter last year. Catastrophe losses were $57 million for the first nine months, compared with $111 million for the first nine months of 1995. The prior year catastrophe losses include $42 million for increases in the estimated cost of the January 1994 Northridge earthquake and $28 million from two Dallas hailstorms. In the Statement of Consolidated Cash Flows, Net Cash Provided by Operating Activities is lower in the first nine months of 1996 compared with the first nine months of 1995 primarily due to higher claims payments in 1996. These higher claims payments reflect castastrophe losses incurred in 1994 and 1995 and paid in the first half of 1996, and higher payments of 1996 losses on short-tail lines. The combined loss and expense ratio was 98.1 for the first nine months, compared with 100.4 last year. Investment income was $211.2 million, down 3% from a year ago as a result of the relatively low interest rate environment and the effect of reduced cash flow earlier this year.

Personal auto, our largest line, produced an underwriting profit of $46.1 million for the first nine months, compared with $68.8 million for the first nine months last year. The profit for the third quarter was $18.2 million. Average loss costs increased slightly during the first nine months.

Homeowners had an underwriting loss of $57.3 million for the first nine months, compared with a loss of $38.7 million for the first nine months of 1995. Weather-related losses, including catastrophe losses, were $96 million for this line, compared with $76 million during the first nine months last year. Nonweather-related claims, particularly fire and water damage claims, have also increased this year. We continue to pursue additional premiums for this coverage through a combination of higher prices and proper insurance to value.

Other personal lines, which provide coverage for earthquake, dwelling fire, inland marine and boats, produced an underwriting profit of $13.7 million for the first nine months. This compares with a $32.6 million loss for the first nine months last year which included the increases in the estimated cost of the Northridge earthquake.

Commercial lines continues to produce results that compare very favorably with the industry. For the first nine months, commercial lines had an underwriting profit of $10.3 million, operating at a combined ratio of 97.6. This compares with an underwriting loss of $17.7 million for the first nine months last year and a combined ratio of 104.3.

The surety line continues to experience excellent results for both contract and commercial bond business. The profit for this line was $18.3 million for the first nine months compared with a profit of $16.9 million for the first nine months last year.

Property and casualty premiums written for the first nine months increased 4% over a year ago with personal lines up 5% and commercial lines up 1%.

SAFECO CORPORATION

MANAGEMENT'S DISCUSSION AND ANALYSIS                                 (Continued)
--------------------------------------------------------------------------------

Life and Health Insurance

Our life and health companies produced a pretax profit, before realized gain from investments, of $103.6 million for the first nine months of 1996, compared with $98.7 million for the same period last year. The third quarter profit was $34.3 million, compared with $32.0 million for the third quarter of 1995.

The annuity and retirement services lines' combined nine months earnings were $38.7 million, down from $43.4 million reported for the same period last year. The competitive market and lower interest rates have resulted in reduced profit margins in these operations. Group insurance profit was $10.4 million for the first nine months, up from $7.8 million reported for the same period last year. Individual life insurance earnings for the nine months were $3.6 million, compared to a loss of $0.5 million for the first nine months of 1995. Recently introduced products combined with a new multi-line marketing strategy continue to have a positive effect on our individual life operation.

Real Estate

SAFECO Properties produced record pretax income of $9.7 million for the first nine months of 1996, compared with $5.9 million for 1995 as our retail properties continue to produce solid operating results.

As previously reported, construction and leasing for our 1.4 million square-foot, mixed-use project in Redmond, Washington, is progressing well as we near a spring 1997 opening date. In addition, we recently commenced development on two existing properties that will be transformed from a traditional regional shopping center format to an alternative retail format, with an emphasis in value retailing.

Credit

SAFECO Credit Company produced a record pretax profit of $14.0 million for the first nine months of 1996, compared with $9.0 million in the first nine months of 1995 and $13.3 million for all of 1995. Income in the third quarter was also a record $5.2 million, compared to $3.5 million in the third quarter of 1995 and $4.7 million in the second quarter of 1996. Continuing higher loan and lease outstandings, reduced operating expense ratios, favorable write-off experience and relatively stable short-term interest rates were contributing elements to these results.

Non-affiliate receivables and operating leases reached $881 million at September 30, 1996, a 13% annualized increase from December 1995. Total net receivables surpassed $1 billion during the third quarter.

SAFECO Credit's summarized financial information is as follows (in thousands):

                                         SEPTEMBER 30       DECEMBER 31
                                             1996              1995
                                          ----------        ----------
         Finance Receivables .....        $  812,354        $  741,177
         Others Assets ...........           210,719           141,873
                                          ----------        ----------
             Total Assets ........        $1,023,073        $  883,050
                                          ==========        ==========

         Credit Company Borrowings        $  756,750        $  614,270
         Other Liabilities .......           162,414           172,155
                                          ----------        ----------
             Total Liabilities ...        $  919,164        $  786,425
                                          ==========        ==========

                                       NINE MONTHS ENDED SEPTEMBER 30
                                            1996            1995
                                           -------        -------
         Revenues .................        $61,983        $52,466
         Expenses .................         47,972         43,490
                                           -------        -------
         Income before Income Taxes         14,011          8,976
         Provision for Income Taxes          5,064          2,985
                                           -------        -------
             Net Income ...........        $ 8,947        $ 5,991
                                           =======        =======

SAFECO CORPORATION

MANAGEMENT'S DISCUSSION AND ANALYSIS                                 (Continued)
--------------------------------------------------------------------------------

Asset Management

The pretax income from our asset management activities for the first nine months of 1996 was $5.2 million, compared with $5.0 million last year. Assets under management continue to increase and total $3.2 billion, an increase of 10% over September 30, 1995.

Investment Portfolio

The market value of our consolidated bond portfolio was $607 million in excess of amortized cost at September 30, 1996 compared with $533 million at June 30, 1996 and $1.4 billion at December 31, 1995. The market value of our equity securities was $593 million in excess of cost at September 30, 1996.

Executive Promotions

Boh A. Dickey has been promoted to President and Chief Operating Officer of SAFECO Corporation and Rod A. Pierson has been appointed Chief Financial Officer of SAFECO Corporation effective August 7, 1996. Roger Eigsti continues as Chairman and Chief Executive Officer.

As president and chief operating officer, Dickey has overall responsibility for SAFECO's life insurance subsidiaries and financial operations, including the mutual fund, credit company, real estate, surety, investment and Talbot Financial operations. Dickey, 52, joined SAFECO in 1982 as vice president and controller, becoming chief financial officer in 1989. He was appointed executive vice president in 1992 and elected a director of the corporation in 1993.

Pierson, 48, has been with SAFECO since 1974. In addition to now serving as chief financial officer, he also remains senior vice president, secretary and controller of the corporation. Pierson served as controller of SAFECO's property and casualty subsidiaries from 1984 to 1990 and was appointed senior vice president in 1994.

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

         In June of 1996, the FASB issued Statement 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." Statement 125 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1996, and SAFECO will adopt it in the first quarter of 1997. The FASB is currently considering a one year deferral of the effective date of certain provisions of Statement 125. Statement 125 provides guidance in determining whether a transfer of a financial asset represents a sale or a secured borrowing, as well as the continuing accounting for any servicing assets retained. The Statement also provides guidance relating to extinguishment of liabilities by debtors. Although the impact of the Statement is currently being studied, it is not expected to have a material effect on SAFECO's financial position or results of operations.

SAFECO CORPORATION

Part II - Other Information
--------------------------------------------------------------------------------

Item 6.   Exhibits and Reports on Form 8-K

          (a) Exhibits:

              Exhibit 3    -   Bylaws (as last amended August 7, 1996.)

              Exhibit 10   -   Form of Executive Severance Agreements with
                               Richard E. Zunker and James W. Ruddy dated August
                               30, 1996.

              Exhibit 27   -   Financial Data Schedule. (This exhibit is
                               included only in the electronic EDGAR filing version on this 10-Q. The Financial Data Schedule is not a separate financial statement but a schedule that summarizes certain standard financial information extracted directly from the financial statements in this filing.)

          (b) Reports on Form 8-K

              No Forms 8-K were filed or required to be filed for any event during the quarter ended September 30, 1996.