Form 10-K405
period 1996-12-31
SAFECO CORP
filed 1997-03-28
CIK 86104

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

            [X] Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                   For the fiscal year ended December 31, 1996
                                       or
          [ ] Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                               For the transition
                          period from _____ to _____.

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

                                  206-545-5000
                                   (Telephone)

           Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock, No Par Value
            (126,322,327 shares were outstanding at January 31, 1997)



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


        The aggregate market value of the voting stock held by nonaffiliates of the registrant as of January 31, 1997, was $4,800,000,000.


Documents incorporated by reference:
        Portions of the registrant's 1996 Annual Report to Stockholders are incorporated by reference into Parts I and II. Portions of the registrant's definitive Proxy Statement for the 1997 annual shareholder meeting to be held May 7, 1997, are incorporated by reference into Part III.

PART I            ITEM 1. BUSINESS

                  GENERAL

                  SAFECO Corporation (the Corporation) is a Washington corporation that owns subsidiaries in various segments of insurance and other financially related businesses. The Corporation and its subsidiaries are collectively referred to as "SAFECO." The home offices of the Corporation and its principal subsidiaries are in Seattle and Redmond, Washington. As of December 31, 1996, SAFECO had approximately 7,700 employees.

                  The insurance subsidiaries engage in two principal lines: property and casualty, and life and health insurance. The SAFECO group of property and casualty companies ranked 25th among over 2,400 property and casualty insurers in the United States, based on 1995 statutory net premiums written. In the life and health insurance field, SAFECO Life ranked 51st among life insurance companies doing business in the United States, based on 1995 statutory premiums. All areas of the insurance business are highly competitive and no one insurance company or group of insurers dominates the market.

                  Property and casualty and life and health insurers are subject to regulation and supervision in every jurisdiction where they do business. The nature and extent of such regulation varies, but generally has its source in statutes that delegate regulatory, supervisory and administrative powers to state insurance commissioners. Areas of regulation, supervision and administration include, among other things, solvency standards that insurers must meet and maintain; the licensing of insurers and their agents; the nature of limitations on investments; deposits of securities for the benefit of policyholders; approval of policy forms and premium rates; periodic examination of the affairs of insurance companies; annual and other reports that insurers must file about their financial condition; the amount of dividends that insurers may distribute to a parent corporation; and requirements regarding reserves for unearned premiums and losses. Regulation requires that property and casualty rates be adequate but not excessive nor unfairly discriminatory. See page 29 of the 1996 Annual Report to Stockholders, incorporated herein by reference (Exhibit 13), for more information on regulatory matters.


                  PROPERTY AND CASUALTY INSURANCE OPERATIONS

                  The Corporation's property and casualty subsidiaries include SAFECO Insurance Company of America, General Insurance Company of America, First National Insurance Company of America, SAFECO National Insurance Company, SAFECO Insurance Company of Illinois, SAFECO Lloyds Insurance Company, SAFECO Surplus Lines Insurance Company, F. B. Beattie & Co., Inc., SAFECO Select Insurance Services, Inc., and COMAV Managers, Inc.

                  SAFECO's property and casualty subsidiaries write personal, commercial and surety lines of insurance through independent agents. Coverages include automobile, homeowners, fire and allied lines, workers' compensation, commercial multi-peril, miscellaneous casualty, surety and fidelity. These products are available in nearly all states and the District of Columbia.

                  SAFECO sold its Canadian property and casualty operations in 1991. See page 31 of the 1996 Annual Report to Stockholders for more information.

PART I            ITEM 1. BUSINESS (CONTINUED)

                  Consolidated property and casualty gross premiums written for SAFECO's ten largest states are as follows:

                                      1996                  1995                   1994
                  ---------------------------------------------------------------------------------
                   (Amounts In Thousands)
                                                 % of                   % of                   % of
                    State           Amount      Total      Amount      Total       Amount     Total
                    -----           ------      -----      ------      -----       ------     -----
                  California     $  549,379      22%    $  548,284       23%    $  553,608      24%
                  Washington        389,238      16        388,705       17        376,557      16
                  Texas             183,235       7        163,710        7        152,715       7
                  Oregon            155,444       6        152,477        6        148,300       7
                  Illinois          111,353       5        106,062        5         95,689       4
                  Florida            91,832       4         76,095        3         61,176       3
                  Missouri           79,882       3         73,167        3         68,201       3
                  Georgia            72,647       3         70,535        3         71,619       3
                  Tennessee          66,064       3         58,180        2         54,932       2
                  Montana            57,944       2         58,831        3         51,945       2
                  ---------------------------------------------------------------------------------
                                  1,757,018      71      1,696,046       72      1,634,742      71
                  All Others        706,483      29        670,810       28        643,303      29
                  ---------------------------------------------------------------------------------
                        Total    $2,463,501     100%    $2,366,856      100%    $2,278,045     100%
                  =================================================================================


                  Voluntary personal, commercial and surety lines (which exclude assigned risk, FAIR plans, etc.) made up approximately 70%, 25% and 4%, respectively, of the 1996 gross premiums written. The gross premiums written growth of 4.1% in 1996 resulted from a 4.8% increase in personal, a 2.3% increase in commercial and a 3.1% increase in surety lines. Gross premiums written growth of 3.9% in 1995 comprised a 5.3% increase in personal, a 0.8% decrease for commercial and a 10.9% increase in surety lines.

                  The 1996 growth in personal lines premiums resulted from increases in rates and policies in force. The number of vehicles insured increased 5.3% in 1996, compared with 1.8% in 1995 and 1.3% in 1994. The increase in 1996 came primarily from growth in targeted states east of the Rocky Mountains. The modest growth rates in 1995 and 1994 were caused primarily by rate increases. The number of homes insured increased 2.4% in 1996, 1.2% in 1995 and 2.7% in 1994. This moderate growth rate was the result of rate increases in recent years and the moratorium on writing new homeowners policies in California.

                  SAFECO's commercial lines premiums were affected in both 1996 and 1995 by increased rate competition in workers' compensation -- particularly in California with its open rating system -- and in commercial auto.

                  Surety premiums increased in 1996 and 1995 mainly as a result of acquiring new commercial and contract accounts.

                  Additional financial information about SAFECO's business segments appears in Note 15 on page 68 of the 1996 Annual Report to Stockholders.

PART I            ITEM 1. BUSINESS (CONTINUED)

                  PROPERTY AND CASUALTY LOSS RESERVES

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

                  Loss and adjustment expense reserve development is reviewed on a regular basis to determine that the reserving assumptions and methods are appropriate. Reserves initially determined are compared to the amounts ultimately paid. A statistical estimate of the projected amounts necessary to settle outstanding claims is made regularly and compared to the recorded reserves and adjusted as necessary; such adjustments are included in current operations.

                  The table on page 5 provides an analysis of changes in losses and adjustment expense reserves for 1996, 1995, and 1994 (net of reinsurance amounts). Changes in the reserves are reflected in the income statement for the year when the changes are made. Operations were credited $77.7 million, $59.7 million and $81.3 million in 1996, 1995 and 1994, respectively, as a result of a reduction in the estimated amounts needed to settle prior years' claims.

PART 1            ITEM 1. BUSINESS (CONTINUED)



                  ANALYSIS OF CHANGES IN LOSSES AND ADJUSTMENT EXPENSE RESERVES (NET OF REINSURANCE):

                                                                               1996            1995            1994
                  -------------------------------------------------------------------------------------------------
                  (In Thousands)
                  Losses and Adjustment Expense
                      Reserves at Beginning of Year                     $ 2,070,077     $ 2,092,946     $ 1,995,122
                                                                        -------------------------------------------

                  Incurred Losses and Adjustment Expense for Claims
                    Occurring in the Current Year                         1,658,253       1,586,675       1,609,392
                  Decrease in Estimated Losses and Adjustment
                    Expense for Claims Occurring in Prior Years             (77,744)        (59,699)        (81,325)
                                                                        -------------------------------------------
                  Total Incurred Losses and Adjustment Expense            1,580,509       1,526,976       1,528,067
                                                                        -------------------------------------------

                  Losses and Adjustment Expense Payments for Claims
                    Occurring During:
                       Current Year
                                                                            939,561         856,796         809,722
                       Prior Years                                          755,367         693,049         620,521
                                                                        -------------------------------------------
                  Total Losses and Adjustment Expense Payments            1,694,928       1,549,845       1,430,243
                                                                        -------------------------------------------
                  Losses and Adjustment Expense
                       Reserves at End of Year                          $ 1,955,658     $ 2,070,077     $ 2,092,946
                                                                        ===========================================

                  Reconciliation:

                  Losses and Adjustment Expense Reserves,
                       Net of Reinsurance                               $ 1,955,658     $ 2,070,077     $ 2,092,946
                       Add: Reinsurance Recoverables on Unpaid
                  Losses at End of Year                                     103,412         110,746         143,858
                                                                        -------------------------------------------
                  Losses and Adjustment Expense
                       Reserves at End of Year, Gross of Reinsurance    $ 2,059,070     $ 2,180,823     $ 2,236,804
                                                                        ===========================================


                  The table on page 6 presents the development of the losses and adjustment expense reserves for 1986 through 1996. The top lines of the table show the estimated reserve for unpaid losses and adjustment expense at December 31 for each of the indicated years, both gross and net of related reinsurance amounts. The upper portion of the table shows the cumulative amount paid with respect to the previously recorded reserve as of the end of each succeeding year. The next section shows the re-estimated amount of the previously recorded reserve based on experience as of each succeeding year. The estimate is increased or decreased as more information becomes known about individual claims and as changes in conditions and claim trends become apparent. The lower section of the table shows the cumulative redundancy (deficiency) developed with respect to the previously recorded liability as of the end of each succeeding year. For example, the 1986 reserve of $1,040.3 million developed a $53.8 million deficiency after one year which grew over ten years to a deficiency of $199.3 million. The reserve development deficiencies indicated for 1986 and 1987 were due to the emergence of liabilities for pollution, asbestos and other hazardous toxic claims and related legal expenses and adverse development from the automobile liability and workers' compensation lines due to significant medical inflation and trends in the civil justice system. In this same period, SAFECO's loss adjustment expenses increased rapidly, reflecting higher legal costs and increased litigation.

          ANALYSIS OF LOSSES AND ADJUSTMENT EXPENSE RESERVE DEVELOPMENT


Year Ended December 31                                 1986           1987           1988          1989          1990          1991
------------------------------------------------------------------------------------------------------------------------------------
(In Thousands)
   Reserve for Unpaid
      Losses and Adjustment
      Expenses:

         Gross of Reinsurance                   $ 1,095,163    $ 1,328,495    $ 1,523,554   $ 1,702,458   $ 1,872,144   $ 2,017,348

         Reinsurance                                 54,881         78,975         97,003        75,279        80,683       152,029
                                                -----------------------------------------------------------------------------------

         Net of Reinsurance                     $ 1,040,282    $ 1,249,520    $ 1,426,551   $ 1,627,179   $ 1,791,461   $ 1,865,319
                                                ===================================================================================

      Cumulative Net Amount Paid as of:

                          One Year Later        $   382,274    $   419,522    $   443,056   $   540,198   $   603,027   $   548,875

                         Two Years Later            610,331        677,053        725,684       849,568       914,456       905,725

                       Three Years Later            771,278        848,174        902,480     1,035,024     1,109,436     1,086,502

                        Four Years Later            875,910        936,447      1,010,271     1,149,505     1,221,598     1,207,170

                        Five Years Later            945,436      1,033,741      1,083,462     1,222,050     1,301,116     1,294,434

                         Six Years Later            991,806      1,082,759      1,129,885     1,276,405     1,368,889

                       Seven Years Later          1,029,619      1,119,813      1,169,932     1,323,026

                       Eight Years Later          1,057,329      1,150,953      1,203,440

                        Nine Years Later          1,082,006      1,177,648

                         Ten Years Later          1,100,542


         Net Reserve Re-estimated as of:

                          One Year Later          1,094,095      1,253,870      1,397,704     1,621,873     1,767,404     1,820,737

                         Two Years Later          1,118,222      1,258,193      1,368,128     1,593,554     1,705,835     1,732,844

                       Three Years Later          1,121,243      1,258,017      1,355,793     1,541,434     1,666,124     1,685,958

                        Four Years Later          1,140,282      1,264,839      1,338,568     1,544,767     1,657,170     1,650,683

                        Five Years Later          1,149,075      1,266,261      1,360,496     1,549,861     1,637,543     1,594,920

                         Six Years Later          1,168,725      1,299,601      1,386,746     1,546,875     1,608,542

                       Seven Years Later          1,210,457      1,332,409      1,383,317     1,525,345

                       Eight Years Later          1,240,940      1,328,560      1,373,694

                        Nine Years Later          1,239,903      1,324,452

                         Ten Years Later          1,239,579


Cumulative Net Redundancy (Deficiency) as of:

                          One Year Later            (53,813)        (4,350)        28,847         5,306        24,057        44,582

                         Two Years Later            (77,940)        (8,673)        58,423        33,625        85,626       132,475

                       Three Years Later            (80,961)        (8,497)        70,758        85,745       125,337       179,361

                        Four Years Later           (100,000)       (15,319)        87,983        82,412       134,291       214,636

                        Five Years Later           (108,793)       (16,741)        66,055        77,318       153,918       270,399

                         Six Years Later           (128,443)       (50,081)        39,805        80,304       182,919

                       Seven Years Later           (170,175)       (82,889)        43,234       101,834

                       Eight Years Later           (200,658)       (79,040)        52,857

                        Nine Years Later           (199,621)       (74,932)

                         Ten Years Later           (199,297)





                                                          1992           1993          1994          1995          1996
                                                    -------------------------------------------------------------------
   Reserve for Unpaid
      Losses and Adjustment
      Expenses:

         Gross of Reinsurance                       $ 2,052,334   $ 2,095,187   $ 2,236,804   $ 2,180,823   $ 2,059,070

         Reinsurance                                     89,198       100,065       143,858       110,746       103,412
                                                    -------------------------------------------------------------------

         Net of Reinsurance                         $ 1,963,136   $ 1,995,122   $ 2,092,946   $ 2,070,077   $ 1,955,658
                                                    -------------------------------------------------------------------


      Cumulative Net Amount  Paid as of:

                          One Year Later            $   598,886   $   620,521   $   693,049   $   755,367

                         Two Years Later                913,365       947,647     1,068,327

                       Three Years Later              1,106,033     1,147,611

                        Four Years Later              1,230,585

                        Five Years Later

                         Six Years Later

                       Seven Years Later

                       Eight Years Later

                        Nine Years Later

                         Ten Years Later


         Net Reserve Re-estimated as of:

                          One Year Later              1,866,199     1,913,797     2,033,247     1,992,333

                         Two Years Later              1,782,067     1,818,306     1,902,331

                       Three Years Later              1,712,163     1,716,142

                        Four Years Later              1,642,325

                        Five Years Later

                         Six Years Later

                       Seven Years Later

                       Eight Years Later

                        Nine Years Later

                         Ten Years Later


Cumulative Net Redundancy (Deficiency) as of:

                          One Year Later                 96,937        81,325        59,699        77,744

                         Two Years Later                181,069       176,816       190,615

                       Three Years Later                250,973       278,980

                        Four Years Later                320,811

                        Five Years Later

                         Six Years Later

                       Seven Years Later

                       Eight Years Later

                        Nine Years Later

                         Ten Years Later

PART 1            ITEM 1. BUSINESS (CONTINUED)


                  The table below shows the approximate amounts of adverse reserve development by major category for the calendar years 1986 and 1987, viewed as of December 31, 1996. Note that each year below stands on its own and the years should not be added together. For example, the amount of adverse development recorded in 1987 or subsequent for losses incurred in 1982 is included in the adverse development amounts for both 1986 and 1987 shown below.

                                                                                       1986       1987
                  ------------------------------------------------------------------------------------
                  (In Millions)
                  Environmental, Asbestos, and Other
                       Toxic Claims Including Related
                       Loss Adjustment Expenses                                       $ 131      $ 106

                  Canadian Automobile Liability                                          34         27

                  Workers' Compensation                                                  40         33

                  Loss Adjustment Expense
                       Excluding Environmental,
                       Asbestos and Other Toxic Claims                                   27        (29)

                  Other                                                                 (33)       (62)
                                                                                      ----------------

                  Total Adverse Development as
                       Reported in Table on page 6                                    $ 199      $  75
                                                                                      ================


                  As the trends shown in this table became apparent, SAFECO aggressively increased its reserves to address these deficiencies.

                  For 1988 and subsequent years, SAFECO's reserve development has been favorable. This trend reflects several factors: aggressive reserving previously undertaken to correct deficiencies in years prior to 1988, favorable legislation in workers' compensation, moderation of medical costs and inflation, and claims department changes. The favorable legislation in workers' compensation, which relates primarily to the states of Oregon and California, has helped reduce fraud, allowed for faster claim settlement and made it more difficult to reopen claims -- all of which reduced SAFECO's ultimate loss costs. The cost of claim settlements in several lines of business has benefited from changes in the organization of SAFECO's claims department which has established separate specialized units for workers' compensation, environmental exposures and fraud investigations. In addition, increased focus on adjustment expenses has helped reduce these costs.

                  In evaluating the reserve development table on page 6 and the table above, note that each amount includes the effects of all changes in amounts for prior periods. For example, the amount of the redundancy shown for the December 31, 1995 reserves that relates to losses incurred in 1986 is included in the cumulative redundancy (deficiency) amount for the years 1986 through 1994. Conditions and trends that have affected development of the liability in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future redundancies (deficiencies) based on this table.

PART 1            ITEM 1. BUSINESS (CONTINUED)




                  The impact of reinsurance on the development information presented on page 6 is not significant. The following table summarizes reserve development, gross of reinsurance, for the last three years:

                                                            1993           1994           1995
                  ----------------------------------------------------------------------------
                  (In Thousands)
                  Gross Reserves                      $2,095,187     $2,236,804     $2,180,823
                                                      ========================================

                  Cumulative Development
                       Net of Reinsurance             $  278,980     $  190,615     $   77,744
                  Cumulative Development
                       of Reinsurance Ceded                5,457          3,707          3,557
                                                      ----------------------------------------
                  Cumulative Development
                       Gross of Reinsurance           $  284,437     $  194,322     $   81,301
                                                      ========================================


                  SAFECO's objective is to set reserves which are adequate; that is, the amounts originally recorded as reserves should at least equal the amounts ultimately required to settle losses. Analysis indicates that SAFECO's reserves are adequate and probably slightly redundant at December 31, 1996, 1995 and 1994. Operations were credited $77.7 million, $59.7 million and $81.3 million in 1996, 1995 and 1994, respectively, as a result of reductions in the estimated amounts needed to settle prior years' claims.

                  The property and casualty companies' reserves for losses and adjustment expense for liability coverages related to environmental, asbestos and other toxic claims totaled $102.8 million at December 31, 1996, compared with $107.5 million at December 31, 1995. These amounts do not reflect the effect of reinsurance, which is insignificant. The reserves are approximately 5% of SAFECO's total property and casualty reserves for losses and adjustment expense at both December 31, 1996 and 1995. The reserves include estimates for both reported and IBNR losses and related legal expenses.

                  The vast majority of the environmental, asbestos and other toxic claims incurred by SAFECO's property and casualty subsidiaries come from the general liability line of business. A few of these losses occur in other coverages such as umbrella, small commercial package policies, and personal lines. Approximately 1,100 of these claims were pending at December 31, 1996, computed on an occurrence basis. For the last three years, an average of 411 claims were opened and an average of 416 claims were closed each year. Most of SAFECO's pending environmental claims involve some type of environmental-related coverage dispute. The average settlement cost of each environmental, asbestos and other toxic claim for the last three years was $27,900 including legal expenses, and $16,500 excluding legal expenses.

                  The following table summarizes the components of SAFECO's reserves for environmental, asbestos and other toxic claims at December 31, 1996:


                                                         Loss
                                                   Adjustment
                                            Loss      Expense        Total
                  --------------------------------------------------------
                  (In Thousands)
                  Case                  $ 29,268     $ 11,087     $ 40,355
                  IBNR                    27,500       34,900       62,400
                                        ----------------------------------

                  Total                 $ 56,768     $ 45,987     $102,755
                                        ==================================

PART 1            ITEM 1. BUSINESS (CONTINUED)



                  This table shows the loss reserve activity analysis for liability coverages related to environmental, asbestos and other toxic claims.*

                                                         1996           1995           1994
                  -------------------------------------------------------------------------
                  (In Thousands)
                  Reserves at Beginning of Year     $ 107,510      $ 108,230       $113,410

                  Incurred Losses and
                       Adjustment Expense               4,605          9,323         10,252

                  Losses and Adjustment
                       Expense Payments                (9,360)       (10,043)       (15,432)
                                                    ---------------------------------------

                  Reserves at End of Year           $ 102,755      $ 107,510       $108,230
                                                    =======================================

                  *Amounts are before the effect of reinsurance, which is insignificant.


                  In view of changes in environmental regulations and evolving case law which affect the development of loss reserves, the process of estimating loss reserves for environmental, asbestos and other toxic claims results in imprecise estimates. Quantitative techniques have to be supplemented by subjective considerations and managerial judgment. In view of these conditions, trends that have affected development of these liabilities in the past may not necessarily occur in the future. Although estimation of environmental claims is a difficult process, the reserves established for these claims at December 31, 1996 are believed to be adequate based on the known facts and current law. SAFECO has generally avoided writing coverages for larger companies with substantial exposure in these areas.

                  State regulatory authorities require SAFECO's property and casualty insurance subsidiaries to file annual statements prepared on an accounting basis prescribed or permitted by the state (that is, on a statutory basis). The difference between the $2,059,070 reserve at December 31, 1996, for the losses and adjustment expense reported in the consolidated financial statements in accordance with generally accepted accounting principles (GAAP), and the $1,955,658 reported in the annual statement filed with state regulatory authorities relates to reinsurance recoverables. Under FASB Statement 113, the GAAP-basis liability for losses and adjustment expense is reported gross of amounts recoverable from reinsurance. Statutory-basis financial statements show the liability net of reinsurance.

                  SAFECO's insurance subsidiaries protect themselves from excessive losses by reinsuring on treaty and facultative bases. As noted above, the liability for unpaid losses and adjustment expense is reported gross of reinsurance recoverables of $103.4 million at December 31, 1996, and $110.7 million at December 31, 1995. For 1997, SAFECO's nationwide catastrophe property reinsurance program covers 90% of $400 million of single-event losses in excess of a $100 million retention. This means that in a large catastrophe, SAFECO would retain the first $100 million of losses, 10% of the next $400 million and all losses in excess of $500 million. SAFECO also has an additional earthquake reinsurance contract for 1997 for the states of Washington and Oregon that covers 90% of $100 million of single-event earthquake losses in excess of $500 million. Both of these 1997 catastrophe property reinsurance contracts include provisions for one reinstatement for a second catastrophe event in 1997 at current rates. SAFECO's aggregate coverage limit is higher for 1997 than in prior years and the additional Northwest earthquake coverage was new in 1996.

PART 1            ITEM 1. BUSINESS (CONTINUED)


                  SAFECO's insurance subsidiaries do not enter into retrospective reinsurance contracts or participate in any unusual or nonrecurring reinsurance transactions such as reserve "swaps" or loss portfolio transfers. SAFECO does not use funding covers and does not participate in any surplus relief transactions. None of SAFECO's significant reinsurers are experiencing financial difficulties. For additional information on reinsurance, see Note 5 on page 61 of the 1996 Annual Report to Stockholders.


                  LIFE AND HEALTH INSURANCE OPERATIONS

                  The Corporation's subsidiaries engaged in the life and health insurance business are SAFECO Life Insurance Company, SAFECO National Life Insurance Company, First SAFECO National Life Insurance Company of New York and SAFECO Administrative Services, Inc. (collectively referred to as SAFECO Life). These companies offer individual and group insurance products, retirement services (pension) and annuity products. SAFECO Life markets these products through professional agents in all states and the District of Columbia. The most significant product lines in terms of premium/deposit volume are single premium immediate and deferred annuities, tax-sheltered annuities for the education and nonprofit entities market, corporate retirement plans and excess loss group medical insurance.

                  SAFECO Life reinsures portions of its individual and group life, accident and health insurance through commercial reinsurance treaties, thus providing protection against large risks and catastrophe situations.

                  The pension and annuity products of many life insurance companies have been affected in recent years by general economic conditions, strong returns in the equity markets, rating downgrades, increased competition and decisions by plan sponsors to diversify assets and fund management. SAFECO Life has experienced an increase in the level of withdrawal of funds from its retirement services and annuity business because of scheduled payouts on distribution-type products and the interest rate environment (see Statement of Consolidated Cash Flows on page 44 of the 1996 Annual Report to Stockholders -- Return of Funds Held Under Deposit Contracts). However, SAFECO Life's overall withdrawal experience remains relatively modest, and proceeds from the sale of its fixed income retirement services and annuity products have remained relatively stable. The table on page 11 summarizes the components of "Funds Held Under Deposit Contracts" at December 31, 1996, and describes the applicable surrender charges and surrender experience.

PART 1            ITEM 1. BUSINESS (CONTINUED)



  DETAIL OF SAFECO LIFE INSURANCE COMPANIES' FUNDS HELD UNDER DEPOSIT CONTRACTS
--------------------------------------------------------------------------------


                     Outstanding at                          Range of Credited or                                    Approximate
                        12/31/96      Expected Maturities  Assumed Interest Rates at                                  Surrender
       Product       (In Thousands)     of Liabilities            12/31/96            Surrender Charges               Experience
----------------------------------------------------------------------------------------------------------------------------------

Universal            $   590,176        Approximately 10 - 20    5.25% to 7.15%       Varies by issue age,            7% per annum
Individual                              Years                                         sex and duration from
Life                                                                                  $1 to $58 per $1,000
                                                                                      of insurance

Annuities:
   Structured          4,591,049        Over 25 Years            3.5% to 12.69%       Cannot surrender                Cannot
   Settlement                                                                                                         surrender
   Immediate

   Non-Qualified       1,254,347        Approximately            4.0% to 9.0%         Typically 5% in year 1          8% per annum
   Deferred                             5 - 12 Years                                  graded to 0% in year 6

   Other                   2,884        Approximately            3.57% to 8.39%       None                            5% per annum
                                        7 - 10 Years

Retirement
Services:
   Guaranteed            351,263        Typically                4.85% to 8.48%       Market value adjustment         Less than 1%
   Investment                           2 - 5 Years                                                                   per annum
   Contracts

   Other               3,003,011        Approximately            4.41% to 7.50%       Typically 9% in year 1         11% per annum
   Qualified                            5 - 15 Years                                   graded to 0% in year 9.
   Annuities                                                                           SAFECO has the option to
   and                                                                                 defer payout over 20 quarters
   Deposits                                                                            for about one quarter of
                                                                                       these contracts.
                                                                                       In addition, approximately
                                                                                       $311 million of these
                                                                                       deposits have a market
                                                                                       value adjustment provision


                      ----------
Total                 $9,792,730
                      ==========

PART 1            ITEM 1. BUSINESS (CONTINUED)



                  INVESTMENTS

                  A description of SAFECO's investment portfolio appears on pages 36 - 38 of the 1996 Annual Report to Stockholders. The rest of this section provides additional information about SAFECO's mortgage-backed securities and investment income yields.

                  SAFECO's consolidated investments in mortgage-backed securities of $2.9 billion at market value at December 31, 1996, consist mainly of residential collateralized mortgage obligations (CMOs) and pass-throughs. The life and health portfolio contains virtually all of these securities. Approximately 96% of the mortgage-backed securities are government/agency-backed or AAA rated at December 31, 1996. SAFECO has intentionally limited its investment in riskier, more volatile CMOs (interest only, inverse floaters, and so forth.) to a small amount -- less than 1% of the total.

                  SAFECO Consolidated Holdings of Mortgage-Backed Securities at December 31, 1996:

                                                                                 GAAP Market Value
                                                                              --------------------
                                                                  Amortized
                   Residential CMOs:                                   Cost       Amount         %
                                                                  ---------   ----------     -----
                                                                   (Amounts In Millions)

                          Planned Amortization Class
                                 (PAC) and
                                 Targeted Amortization Class
                                 (TAC) (Fixed Coupon)            $    934.4   $    938.6      32.5%
                          Sequential Pay (SEQ)                        786.7        808.1      28.0
                          Accrual Coupon (Z-Tranche)                  580.9        606.7      21.0
                          Companions/Supports                          21.5         21.6       0.7
                          Principal Only                                0.9          0.9        -
                          Inverse Floaters                              2.8          3.0       0.2
                                                                 ----------   ----------   -------
                                 Subtotal                           2,327.2      2,378.9      82.4
                                                                 ----------   ----------   -------

                  Residential Mortgage-Backed
                  Pass-Throughs (Non-CMOs),all Fixed Coupon:

                          Government/Agency-Backed                      2.1          2.3       0.1
                          Private Issuer                               40.8         40.9       1.4
                                                                 ----------   ----------   -------
                                 Subtotal                              42.9         43.2       1.5
                                                                 ----------   ----------   -------

                  Securitized Commercial
                  Real Estate:
                          Government/Agency-Backed                    282.4        290.3      10.0
                          Pass-Throughs (Non-agency)                   99.3        101.9       3.5
                          CMOs (Non-agency)                            39.6         40.2       1.4
                                                                 ----------   ----------   -------
                                 Subtotal                             421.3        432.4      14.9
                                                                 ----------   ----------   -------

                  Asset-Backed Securities
                  (Non-Real Estate)                                    33.5         33.7       1.2
                                                                 ----------   ----------   -------

                                 Total Mortgaged-Backed
                                 Securities                      $  2,824.9   $  2,888.2     100.0%
                                                                 ==========   ==========   =======

PART 1            ITEM 1. BUSINESS (CONTINUED)


                  This table shows the quality distribution of SAFECO's mortgage-backed security portfolio (GAAP market values):

                                                                Percent at
                   Rating                                December 31, 1996
                   -------------------------------------------------------
                   Government/Agency Backed                             56%
                   AAA                                                  40
                   AA                                                    2
                   A                                                     1
                   BBB                                                   1
                   BB or lower                                           -
                                                                      ----
                               Total                                   100%
                                                                      ====

                  The table below summarizes pretax investment income yields for SAFECO's property and casualty and life and health insurance subsidiaries (calculations are based on GAAP amortized cost):

                                                             1996          1995         1994
                    ------------------------------------------------------------------------
                    Property and Casualty                     6.8%          7.2%         7.3%
                    Life and Health                           8.1%          8.3%         8.3%



                  Investment income yields declined in both portfolios mainly because of the lower interest rate environment in all years shown. The property and casualty decreases also reflect the higher percentage of tax-exempt securities in this portfolio.

PART 1            ITEM 1. BUSINESS (CONTINUED)



                  OTHER OPERATIONS

                  SAFECO's other operations include subsidiaries involved in real estate investment and management (SAFECO Properties Inc. and its subsidiaries Winmar Company, Inc. and SAFECARE Company, Inc.), commercial lending and leasing (SAFECO Credit) and investment management.

                  Winmar Company, Inc., acquired in 1967, invests in and manages real estate properties, primarily retail shopping centers, throughout the United States. Some of the more significant properties are located in or near Louisville, Kentucky; Cleveland and Columbus, Ohio; Albany, Jantzen Beach and Tigard, Oregon; San Antonio, Texas; Burlington, Redmond, Silverdale and Vancouver, Washington; and Milwaukee, Wisconsin. Winmar also offers real estate services, including property management, design and construction management and tenant leasing services.

                  SAFECARE Company, Inc., organized in 1968, invests in medical real estate, primarily skilled nursing facilities.

                  SAFECO Credit Company, Inc., organized in 1969, provides loans and equipment financing and leasing to commercial businesses, including affiliated companies. At December 31, 1996, 14% of the Credit Company's outstanding loans and leases consisted of loans to affiliated SAFECO companies.These affiliate loans are limited to 50% or less of the total loans outstanding.

                  SAFECO Asset Management Company, acquired in 1973, is the investment advisor for SAFECO's mutual funds, variable annuity portfolios and outside pension and trust accounts.

                  SAFECO Securities, Inc., organized in 1967, is the principal underwriter of the SAFECO Mutual Funds, comprising the SAFECO Common Stock Trust, SAFECO Taxable Bond Trust, SAFECO Tax-Exempt Bond Trust, SAFECO Money Market Trust, and the SAFECO Managed Bond Trust. These five trusts are made up of eighteen separate investment portfolios, all of which are sold directly to the public. Thirteen of these portfolios have two additional classes of stock which are sold to the public through broker/dealers.

                  In addition, SAFECO Securities, Inc. is the principal underwriter for the SAFECO Resource Series Trust mutual fund, with five separate investment portfolios. SAFECO Securities is also the principal underwriter for the variable insurance products issued by SAFECO Resource Variable Account B, SAFECO Separate Account SL and SAFECO Separate Account C, all of which are separate accounts of SAFECO Life Insurance Company.

                  SAFECO Services Corporation, organized in 1972, is the transfer agent for SAFECO's mutual funds.

                  SAFECO Trust Company, organized in 1994, provides asset management and trust administrative services to high net worth individuals and unrelated organizations.

                  PNMR Securities, Inc., organized in 1986, is a broker/dealer that distributes affiliated and nonaffiliated mutual funds and variable insurance products through its registered representatives.

                  Talbot Financial Corporation, acquired in 1993, is a broad-based insurance brokerage with a heavy emphasis on the distribution of qualified and nonqualified annuity products and mutual funds through the banking and brokerage arenas.

PART I            ITEM 2. PROPERTIES


                  SAFECO's property and casualty insurance companies lease from General America Corporation (a wholly-owned subsidiary of SAFECO Corporation) its home office building complex located in Seattle, Washington. This complex totals 567,000 gross square feet. A 700-car parking garage is connected to the complex.

                  SAFECO's life and health insurance companies lease from General America Corporation its home office building complex located in Redmond, Washington. This complex totals 232,000 gross square feet.

                  Other buildings owned and occupied include a service facility in Redmond, Washington, as well as regional and branch offices in Fountain Valley, CA; Denver, CO; Atlanta, GA; St. Louis, MO; Cincinnati, OH; Portland, OR; Redmond, WA and Spokane, WA. These buildings comprise 949,000 gross square feet.

                  All other branch and service offices use leased premises comprising 456,000 gross square feet, generally for periods of five years or less.

                  SAFECO Properties, Inc., and its subsidiaries Winmar Company, Inc. and SAFECARE Company, Inc., invest in and manage real estate properties, primarily retail shopping centers throughout the United States. The projects are owned by subsidiaries of Winmar and in conjunction with other investors, and others are leased under long-term leases. See
                  Item 1 on page 14 of this report and Note 13 on page 66 of the 1996 Annual Report to Stockholders for additional information.

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

                  The property and casualty insurance subsidiaries of the Corporation are parties to a number of lawsuits for liability coverages related to environmental claims. Although estimation of environmental claims loss reserves is a difficult process, the reserves established for these claims are believed to be adequate based on the known facts and current law. The loss and adjustment expense with respect to any such lawsuit, or all lawsuits related to a single incident combined, are not expected to be material to the financial condition of SAFECO. See pages 8-9 of Item 1 for more information regarding the liability of such subsidiaries for environmental claims and the process of estimating environmental loss reserves.

                  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of 1996.

PART I            EXECUTIVE OFFICERS OF THE REGISTRANT


                  As of March 28, 1997, these are the names, ages and positions of the executive officers of the Registrant as required by
                  Item 10. No family relationships exist.



                  Roger H. Eigsti      54       Chairman since May 1993. Chief
                                                Executive Officer since January
                                                1992. President from May 1989 to
                                                August 1996. Chief Operating
                                                Officer from 1989 to 1991.
                                                Executive Vice President and
                                                Chief Financial Officer from
                                                1985 to 1989. Director since
                                                1988.

                  Boh A. Dickey        52       President and Chief Operating
                                                Officer since August 1996.
                                                Executive Vice President
                                                from January 1992 to
                                                August 1996. Chief
                                                Financial Officer from May
                                                1989 to August 1996.
                                                Senior Vice President from
                                                1989 to 1991. Secretary
                                                from 1985 to 1991. Vice
                                                President and Controller
                                                from 1982 to 1989.
                                                Director since 1993.

                  Rodney A. Pierson    49       Chief Financial Officer since
                                                August 1996. Senior Vice
                                                President since February
                                                1994. Secretary since
                                                1991. Controller since
                                                1990. Vice President from
                                                1990 to 1994. Vice
                                                President of SAFECO
                                                Property and Casualty
                                                Insurance Companies from
                                                1987 to 1990. Controller
                                                of SAFECO Property and
                                                Casualty Insurance
                                                Companies from 1984 to
                                                1990.

                  James W. Ruddy       47       Senior Vice President since
                                                1992. General Counsel
                                                since 1989. Vice President
                                                from 1989 to 1992.
                                                Associate General Counsel
                                                from 1985 to 1989.

                  Ronald L. Spaulding  53       Treasurer since January
                                                1995. Vice President
                                                of SAFECO Life and
                                                Health Insurance Companies
                                                since 1984.

                  Dan D. McLean        64       President of SAFECO Property and
                                                Casualty Insurance
                                                Companies since January
                                                1993. Senior Vice
                                                President of SAFECO
                                                Property and Casualty
                                                Insurance Companies from
                                                1984 to December 1992 and
                                                Chief Operating Officer of
                                                such companies from
                                                February 1992 to December
                                                1992. He is not an officer
                                                of the Registrant.

                  Richard E. Zunker    58       President of SAFECO Life and
                                                Health Insurance Companies
                                                since 1985. He is not an
                                                officer of the Registrant.

PART II ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS
                  Pages 39 and 69 of the 1996 Annual Report to Stockholders are incorporated herein by reference.

                  ITEM 6. SELECTED FINANCIAL DATA
                  Pages 70 through 73 of the 1996 Annual Report to Stockholders are incorporated herein by reference.

                  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  Pages 27 through 39 of the 1996 Annual Report to Stockholders are incorporated herein by reference.

                  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                  Pages 41 through 69 of the 1996 Annual Report to Stockholders are incorporated herein by reference.

                  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
                  None.

PART III The definitive proxy statement to be filed within 120 days after December 31, 1996, excluding the Annual Report of the Compensation Committee on Executive Compensation appearing on Pages 6 through 12, is incorporated herein by reference to fulfill the requirements of ITEM 10, "DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT" (except for that portion of Item 10 relating to executive officers which appears in Part I of this 10-K), and to fulfill the requirements of ITEM 11, "EXECUTIVE COMPENSATION," ITEM 12, "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT," and ITEM 13, "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

PART IV Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K


                  (a) (1) Financial Statements

                  F-1        Consent of Independent Auditors

                             SAFECO Corporation and Subsidiaries:

                             The following consolidated financial statements of SAFECO Corporation and its subsidiaries, included in the 1996 Annual Report to Stockholders (pages 40 through 69), are incorporated herein by reference:

                                 Consolidated Balance Sheet
                                   December 31, 1996 and 1995

                                 Statement of Consolidated Income
                                   Years Ended December 31, 1996, 1995 and 1994

                                 Statement of Consolidated Cash Flows
                                   Years Ended December 31, 1996, 1995 and 1994

                                 Notes to Consolidated Financial Statements
                                   December 31, 1996

                                 Report of Independent Auditors


                             SAFECO Corporation and Subsidiaries Supplemental
                               Consolidating Information:

                  F-2            Balance Sheet
                                   December 31, 1996 and 1995

                  F-3            Statement of Income
                                   Year Ended December 31, 1996

                  F-4            Statement of Cash Flows
                                   Year Ended December 31, 1996

PART IV ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K (CONTINUED)

             (a) (2) Financial Statement Schedules

             F-5        Schedule I    Summary of Investments Other Than
                                      Investments in Related Parties
                                        December 31, 1996

                        Schedule II Condensed Financial Information of the Registrant (Parent Company
                                      Only):

             F-6                      Balance Sheet
                                        December 31, 1996 and 1995

             F-7                      Statement of Income
                                        Years Ended December 31, 1996, 1995
                                        and 1994

             F-8                      Statement of Cash Flows
                                        Years Ended December 31, 1996, 1995
                                        and 1994

                                      Statement of Changes in Stockholders'
                                      Equity
                                        Years Ended December 31, 1996,
                                        1995 and 1994. (See page 46 of
                                        the 1996 Annual
                                        Report to Stockholders which is
                                        incorporated herein by
                                        reference.)

             F-9        Schedule III  Supplementary Insurance Information
                                        Years Ended December 31, 1996, 1995
                                        and 1994

             F-10       Schedule IV   Reinsurance
                                        Years Ended December 31, 1996,
                                        1995 and 1994

             F-11       Schedule VI   Supplemental Information
                                      Concerning Property/Casualty
                                      Insurance Operations
                                        Years Ended December 31, 1996,
                                        1995 and 1994

                        The following Article 7 schedules are omitted because the information is provided elsewhere in the Annual Report (Form 10-K) or because of the absence of conditions under which they are required:

                        Schedule V

PART IV ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K (CONTINUED)

                  (a) (3) Exhibits

                  F-12       Exhibit Index

                             Exhibit 3 Bylaws (as amended August 7, 1996) filed as Exhibit 3 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

                                           Restated Articles of Incorporation
                                           (as amended May 1, 1996) filed as
                                           Exhibit 3 to Registrant's Quarterly
                                           Report on Form 10-Q for the quarter
                                           ended June 30, 1996.

                             Exhibit 4     SAFECO agrees to furnish the
                                           Securities and Exchange Commission,
                                           upon request, with copies of all
                                           instruments defining rights of
                                           holders of long-term debt of SAFECO
                                           and its consolidated subsidiaries.

                             Exhibit 10 The following management contracts and compensatory plan arrangements:

                                           SAFECO Corporation Deferred
                                           Compensation Plan for Directors filed
                                           as Exhibit 10 to Registrant's Annual
                                           Report on Form 10-K for the fiscal
                                           year ended December 31, 1994.

                                           Executive Severance Agreements with
                                           Roger Eigsti and Boh A. Dickey, each
                                           filed as Exhibit 10 to the
                                           Registrant's Annual Report on Form
                                           10-K for the fiscal year ended
                                           December 31, 1985; and Executive
                                           Severance Agreements with R. E.
                                           Zunker and James W. Ruddy filed as
                                           Exhibit 10 to the Registrant's
                                           Quarterly Report on Form 10-Q for the
                                           quarter ended September 30, 1996.

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

PART IV ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K (CONTINUED)

                  (a) (3) Exhibits

                  F-13       Exhibit 11    Computation of Income Per Share

                  F-14       Exhibit 12    Computation of Ratios

                  F-15       Exhibit 21    Subsidiaries of the Registrant

                             Exhibit 13    1996 Annual Report to Stockholders

                             Exhibit 27 Financial Data Schedule (This exhibit is included only in the electronic EDGAR filing version of this 10-K. The Financial Data Schedule is not a separate financial statement but a schedule that summarizes certain standard financial information extracted directly from the financial statements in this filing.)


                  (b)    Reports on Form 8-K
                  No Forms 8-K were filed or required to be filed for any event during the quarter ended December 31, 1996.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 28th day of March 1997.

                                                 SAFECO CORPORATION
                                                 ------------------------------
                                                 Registrant

                                                 /s/ ROGER H. EIGSTI
                                                 ------------------------------
                                                 Roger H. Eigsti, Chairman and
                                                 Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


      Name                             Title                           Date
-------------------------------------------------------------------------------------
  /s/ ROGER H. EIGSTI                  Chairman and                    March 28, 1997
---------------------------------      Chief Executive Officer
      Roger H. Eigsti


  /s/ BOH A. DICKEY                    President,                      March 28, 1997
---------------------------------      Chief Operating Officer
      Boh A. Dickey                    and Director

  /s/ ROD A. PIERSON                   Senior Vice President,          March 28, 1997
---------------------------------      Chief Financial Officer,
      Rod A. Pierson                   Secretary and Controller


  /s/ PHYLLIS J. CAMPBELL              Director                        March 28, 1997
---------------------------------
      Phyllis J. Campbell


  /s/ ROBERT S. CLINE                  Director                        March 28, 1997
---------------------------------
      Robert S. Cline


  /s/ JOHN W. ELLIS                    Director                        March 28, 1997
---------------------------------
      John W. Ellis


  /s/ WILLIAM P. GERBERDING            Director                        March 28, 1997
---------------------------------
      William P. Gerberding

      Name                             Title                           Date
-------------------------------------------------------------------------------------
/s/   JOSHUA GREEN III                Director                        March 28, 1997
---------------------------------
      Joshua Green III


/s/   WILLIAM W. KRIPPAEHNE, JR.      Director                        March 28, 1997
---------------------------------
      William W. Krippaehne, Jr.


/s/   WILLIAM G. REED, JR.            Director                        March 28, 1997
---------------------------------
      William G. Reed, Jr.


/s/   JUDITH M. RUNSTAD               Director                        March 28, 1997
---------------------------------
      Judith M. Runstad


/s/   PAUL W. SKINNER                 Director                        March 28, 1997
---------------------------------
      Paul W. Skinner


/s/   GEORGE H.WEYERHAEUSER           Director                        March 28, 1997
---------------------------------
      George H. Weyerhaeuser

                                                                         F-1
               CONSENT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS





SAFECO Corporation:

We consent to the incorporation by reference in this Annual Report (Form 10-K) of SAFECO Corporation of our report dated February 14, 1997, included in the 1996 Annual Report to Stockholders of SAFECO Corporation.

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

We also consent to the incorporation by reference in Registration Statement (Form S-8 No. 33-14381) pertaining to the SAFECO Incentive Plan of 1987 of our report dated February 14, 1997, with respect to the consolidated financial statements of SAFECO Corporation incorporated herein by reference, and our report included in the preceding paragraph with respect to the financial statement schedules included in this Annual Report (Form 10-K) of SAFECO Corporation.



                                       ERNST & YOUNG LLP


Seattle, Washington
March 25, 1997

Balance Sheet - Supplemental Consolidating Information, SAFECO CORPORATION AND
SUBSIDIARIES                                                                 F-2
December 31, 1996
--------------------------------------------------------------------------------
(In Thousands)

ASSETS                                                     Property & Casualty    Life & Health   Real Estate  Credit Company
                                                           -------------------------------------------------------------------
Investments:
       Fixed Maturities Available-for-Sale, at Market Value       $ 3,938,339      $  7,857,499      $    -       $       -
       Fixed Maturities Held-to-Maturity, at Amortized Cost               -           2,488,324           -               -
       Marketable Equity Securities, at Market Value                1,196,018            23,137           -               -
       Mortgage Loans                                                   1,779           588,339           -               -
       Real Estate (At cost less accumulated depreciation)                -               4,384       553,846             -
       Policy Loans                                                       -              58,153           -               -
       Short-Term Investments                                          66,152            75,379        12,351             -
                                                           -------------------------------------------------------------------
            Total Investments                                       5,202,288        11,095,215       566,197             -
Cash                                                                   24,019            19,809           889           3,181
Accrued Investment Income                                              76,577           159,809           -             3,317
Finance Receivables (Less unearned finance charges
       and allowance for doubtful accounts)                               -                 -             -           829,045
Loans to Affiliates                                                       -                 -             -           153,249
Premiums and Other Service Fees Receivable                            440,632            12,800         8,188             -
Other Notes and Accounts Receivable                                    12,455            11,288        20,332             247
Reinsurance Recoverables                                              112,280            25,204           -               -
Deferred Policy Acquisition Costs                                     155,643           240,464           -               -
Land, Buildings and Equipment for Company Use
       (At cost less accumulated depreciation)                        141,987             1,353         1,622             470
Other Assets                                                           73,258             7,432         4,111          76,100
Separate Account Assets                                                   -             491,212           -               -
                                                           -------------------------------------------------------------------
            Total                                                 $ 6,239,139      $ 12,064,586      $601,339     $ 1,065,609
                                                           ===================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Losses and Adjustment Expense                                     $ 2,059,070      $     29,156      $    -       $       -
Unearned Premiums                                                     938,054             8,845           -               -
Life Policy Liabilities                                                   -             149,624           -               -
Funds Held Under Deposit Contracts                                        -           9,792,730           -               -
Notes and Mortgages Payable:
       Credit Company Borrowings - Non-Affiliates                         -                 -             -           808,750
       Credit Company Borrowings - Affiliates                             -                 -             -            93,025
       7.875% Notes Due 2005                                              -                 -             -               -
       Other Notes and Mortgages - Non-Affiliates                         -                 -         165,074             -
       Other Notes and Mortgages - Affiliates                             -                 -         235,300             -
Other Liabilities                                                     386,576           210,037        54,622          21,691
Income Taxes:
       Current                                                         (4,837)             (547)       11,247          (1,915)
       Deferred (Includes tax in unrealized appreciation
            of investment securities)                                 253,792           104,166        17,884          37,472
Separate Account Liabilities                                              -             491,212           -               -
                                                           -------------------------------------------------------------------
            Total Liabilities                                       3,632,655        10,785,223       484,127         959,023
                                                           -------------------------------------------------------------------
Common Stock                                                           20,026             6,001             1           1,000
Additional Paid-In Capital                                             56,930            92,311        42,123          27,000
Retained Earnings                                                   1,861,206         1,020,065        75,088          78,586
Unrealized Appreciation of Investment Securities, Net of Tax          671,873           160,986           -               -
Unrealized Loss from Foreign Currency Translation, Net of Tax          (3,551)              -             -               -
                                                           -------------------------------------------------------------------
            Stockholders' Equity                                    2,606,484         1,279,363       117,212         106,586
                                                           -------------------------------------------------------------------
            Total                                                 $ 6,239,139      $ 12,064,586      $601,339     $ 1,065,609
                                                           ===================================================================

                                                                          Other and
                                                                        Eliminations      Consolidated
                                                                      --------------------------------
Investments:
       Fixed Maturities Available-for-Sale, at Market Value                $ 140,405      $ 11,936,243
       Fixed Maturities Held-to-Maturity, at Amortized Cost                      -           2,488,324
       Marketable Equity Securities, at Market Value                          79,654         1,298,809
       Mortgage Loans                                                       (142,130)          447,988
       Real Estate (At cost less accumulated depreciation)                    (4,219)          554,011
       Policy Loans                                                              -              58,153
       Short-Term Investments                                                (47,955)          105,927
                                                                      --------------------------------
            Total Investments                                                 25,755        16,889,455
Cash                                                                           7,600            55,498
Accrued Investment Income                                                      1,101           240,804
Finance Receivables (Less unearned finance charges
       and allowance for doubtful accounts)                                      -             829,045
Loans to Affiliates                                                         (153,249)              -
Premiums and Other Service Fees Receivable                                     5,562           467,182
Other Notes and Accounts Receivable                                           (1,935)           42,387
Reinsurance Recoverables                                                         -             137,484
Deferred Policy Acquisition Costs                                                -             396,107
Land, Buildings and Equipment for Company Use
       (At cost less accumulated depreciation)                                25,856           171,288
Other Assets                                                                  36,310           197,211
Separate Account Assets                                                          -             491,212
                                                                      --------------------------------
            Total                                                          $ (53,000)     $ 19,917,673
                                                                      ================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Losses and Adjustment Expense                                              $     -        $  2,088,226
Unearned Premiums                                                                -             946,899
Life Policy Liabilities                                                          -             149,624
Funds Held Under Deposit Contracts                                               -           9,792,730
Notes and Mortgages Payable:
       Credit Company Borrowings - Non-Affiliates                                -             808,750
       Credit Company Borrowings - Affiliates                                (93,025)              -
       7.875% Notes Due 2005                                                 200,000           200,000
       Other Notes and Mortgages - Non-Affiliates                             59,670           224,744
       Other Notes and Mortgages - Affiliates                               (235,300)              -
Other Liabilities                                                              5,873           678,799
Income Taxes:
       Current                                                                  (436)            3,512
       Deferred (Includes tax in unrealized appreciation
            of investment securities)                                          4,523           417,837
Separate Account Liabilities                                                     -             491,212
                                                                      --------------------------------
            Total Liabilities                                                (58,695)       15,802,333
                                                                      --------------------------------
Common Stock                                                                 198,248           225,276
Additional Paid-In Capital                                                  (218,364)              -
Retained Earnings                                                              7,269         3,042,214
Unrealized Appreciation of Investment Securities, Net of Tax                  18,542           851,401
Unrealized Loss from Foreign Currency Translation, Net of Tax                    -              (3,551)
                                                                      --------------------------------
            Stockholders' Equity                                               5,695         4,115,340
                                                                      --------------------------------
            Total                                                          $ (53,000)     $ 19,917,673
                                                                      ================================

Balance Sheet - Supplemental Consolidating Information, SAFECO CORPORATION AND
SUBSIDIARIES                                                                 F-2
December 31, 1995                                                      Continued
--------------------------------------------------------------------------------
(In Thousands)

                                                                                                                     Credit
ASSETS                                                    Property & Casualty    Life & Health    Real Estate       Company
                                                          -------------------------------------------------------------------
Investments:
       Fixed Maturities Available-for-Sale, at Market Value       $ 4,081,768      $ 7,724,129      $    -          $   -
       Fixed Maturities Held-to-Maturity, at Amortized Cost               -          2,044,517           -              -
       Marketable Equity Securities, at Market Value                  994,704           29,007           -              -
       Mortgage Loans                                                   1,874          553,934           -              -
       Real Estate (At cost less accumulated depreciation)                -              6,260       496,535            -
       Policy Loans                                                       -             55,925           -              -
       Short-Term Investments                                          84,971           74,930         1,206            800
                                                          -----------------------------------------------------------------
            Total Investments                                       5,163,317       10,488,702       497,741            800
Cash                                                                   21,052           35,533          (616)         1,067
Accrued Investment Income                                              79,405          150,916           -            2,892
Finance Receivables (Less unearned finance charges
       and allowance for doubtful accounts)                               -                -             -          741,177
Loans to Affiliates                                                       -                -             -           83,395
Premiums and Other Service Fees Receivable                            418,854           13,060         8,050            -
Other Notes and Accounts Receivable                                    11,729           15,044        15,571          1,010
Reinsurance Recoverables                                              120,628           16,656           -              -
Deferred Policy Acquisition Costs                                     145,868          210,491           -              -
Land, Buildings and Equipment for Company Use
       (At cost less accumulated depreciation)                        140,992            1,010         1,855            586
Other Assets                                                           72,562            7,816         4,435         50,547
Separate Account Assets                                                   -            276,399           -              -
                                                          -----------------------------------------------------------------
            Total                                                 $ 6,174,407      $11,215,627     $ 527,036      $ 881,474
                                                          =================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Losses and Adjustment Expense                                     $ 2,180,823      $    26,407     $     -        $     -
Unearned Premiums                                                     902,553            8,209           -              -
Life Policy Liabilities                                                   -            154,090           -              -
Funds Held Under Deposit Contracts                                        -          8,756,384           -              -
Notes and Mortgages Payable:
       Credit Company Borrowings - Non-Affiliates                         -                -             -          614,270
       Credit Company Borrowings - Affiliates                             -                -             -          126,605
       7.875% Notes Due 2005                                              -                -             -              -
       Other Notes and Mortgages - Non-Affiliates                         -                -         198,407            -
       Other Notes and Mortgages - Affiliates                             -                -         161,046            -
Other Liabilities                                                     418,772          435,333        27,187         16,569
Income Taxes:
       Current                                                          2,143           13,363         2,474         (1,534)
       Deferred (Includes tax in unrealized appreciation of
            investment securities)                                    239,505          196,829        25,714         28,939
Separate Account Liabilities                                              -            276,399           -              -
                                                          -----------------------------------------------------------------
            Total Liabilities                                       3,743,796        9,867,014       414,828        784,849
                                                          -----------------------------------------------------------------
Common Stock                                                           20,026            6,001             1          1,000
Additional Paid-In Capital                                             56,930           92,311        42,123         27,000
Retained Earnings                                                   1,689,261          929,238        70,084         68,625
Unrealized Appreciation of Investment Securities, Net of Tax          668,226          321,063           -              -
Unrealized Loss from Foreign Currency Translation, Net of Tax          (3,832)             -             -              -
                                                          -----------------------------------------------------------------
            Stockholders' Equity                                    2,430,611        1,348,613       112,208         96,625
                                                          -----------------------------------------------------------------
            Total                                                 $ 6,174,407      $11,215,627     $ 527,036      $ 881,474
                                                          =================================================================



                                                                       Other and
                                                                    Eliminations      Consolidated
                                                                   -------------------------------
Investments:
       Fixed Maturities Available-for-Sale, at Market Value            $ 122,247      $ 11,928,144
       Fixed Maturities Held-to-Maturity, at Amortized Cost                  -           2,044,517
       Marketable Equity Securities, at Market Value                      95,697         1,119,408
       Mortgage Loans                                                   (139,319)          416,489
       Real Estate (At cost less accumulated depreciation)                (3,837)          498,958
       Policy Loans                                                          -              55,925
       Short-Term Investments                                            (93,099)           68,808
                                                                   -------------------------------
            Total Investments                                            (18,311)       16,132,249
Cash                                                                       8,441            65,477
Accrued Investment Income                                                  1,040           234,253
Finance Receivables (Less unearned finance charges
       and allowance for doubtful accounts)                                  -             741,177
Loans to Affiliates                                                      (83,395)              -
Premiums and Other Service Fees Receivable                                 4,654           444,618
Other Notes and Accounts Receivable                                       (1,215)           42,139
Reinsurance Recoverables                                                     -             137,284
Deferred Policy Acquisition Costs                                            -             356,359
Land, Buildings and Equipment for Company Use
       (At cost less accumulated depreciation)                            25,573           170,016
Other Assets                                                              32,512           167,872
Separate Account Assets                                                      -             276,399
                                                                   -------------------------------
            Total                                                      $ (30,701)     $ 18,767,843
                                                                   ===============================
LIABILITIES AND STOCKHOLDERS' EQUITY
Losses and Adjustment Expense                                                 $-      $  2,207,230
Unearned Premiums                                                            -             910,762
Life Policy Liabilities                                                      -             154,090
Funds Held Under Deposit Contracts                                           -           8,756,384
Notes and Mortgages Payable:
       Credit Company Borrowings - Non-Affiliates                            -             614,270
       Credit Company Borrowings - Affiliates                           (126,605)              -
       7.875% Notes Due 2005                                             200,000           200,000
       Other Notes and Mortgages - Non-Affiliates                         54,868           253,275
       Other Notes and Mortgages - Affiliates                           (161,046)              -
Other Liabilities                                                         (2,008)          895,853
Income Taxes:
       Current                                                             1,554            18,000
       Deferred (Includes tax in unrealized appreciation of
            investment securities)                                         7,947           498,934
Separate Account Liabilities                                                 -             276,399
                                                                   -------------------------------
            Total Liabilities                                            (25,290)       14,785,197
                                                                   -------------------------------
Common Stock                                                             190,419           217,447
Additional Paid-In Capital                                              (218,364)              -
Retained Earnings                                                         (1,671)        2,755,537
Unrealized Appreciation of Investment Securities, Net of Tax              24,205         1,013,494
Unrealized Loss from Foreign Currency Translation, Net of Tax                -              (3,832)
                                                                   -------------------------------
            Stockholders' Equity                                          (5,411)        3,982,646
                                                                   -------------------------------
            Total                                                      $ (30,701)     $ 18,767,843
                                                                   ===============================

Statement of Income - Supplemental Consolidating Information                 F-3
SAFECO CORPORATION AND SUBSIDIARIES
Year Ended December 31, 1996
--------------------------------------------------------------------------------
(In Thousands)

                                                           Property &                                     Other and
                                                             Casualty    Life & Health   Real Estate   Eliminations    Consolidated
                                                          -------------------------------------------------------------------------
REVENUES
        Insurance:
            Property and Casualty Earned Premiums         $ 2,275,364       $      -        $    -         $    -       $ 2,275,364
            Life and Health Premiums and Other Revenues           -            265,924           -              -           265,924
                                                          -------------------------------------------------------------------------
                Total                                       2,275,364          265,924           -              -         2,541,288
        Real Estate                                               -                -          79,924            -            79,924
        Finance                                                   -                -             -           75,699          75,699
        Asset Management                                          -                -             -           23,216          23,216
        Other                                                     -                -             -           38,458          38,458
        Net Investment Income                                 281,580          836,715           -           (1,561)      1,116,734
        Realized Investment Gain                               64,738           10,534        (2,611)        17,389          90,050
                                                          -------------------------------------------------------------------------
                Total                                       2,621,682        1,113,173        77,313        153,201       3,965,369
                                                          -------------------------------------------------------------------------

EXPENSES
        Losses, Adjustment Expense and Policy Benefits      1,580,509          782,213           -              -         2,362,722
        Commissions                                           341,990           73,680           -              -           415,670
        Personnel Costs                                       168,806           49,424        13,501         40,602         272,333
        Interest                                                  -                -          22,132         50,234          72,366
        Dividends to Policyholders                             16,221              -             -              -            16,221
        Other                                                 139,157           67,415        31,239         26,334         264,145
        Amortization of Deferred Policy Acquisition Costs     391,210           35,652           -              -           426,862
        Deferral of Policy Acquisition Costs                 (400,985)         (42,426)          -              -          (443,411)
                                                          -------------------------------------------------------------------------
                Total                                       2,236,908          965,958        66,872        117,170       3,386,908
                                                          -------------------------------------------------------------------------

Income Before Income Taxes                                    384,774          147,215        10,441         36,031         578,461
                                                          -------------------------------------------------------------------------
Provision (Benefit) for Income Taxes:
        Current                                                59,159           58,276        11,856          4,187         133,478
        Deferred                                               12,170           (6,468)       (7,830)         8,160           6,032
                                                          -------------------------------------------------------------------------
                Total                                          71,329           51,808         4,026         12,347         139,510
                                                          -------------------------------------------------------------------------

Net Income                                                $   313,445      $    95,407      $  6,415      $  23,684     $   438,951
                                                          =========================================================================

Statement of Cash Flows - Supplemental Consolidating Information             F-4
SAFECO CORPORATION AND SUBSIDIARIES
Year Ended December 31, 1996
--------------------------------------------------------------------------------
(In Thousands)

                                                                  Property &                                Other and
                                                                    Casualty  Life & Health  Real Estate Eliminations  Consolidated
                                                                 ------------------------------------------------------------------
OPERATING ACTIVITIES
     Insurance Premiums Received                                 $ 2,297,440    $   216,802    $      -     $      -    $ 2,514,242
     Dividends and Interest Received                                 277,933        755,325       2,112       68,223      1,103,593
     Other Operating Receipts                                            -           25,798      73,165       73,961        172,924
     Insurance Claims and Policy Benefits Paid                    (1,695,463)      (302,955)        -            -       (1,998,418)
     Underwriting, Acquisition and Insurance Operating
           Costs Paid                                               (629,712)      (183,234)        -         11,215       (801,731)
     Interest Paid                                                       -              -       (20,570)     (48,966)       (69,536)
     Other Operating Costs Paid                                          -              -       (27,223)     (61,399)       (88,622)
     Income Taxes Paid                                               (68,269)       (72,186)     (3,270)      (4,394)      (148,119)
                                                                 ------------------------------------------------------------------
                 Net Cash Provided by Operating Activities           181,929        439,550      24,214       38,640        684,333
                                                                 ------------------------------------------------------------------
INVESTING ACTIVITIES
     Purchases of:
           Fixed Maturities Available-for-Sale                      (475,661)    (1,544,998)        -        (58,884)    (2,079,543)
           Fixed Maturities Held-to-Maturity                             -         (473,206)        -            -         (473,206)
           Equities                                                 (137,739)          (799)        -        (16,399)      (154,937)
           Other Investments                                             -         (120,150)    (99,280)      29,618       (189,812)
     Maturities of Fixed Maturities Available-for-Sale               239,849        466,509         -          3,296        709,654
     Maturities of Fixed Maturities Held-to-Maturity                     -           21,694         -            -           21,694
     Sales of:
           Fixed Maturities Available-for-Sale                       223,870        721,229         -         34,848        979,947
           Fixed Maturities Held-to-Maturity                             -           13,316         -            -           13,316
           Equities                                                  124,923         10,596         -         46,198        181,717
           Other Investments                                              95         82,257      50,352      (31,730)       100,974
     Net (Increase) Decrease in Short-Term Investments                18,819           (482)    (11,144)     (39,264)       (32,071)
     Finance Receivables Originated or Acquired                          -              -           -       (378,690)      (378,690)
     Principal Payments Received on Finance Receivables                  -              -           -        291,981        291,981
     Other                                                           (30,464)        (1,968)       (556)     (36,263)       (69,251)
                                                                 ------------------------------------------------------------------
                 Net Cash Used in Investing Activities               (36,308)      (826,002)    (60,628)    (155,289)    (1,078,227)
                                                                 ------------------------------------------------------------------
FINANCING ACTIVITIES
     Funds Received Under Deposit Contracts                              -        1,148,590         -            -        1,148,590
     Return of Funds Held Under Deposit Contracts                        -         (765,480)        -            -         (765,480)
     Proceeds from Notes and Mortgage Borrowings                         -              -        74,850      (34,650)        40,200
     Repayment of Notes and Mortgage Borrowings                          -              -      (104,367)      (3,100)      (107,467)
     Net Proceeds from (Repayment of) Short-Term Borrowings           (3,654)        (7,802)     69,169      155,845        213,558
     Common Stock Reacquired                                             -              -           -         (9,571)        (9,571)
     Dividends Paid to Stockholders                                 (139,000)        (4,580)     (1,348)       5,030       (139,898)
     Other                                                               -              -          (385)       4,368          3,983
                                                                 ------------------------------------------------------------------
                 Net Cash Provided by (Used in) Financing
                  Activities                                        (142,654)       370,728      37,919      117,922        383,915
                                                                 ------------------------------------------------------------------
     Net (Decrease) Increase in Cash                                   2,967        (15,724)      1,505        1,273         (9,979)
     Cash at the Beginning of Year                                    21,052         35,533        (616)       9,508         65,477
                                                                 ------------------------------------------------------------------
     Cash at the End of the Year                                 $    24,019    $    19,809   $     889    $  10,781    $    55,498
                                                                 ==================================================================

Summary of Investments Other Than Investments in Related Parties             F-5
SAFECO CORPORATION AND SUBSIDIARIES                                   Schedule I
December 31, 1996
--------------------------------------------------------------------------------
(In Thousands)

                                                                                      Amount at Which
                                                                                         Shown in the
Type of Investment                                                 Cost  Market Value   Balance Sheet
-----------------------------------------------------------------------------------------------------
Fixed Maturities Available-for-Sale
      Bonds:
           United States Government and Government
                 Agencies and Authorities                   $ 1,123,418   $ 1,168,681     $ 1,168,681
           States, Municipalities and Political
                 Subdivisions                                 3,036,139     3,383,899       3,383,899
           Mortgage-Backed Securities                         2,533,036     2,588,641       2,588,641
           Foreign Governments                                  204,765       249,238         249,238
           Public Utilities                                   2,042,580     2,158,581       2,158,581
           Convertibles and Bonds
                 with Warrants Attached                          20,300        21,721          21,721
           All Other Corporate Bonds                          2,119,053     2,168,663       2,168,663
      Redeemable Preferred Stocks                               191,238       196,819         196,819
                                                            -----------------------------------------

                        Total Fixed Maturities Classified
                          as Available-for-Sale (1)          11,270,529   $11,936,243      11,936,243
                                                            -----------------------------------------

Fixed Maturities Held-to-Maturity
      Bonds:
           United States Government and Government
                 Agencies and Authorities                       244,686   $   273,848         244,686
           States, Municipalities and Political
                 Subdivisions                                   103,075       106,209         103,075
           Mortgage-Backed Securities                           291,868       299,571         291,868
           Foreign Governments                                  148,300       172,703         148,300
           Public Utilities                                     545,249       589,099         545,249
           All Other Corporate Bonds                          1,155,146     1,228,574       1,155,146
                                                            -----------------------------------------

                        Total Fixed Maturities Classified
                          as Held-to-Maturity (1)             2,488,324   $ 2,670,004       2,488,324
                                                            -----------------------------------------

Equity Securities
      Common Stocks:
           Public Utilities                                      57,337   $    97,599          97,599
           Banks, Trust and Insurance Companies                  45,569       157,208         157,208
           Industrial, Miscellaneous and All Other              445,453       914,579         914,579
      Non-Redeemable Preferred Stocks                            93,482       129,423         129,423
                                                            -----------------------------------------
                        Total Equity Securities                 641,841   $ 1,298,809       1,298,809
                                                            -----------------------------------------

Other
      Mortgage Loans on Real Estate (1)                         447,988                       447,988
      Real Estate (Net of depreciation) (1)                     554,011                       554,011
      Policy Loans                                               58,153                        58,153
      Short-Term Investments                                    105,927                       105,927
                                                            -----------------------------------------
                        Total Other                           1,166,079                     1,166,079
                                                            -----------------------------------------
                              Total Investments             $15,566,773                   $16,889,455
                                                            ===========                   ===========

(1) The carrying value of investments in fixed maturities, mortgage loans and real estate that have not produced income for the last twelve months is less than one percent of the total of such investments at December 31, 1996.

Balance Sheet                                                                F-6
SAFECO CORPORATION                                                   Schedule II
(Parent Company Only)

December 31                                                         1996          1995
--------------------------------------------------------------------------------------
(In Thousands Except Share Amounts)
ASSETS
Investments:
     Stock of Subsidiaries - At Cost Plus Equity in
          Undistributed Earnings Since Acquisition
          (Includes unrealized appreciation of
          investment securities, net of
          tax, held by subsidiaries)                          $4,168,957   $4,042,909
     Fixed Maturities Available-for-Sale,
          at Market Value
          (Amortized cost: 1996 - $108,341; 1995 - $78,798)      108,589       80,996
     Marketable Equity Securities, at Market Value
          (Cost: 1996 - $41,960; 1995 - $62,856)                  64,372       88,628
     Notes Receivable - SAFECO Credit, due 2002                   15,000       15,000
     Short-Term Investments                                        5,305        9,005
     Other Security Investments - At Cost                            -            763
                                                              -----------------------
               Total Investments                               4,362,223    4,237,301

Cash                                                                 223          115

Dividends Receivable
     from Affiliated Companies                                    37,400       34,837

Accounts Receivable
     from Affiliated Companies                                     9,530        1,058

Income Taxes - Current                                             1,580          -

Other Assets                                                       6,333        8,505
                                                              -----------------------

               Total                                          $4,417,289   $4,281,816
                                                              =======================

                                                                1996           1995
-----------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
     Accounts Payable from Affiliated Companies         $      1,751          $ -
     Accounts and Interest Payable                             4,471          4,423
     Income Taxes:
          Current                                                -              544
          Deferred                                             9,095         10,816
     Dividends Payable to Stockholders                        36,632         33,387
     Medium-Term Notes Due 2002                               50,000         50,000
     7.875% Notes Due 2005                                   200,000        200,000
                                                        ---------------------------
               Total Liabilities                             301,949        299,170
                                                        ---------------------------


     Preferred Stock, No Par Value:
          Shares Authorized: 10,000,000
          Shares Issued and Outstanding: None
     Common Stock, No Par Value:
          Shares Authorized: 300,000,000
          Shares Reserved for Options:
               1996 - 3,344,751; 1995 - 3,699,983
          Shares Issued and Outstanding:
               1996 - 126,308,237; 1995 - 125,978,742        225,276        217,447
     Retained Earnings                                     3,042,214      2,755,537
     Unrealized Appreciation of Investment
          Securities, Net of Tax                             851,401      1,013,494
     Unrealized Loss from Foreign Currency
          Translation, Net of Tax                             (3,551)        (3,832)
                                                        ---------------------------
               Stockholders' Equity                        4,115,340      3,982,646
                                                        ---------------------------

               Total                                    $  4,417,289    $ 4,281,816
                                                        ===========================

Statement of Income                                                          F-7
SAFECO CORPORATION                                                   Schedule II
(Parent Company Only)


Year Ended December 31                                          1996         1995         1994
----------------------------------------------------------------------------------------------
(In Thousands)
REVENUES
       Dividends -Non-Affiliates                           $   3,412    $   5,239    $   6,746
       Interest  -Affiliates                                   1,456          858           58
                 -Others                                       6,061       11,370        5,035
       Equity in Loss of Unconsolidated Affiliate               (891)        (969)        (211)
       Realized Gain from Security Investments                17,289        6,628        2,685
                                                           -----------------------------------
             Total                                            27,327       23,126       14,313
                                                           -----------------------------------

EXPENSES
       Interest                                               19,322       30,701       25,072
       Other                                                     629          638          638
                                                           -----------------------------------
             Total                                            19,951       31,339       25,710
                                                           -----------------------------------

Income (Loss) Before Income Taxes                              7,376       (8,213)     (11,397)
Provision (Benefit) for Income Taxes
        (Includes provision on realized gain:
       1996 - $6,051; 1995 - $2,320; 1994 - $940)             (1,786)       4,099        5,806
                                                           -----------------------------------

Income (Loss) Before Equity in Earnings
       of Subsidiaries                                         5,590       (4,114)      (5,591)
Equity in Earnings of Subsidiaries
       (Includes dividends accrued and received)             433,361      403,073      319,965
                                                           -----------------------------------

             Consolidated Net Income                       $ 438,951    $ 398,959    $ 314,374
                                                           ===================================


Dividends Accrued and Received From Subsidiaries (Cash):
       SAFECO Insurance Company of America                 $  75,000    $  69,000    $  78,000
       General Insurance Company of America                   45,500       45,000       56,000
       First National Insurance Company of America             4,000        4,000        6,000
       SAFECO National Insurance Company                       5,000        3,500        4,000
       SAFECO Insurance Company of Illinois                   12,000       10,000        6,000
       SAFECO Life Insurance Company                           4,000        4,000        4,000
       SAFECO Administrative Services, Inc.                      580          588          720
       SAFECO Properties, Inc.                                 1,411        1,534        4,043
       SAFECO Credit Company, Inc.                             2,216        1,840        1,508
       SAFECO Asset Management Company                           -          1,000        2,000
                                                           -----------------------------------

             Total                                         $ 149,707    $ 140,462    $ 162,271
                                                           ===================================

Statement of Cash Flows                                                      F-8
SAFECO CORPORATION                                                   Schedule II
(Parent Company Only)

Year Ended December 31                                          1996         1995         1994
----------------------------------------------------------------------------------------------
(In Thousands)
OPERATING ACTIVITIES
      Dividends and Interest Received -Affiliates          $ 148,600    $ 138,886    $ 128,868
                                      -Others                 11,062       16,438       11,447
      Interest Paid                                          (19,322)     (33,034)     (25,317)
      Other Operating Costs Paid                                (283)      (1,635)      (1,330)
      Income Taxes (Paid) Received                            (2,125)       5,588        4,399
                                                           -----------------------------------
               Net Cash Provided By Operating Activities     137,932      126,243      118,067
                                                           -----------------------------------

INVESTING ACTIVITIES
      Purchases of:
               Fixed Maturities Available-for-Sale           (45,930)         -        (45,393)
               Equities                                       (5,000)      (3,146)     (27,421)
               Other Investments                                 -       (211,764)         -
      Maturities of Fixed Maturities Available-for-Sale          770          770        2,018
      Sales of:
               Fixed Maturities Available-for-Sale            16,208        9,194        4,952
               Equities                                       42,934       22,724       26,285
               Other Investments                                 -        196,764          -
      Net Decrease (Increase) in Short-Term Investments       (5,830)      (5,620)      41,396
      Other                                                    2,349          -         (1,000)
                                                           -----------------------------------
               Net Cash Provided By Investing Activities       5,501        8,922          837
                                                           -----------------------------------

FINANCING ACTIVITIES
      Proceeds from Notes and Mortgage Borrowings                -        198,664          -
      Repayment of Notes and Mortgage Borrowings                 -       (201,379)         -
      Capital Contributions to Affiliates                        -         (1,000)        (750)
      Common Stock Reacquired                                 (9,571)      (8,690)      (5,327)
      Dividends Paid to Stockholders                        (139,898)    (128,479)    (118,387)
      Other                                                    6,144        5,829        3,626
                                                           -----------------------------------
               Net Cash Used In Financing Activities        (143,325)    (135,055)    (120,838)
                                                           -----------------------------------

Net Increase (Decrease) in Cash                                  108          110       (1,934)
Cash at the Beginning of Year                                    115            5        1,939
                                                           -----------------------------------
Cash at the End of Year                                    $     223    $     115    $       5
                                                           ===================================

Supplementary Insurance Information                                          F-9
SAFECO CORPORATION AND SUBSIDIARIES                                 Schedule III
December 31
--------------------------------------------------------------------------------
(In Thousands)

                                                                             Other Policy
                                                 Reserve for                   Claims and
                                               Future Policy                     Benefits
                                   Deferred        Benefits,               Payable (Funds
                                     Policy   Losses, Claims                   Held Under
                                Acquisition         and Loss     Unearned         Deposit
Segment                               Costs         Expenses     Premiums       Contracts
-----------------------------------------------------------------------------------------
1996
Property and Casualty:
          Personal                 $112,533       $1,021,936     $617,533
          Commercial and Surety      43,110        1,037,134      320,521
                                   --------------------------------------
             Total                  155,643        2,059,070      938,054
                                   --------------------------------------
Life and Health:
          Financial Services        163,802          108,584        6,420       $6,438,456
          Employee Benefits          76,662           70,196        2,425        3,354,274
                                   -------------------------------------------------------
             Total                  240,464          178,780        8,845        9,792,730
                                   -------------------------------------------------------
Real Estate                             -                -            -                -
Credit                                  -                -            -                -
Other and Eliminations                  -                -            -                -
                                   -------------------------------------------------------
             Consolidated Totals   $396,107       $2,237,850     $946,899       $9,792,730
                                   =======================================================

1995
Property and Casualty:
          Personal                 $106,696       $1,112,559     $591,059
          Commercial and Surety      39,172        1,068,264      311,494
                                   --------------------------------------
             Total                  145,868        2,180,823      902,553
                                   --------------------------------------
Life and Health:
          Financial Services        143,228          109,653        6,283       $5,515,427
          Employee Benefits          67,263           70,844        1,926        3,240,957
                                   -------------------------------------------------------
             Total                  210,491          180,497        8,209        8,756,384
                                   -------------------------------------------------------
Real Estate                             -                -            -                -
Credit                                  -                -            -                -
Other and Eliminations                  -                -            -                -
                                   -------------------------------------------------------
             Consolidated Totals   $356,359       $2,361,320     $910,762       $8,756,384
                                   =======================================================

                                                                                                             Other
                                                                                                         Operating
                                                                       Benefits  Amortization of             Costs
                                 Premiums and                    Claims, Losses  Deferred Policy        (Including
                                  Service Fee   Net Investment   and Adjustment      Acquisition      Dividends to     Net Premiums
Year Ended December 31               Revenues        Income(1)         Expenses            Costs    Policyholders)          Written
-----------------------------------------------------------------------------------------------------------------------------------
(in Thousands)
1996
Property and Casualty:
          Personal                 $1,650,690                       $ 1,204,543       $  292,886          $148,270       $1,676,258
          Commercial and Surety       624,674                           375,966           98,324           115,518          636,815
                                   ----------                       ---------------------------------------------------------------
             Total                  2,275,364     $   281,580         1,580,509          391,210           263,788       $2,313,073
                                   ------------------------------------------------------------------------------------------------
Life and Health:                                                                -  -               --
          Financial Services           50,705         554,844           459,239           13,756            57,425
          Employee Benefits           215,219         281,871           322,974           21,896            90,668
                                   -------------------------------------------------------------------------------
             Total                    265,924         836,715           782,213           35,652           148,093
                                   -------------------------------------------------------------------------------
Real Estate                               -               -                 -                -              66,872
Credit                                    -               -                 -                -              65,166
Other and Eliminations                    -            (1,561)              -                -              53,405
                                   -------------------------------------------------------------------------------
             Consolidated Totals   $2,541,288     $ 1,116,734        $2,362,722         $426,862         $ 597,324
                                   ===============================================================================
1995
Property and Casualty:
          Personal                 $1,562,716                       $ 1,143,191       $  281,747         $ 140,305       $1,599,700
          Commercial and Surety       599,425                           383,785           94,790           111,975          607,284
                                   ----------                       ---------------------------------------------------------------
             Total                  2,162,141     $   291,450         1,526,976          376,537           252,280       $2,206,984
                                   ------------------------------------------------------------------------------------------------
Life and Health:
          Financial Services           47,178         494,758           403,518           12,222            57,839
          Employee Benefits           214,392         283,463           319,948           20,154            90,537
                                   -------------------------------------------------------------------------------
             Total                    261,570         778,221           723,466           32,376           148,376
                                   -------------------------------------------------------------------------------
Real Estate                               -               -                 -                -              65,899
Credit                                    -               -                 -                -              58,499
Other and Eliminations                    -             5,609               -                -              56,647
                                   -------------------------------------------------------------------------------
             Consolidated Totals   $2,423,711     $ 1,075,280        $2,250,442         $408,913         $ 581,701
                                   ===============================================================================

Supplementary Insurance Information                                          F-9
SAFECO CORPORATION AND SUBSIDIARIES                                 Schedule III
December 31                                                            Continued
--------------------------------------------------------------------------------
(In Thousands)

                                                                             Other Policy
                                                 Reserve for                   Claims and
                                               Future Policy                     Benefits
                                   Deferred        Benefits,               Payable (Funds
                                     Policy   Losses, Claims                   Held Under
                                Acquisition         and Loss     Unearned         Deposit
Segment                               Costs         Expenses     Premiums       Contracts
-----------------------------------------------------------------------------------------
1994
Property and Casualty:
          Personal                 $102,745       $1,168,981     $553,811
          Commercial and Surety      38,908        1,067,823      304,370
                                   --------------------------------------
             Total                  141,653        2,236,804      858,181
                                   --------------------------------------
Life and Health:
          Financial Services        151,614          108,822        6,797     $4,871,635
          Employee Benefits          95,576           75,550        1,986      3,116,821
                                   -----------------------------------------------------
             Total                  247,190          184,372        8,783      7,988,456
                                   -----------------------------------------------------
Real Estate                             -                -            -              -
Credit                                  -                -            -              -
Other and Eliminations                  -                -            -              -
                                   -----------------------------------------------------
             Consolidated Totals   $388,843       $2,421,176     $866,964     $7,988,456
                                   =====================================================


Year ended December 31
-----------------------------------------------------------------------------------------------------------------------------------
(In Thousands)
                                                                                                             Other
                                                                                                         Operating
                                                                       Benefits  Amortization of             Costs
                                 Premiums and                    Claims, Losses  Deferred Policy        (Including
                                  Service Fee   Net Investment   and Adjustment      Acquisition      Dividends to     Net Premiums
                                     Revenues        Income(1)         Expenses            Costs    Policyholders)          Written
-----------------------------------------------------------------------------------------------------------------------------------
1994
Property and Casualty:
          Personal                 $1,469,857                        $1,142,855       $  272,545          $122,388      $1,507,546
          Commercial and Surety       583,574                           385,212           92,651           115,125         595,919
                                   ----------                        -------------------------------------------------------------
             Total                  2,053,431       $  283,481        1,528,067          365,196           237,513      $2,103,465
                                   -----------------------------------------------------------------------------------------------
Life and Health:
          Financial Services           46,642          435,101          354,463            9,914            53,680
          Employee Benefits           230,129          271,116          319,752           19,493            94,671
                                   -------------------------------------------------------------------------------
             Total                    276,771          706,217          674,215           29,407           148,351
                                   -------------------------------------------------------------------------------
Real Estate                               -                -                -                -              97,163
Credit                                    -                -                -                -              47,420
Other and Eliminations                    -              1,912              -                -              45,556
                                   -------------------------------------------------------------------------------
             Consolidated Totals   $2,330,202       $  991,610       $2,202,282         $394,603        $  576,003
                                   ===============================================================================


(1) Property and casualty insurance companies' investments are available for payment of claims and benefits for all product lines within the segments; therefore, such investments and the related investment income have not been identified with specific segments. In the life and health companies, a major portion of investment income and assets is specificially identifiable within an industry segment. The remainder of these amounts has been allocated in proportion to the mean policy reserves and liabilities identified with each segment.

Reinsurance                                                                 F-10
SAFECO CORPORATION AND SUBSIDIARIES                                  Schedule IV
Year Ended December 31
--------------------------------------------------------------------------------
(In Thousands)

                                                                                   Assumed                         Percentage
                                                                   Ceded to     from Other                          of Amount
                                            Gross Amount    Other Companies      Companies         Net Amount  Assumed to Net
                                            ---------------------------------------------------------------------------------
1996
Life Insurance In Force at Year End          $28,524,843       $(1,791,116)       $ 80,903        $26,814,630            0.3%
                                             ================================================================
Premiums earned:
           Life Insurance                    $   120,774       $    (5,586)       $    175        $   115,363            0.2%
           Accident/Health Insurance             158,654            (8,093)            -              150,561            0.0%
           Property/Casualty Insurance         2,404,909          (152,637)         23,092          2,275,364            1.0%
                                             ----------------------------------------------------------------
                Total                        $ 2,684,337       $  (166,316)       $ 23,267        $ 2,541,288            0.9%
                                             ================================================================

1995
Life Insurance In Force at Year End          $28,171,372       $(1,303,597)       $ 15,532        $26,883,307            0.1%
                                             ================================================================

Premiums earned:
           Life Insurance                    $   107,511       $    (4,744)       $    152        $   102,919            0.1%
           Accident/Health Insurance             169,900            (5,641)         (5,608)           158,651           -3.5%
           Property/Casualty Insurance         2,300,853          (160,342)         21,630          2,162,141            1.0%
                                             ----------------------------------------------------------------
                Total                        $ 2,578,264       $  (170,727)       $ 16,174        $ 2,423,711            0.7%
                                             ================================================================


1994
Life Insurance In Force at Year End          $28,692,952       $(1,322,748)       $      -        $27,370,204            0.0%
                                             ================================================================

Premiums earned:
           Life Insurance                    $   107,099       $    (4,844)       $     38        $   102,293            0.0%
           Accident/Health Insurance             178,405            (4,216)            289            174,478            0.2%
           Property/Casualty Insurance         2,207,615          (175,861)         21,677          2,053,431            1.1%
                                             ----------------------------------------------------------------
                Total                        $ 2,493,119       $  (184,921)       $ 22,004        $ 2,330,202            0.9%
                                             ================================================================

Supplemental Information Concerning Consolidated Property/Casualty Insurance
Operations                                                                  F-11
SAFECO CORPORATION                                                   Schedule VI

December 31                                                                                     Year Ended December 31
---------------------------------------------------------------------------------------------   ----------------------
(In Thousands)                                                                                  (In Thousands)
                                             Reserve For        Discount
                           Deferred        Unpaid Losses        Deducted
      Affiliation            Policy                  and            from
             with       Acquisition           Adjustment            Loss            Unearned                Earned
       Registrant             Costs             Expenses        Reserves            Premiums              Premiums
---------------------------------------------------------------------------------------------   ------------------
   Property/Casualty
   Subsidiaries:

1996                     $  155,643         $  2,059,070   $              -       $  938,054          $  2,275,364

1995                     $  145,868         $  2,180,823   $              -       $  902,553          $  2,162,141

1994                     $  141,653         $  2,236,804   $              -       $  858,181          $  2,053,431


                                         Losses and   Adjustment          Amortization
                                           Expenses   Incurred             of Deferred           Paid Losses
                               Net          Related   to:                       Policy                   and
                        Investment                                         Acquisition            Adjustment         Net Premiums
                            Income     Current Year   Prior Years                Costs              Expenses              Written
                        ---------------------------------------------------------------------------------------------------------
   Property/Casualty
   Subsidiaries:
1996                    $  281,580     $  1,658,253   $   (77,744)       $     391,210          $  1,694,928         $  2,313,073

1995                    $  291,450     $  1,586,675   $   (59,699)       $     376,537          $  1,549,845         $  2,206,984

1994                    $  283,481     $  1,609,392   $   (81,325)       $     365,196          $  1,430,243         $  2,103,465


SAFECO CORPORATION AND SUBSIDIARIES                                         F-12
Exhibit Index*
--------------------------------------------------------------------------------
         Exhibit 3 Bylaws (as amended August 7, 1996), filed as Exhibit 3 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, are incorporated herein by this reference.

                     Restated Articles of Incorporation (as amended May 1,
                     1996), filed as Exhibit 3 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, are incorporated herein by this reference.

         Exhibit 4 SAFECO agrees to furnish the Securities and Exchange Commission, upon request, with copies of all instruments defining rights of holders of long-term debt of SAFECO and its consolidated subsidiaries.

         Exhibit 10 SAFECO Corporation Deferred Compensation Plan for Directors dated November 2, 1994, filed as Exhibit 10 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, is incorporated herein by this reference.

                     The following documents are incorporated herein by this reference: the Executive Severance Agreements with Roger Eigsti and Boh A. Dickey, each dated May 23, 1984, and filed as Exhibit 10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1985; and the Executive Severance Agreements with R.E. Zunker and James W. Ruddy, each dated August 30, 1996, and filed as
                     Exhibit 10 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

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

F-13     Exhibit 11  Computation of Income Per Share

F-14     Exhibit 12  Computation of Ratios

F-15     Exhibit 21  Subsidiaries of the Registrant

         Exhibit 13 1996 Annual Report to Stockholders (pages 27 to 73, inclusive)

         Exhibit 27 Financial Data Schedule (This Exhibit is included only in the electronic Edgar filing version of this 10-K. The Financial Data Schedule is not a separate financial statement but a schedule that summarizes certain financial information extracted directly from the financial statements in this filing.)

* Copies of Exhibits are available without charge by making a written request to:

                          Rod A. Pierson
                          Senior Vice President and Chief Financial Officer SAFECO Corporation
                          SAFECO Plaza
                          Seattle, Washington 98185