Form 10-Q
period 1997-03-31
SAFECO CORP
filed 1997-05-08
CIK 86104

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                      FOR THE QUARTER ENDED MARCH 31, 1997.

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


                                 (206) 545-5000
                                   (Telephone)




126,315,553 shares of no par value common stock were outstanding at March 31,
1997


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
         YES[X]  NO[ ].

                               SAFECO CORPORATION

                        TABLE OF CONTENTS AND SIGNATURES


                                                                                        Page
                                                                                        -----
Part I - Financial Information *

     Item 1.  Financial Statements:
              Consolidated Balance Sheet,                                                 3
                 March 31, 1997 and December 31, 1996
              Statement of Consolidated Income and Retained Earnings                      5
                 for the Three Months Ended March 31, 1997 and 1996
              Statement of Consolidated Cash Flows                                        6
                 for the Three Months Ended March 31, 1997 and 1996

     Item 2.  Management's Discussion and Analysis                                        8

Part II - Other Information

     Item 6.  Exhibits and Reports on Form 8-K                                           12

              *The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q. In the opinion of management, they include all adjustments (none of which were other than normal and recurring adjustments) which are necessary for a fair presentation of results for the interim periods. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-K for the year ended December 31, 1996 which has previously been filed with the Commission.


                                   SIGNATURES

              Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          SAFECO CORPORATION
                                          --------------------------------------
                                          Registrant


                                          ROD A. PIERSON
                                          --------------------------------------
                                          Rod A. Pierson
                                          Senior Vice President
              Dated May 8, 1997           and Chief Financial Officer

                       SAFECO CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 (In Thousands)

                                                                   March 31        December 31
                             ASSETS                                  1997              1996
                           ------------                           ------------    ------------
Investments:

   Fixed Maturities Available-for-Sale, at Market Value
     (Amortized cost:  1997 - $11,465,195; 1996 -$11,270,529)     $11,825,458     $11,936,243
   Fixed Maturities Held-to-Maturity, at Amortized Cost
     (Market value:  1997 - $2,654,052; 1996 - $2,670,004)          2,595,729       2,488,324
   Marketable Equity Securities, at Market Value
     (Cost:  1997 - $638,199; 1996 - $641,841)                      1,311,345       1,298,809
   Mortgage Loans                                                     445,672         447,988
   Real Estate (At cost less accumulated depreciation)                581,698         554,011
   Policy Loans                                                        57,976          58,153
   Short-Term Investments                                              83,931         105,927
                                                                  -----------     -----------
              Total Investments                                    16,901,809      16,889,455

   Cash                                                                48,765          55,498
   Accrued Investment Income                                          251,037         240,804
   Finance Receivables                                                870,747         829,045
   Premiums and Other Service Fees Receivable                         468,537         467,182
   Other Notes and Accounts Receivable                                 61,280          42,387
   Reinsurance Recoverables                                           149,308         137,484
   Deferred Policy Acquisition Costs                                  411,062         396,107
   Land, Buildings and Equipment for Company Use
        (At cost less accumulated depreciation)                       171,947         171,288
   Other Assets                                                       193,714         197,211
   Separate Account Assets                                            541,143         491,212
                                                                  -----------     -----------
              TOTAL                                               $20,069,349     $19,917,673
                                                                  ===========     ===========

                                   (continued)

                       SAFECO CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                      (In Thousands Except Share Amounts)            (continued)

                                                                      March 31         December 31
              LIABILITIES AND STOCKHOLDERS' EQUITY                       1997               1996
              ------------------------------------                   ------------     -------------
Losses and Adjustment Expense                                        $  2,024,353      $  2,088,226
Unearned Premiums                                                         947,145           946,899
Life Policy Liabilities                                                   151,051           149,624
Funds Held Under Deposit Contracts                                     10,047,299         9,792,730
Notes and Mortgages Payable:
   Credit Company Borrowings ($820,400 maturing within one year)          865,300           808,750
   7.875% Notes Due 2005                                                  200,000           200,000
   Other Notes and Mortgages ($43,102 maturing within one year)           237,544           224,744
Other Liabilities                                                         690,363           678,799
Federal and Canadian Income Taxes:
   Current                                                                 28,241             3,512
   Deferred (Includes tax on unrealized appreciation
     of investment securities:
     1997 - $360,009; 1996 - $456,275)                                    327,254           417,837
Separate Account Liabilities                                              541,143           491,212
                                                                     ------------      ------------

              Total Liabilities                                        16,059,693        15,802,333
                                                                     ------------      ------------

Preferred Stock, No Par Value:
   Shares Authorized: 10,000,000
   Shares Issued and Outstanding:  None                                      --                --

Common Stock, No Par Value:
   Shares Authorized: 300,000,000
   Shares Reserved for Options:
     1997 - 3,214,124; 1996 - 3,344,751
   Shares Issued and Outstanding:
     1997 - 126,315,553; 1996 - 126,308,237                               227,231           225,276
Retained Earnings                                                       3,113,832         3,042,214
Unrealized Appreciation of Investment Securities,
   Net of Tax                                                             672,621           851,401
Unrealized Loss from Foreign Currency Translation,
   Net of Tax                                                              (4,028)           (3,551)
                                                                     ------------      ------------
              Total Stockholders' Equity                                4,009,656         4,115,340
                                                                     ------------      ------------
              TOTAL                                                  $ 20,069,349      $ 19,917,673
                                                                     ============      ============

                       SAFECO CORPORATION AND SUBSIDIARIES
             STATEMENT OF CONSOLIDATED INCOME AND RETAINED EARNINGS
                     (In Thousands Except Per Share Amounts)

                                                                                     Three Months Ended
                                                                                          March 31
                                                                              ---------------------------------
                                                                                  1997               1996
                                                                              --------------     --------------
REVENUES:
   Insurance:
     Property and Casualty Earned Premiums                                    $     581,494      $     552,629
     Life and Health Premiums and Other Revenues                                     66,567             65,684
                                                                              --------------     --------------
       Total                                                                        648,061            618,313
   Real Estate                                                                       16,313             18,313
   Finance                                                                           19,568             18,097
   Asset Management                                                                   5,696              6,481
   Other                                                                             12,611              9,098
   Net Investment Income                                                            291,033            274,577
   Realized Investment Gain                                                          21,704             32,723
                                                                              --------------     --------------
       Total                                                                      1,014,986            977,602
                                                                              --------------     --------------

EXPENSES:
   Losses, Adjustment Expense and Policy Benefits                                   605,622            579,960
   Commissions                                                                      109,136             97,216
   Personnel Costs                                                                   73,047             67,074
   Interest                                                                          18,463             18,112
   Dividends to Policyholders                                                         4,241              4,020
   Other                                                                             61,279             63,185
   Amortization of Deferred Policy Acquisition Costs                                110,447            103,593
   Deferral of Policy Acquisition Costs                                            (111,885)          (101,092)
                                                                              --------------     --------------
       Total                                                                        870,350            832,068
                                                                              --------------     --------------
Income before Income Taxes                                                          144,636            145,534
                                                                              --------------     --------------

Provision (Benefit) for Federal
   and Canadian Income Taxes:
     Current                                                                         27,171             36,167
     Deferred                                                                         5,940             (1,336)
                                                                              --------------     --------------
       Total                                                                         33,111             34,831
                                                                              --------------     --------------
Net Income                                                                          111,525            110,703

Retained Earnings, Beginning of Period                                            3,042,214          2,755,537
Dividends Declared                                                                  (36,632)           (33,399)
Common Stock Reacquired                                                              (3,275)            (5,261)
                                                                              --------------     --------------
Retained Earnings, End of Period                                              $   3,113,832      $   2,827,580
                                                                              ==============     ==============
Net Income Per Share of Common Stock                                          $        0.88      $        0.88
                                                                              ==============     ==============
Average Number of Shares Outstanding
   During the Period (In Thousands)                                                 126,316            126,011
                                                                              ==============     ==============
Cash Dividends Paid to Common Stockholders                                    $        0.29      $        0.265
                                                                              ==============     ==============


Income per share of common stock is based on the average number of common shares outstanding. Stock options do not have a significant dilutive effect on income per share.

                       SAFECO CORPORATION AND SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED CASH FLOWS
                                 (In Thousands)

                                                                        Three Months Ended
                                                                             March 31
                                                                    --------------------------
                                                                       1997           1996
                                                                    ----------     -----------
OPERATING ACTIVITIES
   Insurance Premiums Received                                      $ 632,469      $ 603,124
   Dividends and Interest Received                                    277,634        267,865
   Other Operating Receipts                                            46,039         44,826
   Insurance Claims and Policy Benefits Paid                         (557,098)      (530,758)
   Underwriting, Acquisition and Insurance Operating Costs Paid      (287,352)      (253,703)
   Interest Paid                                                      (11,085)        (9,805)
   Other Operating Costs Paid                                         (27,507)       (26,983)
   Income Taxes Paid                                                   (3,121)       (13,101)
                                                                    ---------      ---------
           Net Cash Provided by Operating Activities                   69,979         81,465
                                                                    ---------      ---------

INVESTING ACTIVITIES
   Purchases of:
      Fixed Maturities Available-for-Sale                            (538,851)      (407,347)
      Fixed Maturities Held-to-Maturity                              (100,739)      (152,249)
      Equities                                                        (10,342)       (49,761)
      Other Investments                                               (52,032)       (32,083)
   Maturities of Fixed Maturities Available-for-Sale                  154,960        194,860
   Maturities of Fixed Maturities Held-to-Maturity                        429         10,483
   Sales of:
      Fixed Maturities Available-for-Sale                             213,810        277,070
      Fixed Maturities Held-to-Maturity                                  --             --
      Equities                                                         37,382         45,508
      Other Investments                                                20,867         13,014
   Net Decrease in Short-Term Investments                              23,838         20,619
   Finance Receivables Originated or Acquired                        (115,909)       (77,847)
   Principal Payments Received on Finance Receivables                  66,000         54,650
   Other                                                              (11,867)       (16,347)
                                                                    ---------      ---------
           Net Cash Used in Investing Activities                     (312,454)      (119,430)
                                                                    ---------      ---------

FINANCING ACTIVITIES
   Funds Received Under Deposit Contracts                             402,629        184,994
   Return of Funds Held Under Deposit Contracts                      (199,251)      (191,088)
   Proceeds from Notes and Mortgage Borrowings                          2,000           --
   Repayment of Notes and Mortgage Borrowings                          (1,749)       (49,764)
   Net Proceeds from Short-Term Borrowings                             69,177        115,677
   Common Stock Reacquired                                             (3,424)        (5,510)
   Dividends Paid to Stockholders                                     (36,632)       (33,387)
   Other                                                                2,992          2,496
                                                                    ---------      ---------
           Net Cash Provided by Financing Activities                  235,742         23,418
                                                                    ---------      ---------

Net Decrease in Cash                                                   (6,733)       (14,547)
Cash at the Beginning of Period                                        55,498         65,477
                                                                    ---------      ---------
Cash at the End of Period                                           $  48,765      $  50,930
                                                                    =========      =========

                                  (continued)

                       SAFECO CORPORATION AND SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED CASH FLOWS
                                 (In Thousands)                     (continued)

                                                          Three Months Ended
                                                               March 31
                                                      -------------------------
                                                         1997           1996
                                                      ----------     -----------
Net Income                                            $  111,525     $  110,703
                                                      ----------     ----------
Adjustments to Reconcile Net Income to Net Cash
    Provided by Operating Activities:
       Realized Investment Gain                         (21,704)       (32,723)
       Depreciation and Amortization                     16,903         16,344
       Amortization of Fixed Maturity Investments        (9,021)        (9,458)
       Deferred Income Tax Expense (Benefit)              5,940         (1,336)
       Interest Expense on Deposit Contracts            116,872        114,081
       Other Adjustments                                     69           (337)
       Changes in:
          Losses and Adjustment Expense                 (63,873)       (46,021)
          Unearned Premiums                                 246         (1,738)
          Life Policy Liabilities                         1,427         (4,285)
          Accrued Income Taxes                           24,729         23,136
          Accrued Interest on Accrual Bonds             (11,842)        (9,742)
          Accrued Investment Income                     (10,233)        (3,704)
          Deferred Policy Acquisition Costs                (728)         2,812
          Other Assets and Liabilities                  (90,331)       (76,267)
                                                      ---------      ---------
              Total Adjustments                         (41,546)       (29,238)
                                                      ---------      ---------
Net Cash Provided by Operating Activities             $  69,979      $  81,465
                                                      =========      =========

SAFECO CORPORATION

MANAGEMENT'S DISCUSSION AND ANALYSIS

SAFECO Corporation

Our net income for the first quarter was $111.5 million or $0.88 per share, equaling the per share amount for the first quarter a year ago. If we exclude realized gain from investments, our income was $0.77 per share compared with $0.71 per share in 1996.

The following summarized financial information sets forth the contributions of each business segment to our consolidated income.

                                                             THREE MONTHS ENDED
                                                                  MARCH 31
                                                             1997          1996
                                                           IN THOUSANDS EXCEPT
                                                            PER SHARE AMOUNTS)
                                                         ------------------------
Income (Loss) before Realized Gain and Income Taxes:
    Property and Casualty Insurance:
       Underwriting Gain                                 $   7,290      $   2,095
       Net Investment Income                                70,400         71,139
                                                         ---------      ---------
           Total Property and Casualty                      77,690         73,234
    Life and Health Insurance                               37,153         32,009
    Real Estate                                              2,756          2,853
    Credit                                                   4,513          4,057
    Asset Management                                         1,034          2,696
    Corporate                                                 (214)        (2,038)
                                                         ---------      ---------
           Total                                           122,932        112,811
                                                         ---------      ---------
Realized Gain (Loss), before Tax, from:
    Security Investments                                    21,685         32,760
    Real Estate Investments                                     19            (37)
                                                         ---------      ---------
           Total                                            21,704         32,723
                                                         ---------      ---------
Income before Income Taxes                                 144,636        145,534
                                                         ---------      ---------
Provision for Income Taxes on:
    Income before Realized Gain                             26,139         23,614
    Realized Gain                                            6,972         11,217
                                                         ---------      ---------
           Total                                            33,111         34,831
                                                         ---------      ---------
Net Income                                               $ 111,525      $ 110,703
                                                         =========      =========
Net Income Per Share of Common Stock:
    Income before Realized Gain                          $     .77      $     .71
    Realized Gain                                              .11            .17
                                                         ---------      ---------
Net Income                                               $     .88      $     .88
                                                         =========      =========

SAFECO CORPORATION

MANAGEMENT'S DISCUSSION AND ANALYSIS                                 (Continued)


Property and Casualty Insurance

Property and casualty operations for the first quarter of 1997 produced pretax income of $77.7 million before realized gain from investments, compared with $73.2 million a year ago. The company had an underwriting profit of $7.3 million for the first quarter compared with $6.6 million last quarter and $2.1 million for the first quarter last year. The combined loss and expense ratio was 98.7 for the quarter compared with 99.6 a year ago. First quarter investment income was $70.4 million, down 1% compared with the first quarter last year primarily as a result of the relatively low interest rate environment.

Personal auto, our largest line, reported an underwriting profit of $4.2 million for the first quarter, compared with a profit of $8.1 million in the first quarter a year ago. The number of vehicles insured at the end of March was 7% higher than a year ago. Average loss costs continue to increase at a modest pace.

Homeowners had an underwriting loss of $11.2 million for the first quarter, compared with a loss of $21.8 million for the first quarter of 1996. Catastrophe losses for this line were $14 million during the quarter compared with $12 million for the first quarter last year. We are working on several initiatives to continue to improve homeowners' results through a combination of higher prices, increased deductibles and proper insurance to value.

Other personal lines, which provide coverage for earthquake, dwelling fire, inland marine and boats produced an underwriting profit of $3.7 million for the quarter, the same as the first quarter last year.

Commercial lines had another good quarter, reporting an underwriting profit of $6.1 million, compared with a profit of $5.8 million in the first quarter last year. These strong results reflect our target marketing initiatives, a focus on efficient operations and our ability to deliver value-added services to customers. In addition, we continue to maintain rate adequacy in the face of stiff price competition.

Surety continues to produce excellent results. The profit for this line was $4.5 million for the first quarter, compared with a profit of $6.6 million for the same quarter last year.

Premiums written for the first three months increased 5% over a year ago with personal lines up 6% and commercial lines up 4%.

SAFECO CORPORATION

MANAGEMENT'S DISCUSSION AND ANALYSIS                                 (Continued)


Life and Health Insurance

Our life and health insurance operations reported a pretax profit, before realized gain from investments, of $37.2 million for the first quarter of 1997. This compares with $32.0 million for the same period last year and $33.1 million for the fourth quarter of 1996.

The annuity and retirement services lines' combined first quarter earnings were $13.9 million, up from $12.9 million for both the first quarter a year ago and the fourth quarter of 1996. The combined assets under management for the annuity and retirement services lines of business are approaching the $10 billion mark. This growth is the result of sales activities in financial institutions, structured settlements and qualified retirement planning.

Group insurance profit was $4.3 million, up from $2.8 million reported for the same period last year. During the first quarter group life and medical claims have declined to more normal levels.

Real Estate

SAFECO Properties' pretax income was $2.8 million for the first quarter of 1997, compared with $2.9 million in 1996. We are pleased with these results in light of the general softness in the retail sector.

Development activity on our 1.4 million square-foot, mixed-use project in Redmond, Washington and two new medical real estate properties is progressing well. We anticipate a summer 1997 opening for these projects.

Credit

SAFECO Credit Company produced a pretax profit of $4.5 million for the first quarter of 1997 compared with $4.1 million in the same period for 1996. The results reflect portfolio growth, continuing low write-off and delinquency experience and a decreasing operating expense ratio. Non-affiliate receivables and operating leases reached $958 million, an 18% annualized increase from December 1996.


SAFECO Credit's summarized financial information is as follows (in thousands):

                                         MARCH 31     DECEMBER 31
                                          1997           1996
                                       ----------     ----------
         Finance Receivables           $  870,747     $  829,045
         Others Assets                    204,243        238,479
                                       ----------     ----------
             Total Assets              $1,074,990     $1,067,524
                                       ==========     ==========

         Credit Company Borrowings     $  865,300     $  808,750
         Other Liabilities                100,883        152,188
                                       ----------     ----------
             Total Liabilities         $  966,183     $  960,938
                                       ==========     ==========

                                       THREE MONTHS ENDED MARCH 31
                                          1997           1996
                                       ----------     ----------
         Revenues                      $   21,908     $   19,848
         Expenses                          17,395         15,791
                                       ----------     ----------
         Income before Income Taxes         4,513          4,057
         Provision for Income Taxes         1,531          1,451
                                       ----------     ----------
             Net Income                $    2,982     $    2,606
                                       ==========     ==========

SAFECO CORPORATION

MANAGEMENT'S DISCUSSION AND ANALYSIS                                 (Continued)


Asset Management

The pretax income from asset management activities for the first quarter of 1997 was $1.0 million, compared with $2.7 million for 1996. Our current results reflect higher costs as we have increased the number of channels through which we market and distribute our products. Assets under management increased 20% from last year and stand at $3.7 billion at March 31, 1997.

Investment Portfolios

The market value of our consolidated bond portfolio was $419 million in excess of amortized cost at March 31, 1997, down from $847 million at December 31, 1996 as a result of higher interest rates. The market value of our equity securities was $673 million in excess of cost at March 31, 1997.

Stock Purchase Program

In February 1996, the Board of Directors approved the continuation of the stock purchase program and reauthorized a total accumulation of up to two million shares, about 2% of our issued shares. At April 25, 1997, 282,000 shares have been purchased.

Other -- Footnotes

The following additional footnote disclosure relates to new accounting standards.

Nature of Operations and Summary of Significant Accounting Policies -- New Accounting Standards

      In February of 1997, the Financial Accounting Standards Board (FASB) issued Statement 128, "Earnings Per Share." Statement 128 is effective for the fourth quarter of 1997 and SAFECO will adopt it then. The Statement simplifies the calculation of earnings per share (EPS) and requires the dual presentation of "basic" and "diluted" EPS on the face of the income statement. SAFECO's currently-reported EPS (currently "primary", will become "basic") will not be affected by Statement 128. "Diluted" EPS will begin to be shown in addition to "basic" EPS but because SAFECO's stock options do not have a significant dilutive effect (and are the only common stock equivalent) the difference between "basic" and "diluted" EPS is not expected to be material.

SAFECO CORPORATION

Part II - Other Information

Item 6.    Exhibits and Reports on Form 8-K

           (a)  Exhibits:

         Exhibit27 - Financial Data Schedule. (This exhibit is included only in the electronic EDGAR filing version of this 10-Q. The Financial Data Schedule is not a separate financial statement but a schedule that summarizes certain standard financial information extracted directly from the financial statements in this filing.)

           (b)  Reports on Form 8-K

         No Forms 8-K were filed or required to be filed for any event during the quarter ended March 31, 1997.