Form 10-Q
period 1997-06-30
SAFECO CORP
filed 1997-08-14
CIK 86104

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the Quarter Ended June 30, 1997.

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


                                 (206) 545-5000
                                   (Telephone)



126,343,401 shares of no par value common stock were outstanding at June 30,
1997


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

Part I - Financial Information *                                                               Page
                                                                                               ----
     Item 1.  Financial Statements:
              Consolidated Balance Sheet,                                                       3
                 June 30, 1997 and December 31, 1996
              Statement of Consolidated Income and Retained Earnings                            5
                 for the Quarters and Six Months Ended June 30, 1997 and 1996
              Statement of Consolidated Cash Flows                                              6
                 for the Six Months Ended June 30, 1997 and 1996

     Item 2.  Management's Discussion and Analysis                                              8

Part II - Other Information

     Item 4.  Submission of Matters to a Vote of Security Holders                               14

     Item 6.  Exhibits and Reports on Form 8-K                                                  15

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

                                          SAFECO CORPORATION
                                          --------------------------------------
                                          Registrant

                                          ROD A. PIERSON
                                          --------------------------------------
                                          Rod A. Pierson
                                          Senior Vice President
              Dated August 14, 1997       and Chief Financial Officer

                                          H. PAUL LOWBER
                                          --------------------------------------
                                          H. Paul Lowber
                                          Vice President, Controller and
              Dated August 14, 1997       and Chief Accounting Officer

                       SAFECO CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 (In Thousands)
--------------------------------------------------------------------------------

                                                                                          June 30           December 31
                          ASSETS                                                           1997                1996
                        -----------                                                     -----------         -----------
Investments:

   Fixed Maturities Available-for-Sale, at Market Value
     (Amortized cost:  1997 - $11,611,078; 1996 -$11,270,529)                           $12,238,159         $11,936,243

   Fixed Maturities Held-to-Maturity, at Amortized Cost
     (Market value:  1997 - $2,864,472; 1996 - $2,670,004)                                2,698,078           2,488,324

   Marketable Equity Securities, at Market Value
     (Cost:  1997 - $646,746; 1996 - $641,841)                                            1,501,093           1,298,809

   Mortgage Loans                                                                           460,301             447,988

   Real Estate (At cost less accumulated depreciation)                                      614,595             554,011

   Policy Loans                                                                              59,458              58,153

   Short-Term Investments                                                                   110,130             105,927
                                                                                        -----------         -----------

            Total Investments                                                            17,681,814          16,889,455


Cash                                                                                         80,497              55,498

Accrued Investment Income                                                                   247,576             240,804

Finance Receivables                                                                         913,782             829,045

Premiums and Other Service Fees Receivable                                                  486,937             467,182

Other Notes and Accounts Receivable                                                          53,872              42,387

Reinsurance Recoverables                                                                    129,884             137,484

Deferred Policy Acquisition Costs                                                           411,590             396,107

Land, Buildings and Equipment for Company Use
     (At cost less accumulated depreciation)                                                171,676             171,288

Other Assets                                                                                211,232             197,211

Separate Account Assets                                                                     662,161             491,212
                                                                                        -----------         -----------

            TOTAL                                                                       $21,051,021         $19,917,673
                                                                                        ===========         ===========

                                                      (continued)

                       SAFECO CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                       (In Thousands Except Share Amounts)          (continued)
-------------------------------------------------------------------------------

                                                                                          June 30           December 31
            LIABILITIES AND STOCKHOLDERS' EQUITY                                            1997               1996
            ------------------------------------                                        -----------         -----------
Losses and Adjustment Expense                                                           $ 1,978,170         $ 2,088,226
Unearned Premiums                                                                           981,715             946,899
Life Policy Liabilities                                                                     150,634             149,624
Funds Held Under Deposit Contracts                                                       10,402,817           9,792,730
Notes and Mortgages Payable:
   Credit Company Borrowings ($863,760 maturing within one year)                            907,660             808,750
   7.875% Notes Due 2005                                                                    200,000             200,000
   Other Notes and Mortgages ($42,512 maturing within one year)                             233,518             224,744
Other Liabilities                                                                           669,305             678,799
Federal and Canadian Income Taxes:
   Current                                                                                   12,311               3,512
   Deferred (Includes tax on unrealized appreciation
     of investment securities:
     1997 - $512,932; 1996 - $456,275)                                                      482,097             417,837
Separate Account Liabilities                                                                662,161             491,212
                                                                                        -----------         -----------

            Total Liabilities                                                            16,680,388          15,802,333
                                                                                        -----------         -----------


Preferred Stock, No Par Value:
   Shares Authorized: 10,000,000
   Shares Issued and Outstanding:  None                                                    -                   -


Common Stock, No Par Value:
   Shares Authorized: 300,000,000
   Shares Reserved for Options:
     1997 - 8,074,930; 1996 - 3,344,751
   Shares Issued and Outstanding:
     1997 - 126,343,401; 1996 - 126,308,237                                                 227,921             225,276
Retained Earnings                                                                         3,190,430           3,042,214
Unrealized Appreciation of Investment Securities,
   Net of Tax                                                                               956,622             851,401
Unrealized Loss from Foreign Currency Translation,
   Net of Tax                                                                                (4,340)             (3,551)
                                                                                        -----------         -----------

            Total Stockholders' Equity                                                    4,370,633           4,115,340
                                                                                        -----------         -----------

            TOTAL                                                                       $21,051,021         $19,917,673
                                                                                        ===========         ===========

                       SAFECO CORPORATION AND SUBSIDIARIES
             STATEMENT OF CONSOLIDATED INCOME AND RETAINED EARNINGS
                     (In Thousands Except Per Share Amounts)
-------------------------------------------------------------------------------

                                                                    Six Months Ended                   Three Months Ended
                                                                        June 30                              June 30
                                                               ---------------------------          --------------------------
                                                                 1997             1996                1997            1996
                                                               -----------      ----------          ----------      ----------
REVENUES:
   Insurance:
     Property and Casualty Earned Premiums                     $1,176,356       $1,112,382          $  594,862      $  559,753
     Life and Health Premiums and Other Revenues                  134,984          132,280              68,417          66,596
                                                               ----------       ----------          ----------      ----------
       Total                                                    1,311,340        1,244,662             663,279         626,349
   Real Estate                                                     32,673           39,595              16,360          21,282
   Finance                                                         40,974           36,575              21,406          18,478
   Asset Management                                                11,756           11,390               6,060           4,909
   Other                                                           25,105           18,713              12,494           9,615
   Net Investment Income                                          583,697          549,842             292,664         275,265
   Realized Investment Gain                                        40,761           52,846              19,057          20,123
                                                               ----------       ----------          ----------      ----------
       Total                                                    2,046,306        1,953,623           1,031,320         976,021
                                                               ----------       ----------          ----------      ----------

EXPENSES:
   Losses, Adjustment Expense and Policy Benefits               1,210,268        1,167,708             604,646         587,748
   Commissions                                                    226,634          201,367             117,498         104,151
   Personnel Costs                                                148,226          133,319              75,179          66,245
   Interest                                                        37,437           35,408              18,974          17,296
   Dividends to Policyholders                                       8,873            8,267               4,632           4,247
   Other                                                          127,801          132,519              66,522          69,334
   Amortization of Deferred Policy Acquisition Costs              223,093          206,820             112,646         103,227
   Deferral of Policy Acquisition Costs                          (236,147)        (216,607)           (124,262)       (115,515)
                                                               ----------       ----------          ----------      ----------
       Total                                                    1,746,185        1,668,801             875,835         836,733
                                                               ----------       ----------          ----------      ----------

Income before Income Taxes                                        300,121          284,822             155,485         139,288
                                                               ----------       ----------          ----------      ----------

Provision (Benefit) for Federal
   and Canadian Income Taxes:
     Current                                                       63,357           70,355              36,186          34,188
     Deferred                                                       8,027           (2,219)              2,087            (883)
                                                               ----------       ----------          ----------      ----------
       Total                                                       71,384           68,136              38,273          33,305
                                                               ----------       ----------          ----------      ----------

Net Income                                                        228,737          216,686             117,212         105,983

Retained Earnings, Beginning of Period                          3,042,214        2,755,537           3,113,832       2,827,580
Dividends Declared                                                (77,062)         (69,955)            (40,430)        (36,556)
Common Stock Reacquired                                            (3,459)          (5,396)               (184)           (135)
                                                               ----------       ----------          ----------      ----------
Retained Earnings, End of Period                               $3,190,430       $2,896,872          $3,190,430      $2,896,872
                                                               ==========       ==========          ==========      ==========

Net Income Per Share of Common Stock                           $     1.81       $     1.72          $     0.93      $     0.84
                                                               ==========       ==========          ==========      ==========

Average Number of Shares Outstanding
   During the Period (In Thousands)                               126,322          126,026             126,328         126,041
                                                               ==========       ==========          ==========      ==========

Cash Dividends Paid to Common Stockholders                     $     0.58       $     0.53          $     0.29      $    0.265
                                                               ==========       ==========          ==========      ==========


Income per share of common stock is based on the average number of common shares outstanding. Stock options do not have a significant dilutive effect on income per share.

                       SAFECO CORPORATION AND SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED CASH FLOWS
                                 (In Thousands)
--------------------------------------------------------------------------------

                                                                                            Six Months Ended
                                                                                                 June 30
                                                                                        ----------------------------
                                                                                           1997              1996
                                                                                        ----------        ----------
OPERATING ACTIVITIES
   Insurance Premiums Received                                                          $1,299,170        $1,234,955
   Dividends and Interest Received                                                         577,275           545,432
   Other Operating Receipts                                                                 93,859            84,567
   Insurance Claims and Policy Benefits Paid                                            (1,074,971)       (1,014,121)
   Underwriting, Acquisition and Insurance Operating Costs Paid                           (502,842)         (446,428)
   Interest Paid                                                                           (37,595)          (34,394)
   Other Operating Costs Paid                                                              (51,803)          (45,672)
   Income Taxes Paid                                                                       (56,014)          (86,631)
                                                                                        ----------        ----------

           Net Cash Provided by Operating Activities                                       247,079           237,708
                                                                                        ----------        ----------

INVESTING ACTIVITIES
   Purchases of:
      Fixed Maturities Available-for-Sale                                               (1,186,771)         (932,925)
      Fixed Maturities Held-to-Maturity                                                   (193,226)         (302,343)
      Equities                                                                             (41,532)          (75,246)
      Other Investments                                                                   (121,843)          (81,680)
   Maturities of Fixed Maturities Available-for-Sale                                       235,202           444,514
   Maturities of Fixed Maturities Held-to-Maturity                                           2,622            13,518
   Sales of:
      Fixed Maturities Available-for-Sale                                                  670,121           497,252
      Fixed Maturities Held-to-Maturity                                                      -                 -
      Equities                                                                              79,474            93,408
      Other Investments                                                                     51,639            29,004
   Net (Increase) Decrease in Short-Term Investments                                       (10,255)           12,094
   Finance Receivables Originated or Acquired                                             (240,314)         (131,597)
   Principal Payments Received on Finance Receivables                                      149,573            92,549
   Other                                                                                   (33,773)          (30,094)
                                                                                        ----------        ----------

           Net Cash Used in Investing Activities                                          (639,083)         (371,546)
                                                                                        ----------        ----------

FINANCING ACTIVITIES
   Funds Received Under Deposit Contracts                                                  763,478           500,160
   Return of Funds Held Under Deposit Contracts                                           (405,340)         (380,573)
   Proceeds from Notes and Mortgage Borrowings                                               2,000            15,003
   Repayment of Notes and Mortgage Borrowings                                               (6,617)          (61,920)
   Net Proceeds from Short-Term Borrowings                                                 125,681           110,248
   Common Stock Reacquired                                                                  (3,615)           (5,653)
   Dividends Paid to Stockholders                                                          (73,265)          (66,787)
   Other                                                                                    14,681             3,508
                                                                                        ----------        ----------

           Net Cash Provided by Financing Activities                                       417,003           113,986
                                                                                        ----------        ----------

Net Increase (Decrease) in Cash                                                             24,999           (19,852)
Cash at the Beginning of Period                                                             55,498            65,477
                                                                                        ----------        ----------
Cash at the End of Period                                                               $   80,497        $   45,625
                                                                                        ==========       ==========

                                   (continued)

                       SAFECO CORPORATION AND SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED CASH FLOWS
                                (In Thousands)                      (continued)
-------------------------------------------------------------------------------

                                                                                                    Six Months Ended
                                                                                                         June 30
                                                                                                 ------------------------
                                                                                                   1997           1996
                                                                                                 ---------       --------
Net Income                                                                                       $ 228,737       $216,686
                                                                                                 ---------       --------
Adjustments to Reconcile Net Income to Net Cash
    Provided by Operating Activities:
       Realized Investment Gain                                                                    (40,761)       (52,846)
       Depreciation and Amortization                                                                34,453         30,994
       Amortization of Fixed Maturity Investments                                                  (18,024)       (18,913)
       Deferred Income Tax Expense (Benefit)                                                         8,027         (2,219)
       Interest Expense on Deposit Contracts                                                       224,859        224,055
       Other Adjustments                                                                             1,346            720
       Changes in:
          Losses and Adjustment Expense                                                           (110,056)       (60,903)
          Unearned Premiums                                                                         34,816         32,434
          Life Policy Liabilities                                                                    1,010         (5,244)
          Accrued Income Taxes                                                                       8,799        (15,859)
          Accrued Interest on Accrual Bonds                                                        (23,339)       (19,981)
          Accrued Investment Income                                                                 (6,772)          (660)
          Deferred Policy Acquisition Costs                                                        (12,351)        (9,368)
          Other Assets and Liabilities                                                             (83,665)       (81,188)
                                                                                                 ---------       --------

            Total Adjustments                                                                       18,342         21,022
                                                                                                 ---------       --------

Net Cash Provided by Operating Activities                                                        $ 247,079       $237,708
                                                                                                 =========       ========

SAFECO CORPORATION
------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS
--------------------------------------------------------------------------------

SAFECO Corporation
------------------
Our net income for the first six months of 1997 was $228.7 million or $1.81 per share, compared with $1.72 per share for 1996. If we exclude realized gain from investments, our income was $1.60 per share, compared with $1.45 in 1996.

The following summarized financial information sets forth the contributions of each business segment to our consolidated income:




                                               SIX MONTHS ENDED             THREE MONTHS ENDED
                                                    JUNE 30                        JUNE 30
                                              1997           1996           1997           1996
--------------------------------------------------------------------------------------------------
                                                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Income (Loss) before Realized Gain
and Income Taxes:
   Property and Casualty Insurance:
     Underwriting Gain                      $  30,872      $   6,482      $  23,582      $   4,387
     Net Investment Income                    139,477        140,777         69,077         69,638
                                            ---------      ---------      ---------      ---------
          Total Property and Casualty         170,349        147,259         92,659         74,025
   Life and Health Insurance                   72,842         69,311         35,689         37,302
   Real Estate                                  5,507          6,509          2,751          3,656
   Credit                                       9,837          8,768          5,324          4,711
   Asset Management                             2,448          3,784          1,414          1,088
   Corporate                                   (1,623)        (3,655)        (1,409)        (1,617)
                                            ---------      ---------      ---------      ---------
          Total                               259,360        231,976        136,428        119,165
                                            ---------      ---------      ---------      ---------
Realized Gain (Loss), before Tax, from:
   Security Investments                        40,733         52,888         19,048         20,128
   Real Estate Investments                         28            (42)             9             (5)
                                            ---------      ---------      ---------      ---------
          Total                                40,761         52,846         19,057         20,123
                                            ---------      ---------      ---------      ---------
Income before Income Taxes                    300,121        284,822        155,485        139,288
                                            ---------      ---------      ---------      ---------
Provision for Income Taxes on:
   Income before Realized Gain                 58,102         49,892         31,963         26,278
   Realized Gain                               13,282         18,244          6,310          7,027
                                            ---------      ---------      ---------      ---------
          Total                                71,384         68,136         38,273         33,305
                                            ---------      ---------      ---------      ---------
Net Income                                  $ 228,737      $ 216,686      $ 117,212      $ 105,983
                                            =========      =========      =========      =========
Net Income Per Share of Common Stock:
   Income before Realized Gain              $    1.60      $    1.45      $     .83      $     .74
   Realized Gain                                  .21            .27            .10            .10
                                            ---------      ---------      ---------      ---------
Net Income                                  $    1.81      $    1.72      $     .93      $     .84
                                            =========      =========      =========      =========


                                     --8--

SAFECO CORPORATION
------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS                                 (Continued)
--------------------------------------------------------------------------------

Property and Casualty Insurance
-------------------------------

Property and casualty operations for the first six months of 1997 produced pretax income of $170.3 million before realized gain from investments, compared with $147.3 million for the first six months last year. The company had an underwriting profit of $30.9 million for the first half of 1997, compared with $6.5 million for the same period last year. The second quarter underwriting profit was $23.6 million, compared with profits of $4.4 million for the second quarter last year and $7.3 million last quarter. The combined loss and expense ratio was 97.4 for the first six months, compared with 99.4 last year. Investment income was $139.5 million for the first six months, down 1% from a year ago, primarily as a result of the relatively lower interest rate environment.

Personal auto, our largest line, reported an underwriting profit of $28.5 million for the first six months, compared with a profit of $27.9 million for the first six months last year. The profit for the second quarter was $24.3 million. The number of vehicles insured at the end of June was 7% higher than a year ago. Average loss costs were down slightly during the first six months due to a decline in both the frequency and severity of auto bodily injury claims.

Homeowners had an underwriting loss of $15.6 million for the first six months, compared with a loss of $40.8 million for the first half of 1996. Catastrophe losses for this line were $22 million, compared with $30 million for the first six months a year ago. We are working on several initiatives to continue to improve homeowners' results including a combination of higher prices, increased deductibles and proper insurance to value.

Other personal lines, which provide coverage for earthquake, dwelling fire, inland marine and boats, produced an underwriting profit of $9.7 million for the first six months, compared with a profit of $8.5 million for the first six months last year.

Commercial lines continue to produce results that compare favorably with the industry. For the first six months, commercial lines had an underwriting loss of $3.3 million, operating at a combined ratio of 101.1. This compares with an underwriting loss of $1.2 million for the first six months last year and a combined ratio of 100.4. These strong results reflect our target marketing initiatives, a focus on efficient operations and our ability to deliver value-added service to customers. In addition, we continue to maintain rate adequacy in the face of stiff price competition.

Surety continues to experience excellent results. The profit for this line was $10.0 million for the first six months, compared with a profit of $11.6 million for the first six months last year.

Premiums written for the first six months of 1997 increased 5% over a year ago with personal lines up 6%, commercial lines up 5% and surety down 4%.


                                     --9--

SAFECO CORPORATION
------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS                                 (Continued)
--------------------------------------------------------------------------------

Life and Health Insurance
-------------------------

Our life and health insurance operations produced a pretax profit, before realized gain from investments, of $72.8 million for the first six months of 1997. This compared with $69.3 million for the same period last year. The second quarter profit was $35.7 million, compared to the quarterly record of $37.3 million reported in the second quarter of 1996.

The annuity and retirement services lines' combined six months earnings were $26.4 million, compared with $26.5 million reported for the first half of 1996. Competitive marketplace pressures have kept our profit margins for the annuity and retirement services lines relatively flat during the two reporting periods. Combined assets under management for both lines of business now total $10.3 billion, up from $9.7 billion at year end.

Group insurance profit was $6.8 million for the first six months, compared with $6.0 million reported for the same period last year. Earnings from individual life were $2.6 million for the six months, compared with $2.8 million reported last year at this time.

Real Estate
-----------

SAFECO Properties' pretax income was $5.5 million for the first six months of 1997, compared with $6.5 million in 1996. This decrease in income was principally attributable to land sales not duplicated in 1997.

Our commercial and medical real estate properties continue to perform well, and we are looking forward to our August opening of Redmond Town Center, a 1.4 million square-foot, mixed-use development in Redmond, Washington.

Credit
------

SAFECO Credit Company produced a record pretax profit of $9.8 million for the first six months of 1997, compared with $8.8 million in the first six months of 1996. Pretax income in the second quarter was also a record high at $5.3 million, compared with $4.5 million in the first quarter. The results reflect continuing portfolio growth, low write-off and delinquency experience, and a decreasing operating expense ratio. Non-affiliate receivables and operating leases surpassed $1 billion for the first time, a 19% annualized increase from December 1996.

SAFECO Credit's summarized financial information is as follows (in thousands):

                                JUNE 30       DECEMBER 31
                                  1997           1996
                               ----------     ----------
Finance Receivables            $  913,782     $  829,045
Other Assets                      228,281        238,479
                               ----------     ----------
    Total Assets               $1,142,063     $1,067,524
                               ==========     ==========

Credit Company Borrowings      $  907,660     $  808,750
Other Liabilities                 122,965        152,188
                               ----------     ----------
    Total Liabilities          $1,030,625     $  960,938
                               ==========     ==========

                                SIX MONTHS ENDED JUNE 30
                                  1997           1996
                               ----------     ----------
Revenues                       $   45,523     $   40,404
Expenses                           35,686         31,636
                               ----------     ----------
Income before Income Taxes          9,837          8,768
Provision for Income Taxes          3,463          3,130
                               ----------     ----------
    Net Income                 $    6,374     $    5,638
                               ==========     ==========




                                     --10--

SAFECO CORPORATION
------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS                                 (Continued)
--------------------------------------------------------------------------------

Asset Management
----------------

The pretax income from asset management activities for the first six months of 1997 was $2.4 million. This is the same as last year's results, after excluding a $1.4 million one-time gain recognized in 1996. Our current results reflect continued development costs in our efforts to increase the number of channels through which we sell our products. These efforts contributed to a 41% increase in assets under management since last year, which now total $4.3 billion at June 30, 1997. The new SAFECO U.S. Value Fund began operations during the quarter.

Investment Portfolios
---------------------

The market value of our consolidated bond portfolio was $793 million in excess of amortized cost at June 30, 1997, compared with $419 million at March 31, 1997 and $847 million at December 31, 1996. The market value of our equity securities was $854 million in excess of cost at June 30, 1997, compared with $657 million at December 31, 1996.

Dividend
--------

The second quarter of 1997 dividend paid in July to common stockholders was paid at the rate of $0.32 per share, reflecting a 10.3% increase over the previous payment.

Agreement to Acquire American States Financial Corporation
----------------------------------------------------------

On June 6, 1997, SAFECO Corporation "SAFECO", entered into an Agreement and Plan of Merger dated as of the same date (the "Agreement"), whereby SAFECO will acquire American States Financial Corporation ("ASFC") through a merger of ASFC into a wholly-owned subsidiary of SAFECO (the "Acquisition"). The Agreement was announced on June 9, 1997. The Acquisition will be accounted for using the purchase method of accounting. Pursuant to the Agreement and upon consummation of the Acquisition, each outstanding share of Common Stock of ASFC ("ASFC Common Stock") will be converted into the right to receive $47.00 in cash without interest thereon, for an aggregate cash purchase price of $2.8 billion. In connection with the Agreement, SAFECO has agreed to pay approximately $100 million to Lincoln National Corporation ("LNC"), the holder of approximately
83% of the outstanding ASFC Common Stock, in consideration for LNC's agreement to release ASFC from certain debt obligations and to repay a $200 million term loan from LNC.

SAFECO anticipates a September 30, 1997 closing. Consummation of the Acquisition is subject to certain conditions, including among others, (i) the approval by certain state insurance regulators of the Acquisition, (ii) approval of the holders of ASFC Common Stock (see discussion of Voting Agreement below) and
(iii) compliance with applicable provisions of the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the "HSR Act"). Early termination of the HSR Act waiting period was received on July 15, 1997.

In connection with the Agreement, SAFECO and LNC have also entered into a Voting, Support and Indemnification Agreement, dated June 6, 1997 (the "Voting Agreement"), pursuant to which LNC agreed, among other things, (i) to vote all ASFC Common Stock held by it or any of its subsidiaries in favor of the Acquisition, (ii) to grant SAFECO an irrevocable proxy in all ASFC Common Stock held by it or any of its subsidiaries for purposes of a vote of ASFC Common Stock held to consider the Acquisition, and (iii) to allocate between LNC and SAFECO certain tax and benefits liabilities and assets of ASFC.

SAFECO intends to finance the Acquisition and the repayment of ASFC's obligations to LNC through a combination of long-term debt; internally available funds; 40-year company-obligated mandatorily redeemable trust preferred securities (the "Capital Securities") that are callable after 10 years; commercial paper; and the issuance of common stock. As of August 14, 1997, SAFECO has issued $841.5 million of Capital Securities (net of underwriting compensation) and $200 million of 10-year senior notes (the "Notes") (both financings were completed on July 15, 1997). Both the Capital Securities and the Notes were issued as private placements under Rule 144A of the Securities Act, with attached registration rights.



                                     --11--

SAFECO CORPORATION
------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS                                 (Continued)
--------------------------------------------------------------------------------

The additional funds to finance the Acquisition and the repayment of ASFC's obligations to LNC are expected to come from the issuance of approximately $707 million of commercial paper, $148.5 million of Capital Securities (net of underwriting compensation), a $600 million extraordinary dividend from SAFECO's property and casualty subsidiaries and $627 million of SAFECO common stock (net of underwriting compensation). SAFECO has available a credit facility from a bank syndicate that allows it to borrow or use to back up commercial paper for up to $1.6 billion for financing the Acquisition.

Certain portions of SAFECO's financing plan are not expected to be consummated until later in 1997. SAFECO may determine to offer other securities or pursue other forms of financing in lieu of certain of the offerings or borrowings described above, or to increase or decrease the individual amounts of such offerings and borrowings.

Coincident with the Acquisition of ASFC and the related financings, Moody's and Standard & Poor's issued revised ratings for SAFECO's senior debt and for the insurance subsidiaries' financial strength/claims paying ability. Also rated were SAFECO's Capital Securities and commercial paper. A.M. Best's current financial strength ratings of A++ for SAFECO's property and casualty and life subsidiaries are under review pending the close of the Acquisition of ASFC.

The following table summarizes SAFECO's current ratings:

                                                 A.M.      Duff &              Standard &
                                                 Best      Phelps    Moody's     Poor's
                                                 ----      ------    -------     ------
SAFECO Corporation:
 Senior Debt                                      --         --        A3         A+
 Capital Securities                               --         --        a3         A
 Commercial Paper                                 --        D-1        P-2        A-1

Financial Strength/Claims Paying Ability:
 Property and Casualty Subsidiaries              A++         --        A1         AA+
 Life Subsidiaries                               A++         --        A1         AA

The revised ratings are lower due to the financing related to the ASFC Acquisition, yet remain strong -- reflecting our overall modest use of debt and solid balance sheet.




                                     --12--

SAFECO CORPORATION
------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS                                 (Continued)
--------------------------------------------------------------------------------

Other -- Footnotes
------------------

The following additional footnote disclosure relates to new accounting standards.

Nature of Operations and Summary of Significant Accounting Policies -- New Accounting Standards
--------------------

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

         In June of 1997, the FASB issued Statement 130, "Reporting Comprehensive Income". Statement 130 is effective for fiscal years beginning after December 15, 1997 and SAFECO will adopt it in the first quarter of 1998. Adoption will have no effect on net income but will require the reporting of "comprehensive income," which will include net income and certain items currently reported in stockholders' equity.

         The FASB issued Statement 131, "Disclosures about Segments of an Enterprise and Related Information" in June of 1997. Statement 131 changes the way companies report information about business segments in annual financial statements and requires the reporting of selected segment information in interim reports. This Statement is effective for financial statements for periods beginning after December 15, 1997 except that providing interim information in the initial year (1998) may be deferred until 1999. SAFECO plans on providing the required segment information in its 1998 annual report and in its interim reports beginning in 1999. This Statement has no effect on net income.


                                     --13--

SAFECO CORPORATION
------------------

Part II - Other Information
--------------------------------------------------------------------------------

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

        The Annual Meeting of Shareholders of SAFECO Corporation was held May 7, 1997. SAFECO shareholders elected five nominees to the Board of Directors by the votes shown below. The terms of all of the nominees elected will expire in 2000 with the exception of Mr. Cline, whose term will expire in 1998. There were no broker non-votes with respect to any of the nominees.

                                                For              Withheld
                                                ---              --------
               Robert S. Cline              117,033,556           243,566
               Joshua Green III             117,058,476           218,646
               William G. Reed, Jr.         117,054,996           222,126
               Judith M. Runstad            115,992,460         1,284,662
               George H. Weyerhaeuser       117,023,215           253,907

        Continuing as Directors are Roger H. Eigsti, John W. Ellis and William
        W. Krippaehne, Jr., whose terms expire in 1998; and Phyllis J. Campbell, Boh A. Dickey, William P. Gerberding and Paul W. Skinner, whose terms expire in 1999.

        The proposal to amend Article V of the Corporation's Restated Articles of Incorporation regarding directors elected to fill vacancies on the Board of Directors was adopted by the favorable vote of 114,160,499 shares, with 2,751,524 shares voted "against" and 365, 099 shares abstaining. There were no broker non-votes with respect to the proposal.

        The proposal to amend Article II of the Corporation's Bylaws regarding directors elected to fill vacancies on the Board of Directors was adopted by the favorable vote of 114,170,807 shares, with 2,737,844 shares voted "against" and 368,471 shares abstaining.
        There were no broker non-votes with respect to the proposal.

        The proposal to amend Article XII of the Corporation's Bylaws to provide broader indemnification to directors and officers than available under the current Bylaws was adopted by the favorable vote of 115,469,203 shares, with 624,845 shares voted "against" and 1,183,074 abstaining. There were no broker non-votes with respect to the proposal.

        The proposal to adopt the SAFECO Long-Term Incentive Plan of 1997 was adopted by the favorable vote of 108,201,842 shares, with 7,755,388 shares voted "against" and 1,319,892 shares abstaining. There were no broker non-votes with respect to the proposal.



                                     --14--

SAFECO CORPORATION
------------------

Part II - Other Information                                          (Continued)
--------------------------------------------------------------------------------

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

        (a)Exhibits:*

           Exhibit 2.1   Agreement and Plan of Merger dated as of June 6,
                         1997 by and among American States Financial
                         Corporation, SAFECO Corporation ("SAFECO") and ASFC Acquisition Co. (filed as Exhibit 2.1 to SAFECO's Report on Form 8-K dated June 6, 1997 and incorporated herein by reference).

           Exhibit 2.2 Voting, Support, and Indemnification Agreement, dated June 6, 1997, by and among SAFECO and Lincoln National Corporation (filed as Exhibit 2.1 to SAFECO's
                         Schedule 13D dated June 6, 1997 and incorporated herein by reference).

           Exhibit 3.1   Bylaws (as last amended May 7, 1997).

           Exhibit 3.2   Restated Articles of Incorporation (as amended May 7,
                         1997).

           Exhibit 4.1 SAFECO agrees to furnish the Securities and Exchange Commission, upon request, with copies of all instruments defining rights of holders of long-term debt of SAFECO and its consolidated subsidiaries.

           Exhibit 4.2 Indenture, dated as of July 15, 1997, between SAFECO and The Chase Manhattan Bank, as Trustee.

           Exhibit 4.3 Form of Junior Subordinated Deferrable Interest Debenture (included in the Indenture included herein as Exhibit 4.2).

           Exhibit 4.4 Certificate of Trust of SAFECO Capital Trust I (the "Trust") dated June 18, 1997.

           Exhibit 4.5   Amended and Restated Declaration of Trust of the
                         Trust, dated as of July 15, 1997, among SAFECO, as sponsor, the Administrators thereof, The Chase Manhattan Bank Delaware, as Delaware Trustee, the Chase Manhattan Bank as Property Trustee and the holders from time to time of undivided interests in the assets of the Trust.

           Exhibit 4.6 Form of Capital Security Certificate for Trust (included in the Amended and Restated Declaration of Trust included herein as Exhibit 4.5).

           Exhibit 4.7 Capital Securities Guarantee Agreement, dated as of July 15, 1997, between SAFECO and The Chase Manhattan Bank, as Guarantee Trustee.

           Exhibit 10.1 The SAFECO Long-Term Incentive Plan of 1997 filed as Exhibit 99.1 to the Registration Statement on Form S-8 (No. 333-26393) dated May 2, 1997, is incorporated herein by reference.

           Exhibit 10.2  Registration Rights Agreement, dated July 15,
                         1997, among SAFECO, the Trust and Smith Barney, Inc., Salomon Brothers, Inc., and Bancamerica Securities, Inc., as Initial Purchasers.

                                     --15--

SAFECO CORPORATION
------------------

Part II - Other Information                                          (Continued)
--------------------------------------------------------------------------------

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

        (a) Exhibits:* (continued)

           Exhibit 10.3  Registration Rights Agreement, dated July 15,
                         1997, between SAFECO and Smith Barney, Inc., as Initial Purchaser.

           Exhibit 27 Financial Data Schedule. (This exhibit is included only in the electronic EDGAR filing version of this 10-Q. The Financial Data Schedule is not a separate financial statement but a schedule that summarizes certain standard financial information extracted directly from the financial statements in this filing.)

       (b) Reports on Form 8-K

           The Registrant filed one report on Form 8-K during the quarter ended June 30, 1997, under Item 5 (Other Items) and Item 7 (Financial Statements and Exhibits), dated June 6, 1997. This Report relates to the Registrant's planned acquisition of American States Financial Corporation.







* Copies of Exhibits are available without charge by making a written request to:

           Rod A. Pierson,
           Senior Vice President and Chief Financial Officer
           SAFECO Corporation
           SAFECO Plaza
           Seattle, Washington 98185

                                     --16--