Form 10-Q
period 1997-09-30
SAFECO CORP
filed 1997-11-13
CIK 86104

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1997.

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


                                 (206) 545-5000
                                   (Telephone)



                    141,148,266 shares of no par value common
                  stock were outstanding at November 10, 1997



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


Part I - Financial Information *                                           Page
                                                                           ----

     Item 1 Financial Statements:
            Consolidated Balance Sheet,                                      3
              September 30, 1997 and December 31, 1996
            Statement of Consolidated Income and Retained Earnings           5
              for the Quarters and Nine Months Ended
              September 30, 1997 and 1996
            Statement of Consolidated Cash Flows                             6
              for the Nine Months Ended September 30, 1997 and 1996

     Item 2 Management's Discussion and Analysis                             8

Part II - Other Information

     Item 6 Exhibits and Reports on Form 8-K                                14

 *The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q. In the opinion of management, they include all adjustments (none of which were other than normal and recurring adjustments) which are necessary for a fair presentation of results for the interim periods. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Corporation's Form 10-K for the year ended December 31, 1996 which has previously been filed with the Commission.

                                   SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          SAFECO CORPORATION
                                          ------------------------------
                                          Registrant

                                          ROD A. PIERSON
                                          ------------------------------
                                          Rod A. Pierson
                                          Senior Vice President
           Dated November 13, 1997        and Chief Financial Officer

                                          H. PAUL LOWBER
                                          ------------------------------
                                          H. Paul Lowber
                                          Vice President, Controller and
           Dated November 13, 1997        and Chief Accounting Officer

                       SAFECO CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  (In Millions)
--------------------------------------------------------------------------------


                                                               September 30   December 31
                    ASSETS                                       1997             1996
                   ---------                                  ------------    -------------

Investments:

   Fixed Maturities Available-for-Sale, at Market Value
     (Amortized cost:  1997 - $11,323.4; 1996 -$11,270.5)     $ 12,154.1       $    11,936.3

   Fixed Maturities Held-to-Maturity, at Amortized Cost
     (Market value:  1997 - $3,005.2; 1996 - $2,670.0)           2,705.0             2,488.3

   Marketable Equity Securities, at Market Value
     (Cost:  1997 - $518.2; 1996 - $641.8)                       1,403.5             1,298.8

   Mortgage Loans                                                  470.1               448.0

   Real Estate (At cost less accumulated depreciation)             608.9               554.0

   Policy Loans                                                     60.0                58.2

   Short-Term Investments                                        3,312.8               105.9
                                                                --------            --------

          Total Investments                                     20,714.4            16,889.5


Cash                                                                92.3                55.5

Accrued Investment Income                                          249.2               240.8

Finance Receivables                                                929.4               829.0

Premiums and Other Service Fees Receivable                         501.1               467.2

Other Notes and Accounts Receivable                                 41.0                42.4

Reinsurance Recoverables                                           134.3               137.5

Deferred Policy Acquisition Costs                                  407.3               396.1

Land, Buildings and Equipment for Company Use
     (At cost less accumulated depreciation)                       174.8               171.3

Other Assets                                                       237.9               197.2

Separate Account Assets                                            763.1               491.2
                                                                --------            --------


          TOTAL                                               $ 24,244.8           $19,917.7
                                                              ==========           +========


                                   (continued)

                       SAFECO CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                            (In Millions) (continued)
--------------------------------------------------------------------------------

                                                                      September 30   December 31
          LIABILITIES AND SHAREHOLDERS' EQUITY                          1997             1996
          ------------------------------------                      -------------   -----------


Losses and Adjustment Expense                                       $     1,998.0    $ 2,088.3
Life Policy Liabilities                                                     150.5        149.6
Unearned Premiums                                                         1,010.8        946.9
Funds Held Under Deposit Contracts                                       10,617.9      9,792.7
Debt:
   Credit Company Borrowings ($849.9 maturing within one year)              890.8        808.8
   7.875% Notes Due 2005                                                    200.0        200.0
   6.875% Notes Due 2007                                                    200.0           --
   Other ($1,557.0 maturing within one year)                              1,732.1        224.7
Other Liabilities                                                           674.7        678.9
Federal and Canadian Income Taxes:
   Current                                                                   23.3          3.5
   Deferred (Includes tax on unrealized appreciation
     of investment securities:
     1997 - $589.9; 1996 - $456.3)                                          549.2        417.8
Separate Account Liabilities                                                763.1        491.2
                                                                    -------------   ----------
          Total Liabilities                                              18,810.4     15,802.4

Corporation-obligated, mandatorily redeemable capital securities of subsidiary trust holding solely junior subordinated debentures
   of the Corporation ("8.072% Capital Securities")                         841.6           --
                                                                    -------------   ----------

Preferred Stock, No Par Value:
   Shares Authorized: 10
   Shares Issued and Outstanding:  None                                        --           --

Common Stock, No Par Value:
   Shares Authorized: 300
   Shares Reserved for Options:
     1997 - 7.5; 1996 - 3.3
   Shares Issued and Outstanding:
     1997 - 126.3; 1996 - 126.3                                             231.3        225.3

Retained Earnings                                                         3,265.9      3,042.2

Unrealized Appreciation of Investment Securities, Net of Tax              1,099.5        851.4

Unrealized Loss from Foreign Currency Translation, Net of Tax                (3.9)        (3.6)
                                                                    -------------   ----------

          Total Shareholders' Equity                                      4,592.8      4,115.3
                                                                    -------------   ----------

          TOTAL                                                     $    24,244.8   $ 19,917.7
                                                                    =============   ==========

                       SAFECO CORPORATION AND SUBSIDIARIES
             STATEMENT OF CONSOLIDATED INCOME AND RETAINED EARNINGS
                     (In Millions Except Per Share Amounts)
-------------------------------------------------------------------------------

                                                           Nine Months Ended        Three Months Ended
                                                              September 30              September 30
                                                       ------------------------  ------------------------
                                                          1997          1996        1997          1996
                                                       ----------    ----------  ----------    ----------

REVENUES:
   Insurance:
     Property and Casualty Earned Premiums             $   1,789.6  $   1,688.9  $     613.2  $     576.6
     Life and Health Premiums and Other Revenues             204.0        199.0         69.0         66.7
                                                       -----------  -----------  -----------  -----------
       Total                                               1,993.6      1,887.9        682.2        643.3
   Real Estate                                                51.3         57.1         18.6         17.5
   Finance                                                    63.3         56.0         22.4         19.3
   Asset Management                                           18.7         16.5          6.9          5.2
   Other                                                      38.2         28.5         13.2          9.8
   Net Investment Income                                     887.5        830.6        303.8        280.7
   Realized Investment Gain                                  105.6         69.5         64.8         16.7
                                                       -----------  -----------  -----------  -----------
       Total                                               3,158.2      2,946.1      1,111.9        992.5
                                                       -----------  -----------  -----------  -----------

EXPENSES:
   Losses, Adjustment Expense and Policy Benefits          1,866.6      1,748.8        656.3        581.1
   Commissions                                               348.4        312.6        121.8        111.2
   Personnel Costs                                           225.8        202.5         77.6         69.2
   Interest                                                   61.5         53.9         24.1         18.5
   Other                                                     210.9        207.6         74.2         66.8
   Amortization of Deferred Policy Acquisition Costs         339.3        316.3        116.2        109.5
   Deferral of Policy Acquisition Costs                     (362.0)      (334.6)      (125.8)      (118.0)
                                                       -----------  -----------  -----------  -----------
       Total                                               2,690.5      2,507.1        944.4        838.3
                                                       -----------  -----------  -----------  -----------

Income before Income Taxes                                   467.7        439.0        167.5        154.2
                                                       -----------  -----------  -----------  -----------

Provision (Benefit) for Federal
   and Canadian Income Taxes:
     Current                                                 115.7         99.6         52.3         29.2
     Deferred                                                 (2.0)         6.7        (10.0)         9.0
                                                       -----------  -----------  -----------  -----------
       Total                                                 113.7        106.3         42.3         38.2
                                                       -----------  -----------  -----------  -----------

Income before Distributions on Capital Securities            354.0        332.7        125.2        116.0

Distributions on Capital Securities, Net of Tax                3.5         --            3.5         --
                                                       -----------  -----------  -----------  -----------

Net Income                                                   350.5        332.7        121.7        116.0

Retained Earnings, Beginning of Period                     3,042.2      2,755.5      3,190.4      2,896.9
Amortization of Commission on Capital Securities              (0.1)        --           (0.1)        --
Dividends Declared                                          (117.5)      (106.5)       (40.4)       (36.6)
Common Stock Reacquired                                       (9.2)        (6.1)        (5.7)        (0.7)
                                                       -----------  -----------  -----------  -----------
Retained Earnings, End of Period                       $   3,265.9  $   2,975.6  $   3,265.9  $   2,975.6
                                                       ===========  ===========  ===========  ===========

Net Income Per Share of Common Stock                   $      2.77  $      2.64  $      0.96  $      0.92
                                                       ===========  ===========  ===========  ===========

Dividends Paid to Common Shareholders                  $      0.90  $      0.82  $      0.32  $      0.29
                                                       ===========  ===========  ===========  ===========

Average Number of Shares Outstanding
   During the Period                                         126.3        126.0        126.3        126.1
                                                       ===========  ===========  ===========  ===========


Income per share of common stock is based on the average number of common shares outstanding. Stock options do not have a significant dilutive effect on income per share.

                       SAFECO CORPORATION AND SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED CASH FLOWS
                                  (In Millions)
--------------------------------------------------------------------------------

                                                                         Nine Months Ended
                                                                            September 30
                                                                     ---------------------------
                                                                        1997           1996
                                                                     ----------    ----------
OPERATING ACTIVITIES
   Insurance Premiums Received                                       $  1,978.5     $  1,891.6
   Dividends and Interest Received                                        887.2          818.4
   Other Operating Receipts                                               147.0          131.1
   Insurance Claims and Policy Benefits Paid                           (1,596.1)      (1,516.9)
   Underwriting, Acquisition and Insurance Operating Costs Paid          (702.5)        (625.6)
   Interest Paid                                                          (50.1)         (45.1)
   Other Operating Costs Paid                                             (75.7)         (65.6)
   Income Taxes Paid                                                      (95.1)        (118.2)
                                                                     ----------     ----------

           Net Cash Provided by Operating Activities                      493.2          469.7
                                                                     ----------     ----------

INVESTING ACTIVITIES
   Purchases of:
      Fixed Maturities Available-for-Sale                              (1,693.6)      (1,475.6)
      Fixed Maturities Held-to-Maturity                                  (198.0)        (402.8)
      Equities                                                            (53.5)        (114.6)
      Other Investments                                                  (177.7)        (132.8)
   Maturities of Fixed Maturities Available-for-Sale                      451.7          571.6
   Maturities of Fixed Maturities Held-to-Maturity                          3.2           14.2
   Sales of:
      Fixed Maturities Available-for-Sale                               1,265.4          744.5
      Fixed Maturities Held-to-Maturity                                      --             --
      Equities                                                            278.4          136.0
      Other Investments                                                    69.5           42.6
   Net (Increase) Decrease in Short-Term Investments                   (3,211.2)          29.3
   Finance Receivables Originated or Acquired                            (341.1)        (274.9)
   Principal Payments Received on Finance Receivables                     230.5          197.7
   Other                                                                  (65.7)         (44.9)
                                                                     ----------    -----------

           Net Cash Used in Investing Activities                       (3,442.1)        (709.7)
                                                                     ----------    -----------

FINANCING ACTIVITIES
   Funds Received Under Deposit Contracts                               1,071.9          821.9
   Return of Funds Held Under Deposit Contracts                          (639.1)        (575.8)
   Proceeds from Notes and Mortgage Borrowings                            207.2           15.0
   Repayment of Notes and Mortgage Borrowings                              (7.9)         (76.9)
   Net Proceeds from Short-Term Borrowings                              1,628.9          153.8
   Proceeds from Capital Securities                                       832.2            --
   Common Stock Reacquired                                                 (9.6)          (6.4)
   Dividends Paid to Stockholders                                        (113.7)        (103.3)
   Other                                                                   15.8            3.5
                                                                     ----------     ----------

           Net Cash Provided by Financing Activities                    2,985.7          231.8
                                                                     ----------     ----------

Net Increase (Decrease) in Cash                                            36.8           (8.2)
Cash at the Beginning of Period                                            55.5           65.5
                                                                     ----------     ----------
Cash at the End of Period                                            $     92.3     $     57.3
                                                                     ==========     ==========

                                  (continued)

                       SAFECO CORPORATION AND SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED CASH FLOWS
                                   (In Millions)                   (continued)
--------------------------------------------------------------------------------

                                                                Nine Months Ended
                                                                   September 30
                                                            ------------------------
                                                               1997           1996
                                                            ----------     ---------

Net Income                                                  $    350.5     $   332.7
                                                            ----------     ---------

Adjustments to Reconcile Net Income to Net Cash
    Provided by Operating Activities:
       Realized Investment Gain                                 (105.6)        (69.5)
       Depreciation and Amortization                              55.8          46.2
       Amortization of Fixed Maturity Investments                (27.4)        (28.3)
       Deferred Income Tax Expense (Benefit)                      (2.0)          6.7
       Interest Expense on Deposit Contracts                     335.7         340.5
       Other Adjustments                                           2.2           2.0
       Changes in:
          Losses and Adjustment Expense                          (90.3)        (98.8)
          Life Policy Liabilities                                  0.9          (4.0)
          Unearned Premiums                                       63.9          60.4
          Accrued Income Taxes                                    19.8         (18.4)
          Accrued Interest on Accrual Bonds                      (35.3)        (31.5)
          Accrued Investment Income                               (8.4)         (7.9)
          Deferred Policy Acquisition Costs                      (22.7)        (18.1)
          Other Assets and Liabilities                           (43.9)        (42.3)
                                                            -----------    ---------

          Total Adjustments                                    142.7           137.0
                                                            -----------    ---------

Net Cash Provided by Operating Activities                   $  493.2       $   469.7
                                                            ===========    =========

SAFECO  CORPORATION

MANAGEMENT'S DISCUSSION AND ANALYSIS                                 (Continued)
--------------------------------------------------------------------------------

SAFECO Corporation

Our net income for the first nine months of 1997 was $350.5 million or $2.77 per share, compared with $2.64 per share for 1996. If we exclude realized gain from investments, our income was $2.23 per share, compared with $2.28 per share in 1996.

The following summarized financial information sets forth the contributions of each business segment to our consolidated income.


                                              NINE MONTHS ENDED       THREE MONTHS ENDED
                                                 SEPTEMBER 30             SEPTEMBER 30
                                             1997           1996        1997        1996
----------------------------------------------------------------------------------------
                                                   (IN MILLIONS EXCEPT PER SHARE AMOUNTS)
Income (Loss) before Realized Gain
and Income Taxes:
   Property and Casualty Insurance:
     Underwriting Gain (Loss)             $    19.2    $    31.9    $   (11.7)   $    25.4
     Net Investment Income                    210.3        211.2         70.9         70.4
                                          ---------    ---------    ---------    ---------
        Total Property and Casualty           229.5        243.1         59.2         95.8
   Life and Health Insurance                  108.4        103.6         35.5         34.3
   Real Estate                                  7.2          9.7          1.7          3.2
   Credit                                      15.6         14.0          5.8          5.3
   Asset Management                             4.3          5.2          1.9          1.4
   Corporate                                   (2.9)        (6.1)        (1.4)        (2.5)
                                          ---------    ---------    ---------    ---------
        Total                                 362.1        369.5        102.7        137.5

Realized Investment Gain before Tax           105.6         69.5         64.8         16.7
                                          ---------    ---------    ---------    ---------
Income before Income Taxes                    467.7        439.0        167.5        154.2
                                          ---------    ---------    ---------    ---------
Provision for Income Taxes on:
   Income before Realized Gain                 77.6         82.1         19.5         32.3
   Realized Investment Gain                    36.1         24.2         22.8          5.9
                                          ---------    ---------    ---------    ---------
        Total                                 113.7        106.3         42.3         38.2
                                          ---------    ---------    ---------    ---------
Income before Distributions on
   Capital Securities                         354.0        332.7        125.2        116.0

Distributions on Capital Securities,
   Net of Tax                                   3.5         --            3.5         --
                                          ---------    ---------    ---------    ---------
Net Income                                $   350.5    $   332.7    $   121.7    $   116.0
                                          =========    =========    =========    =========
Net Income Per Share of Common Stock:
   Income before Realized Gain            $    2.23    $    2.28    $     .63    $     .83
Realized Gain                                   .54          .36          .33          .09
                                          ---------    ---------    ---------    ---------
Net Income                                $    2.77    $    2.64    $     .96    $     .92
                                          =========    =========    =========    =========

SAFECO  CORPORATION

MANAGEMENT'S DISCUSSION AND ANALYSIS                                 (Continued)
--------------------------------------------------------------------------------


Property and Casualty Insurance

Property and casualty operations for the first nine months of 1997 produced pretax income of $229.5 million before realized gain from investments, compared with $243.1 million for the first nine months last year. The company had an underwriting profit of $19.2 million for the first nine months, compared with $31.9 million for the same period last year. The third quarter produced an underwriting loss of $11.7 million. This compares with profits of $25.4 million for the third quarter last year and $23.6 million last quarter. The combined loss and expense ratio was 98.9 for the first nine months and 101.9 for the third quarter only. This compares with 98.1 for the first nine months last year and 95.6 for the third quarter a year ago. Investment income was $210.3 million, down less than 1% from a year ago.

Personal auto, our largest line, reported an underwriting profit of $35.3 million for the first nine months, compared with a profit of $46.1 million for the first nine months last year. The profit for the third quarter was $6.8 million. The number of vehicles insured at the end of September was 8% higher than a year ago. Average loss costs were down slightly during the first nine months due to a decline in both the frequency and severity of auto bodily injury claims.

Homeowners had an underwriting loss of $21.0 million for the first nine months, compared with a loss of $57.3 million for the first nine months of 1996. Catastrophe losses for this line were $31 million, compared with $45 million for the first nine months a year ago. We are working on several initiatives to continue to improve homeowners' results through a combination of higher prices, increased deductibles and proper insurance to value.

Other personal lines, which provide coverage for earthquake, dwelling fire, inland marine and boats, produced an underwriting profit of $10.9 million for the first nine months, compared with a profit of $13.7 million for the first nine months last year.

Commercial lines produced an underwriting loss of $22.1 million during the third quarter operating at a combined ratio of 114.3. For the first nine months, the underwriting loss was $25.4 million, and the combined ratio was 105.6. By comparison, commercial lines reported an underwriting profit of $10.3 million for the first nine months last year and a combined ratio of 97.6. The current year results reflect increased price competition for workers' compensation business and several unusually large losses during the third quarter. Also, the results for the prior year and first six months of 1997 were favorably impacted by claims settled for less than had been reserved.

Surety continues to experience excellent results. The profit for this line was $16.5 million for the first nine months, compared with a profit of $18.3 million for the first nine months last year.

Premiums written for the first nine months increased 5% over a year ago with personal lines up 6% and commercial lines up 4%.

SAFECO  CORPORATION

MANAGEMENT'S DISCUSSION AND ANALYSIS                                 (Continued)
--------------------------------------------------------------------------------

Life and Health Insurance

Our life and health insurance operations produced a pretax profit, before realized gain from investments, of $108.4 million for the first nine months of 1997. This compares with $103.6 million for the same period last year. The third quarter profit was $35.5 million, compared to $34.3 million reported in the third quarter of 1996.

Combined nine months earnings for the annuity and retirement services lines were $40.4 million, compared with $38.7 million reported for the first nine months of 1996. Low market interest rates and competitive pressures continue to affect our profit margins for the annuity and retirement services lines. Combined assets under management for both lines of business now total $10.6 billion, up from the $9.7 billion at year end.

On September 3, 1997 we announced a strategic alliance to distribute SAFECO Life annuities through Washington Mutual Inc.'s multi-state banking network. As a part of the alliance, we will acquire Washington Mutual's insurance subsidiary, WM Life Insurance Company, which had assets of $1.1 billion as of June 30, 1997. The $140 million acquisition is expected to be completed by year-end, and will be treated as a purchase for accounting purposes.

Real Estate

SAFECO Properties' pretax income before realized investment loss was $7.2 million for the first nine months of 1997, compared with $9.7 million in 1996. This decrease is primarily attributable to 1996 land sales not duplicated in 1997 and to the expensing of the carrying costs on a regional shopping center being renovated. Included in Realized Investment Gains in the Statement of Consolidated Income is a $28.5 million loss resulting from the writedown of a development property located in Palm Desert, California, which we have decided to sell, rather than continue development on. The sale is expected to be completed in the fourth quarter of 1997.

Our commercial and medical real estate operating properties continue to produce solid results. In addition, Redmond Town Center, our 1.4 million square-foot, mixed-use development in Redmond, Washington, celebrated its grand opening on September 18.

SAFECO  CORPORATION

MANAGEMENT'S DISCUSSION AND ANALYSIS                                 (Continued)
--------------------------------------------------------------------------------

Credit

SAFECO Credit Company produced a record pretax profit of $15.6 million for the first nine months of 1997, compared with $14.0 million in the first nine months of 1996. Pretax income in the third quarter was also a quarterly high at $5.8 million, compared with $5.3 million in the second quarter. The results reflect continuing portfolio growth, low write-off and delinquency experience, and a decreasing operating expense ratio. Non-affiliate receivables and operating leases total $1.0 billion, representing a 16% annualized increase during 1997.

SAFECO Credit's summarized financial information is as follows (in millions):


                                          SEPTEMBER 30    DECEMBER 31
                                             1997             1996
                                         ----------       ----------
Finance Receivables                      $    929.4       $    829.0
Other Assets                                  248.2            238.5
                                         ----------       ----------
  Total Assets                           $  1,177.6       $  1,067.5
                                         ----------       ----------

Credit Company Borrowings                $    890.8       $    808.8
Other Liabilities                             172.0            152.2
                                         ----------       ----------
  Total Liabilities                      $  1,062.8       $    961.0
                                         ==========       ==========

                                       NINE MONTHS ENDED SEPTEMBER 30
                                             1997             1996
                                         ----------       ----------

Revenues                                 $     70.5       $     62.0
Expenses                                       54.9             48.0
                                         ----------       ----------
Income before Income Taxes                     15.6             14.0
Provision for Income Taxes                      5.0              5.1
                                         ----------       ----------
  Net Income                             $     10.6       $      8.9
                                         ==========       ==========




Asset Management

The pretax income from asset management activities for the first nine months of 1997 was $4.3 million. This is higher than the $3.8 million earned during the same period last year, after excluding a $1.4 million one-time gain recognized in 1996. Our current results reflect continued development costs in our efforts to increase the number of channels through which we sell our products. These efforts contributed to a 52% increase in assets under management since last year, which total a record $4.8 billion at September 30, 1997.

Investment Portfolios

During the quarter, we recognized a significant amount of gains on sale of investments. This was a result of the liquidation of approximately $600 million of our securities portfolio, which was used in the acquisition of American States Financial Corporation.

The market value of our consolidated bond portfolio was $1.1 billion in excess of amortized cost at September 30, 1997, compared with $847 million at December 31, 1996. The market value of our equity securities portfolio was $885 million in excess of cost at September 30, 1997.

SAFECO  CORPORATION

MANAGEMENT'S DISCUSSION AND ANALYSIS                                 (Continued)
--------------------------------------------------------------------------------

Acquisition of American States Financial Corporation

Effective October 1, 1997, SAFECO acquired American States Financial Corporation ("American States") through the merger of American States with a newly formed subsidiary of SAFECO. The acquisition is being treated as a purchase for accounting purposes. In connection with the acquisition, each share of outstanding common stock of American States was converted into the right to receive $47.00 in cash, for an aggregate purchase price of $2,822.4 million. SAFECO also repaid approximately $300 million of outstanding debt obligations of American States. We financed the purchase price for the acquisition from various sources, including proceeds from the issuance on July 15, 1997 of $200 million aggregate principal amount of 10-year 6.875% senior notes (the "Notes") and $841.5 million (net of underwriting compensation) aggregate liquidation amount of 40-year 8.072% Capital Securities by a subsidiary trust (these Capital Securities are callable by SAFECO after 10 years).

In late September 1997, we issued $1,500 million of commercial paper and also liquidated securities in our property and casualty portfolio throughout the quarter, which raised approximately $600 million, which was dividended to SAFECO Corporation on September 30, 1997. Proceeds from these various sources of funds were invested in short-term, highly-liquid investments and subsequently used on October 1, 1997 for the acquisition and repayment of debt related to American States. SAFECO, through a subsidiary trust, may issue an additional $150 aggregate liquidation amount of capital securities later in 1997 to retire a like amount of commercial paper.

On October 15, 1997, in a secondary offering we issued 13.0 million shares of SAFECO common stock, receiving net proceeds of $595.5 million. The proceeds have been used to pay off commercial paper that matured in late October 1997. The underwriters of this stock offering exercised their overallotment option on November 6, 1997, resulting in the issuance of an additional 1.8 million shares, with net proceeds to SAFECO of $82.5 million. The proceeds will be used to pay off a like amount of commercial paper.

SAFECO expects to close in the fourth quarter of 1997 exchange offerings for the Notes and Capital Securities which will replace the original private placements under Rule 144A of the Securities Act of 1933 with registered securities.

The fourth quarter of 1997 will be the first quarter that SAFECO and American States will operate as a combined entity.

Coincident with the acquisition of American States and the related financings, A.M. Best, Moody's and Standard & Poor's issued revised ratings for SAFECO's senior debt and for the insurance subsidiaries' financial strength/claims paying ability. Also rated were SAFECO's Capital Securities and commercial paper.

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
  Commercial Paper                              --       D-1       P-2       A-1

Financial Strength/Claims Paying Ability:
  Property and Casualty Subsidiaries*           A+        --       A1        AA+
  Life Subsidiaries*                            A+        --       A1        AA

The revised ratings are lower due to the financing related to the American States acquisition, yet remain strong -- reflecting our overall modest use of debt and solid balance sheet.


*Excludes American States subsidiaries.

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

SAFECO  CORPORATION

Part II - Other Information
--------------------------------------------------------------------------------

Item 6. Exhibits and Reports on Form 8-K

       (a) Exhibits:

           Exhibit 4.1 - Indenture, dated as of July 15, 1997, between SAFECO and The Chase Manhattan Band as Trustee (filed as
                         Exhibit 4.2 to SAFECO Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference).

           Exhibit 4.2 - Form of Junior Subordinated Deferrable Interest
                         Debenture (included in Exhibit 4.1).

           Exhibit 4.3 - Amended and Restated Declaration of Trust of SAFECO
                         Capital Trust I (the "Trust"), dated as of July 15, 1997, among SAFECO, as sponsor, the Administrators thereof. The Chase Manhattan Bank Delaware, as Delaware Trustee, the Chase Manhattan Bank as Property Trustee and the holders from time to time of undivided Interests in the assets of the Trust (filed as Exhibit
                         4.5 to SAFECO Corporation's Quarterly Report on
                         Form 10-Q for the quarter ended june 30, 1997 and incorporated herein by reference).

           Exhibit 4.4 - Form of Capital Security Certificate for Trust
                         (included in Exhibit 4.3).

           Exhibit 4.5 - Capital Securities Guarantee Agreement, dated as July
                         15, 1997, between SAFECO and The Chase Manhattan Bank, as Guarantee Trustee (filed as Exhibit 4.7 to SAFECO Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference).

           Exhibit 10.1- Registration Rights Agreement, dated July 15, 1997, among SAFECO, the Trust and Smith Barney, Inc., Salomon Brothers, Inc., and Bancamerica Securities, Inc., as Initial Purchasers (filed as Exhibit 10.2 to SAFECO Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference).

           Exhibit 10.2- Registration Rights Agreement, dated July 15, 1997, between SAFECO and Smith Barney, Inc., as Initial Purchaser (filed as Exhibit 10.3 to SAFECO Corporation's Quarterly Report of Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference).

           Exhibit 27  - Financial Data Schedule. (This exhibit is included only in the electronic EDGAR filing version of this 10-Q. The Financial Data Schedule is not a separate financial statement but a schedule that summarizes certain standard financial information extracted directly from the financial statements in this filing.)

        (b)Reports on Form 8-K

           No Forms 8-K were filed or required to be filed for any event during the quarter ended September 30, 1997.