Form 10-K
period 1997-12-31
SAFECO CORP
filed 1998-03-30
CIK 86104

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

            [X] Annual Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934
                   For the fiscal year ended December 31, 1997
                                       or
            [ ] Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                 For the transition period from _____ to _____.

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

                           Common Stock, No Par Value
            (141,180,121 shares were outstanding at January 31, 1998)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES   X  . NO      .
                                             ------    ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

    The aggregate market value of the voting stock held by nonaffiliates of the registrant as of January 31, 1998, was $7,100,000,000.


Documents incorporated by reference:
    Portions of the registrant's 1997 Annual Report to Shareholders are incorporated by reference into Parts I and II. Portions of the registrant's definitive Proxy Statement for the 1998 annual shareholders meeting to be held May 6, 1998, are incorporated by reference into Part III.

PART I       Item 1. Business

             GENERAL

                 SAFECO Corporation (the Corporation) is a Washington
             corporation that owns operating subsidiaries in various segments of insurance and other financially related businesses. (The Corporation and its subsidiaries are collectively referred to as "SAFECO".) SAFECO's businesses operate on a nationwide basis. Non-U.S. operations are insignificant. The insurance subsidiaries engage in property and casualty insurance, surety and life and health insurance, and generated approximately 95% of SAFECO's total 1997 revenues. The home offices of the Corporation and its principal subsidiaries are in Seattle and Redmond, Washington.

                 On October 1,1997 SAFECO acquired American States Financial
             Corporation ("American States"), an Indianapolis, Indiana-based insurance holding company with 1996 revenues of $2.0 billion. SAFECO also acquired WM Life Insurance Company on December 31, 1997. Both acquisitions were treated as purchases for accounting purposes. See Note 2 on page 59 of the 1997 Annual Report to Shareholders, incorporated herein by reference (Exhibit 13), for additional information. As of December 31, 1997, SAFECO had approximately 11,000 employees.

                 In February 1998 SAFECO announced its decision to sell its real estate subsidiary, SAFECO Properties, Inc. to focus on its core insurance and financial services businesses. SAFECO has retained an investment banker to assist in its sales efforts. As the operations are not material to the consolidated financial statements they have not been reclassified as discontinued operations.

                 SAFECO's insurance subsidiaries engage in two principal lines:
             property and casualty (including surety), and life and health insurance. SAFECO's property and casualty operation is one of the largest in the United States. All areas of the insurance business are highly competitive and no one insurance company or group of insurers dominates the market.

                 The Corporation and its insurance subsidiaries are subject to extensive regulation and supervision. This regulation is generally designed to protect the interests of policyholders rather than shareholders and other investors. Such regulation, generally administered by a department of insurance in each state in which the insurance subsidiaries do business, relates to, among other things, the standards of solvency that must be met and maintained; the licensing of insurers and their agents; the nature of and limitations on investments; the ability to withdraw from the state; the approval of premium rates; restrictions on the size of risks that may be insured under a single policy; reserves and provisions for unearned premiums, losses and other purposes; deposits of securities for the benefit of policyholders; approval of policy forms; and the regulation of market conduct, including underwriting and claims practices. State insurance departments also conduct periodic examinations of the affairs of insurance companies and require the filing of annual and other reports relating to the financial condition of insurance companies, holding company issues and other matters. The Corporation's insurance subsidiaries are collectively licensed to transact insurance business in all 50 states and the District of Columbia. See page 32 of the 1997 Annual Report to Shareholders, incorporated herein by reference (Exhibit 13), for more information on regulatory matters.

             PROPERTY AND CASUALTY -- OPERATIONS

                 The Corporation's property and casualty subsidiaries include:
             SAFECO Insurance Company of America, General Insurance Company of America, First National Insurance Company of America, SAFECO National Insurance Company, SAFECO Insurance Company of Illinois, SAFECO Lloyds Insurance Company, SAFECO Surplus Lines Insurance Company, American States Insurance Company, American Economy Insurance Company, American States Preferred Insurance Company, Insurance Company of Illinois, American States Insurance Company of Texas, American States Lloyds Insurance Company, F. B. Beattie & Co., Inc. and SAFECO Select Insurance Services, Inc.

                 SAFECO's property and casualty subsidiaries write personal, commercial and surety lines of insurance through independent agents. Coverages include automobile, homeowners, fire and allied lines, workers' compensation, commercial multi-peril, miscellaneous casualty, surety and fidelity. These products are available in nearly all states and the District of Columbia.

                 As discussed above, SAFECO purchased American States on
             October 1, 1997. SAFECO's strategy in purchasing American States includes broadening its product mix available to the combined companies' agency plant, particularly in introducing American States' small commercial lines products into existing SAFECO agencies. The combination increases the agency force, geographically diversifies both the revenue and earnings base and catastrophe risk exposure, and accelerates SAFECO's growth east of the Rocky Mountains.

                Consolidated property and casualty gross premiums written for
             SAFECO's ten largest states are as follows:


                                            1997                          1996                             1995
------------------------------------------------------------------------------------------------------------------------
(Amounts In Millions)
                                                  % of                            % of                             % of
             State                 Amount         Total            Amount         Total           Amount           Total
             -----                 ------         -----            ------         -----           ------           -----
             California          $    584.0         20%          $    549.4         22%          $    548.3         23%
             Washington               444.0         15                389.2         16                388.7         16
             Texas                    225.0          8                183.2          7                163.7          7
             Oregon                   181.0          6                155.4          6                152.5          7
             Illinois                 151.6          5                111.4          5                106.1          5
             Florida                  118.8          4                 91.8          4                 76.1          3
             Missouri                 118.4          4                 79.9          3                 73.2          3
             Tennessee                 81.7          3                 66.1          3                 58.2          2
             Georgia                   77.0          2                 72.6          3                 70.5          3
             Colorado                  66.6          2                 52.5          2                 49.3          2
                                 --------------------------------------------------------------------------------------
                                    2,048.1         69              1,751.5         71              1,686.6         71
             All Others               939.3         31                712.0         29                680.3         29
                                 --------------------------------------------------------------------------------------
                 Total           $  2,987.4        100%          $  2,463.5        100%          $  2,366.9        100%
                                 ======================================================================================

                 The 1997 gross premiums written above include American States from the October 1, 1997 acquisition date forward. Consequently the by-state concentration percentages are not representative of current geographic exposures. Based on annualized American States premiums for 1997, the adjusted concentrations are 16% for California, 13% for Washington, 7% for Texas, 6% for Illinois and 5% for Oregon.

                 Voluntary personal, commercial and surety lines (which exclude assigned risk, FAIR plans, etc.) made up approximately 62%, 35% and 3%, respectively, of the 1997 gross premiums written (these percentages are based on annualized American States premiums for 1997, to better reflect actual product mix). The gross premiums written growth of 5.6% in 1997 (excluding American States) resulted from a 7.0% increase in personal, a 3.5% increase in commercial and a 5.4% decrease in surety lines. Premiums written by American States are down 2% from the fourth quarter a year ago. Gross premiums written growth of 4.1% in 1996 resulted from a 4.8% increase in personal, a 2.3% increase for commercial and a 3.1% increase in surety lines.

                 The 1997 growth in personal lines premiums resulted primarily from an increase in policies in force and rate increases in the homeowners line. The number of vehicles insured increased 8.0% in 1997, compared with 5.3% in 1996 and 1.8% in 1995. The increases in 1997 and 1996 came primarily from growth in targeted states east of the Rocky Mountains. The number of homes insured increased 4.7% in 1997, 2.4% in 1996 and 1.2% in 1995. This relatively modest growth rate was the result of rate increases in recent years and the moratorium on writing new homeowners policies in California.

                 SAFECO's commercial lines premiums were affected in both 1997 and 1996 by increased rate competition in workers' compensation -- particularly in California with its open rating system -- and to increased rate competition in commercial auto. The decrease in surety premiums in 1997 was caused by increased rate competition in both the commercial and contract lines.

                 SAFECO sold its Canadian property and casualty operations in
             1991. See page 35 of the 1997 Annual Report to Shareholders for more information.

                 Additional financial information about SAFECO's business
             segments appears in Note 17 on page 74 of the 1997 Annual Report to Shareholders.

             PROPERTY AND CASUALTY -- LOSS RESERVES

                 The consolidated financial statements include the estimated liability (reserves) for unpaid losses and loss adjustment expense ("LAE") of the Corporation's property and casualty insurance subsidiaries. The liability is presented net of amounts recoverable from salvage and subrogation recoveries and gross of amounts recoverable from reinsurance.

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

                 Loss and LAE reserve development is reviewed on a regular
             basis to determine that the reserving assumptions and methods are appropriate. Reserves initially determined are compared to the amounts ultimately paid. A statistical estimate of the projected amounts necessary to settle outstanding claims is made regularly and compared to the recorded reserves and adjusted as necessary; such adjustments are included in current operations.

                 The table below provides an analysis of changes in losses and
             LAE reserves for 1997, 1996, and 1995 (net of reinsurance amounts). Changes in the reserves are reflected in the income statement for the year when the changes are made. Operations were charged for an increase in estimated loss and LAE for claims occurring in prior years of $30.5 million in 1997. The 1997 charge includes a nonrecurring $40.0 million reserve increase related to the American States acquisition. This reserve increase relates to American States' previously discontinued assumed reinsurance operations. Excluding this nonrecurring charge, the 1997 loss and LAE development on claims occurring in prior years benefited operations $9.5 million ($8.0 million for SAFECO and $1.5 million for American States). Operations were credited $77.7 million and $59.7 million in 1996 and 1995, respectively, as a result of a reduction in the estimated amounts needed to settle prior years' claims.

             ANALYSIS OF CHANGES IN LOSS AND LAE EXPENSE RESERVES (NET OF REINSURANCE):

                                                                       1997                            1996           1995
                                                         --------------------------------------------------------------------
                                                                    American
                                                           SAFECO     States          Combined
                                                         --------------------------------------------------------------------
                                                                                     (In Millions)
             Loss and LAE Reserves
                at Beginning of Year                     $  1,955.7     $-            $  1,955.7    $  2,070.1     $  2,092.9
                                                         --------------------------------------------------------------------

             American States Loss and LAE
             Reserves at Acquisition
                (October 1, 1997)                            --            2,204.6       2,204.6        --             --
                                                         --------------------------------------------------------------------

             Incurred Loss and LAE for Claims
                Occurring in the Current Year               1,678.2          291.3       1,969.5       1,658.2        1,586.7
             Increase (Decrease) in
                Estimated Loss and LAE
                for Claims Occurring in Prior Years            (8.0)          38.5          30.5         (77.7)         (59.7)
                                                         --------------------------------------------------------------------
             Total Incurred Loss and LAE                    1,670.2          329.8       2,000.0       1,580.5        1,527.0
                                                         --------------------------------------------------------------------

             Loss and LAE Payments for Claims
                Occurring During:
                   Current Year                               979.0          193.1       1,172.1         939.5          856.8
                   Prior Years                                772.9          133.4         906.3         755.4          693.0
                                                         --------------------------------------------------------------------
             Total Loss and LAE Payments                    1,751.9          326.5       2,078.4       1,694.9        1,549.8
                                                         --------------------------------------------------------------------
             Loss and LAE Reserves
                at End of Year                           $  1,874.0     $  2,207.9    $  4,081.9    $  1,955.7     $  2,070.1
                                                         ====================================================================

             Reconciliation:

             Loss and LAE Reserves,
                Net of Reinsurance                       $  1,874.0     $  2,207.9    $  4,081.9    $  1,955.7     $  2,070.1
                Add: Reinsurance Recoverables
                on Unpaid Losses                               74.2          154.4         228.6         103.4          110.7
                                                         --------------------------------------------------------------------
             Loss and LAE Reserves,
                Gross of Reinsurance                     $  1,948.2     $  2,362.3    $  4,310.5    $  2,059.1     $  2,180.8
                                                         ====================================================================

             The table on page 7 presents the development of the loss and LAE reserves for 1987 through 1997. The amounts reported in the table except for the 1997 year end balance are for SAFECO only (i.e., does not include any amounts for American States.) The top lines of the table show the estimated reserve for unpaid loss and LAE at December 31 for each of the indicated years, both gross and net of related reinsurance amounts. The upper portion of the table shows the cumulative amount paid with respect to the previously recorded reserve as of the end of each succeeding year. The next section shows the re-estimated amount of the previously recorded reserve based on experience as of each succeeding year. The estimate is increased or decreased as more information becomes known about individual claims and as changes in conditions and claim trends become apparent. The lower section of the table shows the cumulative redundancy (deficiency) developed with respect to the previously recorded liability as of the end of each succeeding year. For example, the 1987 reserve of $1,249.5 million developed a $4.4 million deficiency after one year which grew over ten years to a deficiency of $74.3 million. The reserve development deficiency indicated for 1987 was due primarily to the emergence of liabilities for pollution, asbestos and other hazardous toxic claims and related legal expenses. As the emergence of these claims developed, SAFECO aggressively increased its reserves to address these deficiencies.

                 For 1988 and through 1996, SAFECO's reserve development has been favorable. This trend reflects several factors: aggressive reserving previously undertaken to correct deficiencies in years prior to 1988, favorable workers' compensation legislation, moderation of medical costs and inflation, and claims department changes. The favorable legislation in workers' compensation, which relates primarily to the states of Oregon and California, has helped reduce fraud, allowed for faster claim settlement and made
             it more difficult to reopen claims   all of which reduced SAFECO's
             ultimate loss costs. The cost of claim settlements in several lines of business has benefited from changes in the organization of SAFECO's claims department which has established separate specialized units for workers' compensation, environmental exposures and fraud investigations. In addition, increased focus on adjustment expenses has helped reduce these costs. In recognition of the above factors, 1996 newly reported and still open claims were reserved at lower, more accurate levels than in prior years. This resulted in a reduced level of favorable development in 1997.

                 In evaluating the reserve development table on page 7, note that each amount includes the effects of all changes in amounts for prior periods. For example, the amount of the deficiency shown for the December 31, 1996 reserves that relates to losses incurred in 1987 is included in the cumulative redundancy (deficiency) amount for the years 1987 through 1995. Conditions and trends that have affected development of the liability in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future redundancies (deficiencies) based on this table.

         ANALYSIS OF LOSSES AND ADJUSTMENT EXPENSE RESERVE DEVELOPMENT



 Year Ended December 31         1987      1988     1989     1990      1991    1992     1993     1994     1995     1996     1997
---------------------------------------------------------------------------------------------------------------------------------
 (In Millions)
   Reserve for Unpaid
     Losses and Adjustment
     Expenses:

        Gross of Reinsurance  $1,328.5  $1,523.6 $1,702.5 $1,872.1 $2,017.3 $2,052.3 $2,095.2 $2,236.8 $2,180.8 $2,059.1 $4,310.5

        Reinsurance               79.0      97.0     75.3     80.7    152.0     89.2    100.1    143.9    110.7    103.4    228.6
                              ---------------------------------------------------------------------------------------------------
        Net of Reinsurance    $1,249.5  $1,426.6 $1,627.2 $1,791.4 $1,865.3 $1,963.1 $1,995.1 $2,092.9 $2,070.1 $1,955.7 $4,081.9
                              ===================================================================================================

Cumulative Net Amount  Paid as of:

           One Year Later     $  419.5  $  443.1 $  540.2 $  603.0 $  548.9 $  598.9 $  620.5 $  693.0 $  755.4 $  772.9

          Two Years Later        677.1     725.7    849.6    914.5    905.7    913.4    947.6  1,068.3  1,095.0

        Three Years Later        848.2     902.5  1,035.0  1,109.4  1,086.5  1,106.0  1,147.6  1,252.9

         Four Years Later        936.4   1,010.3  1,149.5  1,221.6  1,207.2  1,230.6  1,252.5

         Five Years Later      1,033.7   1,083.5  1,222.1  1,301.1  1,294.4  1,295.7

          Six Years Later      1,082.8   1,129.9  1,276.4  1,368.9  1,336.7

        Seven Years Later      1,119.8   1,169.9  1,323.0  1,403.5

        Eight Years Later      1,151.0   1,203.4  1,344.0

         Nine Years Later      1,177.6   1,220.3

          Ten Years Later      1,192.4


Net Reserve Re-estimated as of:

           One Year Later      1,253.9   1,397.7  1,621.9  1,767.4  1,820.7  1,866.2  1,913.8  2,033.2  1,992.4  1,947.7

          Two Years Later      1,258.2   1,368.1  1,593.6  1,705.8  1,732.8  1,782.1  1,818.3  1,902.3  1,889.9

        Three Years Later      1,258.0   1,355.8  1,541.4  1,666.1  1,686.0  1,712.2  1,716.1  1,801.9

         Four Years Later      1,264.8   1,338.6  1,544.8  1,657.2  1,650.7  1,642.3  1,643.6

         Five Years Later      1,266.3   1,360.5  1,549.9  1,637.5  1,594.9  1,600.9

          Six Years Later      1,299.6   1,386.7  1,546.9  1,608.5  1,569.5

        Seven Years Later      1,332.4   1,383.3  1,525.4  1,595.4

        Eight Years Later      1,328.6   1,373.7  1,515.4

         Nine Years Later      1,324.4   1,369.2

          Ten Years Later      1,323.8


Cumulative Net Redundancy (Deficiency) as of:

          One Year Later          (4.4)     28.9      5.3     24.0     44.6      96.9    81.3     59.7     77.7      8.0

         Two Years Later          (8.7)     58.5     33.6     85.6    132.5     181.0   176.8    190.6    180.2

       Three Years Later          (8.5)     70.8     85.8    125.3    179.3     250.9   279.0    291.0

        Four Years Later         (15.3)     88.0     82.4    134.2    214.6     320.8   351.5

        Five Years Later         (16.8)     66.1     77.3    153.9    270.4     362.2

         Six Years Later         (50.1)     39.9     80.3    182.9    295.8

       Seven Years Later         (82.9)     43.3    101.8    196.0

       Eight Years Later         (79.1)     52.9    111.8

        Nine Years Later         (74.9)     57.4

         Ten Years Later         (74.3)


                 The impact of reinsurance on the development information
             presented on page 7 is not significant. The following table summarizes reserve development, gross of reinsurance, for the last three years (excluding American States):

                                             1994           1995           1996
----------------------------------------------------------------------------------
(In Millions)
             Gross Reserves               $  2,236.8     $  2,180.8     $  2,059.1
                                          ========================================

             Cumulative Development
              Net of Reinsurance          $    291.0     $    180.2     $      8.0
             Cumulative Development
              of Reinsurance Ceded               6.6            6.2           (5.1)
                                          ----------------------------------------
             Cumulative Development
             Gross of Reinsurance         $    297.6     $    186.4     $      2.9
                                          ========================================

                 Analysis indicates that SAFECO's reserves are adequate and probably slightly redundant at December 31, 1997, 1996 and 1995. Operations were charged for an increase in estimated loss and LAE for claims occurring in prior years of $30.5 million in 1997. The 1997 charge includes a nonrecurring $40.0 million reserve increase related to the American States acquisition. This reserve increase relates to American States' previously discontinued assumed reinsurance operations. Excluding this nonrecurring charge, the 1997 loss and LAE development on claims occurring in prior years benefited operations $9.5 million ($8.0 million for SAFECO and $1.5 million for American States). Operations were credited $77.7 million and $59.7 million in 1996 and 1995, respectively, as a result of a reduction in the estimated amounts needed to settle prior years' claims.

             Environmental and Asbestos Claims
                 The property and casualty companies' reserves for losses and
             LAE for liability coverages related to environmental, asbestos and other toxic claims totaled $346.9 million at December 31, 1997 compared with $102.8 million at December 31, 1996. The increase in 1997 is due to the acquisition of American States. These amounts do not reflect the effect of reinsurance, which is not material. The reserves are approximately 8% and 5% respectively, of SAFECO's total property and casualty reserves for losses and LAE at December 31, 1997 and 1996. The reserves include estimates for both reported and IBNR losses and related legal expenses.

                 The vast majority of SAFECO's property and casualty insurance subsidiaries' environmental, asbestos and other toxic claims result from the commercial general liability line of business and the discontinued assumed reinsurance operations of American States. A few of these losses occur in other coverages such as umbrella, small commercial package policies and personal lines. Approximately 6,412 of these claims were pending at December 31, 1997, computed on an occurrence basis. Most of these pending environmental claims involve some type of environmental-related coverage dispute. The average settlement cost of each environmental, asbestos and other toxic claim for 1997 (including American States on an annualized basis) was $11,700 including legal expenses.

                 The following table summarizes the components of SAFECO's
             reserves for environmental, asbestos and other toxic claims at December 31, 1997:

                                    Loss          LAE         Total
---------------------------------------------------------------------
(In Millions)
             Case                 $   94.1      $  29.6      $  123.7
                                  -----------------------------------
             IBNR                    167.1         56.1         223.2
                                  -----------------------------------
             Total                $  261.2      $  85.7      $  346.9
                                  ===================================


                 This table shows the loss reserve activity analysis for
             liability coverages related to environmental, asbestos and other toxic claims.*

                                                             1997          1996          1995
-----------------------------------------------------------------------------------------------
(In Millions)
             Reserves at Beginning of Year                 $  102.8      $  107.5      $  108.2
             American States Reserves at Acquisition          264.4        --            --

             Incurred Losses and LAE                           (9.9)          4.6           9.3
             Losses and LAE Payments                          (10.4)         (9.3)        (10.0)
                                                           ------------------------------------

             Reserves at End of Year                       $  346.9      $  102.8      $  107.5
                                                           ====================================

             *Amounts are before the effect of reinsurance, which is not material.

                 Although estimation of environmental claims is difficult, the reserves established for these claims at December 31, 1997 are believed to be adequate based on the known facts and current law. SAFECO has generally avoided writing coverages for larger companies with substantial exposure in these areas. In view of changes in environmental regulations and evolving case law which affect the development of loss reserves, the process of estimating loss reserves for environmental, asbestos and other toxic claims results in imprecise estimates. Quantitative techniques have to be supplemented by subjective considerations and managerial judgment. Because of these conditions, trends that have affected development of these liabilities in the past may not necessarily occur in the future.

             Construction Defect Claims
                 Prior to its acquisition by SAFECO, American States had
             experienced adverse loss development on construction defect claims. Construction defect claims are a subset of claims that arise from coverage provided by general property damage liability insurance. They are defined as those claims involving allegations of defective work which result in claims for damages related to the diminution of value of large construction projects, such as condominiums, office buildings, shopping centers and housing developments. The vast majority of American States' reported construction defect claims involve construction activity in California, with most of such reported claims being incurred in accident years prior to 1994.

                 From an operational perspective, in late 1992, American States established a dedicated claim unit specifically for the management of construction defect claims. SAFECO has not historically separated these claims for the purpose of reserve analysis. Beginning in 1993, American States intentionally began reducing the volume of new contractor business written in California, and currently is not writing any new California contractor business. American States' reserves for construction defect claims totaled $340.3 million at December 31, 1997. The reserves established for these claims at December 31,1997 are believed to be adequate.

             GAAP vs. Statutory
                 State regulatory authorities require SAFECO's property and casualty insurance subsidiaries to file annual statements prepared on an accounting basis prescribed or permitted by their respective state of domicile (that is, on a statutory basis). The difference between the $4,310.5 million reserve at December 31, 1997, for the losses and LAE disclosed in the consolidated financial statements in accordance with generally accepted accounting principles
             (GAAP), and the $4,123.8 million reported in the annual statements filed with state regulatory authorities related to reinsurance recoverables and salvage and subrogation reserves. Under FASB Statement 113, the GAAP-basis liability for losses and LAE is reported gross of amounts recoverable from reinsurance. Statutory-basis financial statements show the liability net of reinsurance. Additionally, American States' statutory annual statements do not include a provision for anticipated salvage and subrogation recovery.

             Reinsurance
                 SAFECO's property and casualty companies use treaty and
             facultative reinsurance to help manage exposure to loss. As noted above, the liability for unpaid losses and LAE is reported gross of reinsurance recoverables of $228.6 million at December 31, 1997 and $103.4 million at December 31, 1996. The availability and cost of reinsurance are subject to prevailing market conditions, both in terms of price and available capacity. Although the reinsurer is liable to SAFECO to the extent of the reinsurance ceded, SAFECO remains primarily liable to the policyholder as the direct insurer on all risks insured. To SAFECO's knowledge none of its reinsurers is experiencing financial difficulties.

                 SAFECO's catastrophe property reinsurance program for 1998 covers 90% of $400 million of single-event losses in excess of a $100 million retention. In a large catastrophe, SAFECO would, therefore, retain the first $100 million of losses, 10% of the next $400 million and all losses in excess of $500 million. In addition to this nationwide coverage, for all states other than California SAFECO has a supplemental earthquake-only reinsurance contract for 1998 that would cover 90% of $350 million of single-event earthquake losses in excess of $500 million. Both of these 1998 catastrophe property reinsurance contracts include provisions for one reinstatement for a second catastrophe event in 1998 at current rates. The aggregate coverage limit is higher for 1998 than in prior years due to the inclusion of American States in SAFECO's catastrophe profile.

                 SAFECO's insurance subsidiaries do not enter into
             retrospective reinsurance contracts and do not participate in any unusual or nonrecurring reinsurance transactions such as "swaps" of reserves or loss portfolio transfers. SAFECO does not use "funding covers" and does not participate in any surplus relief transactions. For additional information on reinsurance, see Note 6 on page 66 of the 1997 Annual Report to Shareholders.

             LIFE AND HEALTH -- OPERATIONS

                 The Corporation's subsidiaries engaged in the life and health insurance business are SAFECO Life Insurance Company, SAFECO National Life Insurance Company, First SAFECO National Life Insurance Company of New York, American States Life Insurance Company, WM Life Insurance Company and SAFECO Administrative Services, Inc. (collectively referred to as "SAFECO Life"). These companies offer individual and group insurance products, retirement services (pension) and annuity products. SAFECO Life markets these products through professional agents in all states and the District of Columbia. The most significant product lines in terms of premium/deposit volume are single premium immediate and deferred annuities, tax-sheltered annuities for the education and nonprofit entities market, corporate retirement plans and excess loss group medical insurance.

                 SAFECO acquired American States Life Insurance Company on
             October 1, 1997, and WM Life Insurance Company on December 31, 1997. Both acquisitions have been treated as purchases for accounting purposes.

                 SAFECO Life reinsures portions of its individual and group life, accident and health insurance through commercial reinsurance treaties, thus providing protection against large risks and catastrophe situations.

                 Funds received under deposit contracts relate primarily to the annuity and retirement services products of SAFECO's life and health subsidiaries. The table on page 12 summarizes the components of funds held under deposit contracts at December 31, 1997, and describes the applicable surrender charges and surrender experience.


                 DETAIL OF SAFECO LIFE INSURANCE COMPANIES' FUNDS HELD UNDER DEPOSIT CONTRACTS
------------------------------------------------------------------------------------------------------------------------

                    Outstanding     Expected        Range of Credited
                         at         Maturities     or Assumed Interest                                      Approximate
                      12/31/97    of Liabilities        Rates at                                             Surrender
    Product        (In Millions)  (at issue date)      12/31/97              Surrender Charges              Experience
------------------------------------------------------------------------------------------------------------------------
Universal              $1,114.0    Approximately     5.25% to 7.15%         Varies by issue age,           7% per annum
Individual                         10 - 20 Years                            sex and duration from
Life                                                                        $1 to $58 per $1,000
                                                                            of insurance

Annuities:
  Structured            5,151.3    Over 25 Years     3.5% to 12.69%         Cannot surrender               Cannot
  Settlement                                                                                               surrender
  Immediate

  Deferred              2,314.1    Approximately     4.0% to 9.0%           Typically 5% in year 1         14% per annum
                                   5 - 12 Years                             graded to 0% in year 6

Retirement
Services:
  Guaranteed              553.0    Typically         5.44% to 8.44%         Market value adjustment or     Less than 1%
  Investment                       2 - 5 Years                              cannot surrender in first      per annum
Contracts                                                                   year

  Other                 2,856.7    Approximately     4.55% to 7.49%         Typically 9% in year 1         13% per annum
  Annuities &                      5 - 15 Years                             graded to 0% in year 9.
  Deposits                                                                  SAFECO has the option to
                                                                            defer payout over 20
                                                                            quarters for about one-
                                                                            quarter of these
                                                                            contracts. In addition,
                                                                            approximately $241 million
                                                                            of these deposits have a
                                                                            market value adjustment
                                                                            provision
                     ---------
Total                $11,989.1
                     =========

             INVESTMENTS

                 A description of SAFECO's investment portfolio appears on pages 40 - 42 of the 1997 Annual Report to Shareholders. The rest of this section provides additional information about SAFECO's mortgage-backed securities and investment income yields.

                 SAFECO's consolidated investments in mortgage-backed
             securities of $3.6 billion at market value at December 31, 1997, consist mainly of residential collateralized mortgage obligations
             (CMOs) and pass-throughs. The life and health portfolio contains virtually all of these securities. Approximately 94% of the mortgage-backed securities are government/agency-backed or AAA rated at December 31, 1997. SAFECO has intentionally limited its investment in riskier, more volatile CMOs (principal only, inverse floaters, and so forth) to a small amount -- less than 1% of the total.

                 SAFECO Consolidated Holdings of Mortgage-Backed Securities at December 31, 1997:

                                                                               GAAP Market Value
                                                                           ----------------------
                                                              Amortized
                                                                Cost         Amount           %
                                                            ----------     ----------        ----
                                                             (Amounts In Millions)
             Residential CMOs:
                   Planned Amortization Class
                       (PAC) and
                       Targeted Amortization Class
                       (TAC) (Fixed Coupon)                 $  1,009.0     $  1,030.7        28.3%
                   Sequential Pay (SEQ)                          885.0          926.9        25.5
                   Accrual Coupon (Z-Tranche)                    677.8          763.0        21.0
                   Floating Rate                                  43.8           43.8         1.2
                   Companion/Support, Principal Only,
                       Inverse Floaters                            4.2            4.3         0.1
                                                            ----------     ----------        ----
                           Subtotal                            2,619.8        2,768.7        76.1
                                                            ----------     ----------        ----

             Residential Mortgage-Backed
             Pass-Throughs (Non-CMOs):

                   Government/Agency-Backed                      133.6          134.3         3.7
                   Private Issue                                  23.1           23.6         0.6
                                                            ----------     ----------        ----
                           Subtotal                              156.7          157.9         4.3
                                                            ----------     ----------        ----

             Securitized Commercial
             Real Estate:

                   Government/Agency-Backed                      345.1          363.4        10.0
                   Pass-Throughs (Non-agency)                     51.6           53.5         1.5
                   CMOs (Non-agency)                             166.1          168.8         4.6
                                                            ----------     ----------        ----
                           Subtotal                              562.8          585.7        16.1
                                                            ----------     ----------        ----

             Asset-Backed Securities
             (Non-Real Estate):                                  127.0          128.3         3.5
                                                            ----------     ----------        ----

                           Total Mortgaged-Backed
                           Securities                       $  3,466.3     $  3,640.6       100.0%
                                                            ==========     ==========       =====

                 This table shows the quality distribution of SAFECO's mortgage-backed security portfolio (GAAP market values):

                                                            Percent at
             Rating                                       December 31, 1997
             --------------------------------------------------------------
             Government/Agency Backed                           61%
             AAA                                                33
             AA                                                  4
             A                                                   1
             BBB                                                 1
             BB or lower                                       --
                                                            ------
                      Total                                    100%
                                                            ======


                 The table below summarizes pretax investment income yields for
             SAFECO's property and casualty and life and health insurance subsidiaries (calculations are based on GAAP amortized cost):

                                           1997       1996      1995
             --------------------------------------------------------------
             Property and Casualty         6.6%       6.8%       7.2%
             Life and Health               7.9%       8.1%       8.3%


                 Investment income yields declined in both portfolios mainly because of the lower interest rate environment in all years shown. The property and casualty decreases also reflect the higher percentage of tax-exempt securities in this portfolio.


             OTHER OPERATIONS

                 SAFECO's other operations include subsidiaries involved in commercial lending and leasing (SAFECO Credit), investment management and insurance agency and financial services distribution operations.

                 In February 1998 SAFECO announced its decision to sell its real estate investment and management operations, (SAFECO Properties, Inc. and its subsidiaries Winmar Company, Inc. and SAFECARE Company, Inc.) to focus on its core insurance and financial services businesses. As the operations are not material to the consolidated financial statements they have not been reclassified as discontinued operations.

                 Winmar Company, Inc., acquired in 1967, invests in and manages real estate properties, primarily retail shopping centers, throughout the United States. Some of the more significant properties are located in or near Louisville, KY; Cleveland, OH; Albany and Tigard, OR; San Antonio, TX; Burlington, Redmond, Silverdale and Vancouver, WA; and Milwaukee, WI. Winmar also offers real estate services, including property management, design and construction management and tenant leasing services.

                 SAFECARE Company, Inc., organized in 1968, invests in medical real estate including skilled nursing, retirement and assisted living facilities.

                 SAFECO Credit Company, Inc., organized in 1969, provides loans and equipment financing and leasing to commercial businesses, including affiliated companies. At December 31, 1997, 13% of the Credit Company's outstanding loans and leases consisted of loans to affiliated SAFECO companies.

                 SAFECO Asset Management Company, acquired in 1973, is the
             investment advisor for SAFECO's mutual funds, variable annuity portfolios and outside pension and trust accounts.

                 SAFECO Securities, Inc., organized in 1967, is the principal underwriter of the SAFECO Mutual Funds, comprising the SAFECO Common Stock Trust, SAFECO Taxable Bond Trust, SAFECO Tax-Exempt Bond Trust, SAFECO Money Market Trust, and the SAFECO Managed Bond Trust. These five trusts are made up of nineteen separate investment portfolios, all of which are sold directly to the public. Fifteen of these portfolios have two additional classes of stock which are sold to the public through broker/dealers.

                 In addition, SAFECO Securities, Inc. is the principal
             underwriter for the SAFECO Resource Series Trust mutual fund, with six separate investment portfolios. SAFECO Securities is also the principal underwriter for the variable insurance products issued by SAFECO Resource Variable Account B, SAFECO Separate Account SL and SAFECO Separate Account C, all of which are separate accounts of SAFECO Life Insurance Company and for First SAFECO Separate Account S, which is a separate account of First SAFECO National Life Insurance Company of New York.

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

PART I       ITEM 2. PROPERTIES

                 SAFECO's property and casualty insurance companies lease their home office complex located in Seattle, Washington from General America Corporation (a wholly-owned subsidiary of SAFECO Corporation). This complex totals 567,000 gross square feet. A 700-car parking garage is connected to the complex. SAFECO's life and health insurance companies lease their headquarters building located in Redmond, Washington from General America Corporation. This complex totals 232,000 gross square feet.

                 American States' main office complex is leased from a third party and is located in Indianapolis, Indiana. This 408,000 gross square foot complex is leased through 2009.

                 Other buildings owned and occupied include service facilities in Redmond, Washington and Indianapolis, Indiana, as well as regional and branch offices in Fountain Valley and Pleasant Hill, CA; Denver, CO; Atlanta, GA; Carol Stream, IL; Fort Scott, KS; St. Louis, MO; Cincinnati, OH; Portland, OR; Montlake Terrace, Redmond, and Spokane, WA. These buildings comprise 1,237,000 gross square feet. All other branch and service offices occupy leased premises comprising 1,014,000 square feet, generally for periods of five years or less.

                 SAFECO Properties, Inc., and its subsidiaries Winmar Company,
             Inc. and SAFECARE Company, Inc., invest in and manage real estate properties, primarily retail shopping centers throughout the United States. The properties are owned by subsidiaries of Winmar and in conjunction with other investors, and others are leased under long-term leases. See Item 1 on page 14 of this report and
             Note 15 on page 72 of the 1997 Annual Report to Shareholders for additional information.

             ITEM 3. LEGAL PROCEEDINGS

                 Because of the nature of their businesses, the Corporation's insurance and other subsidiaries are subject to certain legal actions filed or threatened in the ordinary course of their business operations, generally as liability insurers defending third- party claims brought against their insureds or as insurers defending policy coverage claims brought against them. The Corporation does not believe that such litigation will have a material adverse effect on its financial condition, future operating results or liquidity.

                 The property and casualty insurance subsidiaries of the
             Corporation are parties to a number of lawsuits for liability coverages related to environmental claims. Although estimation of environmental claims loss reserves is difficult, the Corporation believes that reserves established for these claims are adequate based on the known facts and current law. The loss and loss adjustment expense with respect to any such lawsuit, or all lawsuits related to a single incident combined, are not expected to be material to the financial condition of SAFECO. See page 8 of
             Item 1 for more information regarding the liability of such subsidiaries for environmental claims and the process of estimating environmental loss reserves.

                 Four of the Corporation's property and casualty insurance
             subsidiaries were among 23 underwriters of real property insurance named defendants in a case brought in February 1996, in the United States District Court for the Western District of Missouri, alleging that their underwriting, sales and marketing practices violated the Fair Housing Act and certain other civil rights laws. The trial court refused to certify the plaintiff class and dismissed the lawsuit in June 1997. The plaintiff appealed and oral arguments on appeal were heard by the Eighth Circuit Court of Appeals on February 9, 1998. Management believes, based on current information, that the insurance subsidiaries' practices have complied in all material respects with the applicable requirements of both state and federal law and intends to vigorously defend the appeal.

PART I       ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                 There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of 1997.


             EXECUTIVE OFFICERS OF THE REGISTRANT

                 As of March 27, 1998, these are the names, ages and positions of the executive officers of the Registrant as required by Item
             10. No family relationships exist.


             Roger H. Eigsti          55     Chairman since May 1993. Chief Executive Officer since January 1992. President from
                                             May 1989 to August 1996. Chief Operating Officer from 1989 to 1991. Executive
                                             Vice President and Chief Financial Officer from 1985 to 1989. Director since 1988.

             Boh A. Dickey            53     President and Chief Operating Officer since August 1996. Executive Vice President from January 1992 to August 1996. Chief Financial Officer from May 1989 to August
                                             1996. Senior Vice President from 1989 to 1991. Secretary from 1985 to 1991. Vice
                                             President and Controller from 1982 to 1989. Director since 1993.

             Rodney A. Pierson        50     Chief Financial Officer since August 1996. Senior Vice President since February 1994.
                                             Secretary since 1991. Controller from 1990 to 1997. Vice President from 1990 to 1994.
                                             Vice President of SAFECO Property and Casualty Insurance Companies from 1987 to 1990.
                                             Controller of SAFECO Property and Casualty Insurance Companies from 1984 to 1990.

             James W. Ruddy           48     Senior Vice President since 1992. General Counsel since 1989. Vice President from
                                             1989 to 1992. Associate General Counsel from 1985 to 1989.

             W. Randall Stoddard      50     President of SAFECO Property and Casualty Insurance Companies since July 1997. Chief
                                             Operating Officer of SAFECO Property and Casualty Insurance Companies from 1996 to
                                             July 1997. Senior Vice President of Field Operations from 1994 to 1996.

             Randall H. Talbot        43     President of SAFECO Life and Health Insurance Companies since February 1998. Chief
                                             Executive Officer and President of Talbot Financial Corporation from 1988 to 1998.

PART II ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS
             Pages 43 and 75 of the 1997 Annual Report to Shareholders are incorporated herein by reference.

             ITEM 6. SELECTED FINANCIAL DATA
             Pages 76 through 79 of the 1997 Annual Report to Shareholders are incorporated herein by reference.

             ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             Pages 30 through 43 of the 1997 Annual Report to Shareholders are incorporated herein by reference.

             ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK Pages 42 and 43 of the 1997 Annual Report to Shareholders are incorporated herein by reference.

             ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
             Pages 45 through 75 of the 1997 Annual Report to Shareholders are incorporated herein by reference.

             ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
             None.

PART III The definitive proxy statement to be filed within 120 days after December 31, 1997, excluding the Annual Report of the Compensation Committee on Executive Compensation appearing on Pages 6 through 12, is incorporated herein by reference to fulfill the requirements of ITEM 10, "DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT" (except for that portion of Item 10 relating to executive officers which appears in Part I of this 10-K), and to fulfill the requirements of ITEM 11, "EXECUTIVE COMPENSATION,"
             ITEM 12, "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT," and ITEM 13, "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

PART IV      ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
             FORM 8-K

             (a) (1) Financial Statements

             F-1    Consent of Independent Auditors

                    SAFECO Corporation and Subsidiaries:

                    The following consolidated financial statements of SAFECO Corporation and its subsidiaries, included in the 1997 Annual Report to Shareholders (pages 44 through 75), are incorporated herein by reference:

                       Consolidated Balance Sheet
                       December 31, 1997 and 1996

                       Statement of Consolidated Income
                       Years Ended December 31, 1997, 1996 and 1995

                       Statement of Consolidated Cash Flows
                       Years Ended December 31, 1997, 1996 and 1995

                       Notes to Consolidated Financial Statements
                       December 31, 1997

                       Report of Independent Auditors


                    SAFECO Corporation and Subsidiaries Supplemental Consolidating Information:

             F-2       Balance Sheet
                         December 31, 1997 and 1996

             F-3       Statement of Income
                         Year Ended December 31, 1997

             F-4       Statement of Cash Flows
                         Year Ended December 31, 1997

PART IV ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K (CONTINUED)

             (a) (2) Financial Statement Schedules

             F-5    Schedule I     Summary of Investments Other Than
                                   Investments in Related Parties
                                        December 31, 1997

                    Schedule II Condensed Financial Information of the Registrant (Parent Company Only):

             F-6                   Balance Sheet
                                       December 31, 1997 and 1996

             F-7                   Statement of Income
                                       Years Ended December 31, 1997, 1996
                                       and 1995

             F-8                   Statement of Cash Flows
                                        Years Ended December 31, 1997, 1996
                                        and 1995

                                   Statement of Changes in Shareholders' Equity
                                       Years Ended December 31, 1997, 1996 and
                                       1995. (See page 50 of the 1997 Annual
                                       Report to Shareholders which is
                                       incorporated herein by reference.)

             F-9    Schedule III   Supplementary Insurance Information
                                    Years Ended December 31, 1997, 1996 and 1995

             F-10   Schedule IV  Reinsurance
                                    Years Ended December 31, 1997, 1996 and 1995

             F-11   Schedule VI  Supplemental Information Concerning
                                       Property/Casualty Insurance Operations
                                       Years Ended December 31, 1997, 1996 and
                                       1995

                    The following Article 7 schedules are omitted because the information is provided elsewhere in the Annual Report (Form 10- K) or because of the absence of conditions under which they are required:

                    Schedule V

PART IV      ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                      FORM 8-K (continued)

             (a) (3) Exhibits


             F-12         Exhibit Index

                          Exhibit 2.1      Agreement and Plan of Merger dated as of June 6, 1997 by and among American States
                                           Financial Corporation, SAFECO Corporation ("SAFECO") and ASFC Acquisition Co. filed as
                                           Exhibit 2.1 to SAFECO's Report on Form 8-K dated June 6, 1997. SAFECO agrees to furnish the Securities and Exchange Commission, upon request, with copies of all omitted schedules to the foregoing Agreement and Plan of Merger.

                          Exhibit 3.1      Bylaws (as last amended May 7, 1997), filed as Exhibit 3.1 to SAFECO's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

                          Exhibit 3.2      Restated Articles of Incorporation (as amended May 7, 1997), filed as Exhibit 3.2 to
                                           SAFECO's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

                          Exhibit 4.1      SAFECO agrees to furnish the Securities and Exchange Commission, upon request, with copies of all instruments defining rights of holders of long-term debt of SAFECO and its consolidated subsidiaries.

                          Exhibit 4.2      Indenture, dated as of July 15, 1997, between SAFECO and The Chase Manhattan Bank, as
                                           Trustee, filed as Exhibit 4.2 to SAFECO's Quarterly Report on Form 10-Q for the
                                           quarter ended June 30, 1997.

                          Exhibit 4.3      Form of Certificate of Exchange Junior Subordinated Debenture filed as Exhibit 4.2 to
                                           SAFECO's Registration Statement on Form S-4 (No. 333-38205) dated October 17, 1997.

                          Exhibit 4.4      Certificate of Trust of SAFECO Capital Trust I dated June 18, 1997, filed as
                                           Exhibit 4.4 to SAFECO's Quarterly Report on Form 10-Q for the quarter ended June 30,
                                           1997.

                          Exhibit 4.5      Amended and Restated Declaration of Trust of SAFECO Capital Trust I dated as of
                                           July 15, 1997, filed as Exhibit 4.5 to SAFECO's Quarterly Report on Form 10-Q for the
                                           quarter ended June 30, 1997.

                          Exhibit 4.6      Form of Exchange Capital Security Certificate for SAFECO Capital Trust I filed as
                                           Exhibit 4.5 to SAFECO's Registration Statement on Form S-4 (No. 333-38205) dated
                                           October 17, 1997.

PART IV          ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
                          ON FORM 8-K (continued)


                          Exhibit 4.7      Form of Exchange Guarantee of SAFECO relating to the Exchange Capital Securities filed as Exhibit 4.6 to SAFECO's Registration Statement on Form S-4 (No. 333-38205) dated
                                           October 17, 1997.

                          Exhibit 10.1     Five-Year Credit Agreement dated as of September 24, 1997, among SAFECO; Bank of
                                           America National Trust and Savings Association, as Agent; Mellon Bank, N.A., as
                                           Documentation Agent; The Chase Manhattan Bank, as Syndication Agent; and the various co-agents, lead managers, and financial institutions identified in said Credit
                                           Agreement as parties thereto.

                          The following management contracts and compensatory plan arrangements:

                          Exhibit 10.2     SAFECO Corporation Deferred Compensation Plan for Directors, filed as Exhibit 10 to
                                           SAFECO's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

                          Exhibit 10.3     Retirement Agreement between Richard E. Zunker and SAFECO Life Insurance Company dated
                                           November 25, 1997.

                          Exhibit 10.4     Executive Severance Agreements between SAFECO and each of Roger H. Eigsti and Boh A.
                                           Dickey dated May 23, 1984, filed as Exhibit 10 to SAFECO's Annual Report on Form 10-K for the fiscal year ended December 31, 1985; and the Form of Executive Severance
                                           Agreements between SAFECO and each of Rod A. Pierson, James W. Ruddy, W. Randall
                                           Stoddard, and Richard E. Zunker, in each case dated August 30, 1996, filed as Exhibit
                                           10 to SAFECO's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

                          Exhibit 10.5     SAFECO Long-Term Incentive Plan of 1997 filed as Exhibit 99.1 to SAFECO's Registration
                                           Statement on Form S-8 (No. 333-26393) dated May 2, 1997.

                          Exhibit 10.6     Form of Stock Option Contract granted under the SAFECO Long-Term Incentive Plan of 1997.

                          Exhibit 10.7     Form of Restricted Stock Rights Award Agreement granted under the SAFECO Long-Term
                                           Incentive Plan of 1997.

                          Exhibit 10.8     Form of Performance Stock Rights Award Agreement granted under the SAFECO Long-Term
                                           Incentive Plan of 1997.

                          Exhibit 10.9     SAFECO Incentive Plan of 1987 contained in the Prospectus dated November 10, 1989, as amended January 31, 1990, filed as Exhibit 10 to SAFECO's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, and the Supplement to such Prospectus dated November 8, 1990, filed as Exhibit 10 to Registrant's Annual Report on Form 10-K
                                           for the fiscal year ended December 31, 1990.

PART IV          ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
                          ON FORM 8-K (continued)


             F-13         Exhibit 11       Computation of Income Per Share

             F-14         Exhibit 12       Computation of Ratios

             F-15         Exhibit 21       Subsidiaries of the Registrant

                          Exhibit 13       1997 Annual Report to Shareholders

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

             (b) Reports on Form 8-K

                    The Registrant filed three Forms 8-Ks during the quarter
             ended December 31, 1997. The Registrant filed an 8-K dated October 1, 1997 under Item 2 (Acquisition and Disposition of Assets) and
             Item 7 (Financial statements, Pro Forma Financial Information and Exhibits) related to its completion of the acquisition of American States Financial Corporation. The Registrant filed an 8-K dated October 13, 1997 under Item 5 (Other Items), announcing its preliminary review of earnings for the third quarter of 1997. The Registrant filed an 8-K dated October 27, 1997 under Item 5 and
             Item 7, presenting its third quarter 1997 earnings release information.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 27th day of March 1998.

                                        SAFECO CORPORATION
                                   -------------------------------------------
                                        Registrant

                                       /s/ ROGER H. EIGSTI
                                   -------------------------------------------
                                           Roger H. Eigsti, Chairman and
                                           Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 27, 1998.

    Name                                                              Title
--------------------------------------------------------------------------------
/s  ROGER H. EIGSTI                              Chairman and
----------------------------------               Chief Executive Officer
    Roger H. Eigsti


/s  BOH A. DICKEY                                President,
----------------------------------               Chief Operating Officer
    Boh A. Dickey                                and Director


/s  ROD A. PIERSON                               Senior Vice President,
----------------------------------               Chief Financial Officer
    Rod A. Pierson                               and Secretary


/s  H. PAUL LOWBER                               Vice President, Controller
----------------------------------               and Chief Accounting Officer
    H. Paul Lowber


/s  PHYLLIS J. CAMPBELL                          Director
----------------------------------
    Phyllis J. Campbell


/s  ROBERT S. CLINE                              Director
----------------------------------
    Robert S. Cline


/s  JOHN W. ELLIS                                Director
----------------------------------
    John W. Ellis


    Name                                         Title
--------------------------------------------------------------------------------
/s  WILLIAM P. GERBERDING                        Director
----------------------------------
    William P. Gerberding


/s  JOSHUA GREEN III                             Director
----------------------------------
    Joshua Green III


/s  WILLIAM W. KRIPPAEHNE, JR.                   Director
----------------------------------
    William W. Krippaehne, Jr.


/s  WILLIAM G. REED, JR.                         Director
----------------------------------
    William G. Reed, Jr.


/s  JUDITH M. RUNSTAD                            Director
----------------------------------
    Judith M. Runstad


/s  PAUL W. SKINNER                              Director
----------------------------------
    Paul W. Skinner


/s  GEORGE H. WEYERHAEUSER                       Director
----------------------------------
    George H. Weyerhaeuser

               CONSENT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS



SAFECO Corporation:

We consent to the incorporation by reference in this Annual Report (Form 10-K) of SAFECO Corporation of our report dated February 13, 1998, included in the 1997 Annual Report to Shareholders of SAFECO Corporation.

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

We also consent to the incorporation by reference in Registration Statement (Form S-8 No. 333-26393) pertaining to the SAFECO Long-Term Incentive Plan of 1997 of our report dated February 13, 1998, with respect to the consolidated financial statements of SAFECO Corporation incorporated by reference, and our report included in the preceding paragraph with respect to the financial statement schedules, in this Annual Report (Form 10-K) for the year ended December 31, 1997 of SAFECO Corporation.



                                                   ERNST & YOUNG LLP


Seattle, Washington
    March 25, 1998

Balance Sheet - Supplemental Consolidating Information, SAFECO CORPORATION AND
SUBSIDIARIES                                                              F-2


December 31, 1997
----------------------------------------------------------------------------------------------------------------------------------
(In Millions)
                                                              Property &     Life &               Credit  Other and
ASSETS                                                        Casualty      Health  Real Estate  Company Eliminations Consolidated
                                                              --------------------------------------------------------------------
Investments:
     Fixed Maturities Available-for-Sale, at Market Value     $ 7,135.3   $ 9,875.9     $-          $-    $  132.0    $17,143.2
     Fixed Maturities Held-to-Maturity, at Amortized Cost            --     2,708.6      --         --          --      2,708.6
     Marketable Equity Securities, at Market Value              1,742.1        39.3      --         --        98.3      1,879.7
     Mortgage Loans                                                12.0       663.7      --         --      (176.7)       499.0
     Real Estate (At cost less accumulated depreciation)             --         3.6   587.0         --        (4.5)       586.1
     Policy Loans                                                    --        85.3      --         --          --         85.3
     Short-Term Investments                                       224.5        66.5     3.1        8.9      (168.3)       134.7
                                                              --------------------------------------------------------------------
         Total Investments                                      9,113.9    13,442.9   590.1        8.9      (119.2)    23,036.6
Cash                                                               96.1       246.3      --        3.7        45.3        391.4
Accrued Investment Income                                         142.9       189.7      --        3.5         0.9        337.0
Finance Receivables (Less unearned finance charges
     and allowance for doubtful accounts)                            --          --      --    1,004.3          --      1,004.3
Loans to Affiliates                                                  --          --      --      162.7      (162.7)      --
Premiums and Other Service Fees Receivable                        925.3        12.4     9.4         --         6.8        953.9
Other Notes and Accounts Receivable                                18.0        37.0    17.1        0.3        (1.3)        71.1
Reinsurance Recoverables                                          268.3        42.7      --         --          --        311.0
Deferred Policy Acquisition Costs                                 305.5       239.3      --         --          --        544.8
Land, Buildings and Equipment for Company Use
     (At cost less accumulated depreciation)                      207.9         1.6     2.4        0.5        25.6        238.0
Goodwill                                                        1,261.0        35.4     0.4         --        35.8      1,332.6
Other Assets                                                      153.2       145.2     6.6       94.1       (57.4)       341.7
Separate Account Assets                                              --       905.4      --         --          --        905.4
                                                              --------------------------------------------------------------------
         Total                                                $12,492.1   $15,297.9  $626.0   $1,278.0    $ (226.2)   $29,467.8
                                                              ====================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
Losses and Adjustment Expense                                 $ 4,310.5   $    41.7  $   --   $     --    $     --    $ 4,352.2
Life Policy Liabilities                                              --       164.6      --         --          --        164.6
Unearned Premiums                                               1,701.5        12.2      --         --          --      1,713.7
Funds Held Under Deposit Contracts                                   --    11,989.1      --         --          --     11,989.1
Debt:
     Commercial Paper                                                --          --      --         --       812.8        812.8
     Credit Company Borrowings - Non-Affiliates                      --          --      --      892.0          --        892.0
     Credit Company Borrowings - Affiliates                          --          --      --      195.0      (195.0)          --
     7.875% Notes Due 2005                                           --          --      --         --       200.0        200.0
     6.875% Notes Due 2007                                           --          --      --         --       200.0        200.0
     Other Notes and Mortgages - Non-Affiliates                      --          --   193.2         --        61.9        255.1
     Other Notes and Mortgages - Affiliates                          --          --   289.0         --      (289.0)          --
Other Liabilities                                                 884.4       306.1    23.3       29.9       (20.4)     1,223.3
Income Taxes:
     Current                                                      (13.5)       21.2   (12.1)      (0.3)       14.0          9.3
     Deferred (Includes tax on unrealized appreciation
         of investment securities)                                192.6       172.9    28.8       43.7         8.9        446.9
Separate Account Liabilities                                         --       905.4      --         --          --        905.4
                                                              --------------------------------------------------------------------
         Total Liabilities                                      7,075.5    13,613.2   522.2    1,160.3       793.2     23,164.4
                                                              --------------------------------------------------------------------
Capital Securities                                                   --          --      --         --       841.7        841.7
                                                              --------------------------------------------------------------------
Common Stock                                                       25.0        11.0      --        1.0       872.3        909.3
Additional Paid-In Capital                                      3,012.7       266.3    42.1       27.0    (3,348.1)          --
Retained Earnings                                               1,463.1     1,098.1    61.7       89.7       586.5      3,299.1
Unrealized Appreciation of Investment Securities, Net of Tax      921.3       309.3      --         --        28.2      1,258.8
Unrealized Loss from Foreign Currency Translation, Net of Tax      (5.5)         --      --         --          --         (5.5)
                                                              --------------------------------------------------------------------
         Shareholders' Equity                                   5,416.6     1,684.7   103.8      117.7    (1,861.1)     5,461.7
                                                              --------------------------------------------------------------------
         Total                                                $12,492.1   $15,297.9  $626.0   $1,278.0    $ (226.2)   $29,467.8
                                                              ====================================================================

Balance Sheet - Supplemental Consolidating Information, SAFECO CORPORATION AND SUBSIDIARIES                                    F-2
December 31, 1996                                                                                                        Continued
----------------------------------------------------------------------------------------------------------------------------------
(In Millions)

ASSETS                                                      Property       Life &     Real     Credit   Other and
                                                            & Casualty     Health     Estate   Company  Eliminations Consolidated
                                                            ----------------------------------------------------------------------
Investments:
     Fixed Maturities Available-for-Sale, at Market Value     $3,938.3    $ 7,857.5   $   --    $   --   $140.4       $11,936.2
     Fixed Maturities Held-to-Maturity, at Amortized Cost           --      2,488.3       --        --       --         2,488.3
     Marketable Equity Securities, at Market Value             1,196.0         23.1       --        --     79.7         1,298.8
     Mortgage Loans                                                1.8        588.3       --        --   (142.1)          448.0
     Real Estate (At cost less accumulated depreciation)            --          4.4    553.8        --     (4.2)          554.0
     Policy Loans                                                   --         58.2       --        --       --            58.2
     Short-Term Investments                                       66.2         75.4     12.4        --    (48.1)          105.9
                                                            ----------------------------------------------------------------------
         Total Investments                                     5,202.3     11,095.2    566.2        --     25.7        16,889.4
Cash                                                              24.0         19.8      0.9       3.2      7.6            55.5
Accrued Investment Income                                         76.6        159.8       --       3.3      1.1           240.8
Finance Receivables (Less unearned finance charges
     and allowance for doubtful accounts)                           --           --       --     829.0       --           829.0
Loans to Affiliates                                                 --           --       --     153.2   (153.2)             --
Premiums and Other Service Fees Receivable                       440.6         12.8      8.2        --      5.6           467.2
Other Notes and Accounts Receivable                               12.5         11.3     20.3       0.3     (2.0)           42.4
Reinsurance Recoverables                                         112.3         25.2       --        --       --           137.5
Deferred Policy Acquisition Costs                                155.6        240.5       --        --       --           396.1
Land, Buildings and Equipment for Company Use
     (At cost less accumulated depreciation)                     141.9          1.4      1.6       0.5     25.9           171.3
Goodwill                                                           0.8          1.5      0.4        --     33.1            35.8
Other Assets                                                      72.5          5.9      3.7      76.1      3.3           161.5
Separate Account Assets                                             --        491.2       --        --       --           491.2
                                                            ----------------------------------------------------------------------
         Total                                                $6,239.1    $12,064.6   $601.3  $1,065.6   $(52.9)      $19,917.7
                                                            ======================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
Losses and Adjustment Expense                                 $2,059.1    $    29.2   $   --     $  --   $   --       $ 2,088.3
Life Policy Liabilities                                             --        149.6       --        --       --           149.6
Unearned Premiums                                                938.1          8.8       --        --       --           946.9
Funds Held Under Deposit Contracts                                  --      9,792.7       --        --       --         9,792.7
Debt:
     Credit Company Borrowings - Non-Affiliates                     --           --       --     808.8       --           808.8
     Credit Company Borrowings - Affiliates                         --           --       --      93.0    (93.0)             --
     7.875% Notes Due 2005                                          --           --       --        --    200.0           200.0
     Other Notes and Mortgages - Non-Affiliates                     --           --    165.1        --     59.6           224.7
     Other Notes and Mortgages - Affiliates                         --           --    235.3        --   (235.3)             --
Other Liabilities                                                386.5        210.0     54.6      21.7      6.1           678.9
Income Taxes:
     Current                                                      (4.8)        (0.5)    11.2      (1.9)    (0.5)            3.5
     Deferred (Includes tax on unrealized appreciation
         of investment securities)                               253.8        104.2     17.9      37.4      4.5           417.8
Separate Account Liabilities                                        --        491.2       --        --       --           491.2
                                                            ----------------------------------------------------------------------
         Total Liabilities                                     3,632.7     10,785.2    484.1     959.0    (58.6)       15,802.4
                                                            ----------------------------------------------------------------------
Common Stock                                                      20.0          6.0       --       1.0    198.3           225.3
Additional Paid-In Capital                                        56.9         92.3     42.1      27.0   (218.3)             --
Retained Earnings                                              1,861.2      1,020.1     75.1      78.6      7.2         3,042.2
Unrealized Appreciation of Investment Securities, Net of Tax     671.9        161.0       --        --     18.5           851.4
Unrealized Loss from Foreign Currency Translation, Net of Tax     (3.6)          --       --        --       --            (3.6)
                                                            ----------------------------------------------------------------------
         Shareholders' Equity                                  2,606.4      1,279.4    117.2     106.6      5.7         4,115.3
                                                            ----------------------------------------------------------------------
         Total                                                $6,239.1    $12,064.6   $601.3  $1,065.6   $(52.9)      $19,917.7
                                                            ======================================================================

Statement of Income - Supplemental Consolidating Information                                                                 F-3
SAFECO CORPORATION AND SUBSIDIARIES
Year Ended December 31, 1997
---------------------------------------------------------------------------------------------------------------------------------
(In Millions)
                                                              Property &       Life &        Real       Other and
                                                               Casualty        Health       Estate    Eliminations  Consolidated
                                                              -------------------------------------------------------------------
REVENUES
     Insurance:
        Property and Casualty Earned Premiums                 $  2,816.6     $       --    $    --       $     --     $  2,816.6
        Life and Health Premiums and Other Revenues                   --          290.2         --             --          290.2
                                                              -----------------------------------------------------------------
          Total                                                  2,816.6          290.2         --             --        3,106.8
     Real Estate                                                      --             --       75.1             --           75.1
     Finance                                                          --             --         --           86.5           86.5
     Asset Management                                                 --             --         --           27.1           27.1
     Other                                                            --             --         --           49.7           49.7
     Net Investment Income                                         327.0          916.3         --            1.4        1,244.7
     Realized Investment Gain (Loss)                               132.8            6.8      (28.3)           8.1          119.4
                                                              -----------------------------------------------------------------
          Total                                                  3,276.4        1,213.3       46.8          172.8        4,709.3
                                                              -----------------------------------------------------------------

EXPENSES
     Losses, Adjustment Expense and Policy Benefits              1,960.0          856.2         --             --        2,816.2
     Commissions                                                   429.1           95.2         --             --          524.3
     Nonrecurring 1997 Acquisition Charges                          60.0             --         --             --           60.0
     Personnel Costs                                               210.2           56.2       13.7           49.6          329.7
     Interest                                                         --             --       23.3           78.5          101.8
     Goodwill Amortization                                          11.0            0.5         --            0.7           12.2
     Other                                                         191.8           67.2       28.5           32.4          319.9
     Amortization of Deferred Policy Acquisition Costs             495.9           37.0         --             --          532.9
     Deferral of Policy Acquisition Costs                         (506.6)         (53.7)        --             --         (560.3)
                                                              -----------------------------------------------------------------
          Total                                                  2,851.4        1,058.6       65.5          161.2        4,136.7
                                                              -----------------------------------------------------------------

Income (Loss) Before Income Taxes                                  425.0          154.7      (18.7)          11.6          572.6
                                                              -----------------------------------------------------------------
Provision (Benefit) for Income Taxes:
     Current                                                        69.7           56.7      (17.4)          (1.9)         107.1
     Deferred                                                        8.3           (4.0)      10.9            5.5           20.7
                                                              -----------------------------------------------------------------
          Total                                                     78.0           52.7       (6.5)           3.6          127.8
                                                              -----------------------------------------------------------------

Income (Loss) Before Distributions on Capital Securities           347.0          102.0      (12.2)           8.0          444.8
Distributions on Capital Securities, Net of Tax                       --             --         --          (14.8)         (14.8)
                                                              -----------------------------------------------------------------

Net Income (Loss)                                             $    347.0     $    102.0    $ (12.2)      $   (6.8)    $    430.0
                                                              =================================================================

Statement of Cash Flows - Supplemental Consolidating Information                                                             F-4
SAFECO CORPORATION AND SUBSIDIARIES
Year Ended December 31, 1997
--------------------------------------------------------------------------------------------------------------------------------
(In Millions)
                                                             Property                                  Other and
                                                             & Casualty    Life & Health  Real Estate  Eliminations Consolidated
                                                            --------------------------------------------------------------------
OPERATING ACTIVITIES
     Insurance Premiums Received                               $2,839.3      $  224.0      $     --    $     --      $3,063.3
     Dividends and Interest Received                              334.6         830.4           2.1        82.5       1,249.6
     Other Operating Receipts                                        --          32.6          74.5        88.4         195.5
     Insurance Claims and Policy Benefits Paid                 (2,064.4)       (359.0)           --          --      (2,423.4)
     Underwriting, Acquisition and Insurance Operating
           Costs Paid                                            (772.0)       (220.5)           --       (98.7)     (1,091.2)
     Interest Paid                                                   --            --         (23.6)      (71.1)        (94.7)
     Other Operating Costs Paid                                      --            --         (30.0)      (62.6)        (92.6)
     Income Taxes Paid                                            (79.4)        (37.6)         (5.9)       27.3         (95.6)
                                                            --------------------------------------------------------------------
       Net Cash Provided by (Used in) Operating Activities        258.1         469.9          17.1       (34.2)        710.9
                                                            --------------------------------------------------------------------
INVESTING ACTIVITIES
     Purchases of:
           Fixed Maturities Available-for-Sale                   (638.0)     (1,923.8)           --       (17.0)     (2,578.8)
           Fixed Maturities Held-to-Maturity                         --        (199.6)           --          --        (199.6)
           Equities                                              (246.4)         (7.8)           --        (7.0)       (261.2)
           Other Investments                                         --        (137.5)       (161.5)       57.4        (241.6)
     Purchase of Subsidiaries, Net of Cash Acquired                21.4         118.2            --    (3,153.9)     (3,014.3)
     Maturities of Fixed Maturities Available-for-Sale            234.5         438.8            --        20.1         693.4
     Maturities of Fixed Maturities Held-to-Maturity                 --           9.0            --        (0.1)          8.9
     Sales of:
           Fixed Maturities Available-for-Sale                    822.6         883.7            --         6.3       1,712.6
           Fixed Maturities Held-to-Maturity                         --            --            --          --            --
           Equities                                               487.0          13.2            --        10.4         510.6
           Other Investments                                        0.2          71.5          54.6         2.0         128.3
     Net Decrease (Increase) in Short-Term Investments           (108.1)         21.0           9.2       215.6         137.7
     Finance Receivables Originated or Acquired                      --            --            --      (489.6)       (489.6)
     Principal Payments Received on Finance Receivables              --            --            --       317.3         317.3
     Other                                                        (35.4)        (51.0)         (1.5)      (58.8)       (146.7)
                                                            --------------------------------------------------------------------
       Net Cash Provided by (Used in) Investing Activities        537.8        (764.3)        (99.2)   (3,097.3)     (3,423.0)
                                                            --------------------------------------------------------------------
FINANCING ACTIVITIES
     Funds Received Under Deposit Contracts                          --       1,403.5            --          --       1,403.5
     Return of Funds Held Under Deposit Contracts                    --        (866.6)           --          --        (866.6)
     Proceeds from Notes and Mortgage Borrowings                     --            --          52.5       158.5         211.0
     Repayment of Notes and Mortgage Borrowings                      --            --          (6.8)       (2.4)         (9.2)
     Net Proceeds from Short-Term Borrowings                       17.2           5.0          37.0       883.7         942.9
     Proceeds from Capital Securities                                --            --            --       832.2         832.2
     Proceeds from Common Stock Secondary Offering                   --            --            --       677.2         677.2
     Common Stock Reacquired                                         --            --            --       (10.7)        (10.7)
     Dividends Paid to Shareholders                              (741.0)        (21.0)         (1.6)      609.5        (154.1)
     Other                                                           --            --           0.1        21.7          21.8
                                                            --------------------------------------------------------------------
       Net Cash Provided by (Used in) Financing Activities       (723.8)        520.9          81.2     3,169.7       3,048.0
                                                            --------------------------------------------------------------------
     Net Increase (Decrease) in Cash                               72.1         226.5          (0.9)       38.2         335.9
     Cash at the Beginning of Year                                 24.0          19.8           0.9        10.8          55.5
                                                            --------------------------------------------------------------------
     Cash at the End of the Year                               $   96.1      $  246.3      $     --    $   49.0      $  391.4
                                                            --------------------------------------------------------------------

Summary of Investments Other Than Investments in Related Parties                                               F-5
SAFECO CORPORATION AND SUBSIDIARIES                                                                     Schedule I
December 31, 1997
------------------------------------------------------------------------------------------------------------------
(In Millions)
                                                                                                   Amount at Which
                                                                                                   Shown in the
Type of Investment                                                         Cost     Market Value   Balance Sheet
------------------------------------------------------------------------------------------------------------------
Fixed Maturities Available-for-Sale
     Bonds:
         United States Government and Government
             Agencies and Authorities                                   $ 1,489.0     $ 1,572.7     $ 1,572.7
         States, Municipalities and Political
             Subdivisions                                                 4,969.2       5,446.4       5,446.4
         Mortgage-Backed Securities                                       3,165.4       3,304.2       3,304.2
         Foreign Governments                                                248.8         297.1         297.1
         Public Utilities                                                 1,623.8       1,729.6       1,729.6
         All Other Corporate Bonds                                        4,342.1       4,535.4       4,535.4
     Redeemable Preferred Stocks                                            248.5         257.8         257.8
                                                                      ---------------------------------------

        Total Fixed Maturities Classified as Available-for-Sale(1)     16,086.8     $17,143.2      17,143.2
                                                                      ---------------------------------------

Fixed Maturities Held-to-Maturity
     Bonds:
         United States Government and Government
             Agencies and Authorities                                       257.9     $   332.1         257.9
         States, Municipalities and Political
             Subdivisions                                                   120.4         135.3         120.4
         Mortgage-Backed Securities                                         300.9         336.4         300.9
         Foreign Governments                                                148.9         189.2         148.9
         Public Utilities                                                   417.5         495.8         417.5
         All Other Corporate Bonds                                        1,463.0       1,671.1       1,463.0
                                                                      ---------------------------------------

       Total Fixed Maturities Classified as Held-to-Maturity(1)         2,708.6     $ 3,159.9       2,708.6
                                                                      ---------------------------------------

Equity Securities
     Common Stocks:
         Public Utilities                                                    60.7     $   117.4         117.4
         Banks, Trust and Insurance Companies                                62.1         236.1         236.1
         Industrial, Miscellaneous and All Other                            612.5       1,262.4       1,262.4
     Non-Redeemable Preferred Stocks                                        233.7         263.8         263.8
                                                                      ---------------------------------------
                  Total Equity Securities                                   969.0     $ 1,879.7       1,879.7
                                                                      ---------------------------------------
Other
     Mortgage Loans on Real Estate(1)                                     499.0                       499.0
     Real Estate (Net of depreciation)(1)                                 586.1                       586.1
     Policy Loans                                                            85.3                        85.3
     Short-Term Investments                                                 134.7                       134.7
                                                                      -----------                   ---------
                  Total Other                                             1,305.1                     1,305.1
                                                                      -----------                   ---------
                      Total Investments                                 $21,069.5                   $23,036.6
                                                                      ===========                   =========

(1) The carrying value of investments in fixed maturities, mortgage loans and real estate that have not produced income for the last twelve months is less than one percent of the total of such investments at December 31, 1997.

Balance Sheet
SAFECO CORPORATION
(Parent Company Only)                                                       F-6
                                                                     Schedule II

December 31                                                   1997           1996
-----------------------------------------------------------------------------------
(In Millions)

ASSETS

Investments:
    Stock of Subsidiaries - At Cost Plus Equity in
        Undistributed Earnings Since Acquisition
        (Includes unrealized appreciation of investment
        securities, net of tax, held by subsidiaries)       $7,440.1      $4,168.9
    Fixed Maturities Available-for-Sale,
        at Market Value
        (Amortized cost: 1997 - $92.9; 1996 - $108.3)           94.5         108.6
    Marketable Equity Securities, at Market Value
        (Cost: 1997 - $37.1; 1996 - $41.9)                      73.9          64.4
    Notes Receivable - SAFECO Credit                              --          15.0
    Short-Term Investments                                       8.7           5.3
                                                         -------------------------
           Total Investments                                 7,617.2       4,362.2

Cash                                                            25.5           0.2

Dividends Receivable
    from Affiliated Companies                                   45.5          37.4

Accounts Receivable
    from Affiliated Companies                                     --           9.5

Income Taxes - Current                                            --           1.6


Other Assets                                                    20.1           6.4
                                                         -------------------------
           Total                                            $7,708.3      $4,417.3
                                                         =========================

LIABILITIES AND SHAREHOLDERS' EQUITY

    Accounts Payable to Affiliated Companies                $    0.8      $    1.8
    Accounts and Interest Payable                               43.4           4.5
    Income Taxes:
        Current                                                 12.9            --
        Deferred                                                13.5           9.1
    Dividends Payable to Shareholders                           45.2          36.6
    Debt:
        Commercial Paper                                       812.8            --
        Medium-Term Notes Due 2002                              50.0          50.0
        7.875% Notes Due 2005                                  200.0         200.0
        6.875% Notes Due 2007                                  200.0            --
        8.072% Junior Subordinated Debentures
            (Capital Securities)                               868.0            --
                                                         -------------------------
            Total Liabilities                                2,246.6         302.0
                                                         -------------------------


    Preferred Stock, No Par Value:
        Shares Authorized: 10
        Shares Issued and Outstanding: None
    Common Stock, No Par Value:
        Shares Authorized: 300
        Shares Reserved for Options:
            1997 - 7.9; 1996 - 3.3
        Shares Issued and Outstanding:
            1997 - 141.2; 1996 - 126.3                         909.3         225.3
    Retained Earnings                                        3,299.1       3,042.2
    Unrealized Appreciation of Investment
        Securities, Net of Tax                               1,258.8         851.4
    Unrealized Loss from Foreign Currency
        Translation, Net of Tax                                 (5.5)         (3.6)
                                                         -------------------------
            Shareholders' Equity                             5,461.7       4,115.3
                                                         -------------------------
            Total                                           $7,708.3      $4,417.3
                                                         =========================

Statement of Income                                                                                                F-7
SAFECO CORPORATION                                                                                         Schedule II
(Parent Company Only)
Year Ended December 31                                                                 1997          1996          1995
-----------------------------------------------------------------------------------------------------------------------
(In Millions)

REVENUES
     Dividends   -Non-Affiliates                                                       $ 2.8         $ 3.4         $ 5.2
     Interest    -Affiliates                                                             0.9           1.5           0.9
                 -Others                                                                20.0           6.1          11.4
     Equity in Loss of Unconsolidated Affiliate                                          --           (1.0)         (1.0)
     Realized Gain from Security Investments                                             7.9          17.3           6.6
                                                                              ------------------------------------------
          Total                                                                         31.6          27.3          23.1
                                                                              ------------------------------------------

EXPENSES
     Interest                                                                           74.3          19.3          30.7
     Other                                                                               0.8           0.6           0.6
                                                                              ------------------------------------------
          Total                                                                         75.1          19.9          31.3
                                                                              ------------------------------------------

Income (Loss) Before Income Taxes                                                      (43.5)          7.4          (8.2)
Provision (Benefit) for Income Taxes
      (Includes provision on realized gain:
     1997 - $2.8; 1996 - $6.1; 1995 - $2.3)                                            (16.0)          1.8          (4.1)
                                                                              ------------------------------------------

Income (Loss) Before Equity in Earnings
     of Subsidiaries                                                                   (27.5)          5.6          (4.1)
Equity in Earnings of Subsidiaries
     (Includes dividends accrued and received)                                         457.5         433.4         403.1
                                                                              ------------------------------------------

          Consolidated Net Income                                                    $ 430.0       $ 439.0       $ 399.0
                                                                              ==========================================


Dividends Accrued and Received From Subsidiaries (Cash):
     SAFECO Insurance Company of America                                             $ 383.0        $ 75.0        $ 69.0
     General Insurance Company of America                                              316.5          45.5          45.0
     First National Insurance Company of America                                        29.5           4.0           4.0
     SAFECO National Insurance Company                                                   4.5           5.0           3.5
     SAFECO Insurance Company of Illinois                                               12.0          12.0          10.0
     SAFECO Life Insurance Company                                                      16.0           4.0           4.0
     SAFECO Administrative Services, Inc.                                                0.5           0.6           0.6
     SAFECO Properties, Inc.                                                             1.2           1.4           1.5
     SAFECO Credit Company, Inc.                                                         3.0           2.2           1.9
     SAFECO Asset Management Company                                                     --            --            1.0
     SAFECO Capital Trust                                                                1.0           --             --
                                                                              ------------------------------------------

          Total                                                                      $ 767.2       $ 149.7       $ 140.5
                                                                              ==========================================

Statement of Cash Flows                                                                                            F-8
SAFECO CORPORATION                                                                                         Schedule II
(Parent Company Only)
Year Ended December 31                                                                1997          1996          1995
-----------------------------------------------------------------------------------------------------------------------
(In Millions)

OPERATING ACTIVITIES
     Dividends and Interest Received  -Affiliates                                    $ 760.1       $ 148.6       $ 138.9
                                      -Others                                           23.8          11.1          16.4
     Interest Paid                                                                     (34.6)        (19.3)        (33.0)
     Other Operating Costs Paid                                                         (0.3)         (0.3)         (1.6)
     Income Taxes Received (Paid)                                                       31.6          (2.2)          5.5
                                                                              ------------------------------------------
         Net Cash Provided by Operating Activities                                     780.6         137.9         126.2
                                                                              ------------------------------------------

INVESTING ACTIVITIES
     Purchases of:
         Fixed Maturities Available-for-Sale                                             --          (45.9)          --
         Equities                                                                        --           (5.0)         (3.1)
         Other Investments                                                               --            --         (211.8)
     Maturities of Fixed Maturities Available-for-Sale                                  10.6           0.8           0.8
     Acquisitions, Net of Cash Acquired                                             (3,157.2)          --            --
     Sales of:
         Fixed Maturities Available-for-Sale                                             4.3          16.2           9.2
         Equities                                                                       10.3          42.9          22.7
         Other Investments                                                               --            --          196.8
     Net Decrease (Increase) in Short-Term Investments                                  18.9          (5.8)         (5.6)
     Other                                                                               --            2.3           --
                                                                              ------------------------------------------
         Net Cash Provided by (Used in) Investing Activities                        (3,113.1)          5.5           9.0
                                                                              ------------------------------------------

FINANCING ACTIVITIES
     Proceeds from Notes and Mortgage Borrowings                                       196.1           --          198.7
     Repayment of Notes and Mortgage Borrowings                                          --            --         (201.4)
     Net Proceeds from Short-Term Borrowings                                           811.2           --            --
     Proceeds from Junior Subordinated Debentures (Capital Securities)                 832.2           --            --
     Proceeds from Common Stock Secondary Offering                                     677.2           --            --
     Common Stock Reacquired                                                           (10.7)         (9.6)         (8.7)
     Dividends Paid to Stockholders                                                   (154.1)       (139.9)       (128.5)
     Capital Contributions to Affiliates                                                 --            --           (1.0)
     Other                                                                               5.9           6.2           5.8
                                                                              ------------------------------------------
         Net Cash Provided by (Used in) Financing Activities                         2,357.8        (143.3)       (135.1)
                                                                              ------------------------------------------

Net Increase in Cash                                                                    25.3           0.1           0.1
Cash at the Beginning of Year                                                            0.2           0.1           --
                                                                              ------------------------------------------
Cash at the End of Year                                                               $ 25.5         $ 0.2         $ 0.1
                                                                              ==========================================

 Supplementary Insurance Information                                                         F-9
 SAFECO CORPORATION AND SUBSIDIARIES                                                Schedule III
 December 31
------------------------------------------------------------------------------------------------
(In Millions)                                                                       Other Policy
                                                  Reserve for                        Claims and
                                                 Future Policy                        Benefits
                                   Deferred        Benefits,                       Payable (Funds
                                    Policy       Losses, Claims                      Held Under
                                  Acquisition       and Loss         Unearned          Deposit
Segment                             Costs           Expenses         Premiums         Contracts)
----------------------------- ------------------------------------------------------------------
1997
Property and Casualty:
        Personal                  $   165.7        $ 1,414.8        $   913.2
        Commercial and Surety         139.8          2,895.7            788.3
                                  -------------------------------------------
          Total                       305.5          4,310.5          1,701.5
                                  -------------------------------------------
Life and Health:
        Financial Services            165.9            133.8              9.8         $ 8,579.4
        Employee Benefits              73.4             72.5              2.4           3,409.7
                                  -------------------------------------------------------------
          Total                       239.3            206.3             12.2          11,989.1
                                  -------------------------------------------------------------
Real Estate                              --               --               --                --
Credit                                   --               --               --                --
Other and Eliminations                   --               --               --                --
                                  -------------------------------------------------------------
          Consolidated Totals     $   544.8        $ 4,516.8        $ 1,713.7         $11,989.1
                                  =============================================================

1996
Property and Casualty:
        Personal                  $   112.5        $ 1,022.0        $   617.6
        Commercial and Surety          43.1          1,037.1            320.5
                                  -------------------------------------------
          Total                       155.6          2,059.1            938.1
                                  -------------------------------------------
Life and Health:
        Financial Services            163.8            108.6              6.4         $ 6,438.4
        Employee Benefits              76.7             70.2              2.4           3,354.3
                                  -------------------------------------------------------------
          Total                       240.5            178.8              8.8           9,792.7
                                  -------------------------------------------------------------
Real Estate                              --               --               --                --
Credit                                   --               --               --                --
Other and Eliminations                   --               --               --                --
                                  -------------------------------------------------------------
          Consolidated Totals     $   396.1        $ 2,237.9        $   946.9         $ 9,792.7
                                  =============================================================


Year Ended December 31
-----------------------------------------------------------------------------------------------------------------------------
(In Millions)

                                                                                                  Other Operating
                                                                                                  Costs (Including
                                                                    Benefits,    Amortization of    Dividends to
                                  Premiums and                   Claims, Losses  Deferred Policy   Policyholders
                                   Service Fee   Net Investment  and Adjustment    Acquisition      and Goodwill     Net Premiums
Segment                             Revenues        Income (1)      Expenses           Costs        Amortization)       Written
--------------------------------------------------------------------------------------------------------------------------------
1997
Property and Casualty:
        Personal                    $ 1,930.7                       $ 1,361.0         $ 333.2          $ 212.8         $ 1,973.5
        Commercial and Surety           885.9                           599.0           162.7            182.7             854.7
                               --------------                    ---------------  --------------  ------------------------------
          Total                       2,816.6         $ 327.0         1,960.0           495.9            395.5 (2)     $ 2,828.2
                               -------------------------------------------------------------------------------      ============
Life and Health:
        Financial Services               72.9           626.8           528.7            16.3             72.5
        Employee Benefits               217.3           289.5           327.5            20.7             92.9
                               -------------------------------------------------------------------------------
          Total                         290.2           916.3           856.2            37.0            165.4
                               -------------------------------------------------------------------------------
Real Estate                               -               -               -               -               65.5
Credit                                    -               -               -               -               74.7
Other and Eliminations                    -               1.4             -               -               86.5
                               -------------------------------------------------------------------------------
          Consolidated Totals       $ 3,106.8       $ 1,244.7       $ 2,816.2         $ 532.9          $ 787.6
                               ===============================================================================
1996
Property and Casualty:
        Personal                    $ 1,650.7                       $ 1,204.5         $ 292.9          $ 148.3         $ 1,676.3
        Commercial and Surety           624.7                           376.0            98.3            115.5             636.8
                               -------------                     ---------------  --------------  ------------------------------
          Total                       2,275.4         $ 281.6         1,580.5           391.2            263.8         $ 2,313.1
                               ------------------------------------------------------------------------------       ============
Life and Health:
        Financial Services               50.7           554.8           459.2            13.7             57.4
        Employee Benefits               215.2           281.9           323.0            21.9             90.7
                               -------------------------------------------------------------------------------
          Total                         265.9           836.7           782.2            35.6            148.1
                               -------------------------------------------------------------------------------
Real Estate                               -               -               -               -               66.9
Credit                                    -               -               -               -               65.2
Other and Eliminations                    -              (1.6)            -               -               53.4
                               -------------------------------------------------------------------------------
          Consolidated Totals       $ 2,541.3       $ 1,116.7       $ 2,362.7         $ 426.8          $ 597.4
                               ===============================================================================


 Supplementary Insurance Information                                            F-9
 SAFECO CORPORATION AND SUBSIDIARIES                                   Schedule III
 December 31                                                              Continued
-----------------------------------------------------------------------------------
 (In Millions)
                                                                      Other Policy
                                               Reserve for              Claims and
                                             Future Policy                Benefits
                                  Deferred       Benefits,          Payable (Funds
                                    Policy  Losses, Claims              Held Under
                               Acquisition        and Loss  Unearned       Deposit
Segment                              Costs        Expenses  Premiums     Contracts)
----------------------------- ----------------------------------------------------

1995
Property and Casualty:
        Personal                  $  106.7   $1,112.5     $  591.1
        Commercial and Surety         39.2    1,068.3        311.5
                                  ---------------------------------
          Total                      145.9    2,180.8        902.6
                                  ---------------------------------
Life and Health:
        Financial Services           143.2      109.7          6.3   $5,515.4
        Employee Benefits             67.3       70.8          1.9    3,241.0
                                  -------------------------------------------
          Total                      210.5      180.5          8.2    8,756.4
                                  -------------------------------------------
Real Estate                             --         --           --         --
Credit                                  --         --           --         --
Other and Eliminations                  --         --           --         --
                                  -------------------------------------------
          Consolidated Totals     $  356.4   $2,361.3     $  910.8   $8,756.4
                                  ===========================================

Year Ended December 31
-------------------------------------------------------------------------------------------------------------------------------
(In Millions)

                                                                                                   Other Operating
                                                                                                  Costs (Including
                                                                       Benefits,  Amortization of     Dividends to
                                    Premiums and                  Claims, Losses  Deferred Policy    Policyholders
                                     Service Fee  Net Investment  and Adjustment      Acquisition     and Goodwill  Net Premiums
Segment                                 Revenues      Income (1)        Expenses            Costs     Amortization)      Written
-----------------------------  --------------------------------------------------------------------------------------------
1995
Property and Casualty:
        Personal                       $ 1,562.7                    $ 1,143.2       $ 281.7        $ 140.3         $ 1,599.7
        Commercial and Surety              599.4                        383.8          94.8          112.0             607.3
                               -----------------                -----------------------------------------------------------
          Total                          2,162.1       $ 291.5        1,527.0         376.5          252.3         $ 2,207.0
                               ---------------------------------------------------------------------------   ===============
Life and Health:
        Financial Services                  47.2         494.7          403.5          12.2           57.8
        Employee Benefits                  214.4         283.5          320.0          20.2           90.5
                               ---------------------------------------------------------------------------
          Total                            261.6         778.2          723.5          32.4          148.3
                               ---------------------------------------------------------------------------
Real Estate                                  -             -              -             -             65.9
Credit                                       -             -              -             -             58.5
Other and Eliminations                       -             5.6            -             -             56.7
                               ---------------------------------------------------------------------------
          Consolidated Totals          $ 2,423.7     $ 1,075.3      $ 2,250.5       $ 408.9        $ 581.7
                               ===========================================================================


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

(2) Property and casualty other operating costs for 1997 include $60.0 million of nonrecurring acquisition charges related to SAFECO's October 1, 1997 acquisition of American States.

Reinsurance                                                                                                                    F-10
SAFECO CORPORATION AND SUBSIDIARIES                                                                                     Schedule IV
Year Ended December 31
------------------------------------------------------------------------------------------------------------------------------------
(In Millions)
                                                                                                                          Percentage
                                                                   Ceded to                Assumed                        of Amount
                                                                   Other                  from Other                      Assumed to
                                         Gross Amount              Companies              Companies          Net Amount       Net
                                        -------------------------------------------------------------------------------------------
1997
Life Insurance In Force at Year End          $ 43,499.7            $ (3,788.5)             $ 210.3             $ 39,921.5     0.5%
                                        ==================================================================================

Premiums earned:
           Life Insurance                       $ 146.9               $ (10.1)               $ 0.2                $ 137.0     0.1%
           Accident/Health Insurance              160.3                  (9.5)                 2.4                  153.2     1.6%
           Property/Casualty Insurance          2,945.3                (155.8)                27.1                2,816.6     1.0%
                                        ----------------------------------------------------------------------------------
                Total                         $ 3,252.5              $ (175.4)              $ 29.7              $ 3,106.8     1.0%
                                        ==================================================================================

1996
Life Insurance In Force at Year End          $ 28,524.8            $ (1,791.1)              $ 80.9             $ 26,814.6     0.3%
                                        ==================================================================================

Premiums earned:
           Life Insurance                       $ 120.8                $ (5.6)               $ 0.2                $ 115.4     0.2%
           Accident/Health Insurance              158.6                  (8.1)                 --                   150.5     0.0%
           Property/Casualty Insurance          2,404.9                (152.6)                23.1                2,275.4     1.0%
                                        ----------------------------------------------------------------------------------
                Total                         $ 2,684.3              $ (166.3)              $ 23.3              $ 2,541.3     0.9%
                                        ==================================================================================

1995
Life Insurance In Force at Year End          $ 28,171.4            $ (1,303.6)              $ 15.5             $ 26,883.3     0.1%
                                        ==================================================================================

Premiums earned:
           Life Insurance                       $ 107.5                $ (4.7)               $ 0.1                $ 102.9     0.1%
           Accident/Health Insurance              169.9                  (5.6)                (5.6)                 158.7    -3.5%
           Property/Casualty Insurance          2,300.9                (160.4)                21.6                2,162.1     1.0%
                                        ----------------------------------------------------------------------------------
                Total                         $ 2,578.3              $ (170.7)              $ 16.1              $ 2,423.7     0.7%
                                        ==================================================================================

Supplemental Information Concerning Consolidated Property/Casualty Insurance Operations
SAFECO CORPORATION
December 31                                                                                                       F-11
                                                                                                           Schedule VI
----------------------------------------------------------------------------------------------------------------------
     (In Millions)
                                             Reserve For       Discount
                         Deferred           Unpaid Losses      Deducted
   Affiliation            Policy                and                from
          with         Acquisition           Adjustment            Loss         Unearned
    Registrant            Costs              Expenses          Reserves         Premiums
-----------------------------------------------------------------------------------------
   Property/Casualty
   Subsidiaries:

1997                      $ 305.5             $ 4,310.5           $ --           $ 1,701.5

1996                      $ 155.6             $ 2,059.1           $ --             $ 938.1

1995                      $ 145.9             $ 2,180.8           $ --             $ 902.6


 Year Ended December 31
-----------------------------------------------------------------------------------------------------------------------------------
   (In Millions)

                                            Losses and     Adjustment      Amortization
                                              Expenses     Incurred         of Deferred          Paid Losses
   Affiliation                   Net          Related          to:           Policy                 and
          with       Earned   Investment                                    Acquisition          Adjustment          Net Premiums
    Registrant     Premiums     Income      Current Year   Prior Years         Costs             Expenses               Written
----------------------------------------------------------------------------------------------------------------------------------
   Property/Casualty
   Subsidiaries:

1997                 $ 2,816.6    $ 327.0     $ 1,969.5      $ 30.5(1)        $ 495.9            $ 2,078.4             $ 2,828.2

1996                 $ 2,275.4    $ 281.6     $ 1,658.2      $ (77.7)         $ 391.2            $ 1,694.9             $ 2,313.1

1995                 $ 2,162.1    $ 291.5     $ 1,586.7      $ (59.7)         $ 376.5            $ 1,549.8             $ 2,207.0


(1) The 1997 increase in losses and adjustment expenses incurred related to prior years of $30.5 million includeds a nonrecurring $40.0 million reserve increase related to the American States acquisition.

SAFECO CORPORATION AND SUBSIDIARIES
Exhibit Index                                                               F-12
--------------------------------------------------------------------------------

          Exhibit 2.1*         Agreement and Plan of Merger dated as of June 6,
                               1997 by and among American States Financial
                               Corporation, SAFECO Corporation ("SAFECO") and
                               ASFC Acquisition Co. (filed as Exhibit 2.1 to
                               SAFECO's Report on Form 8-K dated June 6, 1997), is incorporated herein by this reference.
                               SAFECO agrees to furnish the Securities and Exchange Commission, upon request, with copies of all omitted schedules to the foregoing Agreement and Plan of Merger.

          Exhibit 3.1*         Bylaws (as last amended May 7, 1997), filed as
                               Exhibit 3.1 to SAFECO's Quarterly Report on Form
                               10-Q for the quarter ended June 30, 1997 (File
                               No. 1-6563), are incorporated herein by this reference.

          Exhibit 3.2*         Restated Articles of Incorporation (as amended
                               May 7, 1997), filed as Exhibit 3.2 to SAFECO's
                               Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 (File No. 1-6563), are incorporated herein by this referece.

          Exhibit 4.1 SAFECO agrees to furnish the Securities and Exchange Commission, upon request, with copies of all instruments defining rights of holders of long-term debt of SAFECO and its consolidated subsidiaries.

          Exhibit 4.2*         Indenture, dated as of July 15, 1997, between
                               SAFECO and The Chase Manhattan Bank, as Trustee, filed as Exhibit 4.2 to SAFECO's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.
                               (File No. 1-6563) is incorporated herein by this reference.

          Exhibit 4.3*         Form of Certificate of Exchange Junior
                               Subordinated Debenture filed as Exhibit 4.2 to
                               SAFECO's Registration Statement on Form S-4 (No.
                               333-38205) dated October 17, 1997, is
                               incorporated herein by this reference.

          Exhibit 4.4* Certificate of Trust of SAFECO Capital Trust I dated June 18, 1997, filed as Exhibit 4.4 to
                               SAFECO's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 (File No. 1-6563), is incorporated herein by this reference.

          Exhibit 4.5*         Amended and Restated Declaration of Trust of
                               SAFECO Capital Trust I dated as of July 15, 1997, filed as Exhibit 4.5 to SAFECO's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997
                               (File No. 1-6563) is incorporated herein by this reference.

          Exhibit 4.6*         Form of Exchange Capital Security Certificate for
                               SAFECO Capital Trust I filed as Exhibit 4.5 to
                               SAFECO's Registration Statement on Form S-4 (No.
                               333-38205) dated October 17, 1997, is
                               incorporated herein by this reference.

          Exhibit 4.7* Form of Exchange Guarantee of SAFECO relating to the Exchange Capital Securities filed as Exhibit
                               4.6 to SAFECO's Registration Statement on Form
                               S-4 (No. 333-38205) dated October 17, 1997, is
                               incorporated herein by this reference.

          Exhibit 10.1*        Five-Year Credit Agreement dated as of September
                               24, 1997, among SAFECO; Bank of America National
                               Trust and Savings Association, as Agent; Mellon
                               Bank, N.A., as Documentation Agent; The Chase
                               Manhattan Bank, as Syndication Agent; and the various co-agents, lead managers, and financial institutions identified in said Credit Agreement as parties thereto.

SAFECO CORPORATION AND SUBSIDIARIES                                        F-12
Exhibit Index                                                        (continued)
--------------------------------------------------------------------------------

          Exhibit 10.2*        SAFECO Corporation Deferred Compensation Plan for
                               Directors, filed as Exhibit 10 to SAFECO's Annual
                               Report on Form 10-K for the fiscal year ended
                               December 31, 1994 (File No. 1-6563), is
                               incorporated herein by this reference.

          Exhibit 10.3* Retirement Agreement between Richard E. Zunker and SAFECO Life Insurance Company dated November
                               25, 1997.

                               The following documents are incorporated herein by this reference.

          Exhibit 10.4* Executive Severance Agreements between SAFECO and each of Roger H. Eigsti and Boh A. Dickey dated
                               May 23, 1984, filed as Exhibit 10 to SAFECO's
                               Annual Report on Form 10-K for the fiscal year ended December 31, 1985 (File No. 1-6563); and the Form of Executive Severance Agreements between SAFECO and each of Rod A. Pierson, James W. Ruddy, W. Randall Stoddard, and Richard
                               E. Zunker, in each case dated August 30, 1996, filed as Exhibit 10 to SAFECO's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

          Exhibit 10.5*        SAFECO Long-Term Incentive Plan of 1997 filed as
                               Exhibit 99.1 to SAFECO's Registration Statement on Form S-8 (No. 333-26393) dated May 2, 1997, is incorporated herein by this reference.

          Exhibit 10.6*        Form of Stock Option Contract granted under the
                               SAFECO Long-Term Incentive Plan of 1997.

          Exhibit 10.7* Form of Restricted Stock Rights Award Agreement granted under the SAFECO Long-Term Incentive Plan of 1997.

          Exhibit 10.8* Form of Performance Stock Rights Award Agreement granted under the SAFECO Long-Term Incentive Plan of 1997.

          Exhibit 10.9*        SAFECO Incentive Plan of 1987 contained in the
                               Prospectus dated November 10, 1989, as amended
                               January 31, 1990, filed as Exhibit 10 to SAFECO's
                               Annual Report on Form 10-K for the fiscal year ended December 31, 1989 (File No. 1-6563), and the Supplement to such Prospectus dated
                               November 8, 1990, filed as Exhibit 10 to
                               Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1990 (File No.
                               1-6563) are incorporated herein by this
                               reference.

F-13      Exhibit 11           Computation of Income Per Share

F-14      Exhibit 12           Computation of Ratios

F-15      Exhibit 21           Subsidiaries of the Registrant

          Exhibit 13*          1997 Annual Report to Shareholders

          Exhibit 27 Financial Data Schedule (This exhibit is included only in the electronic EDGAR filing version of this 10-K. The Financial Data Schedule is not a separate financial statement but a schedule that summarizes certain standard financial information extracted directly from the financial statements in this filing.)

*Copies of these exhibits are available without charge by making a written request to:

Rod A. Pierson
Senior Vice President and Chief Finanacial Officer
SAFECO Corporation
SAFECO Plaze
Seattle, Washington 98185