Form 10-Q
period 1998-03-31
SAFECO CORP
filed 1998-05-13
CIK 86104

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 1998.

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


                                 (206)545-5000
                                   (Telephone)



141,187,820 shares of no PAR VALUE common stock were outstanding at March 31, 1998.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES [X]   NO [ ].

                               SAFECO CORPORATION
--------------------------------------------------------------------------------
                        TABLE OF CONTENTS AND SIGNATURES


Part I - Financial Information*                                           Page
                                                                          ----
     Item 1.   Financial Statements:
               Consolidated Balance Sheet,                                  3
                  March 31, 1998 and December 31, 1997
               Statement of Consolidated Income and Retained Earnings       5
                  for the Three Months Ended March 31, 1998 and 1997
               Statement of Consolidated Cash Flows                         6
                  for the Three Months Ended March 31, 1998 and 1997
               Statement of Consolidated Comprehensive Income               7
                  for the Three Months Ended March 31, 1998 and 1997

     Item 2.   Management's Discussion and Analysis                         8

Part II - Other Information

     Item 6.   Exhibits and Reports on Form 8-K                            13

               *The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q.
               In the opinion of management, they include all adjustments (none of which were other than normal and recurring adjustments) which are necessary for a fair presentation of results for the interim periods. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Corporation's Form 10-K for the year ended December 31, 1997 which has previously been filed with the Commission.


                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            SAFECO CORPORATION
                                            ------------------------------------
                                            Registrant


                                            ROD A. PIERSON
                                            ------------------------------------
                                            Rod A. Pierson
                                            Senior Vice President
Dated May 13, 1998                          and Chief Financial Officer


                                            H. PAUL LOWBER
                                            ------------------------------------
                                            H. Paul Lowber
                                            Vice President, Controller and
Dated May 13, 1998                          and Chief Accounting Officer

                       SAFECO CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  (In Millions)
--------------------------------------------------------------------------------


                                                                          March 31      December 31
                              ASSETS                                        1998           1997
                             --------                                    -----------    -----------
Investments:

   Fixed Maturities Available-for-Sale, at Market Value
     (Amortized cost:  1998 - $16,710.2; 1997 -$16,086.8)                $  17,706.9    $  17,143.2

   Fixed Maturities Held-to-Maturity, at Amortized Cost
     (Market value:  1998 - $3,156.4; 1997 - $3,159.9)                       2,716.7        2,708.6

   Marketable Equity Securities, at Market Value
     (Cost:  1998 - $970.3; 1997 - $969.0)                                   2,073.7        1,879.7

   Mortgage Loans                                                              520.0          499.0

   Real Estate (At cost less accumulated depreciation)                         602.9          586.1

   Policy Loans                                                                 85.5           85.3

   Short-Term Investments                                                      231.0          134.7
                                                                         -----------    -----------
              Total Investments                                             23,936.7       23,036.6


Cash                                                                           122.3          391.4

Accrued Investment Income                                                      344.1          337.0

Finance Receivables                                                            985.4        1,004.3

Premiums and Other Service Fees Receivable                                     970.5          953.9

Other Notes and Accounts Receivable                                             80.9           71.1

Reinsurance Recoverables                                                       283.3          311.0

Deferred Policy Acquisition Costs                                              554.5          544.8

Land, Buildings and Equipment for Company Use
     (At cost less accumulated depreciation)                                   242.5          238.0

Goodwill                                                                     1,324.1        1,332.6

Other Assets                                                                   416.5          341.7

Separate Account Assets                                                      1,082.0          905.4
                                                                         -----------    -----------
              TOTAL                                                      $  30,342.8    $  29,467.8
                                                                         ===========    ===========


                                   (continued)

                       SAFECO CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  (In Millions)
                                                                     (continued)
--------------------------------------------------------------------------------


                                                                           March 31      December 31
                 LIABILITIES AND SHAREHOLDERS' EQUITY                        1998           1997
                --------------------------------------                    -----------    -----------
Losses and Adjustment Expense                                             $   4,367.1    $   4,352.2
Life Policy Liabilities                                                         267.6          262.3
Unearned Premiums                                                             1,725.2        1,713.7
Funds Held Under Deposit Contracts                                           12,011.5       11,891.4
Debt:
   Commercial Paper                                                             808.2          812.8
   Credit Company Borrowings ($944.9 maturing within one year)                  969.4          892.0
   7.875% Notes Due 2005                                                        200.0          200.0
   6.875% Notes Due 2007                                                        200.0          200.0
   Other ($73.5 maturing within one year)                                       265.4          255.1
Other Liabilities                                                             1,463.4        1,223.3
Income Taxes:
   Current                                                                       28.8            9.3
   Deferred (Includes tax on unrealized appreciation
     of investment securities:
     1998 - $722.5; 1997 - $675.6)                                              497.5          446.9
Separate Account Liabilities                                                  1,082.0          905.4
                                                                          -----------    -----------
              Total Liabilities                                              23,886.1       23,164.4
                                                                          -----------    -----------

Corporation-Obligated, Mandatorily Redeemable Capital Securities
   of Subsidiary Trust Holding Solely Junior Subordinated Debentures
   of the Corporation ("Capital Securities")                                    841.8          841.7
                                                                          -----------    -----------

Preferred Stock, No Par Value:
   Shares Authorized: 10
   Shares Issued and Outstanding:  None                                          --             --

Common Stock, No Par Value:
   Shares Authorized: 300
   Shares Reserved for Options: (1998 - 7.7; 1997 - 7.9)
   Shares Issued and Outstanding: (1998 - 141.2; 1997 - 141.2)                  912.7          909.3

Retained Earnings                                                             3,361.3        3,299.1

Total Accumulated Other Comprehensive Income --
   Unrealized Appreciation of Investment Securities, Net of Tax               1,340.9        1,253.3
                                                                          -----------    -----------
              Total Shareholders' Equity                                      5,614.9        5,461.7
                                                                          -----------    -----------
              TOTAL                                                       $  30,342.8    $  29,467.8
                                                                          ===========    ===========

                       SAFECO CORPORATION AND SUBSIDIARIES
             STATEMENT OF CONSOLIDATED INCOME AND RETAINED EARNINGS
                     (In Millions Except Per Share Amounts)
--------------------------------------------------------------------------------


                                                                          Three Months Ended
                                                                               March 31
                                                                     ---------------------------
                                                                         1998            1997
                                                                     -----------     -----------
REVENUES:
   Insurance:
     Property and Casualty Earned Premiums                           $   1,029.4     $     581.5
     Life and Health Premiums and Other Revenues                            86.8            66.6
                                                                     -----------     -----------
       Total                                                             1,116.2           648.1
   Real Estate                                                              20.5            16.3
   Finance                                                                  23.4            19.6
   Asset Management                                                          8.9             5.7
   Other                                                                    14.3            12.6
   Net Investment Income                                                   374.5           291.0
   Realized Investment Gain                                                 27.9            21.7
                                                                     -----------     -----------
       Total                                                             1,585.7         1,015.0
                                                                     -----------     -----------

EXPENSES:
   Losses, Adjustment Expense and Policy Benefits                          987.7           605.6
   Commissions                                                             185.4           109.1
   Personnel Costs                                                         107.2            73.1
   Interest                                                                 39.0            18.5
   Goodwill Amortization                                                    13.2             1.5
   Other                                                                   109.7            63.9
   Amortization of Deferred Policy Acquisition Costs                       201.1           110.5
   Deferral of Policy Acquisition Costs                                   (210.3)         (111.9)
                                                                     -----------     -----------
       Total                                                             1,433.0           870.3
                                                                     -----------     -----------

Income before Income Taxes                                                 152.7           144.7
                                                                     -----------     -----------

Provision for Income Taxes:
     Current                                                                29.7            27.2
     Deferred                                                                0.2             5.9
                                                                     -----------     -----------
       Total                                                                29.9            33.1
                                                                     -----------     -----------

Income before Distributions on Capital Securities                          122.8           111.6

Distributions on Capital Securities, Net of Tax                            (11.2)           --
                                                                     -----------     -----------

Net Income                                                                 111.6           111.6

Retained Earnings, Beginning of Period                                   3,299.1         3,042.2
Amortization of Underwriting Compensation on Capital Securities             (0.1)           --
Dividends Declared                                                         (45.2)          (36.7)
Common Stock Reacquired                                                     (4.1)           (3.3)
                                                                     -----------     -----------
Retained Earnings, End of Period                                     $   3,361.3     $   3,113.8
                                                                     ===========     ===========

Net Income Per Share of Common Stock:
     Basic                                                           $      0.79     $      0.88
                                                                     ===========     ===========
     Diluted                                                         $      0.79     $      0.88
                                                                     ===========     ===========

Dividends Paid to Common Shareholders                                $      0.32     $      0.29
                                                                     ===========     ===========

Average Number of Shares Outstanding During the Period:
     Basic                                                                 141.2           126.3
                                                                     ===========     ===========
     Diluted                                                               141.8           126.9
                                                                     ===========     ===========

                       SAFECO CORPORATION AND SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED CASH FLOWS
                                  (In Millions)
--------------------------------------------------------------------------------



                                                                        Three Months Ended
                                                                              March 31
                                                                     -----------------------
                                                                        1998          1997
                                                                     ----------     --------
OPERATING ACTIVITIES
   Insurance Premiums Received                                       $  1,079.0     $  632.5
   Dividends and Interest Received                                        359.7        277.6
   Other Operating Receipts                                                53.7         46.0
   Insurance Claims and Policy Benefits Paid                             (773.0)      (557.1)
   Underwriting, Acquisition and Insurance Operating Costs Paid          (466.1)      (287.3)
   Interest Paid and Distributions on Capital Securities                  (67.9)       (11.1)
   Other Operating Costs Paid                                             (26.3)       (27.5)
   Income Taxes Paid                                                       (3.6)        (3.1)
                                                                     ----------     --------
           Net Cash Provided by Operating Activities                      155.5         70.0
                                                                     ----------     --------

INVESTING ACTIVITIES
   Purchases of:
      Fixed Maturities Available-for-Sale                              (1,450.3)      (538.9)
      Fixed Maturities Held-to-Maturity                                    (0.3)      (100.7)
      Equities                                                            (50.8)       (10.3)
      Other Investments                                                   (46.1)       (52.0)
   Maturities of Fixed Maturities Available-for-Sale                      218.9        120.1
   Maturities of Fixed Maturities Held-to-Maturity                          0.6          0.4
   Sales of:
      Fixed Maturities Available-for-Sale                                 816.6        248.7
      Fixed Maturities Held-to-Maturity                                    --           --
      Equities                                                             62.9         37.4
      Other Investments                                                    34.4         20.9
   Net (Increase) Decrease in Short-Term Investments                      (72.0)        23.8
   Finance Receivables Originated or Acquired                             (98.6)      (115.9)
   Principal Payments Received on Finance Receivables                     105.2         66.0
   Other                                                                  (18.9)       (12.0)
                                                                     ----------     --------
           Net Cash Used in Investing Activities                         (498.4)      (312.5)
                                                                     ----------     --------

FINANCING ACTIVITIES
   Funds Received Under Deposit Contracts                                 310.1        402.6
   Return of Funds Held Under Deposit Contracts                          (264.5)      (199.3)
   Proceeds from Notes and Mortgage Borrowings                             20.0          2.0
   Repayment of Notes and Mortgage Borrowings                             (10.5)        (1.7)
   Net Proceeds from Short-Term Borrowings                                 89.9         69.2
   Common Stock Reacquired                                                 (4.8)        (3.4)
   Dividends Paid to Stockholders                                         (45.2)       (36.6)
   Other                                                                  (21.2)         3.0
                                                                     ----------     --------
           Net Cash Provided by Financing Activities                       73.8        235.8
                                                                     ----------     --------

Net Decrease in Cash                                                     (269.1)        (6.7)
Cash at the Beginning of Period                                           391.4         55.5
                                                                     ----------     --------
Cash at the End of Period                                            $    122.3     $   48.8
                                                                     ==========     ========


                                   (continued)

                       SAFECO CORPORATION AND SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED CASH FLOWS
                            (In Millions) (continued)
--------------------------------------------------------------------------------


                                                                           Three Months Ended
                                                                                 March 31
                                                                          ---------------------
                                                                            1998         1997
                                                                          --------     --------
Net Income                                                                $  111.6     $  111.6
                                                                          --------     --------

Adjustments to Reconcile Net Income to Net Cash
    Provided by Operating Activities:
       Realized Investment Gain                                              (27.9)       (21.7)
       Amortization and Depreciation                                          39.3         16.9
       Amortization of Fixed Maturity Investments                             (7.3)        (9.0)
       Deferred Income Tax Expense                                             0.2          5.9
       Interest Expense on Deposit Contracts                                 147.4        116.8
       Other Adjustments                                                       6.5         --
       Changes in:
          Losses and Adjustment Expense                                       14.9        (63.9)
          Life Policy Liabilities                                              5.3          0.3
          Unearned Premiums                                                   11.5          1.4
          Accrued Income Taxes                                                19.5         24.7
          Accrued Interest on Accrual Bonds                                  (14.9)       (11.8)
          Accrued Investment Income                                           (7.1)       (10.2)
          Deferred Policy Acquisition Costs                                   (8.9)        (0.7)
          Other Assets and Liabilities                                      (134.6)       (90.3)
                                                                          --------     --------
              Total Adjustments                                               43.9        (41.6)
                                                                          --------     --------
Net Cash Provided by Operating Activities                                 $  155.5     $   70.0
                                                                          ========     ========



                       SAFECO CORPORATION AND SUBSIDIARIES
                 STATEMENT OF CONSOLIDATED COMPREHENSIVE INCOME
                                  (In Millions)
--------------------------------------------------------------------------------


                                                                             Three Months Ended
                                                                                   March 31
                                                                            ---------------------
                                                                              1998         1997
                                                                            --------     --------
Net Income                                                                  $  111.6     $  111.6

Other Comprehensive Income, Net of Taxes:
    Change in Unrealized Appreciation of Investment Securities                  87.6       (179.2)
                                                                            --------     --------

Comprehensive Income (Loss)                                                 $  199.2     $  (67.6)
                                                                            ========     ========

SAFECO CORPORATION


MANAGEMENT'S DISCUSSION AND ANALYSIS
--------------------------------------------------------------------------------



SAFECO Corporation
------------------

        Our net income for the first quarter was $111.6 million or $0.79 per share, compared with $0.88 per share for the first quarter of 1997. If we exclude realized gain from investments, our income was $0.66 per share, compared with $0.77 per share in 1997. The 1998 amounts include the results of American States Financial Corporation which was acquired on October 1, 1997. The acquisition has been treated as a purchase for accounting purposes; therefore, American States' operations are included in SAFECO's consolidated financial statements from October 1, 1997 forward.

The following summarized financial information sets forth the contributions of each business segment to our consolidated income.


                                                          Three Months Ended
                                                                March 31
                                                       --------------------------
                                                          1998             1997
                                                       ---------        ---------
                                                           (In Millions Except
                                                            Per Share Amounts)
Income (Loss) before Realized Gain
and Income Taxes:
    Property and Casualty Insurance:
      Underwriting Gain (Loss)                         $   (10.9)       $     7.3
      Net Investment Income                                118.1             70.4
      Goodwill Amortization                                (10.7)            --
                                                       ---------        ---------
          Total Property and Casualty                       96.5             77.7
    Life and Health Insurance                               36.4             37.2
    Real Estate                                              1.2              2.8
    Credit                                                   5.5              4.5
    Asset Management                                         2.0              1.0
    Corporate                                              (16.8)            (0.2)
                                                       ---------        ---------
          Total                                            124.8            123.0

Realized Investment Gain before Tax                         27.9             21.7
                                                       ---------        ---------
Income before Income Taxes                                 152.7            144.7
                                                       ---------        ---------
Provision for Income Taxes on:
    Income before Realized Gain                             20.4             26.2
    Realized Investment Gain                                 9.5              6.9
                                                       ---------        ---------
          Total                                             29.9             33.1
                                                       ---------        ---------
Income before Distributions on
    Capital Securities                                     122.8            111.6

Distributions on Capital Securities,
    Net of Tax                                             (11.2)            --
                                                       ---------        ---------
Net Income                                             $   111.6        $   111.6
                                                       =========        =========
Net Income Per Share of Common Stock:
    Income before Realized Gain                        $     .66        $     .77
    Realized Gain                                            .13              .11
                                                       ---------        ---------
Net Income                                             $     .79        $     .88
                                                       =========        =========

SAFECO CORPORATION


MANAGEMENT'S DISCUSSION AND ANALYSIS                                 (Continued)
--------------------------------------------------------------------------------



        Property and Casualty Insurance

        Property and casualty operations for the first quarter of 1998 produced pretax income of $96.5 million before realized gain from investments, compared with $77.7 million a year ago. The company had a $10.9 million underwriting loss during the first quarter of 1998, compared with a profit of $7.3 million a year ago. The underwriting results for the first quarter of 1998 and the first quarter of 1997 are detailed further in the chart below. The combined loss and expense ratio was 101.1 for the first quarter, compared with 98.7 for the first quarter last year. Investment income was $118.1 million for the first quarter of 1998.

        Underwriting Results (In Millions)

                                                First Qtr. 1998       First Qtr. 1997
                                                ---------------       ---------------
SAFECO
  Personal auto                                      $   5.8              $   4.2
  Homeowners                                             2.2                (11.2)
  Other personal lines                                   1.1                  3.7
  Commercial                                           (11.4)                 6.1
  Surety                                                 6.9                  4.5
  Other                                                 (0.1)                --
American States
  Business insurance                                   (15.2)                --
  Personal lines                                        (0.2)                --
                                                     -------              -------
Total                                                ($ 10.9)             $   7.3
                                                     =======              =======

        SAFECO

        Personal auto, our largest line, reported an underwriting profit of $5.8 million for the first quarter, compared with a profit of $4.2 million in the first quarter a year ago. The number of vehicles insured at the end of March was 8% higher than a year ago. Average loss costs continued to decrease during the first quarter due to a decline in both the frequency and severity of bodily injury claims.

        Homeowners had an underwriting profit of $2.2 million for the first quarter, compared with a loss of $11.2 million for the first quarter of 1997. Catastrophe losses for this line were $6 million during the quarter, compared with $14 million for the first quarter last year. Higher prices, increased deductibles and initiatives to improve insurance to value have also contributed to the improvement in results.

        Other personal lines, which provide coverage for earthquake, dwelling fire, inland marine, and boats, produced an underwriting profit of $1.1 million for the quarter, compared with $3.7 million for the same quarter last year.

        Commercial reported an underwriting loss of $11.4 million for the first quarter, operating at a combined ratio of 107.4. This compares with a loss of $9.2 million last quarter (combined ratio of 106.1) and a profit of $6.1 million in the first quarter last year (combined ratio of 95.9). Increased price competition, particularly for workers' compensation, has had an adverse impact on results.

        Surety produced a profit of $6.9 million, compared with a profit of $4.5 million in the first quarter last year.

        Premiums written during the first three months, excluding American States, increased 9% over a year ago with personal lines up 8% and commercial lines up 12%.

American States

        American States Business Insurance reported an underwriting loss of $15.2 million for the first quarter, operating at a combined ratio of 106.7. Weather-related losses were $19 million in the first quarter. Premiums written by American States were down 2% from the first quarter a year ago.

SAFECO CORPORATION


MANAGEMENT'S DISCUSSION AND ANALYSIS                                 (Continued)
--------------------------------------------------------------------------------



Life and Health Insurance

        Our life and health insurance operations produced a pretax profit, before realized gain from investments, of $36.4 million for first quarter of 1998. This compares with $37.2 million for the same period last year.

        Earnings for the annuity lines were $16.3 million, compared with $13.9 million reported for the first quarter of 1997. Annuity assets now total $11.9 billion, up from the $10.8 billion at the end of 1997. These increases are primarily due to the acquisition of WM Life Insurance Company.

        Group insurance experienced a loss of $1.4 million for the first quarter of 1998, compared with a profit of $4.3 million for the first quarter of 1997. Adverse experience in medical aggregate stop loss coverages is the main contributor to the loss during the quarter.

        Individual life earnings were $2.5 million, compared with less than $1 million for the same period last year. This increase is the result of the acquisition of American States Life Insurance Company.

        On March 10, 1998 Standard & Poor's issued revised ratings for SAFECO Life Insurance Company, lowering its claims-paying ability rating to AA- from AA. The revised ratings are lower due to SAFECO's acquisition of American States and the related financings, yet remain strong -- reflecting SAFECO Life's good market position and operating performance, and excellent liquidity.

Real Estate

        SAFECO Properties' pretax income was $1.2 million for the first quarter of 1998, compared with $2.8 million in 1997. This decrease is attributed to the expensing of carrying costs on a regional shopping center that is being renovated and the start-up costs and additional depreciation charges related to our newly opened Redmond Town Center project in Redmond, Washington.

        Although SAFECO Properties has a significant portfolio of enclosed malls, community retail centers and office properties, this business no longer provides a good strategic fit for SAFECO. The acquisition of American States has focused our strategies on providing insurance and financial products through the independent agency distribution system. Therefore, on February 5, 1998, we announced that SAFECO Properties, Inc., is for sale, and Salomon Smith Barney has been retained to assist in this process. We anticipate that a sale will be closed in the second half of this year.

SAFECO CORPORATION


MANAGEMENT'S DISCUSSION AND ANALYSIS                                 (Continued)
--------------------------------------------------------------------------------



Credit

        SAFECO Credit Company produced a first quarter pretax profit of $5.5 million for 1998, compared with $4.5 million in 1997. The results reflect portfolio growth, low write-off and delinquency experience, and a decreasing operating expense ratio.

        SAFECO Credit's summarized financial information is as follows (in millions):

                                                     March 31           December 31
                                                       1998                1997
                                                    ----------          ----------
Finance Receivables                                 $    985.4          $  1,004.3
Other Assets                                             252.0               273.9
                                                    ----------          ----------
    Total Assets                                    $  1,237.4          $  1,278.2
                                                    ==========          ==========
Credit Company Borrowings                           $    969.4          $    892.0
Other Liabilities                                        147.7               268.5
                                                    ----------          ----------
    Total Liabilities                               $  1,117.1          $  1,160.5
                                                    ==========          ==========

                                                      Three Months Ended March 31
                                                    ------------------------------
                                                       1998                 1997
                                                    ----------          ----------
Revenues                                            $     26.0          $     21.9
Expenses                                                  20.5                17.4
                                                    ----------          ----------
Income before Income Taxes                                 5.5                 4.5
Provision for Income Taxes                                 2.0                 1.5
                                                    ----------          ----------
    Net Income                                      $      3.5          $      3.0
                                                    ==========          ==========

Asset Management

        The pretax profit from asset management activities for the first quarter of 1998 was $2.0 million, compared with $1.0 million in the first quarter last year. Our operating profit (excluding gains and interest income) was $1.3 million versus $0.7 million last year. These improved results were due to increased assets under management, which now total $6.5 billion versus $3.7 billion last year, a rise of 76%. Strong performance by our mutual funds and expanded distribution continue to drive increases in sales of our asset management products.

Investment Portfolios

        The market value of our consolidated bond portfolio was $1.4 billion in excess of amortized cost at March 31, 1998, down slightly from $1.5 billion at December 31, 1997. The market value of our equity securities portfolio was $1.1 billion in excess of cost at March 31, 1998, up from $0.9 billion at December 31, 1997.

Subsequent Event - Storms

        During April various parts of the country experienced significant adverse weather events, particularly the states of Kentucky, Georgia, Alabama and Tennessee. On May 5, 1998 SAFECO announced that it expects approximately $25 million in claims from these events. The losses will be recorded in the second quarter.

Stock Purchase Program

        In February 1996, the Board of Directors approved the continuation of the stock purchase program and reauthorized a total accumulation of up to two million shares, about 2% of our issued shares. At April 24, 1998, 490,000 shares have been purchased.

SAFECO CORPORATION


MANAGEMENT'S DISCUSSION AND ANALYSIS                                 (Continued)
--------------------------------------------------------------------------------



Other -- Footnotes

        The following additional footnote disclosure relates to new accounting standards.

Nature of Operations and Summary of Significant Accounting Policies -- New Accounting Standards

        In June of 1997, the Financial Accounting Standards Board (FASB) issued Statement 130, "Reporting Comprehensive Income." Statement 130 is effective for fiscal years beginning after December 15, 1997 and SAFECO adopted it in the first quarter of 1998. The Statement has no effect on net income but requires the reporting of "comprehensive income," which includes net income and certain items currently reported in shareholders' equity. See the "Statement of Consolidated Comprehensive Income" on page 7 of this report.

        The FASB issued Statement 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" in February 1998. Statement 132 revises employers' disclosures about pension and other postretirement benefit plans. This statement is effective for financial statements for periods beginning after December 15, 1997, and SAFECO will provide the disclosures in its 1998 annual report. This statement has no effect on net income.

SAFECO CORPORATION


Part II - Other Information
--------------------------------------------------------------------------------



Item 6.    Exhibits and Reports on Form 8-K

           (a)  Exhibits:

                Exhibit 10*    -    Executive Severance Agreement between SAFECO
                                    Corporation, SAFECO Life Insurance Company and Randall H. Talbot dated February 7,
                                    1998.

                Exhibit 27    -     Financial Data Schedule. (This exhibit is
                                    included only in the electronic EDGAR filing version of this 10-Q. The Financial Data
                                    Schedule is not a separate financial
                                    statement but a schedule that summarizes certain standard financial information extracted directly from the financial statements in this filing.)

           (b)  Reports on Form 8-K

                The Registrant filed two Forms 8-Ks during the quarter ended March 31, 1998. The Registrant filed an 8-K dated January 6, 1998, under Item 5 (Other Items), related to the extension of the exchange period to December 19, 1997 during which holders of its 6 7/8% Notes due July 15, 2007 and SAFECO Capital Trust's 8.072% Capital Securities could exchange such securities for like securities that have been registered pursuant to the Securities Act of 1933, as amended. The Registrant filed an 8-K dated February 5, 1998, under Item 5, announcing that it was putting its real estate subsidiary, SAFECO Properties, Inc., up for sale.



*A copy of this exhibit is available without charge by making a written request to:

                   Rod A. Pierson
                   Senior Vice President and Chief Financial Officer SAFECO Corporation
                   SAFECO Plaza
                   Seattle, Washington 98185