Form 10-Q
period 1998-06-30
SAFECO CORP
filed 1998-08-14
CIK 86104

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                      FOR THE QUARTER ENDED JUNE 30, 1998.

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


                                 (206) 545-5000
                                   (Telephone)



141,225,536 shares of no par value common stock were outstanding at June 30, 1998.



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

Part I - Financial Information *                                                                       Page
                                                                                                      -------
     Item 1. Financial Statements:
             Consolidated Balance Sheet,                                                                 3
                June 30, 1998 and December 31, 1997
             Statement of Consolidated Income and Retained Earnings                                      5
                for the Quarters and Six Months Ended June 30, 1998 and 1997
             Statement of Consolidated Cash Flows                                                        6
                for the Six Months Ended June 30, 1998 and 1997
             Statement of Consolidated Comprehensive Income                                              7
                for the Quarters and Six Months Ended June 30, 1998 and 1997

     Item 2. Management's Discussion and Analysis                                                        8

Part II - Other Information

     Item 4. Submission of Matters to a Vote of Security Holders                                        14

     Item 5. Other Information - Bylaw Amendments                                                       14

     Item 6. Exhibits and Reports on Form 8-K                                                           15


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

                                           SAFECO CORPORATION
                                           -------------------------------------
                                           Registrant

                                           /s/ ROD A. PIERSON
                                           -------------------------------------
                                           Rod A. Pierson
                                           Senior Vice President
             Dated August 14, 1998        and Chief Financial Officer

                                           /s/ H. PAUL LOWBER
                                           -------------------------------------
                                           H. Paul Lowber
                                           Vice President, Controller and
             Dated August 14, 1998        and Chief Accounting Officer

                       SAFECO CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  (In Millions)

                                                                    June 30           December 31
                         ASSETS                                      1998                1997
                                                                   ---------          ---------
Investments:

   Fixed Maturities Available-for-Sale, at Market Value
     (Amortized cost:  1998 - $16,615.9; 1997 -$16,086.8)          $17,732.9          $17,143.2

   Fixed Maturities Held-to-Maturity, at Amortized Cost
     (Market value:  1998 - $3,239.7; 1997 - $3,159.9)               2,707.5            2,708.6

   Marketable Equity Securities, at Market Value
     (Cost:  1998 - $954.5; 1997 - $969.0)                           2,000.4            1,879.7

   Mortgage Loans                                                      509.7              499.0

   Real Estate (At cost less accumulated depreciation)                 611.6              586.1

   Policy Loans                                                         86.2               85.3

   Short-Term Investments                                              217.1              134.7
                                                                   ---------          ---------

            Total Investments                                       23,865.4           23,036.6


Cash                                                                    56.4              391.4

Accrued Investment Income                                              320.3              337.0

Finance Receivables                                                  1,042.0            1,004.3

Premiums and Other Service Fees Receivable                             995.1              953.9

Other Notes and Accounts Receivable                                     53.2               71.1

Reinsurance Recoverables                                               288.8              311.0

Deferred Policy Acquisition Costs                                      568.4              544.8

Land, Buildings and Equipment for Company Use
     (At cost less accumulated depreciation)                           255.0              238.0

Goodwill                                                             1,345.4            1,332.6

Other Assets                                                           353.8              341.7

Separate Account Assets                                              1,148.6              905.4
                                                                   ---------          ---------


            TOTAL                                                  $30,292.4          $29,467.8
                                                                   =========          =========

                                  (continued)

                       SAFECO CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 (In Millions)                       (continued)

                                                                             June 30           December 31
            LIABILITIES AND SHAREHOLDERS' EQUITY                               1998               1997
                                                                             ---------          ---------
Losses and Adjustment Expense                                                $ 4,341.9          $ 4,352.2
Life Policy Liabilities                                                          279.1              262.3
Unearned Premiums                                                              1,782.4            1,713.7
Funds Held Under Deposit Contracts                                            12,184.0           11,891.4
Debt:
   Commercial Paper                                                              755.8              812.8
   Credit Company Borrowings ($963.5 maturing within one year)                   988.0              892.0
   7.875% Notes Due 2005                                                         200.0              200.0
   6.875% Notes Due 2007                                                         200.0              200.0
   Other ($72.3 maturing within one year)                                        261.6              255.1
Other Liabilities                                                              1,153.0            1,223.3
Federal Income Taxes:
   Current                                                                        12.6                9.3
   Deferred (Includes tax on unrealized appreciation
     of investment securities: 1998 - $741.7; 1997 - $675.6)                     474.3              446.9
Separate Account Liabilities                                                   1,148.6              905.4
                                                                             ---------          ---------

            Total Liabilities                                                 23,781.3           23,164.4

Corporation-Obligated, Mandatorily Redeemable Capital Securities of
   Subsidiary Trust Holding Solely Junior Subordinated Debentures
   of the Corporation ("Capital Securities")                                     841.9              841.7
                                                                             ---------          ---------


Preferred Stock, No Par Value:
   Shares Authorized: 10
   Shares Issued and Outstanding:  None                                             --                 --

Common Stock, No Par Value:
   Shares Authorized: 300
   Shares Reserved for Options: (1998 - 7.7; 1997 - 7.9)
   Shares Issued and Outstanding: (1998 - 141.2; 1997 - 141.2)                   913.9              909.3

Retained Earnings                                                              3,380.5            3,299.1

Total Accumulated Other Comprehensive Income -
   Unrealized Appreciation of Investment Securities, Net of Tax                1,374.8            1,253.3
                                                                             ---------          ---------


            Total Shareholders' Equity                                         5,669.2            5,461.7
                                                                             ---------          ---------

            TOTAL                                                            $30,292.4          $29,467.8
                                                                             =========          =========


                       SAFECO CORPORATION AND SUBSIDIARIES
             STATEMENT OF CONSOLIDATED INCOME AND RETAINED EARNINGS
                     (In Millions Except Per Share Amounts)

                                                                       Six Months Ended             Three Months Ended
                                                                            June 30                       June 30
                                                                    ------------------------      ------------------------
                                                                      1998           1997           1998           1997
                                                                    ---------      ---------      ---------      ---------
REVENUES:
   Insurance:
     Property and Casualty Earned Premiums                          $ 2,075.9      $ 1,176.4      $ 1,046.5      $   594.9
     Life Premiums and Other Revenues                                   176.5          135.0           89.7           68.4
                                                                    ---------      ---------      ---------      ---------
       Total                                                          2,252.4        1,311.4        1,136.2          663.3
   Real Estate                                                           39.1           32.7           18.6           16.4
   Finance                                                               47.4           40.9           24.0           21.3
   Asset Management                                                      18.8           11.7            9.9            6.0
   Other                                                                 29.0           25.1           14.7           12.5
   Net Investment Income                                                754.2          583.7          379.7          292.7
   Realized Investment Gain                                              44.9           40.8           17.0           19.1
                                                                    ---------      ---------      ---------      ---------
       Total                                                          3,185.8        2,046.3        1,600.1        1,031.3
                                                                    ---------      ---------      ---------      ---------

EXPENSES:
   Losses, Adjustment Expense and Policy Benefits                     2,054.5        1,210.3        1,066.8          604.7
   Commissions                                                          385.7          226.6          200.3          117.5
   Personnel Costs                                                      220.5          148.2          113.3           75.1
   Interest                                                              77.7           37.4           38.7           18.9
   Goodwill Amortization                                                 26.5            2.9           13.3            1.4
   Other                                                                213.6          133.7          103.9           69.8
   Amortization of Deferred Policy Acquisition Costs                    387.1          223.1          186.0          112.6
   Deferral of Policy Acquisition Costs                                (418.2)        (236.1)        (207.9)        (124.2)
                                                                    ---------      ---------      ---------      ---------
       Total                                                          2,947.4        1,746.1        1,514.4          875.8
                                                                    ---------      ---------      ---------      ---------

Income before Income Taxes                                              238.4          300.2           85.7          155.5
                                                                    ---------      ---------      ---------      ---------

Provision (Benefit) for Income Taxes:
    Current                                                              76.7           63.4           47.0           36.2
    Deferred                                                            (41.5)           8.0          (41.7)           2.1
                                                                    ---------      ---------      ---------      ---------
       Total                                                             35.2           71.4            5.3           38.3
                                                                    ---------      ---------      ---------      ---------

Income before Distributions on Capital Securities                       203.2          228.8           80.4          117.2

Distributions on Capital Securities, Net of Tax                         (22.4)            --          (11.2)            --
                                                                    ---------      ---------      ---------      ---------

Net Income                                                              180.8          228.8           69.2          117.2

Retained Earnings, Beginning of Period                                3,299.1        3,042.2        3,361.3        3,113.8
Amortization of Underwriting Compensation on Capital Securities          (0.2)            --           (0.1)            --
Dividends Declared                                                      (94.6)         (77.1)         (49.4)         (40.4)
Common Stock Reacquired                                                  (4.6)          (3.5)          (0.5)          (0.2)
                                                                    ---------      ---------      ---------      ---------
Retained Earnings, End of Period                                    $ 3,380.5      $ 3,190.4      $ 3,380.5      $ 3,190.4
                                                                    =========      =========      =========      =========

Net Income Per Share of Common Stock:
   Basic                                                            $    1.28      $    1.81      $    0.49      $    0.93
                                                                    =========      =========      =========      =========
   Diluted                                                          $    1.28      $    1.80      $    0.49      $    0.92
                                                                    =========      =========      =========      =========

Dividends Paid to Common Shareholders                               $    0.64      $    0.58      $    0.32      $    0.29
                                                                    =========      =========      =========      =========

Average Number of Shares Outstanding During the Period:
   Basic                                                                141.2          126.3          141.2          126.3
                                                                    =========      =========      =========      =========
   Diluted                                                              141.8          126.9          141.8          126.9
                                                                    =========      =========      =========      =========


                       SAFECO CORPORATION AND SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED CASH FLOWS
                                  (In Millions)

                                                                      Six Months Ended
                                                                           June 30
                                                                    ----------------------
                                                                      1998          1997
                                                                    --------      --------
OPERATING ACTIVITIES
   Insurance Premiums Received                                      $2,218.0      $1,299.1
   Dividends and Interest Received                                     727.3         577.3
   Other Operating Receipts                                            121.1          93.9
   Insurance Claims and Policy Benefits Paid                        (1,661.0)     (1,075.0)
   Underwriting, Acquisition and Insurance Operating Costs Paid       (842.4)       (502.8)
   Interest Paid and Distributions on Capital Securities              (109.0)        (37.6)
   Other Operating Costs Paid                                          (61.4)        (51.8)
   Income Taxes Paid                                                   (60.0)        (56.0)
                                                                    --------      --------

           Net Cash Provided by Operating Activities                   332.6         247.1
                                                                    --------      --------

INVESTING ACTIVITIES
   Purchases of:
      Fixed Maturities Available-for-Sale                           (2,702.1)     (1,186.8)
      Fixed Maturities Held-to-Maturity                                 (0.9)       (193.2)
      Equities                                                         (86.7)        (41.5)
      Other Investments                                               (100.3)       (121.8)
   Maturities of Fixed Maturities Available-for-Sale                   548.9         235.2
   Maturities of Fixed Maturities Held-to-Maturity                       3.2           2.6
   Sales of:
      Fixed Maturities Available-for-Sale                            1,673.9         670.1
      Fixed Maturities Held-to-Maturity*                                18.2            --
      Equities                                                         134.5          79.5
      Other Investments                                                 86.7          51.6
   Net Increase in Short-Term Investments                              (63.1)        (10.3)
   Finance Receivables Originated or Acquired                         (252.3)       (240.3)
   Principal Payments Received on Finance Receivables                  196.7         149.6
   Other                                                              (107.2)        (33.8)
                                                                    --------      --------

           Net Cash Used in Investing Activities                      (650.5)       (639.1)
                                                                    --------      --------

FINANCING ACTIVITIES
   Funds Received Under Deposit Contracts                              628.0         763.5
   Return of Funds Held Under Deposit Contracts                       (572.2)       (405.3)
   Proceeds from Notes and Mortgage Borrowings                          20.0           2.0
   Repayment of Notes and Mortgage Borrowings                          (13.9)         (6.6)
   Net Proceeds from Short-Term Borrowings                              45.1         125.7
   Common Stock Reacquired                                              (5.3)         (3.6)
   Dividends Paid to Shareholders                                      (90.4)        (73.3)
   Other                                                               (28.4)         14.6
                                                                    --------      --------

           Net Cash Provided by (Used in) Financing Activities         (17.1)        417.0
                                                                    --------      --------

Net Increase (Decrease) in Cash                                       (335.0)         25.0
Cash at the Beginning of Period                                        391.4          55.5
                                                                    --------      --------
Cash at the End of Period                                           $   56.4      $   80.5
                                                                    ========      ========



* The sales of fixed maturities held-to-maturity were made due to evidence of significant deterioration in the bond issuer's creditworthiness.

                                   (continued)

                       SAFECO CORPORATION AND SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED CASH FLOWS
                                 (In Millions)                       (continued)

                                                        Six Months Ended
                                                             June 30
                                                      --------------------
                                                        1998         1997
                                                      -------      -------
Net Income                                            $ 180.8      $ 228.8
                                                      -------      -------

Adjustments to Reconcile Net Income to Net Cash
    Provided by Operating Activities:
       Realized Investment Gain                         (44.9)       (40.8)
       Amortization and Depreciation                     78.0         34.5
       Amortization of Fixed Maturity Investments       (19.3)       (18.0)
       Deferred Income Tax Expense (Benefit)            (41.5)         8.0
       Interest Expense on Deposit Contracts            253.2        224.9
       Other Adjustments                                 12.2          1.4
       Changes in:
          Losses and Adjustment Expense                 (10.3)      (110.0)
          Life Policy Liabilities                        16.8         34.8
          Unearned Premiums                              68.7          1.0
          Accrued Income Taxes                            3.3          8.8
          Accrued Interest on Accrual Bonds             (26.1)       (23.3)
          Accrued Investment Income                     (16.7)        (6.8)
          Deferred Policy Acquisition Costs             (30.3)       (12.4)
          Other Assets and Liabilities                  (91.3)       (83.8)
                                                      -------      -------

            Total Adjustments                           151.8         18.3
                                                      -------      -------

Net Cash Provided by Operating Activities             $ 332.6      $ 247.1
                                                      =======      =======



                       SAFECO CORPORATION AND SUBSIDIARIES
                 STATEMENT OF CONSOLIDATED COMPREHENSIVE INCOME
                                  (In Millions)

                                                Six Months Ended       Three Months Ended
                                                    June 30                 June 30
                                              -------------------     -------------------
                                               1998        1997        1998        1997
                                              -------     -------     -------     -------
Net Income                                    $ 180.8     $ 228.8     $  69.2     $ 117.2

Other Comprehensive Income, Net of Taxes:
    Change in Unrealized Appreciation
    of Investment Securities                    121.5       104.4        33.9       283.6
                                              -------     -------     -------     -------

Comprehensive Income                          $ 302.3     $ 333.2     $ 103.1     $ 400.8
                                              =======     =======     =======     =======


SAFECO  CORPORATION

MANAGEMENT'S DISCUSSION AND ANALYSIS

SAFECO Corporation


Our net income for the first six months of 1998 was $180.8 million or $1.28 per share, compared with $1.81 per share for the same period in 1997. If we exclude realized gain from investments, our income was $1.07 per share, compared with $1.60 in 1997. The 1998 amounts reflect claims from the unusual weather patterns experienced during the second quarter and include the results of American States Financial Corporation, which was acquired on October 1, 1997.




The following summarized financial information sets forth the contributions of each business segment to our consolidated income.


                                               SIX MONTHS ENDED          THREE MONTHS ENDED
                                                     JUNE 30                 JUNE 30
                                               1998        1997         1998         1997
                                             -------      -------      -------      -------
                                                  (IN MILLIONS EXCEPT PER SHARE AMOUNTS)

Income (Loss) before Realized Gain
and Income Taxes:
   Property and Casualty Insurance:
      Underwriting Gain (Loss)               $ (75.3)     $  30.9      $ (64.4)     $  23.6
      Net Investment Income                    240.5        139.5        122.4         69.1
      Goodwill Amortization                    (21.4)          --        (10.7)          --
                                             -------      -------      -------      -------
         Total Property and Casualty           143.8        170.4         47.3         92.7
   Life                                         65.4         72.8         29.0         35.6
   Real Estate                                   2.4          5.5          1.2          2.7
   Credit                                       11.2          9.8          5.7          5.3
   Asset Management                              3.1          2.4          1.1          1.4
   Corporate                                   (32.4)        (1.5)       (15.6)        (1.3)
                                             -------      -------      -------      -------

         Total                                 193.5        259.4         68.7        136.4

Realized Investment Gain before Tax             44.9         40.8         17.0         19.1
                                             -------      -------      -------      -------

Income before Income Taxes                     238.4        300.2         85.7        155.5
                                             -------      -------      -------      -------

Provision (Benefit) for Income Taxes on:
   Income before Realized Gain                  19.7         58.1         (0.7)        31.9
   Realized Investment Gain                     15.5         13.3          6.0          6.4
                                             -------      -------      -------      -------

         Total                                  35.2         71.4          5.3         38.3
                                             -------      -------      -------      -------

Income before Distributions on
   Capital Securities                          203.2        228.8         80.4        117.2

Distributions on Capital Securities,
   Net of Tax                                  (22.4)          --        (11.2)          --
                                             -------      -------      -------      -------

Net Income                                   $ 180.8      $ 228.8      $  69.2      $ 117.2
                                             =======      =======      =======      =======

Net Income Per Share of Common Stock:
   Income before Realized Gain               $  1.07      $  1.60      $   .41      $   .83
   Realized Gain                                 .21          .21          .08          .10
                                             -------      -------      -------      -------

Net Income                                   $  1.28      $  1.81      $   .49      $   .93
                                             =======      =======      =======      =======


SAFECO  CORPORATION

                                                                     (Continued)
MANAGEMENT'S DISCUSSION AND ANALYSIS


Property and Casualty Insurance

Property and casualty operations for the first six months of 1998 produced pretax income of $143.8 million before realized gain from investments, compared with $170.4 million a year ago. The company had an underwriting loss of $75.3 million for the first half of 1998, compared with an underwriting profit of $30.9 million for the same period last year. The second quarter underwriting loss was $64.4 million as a result of $80 million in claims from catastrophe losses caused by numerous storms throughout the country. This compares with an underwriting loss of $10.9 million in the first quarter of 1998 and a profit of $23.6 million for the second quarter a year ago. Catastrophe losses were 7.5 percent of premiums in the second quarter, compared with 2.5 percent last quarter and 2 percent for the second quarter last year. The underwriting results for the first six months and second quarter of 1998 and 1997 are detailed below. The combined loss and expense ratio was 103.6 for the first six months and 106.1 for the second quarter only. This compares with 97.4 for the first six months last year and 96.0 for the second quarter a year ago. Investment income was $240.5 million for the first six months of 1998.

      Underwriting Results (In Millions)

                                 Six Months              Second Quarter
                            --------------------      --------------------
                              1998         1997         1998         1997
                            -------      -------      -------      -------
SAFECO
   Personal auto            $  21.5      $  28.5      $  15.7      $  24.3
   Homeowners                 (13.4)       (15.6)       (15.6)        (4.3)
   Other personal lines         5.2          9.7          4.1          6.0
   Commercial                 (21.9)        (3.3)       (10.5)        (9.4)
   Surety                      11.0         10.0          4.1          5.5
   Other                        2.8          1.6          2.9          1.5
 American States
   Business insurance         (51.5)          --        (36.3)          --
   Personal lines             (29.0)          --        (28.8)          --
                            -------      -------      -------      -------
 Total                      $ (75.3)     $  30.9      $ (64.4)     $  23.6
                            =======      =======      =======      =======


SAFECO

Personal auto, our largest line, reported an underwriting profit of $21.5 million for the first six months, compared with a profit of $28.5 million for the first six months last year. The number of vehicles insured at the end of June was 7% higher than a year ago. Average loss costs decreased during the second quarter primarily due to a continuing decline in the frequency of bodily injury claims.

Homeowners had an underwriting loss of $13.4 million for the first six months, compared with a loss of $15.6 million for the first six months of 1997. Catastrophe losses for this line were $27 million for the first six months of 1998, compared with $22 million for the first six months last year. Adverse catastrophe claims experience was offset by the favorable impact of higher prices, increased deductibles and initiatives to improve insurance to value.

Other personal lines, which provide coverage for earthquake, dwelling fire, inland marine, and boats, produced an underwriting profit of $5.2 million for the first six months, compared with a profit of $9.7 million for the same period last year.

SAFECO Commercial reported an underwriting loss of $21.9 million for the first six months (combined ratio of 107.0), compared with a loss of $3.3 million for the first six months last year (combined ratio of 101.1). Increased price competition, particularly for workers' compensation, has affected results adversely.

Surety produced a profit of $11.0 million for the first six months of 1998, compared with a profit of $10.0 million for the first six months last year.

Premiums written during the first six months, excluding American States, increased 8% over a year ago with personal lines up 7.5% and commercial lines up 10%.

SAFECO  CORPORATION

                                                                     (Continued)
MANAGEMENT'S DISCUSSION AND ANALYSIS

American States

American States' catastrophe losses were $63 million for the first six months of 1998 with $37 million for personal lines and $26 million for business insurance. For the second quarter, claims from catastrophe losses totaled $46 million. The unusual weather patterns during the quarter resulted in personal lines producing an underwriting loss of $28.8 million for the second quarter. This compares with an underwriting loss of $0.2 million for the first quarter.

American States Business Insurance produced an underwriting loss of $36.3 million in the second quarter (combined ratio of 115.9), compared with an underwriting loss of $15.2 million last quarter (combined ratio of 106.7). Weather-related losses were higher than normal. Premiums written by American States during the first six months of 1998 were down 1.5%, compared with the same period last year, with business insurance down 2% and personal lines down 1%.

Combined Companies

During 1998 a significant amount of resources has been and will be committed to cross-licensing and training our agents in both SAFECO and American States product lines on a state-by-state process. We are on schedule with this process as well as other significant areas related to the combination of the two operations. We have received positive feedback from our agents about their expanded opportunities to sell products once this cross-licensing and training has been completed.


Life Insurance

Our life insurance operations produced a pretax profit, before realized gain from investments, of $65.4 million for the first six months of 1998. This compares with $72.8 million reported for the first six months of 1997. The second quarter profit of $29.0 million is down from the $35.6 million reported for the second quarter of 1997.

Group insurance experienced a loss of $2.1 million for the first half of 1998, compared with a profit of $6.8 million for the same period last year. The second quarter loss of $0.7 million compares with a profit of $2.5 million reported for the second quarter of last year. Adverse experience in medical aggregate stop loss coverages continues to be the main contributor to the loss.

Earnings for the annuity lines were $25.3 million, compared with $26.4 million reported for the first half of 1997. The second quarter gain of $9.0 million is down from the $12.6 million reported in the same quarter last year. The decline in earnings is due to the continuing high cost of options purchased to fund our obligations related to our equity indexed annuity product line. Annuity assets now total $12.1 billion. Individual life earnings were $4.7 million for the first six months, compared with $2.6 million for the same period last year. The increase is due to the acquisition of American States Life Insurance Company.

Real Estate

SAFECO Properties' pretax income was $2.4 million for the first six months of 1998, compared with $5.5 million in 1997. This decrease is primarily the result of start-up costs and additional depreciation charges on our new Redmond Town Center project and the expensing of carrying costs related to a regional shopping center currently being converted to an alternative retail format. As noted in last quarter's report, SAFECO Corporation announced in February 1998 that SAFECO Properties, Inc. would be sold and that Salomon Smith Barney has been retained to assist in the selling process. It is anticipated that the sale will conclude before the end of 1998.

SAFECO  CORPORATION

                                                                     (Continued)

MANAGEMENT'S DISCUSSION AND ANALYSIS

Credit

SAFECO Credit Company produced a record pretax profit of $11.2 million for the first six months of 1998, compared with $9.8 million in the first six months of 1997. Pretax income in the second quarter was $5.7 million, compared with $5.5 million in the first quarter. The results reflect continued portfolio growth, low write-off and delinquency experience, and a decreasing operating expense ratio. Non-affiliate receivables and operating leases total $1.2 billion, representing a 7% annualized increase during 1998.


SAFECO Credit's summarized financial information is as follows (in millions):


                               JUNE 30     DECEMBER 31
                                1998         1997
                              --------     --------
Finance Receivables           $1,042.0     $1,004.3
Other Assets                     277.4        273.9
                              --------     --------
  Total Assets                $1,319.4     $1,278.2
                              ========     ========

Credit Company Borrowings     $  988.0     $  892.0
Other Liabilities                208.4        268.5
                              --------     --------
  Total Liabilities           $1,196.4     $1,160.5
                              ========     ========


                               SIX MONTHS ENDED JUNE 30
                                 1998        1997
                               -------     -------
Revenues                       $  52.8     $  45.5
Expenses                          41.6        35.7
                               -------     -------
Income before Income Taxes        11.2         9.8
Provision for Income Taxes         4.1         3.4
                               -------     -------
  Net Income                   $   7.1     $   6.4
                               =======     =======



Asset Management

The pretax profit from asset management activities for the first six months of 1998 was $3.1 million, compared with $2.4 million for the same period last year. Our operating profit (excluding gains and interest income) was $2.1 million versus $1.7 million last year. Assets under management were $7.0 billion at June 30, 1998, compared with $4.3 billion last year, an increase of 63%.

Investment Portfolios

The market value of our consolidated bond portfolio was $1.6 billion in excess of amortized cost at June 30, 1998, up from $1.5 billion at December 31, 1997. The market value of our equity securities portfolio was $1.0 billion in excess of cost at June 30, 1998.

Dividend

The second quarter of 1998 dividend paid in July to common shareholders was paid at the rate of $0.35 per share, reflecting a 9.4% increase over the previous payment.

SAFECO  CORPORATION

                                                                     (Continued)
MANAGEMENT'S DISCUSSION AND ANALYSIS

Stock Repurchase Program

On August 5, 1998 SAFECO's board of directors approved the purchase from time-to-time of up to $200 million worth of its common stock through open market and negotiated purchases. SAFECO believes that its common stock represents a good value. When added to the ongoing authorization to purchase up to 2 million shares of common stock, of which approximately 500,000 shares had been purchased at July 31, 1998, the combined authorization will permit an accumulation of up to an additional 4.2% of SAFECO's outstanding shares. Commencing on the second day following the authorization (August 7, 1998) through August 12, 1998,
Safeco has purchased approximately 1.4 million shares, at a total cost of $62.4 million.

Year 2000

SAFECO, like most other companies, is faced with the fact that our older computer programs have time sensitive software that typically recognized a date using "00" as the year 1900 rather than the year 2000. SAFECO is highly dependent on automated systems and systems applications that use computer programs to conduct ongoing operations. Such systems are used to process claims, bill and collect premiums from customers, manage investments and many other activities. If these systems were unable to process data accurately because of Year 2000-related failures, these activities would be interrupted and could have a material adverse effect on SAFECO's results of operations.

SAFECO has completed the assessment of Year 2000 issues in connection with our computer systems and technology embedded in the equipment we use. We have been modifying and replacing portions of our software since 1995 so that our systems will function properly with respect to dates in the year 2000 and thereafter. In addition, SAFECO is engaged in a regular problem of testing and running the systems once Year 2000 changes have been made. This testing includes review by our Internal Audit department as well as separate testing at SAFECO's hot site, a location provided and maintained by a third party separate from any SAFECO facility. SAFECO believes that our program to address Year 2000 issues is comprehensive and on schedule.

The total Year 2000 compliance cost for SAFECO is estimated at approximately $15 million and as of June 30, 1998 SAFECO has incurred approximately $9 million of that amount. These estimated amounts include both modification costs, which are expensed as incurred, and certain replacement systems costs, some of which are capitalized and amortized. Over 85% of existing SAFECO systems have been tested and verified as being Year 2000 compliant at June 30, 1998. SAFECO's objective is to have the rest of our systems, including the most sophisticated applications, Year 2000 compliant by the end of 1998, with testing to conclude in 1999. We also intend to bring all of our critical systems down on December 31, 1999 and bring them back up on January 1, 2000. This will preserve all information contained in those systems at December 31, 1999 and permit SAFECO to retrieve and use that information should an unanticipated Year 2000 problem occur. In addition, as a contingency against unanticipated problems on and after January 1, 2000, SAFECO's Information Systems department will be prepared to address on an expedited basis any problems that should arise. Based on our current progress and continuing modifications, SAFECO believes that by January 1, 2000 it will be Year 2000 compliant and that Year 2000 issues will not pose significant operational problems for our computer systems.

SAFECO is working with our third-party partners and vendors, e.g., our independent insurance agents, local and long distance phone companies, banks and securities trading firms, to assure that they are on schedule to detect and fix any Year 2000 problems which might affect SAFECO's systems or business processes. SAFECO will assess and attempt to mitigate risks with respect to the failure of any mission critical third-party partners and vendors to be Year 2000 ready. Failure of such parties to be Year 2000 compliant could have a material adverse effect on SAFECO's results of operations.

SAFECO  CORPORATION


                                                                     (Continued)
MANAGEMENT'S DISCUSSION AND ANALYSIS

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

     The FASB issued Statement 133, "Accounting for Derivative Instruments and Hedging Activities" in June 1998. The statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. It may also be adopted early, as of the beginning of any fiscal quarter that begins after issuance of the statement. SAFECO will adopt the new statement no later than the first quarter of 2000. The statement amends several previous FASB statements and requires recognizing all derivatives as either assets or liabilities in the statement of financial position and measuring those instruments at fair value. Although the impact of the statement is currently being studied, it is not expected to have a material effect on SAFECO's financial position or results of operations.

SAFECO  CORPORATION


PART II - Other Information



Item 4.  Submission of Matters to a Vote of Security Holders

         The Annual Meeting of Shareholders of SAFECO Corporation was held May 6, 1998. SAFECO shareholders elected four nominees to the Board of Directors by the votes shown below. The terms of all of the nominees elected will expire in 2001. There were no broker non-votes with respect to any of the nominees.

                                              For                Withheld
                                          -----------            --------
          Robert S. Cline                 127,383,079            772,403
          Roger H. Eigsti                 127,392,378            763,104
          John W. Ellis                   127,337,786            817,696
          William W. Krippaehne, Jr.      127,380,556            774,926

         Continuing as directors are Phyllis J. Campbell, Boh A. Dickey, William
         P. Gerberding and Paul W. Skinner, whose terms expire in 1999; and Joshua Green III, William G. Reed, Jr., Judith M. Runstad and George H. Weyerhaeuser, whose terms expire in 2000. Mr. Weyerhaeuser will retire as a director in 1999.


Item 5.  Other Information - Bylaw Amendments

         The Board of Directors of SAFECO Corporation adopted certain amendments to the Corporation's Bylaws on August 5, 1998. The amended Bylaws provide that shareholders may nominate persons for election to the Board of Directors only if a written notice of intention to nominate has been delivered to the secretary to the SAFECO Corporation Board of Directors at SAFECO Plaza, Seattle, Washington 98185 not less than 90 days before the scheduled date of the meeting. The notice of nomination must contain the name, address, telephone number, and number of shares of SAFECO Corporation common stock owned by the nominating shareholder and the information relating to each nominee required with respect to nominees for director under the federal proxy solicitation rules. The notice of nomination must be accompanied by each nominee's written consent to being a nominee and statement of intention to serve as a director if elected.

         The Corporation's Bylaws further provide that for a shareholder to bring other business before an annual meeting of shareholders, the shareholder desiring to bring such business must file a written notice of intention to that effect with the Secretary of the Corporation at SAFECO Plaza, Seattle, Washington 98185 not less than 90 days before the scheduled date of the meeting. The notice must contain the name, address, telephone number and number of shares of SAFECO Corporation common stock owned by the shareholder intending to bring such business before the meeting and a brief description of the business desired to be brought, the reasons for conducting it at the meeting, and any material interest of the shareholder in such business.

         The 1999 annual meeting of the Corporation's shareholders will be held on May 5, 1999. Therefore, the deadline for submitting notices of intention to nominate persons for director and notices of intention to bring business before the 1999 annual shareholders' meeting is February 4, 1999.

         Under the federal proxy solicitation rules, proposals submitted by a shareholder for inclusion in the Corporation's proxy materials for the 1999 annual meeting must be received by the Corporation by November 20, 1998.

SAFECO  CORPORATION

                                                                     (Continued)
PART II - Other Information
Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits:

              Exhibit 3*  -   Bylaws (as amended August 5, 1998.)

              Exhibit 10* -   SAFECO Deferred Compensation Plan for Executives
                              dated May 6, 1998.

              Exhibit 27  -   Financial Data Schedule. (This exhibit is included
                              only in the electronic EDGAR filing version of this 10-Q. The Financial Data Schedule is not a separate financial statement but a schedule that summarizes certain standard financial information extracted directly from the financial statements in this filing.)

         (b)  Reports on Form 8-K

              No Forms 8-K were filed or required to be filed for any event during the quarter ended June 30, 1998. The Registrant filed an 8-K dated July 10, 1998, under Item 5 (Other Items) ,announcing its preliminary review of earnings for the second quarter of 1998. The Registrant filed an 8-K dated August 5, 1998, under Item 5, announcing a stock repurchase program approved by its Board of Directors on August 5, 1998.




*Copies of Exhibits are available without charge by making a written request to:

                               Rod A. Pierson
                               Senior Vice President and Chief Financial Officer SAFECO Corporation
                               SAFECO Plaza
                               Seattle, Washington 98185