Form 10-Q
period 1998-09-30
SAFECO CORP
filed 1998-11-13
CIK 86104

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998.

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


                                 (206) 545-5000
                                   (Telephone)



136,256,423 shares of no par value common stock were outstanding at September 30, 1998.



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


Part I - Financial Information *                                                            Page
                                                                                            ----

     Item 1. Financial Statements:
             Consolidated Balance Sheet,                                                      3
                September 30, 1998 and December 31, 1997
             Statement of Consolidated Income and Retained Earnings                           5
                for the Quarters and Nine Months Ended September 30, 1998 and 1997
             Statement of Consolidated Cash Flows                                             6
                for the Nine Months Ended September 30, 1998 and 1997
             Statement of Consolidated Comprehensive Income                                   7
                for the Quarters and Nine Months Ended September 30, 1998 and 1997

     Item 2. Management's Discussion and Analysis                                             8


Part II - Other Information

     Item 6. Exhibits and Reports on Form 8-K                                                14



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

                                           SAFECO CORPORATION
                                           -------------------------------------
                                           Registrant

                                           ROD A. PIERSON
                                           -------------------------------------
                                           Rod A. Pierson
                                           Senior Vice President
             Dated November 13, 1998       and Chief Financial Officer

                                           H. PAUL LOWBER
                                           -------------------------------------
                                           H. Paul Lowber
                                           Vice President, Controller and
             Dated November 13, 1998       and Chief Accounting Officer

                       SAFECO CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  (In Millions)
--------------------------------------------------------------------------------


                                                                    September 30        December 31
                             ASSETS                                     1998               1997
                             ------                                -------------      -------------

Investments:

   Fixed Maturities Available-for-Sale, at Market Value
     (Amortized cost:  1998 - $16,689.3; 1997 -$16,086.8)          $    18,137.5      $    17,143.2

   Fixed Maturities Held-to-Maturity, at Amortized Cost
     (Market value:  1998 - $3,322.4; 1997 - $3,159.9)                   2,714.6            2,708.6

   Marketable Equity Securities, at Market Value
     (Cost:  1998 - $954.4; 1997 - $969.0)                               1,817.4            1,879.7

   Mortgage Loans                                                          519.6              499.0

   Real Estate (At cost less accumulated depreciation)                     610.9              586.1

   Policy Loans                                                             87.9               85.3

   Short-Term Investments                                                  201.0              134.7
                                                                   -------------      -------------

              Total Investments                                         24,088.9           23,036.6


Cash                                                                        55.0              391.4

Accrued Investment Income                                                  385.8              337.0

Finance Receivables                                                      1,121.4            1,004.3

Premiums and Other Service Fees Receivable                               1,015.7              953.9

Other Notes and Accounts Receivable                                        151.0               71.1

Reinsurance Recoverables                                                   301.2              311.0

Deferred Policy Acquisition Costs                                          521.0              544.8

Land, Buildings and Equipment for Company Use
     (At cost less accumulated depreciation)                               265.7              238.0

Goodwill                                                                 1,335.9            1,332.6

Other Assets                                                               321.1              341.7

Separate Account Assets                                                    998.2              905.4
                                                                   -------------      -------------

              TOTAL                                                $    30,560.9      $    29,467.8
                                                                   =============      =============


                                   (continued)

                       SAFECO CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  (In Millions)                      (continued)
--------------------------------------------------------------------------------

                                                                              September 30       December 31
              LIABILITIES AND SHAREHOLDERS' EQUITY                                1998               1997
              ------------------------------------                           -------------      -------------


Losses and Adjustment Expense                                                $     4,311.9      $     4,352.2
Life Policy Liabilities                                                              285.1              262.3
Unearned Premiums                                                                  1,811.0            1,713.7
Funds Held Under Deposit Contracts                                                12,406.6           11,891.4
Debt:
   Commercial Paper                                                                  963.7              812.8
   Credit Company Borrowings ($1,040.9 maturing within one year)                   1,065.4              892.0
   7.875% Notes Due 2005                                                             200.0              200.0
   6.875% Notes Due 2007                                                             200.0              200.0
   Other ($50.6 maturing within one year)                                            240.7              255.1
Other Liabilities                                                                  1,154.0            1,223.3
Income Taxes:
   Current                                                                             6.6                9.3
   Deferred (Includes tax on unrealized appreciation
     of investment securities: 1998 - $786.0; 1997 - $675.6)                         524.1              446.9
Separate Account Liabilities                                                         998.2              905.4
                                                                             -------------      -------------

              Total Liabilities                                                   24,167.3           23,164.4

Corporation-Obligated, Mandatorily Redeemable Capital Securities of
   Subsidiary Trust Holding Solely Junior Subordinated Debentures
   of the Corporation ("Capital Securities")                                         842.0              841.7
                                                                             -------------      -------------


Preferred Stock, No Par Value:
   Shares Authorized: 10
   Shares Issued and Outstanding:  None                                                 --                 --

Common Stock, No Par Value:
   Shares Authorized: 300
   Shares Reserved for Options: (1998 - 7.6; 1997 - 7.9)
   Shares Issued and Outstanding: (1998 - 136.3; 1997 - 141.2)                       882.5              909.3

Retained Earnings                                                                  3,212.0            3,299.1

Total Accumulated Other Comprehensive Income -
   Unrealized Appreciation of Investment Securities, Net of Tax                    1,457.1            1,253.3
                                                                             -------------      -------------


              Total Shareholders' Equity                                           5,551.6            5,461.7
                                                                             -------------      -------------

              TOTAL                                                          $    30,560.9      $    29,467.8
                                                                             =============      =============

                       SAFECO CORPORATION AND SUBSIDIARIES
             STATEMENT OF CONSOLIDATED INCOME AND RETAINED EARNINGS
                     (In Millions Except Per Share Amounts)
--------------------------------------------------------------------------------


                                                                          Nine Months Ended             Three Months Ended
                                                                            September 30                   September 30
                                                                     -------------------------       -------------------------
                                                                        1998            1997            1998            1997
                                                                     ---------       ---------       ---------       ---------

REVENUES:
   Insurance:
     Property and Casualty Earned Premiums                           $ 3,140.1       $ 1,789.6       $ 1,064.2       $   613.2
     Life Premiums and Other Revenues                                    266.1           204.0            89.6            69.0
                                                                     ---------       ---------       ---------       ---------
       Total                                                           3,406.2         1,993.6         1,153.8           682.2
   Real Estate                                                            58.9            51.3            19.8            18.6
   Finance                                                                72.7            63.3            25.3            22.4
   Asset Management                                                       30.8            18.7            12.0             7.0
   Other                                                                  43.6            38.2            14.6            13.1
   Net Investment Income                                               1,137.9           887.5           383.7           303.8
   Realized Investment Gain                                               62.4           105.6            17.5            64.8
                                                                     ---------       ---------       ---------       ---------
       Total                                                           4,812.5         3,158.2         1,626.7         1,111.9
                                                                     ---------       ---------       ---------       ---------

EXPENSES:
   Losses, Adjustment Expense and Policy Benefits                      3,072.4         1,866.6         1,017.9           656.3
   Commissions                                                           593.5           348.4           207.8           121.8
   Personnel Costs                                                       323.7           225.8           103.2            77.6
   Interest                                                              119.0            61.5            41.3            24.1
   Goodwill Amortization                                                  40.0             4.7            13.5             1.8
   Other                                                                 330.4           206.2           116.8            72.5
   Write-off of Deferred Acquisition Costs                                46.8              --            46.8              --
   Amortization of Deferred Policy Acquisition Costs                     586.9           339.3           199.8           116.2
   Deferral of Policy Acquisition Costs                                 (635.0)         (362.0)         (216.8)         (125.9)
                                                                     ---------       ---------       ---------       ---------
       Total                                                           4,477.7         2,690.5         1,530.3           944.4
                                                                     ---------       ---------       ---------       ---------

Income before Income Taxes                                               334.8           467.7            96.4           167.5
                                                                     ---------       ---------       ---------       ---------

Provision (Benefit) for Income Taxes:
    Current                                                               81.5           115.7             4.8            52.3
    Deferred                                                             (36.0)           (2.0)            5.5           (10.0)
                                                                     ---------       ---------       ---------       ---------
       Total                                                              45.5           113.7            10.3            42.3
                                                                     ---------       ---------       ---------       ---------

Income before Distributions on Capital Securities                        289.3           354.0            86.1           125.2

Distributions on Capital Securities, Net of Tax                          (33.6)           (3.5)          (11.2)           (3.5)
                                                                     ---------       ---------       ---------       ---------

Net Income                                                               255.7           350.5            74.9           121.7

Retained Earnings, Beginning of Period                                 3,299.1         3,042.2         3,380.5         3,190.4
Amortization of Underwriting Compensation on Capital Securities           (0.3)           (0.1)           (0.1)           (0.1)
Dividends Declared                                                      (142.3)         (117.5)          (47.7)          (40.4)
Common Stock Reacquired                                                 (200.2)           (9.2)         (195.6)           (5.7)
                                                                     ---------       ---------       ---------       ---------
Retained Earnings, End of Period                                     $ 3,212.0       $ 3,265.9       $ 3,212.0       $ 3,265.9
                                                                     =========       =========       =========       =========

Net Income Per Share of Common Stock:
   Basic                                                             $    1.82       $    2.77       $    0.54       $    0.96
                                                                     =========       =========       =========       =========
   Diluted                                                           $    1.81       $    2.76       $    0.54       $    0.96
                                                                     =========       =========       =========       =========

Dividends Paid to Common Shareholders                                $    0.99       $    0.90       $    0.35       $    0.32
                                                                     =========       =========       =========       =========

Average Number of Shares Outstanding During the Period:
   Basic                                                                 140.4           126.3           138.9           126.3
                                                                     =========       =========       =========       =========
   Diluted                                                               141.0           126.9           139.4           127.0
                                                                     =========       =========       =========       =========

                       SAFECO CORPORATION AND SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED CASH FLOWS
                                  (In Millions)
--------------------------------------------------------------------------------


                                                                               Nine Months Ended
                                                                                  September 30
                                                                         -------------------------------
                                                                             1998               1997
                                                                         ------------       ------------
OPERATING ACTIVITIES
   Insurance Premiums Received                                           $    3,351.6       $    1,978.5
   Dividends and Interest Received                                            1,104.4              887.2
   Other Operating Receipts                                                     187.2              147.0
   Insurance Claims and Policy Benefits Paid                                 (2,670.0)          (1,596.1)
   Underwriting, Acquisition and Insurance Operating Costs Paid              (1,179.8)            (702.5)
   Interest Paid and Distributions on Capital Securities                       (181.6)             (50.1)
   Other Operating Costs Paid                                                   (99.1)             (75.7)
   Income Taxes Paid                                                            (65.1)             (95.1)
                                                                         ------------       ------------
           Net Cash Provided by Operating Activities                            447.6              493.2
                                                                         ------------       ------------

INVESTING ACTIVITIES
   Purchases of:
      Fixed Maturities Available-for-Sale                                    (3,197.5)          (1,693.6)
      Fixed Maturities Held-to-Maturity                                          (1.7)            (198.0)
      Equities                                                                 (119.3)             (53.5)
      Other Investments                                                        (157.5)            (177.7)
   Maturities of Fixed Maturities Available-for-Sale                            808.0              451.7
   Maturities of Fixed Maturities Held-to-Maturity                                5.0                3.2
   Sales of:
      Fixed Maturities Available-for-Sale                                     1,859.5            1,265.4
      Fixed Maturities Held-to-Maturity*                                         18.2                 --
      Equities                                                                  168.0              278.4
      Other Investments                                                         125.2               69.5
   Net Increase in Short-Term Investments                                       (47.0)          (3,211.2)
   Finance Receivables Originated or Acquired                                  (417.5)            (341.1)
   Principal Payments Received on Finance Receivables                           281.0              230.5
   Other                                                                       (148.6)             (65.7)
                                                                         ------------       ------------
           Net Cash Used in Investing Activities                               (824.2)          (3,442.1)
                                                                         ------------       ------------

FINANCING ACTIVITIES
   Funds Received Under Deposit Contracts                                       868.3            1,071.9
   Return of Funds Held Under Deposit Contracts                                (819.3)            (639.1)
   Proceeds from Notes and Mortgage Borrowings                                   20.0              207.2
   Repayment of Notes and Mortgage Borrowings                                   (43.8)              (7.9)
   Net Proceeds from Short-Term Borrowings                                      363.2            1,628.9
   Proceeds from Capital Securities                                                --              832.2
   Common Stock Reacquired                                                     (233.1)              (9.6)
   Dividends Paid to Shareholders                                              (139.8)            (113.7)
   Other                                                                         24.7               15.8
                                                                         ------------       ------------
           Net Cash Provided by Financing Activities                             40.2            2,985.7
                                                                         ------------       ------------
Net Increase (Decrease) in Cash                                                (336.4)              36.8
Cash at the Beginning of Period                                                 391.4               55.5
                                                                         ------------       ------------
Cash at the End of Period                                                $       55.0       $       92.3
                                                                         ============       ============


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


                                   (continued)

                       SAFECO CORPORATION AND SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED CASH FLOWS
                                 (In Millions)                       (continued)
--------------------------------------------------------------------------------


                                                                 Nine Months Ended
                                                                    September 30
                                                           ------------------------------
                                                               1998              1997
                                                           ------------      ------------

Net Income                                                 $      255.7      $      350.5
                                                           ------------      ------------

Adjustments to Reconcile Net Income to Net Cash
    Provided by Operating Activities:
       Realized Investment Gain                                   (62.4)           (105.6)
       Amortization and Depreciation                              115.3              55.8
       Amortization of Fixed Maturity Investments                 (32.0)            (27.4)
       Deferred Income Tax Benefit                                (36.0)             (2.0)
       Interest Expense on Deposit Contracts                      359.5             335.7
       Other Adjustments                                           16.1               2.2
       Changes in:
          Losses and Adjustment Expense                           (40.3)            (90.3)
          Life Policy Liabilities                                  22.8               0.9
          Unearned Premiums                                        97.3              63.9
          Accrued Income Taxes                                     (2.7)             19.8
          Accrued Interest on Accrual Bonds                       (37.8)            (35.3)
          Accrued Investment Income                               (48.8)             (8.4)
          Deferred Policy Acquisition Costs                        (5.0)            (22.7)
          Other Assets and Liabilities                           (154.1)            (43.9)
                                                           ------------      ------------

              Total Adjustments                                   191.9             142.7
                                                           ------------      ------------

Net Cash Provided by Operating Activities                  $      447.6      $      493.2
                                                           ============      ============


                       SAFECO CORPORATION AND SUBSIDIARIES
                 STATEMENT OF CONSOLIDATED COMPREHENSIVE INCOME
                                  (In Millions)
--------------------------------------------------------------------------------


                                                          Nine Months Ended               Three Months Ended
                                                            September 30                     September 30
                                                   -----------------------------     -----------------------------
                                                       1998             1997             1998             1997
                                                   ------------     ------------     ------------     ------------

Net Income                                         $      255.7     $      350.5     $       74.9     $      121.7

Other Comprehensive Income, Net of Taxes:
    Change in Unrealized Appreciation
    of Investment Securities                              203.8            247.8             82.3            143.4
                                                   ------------     ------------     ------------     ------------

Comprehensive Income                               $      459.5     $      598.3     $      157.2     $      265.1
                                                   ============     ============     ============     ============

SAFECO CORPORATION


MANAGEMENT'S DISCUSSION AND ANALYSIS
--------------------------------------------------------------------------------


SAFECO Corporation


Our net income for the first nine months of 1998 was $255.7 million or $1.81 per diluted share, compared with $2.76 per share for the same period in 1997. If we exclude realized gain from investments and the one-time write-off of deferred acquisition costs relating to our life insurance operations discussed below, our income was $1.74 per diluted share, compared with $2.22 per share in 1997. The 1998 amounts include the results of American States Financial Corporation, which was acquired on October 1, 1997. Income was $0.68 per diluted share for the third quarter of 1998, excluding realized gain and the one-time write-off, compared with $0.63 for the third quarter of 1997. The following summarized financial information sets forth the contributions of each business segment to our consolidated income.


                                                               NINE MONTHS ENDED                  THREE MONTHS ENDED
                                                                 SEPTEMBER 30                        SEPTEMBER 30
                                                            1998              1997              1998              1997
-------------------------------------------------------------------------------------------------------------------------
                                                                     (IN MILLIONS EXCEPT PER SHARE AMOUNTS)

Income (Loss) before Realized Gain
and Income Taxes:
   Property and Casualty Insurance:
        Underwriting Gain (Loss)                         $    (95.7)       $     19.2        $    (20.4)       $    (11.7)
        Net Investment Income                                 362.0             210.3             121.5              70.9
        Goodwill Amortization                                 (32.1)               --             (10.7)               --
                                                         ----------        ----------        ----------        ----------
           Total Property and Casualty                        234.2             229.5              90.4              59.2
   Life                                                       106.5             108.4              41.1              35.5
        Write-off of Deferred Acquisition Costs               (46.8)               --             (46.8)               --
   Real Estate                                                  4.5               7.2               2.1               1.7
   Credit                                                      16.7              15.6               5.5               5.8
   Asset Management                                             6.5               4.3               3.4               1.9
   Corporate                                                  (49.2)             (2.9)            (16.8)             (1.4)
                                                         ----------        ----------        ----------        ----------
           Total                                              272.4             362.1              78.9             102.7
Realized Investment Gain before Tax                            62.4             105.6              17.5              64.8
                                                         ----------        ----------        ----------        ----------
Income before Income Taxes                                    334.8             467.7              96.4             167.5
                                                         ----------        ----------        ----------        ----------
Provision for Income Taxes on:
   Income before Realized Gain                                 23.7              77.6               4.0              19.5
   Realized Investment Gain                                    21.8              36.1               6.3              22.8
                                                         ----------        ----------        ----------        ----------
           Total                                               45.5             113.7              10.3              42.3
                                                         ----------        ----------        ----------        ----------
Income before Distributions on
   Capital Securities                                         289.3             354.0              86.1             125.2
Distributions on Capital Securities, Net of Tax               (33.6)             (3.5)            (11.2)             (3.5)
                                                         ----------        ----------        ----------        ----------
Net Income                                               $    255.7        $    350.5        $     74.9        $    121.7
                                                         ==========        ==========        ==========        ==========
Net Income Per Diluted Share of Common Stock:
   Income before Realized Gain                           $     1.52        $     2.22        $      .46        $      .63
   Realized Gain                                                .29               .54               .08               .33
                                                         ----------        ----------        ----------        ----------
Net Income                                               $     1.81        $     2.76        $      .54        $      .96
                                                         ==========        ==========        ==========        ==========

SAFECO CORPORATION


MANAGEMENT'S DISCUSSION AND ANALYSIS                                 (Continued)
--------------------------------------------------------------------------------


Property and Casualty Insurance

Property and casualty operations for the first nine months of 1998 produced pretax income of $234.2 million before realized gain from investments, compared with $229.5 million a year ago. These operations had an underwriting loss of $95.7 million for the first nine months of 1998, compared with an underwriting profit of $19.2 million for the same period last year. The third quarter underwriting loss was $20.4 million, down from our 1998 second quarter underwriting loss of $64.4 million. The underwriting loss was $11.7 million (SAFECO only) for the third quarter a year ago. Catastrophe losses added $128 million to loss costs for the first nine months of 1998. As a percent of premiums, catastrophe losses were 4.1 percent, compared with 3.6 percent for the first nine months a year ago. Underwriting results for the first nine months and the third quarter of 1998 and 1997 are detailed below. The combined loss and expense ratio was 103.1 for the first nine months of 1998 and 101.9 for the third quarter only. This compares with 98.9 for the first nine months last year and 101.9 for the third quarter a year ago. Investment income was $362 million for the first nine months of 1998.

       Underwriting Results (In Millions)

                                                            Nine Months                        Third Quarter
                                                    ----------------------------        ----------------------------
                                                       1998              1997              1998              1997
                                                    ----------        ----------        ----------        ----------
       Personal Lines:
       (Including American States in 1998)
            Personal auto                           $     20.8        $     35.3        $      5.8        $      6.8
            Homeowners                                   (52.0)            (21.0)            (13.3)             (5.4)
            Other personal lines                           8.9              10.9               2.7               1.2
       Commercial Lines:
            American States
                Business Insurance                       (66.1)               --             (15.1)               --
            SAFECO Commercial                            (24.0)            (25.4)             (4.4)            (22.1)
       Surety                                             16.0              16.5               5.0               6.4
       Other                                               0.7               2.9              (1.1)              1.4
                                                    ----------        ----------        ----------        ----------
       Total                                        $    (95.7)       $     19.2        $    (20.4)       $    (11.7)
                                                    ==========        ==========        ==========        ==========

Personal auto, our largest line, reported an underwriting profit of $20.8 million for the first nine months, compared with a profit of $35.3 million for the first nine months last year. The number of automobile policies inforce at September 30, 1998 was 3.2 percent higher than the combined total for SAFECO and American States a year ago. Average loss costs remained flat during the third quarter.

Homeowners had an underwriting loss of $52.0 million for the first nine months, compared with a loss of $21.0 million for the first nine months of 1997. Catastrophe losses for this line were $65 million, compared with $31 million (SAFECO only) for the first nine months last year. Adverse catastrophe claims experience was partially offset by the favorable impact of higher prices, increased deductibles and initiatives to improve insurance to value.

Other personal lines, which provide coverage for earthquake, dwelling fire, inland marine, and boats, produced an underwriting profit of $8.9 million for the first nine months, compared with a profit of $10.9 million for the same period last year.

American States Business Insurance produced an underwriting loss of $66.1 million for the first nine months of 1998 primarily due to the adverse weather experience this year. For the third quarter, the underwriting loss was $15.1 million (combined ratio of 106.6).

SAFECO Commercial reported an underwriting loss of $24.0 million for the first nine months (combined ratio of 105.0), compared with a loss of $25.4 million for the same period last year (combined ratio of 105.6). Increased price competition, particularly for workers' compensation, has had an adverse impact on results.

SAFECO CORPORATION


MANAGEMENT'S DISCUSSION AND ANALYSIS                                 (Continued)
--------------------------------------------------------------------------------


Surety produced a profit of $16.0 million for the first nine months of 1998, compared with a profit of $16.5 million for the first nine months a year ago.

Premiums written during the first nine months increased 4 percent over the same period a year ago with personal lines up 5 percent, SAFECO Commercial up 9 percent, and American States Business Insurance down 1 percent.

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


Life Insurance

Our life insurance operations produced a pretax profit of $106.5 million for the first nine months of 1998, before realized gain from investments and a $46.8 million write-off of deferred acquisition costs. This compares with $108.4 million reported for the first nine months of 1997. The third quarter profit, excluding the write-off, was $41.1 million, compared with $35.5 million a year ago.

The $46.8 million charge is primarily tied to two blocks of annuity business, our equity-indexed product and a fixed annuity product, and to our universal life business, all of which have been adversely affected by market conditions. Approximately $28 million of the write-off relates to our equity-indexed annuity product. The cost of the options we purchased to fund our obligation under these contracts increased significantly during the third quarter adversely affecting the projected recoverability of deferred acquisition costs.

Earnings for our annuity lines were $50.9 million for the first nine months, compared with $40.4 million in 1997. Annuity assets now total $12.0 billion.

Group insurance experienced a loss of $8.8 million for the first nine months of 1998, compared with a profit of $10.6 million for the same period last year. The third quarter loss of $6.6 million compares with a profit of $3.7 million reported for the third quarter of last year. Adverse experience in medical aggregate stop loss coverages continues to be the main contributor to the loss. We are withdrawing from the Multiple Employer Trust (MET) marketplace and we are focusing on growing our excess loss medical product line and related work site sold products. We have also taken corrective rate action in our excess loss medical lines, which should have a positive effect on future earnings.

We have reviewed the capital needs of our life insurance operations and will pay a dividend of $78 million to SAFECO Corporation in the fourth quarter. The series of changes this quarter are a result of a seven-month effort at our life company to position ourselves properly for growth in both revenue and return on equity.


Real Estate

SAFECO Properties' pretax income was $4.5 million for the first nine months of 1998, compared with $7.2 million in 1997. As previously reported, we are in the process of selling SAFECO Properties and anticipate that an agreement for the sale of the majority of its assets will be signed in the near future.

SAFECO CORPORATION


MANAGEMENT'S DISCUSSION AND ANALYSIS                                 (Continued)
--------------------------------------------------------------------------------
CREDIT

SAFECO Credit Company produced a record pretax profit of $16.7 million for the first nine months of 1998, compared with $15.6 million in the first nine months of 1997. The results continue to reflect portfolio growth, low write-off and delinquency experience, and a decreasing operating expense ratio. Non-affiliate receivables and operating leases total $1.2 billion, representing a 14% annualized increase during 1998.

SAFECO Credit's summarized financial information is as follows (in millions):

                                             SEPTEMBER 30      DECEMBER 31
                                                 1998              1997
                                            -------------     -------------

        Finance Receivables                 $     1,121.4     $     1,004.3
        Other Assets                                286.7             273.9
                                            -------------     -------------
            Total Assets                    $     1,408.1     $     1,278.2
                                            =============     =============

        Credit Company Borrowings           $     1,065.4     $       892.0
        Other Liabilities                           217.0             268.5
                                            -------------     -------------
            Total Liabilities               $     1,282.4     $     1,160.5
                                            =============     =============

                                             NINE MONTHS ENDED SEPTEMBER 30
                                                 1998              1997
                                            -------------     -------------

        Revenues                            $        80.8     $        70.5
        Expenses                                     64.1              54.9
                                            -------------     -------------
        Income before Income Taxes                   16.7              15.6
        Provision for Income Taxes                    6.0               5.0
                                            -------------     -------------
            Net Income                      $        10.7     $        10.6
                                            =============     =============

Asset Management

Pretax profit from asset management was a record $6.5 million for the first nine months of 1998, compared with $4.3 million for the same period in 1997, an increase of 50%. Increased earnings are a result of growth in assets under management which totaled $6.2 billion at September 30, 1998 compared with $4.8 billion at September 30, 1997.

Investment Portfolios

The market value of our consolidated bond portfolio was $2.1 billion in excess of amortized cost at September 30, 1998, up from $1.5 billion at December 31, 1997, as a result of lower interest rates. The market value of our equity securities portfolio was $863 million in excess of cost at September 30, 1998.

SAFECO CORPORATION


MANAGEMENT'S DISCUSSION AND ANALYSIS                                 (Continued)
--------------------------------------------------------------------------------


Stock Repurchase Program

In August 1998 the Board of Directors approved the purchase of $200 million of SAFECO Corporation stock. This authorization was in addition to a February, 1996 authorization to acquire two million shares of which approximately 1,500,000 shares remained available as of June 30, 1998. During the third quarter, the Company purchased 4,984,000 shares in the open market for $227.2 million for an average price of $45.59 per share. As of October 23, 1998 the number of shares authorized but not yet purchased was 894,000 shares.


Year 2000

SAFECO, like most other companies, is faced with the fact that our older computer programs have time sensitive software that typically recognizes a date using "00" as the year 1900 rather than the Year 2000. SAFECO is highly dependent on automated systems and systems applications that use computer programs to conduct ongoing operations. Such systems are used to process claims, bill and collect premiums from customers, manage investments and many other activities. If these systems were unable to process data accurately because of Year 2000-related failures, these activities would be interrupted and could have a material adverse effect on SAFECO's results of operations.

SAFECO has completed an assessment of Year 2000 issues in connection with our computer systems and the technology embedded in the equipment we use. We have been modifying and replacing portions of our software since 1995 so that our systems will function properly with respect to dates in the year 2000 and thereafter. In addition, SAFECO is engaged in a regular program of testing and running the systems once Year 2000 programming changes have been made. This testing includes trials at SAFECO's hot site, a location provided and maintained by a third party separate from any SAFECO facility. SAFECO believes that our program to address Year 2000 issues is comprehensive and on schedule.

The total Year 2000 compliance cost for SAFECO is currently estimated at approximately $17 million and as of September 30, 1998 SAFECO has incurred approximately $10 million of that amount. These estimated amounts include both modification costs, which are expensed as incurred, and certain replacement systems costs, some of which are capitalized and amortized. Approximately 80% of SAFECO's existing systems have been internally verified as being Year 2000 ready at September 30, 1998. SAFECO's objective is to have substantially all of our systems Year 2000 ready by January 1999, with the last mission-critical system expected to be Year 2000 ready in August 1999. The program of testing and running the systems after Year 2000 programming changes have been made is currently in process and expected to continue into 1999. We also intend to bring all of our mainframe systems down on December 31, 1999 and bring them back up on January 1, 2000. This will preserve information contained in those systems at December 31, 1999 and permit SAFECO to retrieve and use that information should an unanticipated Year 2000 problem occur. In addition, as a contingency against unanticipated problems on and after January 1, 2000, SAFECO's Information Systems department will be prepared to address on an expedited basis any problems that should arise. Based on our current progress and continuing modifications, SAFECO believes that by January 1, 2000 we will be Year 2000 ready and that Year 2000 issues will not pose significant operational problems for our computer systems.

SAFECO is working with our third-party partners and vendors, e.g., our independent insurance agents, local and long distance telephone companies, banks and securities trading firms, to assure that they are on schedule to detect and fix any Year 2000 problems which might affect SAFECO's systems or business processes. SAFECO will assess and attempt to mitigate risks with respect to the failure of any mission critical third-party partners and vendors to be Year 2000 ready. Failure of such parties to be Year 2000 ready could have a material adverse effect on SAFECO's results of operations.

SAFECO may be exposed to Year 2000 claims stemming from coverage under insurance policies its property and casualty subsidiaries have sold to customers. Although SAFECO has not written any specific Year 2000 coverage, customers may allege coverage exist under current commercial policies, including commercial general liability, directors and officers liability, errors and omissions liability and product policies. The effect of such coverage issues on SAFECO's results of operations is not reasonably estimable at this time. However, SAFECO expects that any potential exposures will be limited because its commercial lines business has historically not included significant numbers of the types of risks that have the greatest Year 2000 exposure, such as financial institutions and software and chip companies. In addition, SAFECO's directors and officers liability and errors and omissions books of insurance business are not large, together comprising approximately 1% of total property and casualty premiums over the last three years. SAFECO continues to assess its potential exposure to insurance claims arising from property and casualty insurance policies written and is taking a number of actions to limit that exposure. Such actions include the use of endorsements on commercial property policies clarifying that there is no coverage for Year
2000 occurrences, as well as using policy language that excludes Year 2000 coverage on certain commercial liability policies.

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

         (b)  Reports on Form 8-K

              The Registrant filed two Forms 8-Ks during the quarter ended September 30, 1998. The Registrant filed an 8-K dated July 10, 1998, under Item 5 (Other Items), announcing its preliminary review of earnings for the second quarter of 1998. The Registrant filed an 8-K dated August 5, 1998, under Item 5, announcing a stock repurchase program approved by its Board of Directors on August 5, 1998.

              The Registrant filed an 8-K dated October 14, 1998, under Item 5, announcing that its life operation would record a pretax charge to earnings of $46.8 million in the third quarter of 1998.