Form 10-K
period 1998-12-31
SAFECO CORP
filed 1999-03-24
CIK 86104

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

            [X] Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                   For the fiscal year ended December 31, 1998
                                       or
          [ ] Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                         For the transition period from
                                _____ to _____.

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

                           Common Stock, No Par Value
            (136,279,790 shares were outstanding at January 31, 1999)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X]. NO [ ].

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].


The aggregate market value of the voting stock held by nonaffiliates of the registrant as of January 31, 1999, was $5,300,000,000.


Documents incorporated by reference:
        Portions of the registrant's 1998 Annual Report to Shareholders are incorporated by reference into Parts I and II. Portions of the registrant's definitive Proxy Statement for the 1999 annual shareholders meeting to be held May 5, 1999, are incorporated by reference into Part III.

PART I  ITEM 1. BUSINESS

        GENERAL

                SAFECO Corporation (the Corporation) is a Washington corporation that owns operating subsidiaries in various segments of insurance and other financially related businesses. (The Corporation and its subsidiaries are collectively referred to as "SAFECO".) SAFECO's businesses operate on a nationwide basis. Non-U.S. operations are insignificant. The insurance subsidiaries engage in property and casualty insurance, surety and life insurance, and generated approximately 95% of SAFECO's total 1998 revenues. The home offices of the Corporation and its principal subsidiaries are in Seattle and Redmond, Washington.

                On October 1,1997 SAFECO acquired American States Financial Corporation ("American States"), an Indianapolis, Indiana-based insurance holding company with 1996 revenues of $2.0 billion. SAFECO acquired WM Life Insurance Company (WM Life) on December 31, 1997. Both acquisitions were treated as purchases for accounting purposes. See Note 2 on page 57 of the 1998 Annual Report to Shareholders, incorporated herein by reference (Exhibit 13), for additional information. As of December 31, 1998, SAFECO had approximately 13,000 employees.

                In February 1998 SAFECO announced its decision to sell its real estate investment and management operations to focus on its core insurance and financial services businesses. See page 14 of this report for additional information. As SAFECO Properties' operations are not material to the consolidated financial statements they have not been reclassified as discontinued operations.

                SAFECO's insurance subsidiaries engage in two principal lines: property and casualty (including surety), and life insurance. SAFECO's property and casualty operation is one of the largest in the United States. All areas of the insurance business are highly competitive and no one insurance company or group of insurers dominates the market.

                The Corporation and its insurance subsidiaries are subject to extensive regulation and supervision. This regulation is generally designed to protect the interests of policyholders rather than shareholders and other investors. Such regulation, generally administered by a department of insurance in each state in which the insurance subsidiaries do business, relates to, among other things, the standards of solvency that must be met and maintained; the licensing of insurers and their agents; the nature of and limitations on investments; the ability to withdraw from the state; the approval of premium rates; restrictions on the size of risks that may be insured under a single policy; reserves and provisions for unearned premiums, losses and other purposes; deposits of securities for the benefit of policyholders; approval of policy forms; and the regulation of market conduct, including underwriting and claims practices. State insurance departments also conduct periodic examinations of the affairs of insurance companies and require the filing of annual and other reports relating to the financial condition of insurance companies, holding company issues and other matters. The Corporation's insurance subsidiaries are collectively licensed to transact insurance business in all 50 states and the District of Columbia. See page 28 of the 1998 Annual Report to Shareholders for more information on regulatory matters.

        PROPERTY AND CASUALTY -- OPERATIONS

                The Corporation's property and casualty subsidiaries include:
        SAFECO Insurance Company of America, General Insurance Company of America, First National Insurance Company of America, SAFECO National Insurance Company, SAFECO Insurance Company of Illinois, SAFECO Lloyds Insurance Company, SAFECO Surplus Lines Insurance Company, American States Insurance Company, American Economy Insurance Company, American States Preferred Insurance Company, Insurance Company of Illinois, American States Insurance Company of Texas, American States Lloyds Insurance Company, F. B. Beattie & Company, Inc. and SAFECO Select Insurance Services, Inc.

                SAFECO's property and casualty subsidiaries write personal, commercial and surety lines of insurance through independent agents. Coverages include automobile, homeowners, fire and allied lines, workers' compensation, commercial multi-peril, miscellaneous casualty, surety and fidelity. Products are sold in all states and the District of Columbia.

                As discussed above, SAFECO purchased American States on October 1, 1997. SAFECO's purchase of American States has broadened the product mix available to the combined companies' agency force, particularly in introducing American States' small commercial lines products into existing SAFECO agencies.

                Consolidated property and casualty gross premiums written for SAFECO's ten largest states are as follows:

                       1998                    1997                      1996
                 -----------------       ----------------        -----------------
                             % of                    % of                     % of
State            Amount      Total       Amount      Total       Amount      Total
-----            ------      -----       ------      -----       ------      -----
                              (Amounts In Millions)

California      $  669.1       15%      $  584.0       20%      $  549.4       22%
Washington         587.6       13          444.0       15          389.2       16
Texas              314.3        7          225.0        8          183.2        7
Illinois           273.6        6          151.6        5          111.4        5
Oregon             238.6        5          181.0        6          155.4        6
Missouri           219.3        5          118.4        4           79.9        3
Indiana            167.2        4           50.3        2           17.9        1
Florida            166.9        4          118.8        4           91.8        4
Michigan           131.7        3           58.7        2           40.2        2
Ohio               117.9        3           57.4        2           36.2        1
                --------      ---       --------      ---       --------      ---
                 2,886.2       65        1,989.2       68        1,654.6       67
All Others       1,555.6       35          998.2       32          808.9       33
                --------      ---       --------      ---       --------      ---
     Total      $4,441.8      100%      $2,987.4      100%      $2,463.5      100%
                ========      ===       ========      ===       ========      ===

                The 1997 gross premiums written above include American States from the October 1, 1997 acquisition date forward. Based on annualized American States premiums for 1997, the adjusted concentrations are 16% for California, 13% for Washington, 7% for Texas, 6% for Illinois and 5% for Oregon.

                Personal lines, American States Business Insurance (ASBI), SAFECO Commercial and surety lines comprised approximately 61%, 21%, 16% and 2%, respectively, of the 1998 gross premiums written of $4.4 billion.

                During 1998 the number of personal lines policies in force increased by 1.8%, while the number of ASBI policies in force increased by 2.1%. During the fourth quarter of 1998, premiums written by ASBI increased 8.5% over the same quarter of 1997. Premiums written by SAFECO Commercial increased 6.6% in 1998 over 1997. Surety premiums were flat in 1998 compared with 1997 due to increased rate competition in both the commercial and contract lines.

                Additional financial information about SAFECO's business segments appears in Note 16 on page 72 of the 1998 Annual Report to Shareholders.

        PROPERTY AND CASUALTY -- LOSS RESERVES

                The consolidated financial statements include the estimated liability (reserves) for unpaid losses and loss adjustment expense ("LAE") of the Corporation's property and casualty insurance subsidiaries. The liability is presented net of amounts from salvage and subrogation recoveries and gross of amounts recoverable from reinsurance.

                Reserves for losses that have been reported to SAFECO and certain legal expenses are established on the "case basis" method. Claims incurred but not reported (IBNR) and other adjustment expense are estimated using statistical procedures. Salvage and subrogation recoveries are accrued using the "case basis" method for large claims and statistical procedures for smaller claims.

                SAFECO's objective is to set reserves that are adequate; that is, the amounts originally recorded as reserves should at least equal the amounts ultimately required to settle losses. These reserves aggregate SAFECO's best estimates of the total ultimate cost of claims that have been incurred but have not yet been paid. The estimates are based on past claims experience and consider current claims trends as well as social, legal and economic conditions, including inflation. The reserves are not discounted.

                Loss and LAE reserve development is reviewed on a regular basis to determine that the reserving assumptions and methods are appropriate. Reserves initially determined are compared to the amounts ultimately paid. A statistical estimate of the projected amounts necessary to settle outstanding claims is made regularly and compared to the recorded reserves and adjusted as necessary; such adjustments are included in current operations. Analysis indicates that SAFECO's reserves are adequate and probably slightly redundant at December 31, 1998, 1997 and 1996.

                The table on page 5 provides an analysis of changes in losses and LAE reserves for 1998, 1997, and 1996 (net of reinsurance amounts). Changes in the reserves are reflected in the income statement for the year when the changes are made. Operations were credited $100.0 million in 1998 for a decrease in estimated loss and LAE from claims occurring in years 1997 and prior. This decrease related primarily to American States operations. Following the acquisition of American States in 1997, the claims departments of the two companies were combined in 1998. The unified claims department implemented training and reserving procedures resulting in lower claims settlements and reduced reserves on prior years' American States losses. The reductions were in both personal and commercial auto, workers' compensation and general liability.

                The 1997 charge to prior years operations of $30.5 million included a nonrecurring $40.0 million reserve increase related to the American States acquisition. This reserve increase related to American States' assumed reinsurance operations, which had been discontinued by American States prior to SAFECO's acquisition. Excluding this nonrecurring charge, the 1997 loss and LAE development on claims occurring in prior years benefited operations $9.5 million. Operations were credited $77.7 million in 1996 for loss and LAE development in prior years.



        ANALYSIS OF CHANGES IN LOSS AND LAE EXPENSE RESERVES (NET OF
        REINSURANCE):



                                                       1998          1997          1996
                                                     --------       --------      --------
                                                                 (In Millions)
        Loss and LAE Reserves
            at Beginning of Year                     $4,081.9       $1,955.7      $2,070.1
                                                     --------       --------      --------

        American States Loss and LAE
            Reserves at Acquisition
            (October 1, 1997)                              --        2,204.6            --
                                                     --------       --------      --------

        Incurred Loss and LAE for Claims
            Occurring in the Current Year             3,163.2        1,969.5       1,658.2
        Increase (Decrease) in
            Estimated Loss and LAE
            for Claims Occurring in Prior Years        (100.0)          30.5         (77.7)
                                                     --------       --------      --------
        Total Incurred Loss and LAE                   3,063.2        2,000.0       1,580.5
                                                     --------       --------      --------

        Loss and LAE Payments for Claims
            Occurring During:
                Current Year                          1,836.2        1,172.1         939.5
                Prior Years                           1,342.6          906.3         755.4
                                                     --------       --------      --------
        Total Loss and LAE Payments                   3,178.8        2,078.4       1,694.9
                                                     --------       --------      --------
        Loss and LAE Reserves
            at End of Year                           $3,966.3       $4,081.9      $1,955.7
                                                     ========       ========      ========

        Reconciliation:

        Loss and LAE Reserves,
            Net of Reinsurance                       $3,966.3       $4,081.9      $1,955.7
            Add: Reinsurance Recoverables
            on Unpaid Losses                            253.6          228.6         103.4
                                                     --------       --------      --------
        Loss and LAE Reserves,
            Gross of Reinsurance                     $4,219.9       $4,310.5      $2,059.1
                                                     ========       ========      ========

                The table on page 7 presents the development of the loss and LAE reserves for 1988 through 1998. The amounts reported in the table except for the 1997 and 1998 year end balances are for SAFECO only (i.e., do not include any amounts for American States.) The top lines of the table show the estimated reserve for unpaid loss and LAE at December 31 for each of the indicated years, both gross and net of related reinsurance amounts. The upper portion of the table shows the cumulative amount paid with respect to the previously recorded reserve as of the end of each succeeding year. The next section shows the re-estimated amount of the previously recorded reserve based on experience as of each succeeding year. The estimate is increased or decreased as more information becomes known about individual claims and as changes in conditions and claim trends become apparent. The lower section of the table shows the cumulative redundancy developed with respect to the previously recorded liability as of the end of each succeeding year. For example, the 1988 reserve of $1,426.6 million developed a $28.9 million redundancy after one year which grew over ten years to a redundancy of $60.9 million.

                For 1988 and through 1997, SAFECO's reserve development has been favorable. This trend reflects several factors: aggressive reserving previously undertaken to correct deficiencies in years prior to 1988, favorable workers' compensation legislation, moderation of medical costs and inflation, and claims department changes. The favorable legislation in workers' compensation, which relates primarily to the states of Oregon and California in the early 1990's, helped reduce fraud, allowed for faster claim settlement and made it more difficult to reopen claims -- all of which reduced SAFECO's ultimate loss costs. The cost of claim settlements in several lines of business has benefited from changes in the organization of SAFECO's claims department which has established separate specialized units for workers' compensation, environmental exposures and fraud investigations. In addition, increased focus on adjustment expenses helped reduce these costs.

                In evaluating the reserve development table on page 7, note that each amount includes the effects of all changes in amounts for prior periods. For example, the amount of the redundancy shown for the December 31, 1997 reserves that relates to losses incurred in 1988 is included in the cumulative redundancy amount for the years 1988 through 1996. Conditions and trends that have affected development of the liability in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based on this table.

          ANALYSIS OF LOSSES AND ADJUSTMENT EXPENSE RESERVE DEVELOPMENT


Year Ended December 31                   1988       1989       1990       1991       1992       1993       1994
                                       --------   --------   --------   --------   --------   --------   --------
(In Millions)
Reserve for Unpaid
   Losses and Adjustment
   Expenses:
     Gross of Reinsurance              $1,523.6   $1,702.5   $1,872.1   $2,017.3   $2,052.3   $2,095.2   $2,236.8

     Reinsurance                           97.0       75.3       80.7      152.0       89.2      100.1      143.9
                                       --------   --------   --------   --------   --------   --------   --------

     Net of Reinsurance                $1,426.6   $1,627.2   $1,791.4   $1,865.3   $1,963.1   $1,995.1   $2,092.9
                                       ========   ========   ========   ========   ========   ========   ========


   Cumulative Net Amount Paid as of:

                  One Year Later       $  443.1   $  540.2   $  603.0   $  584.9   $  598.9   $  620.5   $  693.0

                 Two Years Later          725.7      849.6      914.5      905.7      913.4      947.6    1,068.3

               Three Years Later          902.5    1,035.0    1,109.4    1,086.5    1,106.0    1,147.6    1,252.9

                Four Years Later        1,010.3    1,149.5    1,221.6    1,207.2    1,230.6    1,252.5    1,341.5

                Five Years Later        1,083.5    1,222.1    1,301.1    1,294.4    1,295.7    1,300.2

                 Six Years Later        1,129.9    1,276.4    1,368.9    1,336.7    1,326.1

               Seven Years Later        1,169.9    1,323.0    1,403.5    1,356.9

               Eight Years Later        1,203.4    1,344.0    1.419.0

                Nine Years Later        1,220.3    1,359.4

                 Ten Years Later        1,232.4


   Net Reserve Re-estimated as of:

                  One Year Later        1,397.7    1,621.9    1,767.4    1,820.7    1,866.2    1,913.8    2,033.2

                 Two Years Later        1,368.1    1,593.6    1,705.8    1,732.8    1,782.1    1,818.3    1,902.3

               Three Years Later        1,355.8    1,541.4    1,666.1    1,686.0    1,712.2    1,716.1    1,801.9

                Four Years Later        1,338.6    1,544.8    1,657.2    1,650.7    1,642.3    1,643.6    1,733.8

                Five Years Later        1,360.5    1,549.9    1,637.5    1,594.9    1,600.9    1,599.8

                 Six Years Later        1,386.7    1,546.9    1,608.5    1,569.5    1,554.7

               Seven Years Later        1,383.3    1,525.4    1,595.4    1,548.7

               Eight Years Later        1,373.7    1,515.4    1,586.7

                Nine Years Later        1,369.2    1,510.0

                 Ten Years Later        1,365.7


   Cumulative Net Redundancy as of:

                  One Year Later           28.9        5.3       24.0       44.6       96.9       81.3       59.7

                 Two Years Later           58.5       33.6       85.6      132.5      181.0      176.8      190.6

               Three Years Later           70.8       85.8      125.3      179.3      250.9      279.0      291.0

                Four Years Later           88.0       82.4      134.2      214.6      320.8      351.5      359.1

                Five Years Later           66.1       77.3      153.9      270.4      362.2      395.3

                 Six Years Later           39.9       80.3      182.9      295.8      408.4

               Seven Years Later           43.3      101.8      196.0      316.6

               Eight Years Later           52.9      111.8      204.7

                Nine Years Later           57.4      117.2

                 Ten Years Later           60.9


Year Ended December 31                    1995       1996       1997       1998
                                        --------   --------   --------   --------
(In Millions)
Reserve for Unpaid
   Losses and Adjustment
   Expenses:
     Gross of Reinsurance               $2,180.8   $2,059.1   $4,310.5   $4,219.9

     Reinsurance                           110.7      103.4      228.6      253.6
                                        --------   --------   --------   --------

     Net of Reinsurance                 $2,070.1   $1,955.7   $4,081.9   $3,966.3
                                        ========   ========   ========   ========


   Cumulative Net Amount Paid as of:

                  One Year Later        $  755.4   $  772.9   $1,345.5

                 Two Years Later         1,095.0    1,101.4

               Three Years Later         1,267.6

                Four Years Later

                Five Years Later

                 Six Years Later

               Seven Years Later

               Eight Years Later

                Nine Years Later

                 Ten Years Later


   Net Reserve Re-estimated as of:

                  One Year Later         1,992.4    1,947.7    3,981.9

                 Two Years Later         1,889.9    1,861.4

               Three Years Later         1,804.7

                Four Years Later

                Five Years Later

                 Six Years Later

               Seven Years Later

               Eight Years Later

                Nine Years Later

                 Ten Years Later


   Cumulative Net Redundancy as of:

                  One Year Later            77.7        8.0      100.0

                 Two Years Later           180.2       94.3

               Three Years Later           265.4

                Four Years Later

                Five Years Later

                 Six Years Later

               Seven Years Later

               Eight Years Later

                Nine Years Later

                 Ten Years Later

                The following table summarizes reserve development, gross of reinsurance, for the last three years. The 1995 and 1996 reserve amounts are for SAFECO only (i.e. does not include any amounts for American States).

                                    1995        1996       1997
                                   --------   --------    --------
                                           (In Millions)
        Gross Reserves             $2,180.8   $2,059.1    $4,310.5
                                   ========   ========    ========

        Cumulative Development
            Net of Reinsurance     $  265.4   $   94.3    $  100.0
        Cumulative Development
            of Reinsurance Ceded        3.6       (9.8)      (43.1)
                                   --------   --------    --------
        Cumulative Development
            Gross of Reinsurance   $  269.0   $   84.5    $   56.9
                                   ========   ========    ========


        Environmental and Asbestos Claims

                The property and casualty companies' reserves for losses and LAE for liability coverages related to environmental, asbestos and other toxic claims totaled $329.8 million at December 31, 1998 compared with $346.9 million at December 31, 1997. These amounts are before the effect of reinsurance, which totaled $30.9 million and $24.7 million at December 31, 1998 and 1997. These reserves are approximately 8% of total property and casualty reserves for losses and LAE at both December 31, 1998 and December 31, 1997. The reserves include estimates for both reported and IBNR losses and related legal expenses.

                The vast majority of SAFECO' property and casualty insurance subsidiaries' environmental, asbestos and other toxic claims result from the commercial general liability line of business and the discontinued assumed reinsurance operations of American States. A few of these losses occur in other coverages such as umbrella, small commercial package policies and personal lines. Approximately 6,000 of these claims were pending at December 31, 1998, computed on an occurrence basis. Most of these pending environmental claims involve some type of environmental-related coverage dispute. The average settlement cost of each environmental, asbestos and other toxic claim for 1998 was $13,200 including legal expenses.

                The following table summarizes the components of SAFECO's reserves for environmental, asbestos and other toxic claims at December 31, 1998, before the effect of reinsurance:

                 Loss     LAE     Total
                ------   ------  ------
                    (In Millions)

        Case    $103.6   $ 28.8  $132.4
        IBNR     153.5     43.9   197.4
                ------   ------  ------

        Total   $257.1   $ 72.7  $329.8
                ======   ======  ======

                This table shows the loss reserve activity analysis for liability coverages related to environmental, asbestos and other toxic claims, before the effect of reinsurance.

                                                        1998           1997           1996
                                                       ------         ------         ------
                                                                  (In Millions)
        Reserves at Beginning of Year                  $346.9         $102.8         $107.5
        American States Reserves at Acquisition            --          264.4             --

        Incurred Losses and LAE                           1.6           (9.9)           4.6
        Losses and LAE Payments                         (18.7)         (10.4)          (9.3)
                                                       ------         ------         ------

        Reserves at End of Year                        $329.8         $346.9         $102.8
                                                       ======         ======         ======


                Although estimation of environmental claims is difficult, the reserves established for these claims at December 31, 1998 are believed to be adequate based on the known facts and current law. SAFECO has generally avoided writing coverages for larger companies with substantial exposure in these areas. In view of changes in environmental regulations and evolving case law which affect the development of loss reserves, the process of estimating loss reserves for environmental, asbestos and other toxic claims results in imprecise estimates. Quantitative loss reserving techniques have to be supplemented by subjective considerations and managerial judgment. Because of these conditions, trends that have affected development of these liabilities in the past may not necessarily occur in the future.

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

                From an operational perspective, in late 1992, American States established a dedicated claims unit specifically for the management of construction defect claims. SAFECO has not historically separated these claims for the purpose of reserve analysis. Beginning in 1993, American States intentionally began reducing the volume of new contractor business written in California. American States' reserves for construction defect claims totaled $328.6 million at December 31, 1998 and $340.3 million at December 31, 1997, representing approximately 8% of total property and casualty reserves for losses and LAE at both December 31, 1998 and 1997. The reserves established for these claims at December 31, 1998 are believed to be adequate.

                This following table shows the loss reserve activity analysis for American States construction defect claims after the effect of reinsurance for 1998 (the first full year following the acquisition):


                                                     1998
                                                    ------
                                                (In Millions)
        Reserves at Beginning of Year               $340.3

        Incurred Losses and LAE                       55.4
        Losses and LAE Payments                      (67.1)
                                                    ------

        Reserves at End of Year                     $328.6
                                                    ======


        GAAP vs. Statutory

                State regulatory authorities require SAFECO's property and casualty insurance subsidiaries to file annual statements prepared on an accounting basis prescribed or permitted by their respective state of domicile (that is, on a statutory basis). The difference between the $4,219.9 million reserve at December 31, 1998, for the losses and LAE disclosed in the consolidated financial statements in accordance with generally accepted accounting principles (GAAP), and the $3,966.3 million reported in the annual statements filed with state regulatory authorities relates to reinsurance recoverables. Under FASB Statement 113, the GAAP-basis liability for losses and LAE is reported gross of amounts recoverable from reinsurance. Statutory-basis financial statements show the liability net of reinsurance.

        Reinsurance

                SAFECO's property and casualty companies use treaty and facultative reinsurance to help manage exposure to loss. As noted above, the liability for unpaid losses and LAE is reported gross of reinsurance recoverables of $253.6 million at December 31, 1998 and $228.6 million at December 31, 1997. The availability and cost of reinsurance are subject to prevailing market conditions, both in terms of price and available capacity. Although the reinsurer is liable to SAFECO to the extent of the reinsurance ceded, SAFECO remains primarily liable to the policyholder as the direct insurer on all risks insured. To SAFECO's knowledge none of its reinsurers is experiencing financial difficulties.

                SAFECO's catastrophe property reinsurance program for 1999 is unchanged from 1998 and covers 90% of $400 million of single-event losses in excess of a $100 million retention. In a large catastrophe, SAFECO would, therefore, retain the first $100 million of losses, 10% of the next $400 million and all losses in excess of $500 million. In addition to this nationwide coverage, for all states other than California SAFECO has a supplemental earthquake-only reinsurance contract that would cover 90% of $350 million of single-event earthquake losses in excess of $500 million. Both of these 1999 catastrophe property reinsurance contracts include provisions for one reinstatement for a second catastrophe event in 1999 at current rates.

                SAFECO's insurance subsidiaries do not enter into retrospective reinsurance contracts and do not participate in any unusual or nonrecurring reinsurance transactions such as "swaps" of reserves or loss portfolio transfers. SAFECO does not use "funding covers" and does not participate in any surplus relief transactions. For additional information on reinsurance, see Note 6 on page 65 of the 1998 Annual Report to Shareholders.

        LIFE -- OPERATIONS

                The Corporation's subsidiaries engaged in the life insurance business are SAFECO Life Insurance Company, SAFECO National Life Insurance Company, First SAFECO National Life Insurance Company of New York, American States Life Insurance Company, Empire Life Insurance Company and SAFECO Administrative Services, Inc. (collectively referred to as "SAFECO Life"). These companies offer individual and group insurance products, retirement services (pension) and annuity products. SAFECO Life markets these products through professional agents in all states and the District of Columbia. The most significant product lines in terms of premium/deposit volume are single premium immediate and deferred annuities, business-owned life insurance (BOLI), indexed and variable annuities, tax-sheltered annuities for the education and nonprofit markets, corporate retirement plans, excess loss group medical insurance and individual life insurance.

                SAFECO acquired American States Life on October 1, 1997 and WM Life Insurance Company on December 31, 1997. Both acquisitions have been treated as purchases for accounting purposes. WM Life Insurance Company was merged into SAFECO Life Insurance Company on July 1, 1998.

                SAFECO Life reinsures portions of its individual and group life, accident and health insurance through commercial reinsurance treaties, thus providing protection against large risks and catastrophe situations.

                Funds received under deposit contracts relate primarily to the annuity and retirement services products of SAFECO's life insurance subsidiaries. The table on page 12 summarizes the components of funds held under deposit contracts at December 31, 1998, and describes the applicable surrender charges and surrender experience.

  DETAIL OF SAFECO LIFE INSURANCE COMPANIES' FUNDS HELD UNDER DEPOSIT CONTRACTS

                  Outstanding at  Expected Maturities  Range of Credited or                                       Approximate
                     12/31/98       of Liabilities     Assumed Interest Rates                                      Surrender
      Product     (In Millions)     (at issue date)      at 12/31/98           Surrender Charges                   Experience
      -------     -------------     ---------------      -----------           -----------------                   ----------
Universal              $1,367.4   Approximately 10-20  5.25% to 7.15%          Varies by issue age,               7% per annum
Individual                        Years                                        sex and duration from
Life                                                                           $1 to $58 per $1,000
                                                                               of insurance

Annuities:
   Structured           5,531.6   Over 25 Years        3.5% to 12.40%          Cannot surrender                   Cannot surrender
   Settlement
   Immediate

Retirement
Services:
   Guaranteed             605.2   Typically            5.63% to 6.20%          Market value adjustment or         Less than 1%
   Investment                     2-5 Years                                    cannot surrender in first year     per annum
   Contracts

   Other                4,490.9   Approximately        4.00% to 7.95%          Highest surrender charges range    13% per annum
   Annuities &                    5-20 Years                                   from 10% to 5%, graded down to
   Deposits                                                                    0% within 5 to 10 years. SAFECO
                                                                               has the option to defer payout
                                                                               over 5 years for about 13%
                                                                               of these contracts.

                          723.0   Approximately        Equity return credited  Typically 8% in year 1 graded to   2% to 3% per annum
Equity                            6 Years              is based on S&P 500     0% after year 6.
Indexed                                                performance with a
Annuities                                              minimum guarantee of
                                                       0%. Floor return
                                                       based on a minimum
                                                       fixed return on a
                                                       portion (typically
                                                       90%) of the
                                                       original deposit
                                                       amount.
                      ---------
Total                 $12,718.1
                      =========

        INVESTMENTS

                A description of SAFECO's investment portfolio appears on pages 38-40 of the 1998 Annual Report to Shareholders. The rest of this section provides additional information about SAFECO's mortgage-backed securities and investment income yields.

                SAFECO's consolidated investment in mortgage-backed securities of $3.7 billion at market value at December 31, 1998, consists mainly of residential collateralized mortgage obligations (CMOs) and pass-throughs. The life portfolio contains virtually all of these securities. Approximately 92% of the mortgage-backed securities are government/agency-backed or AAA rated at December 31, 1998. SAFECO has intentionally limited its investment in riskier, more volatile CMOs (principal only, inverse floaters, and so forth) to less than 1% of total mortgage-backed securities at December 31, 1998.

                SAFECO Consolidated Holdings of Mortgage-Backed Securities at December 31, 1998:

                                                                           GAAP Market Value
                                                                        -----------------------
                                                         Amortized
                                                           Cost          Amount            %
                                                         --------       --------       --------
                                                                 (Amounts In Millions)
        Residential CMOs:

                Planned Amortization Class
                     (PAC) and
                     Targeted Amortization Class
                     (TAC) (Fixed Coupon)                $1,088.6       $1,121.6           29.9%
                Sequential Pay (SEQ)                        726.4          757.5           20.2
                Accrual Coupon (Z-Tranche)                  647.3          742.0           19.8
                Floating Rate                                42.3           42.8            1.1
                Companion/Support, Principal Only,
                     Inverse Floaters                        24.7           26.9            0.8
                                                         --------       --------       --------
                          Subtotal                        2,529.3        2,690.8           71.8
                                                         --------       --------       --------

        Residential Mortgage-Backed
        Pass-Throughs (Non-CMOs):

                Government/Agency-Backed                     75.0           75.3            2.0
                Private Issue                                13.1           13.3            0.4
                                                         --------       --------       --------
                          Subtotal                           88.1           88.6            2.4
                                                         --------       --------       --------

        Securitized Commercial
        Real Estate:

                Government/Agency-Backed                    373.6          388.3           10.4

                Pass-Throughs (Non-agency)                   93.5           95.6            2.5
                CMOs (Non-agency)                           278.4          284.0            7.6
                                                         --------       --------       --------
                          Subtotal                          745.5          767.9           20.5
                                                         --------       --------       --------

        Asset-Backed Securities
        (Non-Real Estate):                                  196.9          199.1            5.3
                                                         --------       --------       --------

                          Total Mortgaged-Backed
                          Securities                     $3,559.8       $3,746.4          100.0%
                                                         ========       ========       ========

        This table shows the quality distribution of SAFECO's mortgage-backed security portfolio (GAAP market values):

                                          Percent at
        Rating                    December 31, 1998
        ------                    -----------------
        Government/Agency Backed                56%
        AAA                                     36
        AA                                       3
        A                                        2
        BBB                                      3
        BB or lower                             --
                                               ---
                   Total                       100%
                                               ===


                The table below summarizes pretax investment income yields for SAFECO's property and casualty and life insurance subsidiaries (calculations are based on GAAP amortized cost):

                                              1998               1997               1996
                                              ----               ----               ----
        Property and Casualty                 6.3%               6.6%               6.8%
        Life                                  7.8%               7.9%               8.1%

                Investment income yields declined in both portfolios mainly because of the lower interest rate environment in all years shown.

        OTHER OPERATIONS

                SAFECO's other operations include subsidiaries involved in commercial lending and leasing (SAFECO Credit), investment management and insurance agency and financial services distribution operations.

                In February 1998 SAFECO announced its decision to sell its real estate investment and management operations to focus on its core insurance and financial services businesses. These operations include SAFECO Properties, Inc. and its subsidiaries Winmar Company, Inc., which primarily develops and manages retail shopping centers, and SAFECARE Company, Inc., which invests in medical real estate including skilled nursing, retirement and assisted living facilities. In February 1999 SAFECO closed the sale on the majority of SAFECO Properties' assets to The Macerich Partnership, L.P. and the Ontario Teacher's Pension Plan Board for $427 million. The closing was the first phase in a series of sales of SAFECO Properties' holdings. The sales of two additional properties for the combined proceeds of approximately $143 million are expected to be completed during the second quarter of 1999. SAFECO is continuing to market its remaining properties, which have a book value of approximately $200 million. SAFECO expects to recognize a gain on the sale of all of the properties. As SAFECO Properties' operations are not material to the consolidated financial statements they have not been reclassified as discontinued operations.

                SAFECO Credit Company, Inc., organized in 1969, provides loans and equipment financing and leasing to commercial businesses, including affiliated companies. At December 31, 1998, 14% of the Credit Company's outstanding loans and leases consisted of loans to affiliated SAFECO companies.

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

                SAFECO Investment Services, Inc., organized in 1986, is a broker/dealer that distributes affiliated and nonaffiliated mutual funds and variable insurance products through its registered representatives.

                Talbot Financial Corporation, acquired in 1993, is a broad-based insurance broker with a heavy emphasis on the distribution of qualified and nonqualified annuity products and mutual funds through the banking and brokerage arenas.

PART I  ITEM 2. PROPERTIES

                SAFECO's property and casualty insurance companies lease their home office complex located in Seattle, Washington from General America Corporation (a wholly-owned subsidiary of SAFECO Corporation). This complex totals 567,000 gross square feet. A 700-car parking garage is connected to the complex. SAFECO's life insurance companies lease their headquarters building located in Redmond, Washington from General America Corporation. This complex totals 232,000 gross square feet.

                SAFECO is currently developing approximately 650,000 gross square feet of additional office space for its use on land near the life insurance companies' Redmond, Washington headquarters.

                American States' main office complex is leased from a third party and is located in Indianapolis, Indiana. This 408,000 gross square foot complex is leased through 2009.

                Other buildings owned and occupied include service facilities in Redmond, Washington and Indianapolis, Indiana, as well as regional and branch offices in Fountain Valley and Pleasant Hill, CA; Denver, CO; Atlanta, GA; Carol Stream, IL; St. Louis, MO; Cincinnati, OH; Portland, OR; Montlake Terrace, Redmond, and Spokane, WA. These buildings comprise approximately 1,800,000 gross square feet. All other branch and service offices occupy leased premises comprising approximately 2,000,000 square feet, generally for periods of five years or less.

                SAFECO Properties, Inc., and its subsidiaries Winmar Company, Inc. and SAFECARE Company, Inc., invest in and manage real estate properties, primarily retail shopping centers throughout the United States. The properties are owned by subsidiaries of Winmar and in conjunction with other investors, and others are leased under long-term leases. See Item 1 on page 14 of this report and Note 2 on page 57 of the 1998 Annual Report to Shareholders for additional information.

        ITEM 3. LEGAL PROCEEDINGS

                Because of the nature of their businesses, the Corporation's insurance and other subsidiaries are subject to certain legal actions filed or threatened in the ordinary course of their business operations, generally as liability insurers defending third-party claims brought against their insureds or as insurers defending policy coverage claims brought against them. The Corporation does not believe that such litigation will have a material adverse effect on its financial condition, future operating results or liquidity.

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

                Four of the Corporation's property and casualty insurance subsidiaries were among 23 underwriters of real property insurance named as defendants in a case brought in February 1996 in the United States District Court for the Western District of Missouri alleging that their underwriting, sales and marketing practices violated the Fair Housing Act and certain other civil rights laws. The trial court refused to certify the plaintiff class and dismissed the lawsuit in June 1997. The plaintiffs appealed. In July 1998 the Eighth Circuit Court of Appeals upheld the dismissal, and in January 1999 the United States Supreme Court refused to grant certiori to hear the case. Meanwhile, in January 1999, a group of plaintiffs filed separate lawsuits in Missouri state court against the SAFECO property and casualty insurance companies named in the federal court action. The state court action against the SAFECO defendants was removed to federal district court in February 1999 and assigned to the same judge who had ordered dismissal of the original federal court action. Based on current information, management expects that the remaining lawsuits against the SAFECO subsidiaries will be dismissed just as the original federal court action was and intends to vigorously pursue such dismissal.

        ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of 1998.


        EXECUTIVE OFFICERS OF THE REGISTRANT

                As of March 24, 1999, these are the names, ages and positions of the executive officers of the Registrant as required by Item 10. No family relationships exist.

        Roger H. Eigsti       56     Chairman since May 1993. Chief Executive Officer since January 1992. President from May 1989 to August 1996. Chief Operating Officer from 1989 to 1991. Executive
                                     Vice President and Chief Financial Officer from 1985 to 1989. Director since 1988.

        Boh A. Dickey         54     President and Chief Operating Officer since August 1996. Executive Vice President from January 1992 to August 1996. Chief Financial Officer from May 1989 to August
                                     1996. Senior Vice President from 1989 to 1991. Secretary from 1985 to 1991. Vice
                                     President and Controller from 1982 to 1989. Director since 1993.

        Rodney A. Pierson     51     Chief Financial Officer since August 1996. Senior Vice President since February
                                     1994. Secretary since 1991. Controller from 1990 to 1997. Vice President from 1990 to 1994. Vice President of SAFECO Property and Casualty Insurance Companies from
                                     1987 to 1990. Controller of SAFECO Property and Casualty Insurance Companies from
                                     1984 to 1990.

        James W. Ruddy        49     Senior Vice President since 1992. General Counsel since 1989. Vice President from
                                     1989 to 1992. Associate General Counsel from 1985 to 1989.

        W. Randall Stoddard   51     President of SAFECO Property and Casualty Insurance Companies since July 1997.
                                     Chief Operating Officer of SAFECO Property and Casualty Insurance Companies from
                                     1996 to July 1997. Senior Vice President of Field Operations from 1994 to 1996.

        Randall H. Talbot     44     President of SAFECO Life Insurance Companies since February 1998. Chief Executive
                                     Officer and President of Talbot Financial Corporation from 1988 to 1998.

PART II ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS
         Pages 41 and 75 of the 1998 Annual Report to Shareholders are incorporated herein by reference.

         ITEM 6. SELECTED FINANCIAL DATA
         Pages 76 through 79 of the 1998 Annual Report to Shareholders are incorporated herein by reference.

         ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         Pages 26 through 41 of the 1998 Annual Report to Shareholders are incorporated herein by reference.

         ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK Pages 40 and 41 of the 1998 Annual Report to Shareholders are incorporated herein by reference.

         ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         Pages 43 through 75 of the 1998 Annual Report to Shareholders are incorporated herein by reference.

         ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
         None.

PART III The definitive proxy statement to be filed within 120 days after December 31, 1998, excluding the Annual Report of the Compensation Committee on Executive Compensation appearing on Pages 6 through 12, is incorporated herein by reference to fulfill the requirements of ITEM 10, "DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT" (except for that portion of Item 10 relating to executive officers which appears in
         Part I of this 10-K), and to fulfill the requirements of ITEM 11, "EXECUTIVE COMPENSATION," ITEM 12, "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT," and ITEM 13, "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

PART IV  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
         FORM 8-K


        (a) (1) Financial Statements

        F-1     Consent of Independent Auditors

                SAFECO Corporation and Subsidiaries:

                The following consolidated financial statements of SAFECO Corporation and its subsidiaries, included in the 1998 Annual Report to Shareholders (pages 42 through 75), are incorporated herein by reference:

                Consolidated Balance Sheet
                  December 31, 1998 and 1997

                Statement of Consolidated Income
                  Years Ended December 31, 1998, 1997 and 1996

                Statement of Consolidated Cash Flows
                  Years Ended December 31, 1998, 1997 and 1996

                Statement of Consolidated Comprehensive Income
                  Years Ended December 31, 1998, 1997 and 1996

                Notes to Consolidated Financial Statements
                  December 31, 1998

                Report of Independent Auditors


                SAFECO Corporation and Subsidiaries Supplemental Consolidating
                Information:

                F-2          Balance Sheet
                               December 31, 1998 and 1997

                F-3          Statement of Income
                               Year Ended December 31, 1998

                F-4          Statement of Cash Flows
                               Year Ended December 31, 1998

PART IV ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K (CONTINUED)

        (a) (2) Financial Statement Schedules

        F-5      Schedule I        Summary of Investments Other Than Investments
                                     in Related Parties December 31, 1998

                 Schedule II       Condensed Financial Information of the
                                      Registrant (Parent Company Only):

        F-6                        Balance Sheet
                                       December 31, 1998 and 1997

        F-7                        Statement of Income
                                       Years Ended December 31, 1998, 1997 and
                                       1996

        F-8                        Statement of Cash Flows Years Ended
                                       December 31, 1998, 1997 and 1996

                                   Statement of Changes in Shareholders' Equity
                                       Years Ended December 31, 1998, 1997 and
                                       1996. (See page 48 of the 1998 Annual
                                       Report to Shareholders which is
                                       incorporated herein by reference.)

        F-9      Schedule III   Supplementary Insurance Information
                                Years Ended December 31, 1998, 1997 and 1996

        F-10     Schedule IV    Reinsurance
                                Years Ended December 31, 1998, 1997 and 1996

        F-11     Schedule VI    Supplemental Information Concerning
                                Property/Casualty Insurance Operations
                                Years Ended December 31, 1998, 1997 and 1996

                The following Article 7 schedules are omitted because the information is provided elsewhere in the Annual Report (Form 10-K) or because of the absence of conditions under which they are required:

                Schedule V

PART IV ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K(CONTINUED)

        (a) (3) Exhibits

        F-12    Exhibit Index

                Exhibit 3.1 Bylaws (as last amended August 5, 1998), filed as Exhibit 3 to SAFECO's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

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

                Exhibit 4.7 Form of Exchange Guarantee of SAFECO Corporation relating to the Exchange Capital Securities filed as Exhibit 4.6 to SAFECO's Registration Statement on Form S-4 (No. 333-38205) dated October 17, 1997.

PART IV ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K(CONTINUED)

                Exhibit 10.1 Purchase and Sale Agreement by and between Washington Square, Inc., Kitsap Associates Limited Partnership, Winmar Cascade, Inc., Winmar Oregon, Inc., Winmar of Kitsap, Inc., SCIT, Inc., Town Center Associates, and Winmar Company, Inc., as sellers; and The Macerich Partnership, L.P., and Ontario Teachers' Pension Plan Board, as purchaser, dated December 11, 1998. SAFECO agrees to furnish the Securities and Exchange Commission, upon request, with copies of all omitted schedules to the foregoing Purchase and Sale Agreement.

                Exhibit 10.4    Five-Year Credit Agreement dated as of
                                September 24, 1997, among SAFECO; Bank of
                                America National Trust and Savings Association, as Agent; Mellon Bank, N.A., as Documentation Agent; The Chase Manhattan Bank, as Syndication Agent; and the various co-agents, lead managers, and financial institutions identified in said Credit Agreement as parties thereto, filed as
                                Exhibit 10.1 to SAFECO's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

                The following management contracts and compensatory plan arrangements:

                Exhibit 10.2    SAFECO Corporation Deferred Compensation
                                Plan for Directors, As Amended and Restated on November 4, 1998.

                Exhibit 10.3 SAFECO Deferred Compensation Plan for Executives, As Amended and Restated on November 4, 1998.

                Exhibit 10.5    Executive Severance Agreements between
                                SAFECO and each of Roger H. Eigsti and Boh A. Dickey dated May 23, 1984, filed as Exhibit 10 to SAFECO's Annual Report on Form 10-K for the fiscal year ended December 31, 1985; the Form of Executive Severance Agreements between SAFECO and each of Rod A. Pierson, James W. Ruddy, and
                                W. Randall Stoddard, in each case dated August 30, 1996, filed as Exhibit 10 to SAFECO's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996; and Executive Severance Agreement between SAFECO and SAFECO Life Insurance Company and Randall H. Talbot dated February 7, 1998, filed as Exhibit 10 to SAFECO's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

                Exhibit 10.6    SAFECO Long-Term Incentive Plan of 1997
                                filed as Exhibit 99.1 to SAFECO's Registration Statement on Form S-8 (No. 333-26393) dated May 2, 1997.

                Exhibit 10.7 Form of Stock Option Contract granted under the SAFECO Long-Term Incentive Plan of 1997, filed as Exhibit 10.6 to SAFECO's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

PART IV ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K(CONTINUED)

                Exhibit 10.8    Form of Restricted Stock Rights Award
                                Agreement granted under the SAFECO Long-Term
                                Incentive Plan of 1997, filed as Exhibit 10.7 to SAFECO's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

                Exhibit 10.9    Form of Performance Stock Rights Award
                                Agreement granted under the SAFECO Long-Term
                                Incentive Plan of 1997, filed as Exhibit 10.8 to SAFECO's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

                Exhibit 10.10 SAFECO Incentive Plan of 1987 contained in the Prospectus dated November 10, 1989, as amended January 31, 1990, filed as Exhibit 10 to SAFECO's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, and the Supplement to such Prospectus dated November 8, 1990, filed as Exhibit 10 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1990.

        F-13    Exhibit 11      Computation of Income Per Share

        F-14    Exhibit 12      Computation of Ratios

        F-15    Exhibit 21      Subsidiaries of the Registrant

                Exhibit 13      1998 Annual Report to Shareholders

                Exhibit 27      Financial Data Schedule
                                (This exhibit is included only in the electronic EDGAR filing version of this 10-K. The Financial Data Schedule is not a separate financial statement but a schedule that summarizes certain standard financial information extracted directly from the financial statements in this filing.)

        (b) Reports on Form 8-K

                The Registrant filed two Forms 8-Ks during the quarter ended December 31, 1998. The Registrant filed an 8-K dated October 14, 1998 under Item 5 (Other Items), announcing that its life operation would record a pretax charge to earnings in the third quarter of $46.8 million. The Registrant filed an 8-K dated December 17, 1998 under Item 5, announcing an agreement to sell the majority of SAFECO Properties' assets to The Macerich Partnership, L.P. and the Ontario Teacher's Pension Plan Board for $570 million.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 24th day of March 1999.

                                            SAFECO CORPORATION
                                            -----------------------------------
                                            Registrant

                                            /s/ ROGER H. EIGSTI
                                            ------------------------------------
                                            Roger H. Eigsti, Chairman and
                                            Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 24, 1999.

      Name                                          Title
      ----                                          -----
/s/   ROGER H. EIGSTI                               Chairman and
----------------------------------                  Chief Executive Officer
      Roger H. Eigsti


/s/   BOH A. DICKEY                                 President,
----------------------------------                  Chief Operating Officer
      Boh A. Dickey                                 and Director

/s/   ROD A. PIERSON                                Senior Vice President,
----------------------------------                  Chief Financial Officer
      Rod A. Pierson                                and Secretary

/s/   H. PAUL LOWBER                                Vice President, Controller
----------------------------------                  and Chief Accounting Officer
      H. Paul Lowber

/s/   PHYLLIS J. CAMPBELL                           Director
----------------------------------
      Phyllis J. Campbell

/s/   ROBERT S. CLINE                               Director
----------------------------------
      Robert S. Cline


/s/   JOHN W. ELLIS                                 Director
----------------------------------
      John W. Ellis

      Name                                          Title
      ----                                          -----
/s/   WILLIAM P. GERBERDING                         Director
----------------------------------
      William P. Gerberding

/s/   JOSHUA GREEN III                              Director
----------------------------------
     Joshua Green III

/s/   WILLIAM W. KRIPPAEHNE, JR.                    Director
----------------------------------
      William W. Krippaehne, Jr.

/s/   WILLIAM G. REED, JR.                          Director
----------------------------------
      William G. Reed, Jr.

/s/   JUDITH M. RUNSTAD                             Director
----------------------------------
      Judith M. Runstad

/s/   PAUL W. SKINNER                               Director
----------------------------------
      Paul W. Skinner

/s/   GEORGE H. WEYERHAEUSER                        Director
----------------------------------
      George H. Weyerhaeuser

               CONSENT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS





SAFECO Corporation:

We consent to the incorporation by reference in this Annual Report (Form 10-K) of SAFECO Corporation of our report dated February 12, 1999, included in the 1998 Annual Report to Shareholders of SAFECO Corporation.

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

We also consent to the incorporation by reference in the Registration Statement (Form S-8 No. 333-26393) pertaining to the SAFECO Long-Term Incentive Plan of 1997 of our report dated February 12, 1999, with respect to the consolidated financial statements of SAFECO Corporation incorporated by reference, and our report included in the preceding paragraph with respect to the financial statement schedules included in this Annual Report (Form 10-K) for the year ended December 31, 1998 of SAFECO Corporation.



                                            ERNST & YOUNG LLP


Seattle, Washington
March 23, 1999

Balance Sheet - Supplemental Consolidating Information, SAFECO CORPORATION
AND SUBSIDIARIES                                                            F-2
December 31, 1998
-------------------------------------------------------------------------------
(In Millions)

                                                                Property &
ASSETS                                                           Casualty        Life        Real Estate
                                                                 --------      ---------     -----------
Investments:
      Fixed Maturities Available-for-Sale, at Market Value      $ 6,954.0      $10,785.2       $      --
      Fixed Maturities Held-to-Maturity, at Amortized Cost             --        2,720.9              --
      Marketable Equity Securities, at Market Value               1,910.5           37.9              --
      Mortgage Loans                                                 66.6          675.6              --
      Real Estate (At cost less accumulated depreciation)              --            8.2           597.7
      Policy Loans                                                     --           88.3              --
      Short-Term Investments                                        291.1           63.2             2.1
                                                                ---------      ---------       ---------
           Total Investments                                      9,222.2       14,379.3           599.8
Cash                                                                 46.4           10.1             0.6
Accrued Investment Income                                           119.2          199.2              --
Finance Receivables (Less unearned finance charges
      and allowance for doubtful accounts)                             --             --              --
Loans to Affiliates                                                    --             --              --
Premiums and Other Service Fees Receivable                          948.3           12.5            10.3
Other Notes and Accounts Receivable                                  51.4          106.4            20.0
Reinsurance Recoverables                                            270.4           47.0              --
Deferred Policy Acquisition Costs                                   308.0          213.1              --
Land, Buildings and Equipment for Company Use
      (At cost less accumulated depreciation)                       236.9            1.5             1.7
Goodwill                                                          1,252.9           67.2              --
Other Assets                                                        113.8          100.1             7.3
Separate Account Assets                                                --        1,201.1              --
                                                                ---------      ---------       ---------
           Total                                                $12,569.5      $16,337.5       $   639.7
                                                                =========      =========       =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Losses and Adjustment Expense                                   $ 4,219.9      $    42.8       $      --
Life Policy Liabilities                                                --          276.8              --
Unearned Premiums                                                 1,742.2            8.7              --
Funds Held Under Deposit Contracts                                     --       12,718.1              --
Debt:
      Commercial Paper                                                 --             --              --
      Credit Company Borrowings - Nonaffiliates                        --             --              --
      Credit Company Borrowings - Affiliates                           --             --              --
      7.875% Notes Due 2005                                            --             --              --
      6.875% Notes Due 2007                                            --             --              --
      Other Notes and Mortgages - Nonaffiliates                        --             --           161.9
      Other Notes and Mortgages - Affiliates                           --             --           318.1
Other Liabilities                                                   913.3          251.9            22.1
Income Taxes:
      Current                                                        26.3          (16.2)            5.6
      Deferred (Includes tax on unrealized appreciation
           of investment securities)                                227.1          194.2            24.9
Separate Account Liabilities                                           --        1,201.1              --
                                                                ---------      ---------       ---------

           Total Liabilities                                      7,128.8       14,677.4           532.6
                                                                ---------      ---------       ---------
Capital Securities                                                     --             --              --
                                                                ---------      ---------       ---------
Common Stock                                                         25.0           11.0              --
Additional Paid-In Capital                                        3,011.7          266.3            42.1
Retained Earnings                                                 1,343.4        1,036.8            65.0
Total Accumulated Other Comprehensive Income                      1,060.6          346.0              --
                                                                ---------      ---------       ---------
           Total Shareholders' Equity                             5,440.7        1,660.1           107.1
                                                                ---------      ---------       ---------
           Total                                                $12,569.5      $16,337.5       $   639.7
                                                                =========      =========       =========

                                                                                 Other and
ASSETS                                                        Credit Company    Elimination      Consolidated
                                                              --------------    -----------      ------------
Investments:
      Fixed Maturities Available-for-Sale, at Market Value         $      --      $   116.4          $17,855.6
      Fixed Maturities Held-to-Maturity, at Amortized Cost                --             --            2,720.9
      Marketable Equity Securities, at Market Value                       --           88.2            2,036.6
      Mortgage Loans                                                      --         (200.7)             541.5
      Real Estate (At cost less accumulated depreciation)                 --           (4.7)             601.2
      Policy Loans                                                        --             --               88.3
      Short-Term Investments                                             1.0          (41.5)             315.9
                                                                   ---------      ---------          ---------
           Total Investments                                             1.0          (42.3)          24,160.0
Cash                                                                     4.6           13.2               74.9
Accrued Investment Income                                                3.2            1.6              323.2
Finance Receivables (Less unearned finance charges
      and allowance for doubtful accounts)                           1,207.7             --            1,207.7
Loans to Affiliates                                                    206.1         (206.1)                --
Premiums and Other Service Fees Receivable                                --            7.2              978.3
Other Notes and Accounts Receivable                                      5.4          (28.0)             155.2
Reinsurance Recoverables                                                  --             --              317.4
Deferred Policy Acquisition Costs                                         --             --              521.1
Land, Buildings and Equipment for Company Use
      (At cost less accumulated depreciation)                            0.3           39.8              280.2
Goodwill                                                                  --           38.9            1,359.0
Other Assets                                                           100.0           (7.6)             313.6
Separate Account Assets                                                   --             --            1,201.1
                                                                   ---------      ---------          ---------
           Total                                                   $ 1,528.3      $  (183.3)         $30,891.7
                                                                   =========      =========          =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Losses and Adjustment Expense                                      $      --      $      --          $ 4,262.7
Life Policy Liabilities                                                   --             --              276.8
Unearned Premiums                                                         --             --            1,750.9
Funds Held Under Deposit Contracts                                        --             --           12,718.1
Debt:
      Commercial Paper                                                    --          732.7              732.7
      Credit Company Borrowings - Nonaffiliates                      1,255.2             --            1,255.2
      Credit Company Borrowings - Affiliates                            61.0          (61.0)                --
      7.875% Notes Due 2005                                               --          200.0              200.0
      6.875% Notes Due 2007                                               --          200.0              200.0
      Other Notes and Mortgages - Nonaffiliates                           --           65.8              227.7
      Other Notes and Mortgages - Affiliates                              --         (318.1)                --
Other Liabilities                                                       36.5          (70.3)           1,153.5
Income Taxes:
      Current                                                           (0.2)         (13.0)               2.5
      Deferred (Includes tax on unrealized appreciation
           of investment securities)                                    47.3           (0.9)             492.6
Separate Account Liabilities                                              --             --            1,201.1
                                                                   ---------      ---------          ---------
                                                                                                     ---------
           Total Liabilities                                         1,399.8          735.2           24,473.8
                                                                   ---------      ---------          ---------
Capital Securities                                                        --          842.1              842.1
                                                                   ---------      ---------          ---------
Common Stock                                                             1.0          848.0              885.0
Additional Paid-In Capital                                              27.0       (3,347.1)                --
Retained Earnings                                                      100.5          711.5            3,257.2
Total Accumulated Other Comprehensive Income                              --           27.0            1,433.6
                                                                   ---------      ---------          ---------
           Total Shareholders' Equity                                  128.5       (1,760.6)           5,575.8
                                                                   ---------      ---------          ---------
           Total                                                   $ 1,528.3      $  (183.3)         $30,891.7
                                                                   =========      =========          =========

Balance Sheet - Supplemental Consolidating Information, SAFECO CORPORATION AND
SUBSIDIARIES                                                                F-2
December 31, 1997                                                     Continued
-------------------------------------------------------------------------------
(In Millions)

                                                               Property &
ASSETS                                                           Casualty           Life     Real Estate
                                                                 --------           ----     -----------
Investments:
      Fixed Maturities Available-for-Sale, at Market Value      $ 7,135.3       $ 9,875.9      $      --
      Fixed Maturities Held-to-Maturity, at Amortized Cost             --         2,708.6             --
      Marketable Equity Securities, at Market Value               1,742.1            39.3             --
      Mortgage Loans                                                 12.0           663.7             --
      Real Estate (At cost less accumulated depreciation)              --             3.6          587.0
      Policy Loans                                                     --            85.3             --
      Short-Term Investments                                        224.5            66.5            3.1
                                                                ---------       ---------      ---------
           Total Investments                                      9,113.9        13,442.9          590.1
Cash                                                                 96.1           246.3             --
Accrued Investment Income                                           142.9           189.7             --
Finance Receivables (Less unearned finance charges
      and allowance for doubtful accounts)                             --              --             --
Loans to Affiliates                                                    --              --             --
Premiums and Other Service Fees Receivable                          925.3            12.4            9.4
Other Notes and Accounts Receivable                                  18.0            37.0           17.1
Reinsurance Recoverables                                            268.3            42.7             --
Deferred Policy Acquisition Costs                                   305.5           239.3             --
Land, Buildings and Equipment for Company Use
      (At cost less accumulated depreciation)                       207.9             1.6            2.4
Goodwill                                                          1,261.0            35.4            0.4
Other Assets                                                        153.2           145.2            6.6
Separate Account Assets                                                --           905.4             --
                                                                ---------       ---------      ---------
           Total                                                $12,492.1       $15,297.9      $   626.0
                                                                =========       =========      =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Losses and Adjustment Expense                                   $ 4,310.5       $    41.7      $      --
Life Policy Liabilities                                                --           275.8             --
Unearned Premiums                                                 1,701.5            12.2             --
Funds Held Under Deposit Contracts                                     --        11,877.9             --
Debt:
      Commercial Paper                                                 --              --             --
      Credit Company Borrowings - Nonaffiliates                        --              --             --
      Credit Company Borrowings - Affiliates                           --              --             --
      7.875% Notes Due 2005                                            --              --             --
      6.875% Notes Due 2007                                            --              --             --
      Other Notes and Mortgages - Nonaffiliates                        --              --          193.2
      Other Notes and Mortgages - Affiliates                           --              --          289.0
Other Liabilities                                                   884.4           306.1           23.3
Income Taxes:
      Current                                                       (13.5)           21.2          (12.1)
      Deferred (Includes tax on unrealized appreciation
           of investment securities)                                192.6           172.9           28.8
Separate Account Liabilities                                           --           905.4             --
                                                                ---------       ---------      ---------
           Total Liabilities                                      7,075.5        13,613.2          522.2
                                                                ---------       ---------      ---------
Capital Securities                                                     --              --             --
                                                                ---------       ---------      ---------
Common Stock                                                         25.0            11.0             --
Additional Paid-In Capital                                        3,012.7           266.3           42.1
Retained Earnings                                                 1,463.1         1,098.1           61.7
Total Accumulated Other Comprehensive Income                        915.8           309.3             --
                                                                ---------       ---------      ---------
           Total Shareholders' Equity                             5,416.6         1,684.7          103.8
                                                                ---------       ---------      ---------
           Total                                                $12,492.1       $15,297.9      $   626.0
                                                                =========       =========      =========

                                                                                 Other and
ASSETS                                                         Credit Company  Eliminations  Consolidated
                                                               --------------  ------------  ------------
Investments:
      Fixed Maturities Available-for-Sale, at Market Value       $      --      $   132.0      $17,143.2
      Fixed Maturities Held-to-Maturity, at Amortized Cost              --             --        2,708.6
      Marketable Equity Securities, at Market Value                     --           98.3        1,879.7
      Mortgage Loans                                                    --         (176.7)         499.0
      Real Estate (At cost less accumulated depreciation)               --           (4.5)         586.1
      Policy Loans                                                      --             --           85.3
      Short-Term Investments                                           8.9         (168.3)         134.7
                                                                 ---------      ---------      ---------
           Total Investments                                           8.9         (119.2)      23,036.6
Cash                                                                   3.7           45.3          391.4
Accrued Investment Income                                              3.5            0.9          337.0
Finance Receivables (Less unearned finance charges
      and allowance for doubtful accounts)                         1,004.3             --        1,004.3
Loans to Affiliates                                                  162.7         (162.7)            --
Premiums and Other Service Fees Receivable                              --            6.8          953.9
Other Notes and Accounts Receivable                                    0.3           (1.3)          71.1
Reinsurance Recoverables                                                --             --          311.0
Deferred Policy Acquisition Costs                                       --             --          544.8
Land, Buildings and Equipment for Company Use
      (At cost less accumulated depreciation)                          0.5           25.6          238.0
Goodwill                                                                --           35.8        1,332.6
Other Assets                                                          94.1          (57.4)         341.7
Separate Account Assets                                                 --             --          905.4
                                                                 ---------      ---------      ---------
           Total                                                 $ 1,278.0      $  (226.2)     $29,467.8
                                                                 =========      =========      =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Losses and Adjustment Expense                                    $      --      $      --      $ 4,352.2
Life Policy Liabilities                                                 --             --          275.8
Unearned Premiums                                                       --             --        1,713.7
Funds Held Under Deposit Contracts                                      --             --       11,877.9
Debt:
      Commercial Paper                                                  --          812.8          812.8
      Credit Company Borrowings - Nonaffiliates                      892.0             --          892.0
      Credit Company Borrowings - Affiliates                         195.0         (195.0)            --
      7.875% Notes Due 2005                                             --          200.0          200.0
      6.875% Notes Due 2007                                             --          200.0          200.0
      Other Notes and Mortgages - Nonaffiliates                         --           61.9          255.1
      Other Notes and Mortgages - Affiliates                            --         (289.0)            --
Other Liabilities                                                     29.9          (20.4)       1,223.3
Income Taxes:
      Current                                                         (0.3)          14.0            9.3
      Deferred (Includes tax on unrealized appreciation
           of investment securities)                                  43.7            8.9          446.9
Separate Account Liabilities                                            --             --          905.4
                                                                 ---------      ---------      ---------
           Total Liabilities                                       1,160.3          793.2       23,164.4
                                                                 ---------      ---------      ---------
Capital Securities                                                      --          841.7          841.7
                                                                 ---------      ---------      ---------
Common Stock                                                           1.0          872.3          909.3
Additional Paid-In Capital                                            27.0       (3,348.1)            --
Retained Earnings                                                     89.7          586.5        3,299.1
Total Accumulated Other Comprehensive Income                            --           28.2        1,253.3
                                                                 ---------      ---------      ---------
           Total Shareholders' Equity                                117.7       (1,861.1)       5,461.7
                                                                 ---------      ---------      ---------
           Total                                                 $ 1,278.0      $  (226.2)     $29,467.8
                                                                 =========      =========      =========

Statement of Income - Supplemental Consolidating Information                F-3
SAFECO CORPORATION AND SUBSIDIARIES
Year Ended December 31, 1998
-------------------------------------------------------------------------------
(In Millions)

                                                            Property &                                   Other and
                                                              Casualty          Life      Real Estate  Eliminations  Consolidated
                                                              --------          ----      -----------  ------------  ------------
REVENUES
      Insurance:
         Property and Casualty Earned Premiums                $4,208.3        $     --        $     --     $     --      $4,208.3
         Life Premiums and Other Revenues                           --           353.4              --           --         353.4
                                                              --------        --------        --------     --------      --------
             Total                                             4,208.3           353.4              --           --       4,561.7
      Real Estate                                                   --              --            77.9           --          77.9
      Credit                                                        --              --              --         98.6          98.6
      Asset Management                                              --              --              --         42.8          42.8
      Other                                                         --              --              --         57.6          57.6
      Net Investment Income                                      480.2         1,041.0              --         (2.3)      1,518.9
      Realized Investment Gain                                    94.6            18.3             0.5        (18.8)         94.6
                                                              --------        --------        --------     --------      --------

             Total                                             4,783.1         1,412.7            78.4        177.9       6,452.1
                                                              --------        --------        --------     --------      --------

EXPENSES
      Losses, Adjustment Expense and Policy Benefits           3,063.2         1,045.5              --           --       4,108.7
      Commissions                                                683.4           101.3              --           --         784.7
      Personnel Costs                                            303.7            64.5            12.4         58.1         438.7
      Interest                                                      --              --            30.9        128.6         159.5
      Goodwill Amortization                                       43.0             3.7              --          6.8          53.5
      Other                                                      288.5            90.6            29.3         40.4         448.8
      Write-Off of Deferred Acquisition Costs                       --            46.8              --           --          46.8
      Amortization of Deferred Policy Acquisition Costs          744.9            39.2              --           --         784.1
      Deferral of Policy Acquisition Costs                      (766.0)          (69.5)             --           --        (835.5)
                                                              --------        --------        --------     --------      --------
             Total                                             4,360.7         1,322.1            72.6        233.9       5,989.3
                                                              --------        --------        --------     --------      --------

Income Before Income Taxes                                       422.4            90.6             5.8        (56.0)        462.8
                                                              --------        --------        --------     --------      --------
Provision (Benefit) for Income Taxes:
      Current                                                     75.4            36.1             6.1        (13.0)        104.6
      Deferred                                                   (25.4)           (3.6)           (3.9)        (5.7)        (38.6)
                                                              --------        --------        --------     --------      --------
             Total                                                50.0            32.5             2.2        (18.7)         66.0
                                                              --------        --------        --------     --------      --------

Income Before Distributions on Capital Securities                372.4            58.1             3.6        (37.3)        396.8
Distributions on Capital Securities, Net of Tax                     --              --              --        (44.9)        (44.9)
                                                              --------        --------        --------     --------      --------

Net Income                                                    $  372.4        $   58.1        $    3.6     $  (82.2)     $  351.9
                                                              ========        ========        ========     ========      ========

Statement of Cash Flows - Supplemental Consolidating Information            F-4
SAFECO CORPORATION AND SUBSIDIARIES
Year Ended December 31, 1998
-------------------------------------------------------------------------------
(In Millions)

                                                                     Property &
                                                                       Casualty          Life         Real Estate
                                                                       --------          ----         -----------
OPERATING ACTIVITIES
     Insurance Premiums Received                                       $4,236.7        $  251.5        $     --
     Dividends and Interest Received                                      460.9           958.4             2.0
     Other Operating Receipts                                                --            37.0            85.0
     Insurance Claims and Policy Benefits Paid                         (3,155.3)         (440.8)             --
     Underwriting, Acquisition and Insurance Operating
         Costs Paid                                                    (1,286.1)         (215.9)             --
     Interest Paid and Distributions on Capital Securities                   --              --           (30.9)
     Other Operating Costs Paid                                              --              --           (33.0)
     Income Taxes Paid                                                    (37.1)          (73.1)           11.7
                                                                       --------        --------        --------
             Net Cash Provided by (Used in) Operating Activities          219.1           517.1            34.8
                                                                       --------        --------        --------
INVESTING ACTIVITIES
     Purchases of:
         Fixed Maturities Available-for-Sale                           (1,395.1)       (2,179.7)             --
         Fixed Maturities Held-to-Maturity                                   --            (1.7)             --
         Equities                                                        (135.7)          (26.8)             --
         Other Investments                                                   --          (116.0)         (105.3)
     Maturities of Fixed Maturities Available-for-Sale                    324.1           760.0              --
     Maturities of Fixed Maturities Held-to-Maturity                         --             7.3              --
     Sales of:
         Fixed Maturities Available-for-Sale                            1,349.1           655.3              --
         Fixed Maturities Held-to-Maturity                                   --            18.2              --
         Equities                                                         182.3            30.7              --
         Other Investments                                                  8.5            93.8            74.0
     Net (Increase) Decrease in Short-Term Investments                     (2.1)           15.2             1.0
     Finance Receivables Originated or Acquired                              --              --              --
     Principal Payments Received on Finance Receivables                      --              --              --
     Other                                                               (144.5)          (26.6)           (0.1)
                                                                       --------        --------        --------
             Net Cash Provided by (Used in) Investing Activities          186.6          (770.3)          (30.4)
                                                                       --------        --------        --------
FINANCING ACTIVITIES
     Funds Received Under Deposit Contracts                                  --         1,241.9              --
     Return of Funds Held Under Deposit Contracts                            --        (1,116.0)             --
     Proceeds from Notes and Mortgage Borrowings                             --              --            20.0
     Repayment of Notes and Mortgage Borrowings                              --              --           (49.5)
     Net Proceeds from Short-Term Borrowings                               78.1             3.5            27.0
     Common Stock Reacquired                                                 --              --              --
     Dividends Paid to Shareholders                                      (530.0)         (112.5)             --
     Other                                                                 (3.5)            0.1            (1.3)
                                                                       --------        --------        --------
             Net Cash Provided by (Used in) Financing Activities         (455.4)           17.0            (3.8)
                                                                       --------        --------        --------
     Net Increase (Decrease) in Cash                                      (49.7)         (236.2)            0.6
     Cash at the Beginning of Year                                         96.1           246.3              --
                                                                       --------        --------        --------
     Cash at the End of the Year                                       $   46.4        $   10.1        $    0.6
                                                                       ========        ========        ========


                                                                        Other and
                                                                       Eliminations  Consolidated
                                                                       ------------  ------------
OPERATING ACTIVITIES
     Insurance Premiums Received                                         $     --      $4,488.2
     Dividends and Interest Received                                         84.7       1,506.0
     Other Operating Receipts                                               129.1         251.1
     Insurance Claims and Policy Benefits Paid                                 --      (3,596.1)
     Underwriting, Acquisition and Insurance Operating
         Costs Paid                                                         (28.1)     (1,530.1)
     Interest Paid and Distributions on Capital Securities                 (206.6)       (237.5)
     Other Operating Costs Paid                                            (105.2)       (138.2)
     Income Taxes Paid                                                       12.7         (85.8)
                                                                         --------      --------
             Net Cash Provided by (Used in) Operating Activities           (113.4)        657.6
                                                                         --------      --------
INVESTING ACTIVITIES
     Purchases of:
         Fixed Maturities Available-for-Sale                                (27.4)     (3,602.2)
         Fixed Maturities Held-to-Maturity                                     --          (1.7)
         Equities                                                            (7.2)       (169.7)
         Other Investments                                                    2.4        (218.9)
     Maturities of Fixed Maturities Available-for-Sale                       26.8       1,110.9
     Maturities of Fixed Maturities Held-to-Maturity                           --           7.3
     Sales of:
         Fixed Maturities Available-for-Sale                                 17.2       2,021.6
         Fixed Maturities Held-to-Maturity                                     --          18.2
         Equities                                                            20.1         233.1
         Other Investments                                                  (17.1)        159.2
     Net (Increase) Decrease in Short-Term Investments                     (107.0)        (92.9)
     Finance Receivables Originated or Acquired                            (629.2)       (629.2)
     Principal Payments Received on Finance Receivables                     420.3         420.3
     Other                                                                  (50.5)       (221.7)
                                                                         --------      --------
             Net Cash Provided by (Used in) Investing Activities           (351.6)       (965.7)
                                                                         --------      --------
FINANCING ACTIVITIES
     Funds Received Under Deposit Contracts                                    --       1,241.9
     Return of Funds Held Under Deposit Contracts                              --      (1,116.0)
     Proceeds from Notes and Mortgage Borrowings                               --          20.0
     Repayment of Notes and Mortgage Borrowings                             (12.3)        (61.8)
     Net Proceeds from Short-Term Borrowings                                277.8         386.4
     Common Stock Reacquired                                               (236.8)       (236.8)
     Dividends Paid to Shareholders                                         455.0        (187.5)
     Other                                                                  (49.9)        (54.6)
                                                                         --------      --------
             Net Cash Provided by (Used in) Financing Activities            433.8          (8.4)
                                                                         --------      --------
     Net Increase (Decrease) in Cash                                        (31.2)       (316.5)
     Cash at the Beginning of Year                                           49.0         391.4
                                                                         --------      --------
     Cash at the End of the Year                                         $   17.8      $   74.9
                                                                         ========      ========

Summary of Investments Other Than Investments in Related Parties            F-5
SAFECO CORPORATION AND SUBSIDIARIES                                  Schedule I
December 31, 1998
-------------------------------------------------------------------------------
(In Millions)

                                                                                                               Amount at
                                                                                                          Which Shown in
                                                                                                             the Balance
Type of Investment                                                               Cost       Market Value           Sheet
-----------------                                                              ---------    ------------  --------------
Fixed Maturities Available-for-Sale
     Bonds:
         United States Government and Government
             Agencies and Authorities                                          $ 1,351.0       $ 1,483.1       $ 1,483.1
         States, Municipalities and Political
             Subdivisions                                                        4,835.1         5,340.4         5,340.4
         Mortgage-Backed Securities                                              3,251.6         3,397.6         3,397.6
         Foreign Governments                                                       208.3           244.5           244.5
         Public Utilities                                                        1,675.4         1,792.0         1,792.0
         All Other Corporate Bonds                                               5,085.7         5,317.2         5,317.2
     Redeemable Preferred Stocks                                                   272.6           280.8           280.8
                                                                               ---------       ---------       ---------

             Total Fixed Maturities Classified as Available-for-Sale (1)        16,679.7       $17,855.6        17,855.6
                                                                               ---------       ---------       ---------

Fixed Maturities Held-to-Maturity
     Bonds:
         United States Government and Government
             Agencies and Authorities                                              272.1       $   374.5           272.1
         States, Municipalities and Political
             Subdivisions                                                          127.2           153.6           127.2
         Mortgage-Backed Securities                                                308.1           348.8           308.1
         Foreign Governments                                                       149.6           198.1           149.6
         Public Utilities                                                          416.5           497.3           416.5
         All Other Corporate Bonds                                               1,447.4         1,686.9         1,447.4
                                                                               ---------       ---------       ---------

             Total Fixed Maturities Classified as Held-to-Maturity (1)           2,720.9       $ 3,259.2         2,720.9
                                                                               ---------       ---------       ---------

Equity Securities
     Common Stocks:
         Public Utilities                                                           68.3       $   151.9           151.9
         Banks, Trust and Insurance Companies                                       56.2           199.0           199.0
         Industrial, Miscellaneous and All Other                                   660.5         1,493.8         1,493.8
     Non-Redeemable Preferred Stocks                                               167.8           191.9           191.9
                                                                               ---------       ---------       ---------
             Total Equity Securities                                               952.8       $ 2,036.6         2,036.6
                                                                               ---------       ---------       ---------

Other
     Mortgage Loans on Real Estate (1)                                             541.5                          541.5
     Real Estate (Net of depreciation) (1)                                         601.2                          601.2
     Policy Loans                                                                   88.3                           88.3
     Short-Term Investments                                                        315.9                          315.9
                                                                               ---------                      ---------
             Total Other                                                         1,546.9                        1,546.9
                                                                               ---------                      ---------
                  Total Investments                                            $21,900.3                      $24,160.0
                                                                               =========                      =========

(1) The carrying value of investments in fixed maturities, mortgage loans and real estate that have not produced income for the last twelve months is less than one percent of the total of such investments at December 31, 1998.

Balance Sheet                                                                F-6
SAFECO CORPORATION                                                   Schedule II
(Parent Company Only)


December 31                                                           1998           1997
                                                                    --------       --------
(In Millions)
ASSETS

Investments:
      Stock of Subsidiaries - At Cost Plus Equity in
              Undistributed Earnings Since Acquisition
              (Includes unrealized appreciation of investment
              securities, net of tax, held by subsidiaries)         $7,443.3       $7,440.1
      Fixed Maturities Available-for-Sale,
              at Market Value
              (Amortized cost: 1998 - $90.1; 1997 - $92.9)              92.9           94.5
      Marketable Equity Securities, at Market Value
              (Cost: 1998 - $30.4; 1997 - $37.1)                        62.5           73.9
      Short-Term Investments                                            82.3            8.7
                                                                    --------       --------
                     Total Investments                               7,681.0        7,617.2

Cash                                                                     0.3           25.5

Dividends Receivable
             from Affiliated Companies                                  14.3           45.5

Accounts Receivable
             from Affiliated Companies                                   3.7             --

Income Taxes - Current                                                  14.1             --



Other Assets                                                            19.0           20.1
                                                                    --------       --------
                           Total                                    $7,732.4       $7,708.3
                                                                    ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY

   Accounts Payable to Affiliated Companies                         $     --       $    0.8
   Accounts and Interest Payable                                        45.6           43.4
   Income Taxes:
      Current                                                             --           12.9
      Deferred                                                          12.1           13.5
   Dividends Payable to Shareholders                                    47.7           45.2
   Debt:
      Commercial Paper                                                 732.8          812.8
      Medium-Term Notes Due 2002                                        50.0           50.0
      7.875% Notes Due 2005                                            200.0          200.0
      6.875% Notes Due 2007                                            200.0          200.0
      8.072% Junior Subordinated Debentures

          (Capital Securities)                                         868.4          868.0
                                                                    --------       --------
          Total Liabilities                                          2,156.6        2,246.6
                                                                    --------       --------

   Preferred Stock, No Par Value:
      Shares Authorized:10
      Shares Issued and Outstanding: None
   Common Stock, No Par Value:
      Shares Authorized: 300
      Shares Reserved for Options:
          1998 - 7.5; 1997 - 7.9
      Shares Issued and Outstanding:
          1998 - 136.3; 1997 - 141.2                                   885.0          909.3

   Retained Earnings                                                 3,257.2        3,299.1
   Total Accumulated Other
      Comprehensive Income                                           1,433.6        1,253.3
                                                                    --------       --------
          Total Shareholders' Equity                                 5,575.8        5,461.7
                                                                    --------       --------
          Total                                                     $7,732.4       $7,708.3
                                                                    ========       ========

Statement of Income                                                          F-7
SAFECO CORPORATION                                                   Schedule II
(Parent Company Only)

Year Ended December 31                                          1998          1997          1996
----------------------                                         ------        ------        ------
(In Millions)
REVENUES
            Dividends -Nonaffiliates                           $  2.5        $  2.8        $  3.4
            Interest  -Affiliates                                 0.2           0.9           1.5
                      -Others                                     6.6          20.0           6.1
            Equity in Loss of Unconsolidated Affiliate             --            --          (1.0)
            Realized Gain from Security Investments               5.8           7.9          17.3
                                                               ------        ------        ------
                Total                                            15.1          31.6          27.3
                                                               ------        ------        ------
EXPENSES
            Interest                                            152.7          74.3          19.3
            Other                                                 1.9           0.8           0.6
                                                               ------        ------        ------
                Total                                           154.6          75.1          19.9
                                                               ------        ------        ------
Income (Loss) Before Income Taxes                              (139.5)        (43.5)          7.4
Provision (Benefit) for Income Taxes
            (Includes provision on realized gain:
            1998 - $2.0; 1997 - $2.8; 1996 - $6.1)              (48.9)        (16.0)          1.8
                                                               ------        ------        ------
Income (Loss) Before Equity in Earnings
            of Subsidiaries                                     (90.6)        (27.5)          5.6
Equity in Earnings of Subsidiaries
            (Includes dividends accrued and received)           442.5         457.5         433.4
                                                               ------        ------        ------
                Consolidated Net Income                        $351.9        $430.0        $439.0
                                                               ======        ======        ======

Dividends Accrued and Received From Subsidiaries (Cash):
            SAFECO Insurance Company of America                $144.5        $383.0        $ 75.0
            General Insurance Company of America                106.0         316.5          45.5
            First National Insurance Company of America           9.0          29.5           4.0
            SAFECO National Insurance Company                     5.5           4.5           5.0
            SAFECO Insurance Company of Illinois                 12.0          12.0          12.0
            American States Financial Corporation               233.0            --            --
            SAFECO Life Insurance Company                        90.0          16.0           4.0
            SAFECO Administrative Services, Inc.                 14.5           0.5           0.6
            SAFECO Properties, Inc.                               0.2           1.2           1.4
            SAFECO Credit Company, Inc.                           3.5           3.0           2.2
            SAFECO Asset Management Company                       5.6            --            --
            SAFECO Capital Trust                                  2.1           1.0            --
                                                               ------        ------        ------
                Total                                          $625.9        $767.2        $149.7
                                                               ======        ======        ======

Statement of Cash Flows                                                      F-8
SAFECO CORPORATION                                                   Schedule II
(Parent Company Only)

Year Ended December 31                                                            1998          1997            1996
----------------------                                                          --------      --------        --------
(In Millions)
OPERATING ACTIVITIES
        Dividends and Interest Received -Affiliates                             $  657.3      $  760.1        $  148.6
                                        -Others                                      9.2          23.8            11.1
        Interest Paid                                                             (150.0)        (34.6)          (19.3)
        Other Operating Costs Paid                                                  (1.2)         (0.3)           (0.3)
        Income Taxes Received (Paid)                                                23.1          31.6            (2.2)
                                                                                --------      --------        --------
                  Net Cash Provided by Operating Activities                        538.4         780.6           137.9
                                                                                --------      --------        --------

INVESTING ACTIVITIES
        Purchases of:
                  Fixed Maturities Available-for-Sale                              (25.7)           --           (45.9)
                  Equities                                                          (7.2)           --            (5.0)
        Maturities of Fixed Maturities Available-for-Sale                           25.0          10.6             0.8
        Acquisitions, Net of Cash Acquired                                            --      (3,157.2)             --
        Sales of:
                  Fixed Maturities Available-for-Sale                                3.2           4.3            16.2
                  Equities                                                          19.3          10.3            42.9
        Net Decrease (Increase) in Short-Term Investments                          (77.3)         18.9            (5.8)
        Other                                                                       (0.4)           --             2.3
                                                                                --------      --------        --------
                  Net Cash Provided by (Used in) Investing Activities              (63.1)     (3,113.1)            5.5
                                                                                --------      --------        --------

FINANCING ACTIVITIES
        Proceeds from Notes and Mortgage Borrowings                                   --         196.1              --
        Net (Repayment of) Proceeds from Short-Term Borrowings                     (80.0)        811.2              --
        Proceeds from Junior Subordinated Debentures (Capital Securities)             --         832.2              --
        Proceeds from Common Stock Secondary Offering                                 --         677.2              --
        Common Stock Reacquired                                                   (236.8)        (10.7)           (9.6)
        Dividends Paid to Stockholders                                            (187.5)       (154.1)         (139.9)
        Other                                                                        3.8           5.9             6.2
                                                                                --------      --------        --------
                  Net Cash Provided by (Used in) Financing Activities             (500.5)      2,357.8          (143.3)
                                                                                --------      --------        --------

Net (Decrease) Increase in Cash                                                    (25.2)         25.3             0.1
Cash at the Beginning of Year                                                       25.5           0.2             0.1
                                                                                --------      --------        --------
Cash at the End of Year                                                         $    0.3      $   25.5        $    0.2
                                                                                ========      ========        ========

Supplementary Insurance Information                                         F-9
SAFECO CORPORATION AND SUBSIDIARIES                                 Schedule III

December 31
-----------
(In Millions)


                                                   Reserve for                   Other Policy
                                                 Future Policy                     Claims and
                                                     Benefits,                       Benefits
                                        Deferred       Losses,                        Payable
                                          Policy    Claims and                    (Funds Held
                                     Acquisition          Loss        Unearned   Under Deposit
Segment                                    Costs      Expenses        Premiums      Contracts)
-------                                    -----      --------        --------      ----------
1998
Property and Casualty:
        Personal Lines:
             Personal Auto             $    67.6     $ 1,046.9       $   438.7
             Homeowners                     78.8         215.2           380.3
             Other                          22.8          91.6           117.8
        Commercial Lines:
             ASBI(1)                        87.3       1,504.8           463.0
             SAFECO Commercial              42.6       1,072.0           268.7
        Surety                               8.2         (59.3)           62.3
        Other                                0.7         348.7            11.4
                                           -----       -------         -------
             Total                         308.0       4,219.9         1,742.2
                                           -----       -------         -------
Life:
        Retirement Services                 92.6          12.8              --      $ 5,819.0
        Settlement Annuities                  --            --              --        5,531.6
        Group                                9.8          83.3             2.3             --
        Individual                         110.7         223.5             6.4        1,367.5
        Other                                 --            --              --             --
                                           -----         -----             ---       --------
             Total                         213.1         319.6             8.7       12,718.1
                                           -----         -----             ---       --------
Real Estate                                   --            --              --             --
Credit                                        --            --              --             --
Asset Management                              --            --              --             --
Other and Eliminations                        --            --              --             --
                                       ---------     ---------       ---------      ---------
             Consolidated Totals       $   521.1     $ 4,539.5       $ 1,750.9      $12,718.1
                                       =========     =========       =========      =========


Year Ended December 31
----------------------
(In Millions)

                                                                                                              Other
                                                                                                          Operating
                                                                                                              Costs
                                                                        Benefits,                        (Including
                                          Premiums                        Claims,   Amortization of    Dividends to
                                       and Service            Net      Losses and   Deferred Policy   Policyholders           Net
                                               Fee     Investment      Adjustment       Acquisition    and Goodwill      Premiums
Segment                                   Revenues     Income (3)        Expenses             Costs    Amortization)      Written
-------                                   --------     ----------        --------             -----    -------------      -------
1998
Property and Casualty:
        Personal Lines:
             Personal Auto               $ 1,729.7                      $ 1,302.0       $   210.8       $   114.3       $ 1,740.5
             Homeowners                      686.7                          532.9           182.4            98.9           701.4
             Other                           165.2                           95.6            51.7            28.0           178.0
        Commercial Lines:
             ASBI(1)                         911.6                          670.1           175.6           140.7           927.6
             SAFECO Commercial               640.9                          438.7           110.7           119.3           648.8
        Surety                                58.5                           16.8            14.1             8.4            58.8
        Other                                 15.7                            7.1            (0.4)             --             1.5
                                           -------                        -------           -----           -----       ---------
             Total                         4,208.3      $   480.2         3,063.2           744.9           509.6       $ 4,256.6
                                           -------      ---------         -------           -----           -----       =========
Life:
        Retirement Services                   25.2          411.7           349.8            26.8           79.7
        Settlement Annuities                   1.5          449.4           399.1              --           21.1
        Group                                203.1            2.7           161.1             3.8           55.0
        Individual                           110.2           98.4           135.5             8.6           62.2
        Other                                 13.4           78.8              --              --           19.4
                                             -----        -------         -------            ----          -----
             Total                           353.4        1,041.0         1,045.5            39.2          237.4(2)
                                             -----        -------         -------            ----          -----
Real Estate                                     --             --              --              --           72.6
Credit                                          --             --              --              --           87.2
Asset Management                                --             --              --              --           34.3
Other and Eliminations                          --           (2.3)             --              --          155.4
                                         ---------      ---------       ---------       ---------      ---------
             Consolidated Totals         $ 4,561.7      $ 1,518.9       $ 4,108.7       $   784.1      $ 1,096.5
                                         =========      =========       =========       =========      =========

        (1)     ASBI is American States Business Insurance.

        (2) Life other operating costs for 1998 include the $46.8 million write-off of deferred acquisition costs.

        (3) Property and casualty insurance companies' investments are available for payment of claims and benefits for all product lines within the segments; therefore, such investments and the related investment income and gains have not been identified with specific segments. In the life companies, a major portion of investment income, realized gains and assets is specifically identifiable within an industry segment. The remainder of these amounts has been allocated in proportion to the mean policy reserves and liabilities identified with each segment.

Supplementary Insurance Information                                         F-9
SAFECO CORPORATION AND SUBSIDIARIES                                Schedule III
                                                                   Continued
December 31
-----------
(In Millions)

                                                    Reserve for                   Other Policy
                                                  Future Policy                     Claims and
                                                      Benefits,                       Benefits
                                        Deferred        Losses,                        Payable
                                          Policy     Claims and                    (Funds Held
                                     Acquisition           Loss        Unearned  Under Deposit
Segment                                    Costs       Expenses        Premiums     Contracts)
-------                                    -----       --------        --------     ----------
1997
Property and Casualty:
        Personal Lines:
             Personal Auto             $    66.0      $ 1,061.1       $   427.8
             Homeowners                     77.1          202.2           365.4
             Other                          23.0           89.6           115.0
        Commercial Lines:
             ASBI(1)                        93.4        1,582.0           447.0
             SAFECO Commercial              38.3        1,068.0           266.0
        Surety                               7.7          (65.3)           61.4
        Other                                 --          372.9            18.9
                                           -----        -------         -------
             Total                         305.5        4,310.5         1,701.5
                                           -----        -------         -------
Life:
        Retirement Services                115.1            6.0              --      $ 5,666.7
        Settlement Annuities                  --             --              --        5,108.5
        Group                                9.1           72.5             2.4             --
        Individual                         115.1          239.0             9.8        1,102.7
        Other                                 --             --              --             --
                                       ---------      ---------       ---------      ---------
             Total                         239.3          317.5            12.2       11,877.9
                                       ---------      ---------       ---------      ---------
Real Estate                                   --             --              --             --
Credit                                        --             --              --             --
Asset Management                              --             --              --             --
Other and Eliminations                        --             --              --             --
                                       ---------      ---------       ---------      ---------
             Consolidated Totals       $   544.8      $ 4,628.0       $ 1,713.7      $11,877.9
                                       =========      =========       =========      =========

Year Ended December 31
----------------------
(In Millions)
                                                                                                          Other
                                                                                                      Operating
                                                                                                          Costs
                                                                     Benefits,                       (Including
                                        Premiums                       Claims,  Amortization of    Dividends to
                                     and Service            Net     Losses and  Deferred Policy    Policyholders        Net
                                             Fee     Investment     Adjustment      Acquisition     and Goodwill   Premiums
Segment                                 Revenues     Income (3)       Expenses            Costs    Amortization)    Written
-------                                 --------     ----------       --------            -----    -------------    -------
1997
Property and Casualty:
        Personal Lines:
             Personal Auto             $ 1,268.1                     $   935.2      $   124.7      $    99.4      $ 1,292.2
             Homeowners                    512.0                         351.2          106.5           84.9          533.0
             Other                         139.0                          75.5           33.5           26.7          148.0
        Commercial Lines:
             ASBI(1)                       227.3                         142.4          130.3          104.0          200.4
             SAFECO Commercial             603.6                         417.3           77.5           61.8          602.6
        Surety                              54.4                          27.0           17.9           14.3           51.3
        Other                               12.2                          11.4            5.5            4.4            0.7
                                         -------                       -------          -----          -------    ---------
             Total                       2,816.6      $   327.0        1,960.0          495.9          395.5(4)   $ 2,828.2
                                         -------      ---------        -------          -----          -------    =========
Life:
        Retirement Services                 18.1          355.6          278.5           26.6           41.6
        Settlement Annuities                 2.1          420.1          368.9             --           27.8
        Group                              193.7            2.7          127.9            3.8           52.5
        Individual                          64.7           63.1           80.9            6.6           33.7
        Other                               11.6           74.8             --             --            9.8
                                       ---------      ---------      ---------      ---------      ---------
             Total                         290.2          916.3          856.2           37.0          165.4
                                       ---------      ---------      ---------      ---------      ---------
Real Estate                                   --             --             --             --           65.5
Credit                                        --             --             --             --           74.7
Asset Management                              --             --             --             --           19.6
Other and Eliminations                        --            1.4             --             --           66.9
                                       ---------      ---------      ---------      ---------      ---------
             Consolidated Totals       $ 3,106.8      $ 1,244.7      $ 2,816.2      $   532.9      $   787.6
                                       =========      =========      =========      =========      =========

        (4) Property and casualty other operating costs for 1997 include $60.0 million of nonrecurring acquisition charges related to SAFECO's October 1, 1997 acquisition of American States.

Supplementary Insurance Information                                          F-9
SAFECO CORPORATION AND SUBSIDIARIES                                Schedule III
                                                                   Continued

December 31
-----------
(In Millions)


                                                   Reserve for                 Other Policy
                                                 Future Policy                   Claims and
                                                     Benefits,                     Benefits
                                       Deferred        Losses,                      Payable
                                         Policy     Claims and                  (Funds Held
                                    Acquisition           Loss      Unearned  Under Deposit
Segment                                   Costs       Expenses      Premiums     Contracts)
-------                                   -----       --------      --------     ----------
1996
Property and Casualty:
        Personal Lines:
             Personal Auto             $   41.8     $  765.3        $  275.1
             Homeowners                    52.3        170.5           249.7
             Other                         18.4         81.9            92.8
        Commercial Lines:
             SAFECO Commercial             38.8      1,060.8           260.7
        Surety                              4.3        (23.6)           59.8
        Other                                --          4.2              --
                                          -----      -------           -----
             Total                        155.6      2,059.1           938.1
                                          -----      -------           -----
Life:
        Retirement Services               113.0          0.1              --     $4,611.5
        Settlement Annuities                 --           --              --      4,591.0
        Group                               8.5         70.2             2.4           --
        Individual                        119.0        108.5             6.4        590.2
        Other                                --           --              --           --
                                       --------     --------        --------     --------
             Total                        240.5        178.8             8.8      9,792.7
                                       --------     --------        --------     --------
Real Estate                                  --           --              --           --
Credit                                       --           --              --           --
Asset Management                             --           --              --           --
Other and Eliminations                       --           --              --           --
                                       --------     --------        --------     --------
             Consolidated Totals       $  396.1     $2,237.9        $  946.9     $9,792.7
                                       ========     ========        ========     ========

Year Ended December 31
----------------------
(In Millions)

                                                                                                         Other
                                                                                                     Operating
                                                                                                         Costs
                                                                    Benefits,                       (Including
                                      Premiums                        Claims,  Amortization of    Dividends to
                                   and Service            Net      Losses and  Deferred Policy   Policyholders          Net
                                           Fee     Investment      Adjustment      Acquisition    and Goodwill     Premiums
Segment                               Revenues     Income (3)        Expenses            Costs   Amortization)      Written
-------                               --------     ----------        --------            -----   -------------      -------
1996
Property and Casualty:
        Personal Lines:
             Personal Auto            $1,073.6                       $  761.5       $  132.0        $   66.8       $1,085.0
             Homeowners                  435.0                          371.5          119.6            60.5          448.5
             Other                       131.1                           71.5           41.3            21.0          142.8
        Commercial Lines:
             SAFECO Commercial           573.3                          364.6           90.6           111.2          584.0
        Surety                            51.3                           11.4            7.7             4.3           52.8
        Other                             11.1                             --             --              --             --
                                       -------                        -------          -----           -----       --------
             Total                     2,275.4       $  281.6         1,580.5          391.2           263.8       $2,313.1
                                       -------       --------         -------          -----           -----       ========
Life:
        Retirement Services                9.5          341.4           258.5           26.6            37.2
        Settlement Annuities               1.9          386.9           339.6             --            26.3
        Group                            198.8            2.8           131.0            4.0            52.9
        Individual                        44.6           38.8            53.1            5.1            21.0
        Other                             11.1           66.8              --             --            10.7
                                      --------       --------        --------       --------        --------
             Total                       265.9          836.7           782.2           35.7           148.1
                                      --------       --------        --------       --------        --------
Real Estate                                 --             --              --             --            66.9
Credit                                      --             --              --             --            65.2
Asset Management                            --             --              --             --            15.6
Other and Eliminations                      --           (1.6)             --             --            37.8
                                      --------       --------        --------       --------        --------
             Consolidated Totals      $2,541.3       $1,116.7        $2,362.7       $  426.9        $  597.4
                                      ========       ========        ========       ========        ========

Reinsurance                                                                F-10
SAFECO CORPORATION AND SUBSIDIARIES                                  Schedule IV
Year Ended December 31
-------------------------------------------------------------------------------
(In Millions)

                                                                 Ceded         Assumed                          Percentage
                                                 Gross          to Other      from Other                        of Amount
                                                 Amount         Companies      Companies      Net Amount      Assumed to Net
                                                 ------         ---------      ---------      ----------      --------------
1998
Life Insurance In Force at Year End             $45,009.4       $(5,378.4)      $   192.2     $39,823.2             0.5%
                                                =========       =========       =========     =========

Premiums earned:
              Life Insurance                    $   198.8       $   (13.1)      $     0.9     $   186.6             0.5%
              Accident/Health Insurance             174.8            (9.6)            1.6         166.8             1.0%
              Property/Casualty Insurance         4,378.5          (188.5)           18.3       4,208.3             0.4%
                                                ---------       ---------       ---------     ---------
                    Total                       $ 4,752.1       $  (211.2)      $    20.8     $ 4,561.7             0.5%
                                                =========       =========       =========     =========


1997
Life Insurance In Force at Year End             $43,499.7       $(3,788.5)      $   210.3     $39,921.5             0.5%
                                                =========       =========       =========     =========

Premiums earned:
              Life Insurance                    $   146.9       $   (10.1)      $     0.2     $   137.0             0.1%
              Accident/Health Insurance             160.3            (9.5)            2.4         153.2             1.6%
              Property/Casualty Insurance         2,945.3          (155.8)           27.1       2,816.6             1.0%
                                                ---------       ---------       ---------     ---------
                    Total                       $ 3,252.5       $  (175.4)      $    29.7     $ 3,106.8             1.0%
                                                =========       =========       =========     =========


1996
Life Insurance In Force at Year End             $28,524.8       $(1,791.1)      $    80.9     $26,814.6             0.3%
                                                =========       =========       =========     =========

Premiums earned:
              Life Insurance                    $   120.8       $    (5.6)      $     0.2     $   115.4             0.2%
              Accident/Health Insurance             158.6            (8.1)             --         150.5             0.0%
              Property/Casualty Insurance         2,404.9          (152.6)           23.1       2,275.4             1.0%
                                                ---------       ---------       ---------     ---------
                    Total                       $ 2,684.3       $  (166.3)      $    23.3     $ 2,541.3             0.9%
                                                =========       =========       =========     =========

Supplemental Information Concerning Consolidated Property/Casualty Insurance Operations
                                                                            F-11
SAFECO CORPORATION                                                   Schedule VI

December 31
-----------
(In Millions)
                                   Reserve For      Discount
                       Deferred Unpaid Losses       Deducted
Affiliation              Policy           and           from
       with         Acquisition    Adjustment           Loss      Unearned
 Registrant               Costs      Expenses       Reserves      Premiums
 ----------               -----      --------       --------      --------
Property/Casualty
Subsidiaries:
1998                   $  308.0     $4,219.9       $     --        $1,742.2

1997                   $  305.5     $4,310.5       $     --        $1,701.5

1996                   $  155.6     $2,059.1       $     --        $  938.1


December 31           Year Ended December 31
-----------           ----------------------
(In Millions)         (In Millions)
                                                  Losses and     Adjustment   Amortization
                                                    Expenses     Incurred       of Deferred  Paid Losses
Affiliation                                Net       Related     to:                 Policy           and           Net
       with              Earned     Investment                                  Acquisition    Adjustment      Premiums
 Registrant            Premiums         Income  Current Year     Prior Years          Costs      Expenses       Written
 ----------            --------         ------  ------------     -----------          -----      --------       -------
Property/Casualty
Subsidiaries:
1998                   $4,208.3       $  480.2     $3,163.2       $ (100.0)        $  744.9     $3,178.8       $4,256.6

1997                   $2,816.6       $  327.0     $1,969.5       $   30.5(1)      $  495.9     $2,078.4       $2,828.2

1996                   $2,275.4       $  281.6     $1,658.2       $  (77.7)        $  391.2     $1,694.9       $2,313.1



(1) The 1997 increase in losses and adjustment expense incurred related to prior years of $30.5 million includes a nonrecurring $40.0 million reserve increase related to the American States acquisition.

SAFECO CORPORATION AND SUBSIDIARIES                                         F-12
Exhibit Index
--------------------------------------------------------------------------------


Exhibit 3.1* Bylaws (as last amended August 5, 1998), filed as Exhibit 3 to SAFECO's Quarterly Report on Form 10-Q for the quarter ended June 30,1998 (File No. 1-6563), are incorporated herein by this reference.

Exhibit 3.2* Restated Articles of Incorporation (as amended May 7,1997), filed as Exhibit 3.2 to SAFECO's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 (File No. 1-6563), are incorporated herein by this reference.

Exhibit 4.1 SAFECO agrees to furnish the Securities and Exchange Commission, upon request, with copies of all instruments defining rights of holders of long- term debt of SAFECO and its consolidated subsidiaries.

Exhibit 4.2*    Indenture, dated as of July 15, 1997, between SAFECO and
                The Chase Manhattan Bank, as Trustee, filed as Exhibit 4.2 to SAFECO's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 (File No. 1-6563), is incorporated herein by this reference.

Exhibit 4.3*    Form of Certificate of Exchange Junior Subordinated
                Debenture filed as Exhibit 4.2 to SAFECO's Registration Statement on Form S-4 (No. 333-38205) dated October 17,1997, is incorporated herein by this reference.

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

Exhibit 4.7* Form of Exchange Guarantee of SAFECO corporation relating to the Exchange Capital Securities, filed as Exhibit 4.6 to SAFECO's Registration Statement on Form S-4 (No. 333-38205) dated October 17,1997, is incorporated herein by this reference.

Exhibit 10.1*   Purchase and Sale Agreement by and between Washington
                Square, Inc., Kitsap Associates Limited Partnership, Winmar Cascade, Inc., Winmar Oregon, Inc., Winmar of Kitsap, Inc., SCIT, Inc., Town Center Associates, and Winmar Company, Inc., as sellers; and The Macerich Partnership, L.P., and Ontario Teachers' Pension Plan Board, as purchaser, dated December 11, 1998. SAFECO agrees to furnish the Securities and Exchange Commission, upon request, with copies of all omitted schedules to the foregoing Purchase and Sale Agreement.

SAFECO CORPORATION AND SUBSIDIARIES                                         F-12
Exhibit Index                                                          Continued
--------------------------------------------------------------------------------


Exhibit 10.2*  SAFECO Corporation Deferred Compensation Plan for
                Directors, As Amended and Restated on November 4, 1998.

Exhibit 10.3* SAFECO Deferred Compensation Plan for Executives, As Amended and Restated on November 4, 1998.

Exhibit 10.4* Five-Year Credit Agreement dated as of September 24, 1997, among SAFECO; Bank of America National Trust and Savings Association, as Agent; Mellon Bank, N.A., as Documentation Agent; The Chase Manhattan Bank, as Syndication Agent; and the various co-agents, lead managers, and financial institutions identified in said Credit Agreement as a party thereto, filed as
                Exhibit 10.1 to SAFECO's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 1-6563), is incorporated herein by this reference.

Exhibit 10.5* The following documents are incorporated herein by this reference: Executive Severance Agreements between SAFECO and each of Roger H. Eigsti and Boh A. Dickey dated May 23, 1984, filed as Exhibit 10 to SAFECO's Annual Report on Form 10-K for the fiscal year ended December 31, 1985 (File No. 1-6563); the Form of Executive Severance Agreements between SAFECO and each of Rod A. Pierson, James W. Ruddy, and W. Randall Stoddard, in each case dated August 30, 1996, filed as Exhibit 10 to SAFECO's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 (File No. 1-6563); and Executive Severance Agreement between SAFECO and SAFECO Life Insurance Company and Randall H. Talbot dated February 7, 1998, filed as Exhibit 10 to SAFECO's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 (File No. 1-6563).

Exhibit 10.6*   SAFECO Long-Term Incentive Plan of 1997 filed as Exhibit
                99.1 to SAFECO's Registration Statement on Form S-8 (No. 333-26393) dated May 2, 1997, is incorporated herein by this reference.

Exhibit 10.7* Form of Stock Option Contract granted under the SAFECO Long-Term Incentive Plan of 1997, filed as Exhibit 10.6 to SAFECO's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 1-6563).

Exhibit 10.8* Form of Restricted Stock Rights Award Agreement granted under the SAFECO Long-Term Incentive Plan of 1997, filed as
                Exhibit 10.7 to SAFECO's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 1-6563).

Exhibit 10.9* Form of Performance Stock Rights Award Agreement granted under the SAFECO Long-Term Incentive Plan of 1997, filed as
                Exhibit 10.8 to SAFECO's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 1-6563).

SAFECO CORPORATION AND SUBSIDIARIES                                        F-12
Exhibit Index                                                          Continued
--------------------------------------------------------------------------------


Exhibit 10.10* SAFECO Incentive Plan of 1987 contained in the Prospectus dated November 10, 1989, as amended January 31, 1990, filed as
                Exhibit 10 to SAFECO's Annual Report on Form 10-K for the fiscal year ended December 31, 1989 (File No. 1-6563), and the Supplement to such Prospectus dated November 8, 1990, filed as
                Exhibit 10 to SAFECO's Annual Report on Form 10-K for the fiscal year ended December 31, 1990 (File No. 1-6563).

F-13 Exhibit 11 Computations of Income Per Share

F-14 Exhibit 12 Computation of Ratios

F-15 Exhibit 21 Subsidiaries of the Registrant

Exhibit 13*     1998 Annual Report to Shareholders

Exhibit 27 Financial Data Schedule (This exhibit is included only in the electronic EDGAR filing version of this 10-K. The Financial Data
                Schedule is not a separate financial statement but a schedule that summarizes certain standard financial information extracted directly from the financial statements in this filing.)




* Copies of these exhibits are available without charge by making a written request to:

                           Rod A. Pierson
                           Senior Vice President and Chief Financial Officer SAFECO Corporation
                           SAFECO Plaza
                           Seattle, Washington 98185