Form 10-Q
period 1999-03-31
SAFECO CORP
filed 1999-05-12
CIK 86104

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                      FOR THE QUARTER ENDED MARCH 31, 1999.

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


                                 (206) 545-5000
                                   (Telephone)



                136,327,641 shares of no par value common stock
                      were outstanding at March 31, 1999.



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


Part I - Financial Information *                                         Page
                                                                       --------
     Item 1.Financial Statements:
            Consolidated Balance Sheet,                                    3
               March 31, 1999 and December 31, 1998
            Statement of Consolidated Income and Retained Earnings         5
               for the Three Months Ended March 31, 1999 and 1998
            Statement of Consolidated Cash Flows                           6
               for the Three Months Ended March 31, 1999 and 1998
            Statement of Consolidated Comprehensive Income                 7
               for the Three Months Ended March 31, 1999 and 1998

     Item 2.Management's Discussion and Analysis                           8


Part II - Other Information

     Item 6.Exhibits and Reports on Form 8-K                              15

            *The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation of results for the interim periods have been included. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Corporation's Form 10-K for the year ended December 31, 1998 which has been previously filed with the Commission.

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


                                          SAFECO CORPORATION
                                          -------------------------------------
                                          Registrant


                                          ROD A. PIERSON
                                          -------------------------------------
                                          Rod A. Pierson
                                          Senior Vice President
            Dated May 12, 1999            and Chief Financial Officer


                                          H. PAUL LOWBER
                                          -------------------------------------
                                          H. Paul Lowber
                                          Vice President, Controller and
            Dated May 12, 1999            and Chief Accounting Officer

                       SAFECO CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  (In Millions)
--------------------------------------------------------------------------------

                                                                                March 31        December 31
                      ASSETS                                                      1999              1998
                                                                                ---------       -----------
Investments:

   Fixed Maturities Available-for-Sale, at Market Value
     (Amortized cost:  1999 - $17,371.6; 1998 -$16,679.7)                       $18,217.4        $17,855.6

   Fixed Maturities Held-to-Maturity, at Amortized Cost
     (Market value:  1999 - $3,106.7; 1998 - $3,259.2)                            2,729.6          2,720.9

   Marketable Equity Securities, at Market Value
     (Cost:  1999 - $949.0; 1998 - $952.8)                                        2,011.1          2,036.6

   Mortgage Loans                                                                   670.2            541.5

   Real Estate (At cost less accumulated depreciation)                              235.9            601.2

   Policy Loans                                                                      89.0             88.3

   Short-Term Investments                                                           159.2            315.9
                                                                                ---------        ---------

            Total Investments                                                    24,112.4         24,160.0


Cash                                                                                136.6             74.9

Accrued Investment Income                                                           340.1            323.2

Finance Receivables
     (Less unearned finance charges and allowance for doubtful accounts)          1,212.9          1,207.7

Premiums and Other Service Fees Receivable                                        1,020.6            978.3

Other Notes and Accounts Receivable                                                  90.0            155.2

Reinsurance Recoverables                                                            392.2            317.4

Deferred Policy Acquisition Costs                                                   549.4            521.1

Land, Buildings and Equipment for Company Use
     (At cost less accumulated depreciation)                                        309.1            280.2

Goodwill                                                                          1,348.2          1,359.0

Other Assets                                                                        330.5            313.6

Separate Account Assets                                                           1,225.3          1,201.1
                                                                                ---------        ---------


            TOTAL                                                               $31,067.3        $30,891.7
                                                                                =========        =========



                                   (continued)

                       SAFECO CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  (In Millions)                      (continued)
--------------------------------------------------------------------------------

                                                                            March 31       December 31
            LIABILITIES AND SHAREHOLDERS' EQUITY                             1999              1998
            ------------------------------------                           ---------       -----------
Losses and Adjustment Expense                                              $ 4,279.4        $ 4,262.7
Life Policy Liabilities                                                        280.1            276.8
Unearned Premiums                                                            1,783.4          1,750.9
Funds Held Under Deposit Contracts                                          12,824.5         12,718.1
Debt:
   Commercial Paper                                                            712.3            732.7
   Credit Company Borrowings ($1,119.1 maturing within one year)             1,143.7          1,255.2
   7.875% Notes Due 2005                                                       200.0            200.0
   6.875% Notes Due 2007                                                       200.0            200.0
   Other ($11.6 maturing within one year)                                      101.9            227.7
Other Liabilities                                                            1,633.2          1,153.5
Income Taxes:
   Current                                                                      30.1              2.5
   Deferred (Includes tax on unrealized appreciation
     of investment securities: 1999 - $654.2; 1998 - $769.9)                   377.9            492.6
Separate Account Liabilities                                                 1,225.3          1,201.1
                                                                           ---------        ---------

            Total Liabilities                                               24,791.8         24,473.8
                                                                           ---------        ---------

Corporation-Obligated, Mandatorily Redeemable Capital Securities of
   Subsidiary Trust Holding Solely Junior Subordinated Debentures
   of the Corporation ("Capital Securities")                                   842.2            842.1
                                                                           ---------        ---------


Preferred Stock, No Par Value:
   Shares Authorized: 10
   Shares Issued and Outstanding: None                                            --               --

Common Stock, No Par Value:
   Shares Authorized: 300
   Shares Reserved for Options: (1999 - 7.4; 1998 - 7.5)
   Shares Issued and Outstanding: (1999 - 136.3; 1998 - 136.3)                 887.7            885.0

Retained Earnings                                                            3,326.6          3,257.2

Total Accumulated Other Comprehensive Income -
   Unrealized Appreciation of Investment Securities, Net of Tax              1,219.0          1,433.6
                                                                           ---------        ---------


            Total Shareholders' Equity                                       5,433.3          5,575.8
                                                                           ---------        ---------

            TOTAL                                                          $31,067.3        $30,891.7
                                                                           =========        =========

                       SAFECO CORPORATION AND SUBSIDIARIES
             STATEMENT OF CONSOLIDATED INCOME AND RETAINED EARNINGS
                     (In Millions Except Per Share Amounts)
--------------------------------------------------------------------------------

                                                                           Three Months Ended
                                                                                March 31
                                                                       ---------------------------
                                                                         1999              1998
                                                                       ---------         ---------
REVENUES:
   Insurance:
     Property and Casualty Earned Premiums                             $ 1,064.4         $ 1,029.4
     Life Premiums and Other Revenues                                       86.6              86.8
                                                                       ---------         ---------
       Total                                                             1,151.0           1,116.2
   Real Estate                                                                --              20.5
   Credit                                                                   27.0              23.4
   Asset Management                                                         10.2               8.4
   Other                                                                    32.2              14.8
   Net Investment Income                                                   389.6             374.5
   Realized Investment Gain                                                 56.3              27.9
                                                                       ---------         ---------
       Total                                                             1,666.3           1,585.7
                                                                       ---------         ---------

EXPENSES:
   Losses, Adjustment Expense and Policy Benefits                        1,043.4             987.7
   Commissions                                                             192.9             185.4
   Personnel Costs                                                         123.6             107.2
   Interest                                                                 33.8              39.0
   Goodwill Amortization                                                    13.5              13.2
   Other                                                                   100.9             109.7
   Amortization of Deferred Policy Acquisition Costs                       201.6             201.1
   Deferral of Policy Acquisition Costs                                   (206.3)           (210.3)
                                                                       ---------         ---------
       Total                                                             1,503.4           1,433.0
                                                                       ---------         ---------

Income before Income Taxes                                                 162.9             152.7
                                                                       ---------         ---------

Provision for Income Taxes:
    Current                                                                 33.1              29.7
    Deferred                                                                 0.1               0.2
                                                                       ---------         ---------
       Total                                                                33.2              29.9
                                                                       ---------         ---------

Income before Distributions on Capital Securities                          129.7             122.8

Distributions on Capital Securities, Net of Tax                            (11.2)            (11.2)
                                                                       ---------         ---------

Net Income                                                                 118.5             111.6

Retained Earnings, Beginning of Period                                   3,257.2           3,299.1
Amortization of Underwriting Compensation on Capital Securities             (0.1)             (0.1)
Dividends Declared                                                         (47.7)            (45.2)
Common Stock Reacquired                                                     (1.3)             (4.1)
                                                                       ---------         ---------
Retained Earnings, End of Period                                       $ 3,326.6         $ 3,361.3
                                                                       =========         =========

Net Income Per Share of Common Stock:
   Diluted                                                             $    0.87         $    0.79
                                                                       =========         =========
   Basic                                                               $    0.87         $    0.79
                                                                       =========         =========

Dividends Paid to Common Shareholders                                  $    0.35         $    0.32
                                                                       =========         =========

Average Number of Shares Outstanding During the Period:
   Diluted                                                                 136.6             141.8
                                                                       =========         =========
   Basic                                                                   136.3             141.2
                                                                       =========         =========

                       SAFECO CORPORATION AND SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED CASH FLOWS
                                  (In Millions)
--------------------------------------------------------------------------------

                                                                          Three Months Ended
                                                                               March 31
                                                                       -------------------------
                                                                         1999             1998
                                                                       --------         --------
OPERATING ACTIVITIES
   Insurance Premiums Received                                         $1,106.5         $1,079.0
   Dividends and Interest Received                                        376.0            359.7
   Other Operating Receipts                                                70.8             53.7
   Insurance Claims and Policy Benefits Paid                             (890.8)          (773.0)
   Underwriting, Acquisition and Insurance Operating Costs Paid          (463.6)          (466.1)
   Interest Paid and Distributions on Capital Securities                  (70.7)           (67.9)
   Other Operating Costs Paid                                             (51.1)           (26.3)
   Income Taxes Paid                                                       (0.3)            (3.6)
                                                                       --------         --------

           Net Cash Provided by Operating Activities                       76.8            155.5
                                                                       --------         --------

INVESTING ACTIVITIES
   Purchases of:
      Fixed Maturities Available-for-Sale                              (1,279.3)        (1,450.3)
      Fixed Maturities Held-to-Maturity                                      --             (0.3)
      Equities                                                            (44.6)           (50.8)
      Other Investments                                                  (128.9)           (46.1)
   Maturities of Fixed Maturities Available-for-Sale                      285.2            218.9
   Maturities of Fixed Maturities Held-to-Maturity                          0.2              0.6
   Sales of:
      Fixed Maturities Available-for-Sale                                 330.9            816.6
      Fixed Maturities Held-to-Maturity                                      --               --
      Equities                                                             67.4             62.9
      Other Investments                                                   468.2             34.4
   Net Decrease (Increase) in Short-Term Investments                      193.6            (72.0)
   Finance Receivables Originated or Acquired                            (115.4)           (98.6)
   Principal Payments Received on Finance Receivables                     102.4            105.2
   Other                                                                  (15.7)           (18.9)
                                                                       --------         --------

           Net Cash Used in Investing Activities                         (136.0)          (498.4)
                                                                       --------         --------

FINANCING ACTIVITIES
   Funds Received Under Deposit Contracts                                 792.1            310.1
   Return of Funds Held Under Deposit Contracts                          (267.6)          (264.5)
   Proceeds from Notes and Mortgage Borrowings                               --             20.0
   Repayment of Notes and Mortgage Borrowings                            (132.2)           (10.5)
   Net (Repayment of) Proceeds from Short-Term Borrowings                (119.3)            89.9
   Common Stock Reacquired                                                 (1.6)            (4.8)
   Dividends Paid to Shareholders                                         (47.7)           (45.2)
   Other                                                                 (102.8)           (21.2)
                                                                       --------         --------

           Net Cash Provided by Financing Activities                      120.9             73.8
                                                                       --------         --------

Net Increase (Decrease) in Cash                                            61.7           (269.1)
Cash at the Beginning of Period                                            74.9            391.4
                                                                       --------         --------
Cash at the End of Period                                              $  136.6         $  122.3
                                                                       ========         ========



                                   (continued)

                       SAFECO CORPORATION AND SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED CASH FLOWS
                                  (In Millions)                      (continued)
--------------------------------------------------------------------------------

                                                           Three Months Ended
                                                                March 31
                                                         -----------------------
                                                          1999            1998
                                                         -------         -------
Net Income                                               $ 118.5         $ 111.6
                                                         -------         -------

Adjustments to Reconcile Net Income to Net Cash
    Provided by Operating Activities:
       Realized Investment Gain                            (56.3)          (27.9)
       Amortization and Depreciation                        35.1            39.3
       Amortization of Fixed Maturity Investments          (10.6)           (7.3)
       Deferred Income Tax Expense                           0.1             0.2
       Interest Expense on Deposit Contracts               149.5           147.4
       Other Adjustments                                    (3.7)            6.5
       Changes in:
          Losses and Adjustment Expense                     16.7            14.9
          Life Policy Liabilities                            3.3             5.3
          Unearned Premiums                                 32.5            11.5
          Accrued Income Taxes                              27.6            19.5
          Accrued Interest on Accrual Bonds                (11.8)          (14.9)
          Accrued Investment Income                        (16.9)           (7.1)
          Deferred Policy Acquisition Costs                 (4.7)           (8.9)
          Other Assets and Liabilities                    (202.5)         (134.6)
                                                         -------         -------

            Total Adjustments                              (41.7)           43.9
                                                         -------         -------

Net Cash Provided by Operating Activities                $  76.8         $ 155.5
                                                         =======         =======



                       SAFECO CORPORATION AND SUBSIDIARIES
              STATEMENT OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)
                                  (In Millions)
--------------------------------------------------------------------------------

                                                          Three Months Ended
                                                               March 31
                                                        -----------------------
                                                         1999            1998
                                                        -------         -------

Net Income                                              $ 118.5         $ 111.6

Other Comprehensive Income (Loss), Net of Taxes:
    Change in Unrealized Appreciation
    of Investment Securities                             (214.6)           87.6
                                                        -------         -------

Comprehensive Income (Loss)                             $ (96.1)        $ 199.2
                                                        =======         =======

SAFECO CORPORATION

MANAGEMENT'S DISCUSSION AND ANALYSIS
--------------------------------------------------------------------------------


SAFECO Corporation

Our net income for the first quarter was $119 million or $0.87 per diluted share, compared with $0.79 per share for the first quarter of 1998. If we exclude realized gain from investments, our income was $0.60 per diluted share, compared with $0.66 in 1998.

The following summarized financial information sets forth the contributions of each business segment to our consolidated income.

                                                                THREE MONTHS ENDED
                                                                      MARCH 31
                                                               -----------------------
                                                                1999             1998
--------------------------------------------------------------------------------------
                                                               (In Millions Except Per
                                                                    Share Amounts)
Income (Loss) before Realized Gain
and Income Taxes:
   Property and Casualty Insurance:
     Underwriting Loss ................................        $ (36.3)        $ (10.9)
     Net Investment Income ............................          114.3           118.1
     Goodwill Amortization ............................          (10.8)          (10.7)
                                                               -------         -------
       Total Property and Casualty ....................           67.2            96.5

   Life ...............................................           44.7            36.4
   Credit .............................................            5.3             5.5
   Asset Management ...................................            2.5             2.0
   Corporate ..........................................          (13.1)          (15.6)
                                                               -------         -------
       Total ..........................................          106.6           124.8

Realized Investment Gain before Tax ...................           56.3            27.9
                                                               -------         -------
Income before Income Taxes ............................          162.9           152.7
                                                               -------         -------

Provision for Income Taxes on:
   Income before Realized Gain ........................           13.2            20.4
   Realized Investment Gain ...........................           20.0             9.5
                                                               -------         -------
       Total ..........................................           33.2            29.9
                                                               -------         -------
Income before Distributions on
   Capital Securities .................................          129.7           122.8

Distributions on Capital Securities, Net of Tax .......          (11.2)          (11.2)
                                                               -------         -------
Net Income ............................................        $ 118.5         $ 111.6
                                                               =======         =======

Net Income Per Diluted Share of Common Stock:
   Income before Realized Gain ........................        $   .60         $   .66
   Realized Gain ......................................            .27             .13
                                                               -------         -------
Net Income ............................................        $   .87         $   .79
                                                               =======         =======

SAFECO CORPORATION

MANAGEMENT'S DISCUSSION AND ANALYSIS                                 (Continued)
--------------------------------------------------------------------------------


Property and Casualty Insurance

Property and casualty operations for the first quarter of 1999 produced pretax income of $67.2 million before realized gain from investments, compared with $96.5 million a year ago. These operations had a $36.3 million underwriting loss during the first quarter of 1999. This compares with a $13.7 million loss last quarter, and a loss of $10.9 million for the first quarter a year ago. Adverse weather experience affected first quarter results as catastrophe losses were $39 million, compared with $31 million last quarter and $25 million for the first quarter a year ago. Underwriting results by major business line for the first quarter of 1999 and the first quarter of 1998 are stated in the chart below. The combined loss and expense ratio was 103.4 for the quarter, compared with 101.3 last quarter and 101.1 for the first quarter last year. Investment income was $114 million, down 3% from a year ago primarily due to reduced cash flow.

Underwriting Results (In Millions)

                                           First Qtr.    First Qtr.
                                             1999           1998
                                           ----------    ----------
Personal Lines:
 Personal auto                              $  6.0         $  2.8
 Homeowners                                  (18.7)           2.4
 Other personal lines                          4.3            2.2
Commercial Lines:
  American States Business Insurance         (30.9)         (16.5)
  SAFECO Commercial                           (1.9)          (9.9)
Surety                                         6.0            6.9
Other                                         (1.1)           1.2
                                            ------         ------
Total                                       $(36.3)        $(10.9)
                                            ======         ======

Personal auto, our largest line, reported an underwriting profit of $6.0 million for the first quarter, compared with a profit of $2.8 million for the same quarter a year ago. Average loss costs increased modestly during the quarter. The number of automobile policies in force at the end of March was 1% higher than a year ago.

Homeowners had an underwriting loss of $18.7 million for the first quarter, compared with a profit of $2.4 million for the first quarter of 1998. Catastrophe losses for this line were $20 million, compared with $13 million for the first quarter a year ago. In addition, non-weather related losses were $5 million higher than a year ago.

Other personal lines, which provide coverage for earthquake, dwelling fire, inland marine and boats, produced an underwriting profit of $4.3 million for the quarter, compared with a profit of $2.2 million for the same quarter last year.

American States Business Insurance, which focuses on small-to-medium sized businesses, produced an underwriting loss of $30.9 million in the first quarter (combined ratio of 113.2), compared with a loss of $16.5 million for the same quarter last year (combined ratio of 107.3). Adverse weather experience in the property line and weak commercial auto results continue to affect this business. The underwriting loss for the quarter from these two lines was $14.9 million and $10.9 respectively, compared with $7.9 million and $5.4 million for the same quarter a year ago.

SAFECO Commercial, which delivers insurance products and services to medium-to-large complex commercial clients, reported an underwriting loss of $1.9 million for the first quarter operating at a combined ratio of 101.2. This compares favorably with a loss of $9.9 million for the same quarter last year and a combined ratio of 106.4.

SAFECO CORPORATION


MANAGEMENT'S DISCUSSION AND ANALYSIS                                 (Continued)
--------------------------------------------------------------------------------


Surety produced a profit of $6.0 million, compared with a profit of $6.9 million in the first quarter last year.

Premiums written during the quarter increased 4% over a year ago with personal lines up less than 1%, American States Business Insurance up 10%, and SAFECO Commercial up 8%.

During 1999, we will complete the process of cross-licensing and training agents in both SAFECO and American States products. In addition, we will be using SAFECO personal lines products for substantially all personal lines business, and we will be using American States Business Insurance products for our agents' small-to-medium sized commercial customers. To date, the transition of customers is on schedule, and retention of business has exceeded expectations. Looking beyond completion of these transition activities, we are well positioned for strong future growth.

Life Insurance

Our life insurance operations produced a record pretax profit, before realized gain from investments, of $44.7 million for the first quarter of 1999. This compares with $36.4 million for the same period last year.

Earnings for the annuity lines were $22.2 million, compared with $16.3 million reported for the first quarter of 1998. These results include losses from the equity indexed annuity line of $2.6 million for the first quarter of 1999, compared with $4.2 million a year ago. Growth in our variable annuity products and overall expense reductions are also major contributing factors for the higher earnings. Annuity assets now total $12.6 billion, up from $11.9 billion at the end of first quarter 1998.

Group insurance experienced a loss of $2.9 million for the quarter, compared with a loss of $1.4 million for the first quarter of last year, and $5.4 million for the fourth quarter of 1998. Although we are noting some improving trends, adverse experience in medical aggregate stop loss coverages continued to be the main contributor to the loss during the quarter.

Benefiting from decreased mortality and expense reductions, individual life earnings were $6.6 million, compared with $2.5 million for the same period last year.

Credit

SAFECO Credit Company produced a first quarter pretax profit of $5.3 million for 1999, compared with $5.5 million for the first quarter of 1998. New business loans and leases funded during the first quarter were $105.7 million versus $97.3 million in the first quarter of 1998, reflecting a 9% increase. Non-affiliated receivables and operating leases were $1.3 billion at March 31, 1999. The profit for the quarter was modestly impacted by the sale of SAFECO Properties and the resulting reduction in affiliate loans. Our delinquency experience and write-offs continue to be at satisfactorily low rates.

SAFECO CORPORATION


MANAGEMENT'S DISCUSSION AND ANALYSIS                                 (Continued)
--------------------------------------------------------------------------------

SAFECO Credit's summarized financial information is as follows (in millions):

                                         MARCH 31       DECEMBER 31
                                           1999            1998
                                         --------       -----------
        Finance Receivables              $1,212.9        $1,207.7
        Other Assets                        156.9           320.6
                                         --------        --------
            Total Assets                 $1,369.8        $1,528.3
                                         ========        ========

        Credit Company Borrowings        $1,143.7        $1,255.2
        Other Liabilities                    95.1           144.6
                                         --------        --------
            Total Liabilities            $1,238.8        $1,399.8
                                         ========        ========

                                            THREE MONTHS ENDED
                                                 MARCH 31
                                          ----------------------
                                           1999           1998
                                          -------        -------
        Revenues                          $  29.0        $  26.0
        Expenses                             23.7           20.5
                                          -------        -------
        Income before Income Taxes            5.3            5.5
        Provision for Income Taxes            1.9            2.0
                                          -------        -------
            Net Income                    $   3.4        $   3.5
                                          =======        =======

Asset Management

The pretax profit from asset management activities for the first quarter of 1999 was $2.5 million, up from $2.0 million in 1998, an increase of 22%. Our operating profit (excluding gains and interest income) was $2.0 million, compared with $1.3 million last year, a 49% increase. Increased assets under management and a reduction of one-time costs were the main reasons for the improved earnings. Assets under management totaled $6.9 billion at March 31, 1999, compared with $6.5 billion one year ago.

Realized Investment Gain - SAFECO Properties Sale

The realized investment gain for the first quarter of $56 million includes $30 million of gains from the sale of real estate. This primarily relates to the sale of the majority of SAFECO Properties' assets to The Macerich Partnership, L.P. and the Ontario Teachers' Pension Plan Board, of which the largest portion closed in February 1999. Additional closings of real estate sales are expected in the second quarter and also in the following months.

The sales are the reason for the decline in Investment Real Estate and Other Debt in the Consolidated Balance Sheet and the increase in Sales of Other Investments and the increases in Repayment of Notes and Mortgage Borrowings and Repayment of Short-Term Borrowings in the Statement of Consolidated Cash Flows. In the Statement of Consolidated Income and Retained Earnings, revenues for SAFECO Properties have been included in Other Revenues from January 1, 1999 forward and related expenses have all been included in Other Expenses. For the three months ended March 31, 1999 these revenues totaled $14.7 million and expenses totaled $13.1 million. In the summary of income on page 8 of this report, SAFECO Properties' pretax income amounts of $1.6 million and $1.2 million for the three months ended March 31, 1999 and 1998 respectively, are included in the Corporate line.

Investment Portfolios

The market value of our consolidated bond portfolio was $1.2 billion in excess of amortized cost at March 31, 1999, down from $1.7 billion at December 31, 1998 as a result of higher interest rates. The market value of our equity securities portfolio was $1.1 billion in excess of cost at March 31, 1999.

SAFECO CORPORATION


MANAGEMENT'S DISCUSSION AND ANALYSIS                                 (Continued)
--------------------------------------------------------------------------------

Subsequent Event - Storms

During early May various parts of the country experienced significant adverse weather events, particularly the states of Oklahoma and Kansas. We will quantify our expected losses from these events as soon as more information becomes available. The losses will be recorded in the second quarter.

Stock Repurchase Program

In May 1999 the Board of Directors approved the purchase of up to 8 million shares of SAFECO Corporation common stock through open market and negotiated purchases, as part of its ongoing capital management plan. This authorization follows the $200 million purchase authorization of August 1998 and the 2 million share authorization of February 1996. Under these two authorizations, in 1998 we acquired 5.2 million shares at a total cost of $236 million for an average price of $45.66 and in 1999 we acquired 0.8 million shares at a total cost of $33 million for an average price of $40.36. As a result, no amounts remain available under the August 1998 or February 1996 authorizations. For the year 1998 and the period through May 5, 1999, share purchase activity has reduced SAFECO's shares outstanding to 135.5 million or 4% since December 31, 1997.

Year 2000 Readiness Disclosure

SAFECO, like most other companies, is faced with the fact that some of its computer programs have time sensitive logic that typically recognizes a date using "00" as the year 1900 rather than the year 2000. SAFECO is highly dependent on automated systems and systems applications that use computer programs to conduct ongoing operations. Such systems are used to process claims, bill and collect premiums from customers, manage investments and many other activities. If these systems were unable to process data accurately because of Year 2000-related failures, these activities would be interrupted and could have a material adverse effect on SAFECO's results of operations.

SAFECO has completed an assessment of Year 2000 issues in connection with its computer systems and the technology embedded in the equipment it uses. SAFECO has been modifying and replacing portions of its systems since 1995 so that the system modified or replaced will be suitable for use before, during and after the year 2000 with no significant operational problems related to its ability to process dates correctly ("Year 2000 Ready"). In addition, SAFECO is engaged in a regular program of testing and running the systems once Year 2000 programming changes have been made. This testing includes trials at SAFECO's hot site, a location provided and maintained by a third party separate from any SAFECO facility. SAFECO believes that its program to address Year 2000 issues is comprehensive and on schedule.

The total Year 2000 readiness cost for SAFECO is currently estimated at approximately $17 million and as of March 31, 1999 SAFECO has incurred approximately $16 million of that amount. These estimated amounts include both modification costs, which are expensed as incurred, and certain replacement systems costs, some of which are capitalized and amortized. Approximately 95% of SAFECO's existing systems have been internally verified as being Year 2000 ready as of March 31, 1999. SAFECO's last mission-critical system is scheduled to be Year 2000 ready in August 1999. The program of testing and running the systems after Year 2000 programming changes have been made is currently in process and expected to continue through 1999. SAFECO also intends to bring all of its mainframe systems down on December 31, 1999 and bring them back up on January 1, 2000. This will preserve information contained in those systems at December 31, 1999 and permit SAFECO to retrieve and use that information should an unanticipated Year 2000 problem occur. In addition, as a contingency against unanticipated problems on and after January 1, 2000, SAFECO's Information Systems department will be prepared to address on an expedited basis any problems that should arise. Although absolute assurance is not possible, based on our current progress and continuing modifications, SAFECO believes that by January 1, 2000 it will be Year 2000 ready and that Year 2000 issues will not pose significant operational problems for its computer systems.

SAFECO CORPORATION


MANAGEMENT'S DISCUSSION AND ANALYSIS                                 (Continued)
--------------------------------------------------------------------------------


SAFECO is also working with its third-party partners and vendors, e.g., its independent insurance agents, local and long distance telephone companies, banks and securities trading firms, to assure that they are on schedule to detect and fix any Year 2000 problems which might affect SAFECO's systems or business processes. SAFECO will assess and attempt to mitigate risks with respect to the failure of any mission critical third-party partners and vendors to be Year 2000 ready. Failure of such parties to be Year 2000 ready could have a material adverse effect on SAFECO's results of operations.

SAFECO may be exposed to Year 2000 claims stemming from coverage under insurance policies its property and casualty subsidiaries have sold to customers. Although SAFECO has not written any specific Year 2000 coverage, customers may allege coverage exists under current commercial policies, including commercial general liability, directors and officers liability, errors and omissions liability and product policies. The effect of such coverage issues on SAFECO's results of operations is not reasonably estimable at this time. However, SAFECO expects that any potential exposures will be limited because its commercial lines business has historically not included significant numbers of the types of risks that have the greatest Year 2000 exposure, such as financial institutions and software and computer chip companies. In addition, SAFECO's directors and officers liability and errors and omissions books of insurance business are not large, together comprising approximately 1% of total property and casualty premiums over the last three years. SAFECO continues to assess its potential exposure to insurance claims arising from property and casualty insurance policies written and is taking a number of actions to limit that exposure. Such actions, in states where permitted, include the use of endorsements on commercial property policies clarifying that there is no coverage for Year 2000 occurrences, as well as using policy language that excludes Year 2000 coverage on certain commercial liability policies.

SAFECO CORPORATION

Other  -- Footnotes

SEGMENT DATA


Three Months Ended                         Underwriting   Pretax Income   Net Income       Total
March 31, 1999                 Revenues     Gain (Loss)      (Loss)*        (Loss)         Assets
---------------------------------------------------------------------------------------------------
Property and Casualty:
    Personal Lines:
        Personal Auto          $  430.4      $    6.0
        Homeowners                173.7         (18.7)
        Other                      43.6           4.3
    Commercial Lines:
        ASBI                      234.6         (30.9)
        SAFECO Commercial         165.4          (1.9)
    Surety                         14.4           6.0
    Other                           2.3          (1.1)
                               --------      --------
        Total                   1,064.4      $  (36.3)      $   67.2       $   84.4       $12,492.9
                               --------      ========       --------
Life:
    Retirement Services             7.7                         12.6
    Settlement Annuities            0.3                          9.6
    Group                          48.0                         (2.9)
    Individual                     27.0                          6.6
    Other                           3.6                         18.8
                               --------                     --------
        Total                      86.6                         44.7           29.9        16,861.2
                               --------                     --------
Credit                             27.0                          5.3            3.4         1,369.8
Asset Management                   10.2                          2.5            1.6            67.8
Other and Eliminations             32.2                        (13.1)          (0.8)          275.6
                               --------                     --------       --------       ---------
    Consolidated Totals        $1,220.4                     $  106.6       $  118.5       $31,067.3
                               ========                     ========       ========       =========

Three Months Ended                          Underwriting    Pretax Income    Net Income         Total
March 31, 1998                 Revenues      Gain (Loss)       (Loss)*         (Loss)          Assets
-------------------------------------------------------------------------------------------------------
Property and Casualty:
    Personal Lines:
        Personal Auto          $   422.7      $     2.8
        Homeowners                 168.0            2.4
        Other                       39.2            2.2
    Commercial Lines:
        ASBI                       227.5          (16.5)
        SAFECO Commercial          154.3           (9.9)
    Surety                          14.2            6.9
    Other                            3.5            1.2
                               ---------      ---------
        Total                    1,029.4      $   (10.9)      $    96.5       $   100.5       $12,849.2
                               ---------      =========       ---------
Life:
    Retirement Services              5.5                            9.1
    Settlement Annuities             0.4                            7.2
    Group                           49.7                           (1.4)
    Individual                      27.7                            2.5
    Other                            3.5                           19.0
                               ---------                      ---------
        Total                       86.8                           36.4            27.1        15,666.2
                               ---------                      ---------
Real Estate                         20.5                            1.2             0.9           632.5
Credit                              23.4                            5.5             3.5         1,237.4
Asset Management                     8.4                            2.0             1.3            75.4
Other and Eliminations              14.8                          (16.8)          (21.7)         (117.9)
                               ---------                      ---------       ---------       ---------
    Consolidated Totals        $ 1,183.3                      $   124.8       $   111.6       $30,342.8
                               =========                      =========       =========       =========

*Earnings before realized gains (losses), distributions on capital securities and income taxes.

SAFECO CORPORATION


Part II - Other Information
--------------------------------------------------------------------------------



Item 6. Exhibits and Reports on Form 8-K

       (a) Exhibits:

          Exhibit 10.1(*) -   Form of Executive Severance Agreements between
                              SAFECO Corporation and Rod A. Pierson, James W.
                              Ruddy, and W. Randall Stoddard, in each case dated
                              March 11, 1999, and between SAFECO Corporation and
                              Boh A. Dickey and Roger H. Eigsti, in both cases dated May 5, 1999.

          Exhibit 10.2(*) -   Executive Severance Agreement between SAFECO
                              Corporation, SAFECO Life Insurance Company and
                              Randall H. Talbot dated March 11, 1999.

          Exhibit 10.3(*) -   SAFECO Long-Term Incentive Plan of 1997 as Amended
                              and Restated May 5,1999.

          Exhibit 10.4(*) -   Form of Nonqualified Stock Option Award Agreement
                              -- Non-Employee Director granted under the SAFECO
                              Long-Term Incentive Plan of 1997 as Amended and
                              Restated May 5, 1999.

          Exhibit 27 -        Financial Data Schedule. (This exhibit is included
                              only in the electronic EDGAR filing version of this 10-Q. The Financial Data Schedule is not a separate financial statement but a schedule that summarizes certain standard financial information extracted directly from the financial statements in this filing.)

       (b) Reports on Form 8-K

                              No Forms 8-K were filed or required to be filed for any event during the quarter ended March 31, 1999. The Registrant filed an 8-K dated May 6, 1999 under Item 5 (Other Items), announcing a stock repurchase program approved by its Board of Directors on May 5, 1999.

     * A copy of this exhibit is available without charge by making a written request to:

                            Rod A. Pierson
                            Senior Vice President and Chief Financial Officer SAFECO Corporation
                            SAFECO Plaza
                            Seattle, Washington 98185