Form 10-Q
period 1999-06-30
SAFECO CORP
filed 1999-08-13
CIK 86104

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                      FOR THE QUARTER ENDED JUNE 30, 1999.

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


                                 (206) 545-5000
                                   (Telephone)



        131,528,092 shares of no par value common stock were outstanding at June 30, 1999.



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

Part I - Financial Information *                                              Page
                                                                              ----
    Item 1. Financial Statements:
            Consolidated Balance Sheet,
               June 30, 1999 and December 31, 1998                             3
            Statement of Consolidated Income and Retained Earnings
               for the Quarters and Six Months Ended June 30, 1999 and 1998    5
            Statement of Consolidated Cash Flows
               for Six Months Ended June 30, 1999 and 1998                     6
            Statement of Consolidated Comprehensive Income
               for the Quarters and Six Months Ended June 30, 1999 and 1998    7

    Item 2. Management's Discussion and Analysis                               8

Part II - Other Information

    Item 4. Submission of Matters to a Vote of Security Holders                17

    Item 6. Exhibits and Reports on Form 8-K                                   17

* The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation of results for the interim periods have been included. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Corporation's Form 10-K for the year ended December 31, 1998 which has been previously filed with the Commission.

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

                                       SAFECO CORPORATION
                                       --------------------------------------
                                       Registrant

                                       ROD A. PIERSON
                                       --------------------------------------
                                       Rod A. Pierson
                                       Senior Vice President
            Dated August 13, 1999      and Chief Financial Officer

                                       H. PAUL LOWBER
                                       --------------------------------------
                                       H. Paul Lowber
                                       Vice President, Controller and
            Dated August 13, 1999      and Chief Accounting Officer

                       SAFECO CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  (In Millions)
--------------------------------------------------------------------------------

                                                                                June 30        December 31
                       ASSETS                                                     1999             1998
                                                                                ---------      -----------
Investments:

   Fixed Maturities Available-for-Sale, at Market Value
     (Amortized cost:  1999 - $17,166.8; 1998 -$16,679.7)                       $17,439.5        $17,855.6

   Fixed Maturities Held-to-Maturity, at Amortized Cost
     (Market value:  1999 - $2,939.8; 1998 - $3,259.2)                            2,725.0          2,720.9

   Marketable Equity Securities, at Market Value
     (Cost:  1999 - $959.6; 1998 - $952.8)                                        2,146.9          2,036.6

   Mortgage Loans                                                                   700.9            541.5

   Real Estate (At cost less accumulated depreciation)                              229.2            601.2

   Policy Loans                                                                      88.1             88.3

   Short-Term Investments                                                           170.7            315.9
                                                                                ---------        ---------

            Total Investments                                                    23,500.3         24,160.0


Cash                                                                                149.0             74.9

Accrued Investment Income                                                           322.8            323.2

Finance Receivables
     (Less unearned finance charges and allowance for doubtful accounts)          1,344.8          1,207.7

Premiums and Other Service Fees Receivable                                        1,048.4            978.3

Other Notes and Accounts Receivable                                                 134.9            155.2

Reinsurance Recoverables                                                            388.1            317.4

Deferred Policy Acquisition Costs                                                   572.9            521.1

Land, Buildings and Equipment for Company Use
     (At cost less accumulated depreciation)                                        309.6            280.2

Goodwill                                                                          1,334.0          1,359.0

Other Assets                                                                        408.1            313.6

Separate Account Assets                                                           1,320.2          1,201.1
                                                                                ---------        ---------


            TOTAL                                                               $30,833.1        $30,891.7
                                                                                =========        =========


                                   (continued)

                       SAFECO CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  (In Millions)                      (continued)
--------------------------------------------------------------------------------

                                                                            June 30         December 31
                                                                              1999             1998
                                                                           ---------        -----------
LIABILITIES AND SHAREHOLDERS' EQUITY

Losses and Adjustment Expense                                              $ 4,287.2        $ 4,262.7
Life Policy Liabilities                                                        279.7            276.8
Unearned Premiums                                                            1,851.3          1,750.9
Funds Held Under Deposit Contracts                                          13,197.0         12,718.1
Debt:
   Commercial Paper                                                            656.2            732.7
   Credit Company Borrowings ($1,224.9 maturing within one year)             1,249.4          1,255.2
   7.875% Notes Due 2005                                                       200.0            200.0
   6.875% Notes Due 2007                                                       200.0            200.0
   Other ($7.2 maturing within one year)                                        79.8            227.7
Other Liabilities                                                            1,498.4          1,153.5
Income Taxes:
   Current                                                                       9.7              2.5
   Deferred (Includes tax on unrealized appreciation
     of investment securities: 1999 - $505.8; 1998 - $769.9)                   193.4            492.6
Separate Account Liabilities                                                 1,320.2          1,201.1
                                                                           ---------        ---------

            Total Liabilities                                               25,022.3         24,473.8
                                                                           ---------        ---------

Corporation-Obligated, Mandatorily Redeemable Capital Securities of
   Subsidiary Trust Holding Solely Junior Subordinated Debentures
   of the Corporation ("Capital Securities")                                   842.3            842.1
                                                                           ---------        ---------


Preferred Stock, No Par Value:
   Shares Authorized: 10
   Shares Issued and Outstanding:  None                                           --               --

Common Stock, No Par Value:
   Shares Authorized: 300
   Shares Reserved for Options: (1999 - 7.3; 1998 - 7.5)
   Shares Issued and Outstanding: (1999 - 131.5; 1998 - 136.3)                 857.7            885.0

Retained Earnings                                                            3,167.3          3,257.2

Total Accumulated Other Comprehensive Income -
   Unrealized Appreciation of Investment Securities, Net of Tax                943.5          1,433.6
                                                                           ---------        ---------


            Total Shareholders' Equity                                       4,968.5          5,575.8
                                                                           ---------        ---------

            TOTAL                                                          $30,833.1        $30,891.7
                                                                           =========        =========

                      SAFECO CORPORATION AND SUBSIDIARIES
             STATEMENT OF CONSOLIDATED INCOME AND RETAINED EARNINGS
                     (In Millions Except Per Share Amounts)
--------------------------------------------------------------------------------


                                                                       Six Months Ended             Three Months Ended
                                                                             June 30                      June 30
                                                                    ------------------------      ------------------------
                                                                       1999           1998           1999           1998
                                                                    ---------      ---------      ---------      ---------
REVENUES:
   Insurance:
     Property and Casualty Earned Premiums                          $ 2,147.7      $ 2,075.9      $ 1,083.3      $ 1,046.5
     Life Premiums and Other Revenues                                   177.0          176.5           90.4           89.7
                                                                    ---------      ---------      ---------      ---------
       Total                                                          2,324.7        2,252.4        1,173.7        1,136.2
   Real Estate                                                             --           39.1             --           18.6
   Credit                                                                54.1           47.4           27.1           24.0
   Asset Management                                                      21.3           17.6           11.1            9.2
   Other                                                                 61.0           30.2           28.8           15.4
   Net Investment Income                                                785.2          754.2          395.6          379.7
   Realized Investment Gain                                              86.3           44.9           30.0           17.0
                                                                    ---------      ---------      ---------      ---------
       Total                                                          3,332.6        3,185.8        1,666.3        1,600.1
                                                                    ---------      ---------      ---------      ---------

EXPENSES:
   Losses, Adjustment Expense and Policy Benefits                     2,137.4        2,054.5        1,094.0        1,066.8
   Commissions                                                          395.8          385.7          202.9          200.3
   Personnel Costs                                                      232.1          220.5          108.5          113.3
   Interest                                                              67.1           77.7           33.3           38.7
   Goodwill Amortization                                                 27.3           26.5           13.8           13.3
   Other                                                                223.0          213.6          122.1          103.9
   Amortization of Deferred Policy Acquisition Costs                    420.8          387.1          219.2          186.0
   Deferral of Policy Acquisition Costs                                (428.3)        (418.2)        (222.0)        (207.9)
                                                                    ---------      ---------      ---------      ---------
       Total                                                          3,075.2        2,947.4        1,571.8        1,514.4
                                                                    ---------      ---------      ---------      ---------

Income before Income Taxes                                              257.4          238.4           94.5           85.7
                                                                    ---------      ---------      ---------      ---------

Provision (Benefit) for Income Taxes:
    Current                                                              78.9           76.7           45.8           47.0
    Deferred                                                            (35.5)         (41.5)         (35.6)         (41.7)
                                                                    ---------      ---------      ---------      ---------
       Total                                                             43.4           35.2           10.2            5.3
                                                                    ---------      ---------      ---------      ---------

Income before Distributions on Capital Securities                       214.0          203.2           84.3           80.4

Distributions on Capital Securities, Net of Tax                         (22.4)         (22.4)         (11.2)         (11.2)
                                                                    ---------      ---------      ---------      ---------

Net Income                                                              191.6          180.8           73.1           69.2

Retained Earnings, Beginning of Period                                3,257.2        3,299.1        3,326.6        3,361.3
Amortization of Underwriting Compensation on Capital Securities          (0.2)          (0.2)          (0.1)          (0.1)
Dividends Declared                                                      (96.4)         (94.6)         (48.7)         (49.4)
Common Stock Reacquired                                                (184.9)          (4.6)        (183.6)          (0.5)
                                                                    ---------      ---------      ---------      ---------
Retained Earnings, End of Period                                    $ 3,167.3      $ 3,380.5      $ 3,167.3      $ 3,380.5
                                                                    =========      =========      =========      =========

Net Income Per Share of Common Stock:
   Diluted                                                          $    1.41      $    1.28      $    0.54      $    0.49
                                                                    =========      =========      =========      =========
   Basic                                                            $    1.42      $    1.28      $    0.55      $    0.49
                                                                    =========      =========      =========      =========

Dividends Paid to Common Shareholders                               $    0.70      $    0.64      $    0.35      $    0.32
                                                                    =========      =========      =========      =========

Average Number of Shares Outstanding During the Period:
   Diluted                                                              135.6          141.8          134.5          141.8
                                                                    =========      =========      =========      =========
   Basic                                                                135.2          141.2          134.1          141.2
                                                                    =========      =========      =========      =========

                       SAFECO CORPORATION AND SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED CASH FLOWS
                                  (In Millions)
--------------------------------------------------------------------------------


                                                                        Six Months Ended
                                                                             June 30
                                                                    ------------------------
                                                                      1999            1998**
                                                                    --------        --------
OPERATING ACTIVITIES
   Insurance Premiums Received                                      $2,297.1        $2,218.0
   Dividends and Interest Received                                     806.9           727.3
   Other Operating Receipts                                            131.7           121.1
   Insurance Claims and Policy Benefits Paid                        (1,825.4)       (1,744.9)
   Underwriting, Acquisition and Insurance Operating Costs Paid       (700.4)         (727.0)
   Interest Paid and Distributions on Capital Securities              (116.4)         (109.0)
   Other Operating Costs Paid                                          (76.8)          (61.4)
   Income Taxes Paid                                                   (58.6)          (60.0)
                                                                    --------        --------

           Net Cash Provided by Operating Activities                   458.1           364.1
                                                                    --------        --------

INVESTING ACTIVITIES
   Purchases of:
      Fixed Maturities Available-for-Sale                           (2,642.5)       (2,702.1)
      Fixed Maturities Held-to-Maturity                                   --            (0.9)
      Equities                                                         (97.7)          (86.7)
      Other Investments                                               (251.7)         (100.3)
   Maturities of Fixed Maturities Available-for-Sale                   624.9           548.9
   Maturities of Fixed Maturities Held-to-Maturity                       1.4             3.2
   Sales of:
      Fixed Maturities Available-for-Sale                            1,633.6         1,673.9
      Fixed Maturities Held-to-Maturity*                                 6.3            18.2
      Equities                                                         123.1           134.5
      Other Investments                                                592.2            86.7
   Net Increase in Short-Term Investments                              (18.3)          (63.1)
   Finance Receivables Originated or Acquired                         (340.1)         (252.3)
   Principal Payments Received on Finance Receivables                  208.2           196.7
   Other                                                              (159.5)         (138.7)
                                                                    --------        --------

           Net Cash Used in Investing Activities                      (320.1)         (682.0)
                                                                    --------        --------

FINANCING ACTIVITIES
   Funds Received Under Deposit Contracts                            1,069.2           628.0
   Return of Funds Held Under Deposit Contracts                       (533.7)         (572.2)
   Proceeds from Notes and Mortgage Borrowings                            --            20.0
   Repayment of Notes and Mortgage Borrowings                         (152.1)          (13.9)
   Net (Repayment of) Proceeds from Short-Term Borrowings              (17.1)           45.1
   Common Stock Reacquired                                            (216.8)           (5.3)
   Dividends Paid to Shareholders                                      (95.4)          (90.4)
   Other                                                              (118.0)          (28.4)
                                                                    --------        --------

           Net Cash Used in Financing Activities                       (63.9)          (17.1)
                                                                    --------        --------

Net Increase (Decrease) in Cash                                         74.1          (335.0)
Cash at the Beginning of Period                                         74.9           391.4
                                                                    --------        --------
Cash at the End of Period                                           $  149.0        $   56.4
                                                                    ========        ========

* The sales of fixed maturities held-to-maturity were made due to evidence of significant deterioration in the bond issuer's creditworthiness.
**Certain amounts have been reclassified to conform to the current year presentation.


                                   (continued)

                       SAFECO CORPORATION AND SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED CASH FLOWS
                                    (In Millions)                    (continued)
--------------------------------------------------------------------------------


                                                        Six Months Ended
                                                             June 30
                                                      ----------------------
                                                       1999           1998**
                                                      -------        -------
Net Income                                            $ 191.6        $ 180.8
                                                      -------        -------

Adjustments to Reconcile Net Income to Net Cash
    Provided by Operating Activities:
       Realized Investment Gain                         (86.3)         (44.9)
       Amortization and Depreciation                     74.4           78.0
       Amortization of Fixed Maturity Investments       (24.8)         (19.3)
       Deferred Income Tax Expense                      (35.5)         (41.5)
       Interest Expense on Deposit Contracts            294.7          253.2
       Other Adjustments                                (18.7)          12.2
       Changes in:
          Losses and Adjustment Expense                  24.5          (10.3)
          Life Policy Liabilities                         2.9           16.8
          Unearned Premiums                             100.4           68.7
          Accrued Income Taxes                            7.2            3.3
          Accrued Interest on Accrual Bonds             (23.2)         (26.1)
          Accrued Investment Income                       0.4          (16.7)
          Deferred Policy Acquisition Costs              (7.3)         (30.3)
          Other Assets and Liabilities                  (42.2)         (59.8)
                                                      -------        -------

            Total Adjustments                           266.5          183.3
                                                      -------        -------

Net Cash Provided by Operating Activities             $ 458.1        $ 364.1
                                                      =======        =======


                       SAFECO CORPORATION AND SUBSIDIARIES
              STATEMENT OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)
                                  (In Millions)
--------------------------------------------------------------------------------


                                                      Six Months Ended       Three Months Ended
                                                           June 30               June 30
                                                     ------------------     -------------------
                                                      1999        1998       1999        1998
                                                     ------      ------     ------      -------
Net Income                                           $191.6      $180.8     $ 73.1      $ 69.2

Other Comprehensive Income (Loss), Net of Taxes:
    Change in Unrealized Appreciation
    of Investment Securities                         (490.1)      121.5     (275.5)       33.9
                                                     ------      ------     ------      ------

Comprehensive Income (Loss)                         $(298.5)     $302.3    $(202.4)     $103.1
                                                     ======      ======     ======      ======




**Certain amounts have been reclassified to conform to the current year presentation.

SAFECO CORPORATION

MANAGEMENT'S DISCUSSION AND ANALYSIS
--------------------------------------------------------------------------------


SAFECO Corporation

Our net income for the first six months of 1999 was $191.6 million or $1.41 per diluted share, compared with $1.28 per share for the same period in 1998. If we exclude realized gain from investments, our income was $1.00 per diluted share, compared with $1.07 per share in 1998.

The following summarized financial information sets forth the contributions of each business segment to our consolidated income.

                                                      Six Months Ended        Three Months Ended
                                                           June 30                  June 30
                                                     1999          1998        1999          1998
-------------------------------------------------------------------------------------------------
                                                         (In Millions Except Per Share Amounts)
Income (Loss) before Realized Gain
and Income Taxes:
  Property and Casualty Insurance:
    Underwriting Loss ............................  $(113.3)     $ (75.3)     $ (77.0)     $ (64.4)
    Net Investment Income ........................    230.0        240.5        115.7        122.4
    Goodwill Amortization ........................    (21.8)       (21.4)       (11.0)       (10.7)
                                                    -------      -------      -------      -------
      Total Property and Casualty ................     94.9        143.8         27.7         47.3
  Life ...........................................     83.3         65.4         38.6         29.0
  Credit .........................................     11.0         11.2          5.7          5.7
  Asset Management ...............................      5.8          3.1          3.3          1.1
  Corporate ......................................    (23.9)       (30.0)       (10.8)       (14.4)
                                                    -------      -------      -------      -------
      Total ......................................    171.1        193.5         64.5         68.7

Realized Investment Gain before Tax ..............     86.3         44.9         30.0         17.0
                                                    -------      -------      -------      -------
Income before Income Taxes .......................    257.4        238.4         94.5         85.7

Provision (Benefit) for Income Taxes on:
  Income before Realized Gain ....................     13.3         19.7          0.1         (0.7)
  Realized Investment Gain .......................     30.1         15.5         10.1          6.0
                                                    -------      -------      -------      -------
      Total ......................................     43.4         35.2         10.2          5.3
                                                    -------      -------      -------      -------
Income before Distributions on
  Capital Securities .............................    214.0        203.2         84.3         80.4

Distributions on Capital Securities, Net of Tax ..    (22.4)       (22.4)       (11.2)       (11.2)
                                                    -------      -------      -------      -------
Net Income .......................................  $ 191.6      $ 180.8      $  73.1      $  69.2
                                                    =======      =======      =======      =======

Net Income Per Diluted Share of Common Stock:
  Income before Realized Gain ....................  $  1.00      $  1.07      $   .40      $   .41
  Realized Gain ..................................      .41          .21          .14          .08
                                                    -------      -------      -------      -------
Net Income .......................................  $  1.41      $  1.28      $   .54      $   .49
                                                    =======      =======      =======      =======

Dividends Paid to Common Shareholders ............  $   .70      $   .64      $   .35      $   .32

SAFECO CORPORATION

MANAGEMENT'S DISCUSSION AND ANALYSIS                                 (Continued)
--------------------------------------------------------------------------------



Property and Casualty Insurance

Property and casualty operations for the first six months of 1999 produced pretax income of $94.9 million before realized gain from investments, compared with $143.8 million a year ago. These operations had an underwriting loss of $113.3 million for the first half of 1999, compared with an underwriting loss of $75.3 million for the same period last year. The second quarter underwriting loss was $77.0 million, compared with an underwriting loss of $36.3 million in the first quarter of 1999 and a loss of $64.4 million for the second quarter last year. Catastrophe losses were $72 million for the first six months of 1999 and $34 million for the second quarter, compared with $105 million for the first six months last year. Underwriting results by major business line for the first six months and the second quarter of 1999 and 1998 are stated in the chart below. The combined loss and expense ratio was 105.3 for the first six months and 107.1 for the second quarter only. This compares with 103.6 for the first six months last year and 106.1 for the second quarter a year ago. Investment income was $230 million, down 4% from a year ago primarily due to providing funding for our stock repurchase program.

Underwriting Results (In Millions)


                                                      Six Months              Second Quarter
                                                 --------------------      --------------------
                                                   1999         1998         1999         1998
Personal Lines:
   Personal auto                                 $   0.5      $  15.0      $  (5.5)     $  12.2
   Homeowners                                      (34.6)       (38.7)       (15.9)       (41.1)
   Other personal lines                              7.8          6.3          3.5          4.1
Commercial Lines:
   American States Business Insurance              (85.3)       (51.1)       (54.4)       (34.6)
   SAFECO Commercial                               (13.6)       (19.5)       (11.7)        (9.6)
Surety                                              12.4         11.0          6.4          4.1
Other                                               (0.5)         1.7          0.6          0.5
                                                 -------      -------      -------      -------
Total                                            $(113.3)     $ (75.3)     $ (77.0)     $ (64.4)
                                                 =======      =======      =======      =======

Personal auto, our largest line, reported an underwriting profit of $0.5 million for the first six months, compared with a profit of $15.0 million for the first six months last year. Our auto rates have decreased by about 2% in the aggregate as price competition has intensified throughout the industry. Average loss costs increased modestly during the first six months of 1999. The number of automobile policies inforce at the end of June was one percent higher than a year ago.

Homeowners had an underwriting loss of $34.6 million for the first six months, compared with a loss of $38.7 million for the first six months of 1998. Catastrophe losses for this line were $37 million for the first six months of 1999, compared with $54 million for the first six months last year. Non-weather related losses for the first half of 1999 were $17 million higher than a year ago.

Other personal lines, which provide coverage for earthquake, dwelling fire, inland marine and boats, produced an underwriting profit of $7.8 million for the first six months, compared with a profit of $6.3 million for the same period last year.

American States Business Insurance (ASBI), which is focused on small-to-medium sized businesses, produced an underwriting loss of $85.3 million in the first six months (combined ratio of 117.8), compared with a loss of $51.1 million for the same period last year (combined ratio of 111.2). The current year results reflect an unusual number of large losses during the second quarter. In addition, weak commercial auto results and adverse weather experience continue to affect results for this business. We are working on several initiatives to improve results in this line.

SAFECO CORPORATION

MANAGEMENT'S DISCUSSION AND ANALYSIS                                 (Continued)
--------------------------------------------------------------------------------



SAFECO Commercial reported an underwriting loss of $13.6 million for the first six months (combined ratio of 104.1), compared with a loss of $19.5 million for the first six months last year (combined ratio of 106.2). Intense price competition, particularly for workers' compensation, continues to impact these results.

Surety produced a profit of $12.4 million for the first six months of 1999, compared with a profit of $11.0 million for the first six months last year.

Premiums written during the first six months increased 4% over a year ago, with personal lines down less than one percent, American States Business Insurance up 14%, and SAFECO Commercial up 5%.

During 1999, we will complete the process of cross-licensing and training agents in both SAFECO and American States products. As this transition progressed we have not taken any significant price increases in order to facilitate a smooth transition. Now that we are nearing completion of this process, we are pursuing modest price increases in many of the major product lines of all enterprises in order to improve our underwriting results.

Life Insurance

Our life insurance operations produced a pretax profit, before realized gain from investments, of $83.3 million for the first six months of 1999. This compares with $65.4 million reported for the first six months of 1998. The second quarter profit of $38.6 million compares with $29.0 million reported for the second quarter of 1998.

Earnings for the annuity lines were $44.6 million, compared with the $25.3 million reported for the first half of 1998. The second quarter gain of $22.4 million is significantly up from the $9.0 million reported in the same quarter last year. Growth in our structured settlement and variable annuity products are major contributing factors in the higher earnings. These results include losses from the equity-indexed annuity line of $4.8 million for the first half of 1999, a significant improvement compared with $13.9 million a year ago. Annuity assets now total $12.8 billion, up from $12.1 billion at the end of the first half of 1998.

Group insurance experienced a loss of $11.6 million for the first half of 1999, compared with a loss of $2.1 million for the same period last year. The second quarter loss of $8.7 million compares with a loss of $700,000 reported for the second quarter of last year. After starting to see improvements in claims for excess loss medical coverages during the first quarter of 1999, loss experience deteriorated in the second quarter, particularly for the cost of pharmaceuticals. To correct this downturn, additional underwriting and pricing actions were taken in mid-June.

Individual life earnings were $12.9 million, compared with $4.7 million for the same period last year. This increase is due to improved claims experience and lower expenses in the traditional life line of business.

SAFECO CORPORATION

MANAGEMENT'S DISCUSSION AND ANALYSIS                                 (Continued)
--------------------------------------------------------------------------------



Credit

SAFECO Credit Company produced a pretax profit of $11.0 million for the first six months of 1999, compared with $11.2 million in 1998. New loans and leases funded during the six months were a record $348 million versus $258 million in the comparable period for 1998, reflecting a 35% increase. The $108 million funded in June was a historical high. Non-affiliate receivables and operating leases were $1.5 billion, representing a 20% annualized increase from December 31, 1998. Loans and leases to insurance agents, agency premium financing and agent referral business continue to be a valuable source of new business. Our delinquency experience and write-offs continue to be at satisfactorily low rates.

SAFECO Credit's summarized financial information is as follows (in millions):

                                 JUNE 30        DECEMBER 31
                                   1999            1998
                                 --------        --------
Finance Receivables              $1,344.8        $1,207.7
Other Assets                        237.4           320.6
                                 --------        --------
   Total Assets                  $1,582.2        $1,528.3
                                 ========        ========

Credit Company Borrowings        $1,249.4        $1,255.2
Other Liabilities                   199.0           144.6
                                 --------        --------
   Total Liabilities             $1,448.4        $1,399.8
                                 ========        ========

                                 SIX MONTHS ENDED JUNE 30
                                   1999            1998
                                 --------        --------
Revenues                         $   57.3        $   52.8
Expenses                             46.3            41.6
                                 --------        --------
Income before Income Taxes           11.0            11.2
Provision for Income Taxes            3.9             4.1
                                 --------        --------
   Net Income                    $    7.1        $    7.1
                                 ========        ========

Asset Management

The pretax profit from asset management activities for the first six months of 1999 was a record $5.8 million, up from $3.1 million in 1998, an increase of 87%. Our operating profit (excluding gains and interest income) was also a record $5.0 million, compared to $2.1 million last year, a 139% increase. Higher fee revenue and reductions of one-time costs were the main reasons for the improved earnings. Assets under management totaled $7.1 billion at June 30, 1999, up slightly from $7.0 billion one year ago.

SAFECO CORPORATION

MANAGEMENT'S DISCUSSION AND ANALYSIS                                 (Continued)
--------------------------------------------------------------------------------



Sale of SAFECO Properties

The realized investment gain for the first six months of 1999 of $86 million includes $30 million of gains from the sale of real estate. This primarily relates to the sale of the majority of SAFECO Properties' assets to The Macerich Partnership, L.P. and the Ontario Teachers' Pension Plan Board, of which the largest portion closed in February 1999.

The sales are the reason for the decline in Investment Real Estate and Other Debt in the Consolidated Balance Sheet and the increase in Sales of Other Investments and the increases in Repayment of Notes and Mortgage Borrowings in the Statement of Consolidated Cash Flows. In the Statement of Consolidated Income and Retained Earnings, revenues for SAFECO Properties have been included in Other Revenues from January 1, 1999 forward and related expenses have all been included in Other Expenses. For the six months and three months ended June 30, 1999 these revenues totaled $25.3 million and $10.6 million, respectively, and expenses totaled $21.1 million and $8.0 million, respectively. In the summary of income on page 8 of this report, SAFECO Properties' pretax income amounts are included in the Corporate line. For the six months ended June 30, 1999 and 1998 these pretax income amounts totaled $4.2 million and $2.4 million, respectively, and for the three months ended June 30, 1999 and 1998 totaled $2.6 million and $1.2 million, respectively.

Investment Portfolios

The market value of our consolidated bond portfolio was $488 million in excess of amortized cost at June 30, 1999, down from $1.7 billion at December 31, 1998 as a result of higher interest rates. The market value of our equity securities portfolio was $1.2 billion in excess of cost at June 30, 1999.

Dividend

The second quarter of 1999 dividend paid in July to common shareholders was paid at the rate of $0.37 per share, reflecting a 5.7% increase over the previous payment.

Stock Repurchase Program

In May 1999, the Board of Directors approved the purchase of 8,000,000 shares of SAFECO Corporation common stock. During the second quarter, the company purchased 4,821,000 shares in the open market for $213.6 million, for an average price of $44.31 per share. Approximately 785,000 of these shares were purchased under a previous authorization. Therefore, the number of shares authorized but not yet purchased under the remaining authorization is 3,964,000 shares.

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

SAFECO CORPORATION

MANAGEMENT'S DISCUSSION AND ANALYSIS                                 (Continued)
--------------------------------------------------------------------------------



The total Year 2000 readiness cost for SAFECO is currently estimated at approximately $18 million and as of June 30, 1999 SAFECO has incurred approximately $17 million of that amount. These estimated amounts include both modification costs, which are expensed as incurred, and certain replacement systems costs, some of which are capitalized and amortized. Approximately 98% of SAFECO's existing systems have been internally verified as being Year 2000 ready as of June 30, 1999. SAFECO's last mission-critical system is scheduled to be Year 2000 ready in August 1999. The program of testing and running the systems after Year 2000 programming changes have been made is currently in process and expected to continue through 1999. SAFECO also intends to bring all of its mainframe systems down on December 31, 1999 and bring them back up on January 1, 2000. This will preserve information contained in those systems at December 31, 1999 and permit SAFECO to retrieve and use that information should an unanticipated Year 2000 problem occur. In addition, as a contingency against unanticipated problems on and after January 1, 2000, SAFECO's Information Systems department will be prepared to address on an expedited basis any problems that should arise. Although absolute assurance is not possible, based on our current progress and continuing modifications, SAFECO believes that by January 1, 2000 it will be Year 2000 ready and that Year 2000 issues will not pose significant operational problems for its computer systems.

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

SAFECO CORPORATION

--------------------------------------------------------------------------------
Other  -- Footnotes



SEGMENT DATA

Six Months Ended                              Underwriting   Pretax Income   Net Income           Total
June 30, 1999                     Revenues     Gain (Loss)      (Loss)*       (Loss)              Assets
------------------------------------------------------------- --------------------------------------------
Property and Casualty:
    Personal Lines:
       Personal Auto            $    862.5      $    0.5
       Homeowners                    349.5         (34.6)
       Other                          88.0           7.8
    Commercial Lines:
       ASBI                          478.5         (85.3)
       SAFECO Commercial             335.6         (13.6)
    Surety                            29.7          12.4
    Other                              3.9          (0.5)
                                ----------      --------
       Total                       2,147.7      $ (113.3)      $   94.9       $     145.1      $  12,154.9
                                ----------      ========       --------
Life:
    Retirement Services               16.6                         25.0
    Settlement Annuities               0.7                         19.6
    Group                             96.5                        (11.6)
    Individual                        56.4                         12.9
    Other                              6.8                         37.4
                                ----------                     --------
       Total                         177.0                         83.3              53.2         16,819.1
                                ----------                     --------

Credit                                54.1                         11.0               7.1          1,582.2
Asset Management                      21.3                          5.8               3.8             69.6
Other and Eliminations                61.0                        (23.9)            (17.6)           207.3
                                ----------                     --------       -----------      -----------

    Consolidated Totals         $  2,461.1                     $  171.1       $     191.6      $  30,833.1
                                ==========                     ========       ===========      ===========



Six Months Ended                               Underwriting  Pretax Income   Net Income           Total
June 30, 1998                    Revenues       Gain (Loss)     (Loss)*        (Loss)            Assets
----------------------------------------------------------------------------------------------------------
Property and Casualty:
    Personal Lines:
       Personal Auto            $   854.6       $    15.0
       Homeowners                   337.7           (38.7)
       Other                         80.4             6.3
    Commercial Lines:
       ASBI                         454.3           (51.1)
       SAFECO Commercial            313.9           (19.5)
    Surety                           28.1            11.0
    Other                             6.9             1.7
                                ---------       ---------
       Total                      2,075.9       $   (75.3)     $   143.8      $   166.5         $12,651.9
                                ---------       =========      ---------
Life:
    Retirement Services              12.9                           11.1
    Settlement Annuities              0.7                           14.2
    Group                           101.5                           (2.1)
    Individual                       54.7                            4.7
    Other                             6.7                           37.5
                                ---------                      ---------
       Total                        176.5                           65.4           45.9          15,956.1
                                ---------                      ---------
Real Estate                          39.1                            2.4            0.5             668.9
Credit                               47.4                           11.2            7.1           1,319.4
Asset Management                     17.6                            3.1            2.0              77.4
Other and Eliminations               30.2                          (32.4)         (41.2)           (381.3)
                                ---------                      ---------      ---------         ---------
    Consolidated Totals         $ 2,386.7                      $   193.5      $   180.8         $30,292.4
                                =========                      =========      =========         =========


* Earnings before realized gains (losses), distributions on capital securities and income taxes.

SAFECO CORPORATION

Other  -- Footnotes                                                  (Continued)
--------------------------------------------------------------------------------


SEGMENT DATA

Three Months Ended                             Underwriting  Pretax Income  Net Income       Total
June 30, 1999                    Revenues       Gain (Loss)     (Loss)*       (Loss)         Assets
------------------------------------------------------------------------------------------------------
Property and Casualty:
    Personal Lines:
       Personal Auto            $   432.1       $    (5.5)
       Homeowners                   175.8           (15.9)
       Other                         44.4             3.5
    Commercial Lines:
       ASBI                         243.9           (54.4)
       SAFECO Commercial            170.2           (11.7)
    Surety                           15.3             6.4
    Other                             1.6             0.6
                                ---------       ---------
       Total                      1,083.3       $   (77.0)    $    27.7     $    60.7        $12,154.9
                                ---------       =========     ---------
Life:
    Retirement Services               8.9                          12.4
    Settlement Annuities              0.4                          10.0
    Group                            48.5                          (8.7)
    Individual                       29.4                           6.3
    Other                             3.2                          18.6
                                ---------                     ---------
       Total                         90.4                          38.6          23.3         16,819.1
                                ---------                     ---------
Credit                               27.1                           5.7           3.7          1,582.2
Asset Management                     11.1                           3.3           2.2             69.6
Other and Eliminations               28.8                         (10.8)        (16.8)           207.3
                                ---------                     ---------     ---------        ---------
    Consolidated Totals         $ 1,240.7                     $    64.5     $    73.1        $30,833.1
                                =========                     =========     =========        =========



Three Months Ended                             Underwriting  Pretax Income  Net Income        Total
June 30, 1998                    Revenues       Gain (Loss)     (Loss)*       (Loss)          Assets
------------------------------------------------------------------------------------------------------
Property and Casualty:
    Personal Lines:
       Personal Auto            $   431.9       $    12.2
       Homeowners                   169.7           (41.1)
       Other                         41.2             4.1
    Commercial Lines:
       ASBI                         226.8           (34.6)
       SAFECO Commercial            159.6            (9.6)
    Surety                           13.9             4.1
    Other                             3.4             0.5
                                ---------       ---------
       Total                      1,046.5       $   (64.4)    $    47.3     $    66.0        $12,651.9
                                ---------       =========     ---------
Life:
    Retirement Services               7.4                           2.0
    Settlement Annuities              0.3                           7.0
    Group                            51.8                          (0.7)
    Individual                       27.0                           2.2
    Other                             3.2                          18.5
                                ---------                     ---------
       Total                         89.7                          29.0          18.8         15,956.1
                                ---------                     ---------
Real Estate                          18.6                           1.2          (0.4)           668.9
Credit                               24.0                           5.7           3.6          1,319.4
Asset Management                      9.2                           1.1           0.7             77.4
Other and Eliminations               15.4                         (15.6)        (19.5)          (381.3)
                                ---------                     ---------     ---------        ---------
    Consolidated Totals         $ 1,203.4                     $    68.7     $    69.2        $30,292.4
                                =========                     =========     =========        =========

* Earnings before realized gains (losses), distributions on capital securities and income taxes.

SAFECO CORPORATION

Other  -- Footnotes                                                  (Continued)
--------------------------------------------------------------------------------



The following additional footnote disclosure relates to new accounting standards.

Nature of Operations and Summary of Significant Accounting Policies -- New Accounting Standards

The Financial Accounting Standards Board (FASB) issued Statement 133, "Accounting for Derivative Instruments and Hedging Activities," in June 1998. The Statement amends or supersedes several previous FASB statements and requires recognizing all derivatives as either assets or liabilities in the statement of financial position and measuring those instruments at fair value. The FASB also issued Statement 137 in June 1999 which allows entities to defer adoption of Statement 133 to fiscal years beginning June 15, 2000. Statement 133 may still be adopted early, as of the beginning of any fiscal quarter that begins after June 1998. SAFECO will adopt the new statement no later than the first quarter of 2001. The impact of the Statement is currently being studied, and the effect of the new statement on the financial statements has not yet been determined.

SAFECO CORPORATION

Part II - Other Information
--------------------------------------------------------------------------------



Item 4. Submission of Matters to a Vote of Security Holders

        The Annual Meeting of Shareholders of SAFECO Corporation was held May 5, 1999. SAFECO shareholders elected five nominees to the Board of Directors by the votes shown below. The terms of all of the nominees elected will expire in 2002 with the exception of Mr. Rice, whose term will expire in 2000. There were no broker non-votes with respect to any of the nominees.

                                      For            Withheld
                                      ---            --------
      Phyllis J. Campbell          123,061,108         629,768
      Boh A. Dickey                123,086,388         604,488
      William P. Gerberding        122,939,568         751,308
      Norman B. Rice               122,111,519       1,579,357
      Paul W. Skinner              123,101,963         588,913

        Continuing as Directors are Joshua Green III, William G. Reed, Jr. and Judith M. Runstad, whose terms expire in 2000; and Robert S. Cline, Roger H. Eigsti, John W. Ellis and William W. Krippaehne, Jr., whose terms expire in 2001.

        The proposal to approve the SAFECO Long-Term Incentive Plan of 1997 as amended and restated was adopted by the favorable vote of 111,850,721 shares, with 11,223,210 shares voted "against" and 616,945 shares abstaining. There were no broker non-votes with respect to the proposal.

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

        (b)Reports on Form 8-K

                     The Registrant filed an 8-K dated May 5, 1999 under Item 5 (Other Items), announcing a stock repurchase program approved by its Board of Directors on May 5, 1999.

                     The Registrant filed an 8-K dated July 13, 1999 under Item 5, announcing its preliminary review of earnings for the second quarter of 1999.