Form 10-Q
period 1999-09-30
SAFECO CORP
filed 1999-11-12
CIK 86104

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE QUARTER ENDED SEPTEMBER 30, 1999.

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

                                 (206) 545-5000
                                   (Telephone)

130,012,454 shares of no par value common stock were outstanding at September 30, 1999.

           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ].

                               SAFECO CORPORATION
                        TABLE OF CONTENTS AND SIGNATURES
--------------------------------------------------------------------------------

Part I - Financial Information                                                                Page
                                                                                              ----
     Item 1. Financial Statements:
              Consolidated Balance Sheet                                                       3
                 September 30, 1999 and December 31, 1998
              Statement of Consolidated Income and Retained Earnings                           5
                 for the Nine Months and Quarters Ended September 30, 1999 and 1998
              Statement of Consolidated Cash Flows                                             6
                 for Nine Months Ended September 30, 1999 and 1998
              Statement of Consolidated Comprehensive Income (Loss)                            7
                 for the Nine Months and Quarters Ended September 30, 1999 and 1998
              Notes to Consolidated Financial Statements                                       8

     Item 2. Management's Discussion and Analysis                                              11

Part II - Other Information

     Item 1. Legal Proceedings                                                                 17

     Item 6. Exhibits and Reports on Form 8-K                                                  17


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

                                            SAFECO CORPORATION
                                            ------------------------------------
                                            Registrant

                                            ROD A. PIERSON
                                            ------------------------------------
                                            Rod A. Pierson
                                            Senior Vice President
             Dated November 12, 1999        and Chief Financial Officer

                                            H. PAUL LOWBER
                                            ------------------------------------
                                            H. Paul Lowber
                                            Vice President, Controller and
             Dated November 12, 1999        Chief Accounting Officer

                       SAFECO CORPORATION AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS
                           CONSOLIDATED BALANCE SHEET
                                  (In Millions)
--------------------------------------------------------------------------------

                                                                                  September 30        December 31
                       ASSETS                                                        1999                1998
                                                                                   ---------           ---------
Investments:

   Fixed Maturities Available-for-Sale, at Market Value
     (Amortized cost:  $17,156.4; $16,679.7)                                       $17,174.3           $17,855.6

   Fixed Maturities Held-to-Maturity, at Amortized Cost
     (Market value:  $2,878.6; $3,259.2)                                             2,733.1             2,720.9

   Marketable Equity Securities, at Market Value
     (Cost:  $962.1; $952.8)                                                         1,909.1             2,036.6

   Mortgage Loans                                                                      728.7               541.5

   Real Estate (At cost less accumulated depreciation)                                  94.1               596.0

   Policy Loans                                                                         90.7                88.3

   Other Invested Assets                                                                24.2                23.5

   Short-Term Investments                                                              228.8               315.9
                                                                                   ---------           ---------

            Total Investments                                                       22,983.0            24,178.3

Cash                                                                                    86.9                74.9

Accrued Investment Income                                                              337.8               323.2

Finance Receivables

     (Less unearned finance charges and allowance for doubtful accounts)             1,410.8             1,207.7

Premiums and Other Service Fees Receivable                                           1,080.2               978.3

Other Notes and Accounts Receivable                                                    131.5               155.2

Current Income Tax Recoverable                                                          14.6                  --

Reinsurance Recoverables                                                               401.8               317.4

Deferred Policy Acquisition Costs                                                      591.5               521.1

Land, Buildings and Equipment for Company Use
     (At cost less accumulated depreciation)                                           324.8               280.2

Goodwill (Accumulated amortization:  $127.6; $86.5)                                  1,320.7             1,359.0

Other Assets                                                                           353.5               295.3

Separate Account Assets                                                              1,247.1             1,201.1
                                                                                   ---------           ---------

            TOTAL                                                                  $30,284.2           $30,891.7
                                                                                   =========           =========


                                   (continued)

                       SAFECO CORPORATION AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS
                     CONSOLIDATED BALANCE SHEET (Continued)
                                  (In Millions)
--------------------------------------------------------------------------------

                                                                            September 30         December 31
            LIABILITIES AND SHAREHOLDERS' EQUITY                                 1999                1998
                                                                              ---------           ---------
Losses and Adjustment Expense                                                 $ 4,373.5           $ 4,262.7
Life Policy Liabilities                                                           282.3               276.8
Unearned Premiums                                                               1,911.7             1,750.9
Funds Held Under Deposit Contracts                                             13,563.6            12,718.1
Debt:

   Commercial Paper                                                               674.4               732.7
   Credit Company Borrowings ($1,150.1 maturing within one year)                1,161.4             1,255.2
   7.875% Notes Due 2005                                                          200.0               200.0
   6.875% Notes Due 2007                                                          200.0               200.0
   Other ($6.8 maturing within one year)                                           78.3               227.7
Other Liabilities                                                               1,168.5             1,153.5
Income Taxes:
   Current                                                                           --                 2.5
   Deferred (Includes tax on unrealized appreciation
     of investment securities: $335.7; $769.9)                                     23.1               492.6
Separate Account Liabilities                                                    1,247.1             1,201.1
                                                                              ---------           ---------
            Total Liabilities                                                  24,883.9            24,473.8
                                                                              ---------           ---------

Corporation-Obligated, Mandatorily Redeemable Capital Securities of
   Subsidiary Trust Holding Solely Junior Subordinated Debentures
   of the Corporation ("Capital Securities")                                      842.4               842.1
                                                                              ---------           ---------

Preferred Stock, No Par Value:
   Shares Authorized: 10
   Shares Issued and Outstanding:  None                                              --                  --

Common Stock, No Par Value:
   Shares Authorized: 300
   Shares Reserved for Options: (7.3; 7.5)
   Shares Issued and Outstanding: (130.0; 136.3)                                  848.5               885.0


Retained Earnings                                                               3,088.9             3,257.2

Total Accumulated Other Comprehensive Income -
   Unrealized Appreciation of Investment Securities, Net of Tax                   620.5             1,433.6
                                                                              ---------           ---------

            Total Shareholders' Equity                                          4,557.9             5,575.8
                                                                              ---------           ---------

            TOTAL                                                             $30,284.2           $30,891.7
                                                                              =========           =========

                       SAFECO CORPORATION AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS
             STATEMENT OF CONSOLIDATED INCOME AND RETAINED EARNINGS
                     (In Millions Except Per Share Amounts)

--------------------------------------------------------------------------------

                                                                          Nine Months Ended                 Three Months Ended
                                                                             September 30                      September 30
                                                                      --------------------------        --------------------------
                                                                        1999             1998             1999             1998
                                                                      ---------        ---------        ---------        ---------
REVENUES:
   Insurance:
     Property and Casualty Earned Premiums                            $ 3,255.7        $ 3,140.1        $ 1,108.0        $ 1,064.2
     Life Premiums and Other Revenues                                     268.4            266.1             91.4             89.6
                                                                      ---------        ---------        ---------        ---------
       Total                                                            3,524.1          3,406.2          1,199.4          1,153.8
   Real Estate                                                               --             58.9               --             19.8
   Credit                                                                  84.3             72.7             30.2             25.3
   Asset Management                                                        32.7             28.6             11.4             11.0
   Other                                                                   84.9             45.8             23.9             15.6
   Net Investment Income                                                1,182.5          1,137.9            397.3            383.7
   Realized Investment Gain                                                96.3             62.4             10.0             17.5
                                                                      ---------        ---------        ---------        ---------
       Total                                                            5,004.8          4,812.5          1,672.2          1,626.7
                                                                      ---------        ---------        ---------        ---------

EXPENSES:

   Losses, Adjustment Expense and Policy Benefits                       3,331.5          3,072.4          1,194.1          1,017.9
   Commissions                                                            594.8            593.5            199.0            207.8
   Personnel Costs                                                        348.9            323.7            116.8            103.2
   Interest                                                               102.9            119.0             35.8             41.3
   Goodwill Amortization                                                   41.0             40.0             13.7             13.5
   Other                                                                  339.0            330.4            116.0            116.8
   Write-off of Life Company Deferred Acquisition Costs                      --             46.8               --             46.8
   Amortization of Deferred Policy Acquisition Costs                      624.0            586.9            203.2            199.8
   Deferral of Policy Acquisition Costs                                  (651.2)          (635.0)          (222.9)          (216.8)
                                                                      ---------        ---------        ---------        ---------
       Total                                                            4,730.9          4,477.7          1,655.7          1,530.3
                                                                      ---------        ---------        ---------        ---------

Income before Income Taxes                                                273.9            334.8             16.5             96.4
                                                                      ---------        ---------        ---------        ---------
Provision (Benefit) for Income Taxes:

    Current                                                                65.7             81.5            (13.2)             4.8
    Deferred                                                              (33.1)           (36.0)             2.4              5.5
                                                                      ---------        ---------        ---------        ---------
       Total                                                               32.6             45.5            (10.8)            10.3
                                                                      ---------        ---------        ---------        ---------

Income before Distributions on Capital Securities                         241.3            289.3             27.3             86.1

Distributions on Capital Securities, Net of Tax                           (33.6)           (33.6)           (11.2)           (11.2)
                                                                      ---------        ---------        ---------        ---------

Net Income                                                                207.7            255.7             16.1             74.9

Retained Earnings, Beginning of Period                                  3,257.2          3,299.1          3,167.3          3,380.5
Amortization of Underwriting Compensation on Capital Securities            (0.3)            (0.3)            (0.1)            (0.1)
Dividends Declared                                                       (144.5)          (142.3)           (48.1)           (47.7)
Common Stock Reacquired                                                  (231.2)          (200.2)           (46.3)          (195.6)
                                                                      ---------        ---------        ---------        ---------
Retained Earnings, End of Period                                      $ 3,088.9        $ 3,212.0        $ 3,088.9        $ 3,212.0
                                                                      =========        =========        =========        =========

Net Income Per Share of Common Stock:

   Diluted                                                            $    1.55        $    1.81        $    0.12        $    0.54
                                                                      =========        =========        =========        =========
   Basic                                                              $    1.55        $    1.82        $    0.12        $    0.54
                                                                      =========        =========        =========        =========

Dividends Paid to Common Shareholders                                 $    1.07        $    0.99        $    0.37        $    0.35
                                                                      =========        =========        =========        =========

Average Number of Shares Outstanding During the Period:

   Diluted                                                                134.0            141.0            131.0            139.4
                                                                      =========        =========        =========        =========
   Basic                                                                  133.7            140.4            130.8            138.9
                                                                      =========        =========        =========        =========

                       SAFECO CORPORATION AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS
                      STATEMENT OF CONSOLIDATED CASH FLOWS
                                  (In Millions)
--------------------------------------------------------------------------------

                                                                          Nine Months Ended
                                                                            September 30
                                                                      ------------------------
                                                                        1999            1998
                                                                      --------        --------
OPERATING ACTIVITIES
   Insurance Premiums Received                                        $3,467.7        $3,351.6
   Dividends and Interest Received                                     1,187.1         1,104.4
   Other Operating Receipts                                              187.2           187.2
   Insurance Claims and Policy Benefits Paid                          (2,769.5)       (2,670.0)
   Underwriting, Acquisition and Insurance Operating Costs Paid       (1,198.3)       (1,179.8)
   Interest Paid and Distributions on Capital Securities                (181.2)         (181.6)
   Other Operating Costs Paid                                           (105.7)          (99.1)
   Income Taxes Paid                                                     (61.1)          (65.1)
                                                                      --------        --------
           Net Cash Provided by Operating Activities                     526.2           447.6
                                                                      --------        --------
INVESTING ACTIVITIES
   Purchases of:

      Fixed Maturities Available-for-Sale                             (3,911.3)       (3,197.5)
      Fixed Maturities Held-to-Maturity                                   (1.2)           (1.7)
      Equities                                                          (168.2)         (119.3)
      Other Investments                                                 (380.4)         (157.5)
   Maturities of Fixed Maturities Available-for-Sale                     894.0           808.0
   Maturities of Fixed Maturities Held-to-Maturity                         2.6             5.0
   Sales of:
      Fixed Maturities Available-for-Sale                              2,607.9         1,859.5
      Fixed Maturities Held-to-Maturity*                                   6.3            18.2
      Equities                                                           230.5           168.0
      Other Investments                                                  780.2           125.2
   Net Increase in Short-Term Investments                                (20.3)          (47.0)
   Finance Receivables Originated or Acquired                           (546.4)         (417.5)
   Principal Payments Received on Finance Receivables                    322.6           281.0
   Other                                                                 (77.5)         (148.6)
                                                                      --------        --------
           Net Cash Used in Investing Activities                        (261.2)         (824.2)
                                                                      --------        --------

FINANCING ACTIVITIES

   Funds Received Under Deposit Contracts                              1,311.2           868.3
   Return of Funds Held Under Deposit Contracts                         (798.4)         (819.3)
   Proceeds from Notes and Mortgage Borrowings                              --            20.0
   Repayment of Notes and Mortgage Borrowings                           (136.0)          (43.8)
   Net (Repayment of) Proceeds from Short-Term Borrowings               (171.2)          363.2
   Common Stock Reacquired                                              (273.1)         (233.1)
   Dividends Paid to Shareholders                                       (144.1)         (139.8)
   Other                                                                 (41.4)           24.7
                                                                      --------        --------
           Net Cash (Used in) Provided by Financing Activities          (253.0)           40.2
                                                                      --------        --------
Net Increase (Decrease) in Cash                                          12.0           (336.4)
Cash at the Beginning of Period                                           74.9           391.4
                                                                      --------        --------
Cash at the End of Period                                             $   86.9        $   55.0
                                                                      ========        ========

*The sales of fixed maturities held-to-maturity were made due to evidence of significant deterioration in the bond issuer's creditworthiness.

                                   (continued)

                       SAFECO CORPORATION AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS
                STATEMENT OF CONSOLIDATED CASH FLOWS (Continued)
                                  (In Millions)
--------------------------------------------------------------------------------

                                                          Nine Months Ended
                                                           September 30
                                                        --------------------
                                                         1999          1998
                                                        ------        ------
Net Income                                              $207.7        $255.7
                                                        ------        ------
Adjustments to Reconcile Net Income to Net Cash
    Provided by Operating Activities:

       Realized Investment Gain                          (96.3)        (62.4)
       Amortization and Depreciation                     113.1         115.3
       Amortization of Fixed Maturity Investments        (36.4)        (32.0)
       Deferred Income Tax Benefit                       (33.1)        (36.0)
       Interest Expense on Deposit Contracts             417.1         359.5
       Other Adjustments                                  (1.7)         16.1
       Changes in:
          Losses and Adjustment Expense                  110.8         (40.3)
          Life Policy Liabilities                          5.5          22.8
          Unearned Premiums                              160.8          97.3
          Accrued Income Taxes                           (17.1)         (2.7)
          Accrued Interest on Accrual Bonds              (30.6)        (37.8)
          Accrued Investment Income                      (14.6)        (48.8)
          Deferred Policy Acquisition Costs              (27.2)         (5.0)
          Other Assets and Liabilities                  (231.8)       (154.1)
                                                        ------        ------
            Total Adjustments                            318.5         191.9
                                                        ------        ------
Net Cash Provided by Operating Activities               $526.2        $447.6
                                                        ======        ======



                       SAFECO CORPORATION AND SUBSIDIARIES
              STATEMENT OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)
                                  (In Millions)
--------------------------------------------------------------------------------

                                                          Nine Months Ended            Three Months Ended
                                                            September 30                  September 30
                                                        ---------------------        ---------------------
                                                         1999           1998          1999           1998
                                                        ------         ------        ------         ------
Net Income                                             $ 207.7         $255.7       $  16.1         $ 74.9

Other Comprehensive Income (Loss), Net of Taxes:
    Change in Unrealized Appreciation
    of Investment Securities                            (813.1)         203.8        (323.0)          82.3
                                                        ------         ------        ------         ------

Comprehensive Income (Loss)                            $(605.4)        $459.5       $(306.9)        $157.2
                                                        ======         ======        ======         ======

                       SAFECO CORPORATION AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


Note 1 - Nature of Operations and Summary of Significant Accounting Policies

SAFECO Corporation ("SAFECO" or the "Corporation") is a Washington corporation that owns operating subsidiaries in various segments of insurance and other financially related businesses. SAFECO's businesses operate on a nationwide basis.

The accompanying unaudited condensed consolidated financial statements and notes have been prepared in accordance with generally accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation of results for the interim periods have been included. It is suggested that these condensed consolidated financial statements and notes be read in conjunction with the financial statements and notes included in the Corporation's Form 10-K for the year ended December 31, 1998 which has been previously filed with the Commission.

Certain reclassifications have been made to the prior year financial information to conform to the current year classifications.

Note 2 - New Accounting Standards

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

                       SAFECO CORPORATION AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
--------------------------------------------------------------------------------

Note 3 - Segment Data
Nine Months Ended                             Underwriting   Pretax Income    Net Income       Total
September 30, 1999              Revenues       Gain (Loss)      (Loss)*        (Loss)         Assets
------------------------       ---------      ------------     ---------      ---------      ---------
Property and Casualty:
   Personal Lines:

     Personal Auto             $ 1,295.5       $   (25.1)
     Homeowners                    527.5           (57.7)
     Other                         132.5            10.9
   Commercial Lines:

     ASBI                          741.1          (146.3)
     SAFECO Commercial             509.1           (48.4)
   Surety                           44.3            13.2
   Other                             5.7             1.0
                               ---------       ---------
     Total                       3,255.7       $  (252.4)      $    59.6      $   146.9      $11,800.7
                               ---------       ---------       ---------
Life:

   Retirement Services              24.9                            36.3
   Settlement Annuities              0.9                            31.1
   Group                           145.0                           (15.8)
   Individual                       87.6                            22.3
   Other                            10.0                            54.9
                               ---------                       ---------
     Total                         268.4                           128.8           81.5       16,798.3
                               ---------                       ---------
Credit                              84.3                            17.6           11.5        1,559.7
Asset Management                    32.7                             9.5            6.1           70.2
Other and Eliminations              84.9                           (37.9)         (38.3)          55.3
                               ---------                       ---------      ---------      ---------
   Consolidated Totals         $ 3,726.0                       $   177.6      $   207.7      $30,284.2
                               =========                       =========      =========      =========



Nine Months Ended                             Underwriting   Pretax Income   Net Income      Total
September 30, 1998              Revenues       Gain (Loss)      (Loss)*       (Loss)         Assets
------------------------       ---------      ------------     ---------      ---------      ---------
Property and Casualty:
   Personal Lines:

     Personal Auto             $ 1,291.3       $    20.8
     Homeowners                    511.4           (52.0)
     Other                         122.7             8.9
   Commercial Lines:

     ASBI                          682.6           (66.1)
     SAFECO Commercial             476.8           (24.0)
   Surety                           43.0            16.0
   Other                            12.3             0.7
                               ---------       ---------
     Total                       3,140.1       $   (95.7)     $   234.2      $   254.6      $12,678.5
                               ---------       ---------      ---------

Life:
   Retirement Services              19.5                           29.3
   Settlement Annuities              1.1                           21.6
   Group                           151.8                           (8.8)
   Individual                       83.5                            7.9
   Other                            10.2                           56.5
                               ---------                      ---------
     Total                         266.1                          106.5           46.0       16,037.8
                               ---------                      ---------
Real Estate                         58.9                            4.5            2.8          652.5
Credit                              72.7                           16.7           10.7        1,408.1
Asset Management                    28.6                            6.5            4.3           66.4
Other and Eliminations              45.8                          (49.2)         (62.7)        (282.4)
                               ---------                      ---------      ---------      ---------
   Consolidated Totals         $ 3,612.2                      $   319.2      $   255.7      $30,560.9
                               =========                      =========      =========      =========


* Earnings before realized gains (losses), distributions on capital securities and income taxes. The 1998 Life amounts exclude the effect of the write-off of $46.8 million of deferred acquisition costs.

                                   (Continued)

                       SAFECO CORPORATION AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
--------------------------------------------------------------------------------

Note 3 - Segment Data (Continued)

Three Months Ended                            Underwriting   Pretax Income  Net Income       Total
September 30, 1999             Revenues       Gain (Loss)       (Loss)*       (Loss)        Assets
                               ---------      ------------     ---------     ---------     ---------
Property and Casualty:
   Personal Lines:

     Personal Auto             $   433.0       $   (25.6)
     Homeowners                    178.0           (23.1)
     Other                          44.5             3.1
   Commercial Lines:

     ASBI                          262.6           (61.0)
     SAFECO Commercial             173.5           (34.8)
   Surety                           14.6             0.8
   Other                             1.8             1.5
                                 -------       ---------
     Total                       1,108.0       $  (139.1)      $   (35.3)    $     1.8     $11,800.7
                                 -------       ---------       ---------

Life:

   Retirement Services               8.3                            11.3
   Settlement Annuities              0.2                            11.5
   Group                            48.5                            (4.2)
   Individual                       31.2                             9.4
   Other                             3.2                            17.5
                                 -------                       ---------
     Total                          91.4                            45.5          28.3      16,798.3
                                 -------                       ---------
Credit                              30.2                             6.6           4.4       1,559.7
Asset Management                    11.4                             3.7           2.3          70.2
Other and Eliminations              23.9                           (14.0)        (20.7)         55.3
                               ---------                       ---------     ---------     ---------
   Consolidated Totals         $ 1,264.9                       $     6.5     $    16.1     $30,284.2
                               =========                       =========     =========     =========



Three Months Ended                            Underwriting  Pretax Income    Net Income     Total
September 30, 1998               Revenues     Gain (Loss)      (Loss)*        (Loss)        Assets
                               ---------       ---------      ---------      ---------     ---------
Property and Casualty:
   Personal Lines:

     Personal Auto             $   436.7       $     5.8
     Homeowners                    173.7           (13.3)
     Other                          42.3             2.6
   Commercial Lines:

     ASBI                          228.3           (15.0)
     SAFECO Commercial             162.9            (4.5)
   Surety                           14.9             5.0
   Other                             5.4            (1.0)
                               ---------       ---------
     Total                       1,064.2       $   (20.4)     $    90.4      $    88.1     $12,678.5
                               ---------       ---------      ---------

Life:

   Retirement Services               6.6                           18.2
   Settlement Annuities              0.4                            7.4
   Group                            50.3                           (6.7)
   Individual                       28.8                            3.2
   Other                             3.5                           19.0
                               ---------                      ---------
     Total                          89.6                           41.1            0.1      16,037.8
                               ---------                      ---------
Real Estate                         19.8                            2.1            2.3         652.5
Credit                              25.3                            5.5            3.6       1,408.1
Asset Management                    11.0                            3.4            2.3          66.4
Other and Eliminations              15.6                          (16.8)         (21.5)       (282.4)
                               ---------                      ---------      ---------     ---------
   Consolidated Totals         $ 1,225.5                      $   125.7      $    74.9     $30,560.9
                               =========                      =========      =========     =========


* Earnings before realized gains (losses), distributions on capital securities and income taxes. The 1998 Life amounts exclude the effect of the write-off of $46.8 million of deferred acquisition costs.

                       SAFECO CORPORATION AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION
                  ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
--------------------------------------------------------------------------------

SAFECO Corporation

Our net income for the first nine months of 1999 was $207.7 million or $1.55 per diluted share, compared with $1.81 per share for the same period in 1998. If we exclude realized gain from investments and the one-time write-off of deferred acquisition costs in 1998, our income was $1.08 per diluted share, compared with $1.74 per share in 1998. Income was $0.07 per diluted share for the third quarter of 1999, compared with $0.68 per share for the third quarter of 1998 excluding realized gain and the one-time write-off.

The following summarized financial information sets forth the contributions of each business segment to our consolidated income.

                                                       NINE MONTHS ENDED         THREE MONTHS ENDED
                                                          SEPTEMBER 30              SEPTEMBER 30
                                                      --------------------      --------------------
                                                       1999         1998         1999         1998
                                                      -------      -------      -------      -------
                                                          (IN MILLIONS EXCEPT PER SHARE AMOUNTS)
Income (Loss) before Realized Gain
and Income Taxes:

   Property and Casualty Insurance:

     Underwriting Loss                                $(252.4)     $ (95.7)     $(139.1)     $ (20.4)
     Net Investment Income                              344.9        362.0        114.9        121.5
     Goodwill Amortization                              (32.9)       (32.1)       (11.1)       (10.7)
                                                      -------      -------      -------      -------

        Total Property and Casualty                      59.6        234.2        (35.3)        90.4

     Life                                               128.8        106.5         45.5         41.1
        Write-off of Deferred Acquisition Costs            --        (46.8)          --        (46.8)

     Credit                                              17.6         16.7          6.6          5.5
     Asset Management                                     9.5          6.5          3.7          3.4
     Corporate                                          (37.9)       (44.7)       (14.0)       (14.7)
                                                      -------      -------      -------      -------

        Total                                           177.6        272.4          6.5         78.9

Realized Investment Gain before Tax                      96.3         62.4         10.0         17.5
                                                      -------      -------      -------      -------

Income before Income Tax                                273.9        334.8         16.5         96.4
                                                      -------      -------      -------      -------

Provision (Benefit) for Income Taxes on:

     Income before Realized Gain                         (1.2)        23.7        (14.5)         4.0
     Realized Investment Gain                            33.8         21.8          3.7          6.3
                                                      -------      -------      -------      -------

        Total                                            32.6         45.5        (10.8)        10.3
                                                      -------      -------      -------      -------

Income before Distributions on

     Capital Securities                                 241.3        289.3         27.3         86.1

Distributions on Capital  Securities,  Net of Tax       (33.6)       (33.6)       (11.2)       (11.2)

                                                      -------      -------      -------      -------

Net Income                                            $ 207.7      $ 255.7      $  16.1      $  74.9
                                                      =======      =======      =======      =======

Net Income Per Diluted Share of Common Stock:

     Income before Realized Gain                      $  1.08      $  1.52      $   .07      $   .46
     Realized Gain                                        .47          .29          .05          .08
                                                      -------      -------      -------      -------

Net Income                                            $  1.55      $  1.81      $   .12      $   .54
                                                      =======      =======      =======      =======

Dividends Paid to Common Shareholders                 $  1.07      $   .99      $   .37      $   .35

                       SAFECO CORPORATION AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION
            ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS (Continued)
--------------------------------------------------------------------------------


As we previously announced on September 28, 1999, these unsatisfactory earnings are primarily the result of underwriting losses in most of our lines of business within the property and casualty companies. We are taking corrective actions to improve these underwriting results as explained below.

Since we acquired American States Financial Corporation in October of 1997, we have devoted significant resources to cross-licensing and training our agents in both SAFECO and American States product lines on a state-by-state process. During this now completed transition we did not significantly increase prices and in fact in some states and lines, we decreased prices, in order to facilitate a smooth transition and retain the business that we acquired. In addition, we are experiencing very competitive industry pricing conditions across all our lines of business. We are now pursuing price increases in the product lines that are producing the underwriting losses. We expect this action, coupled with significant attention to expenses and risk selection, to improve our results over time.

Our strategy of being the "go to" company for independent agents is still sound. We have seen significant cross-selling benefits from the complete product line that was created from the acquisition and are optimistic that this synergy will continue and be enhanced. The current intense price competition across all lines may or may not moderate in the coming months. We are not however waiting for the industry to change its pricing and are pursuing the necessary price increases to return us to profitability.

Property and Casualty Insurance

Property and casualty operations for the first nine months of 1999 produced pretax income of $59.6 million before realized gain from investments, compared with $234.2 million a year ago. These operations had an underwriting loss of $252.4 million for the first nine months of 1999, compared with an underwriting loss of $95.7 million for the same period last year. The third quarter underwriting loss was $139.1 million. This compares with a loss of $77.0 million last quarter and a loss of $20.4 million for the third quarter last year. The results for the current year and particularly the third quarter have been adversely affected by both increased loss costs and intense price competition for both personal and commercial lines of business. We are implementing rate increases, strengthening underwriting selection and aggressively managing expenses to restore profit margins to acceptable levels.

Catastrophe losses were $93 million for the first nine months of 1999, and $20 million in total for the third quarter, including $7 million for Hurricane Floyd in September. For the first nine months last year, catastrophe losses were $128 million. The combined loss and expense ratio was 107.8 for the first nine months and 112.6 for the third quarter. This compares with 103.1 for the first nine months last year and 101.9 for the third quarter a year ago. Investment income was $344.9 million, down 5% from a year ago, primarily due to funding our stock repurchase program.

Personal auto, our largest line, reported an underwriting loss of $25.1 million for the first nine months, compared with a profit of $20.8 million for the first nine months last year. Our auto rates decreased by about two percent in the aggregate as price competition has intensified throughout the industry. Average loss costs increased modestly during the first nine months of 1999. The number of automobile policies inforce at the end of September was one percent higher than a year ago.

Homeowners had an underwriting loss of $57.7 million for the first nine months, compared with a loss of $52.0 million for the first nine months of 1998. Catastrophe losses for this line were $48 million for the first nine months of 1999, compared with $65 million for the first nine months last year. Non-weather related losses for the first nine months of 1999 were $39 million higher than a year ago. We plan to increase both auto and homeowners prices in the year 2000.

Other personal lines, which provide coverage for earthquake, dwelling fire, inland marine and boats, produced an underwriting profit of $10.9 million for the first nine months, compared with a profit of $8.9 million for the same period last year.

American States Business Insurance, which is focused on small-to-medium sized businesses, produced an underwriting loss of $146.3 million in the first nine months (combined ratio of 119.7), compared with a loss of $66.1 million for the first nine months last year (combined ratio of 109.7). This line experienced an increase in the number of large losses in both the second and third quarters of this year. We are implementing initiatives to aggressively increase rates, strengthen underwriting selection, and reduce costs, to improve results in this line.

                       SAFECO CORPORATION AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION
            ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS (Continued)
--------------------------------------------------------------------------------

SAFECO Commercial reported an underwriting loss of $48.4 million for the first nine months (combined ratio of 109.5), compared with a loss of $24.0 million for the first nine months last year (combined ratio of 105.0). Increased loss costs and intense price competition, particularly for workers' compensation, affected these results.

Surety produced a profit of $13.2 million for the first nine months of 1999, compared with a profit of $16.0 million for the first nine months last year.

Premiums written during the first nine months increased 4% over a year ago with personal lines down less than one percent, American States Business Insurance up 13%, and SAFECO Commercial up 11%.

Life Insurance

Our life insurance operations produced a record pretax profit before realized capital gains of $128.8 million for the first nine months of 1999. This compares with $59.7 million reported for the first nine months of 1998, which includes the one-time write-off of deferred acquisition costs of $46.8 million in the third quarter of 1998. The third quarter pretax profit of $45.5 million compares with a $5.7 million loss reported for the third quarter of 1998 which included the deferred acquisition cost write-off.

Earnings for the annuity lines were $67.4 million, compared with the $50.9 million for the first nine months of 1998. Growth in our structured settlement and variable annuity products are major contributing factors to the higher earnings. These results include losses from the equity-indexed annuity line of $4.9 million for the first nine months of 1999, compared with a loss of $8.6 million for the same period last year. Annuity assets now total $12.7 billion, up from $12.0 billion at September 30, 1998.

Group insurance experienced a loss of $15.8 million for the first nine months of 1999, compared with a loss of $8.8 million for the same period last year. The third quarter loss of $4.3 million compares to a loss of $8.7 million for the second quarter 1999 and a $6.6 million loss reported for the third quarter of last year. Excess loss medical claims experience deteriorated during the second quarter of 1999, particularly because the cost of pharmaceuticals increased. Underwriting and rating actions were taken to correct this downturn, which contributed to improved third quarter results.

Individual life earnings were $22.3 million, compared with $7.9 million for the same period last year. This increase is due to Business Owned Life Insurance
(BOLI) deposits of $605 million received and issued in 1999, improved claims and surrender experience and operating expense reductions in traditional and universal life lines of business.

On October 15, 1999, we announced the signing of a definitive agreement to purchase ING Medical Risk Solutions, an Atlanta-based division of ING Group specializing in excess loss medical and group life business, with approximately $120 million in annual premium. The transaction, with a purchase price of $34.8 million, is expected to close in December of 1999.

                       SAFECO CORPORATION AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION
            ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS (Continued)
--------------------------------------------------------------------------------

Credit

SAFECO Credit Company produced a pretax profit of $17.6 million for the first nine months of 1999, compared with $16.7 million in 1998. The third quarter 1999 pretax profit of $6.6 million was a record quarter. New loans and leases funded during the nine months increased 15% to a record $528 million versus $460 million in the comparable period for 1998. Non-affiliate receivables and operating leases were $1.5 billion, compared with $1.3 billion at December 31, 1998 representing a 20% annualized increase. Loans and leases to insurance agents, agency premium financing and agent referral business are a valuable source of new business. Our delinquency experience and write-offs continue to be at satisfactorily low rates.

SAFECO Credit's summarized financial information is as follows (in millions):

                                  SEPTEMBER 30,      DECEMBER 31,
                                      1999               1998
                                  -------------      ------------
Finance Receivables                 $1,410.8           $1,207.7
Other Assets                           148.9              320.6
                                    --------           --------
     Total Assets                   $1,559.7           $1,528.3
                                    ========           ========

Credit Company Borrowings           $1,161.4           $1,255.2
Other Liabilities                      261.0              144.6
                                    --------           --------
     Total Liabilities              $1,422.4           $1,399.8
                                    ========           ========


                                NINE MONTHS ENDED SEPTEMBER 30,
                                      1999            1998
                                     -----           -----
Revenues                             $88.3           $80.8
Expenses                              70.7            64.1
                                     -----           -----
Income before Income Taxes            17.6            16.7
Provision for Income Taxes             6.1             6.0
                                     -----           -----
        Net Income                   $11.5           $10.7
                                     =====           =====

Asset Management

Asset management operations produced a record pretax profit of $9.5 million for the first nine months of 1999, up from $6.5 million in 1998, an increase of 46%. Our operating profit (excluding gains and interest income) was $8.2 million, also a record, compared with $4.7 million last year, a 72% increase. Higher fee revenue and increased assets under management were the main reasons for the improved earnings. Assets under management totaled $6.5 billion at September 30, 1999, up 6% from $6.2 billion one year ago.

Sale of SAFECO Properties

The realized investment gain for the first nine months of 1999 of $96 million includes $30 million of gains from the sale of real estate. This primarily relates to the sale of the majority of SAFECO Properties' assets to The Macerich Partnership, L.P. and the Ontario Teachers' Pension Plan Board, of which the largest portion closed in February 1999.

                       SAFECO CORPORATION AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION
            ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS (Continued)
--------------------------------------------------------------------------------

The sales are the reason for the decline in Investment Real Estate and Other Debt in the Consolidated Balance Sheet and the increase in Sales of Other Investments and the increases in Repayment of Notes and Mortgage Borrowings in the Statement of Consolidated Cash Flows. In the Statement of Consolidated Income and Retained Earnings, revenues for SAFECO Properties have been included in Other Revenues from January 1, 1999 forward and related expenses have all been included in Other Expenses. For the nine months and three months ended September 30, 1999 these revenues totaled $31.3 million and $6.0 million, respectively, and expenses totaled $26.1 million and $4.9 million, respectively. In the summary of income on page 11 of this report, SAFECO Properties' pretax income amounts are included in the Corporate line. For the nine months ended September 30, 1999 and 1998 these pretax income amounts totaled $5.2 million and $4.5 million, respectively, and for the three months ended September 30,1999 and 1998 totaled $1.1 million and $2.1 million, respectively.

Investment Portfolios

The market value of our consolidated bond portfolio was $163 million in excess of amortized cost at September 30, 1999, down from $1.7 billion at December 31, 1998 because of higher interest rates. The market value of our equity securities portfolio was $947 million in excess of cost at September 30, 1999.

Stock Repurchase Program

In May 1999, the Board of Directors approved the purchase of 8,000,000 shares of SAFECO Corporation common stock. During the second and third quarter, the company purchased 6,341,000 shares in the open market for $268.6 million. Approximately 785,000 of these shares were purchased under a previous authorization. The number of shares authorized but not yet purchased under the remaining authorization is 2,386,000 shares.

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

The total Year 2000 readiness cost for SAFECO is currently estimated at approximately $18 million and as of September 30, 1999 SAFECO has incurred approximately $17.5 million of that amount. These estimated amounts include both modification costs, which are expensed as incurred, and certain replacement systems costs, some of which are capitalized and amortized. All of SAFECO's existing systems have been internally verified as being Year 2000 ready as of September 30, 1999. The program of testing and running the systems after Year 2000 programming changes have been made is currently in process and expected to continue through the remainder of 1999. SAFECO also intends to bring all of its mainframe systems down on December 31, 1999 and bring them back up on January 1, 2000. This will preserve information contained in those systems at December 31, 1999 and permit SAFECO to retrieve and use that information should an unanticipated Year 2000 problem occur. In addition, as a contingency against unanticipated problems on and after January 1, 2000, SAFECO's Information Systems department will be prepared to address on an expedited basis any problems that should arise. Although absolute assurance is not possible, based on our current progress and continuing modifications, SAFECO believes that by January 1, 2000 it will be Year 2000 ready and that Year 2000 issues will not pose significant operational problems for its computer systems.

                       SAFECO CORPORATION AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION
            ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS (Continued)
--------------------------------------------------------------------------------

SAFECO is also working with its third-party partners and vendors, e.g., its independent insurance agents, local and long distance telephone companies, banks and securities trading firms, to assure that they are on schedule to detect and fix any Year 2000 problems which might affect SAFECO's systems or business processes. SAFECO will assess and attempt to mitigate risks with respect to the failure of any mission critical third-party partners and vendors to be Year 2000 ready. Where applicable, this effort includes physically testing our common interfaces. Failure of such parties to be Year 2000 ready could have a material adverse effect on SAFECO's results of operations.

SAFECO may be exposed to Year 2000 claims stemming from coverage under insurance policies its property and casualty subsidiaries have sold to customers. Although SAFECO has not written any specific Year 2000 coverage, customers may allege coverage exists under current commercial policies, including commercial general liability, directors and officers liability, errors and omissions liability, product policies, and assumed reinsurance. The effect of such coverage issues on SAFECO's results of operations is not reasonably estimable at this time. However, SAFECO expects that any potential exposures will be limited because its commercial lines business has historically not included significant numbers of the types of risks that have the greatest Year 2000 exposure, such as financial institutions and software and computer chip companies. In addition, SAFECO's directors and officers liability and errors and omissions books of insurance business are not large, together comprising approximately 1% of total property and casualty premiums over the last three years. SAFECO continues to assess its potential exposure to insurance claims arising from property and casualty insurance policies written and is taking a number of actions to limit that exposure. Such actions, in states where permitted, include the use of endorsements on commercial property policies clarifying that there is no coverage for Year 2000 occurrences, as well as using policy language that excludes Year 2000 coverage on certain commercial liability policies.

Forward-Looking Statements

Statements in this document that relate to anticipated financial performance, business prospects and plans, regulatory developments and similar matters may be considered "forward-looking statements," as defined in the Private Securities Litigation Reform Act of 1995. The statements in this document that are not historical information are forward-looking. The Private Securities Litigation Reform Act of 1995 provides a safe harbor under the federal securities laws for forward-looking statements. Such statements are subject to certain risks and uncertainties that may cause the operations, performance, development and results of the Corporation's business to differ materially from those suggested by the forward-looking statements. The risks and uncertainties include the following: the Corporation's ability to obtain rate increases and non-renew underpriced insurance accounts; realization of growth and business retention estimates; achievement of the Corporation's premium targets and profitability; changes in competition and pricing environments, achievement of the Corporation's expense reduction goals; the occurrence of significant natural disasters; weather conditions (including the severity and frequency of storms, hurricanes, snowfalls, hail and winter conditions); driving patterns; fluctuations in interest rates; the performance of the financial markets; court decisions and trends in litigation; legislative and regulatory developments; the adequacy of loss reserves; the availability and pricing of reinsurance; the development of major Year 2000 liabilities; and general economic and market conditions. In particular, because insurance rates in some jurisdictions are subject to regulatory review and approval, achieving rate increases may occur in amounts and on a time schedule different than planned, which may affect the Corporation's efforts to restore earnings in its property and casualty lines.

                       SAFECO CORPORATION AND SUBSIDIARIES
                           PART II - OTHER INFORMATION
                                   ITEM 1 & 6
--------------------------------------------------------------------------------

Item 1. Legal Proceedings

SAFECO Corporation and one of its property and casualty insurance subsidiaries have been named defendants along with six other property and casualty insurance groups in a putative class-action lawsuit filed in Illinois state court, Hobbs
v. State Farm Mutual Automobile Insurance Co., et al. The plaintiffs allege that the defendants violated their insurance contracts with policyholders by using non-original equipment manufacturer ("non-OEM") parts in the repair of vehicles made pursuant to those contracts. The plaintiffs also allege that the practices of the defendants in adjusting claims when non-OEM parts were used constituted a violation of the Illinois unfair business practices act. The plaintiffs further allege that the fact that the defendants support the Certified Auto Parts Association ("CAPA"), an independent organization that certifies the quality of non-OEM parts for vehicles, constituted a conspiracy to further the improper use of those parts. The plaintiffs seek actual as well as punitive damages. SAFECO will vigorously defend against these claims.

A new law has recently been enacted in California and will go into effect January 1, 2000, which gives third-party claimants the right to sue insurance companies for bad faith in connection with the adjustment of claims. This new law reverses a California Supreme Court decision which prohibited such bad-faith claims. SAFECO anticipates that the cost to resolve claims in California will increase as a result both of claims made under the new law and the hidden effect that the potential that such claims may be made will have in increasing the amount paid to settle claims generally.

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

        (b) Reports on Form 8-K

                           The Registrant filed an 8-K dated July 13, 1999 under
                           Item 5 (Other Items), announcing its preliminary review of earnings for the second quarter of 1999.

                           The Registrant filed an 8-K dated September 28, 1999 under Item 5 (Other Items), announcing its preliminary review of earnings for the third quarter of 1999.