Form 10-K
period 1999-12-31
SAFECO CORP
filed 2000-03-24
CIK 86104

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

         [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 1999

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

                           Common Stock, No Par Value
           (128,739,419 shares were outstanding at January 31, 2000)

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

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of January 31, 2000, was $3,200,000,000.

Documents incorporated by reference:
    Portions of the registrant's 1999 Annual Report to Shareholders are incorporated by reference into Parts I and II. Portions of the registrant's definitive Proxy Statement for the 2000 annual shareholders meeting to be held May 3, 2000, are incorporated by reference into Part III.

                       SAFECO CORPORATION AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION
                               ITEM 1 - BUSINESS
--------------------------------------------------------------------------------


PART I     ITEM 1 -  BUSINESS


           GENERAL

               SAFECO Corporation (the Corporation), a Washington corporation, owns operating subsidiaries in segments of insurance and other financially related businesses. (The Corporation and its subsidiaries are collectively referred to as "SAFECO".) SAFECO's businesses operate on a nationwide basis. Non-U.S. operations are insignificant. The insurance subsidiaries engage in property and casualty insurance, surety and life insurance, and generated approximately 95% of SAFECO's total 1999 revenues. The home offices of the Corporation and its principal subsidiaries are in Seattle and Redmond, Washington. As of December 31, 1999, SAFECO had approximately 13,000 employees.

               SAFECO acquired Medical Risk Managers, Inc. on December 31, 1999, WM Life Insurance Company on December 31, 1997 and American States Financial Corporation ("American States") on October 1, 1997. These acquisitions have been treated as purchases for accounting purposes.

               In February 1998 the Corporation announced its decision to sell its real estate subsidiary, SAFECO Properties, to focus on SAFECO's core insurance and financial services businesses. See page 14 of this report for additional information.

               On March 16, 2000, SAFECO Corporation issued $300 million of medium-term notes at 7.875% which mature on March 15, 2003. The proceeds of the notes were subsequently loaned to our subsidiary SAFECO Credit to primarily repay its commercial paper debt.

               SAFECO's insurance subsidiaries engage in two principal lines: property and casualty (including surety), and life insurance. SAFECO's property and casualty insurance operations is one of the largest in the United States. All areas of the insurance business are highly competitive and no one insurance company or group of insurers dominates the market.

               The Corporation and its insurance subsidiaries are subject to extensive regulation and supervision. This regulation is generally designed to protect the interests of policyholders rather than shareholders and other investors. Such regulation, generally administered by a department of insurance in each state in which the insurance subsidiaries do business, relates to, among other things, the standards of solvency that must be met and maintained; the licensing of insurers and their agents; the nature of and limitations on investments; the ability to withdraw from the state; the approval of premium rates; restrictions on the size of risks that may be insured under a single policy; reserves and provisions for unearned premiums, losses and other purposes; deposits of securities for the benefit of policyholders; approval of policy forms; and the regulation of market conduct, including underwriting and claims practices. State insurance departments also conduct periodic examinations of the affairs of insurance companies and require the filing of annual and other reports relating to the financial condition of insurance companies, holding company issues and other matters. The Corporation's insurance subsidiaries are collectively licensed to transact insurance business in all 50 states and the District of Columbia. See page 25 of the 1999 Annual Report to Shareholders for more information on regulatory matters.

                       SAFECO CORPORATION AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - BUSINESS (CONTINUED)
--------------------------------------------------------------------------------


            PROPERTY AND CASUALTY -- OPERATIONS

                  The Corporation's property and casualty subsidiaries include:
            SAFECO Insurance Company of America, General Insurance Company of America, First National Insurance Company of America, SAFECO National Insurance Company, SAFECO Insurance Company of Illinois, SAFECO Lloyds Insurance Company, SAFECO Surplus Lines Insurance Company, American States Insurance Company, American Economy Insurance Company, American States Preferred Insurance Company, Insurance Company of Illinois, American States Insurance Company of Texas, American States Lloyds Insurance Company, F. B. Beattie & Company, Inc., SAFECO Select Insurance Services, Inc., SAFECO UK, Ltd. and R.F. Bailey (Underwriting Agencies), Ltd.

                  Through independent agents, SAFECO's property and casualty subsidiaries write personal, commercial and surety lines of insurance. Coverages include automobile, homeowners, fire and allied lines, workers' compensation, commercial multi-peril, miscellaneous casualty, surety and fidelity. Products are sold in all states and the District of Columbia.

                  SAFECO's purchase of American States on October 1, 1997
            broadened the product mix available to the combined companies' agency force, particularly in introducing American States' small commercial line products into existing SAFECO agencies.

                  Consolidated property and casualty gross premiums written for
            SAFECO's ten largest states are as follows:


                                       1999                       1998                           1997
            ------------------------------------------------------------------------------------------------
            (Amounts In Millions)
                                            % of                         % of                         % of
            State            Amount         Total         Amount         Total         Amount         Total
            ----------      --------      --------       --------      --------       --------      --------
            California      $  688.4            15%      $  669.1            15%      $  584.0            20%
            Washington         594.5            13          587.6            13          444.0            15
            Texas              323.4             7          314.3             7          225.0             8
            Illinois           286.7             6          273.6             6          151.6             5
            Oregon             239.5             5          238.6             5          181.0             6
            Missouri           221.6             5          219.3             5          118.4             4
            Florida            174.2             4          166.9             4          118.8             4
            Indiana            160.7             3          167.2             4           50.3             2
            Michigan           144.3             3          131.7             3           58.7             2
            Tennessee          119.3             3          106.7             2           81.7             3
                            --------      --------       --------      --------       --------      --------
                             2,952.6            64        2,875.0            64        2,013.5            69
            All Others       1,692.4            36        1,566.8            36          973.9            31
                            --------      --------       --------      --------       --------      --------
                Total       $4,645.0           100%      $4,441.8           100%      $2,987.4           100%
                            ========      ========       ========      ========       ========      ========

               The 1997 gross premiums written above include American States from the October 1, 1997 acquisition date forward. Based on annualized American States premiums for 1997, the adjusted concentrations are 16% for California, 13% for Washington, 7% for Texas, 6% for Illinois and 5% for Oregon.

               Personal lines, American States Business Insurance, SAFECO Commercial and surety lines comprised approximately 58%, 25%, 15% and 2%, respectively, of the 1999 gross premiums written of $4.6 billion.

                       SAFECO CORPORATION AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - BUSINESS (CONTINUED)
--------------------------------------------------------------------------------



               Additional financial information about SAFECO's business segments appears in Note 14 on page 72 of the 1999 Annual Report to Shareholders.

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

               Reserves for losses that have been reported to SAFECO and certain legal expenses are established on the "case basis" method. Claims incurred but not reported (IBNR) and other adjustment expenses are estimated using statistical procedures. Salvage and subrogation recoveries are accrued using the "case basis" method for large claims and statistical procedures for smaller claims.

               SAFECO's objective is to set reserves that are adequate; that is, the amounts originally recorded as reserves should at least equal the amounts ultimately required to settle losses. SAFECO's reserves aggregate its best estimates of the total ultimate cost of claims that have been incurred but have not yet been paid. The estimates are based on past claims experience and consider current claim trends as well as social, legal and economic conditions, including inflation. The reserves are not discounted.

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

               Analysis indicates that SAFECO's reserves are adequate and probably slightly redundant at December 31, 1999, 1998 and 1997. The table on page 5 provides an analysis of changes in losses and LAE reserves for 1999, 1998, and 1997 (net of reinsurance amounts). Changes in the reserves are reflected in the income statement for the year when the changes are made.

               Operations in 1999 were charged $78.8 million from increases in estimated loss and LAE for claims occurring in prior years. Property and casualty lines of business with significant contributions to the increase include construction defect ($28.6 million), workers' compensation ($35.6 million) and asbestos and environmental ($24.8 million). For both construction defect and asbestos and environmental, increased reserve estimates resulted from higher than expected reported claims in 1999. The increased reserve estimates for workers' compensation resulted from SAFECO's re-evaluation of loss exposures on claims related to larger commercial insureds.

               Operations in 1998 benefited $100.0 million from a decrease in estimate loss and LAE for claims occurring in prior years. This decrease related primarily to American States' operations. The claims departments of the two companies were combined in 1998. The unified claims department implemented training and reserving procedures resulting in lower claims settlements and reduced reserves on prior years' American States losses. The reductions were in both personal and commercial auto, workers' compensation and general liability.

               The 1997 charge to prior years included a nonrecurring $40.0 million reserve increase related to the American States acquisition. This reserve increase related to American States' assumed reinsurance operations, which had been discontinued by American States prior to SAFECO's acquisition. Excluding this nonrecurring charge, the 1997 loss and LAE development on claims occurring in prior years benefited operations $9.5 million.

                       SAFECO CORPORATION AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - BUSINESS (CONTINUED)
--------------------------------------------------------------------------------


           ANALYSIS OF CHANGES IN LOSS AND LAE EXPENSE RESERVES (NET OF REINSURANCE):



                                                               1999           1998            1997
                                                            ---------      ---------       ---------
                                                                         (In Millions)
Loss and LAE Reserves at Beginning of Year                  $ 3,966.3      $ 4,081.9       $ 1,955.7
                                                            ---------      ---------       ---------

American States Loss and LAE Reserves at Acquisition                -              -         2,204.6
                                                            ---------      ---------       ---------
Incurred Loss and LAE for Claims
   Occurring in the Current Year                              3,353.0        3,163.2         1,969.5
Increase (Decrease) in Estimated Loss and LAE
   for Claims Occurring in Prior Years                           78.8         (100.0)           30.5
                                                            ---------      ---------       ---------
Total Incurred Loss and LAE                                   3,431.8        3,063.2         2,000.0
                                                            ---------      ---------       ---------
Loss and LAE Payments for Claims
   Occurring During:
      Current Year                                            1,926.4        1,836.2         1,172.1
      Prior Years                                             1,402.6        1,342.6           906.3
                                                            ---------      ---------       ---------
Total Loss and LAE Payments                                   3,329.0        3,178.8         2,078.4
                                                            ---------      ---------       ---------
Loss and LAE Reserves
   At End of Year                                           $ 4,069.1      $ 3,966.3       $ 4,081.9
                                                            =========      =========       =========

Reconciliation:

Loss and LAE Reserves,
   Net of Reinsurance                                       $ 4,069.1      $ 3,966.3       $ 4,081.9
        Add: Reinsurance Recoverables on Unpaid Losses          309.5          253.6           228.6
                                                            ---------      ---------       ---------
Loss and LAE Reserves,
   Gross of Reinsurance                                     $ 4,378.6      $ 4,219.9       $4,310.50
                                                            =========      =========       =========

                       SAFECO CORPORATION AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - BUSINESS (CONTINUED)
--------------------------------------------------------------------------------



               The table on page 7 presents the development of the loss and LAE reserves for 1989 through 1999. The amounts reported in the table for the 1996 and prior year end balances are for SAFECO only (i.e., do not include any amounts for American States.) The top lines of the table presents the estimated reserve for unpaid loss and LAE at December 31 for each of the indicated years, both gross and net of related reinsurance amounts. The upper portion of the table displays the cumulative amount paid with respect to the previously recorded reserve as of the end of each succeeding year. The next section reports the re-estimated amount of the previously recorded reserve based on experience as of each succeeding year. The estimate is increased or decreased as more information becomes known about individual claims and as changes in conditions and claim trends become apparent. The lower section of the table presents the cumulative redundancy developed with respect to the previously recorded liability as of the end of each succeeding year. For example, the 1989 reserve of $1,627.2 million developed a $5.3 million redundancy after one year which grew over ten years to a redundancy of $111.1 million.

               For 1989 and through 1997, SAFECO's reserve development has been favorable. This trend reflects several factors: conservative reserving previously undertaken to correct deficiencies in years prior to 1988, favorable workers' compensation legislation, moderation of medical costs and inflation, and claims department changes. The favorable legislation in workers' compensation, which relates primarily to the states of Oregon and California in the early 1990's, helped reduce fraud, allowed for faster claim settlements and made it more difficult to reopen claims--all of which reduced SAFECO's ultimate loss costs. The cost of claim settlements in several lines of business has benefited from changes in the organization of SAFECO's claims department which has established separate specialized units for workers' compensation, environmental exposures and fraud investigations. In addition, increased focus on adjustment expenses helped reduce these costs. As discussed on page 4, the development for 1998 was unfavorable resulting primarily from construction defect, asbestos and environmental and workers compensation.

               In evaluating the reserve development table on page 7, note that each amount includes the effects of all changes in amounts for prior periods. For example, the amount of the redundancy shown for the December 31, 1998 reserves that relates to losses incurred in 1989 is also included in the cumulative redundancy amount for the years 1989 through 1997. Conditions and trends that have affected development of the liability in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based on this table.

                       SAFECO CORPORATION AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - BUSINESS (CONTINUED)
--------------------------------------------------------------------------------


          ANALYSIS OF LOSSES AND ADJUSTMENT EXPENSE RESERVE DEVELOPMENT
Year Ended December 31                               1989      1990      1991      1992      1993      1994      1995      1996
---------------------------------------------------------------------------------------------------------------------------------
(In Millions)

    Reserve for Unpaid
        Losses and Adjustment
        Expenses:

           Gross of Reinsurance                    $1,702.5  $1,872.1  $2,017.3  $2,052.3  $2,095.2  $2,236.8  $2,180.8  $2,059.1
           Reinsurance                                 75.3      80.7     152.0      89.2     100.1     143.9     110.7     103.4
                                                   --------  --------  --------  --------  --------  --------  --------  --------
           Net of Reinsurance                      $1,627.2  $1,791.4  $1,865.3  $1,963.1  $1,995.1  $2,092.9  $2,070.1  $1,955.7
                                                   ========  ========  ========  ========  ========  ========  ========  ========

        Cumulative Net Amount  Paid as of:

                       One Year Later              $  540.2  $  603.0  $  584.9  $  598.9  $  620.5  $  693.0  $  755.4  $  772.9

                      Two Years Later                 849.6     914.5     905.7     913.4     947.6   1,068.3   1,095.0   1,101.4

                    Three Years Later               1,035.0   1,109.4   1,086.5   1,106.0   1,147.6   1,252.9   1,267.6   1,287.9

                     Four Years Later               1,149.5   1,221.6   1,207.2   1,230.6   1,252.5   1,341.5   1,370.0

                     Five Years Later               1,222.1   1,301.1   1,294.4   1,295.7   1,300.2   1,403.5

                      Six Years Later               1,276.4   1,368.9   1,336.7   1,326.1   1,342.9

                    Seven Years Later               1,323.0   1,403.5   1,356.9   1,357.8

                    Eight Years Later               1,344.0   1.419.0   1,381.4

                     Nine Years Later               1,359.4   1,439.3

                      Ten Years Later               1,375.6

        Net Reserve Re-estimated as of:

                      One Year Later                1,621.9   1,767.4   1,820.7   1,866.2   1,913.8   2,033.2   1,992.4   1,947.7

                     Two Years Later                1,593.6   1,705.8   1,732.8   1,782.1   1,818.3   1,902.3   1,889.9   1,861.4

                   Three Years Later                1,541.4   1,666.1   1,686.0   1,712.2   1,716.1   1,801.9   1,804.7   1,806.6

                    Four Years Later                1,544.8   1,657.2   1,650.7   1,642.3   1,643.6   1,733.8   1,757.1

                    Five Years Later                1,549.9   1,637.5   1,594.9   1,600.9   1,599.8   1,702.8

                     Six Years Later                1,546.9   1,608.5   1,569.5   1,554.7   1,568.3

                   Seven Years Later                1,525.4   1,595.4   1,548.7   1,549.8

                   Eight Years Later                1,515.4   1,586.7   1,551.0

                    Nine Years Later                1,510.0   1,592.1

                     Ten Years Later                1,516.1

        Cumulative Net Redundancy (Deficiency) as of:

                     One Year Later                     5.3      24.0      44.6      96.9      81.3      59.7      77.7       8.0

                    Two Years Later                    33.6      85.6     132.5     181.0     176.8     190.6     180.2      94.3

                  Three Years Later                    85.8     125.3     179.3     250.9     279.0     291.0     265.4     149.1

                   Four Years Later                    82.4     134.2     214.6     320.8     351.5     359.1     313.0

                   Five Years Later                    77.3     153.9     270.4     362.2     395.3     390.1

                    Six Years Later                    80.3     182.9     295.8     408.4     426.8

                  Seven Years Later                   101.8     196.0     316.6     413.3

                  Eight Years Later                   111.8     204.7     314.3

                   Nine Years Later                   117.2     199.3

                    Ten Years Later                   111.1



Year Ended December 31                                1997      1998       1999
                                                   --------  --------   --------
(In Millions)

    Reserve for Unpaid
        Losses and Adjustment
        Expenses:

           Gross of Reinsurance                    $4,310.5  $4,219.9   $4,378.6

           Reinsurance                                228.6     253.6      309.5
                                                   --------  --------   --------

           Net of Reinsurance                      $4,081.9  $3,966.3   $4,069.1
                                                   ========  ========   ========

        Cumulative Net Amount  Paid as of:

                       One Year Later              $1,345.5  $1,389.2

                      Two Years Later               2,049.3

                    Three Years Later

                     Four Years Later

                     Five Years Later

                      Six Years Later

                    Seven Years Later

                    Eight Years Later

                     Nine Years Later

                      Ten Years Later

        Net Reserve Re-estimated as of:

                      One Year Later                3,981.9   4,045.1

                     Two Years Later                3,989.0

                   Three Years Later

                    Four Years Later

                    Five Years Later

                     Six Years Later

                   Seven Years Later

                   Eight Years Later

                    Nine Years Later

                     Ten Years Later

        Cumulative Net Redundancy (Deficiency) as of:

                     One Year Later                   100.0     (78.8)

                    Two Years Later                    92.9

                  Three Years Later

                   Four Years Later

                   Five Years Later

                    Six Years Later

                  Seven Years Later

                  Eight Years Later

                   Nine Years Later

                    Ten Years Later


                       SAFECO CORPORATION AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - BUSINESS (CONTINUED)
--------------------------------------------------------------------------------



               The following table summarizes reserve development, gross of reinsurance, for the last three years. The 1996 reserve amounts are for SAFECO only (i.e., does not include any amounts for American States). The gross and ceded amounts for 1997 and 1998 reflect development for Michigan auto claims for personal injury protection. The reserves on these claims were increased $57.7 million, gross of reinsurance, to reflect the expected lifetime payout. This gross development was ceded to the Michigan Catastrophic Claims Association. The net of reinsurance development was unaffected.


                                      1996       1997       1998
                                    --------   --------   --------
           (In Millions)
           Gross Reserves           $2,059.1   $4,310.5   $4,219.9
                                    ========   ========   ========

           Cumulative Development
              Net of Reinsurance    $  149.1   $   92.9   $  (78.8)
           Cumulative Development
              Of Reinsurance Ceded     (10.3)    (106.2)     (70.8)
                                    --------   --------   --------
           Cumulative Development
              Gross of Reinsurance  $  138.8   $  (13.3)  $ (149.6)
                                    ========   ========   ========



           ENVIRONMENTAL AND ASBESTOS CLAIMS

               The property and casualty companies' reserves for losses and LAE for liability coverages related to environmental, asbestos and other toxic claims totaled $332.3 million at December 31, 1999 compared with $329.8 million at December 31, 1998. These amounts are before the effect of reinsurance, which totaled $30.1 million and $30.9 million at December 31, 1999 and 1998. These reserves are approximately 8% of total property and casualty reserves for losses and LAE at both December 31, 1999 and December 31, 1998. The reserves include estimates for both reported and IBNR losses and related legal expenses.

               The vast majority of SAFECO's property and casualty insurance companies' environmental, asbestos and other toxic claims result from the commercial general liability line of business and the discontinued assumed reinsurance operations of American States. A few of these losses occur in other coverages such as umbrella, small commercial package policies and personal lines. Approximately 5,600 of these claims were pending at December 31, 1999, computed on an occurrence basis. Most of these pending environmental claims involve some type of environmental-related coverage dispute. The average settlement cost of each environmental, asbestos and other toxic claim for 1999 was $10,600 including legal expenses.

               The following table summarizes the components of SAFECO's reserves for environmental, asbestos and other toxic claims at December 31, 1999, before the effect of reinsurance:


                                                         Loss          LAE          Total
                                                      ----------    ---------   ------------
           (In Millions)

           Case                                       $    115.3    $    23.0   $      138.3
           IBNR                                            147.0         47.0          194.0
                                                      ----------    ---------   ------------

           Total                                      $    262.3    $    70.0   $      332.3
                                                      ==========    =========   ============

                       SAFECO CORPORATION AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - BUSINESS (CONTINUED)
--------------------------------------------------------------------------------


               The table below displays the loss reserve activity analysis for liability coverages related to environmental, asbestos and other toxic claims, before the effect of reinsurance.

                                               1999      1998      1997
                                             -------   -------   -------
(In Millions)

Reserves at Beginning of Year                $ 329.8   $ 346.9   $ 102.8
American States Reserves at Acquisition            -         -     264.4

Incurred Losses and LAE                         24.8       1.6      (9.9)
Losses and LAE Payments                        (22.3)    (18.7)    (10.4)
                                             -------   -------   -------

Reserves at End of Year                      $ 332.3   $ 329.8   $ 346.9
                                             =======   =======   =======



               Although estimation of environmental claims is difficult, the reserves established for these claims at December 31, 1999 are believed to be adequate based on the known facts and current law. SAFECO has generally avoided writing coverages for larger companies with substantial exposure in these areas. The process of estimating loss reserves for environmental, asbestos and other toxic claims results in imprecise estimates due to changes in environmental regulations and evolving case law which affect the development of loss reserves. Quantitative loss reserving techniques in this area need to be supplemented by subjective considerations and managerial judgment. Because of these conditions, trends that have affected development of these liabilities in the past may not necessarily occur in the future.

           CONSTRUCTION DEFECT CLAIMS

               Prior to its acquisition by SAFECO, American States had experienced adverse loss development on construction defect claims. Construction defect claims are a subset of claims that arise from coverage provided by general property damage liability insurance. Construction defect claims are claims arising from the alleged defective work performed in the construction of large habitation structures, such as apartments, condominiums and large developments of single family dwellings or other housing. In addition to damages arising directly from the alleged defective work, construction defect claims also allege that the economic value of the structure has been diminished. The vast majority of construction defect claims arise from past contractor business written in California. SAFECO Commercial, which does not include American States Business Insurance, has avoided writing the construction class of business in California since 1989 and has limited exposure to these types of claims. Because of this SAFECO has not historically separated these claims for the purpose of reserve analysis. However, American States, prior to the acquisition by SAFECO, was a major writer of California contractor business until 1994 when it implemented significant restrictions in this line. The total American States reserves for construction defect claims totaled $306.1 million at December 31, 1999 and $328.6 million at December 31, 1998, representing approximately 8% of total property and casualty reserves for losses and LAE at both December 31, 1999 and 1998. Claims payments including LAE totaled $50.6 million in 1999 and $67.1 million in 1998.

                       SAFECO CORPORATION AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - BUSINESS (CONTINUED)
--------------------------------------------------------------------------------


               The following table presents the loss reserve activity analysis for American States construction defect claims after the effect of reinsurance for 1999 and 1998 respectively (the first two full years following the acquisition):


                                                  1999      1998
                                                -------   -------
           (In Millions)

           Reserves at Beginning of Year        $ 328.6   $ 340.3

           Incurred Losses and LAE                 28.1      55.4
           Losses and LAE Payments                (50.6)    (67.1)
                                                -------   -------

           Reserves at End of Year              $ 306.1   $ 328.6
                                                =======   =======


           GAAP VS. STATUTORY

               State regulatory authorities require SAFECO's property and casualty insurance subsidiaries to file annual statements prepared on an accounting basis prescribed or permitted by their respective state of domicile (that is, on a statutory basis). The difference between the $4,378.6 million reserve at December 31, 1999, for the losses and LAE disclosed in the consolidated financial statements in accordance with generally accepted accounting principles (GAAP), and the $4,069.1 million reported in the annual statements filed with state regulatory authorities relates to reinsurance recoverables. Under Statement of Financial Accounting Standards No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts," the GAAP-basis liability for losses and LAE is reported gross of amounts recoverable from reinsurance. Statutory-basis financial statements report the liability net of reinsurance.

           REINSURANCE

               SAFECO's property and casualty companies use treaty and facultative reinsurance to help manage exposure to loss. As noted on page 5, the liability for unpaid losses and LAE is reported gross of reinsurance recoverables of $309.5 million at December 31, 1999 and $253.6 million at December 31, 1998. The availability and cost of reinsurance are subject to prevailing market conditions, both in terms of price and available capacity. Although the reinsurer is liable to SAFECO to the extent of the reinsurance ceded, SAFECO remains primarily liable to the policyholder as the direct insurer on all risks insured. To SAFECO's knowledge none of its reinsurers is experiencing financial difficulties.

               SAFECO's catastrophe property reinsurance program for 2000 is unchanged from 1999 and covers 90% of $400 million of single-event losses in excess of $100 million retention. In a large catastrophe, SAFECO would, therefore, retain the first $100 million of losses, 10% of the next $400 million and all losses in excess of $500 million. In addition to this nationwide coverage, for all states other than California SAFECO has a supplemental earthquake-only reinsurance contract that would cover 90% of $350 million of single-event earthquake losses in excess of $500 million. Both of these 2000 catastrophe property reinsurance contracts include provisions for one reinstatement for a second catastrophe event in 2000 at current rates.

               SAFECO's insurance subsidiaries do not enter into retrospective reinsurance contracts and do not participate in any unusual or nonrecurring reinsurance transactions such as "swaps" of reserves or loss portfolio transfers. SAFECO does not use "funding covers" and does not

                       SAFECO CORPORATION AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - BUSINESS (CONTINUED)
--------------------------------------------------------------------------------


           participate in any surplus relief transactions. For additional information on reinsurance, see Note 6 on page 65 of the 1999 Annual Report to Shareholders.



           LIFE -- OPERATIONS

               The Corporation's subsidiaries engaged in the life insurance business are SAFECO Life Insurance Company, SAFECO National Life Insurance Company, First SAFECO National Life Insurance Company of New York, American States Life Insurance Company, SAFECO Administrative Services, Inc. and SAFECO Investment Services, Inc. (collectively referred to as "SAFECO Life"). SAFECO Life offers individual and group insurance products, retirement services (pension) and annuity products. These products are marketed through professional agents in all states and the District of Columbia. The most significant product lines in terms of premium/deposit volume include: single premium immediate and deferred annuities, business-owned life insurance, indexed and variable annuities, tax-sheltered annuities for the education and nonprofit markets, corporate retirement plans, excess loss group medical insurance and individual life insurance.

               SAFECO Life acquired Medical Risk Managers, Inc. on December 31, 1999, American States Life on October 1, 1997 and WM Life Insurance Company on December 31, 1997. These acquisitions have been treated as purchases for accounting purposes.

               SAFECO Life reinsures portions of its individual and group life, accident and health insurance through commercial reinsurance treaties, thus providing protection against large risks and catastrophe situations.

               Funds received under deposit contracts relate primarily to the annuity and retirement services products of SAFECO's life insurance subsidiaries. The table on page 12 summarizes the components of funds held under deposit contracts at December 31, 1999, and describes the applicable surrender charges and surrender experience.

                       SAFECO CORPORATION AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - BUSINESS (CONTINUED)
--------------------------------------------------------------------------------


 DETAIL OF SAFECO LIFE INSURANCE COMPANIES' FUNDS HELD UNDER DEPOSIT CONTRACTS
--------------------------------------------------------------------------------

                                Expected      Range of
                               Maturities   Credited or
                Outstanding       of          Assumed
                    at         Liabilities  Interest Rates                            Approximate
                 12/31/99      (at issue         at                                    Surrender
Product         (In Millions)    date)        12/31/99        Surrender Charges       Experience
-----------------------------------------------------------------------------------------------------
Universal         $2,157.2   Approximately  5.25% to 6.00%    Varies by issue age,      7% per annum
Individual                   10-20 years                      sex and duration from
Life                                                          $1 to $58 per $1,000
                                                              of insurance

Annuities:
  Structured       5,823.4   Over 25 years  3.5% to 12.38%    Cannot surrender          Cannot
  Settlement                                                                            surrender
  Immediate

Retirement
Services:
  Guaranteed         741.9   Typically      5.63% to 8.44%    Market value              Less than 1%
  Investment                 2-5 years                        adjustment or cannot      per annum
  Contracts                                                     surrender in first year

  Other            4,276.7   Approximately  4.00% to 7.95%    Highest surrender         13% per annum
  Annuities &                5-20 years                       charges range from 10%
  Deposits                                                    to 5%, graded down to
                                                              0% within 5 to 10
                                                              years. SAFECO has
                                                              the option to
                                                              defer payout over
                                                              5 years for
                                                              approximately 13%
                                                              of these
                                                              contracts.

                     763.7   Approximately  Equity return     Typically 8% in year 1    2% to 3% per
Equity                       6 years at     credited is       graded to 0% after        annum
Indexed                      original       based on S&P      year 6.
Annuities                    issuance,      500 performance
                             remaining      with a minimum
                             expected       guarantee of
                             maturity       0%.  Floor
                             approximately  return based on
                             5 years        a minimum fixed
                                            return on a
                                            portion
                                            (typically 90%)
                                            of the original
                                            deposit amount.
                ----------
Total            $13,762.9
                ==========


                       SAFECO CORPORATION AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - BUSINESS (CONTINUED)
--------------------------------------------------------------------------------


           INVESTMENTS

               A description of SAFECO's investment portfolio appears on pages 35-37 of the 1999 Annual Report to Shareholders. The remainder of this section provides additional information about SAFECO's mortgage-backed securities and investment income yields.

               SAFECO's consolidated investment in mortgage-backed securities of $3.9 billion at market value at December 31, 1999, consists mainly of residential collateralized mortgage obligations (CMOs), pass-throughs and commercial loan-backed mortgage obligations (CMBS). The SAFECO Life portfolio contains virtually all of these securities. Approximately 86% of the mortgage-backed securities are government/agency-backed or AAA rated at December 31, 1999. SAFECO has intentionally limited its investment in riskier, more volatile CMOs and CMBS (e.g., principal only, inverse floaters, etc.) to less than 1% of total mortgage-backed securities at December 31, 1999.

               SAFECO Consolidated Holdings of Mortgage-Backed Securities at December 31, 1999:



                                                                    GAAP Market Value
                                                                    ------------------
                                                         Amortized
                                                            Cost     Amount      %
                                                        ----------  ---------  --------
                                                        (Amounts In Millions)
Residential CMOs:
       Planned Amortization Class
          (PAC) and
          Targeted Amortization Class
          (TAC) (Fixed Coupon)                            $  580.4   $  573.7       14.8%
       Sequential Pay (SEQ)                                1,004.5      984.9       25.4
       Accrual Coupon (Z-Tranche)                            689.8      701.2       18.1
       Floating Rate                                          48.4       48.0        1.2
       Companion/Support, Principal Only,
          Inverse Floaters                                    28.3       27.4        0.7
                                                          --------   --------   --------
              Subtotal                                     2,351.4    2,335.2       60.2
                                                          --------   --------   --------

Residential Mortgage-Backed
     Pass-Throughs (Non-CMOs):                                48.0       47.0        1.2
                                                          --------   --------   --------
Securitized Commercial
     Real Estate:

       Government/Agency-Backed                              401.0      393.3       10.2
       Pass-Throughs (Non-agency)                             48.8       45.2        1.2
       CMOs (Non-agency)                                     693.7      669.4       17.3
                                                          --------   --------   --------
              Subtotal                                     1,143.5    1,107.9       28.7
                                                          --------   --------   --------
Asset-Backed Securities
    (Non-Real Estate):                                       391.9      381.6        9.9
                                                          --------   --------   --------
              Total Mortgaged-Backed Securities           $3,934.8   $3,871.7      100.0%
                                                          ========   ========   ========

                       SAFECO CORPORATION AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - BUSINESS (CONTINUED)
--------------------------------------------------------------------------------

               This table displays the quality distribution of SAFECO's mortgage-backed security portfolio (GAAP market values):



                                                                                  Percent at
           Rating                                                             December 31, 1999
                                                                              -----------------
           Government/Agency Backed                                                          44%
           AAA                                                                               42
           AA                                                                                 7
           A                                                                                  3
           BBB                                                                                4
           BB or lower                                                                       --
                                                                                    -----------
                   Total                                                                    100%
                                                                                    ===========


               The table below summarizes pretax investment income yields for SAFECO's property and casualty and life insurance subsidiaries (calculations are based on GAAP amortized cost):


                                            1999     1998     1997
                                           ------   ------   ------

Property and Casualty                         6.2%     6.3%     6.6%
Life                                          7.7%     7.8%     7.9%


           OTHER OPERATIONS

               SAFECO's other operations include subsidiaries involved in commercial lending and leasing, investment management and insurance agency and financial services distribution operations.

               In February 1998, SAFECO announced its decision to sell its real estate subsidiary, SAFECO Properties, Inc., to focus on its core insurance and financial services businesses. The majority of SAFECO Properties' assets were sold for $570 million in a series of closings during the first half of 1999. Realized gains of $35 million have been recognized in 1999. At December 31, 1999, investment real estate held by SAFECO Properties totaled $105 million , less than 1% of SAFECO's consolidated investments. Since SAFECO Properties' operations are not material to the consolidated financial statements, they have not been reclassified as discontinued operations. See Note 2 on page 56 of the 1999 Annual Report to Shareholders, incorporated herein by reference (Exhibit 13), for additional information.

                       SAFECO CORPORATION AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - BUSINESS (CONTINUED)
--------------------------------------------------------------------------------


               SAFECO Credit Company, Inc., organized in 1969, provides loans and equipment financing and leasing to commercial businesses, insurance agents and affiliated companies. At December 31, 1999, 4% of the Credit Company's outstanding loans and leases consisted of loans to affiliated SAFECO companies.

               SAFECO Asset Management Company, acquired in 1973, is the investment advisor for the SAFECO mutual funds, variable annuity portfolios and a growing number of outside pension and trust accounts.

               SAFECO Securities, Inc., organized in 1967, is the principal underwriter of the SAFECO Mutual Funds, comprising the SAFECO Common Stock Trust, SAFECO Taxable Bond Trust, SAFECO Tax-Exempt Bond Trust, SAFECO Money Market Trust, and SAFECO Managed Bond Trust. These five trusts are made up of nineteen separate investment portfolios, all of which are sold on a "no-load" basis directly to the public. Fifteen of these portfolios have two additional classes of stock which are sold to the public through broker/dealers.

               In addition, SAFECO Securities, Inc. is the principal underwriter for the SAFECO Resource Series Trust, a registered investment company with six separate investment portfolios. SAFECO Securities is also the principal underwriter for the variable insurance products issued by SAFECO Resource Variable Account B, SAFECO Separate Account SL and SAFECO Separate Account C, all of which are separate accounts of SAFECO Life Insurance Company and for First SAFECO Separate Account S, which is a separate account of First SAFECO National Life Insurance Company of New York.

               SAFECO Services Corporation, organized in 1972, is the transfer agent for SAFECO's mutual funds.

               SAFECO Trust Company, organized in 1994, provides asset management and trust administrative services to high net worth individuals and unrelated organizations.

               SAFECO Investment Services, Inc., organized in 1986, is a broker/dealer and registered investment advisor that primarily distributes affiliated and nonaffiliated mutual funds and variable insurance products through its registered representatives.

               Talbot Financial Corporation, acquired in 1993, is a broad-based insurance broker with a concentrated emphasis on the distribution of qualified and nonqualified annuity products and mutual funds through the banking and brokerage arenas.

                       SAFECO CORPORATION AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION
                               ITEM 1 - PROPERTIES
                           ITEM 3 - LEGAL PROCEEDINGS
--------------------------------------------------------------------------------


           ITEM 2 - PROPERTIES

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

               Other buildings owned and occupied include service facilities in Redmond, Washington and Indianapolis, Indiana, as well as regional and branch offices in Fountain Valley and Pleasant Hill, CA; Denver, CO; Carol Stream, IL; St. Louis, MO; Cincinnati, OH; Portland, OR; Mountlake Terrace, Redmond, and Spokane, WA. These buildings comprise approximately 1,800,000 gross square feet. All other branch and service offices occupy leased premises comprising approximately 2,400,000 square feet, generally for periods of five years or less.

               SAFECO Properties' remaining real estate investments are primarily retail centers. See Item 1 on page 14 of this report.


           ITEM 3 - LEGAL PROCEEDINGS

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

               Four of the Corporation's property and casualty insurance subsidiaries were among 23 underwriters of real property insurance named as defendants in a case brought in February 1996 in the United States District Court for the Western District of Missouri alleging that their underwriting, sales and marketing practices violated the Fair Housing Act and certain other civil rights laws. The trial court refused to certify the plaintiff class and dismissed the lawsuit in June 1997. The plaintiffs appealed. In February 1998 the Eighth Circuit Court of Appeals upheld the dismissal, and in January 1999 the United States Supreme Court refused to grant

                       SAFECO CORPORATION AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION
                     ITEM 3 - LEGAL PROCEEDINGS (CONTINUED)
          ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
--------------------------------------------------------------------------------


           certiori to hear the case. Meanwhile, in January 1999, a group of plaintiffs filed separate lawsuits in Missouri state court against the SAFECO property and casualty insurance companies named in the federal court action. The state court actions against the SAFECO defendants have been removed to federal district court and assigned to the same judge who had ordered dismissal of the original federal court action. The actions have been stayed while a related action that has been dismissed against other insurers is on appeal before the Eighth Circuit Court of Appeals. Based on current information, management expects that the remaining lawsuits against the SAFECO subsidiaries will be dismissed just as the original federal court action was and intends to vigorously pursue such dismissal.

               One of SAFECO's property and casualty insurance subsidiaries, General Insurance Company of America ("General"), has been named a defendant along with six other property and casualty insurance groups in a putative class-action lawsuit filed in Illinois state court, Hobbs v. State Farm Mutual Automobile Insurance Co., et al. SAFECO Corporation originally was named as a defendant but has since been dismissed for lack of personal jurisdiction. The plaintiffs allege that the defendants violated their insurance contracts with policyholders by using non-original equipment manufacturer ("non-OEM") parts in the repair of vehicles made pursuant to those contracts. The plaintiffs also allege that the practices of the defendants in adjusting claims when non-OEM parts were used constituted a violation of the Illinois unfair business practices act. The plaintiffs further allege that the fact that the defendants support the Certified Auto Parts Association ("CAPA"), an independent organization that certifies the quality of non-OEM parts for vehicles, constituted a conspiracy to further the improper use of those parts. The plaintiffs seek actual as well as punitive damages. General will vigorously defend against these claims.

               In March 2000 California voters by over a 2-to-1 margin overturned a 1999 law that would have given third-party claimants the right to sue insurance companies for bad faith in connection with the adjustment of claims. Since the law will not go into effect, such third-party bad faith claims remain prohibited in California.


           ITEM 4 -  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of 1999.

                       SAFECO CORPORATION AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION
                      EXECUTIVE OFFICERS OF THE REGISTRANT
--------------------------------------------------------------------------------


           EXECUTIVE OFFICERS OF THE REGISTRANT

               As of March 24, 2000, these are the names, ages and positions of the executive officers of the Registrant as required by Item 10. No family relationships exist.


           Roger H. Eigsti       57   Chairman since May 1993. Chief Executive Officer since
                                      January 1992. President from May 1989 to August 1996.
                                      Chief Operating Officer from 1989 to 1991. Executive
                                      Vice President and Chief Financial Officer from 1985
                                      to 1989. Director since 1988.

           Boh A. Dickey         55   President and Chief Operating Officer since August
                                      1996. Executive Vice President from January 1992 to
                                      August 1996. Chief Financial Officer from May 1989 to
                                      August 1996. Senior Vice President from 1989 to 1991.
                                      Secretary from 1985 to 1991. Vice President and
                                      Controller from 1982 to 1989. Director since 1993.

           Rodney A. Pierson     52   Chief Financial Officer since August 1996. Senior Vice
                                      President since February 1994. Secretary since 1991.
                                      Controller from 1990 to 1997. Vice President from 1990
                                      to 1994. Vice President of SAFECO Property and
                                      Casualty Insurance Companies from 1987 to 1990.
                                      Controller of SAFECO Property and Casualty Insurance
                                      Companies from 1984 to 1990.

           James W. Ruddy        50   Senior Vice President since 1992. General Counsel
                                      since 1989. Vice President from 1989 to 1992.
                                      Associate General Counsel from 1985 to 1989.

           W. Randall Stoddard   52   President of SAFECO Property and Casualty Insurance
                                      Companies since July 1997. Chief Operating Officer of
                                      SAFECO Property and Casualty Insurance Companies from
                                      1996 to July 1997. Senior Vice President of Field
                                      Operations from 1994 to 1996.

           Randall H. Talbot     45   President of SAFECO Life Insurance Companies since
                                      February 1998. Chief Executive Officer and President
                                      of Talbot Financial Corporation from 1988 to 1998.

                       SAFECO CORPORATION AND SUBSIDIARIES
                    PART II - FINANCIAL INFORMATION, ITEM 5-9
                  PART III - FINANCIAL INFORMATION, ITEM 10-13
--------------------------------------------------------------------------------

PART II ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS
           Pages 40 and 75 of the 1999 Annual Report to
           Shareholders are incorporated herein by reference.

           ITEM 6. SELECTED FINANCIAL DATA
           Pages 76 through 79 of the 1999 Annual Report to Shareholders are incorporated herein by reference.

           ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           Pages 22 through 40 of the 1999 Annual
           Report to Shareholders are incorporated herein by reference.

           ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK Pages 38 and 39 of the 1999 Annual Report to Shareholders are incorporated herein by reference.

           ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
           Pages 43 through 75 of the 1999 Annual Report to Shareholders are incorporated herein by reference.

           ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
           None.

PART III The definitive proxy statement to be filed within 120 days after December 31, 1999, excluding the Annual Report of the Compensation Committee on Executive Compensation appearing on Pages 6 through 11, is incorporated herein by reference to fulfill the requirements of
           ITEM 10, "DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT" (except for that portion of Item 10 relating to executive officers which appears in Part I of this 10-K), and to fulfill the requirements of ITEM 11, "EXECUTIVE COMPENSATION," ITEM 12, "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT," and ITEM 13, "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

                       SAFECO CORPORATION AND SUBSIDIARIES
                         PART IV - FINANCIAL INFORMATION
   ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------------

PART IV    (a) (1) Financial Statements

           F-1    Consent of Independent Auditors

                  SAFECO Corporation and Subsidiaries:

                  The following consolidated financial statements of SAFECO Corporation and its subsidiaries, included in the 1999 Annual Report to Shareholders (pages 42 through 75), are incorporated herein by reference:

                    Report of Independent Auditors

                    Statement of Consolidated Income
                       Years Ended December 31, 1999, 1998 and 1997

                    Consolidated Balance Sheet
                       December 31, 1999 and 1998

                    Statement of Consolidated Cash Flows
                       Years Ended December 31, 1999, 1998 and 1997

                    Statement of Consolidated Comprehensive Income
                       Years Ended December 31, 1999, 1998 and 1997

                    Notes to Financial Statements
                       December 31, 1999


                  SAFECO Corporation and Subsidiaries Supplemental Consolidating
                  Information:

           F-2      Balance Sheet
                       December 31, 1999 and 1998

           F-3      Statement of Income
                       Year Ended December 31, 1999

           F-4      Statement of Cash Flows
                       Year Ended December 31, 1999

                       SAFECO CORPORATION AND SUBSIDIARIES
                         PART IV - FINANCIAL INFORMATION
 ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
                                  (CONTINUED)
--------------------------------------------------------------------------------


           (a) (2) Financial Statement Schedules

           F-5    Schedule I  Summary of Investments Other Than Investments in
                              Related Parties December 31, 1999

                  Schedule II Condensed Financial Information of the Registrant
                              (Parent Company Only):

           F-6                Balance Sheet
                                  December 31, 1999 and 1998

           F-7                Statement of Income
                                  Years Ended December 31, 1999, 1998 and 1997

           F-8                Statement of Cash Flows
                                  Years Ended December 31, 1999, 1998 and 1997

                              Statement of Consolidated Shareholders' Equity
                                  Years Ended December 31, 1999, 1998 and 1997. (See page 48 of the 1999 Annual Report to Shareholders which is incorporated herein by reference.)

           F-9    Schedule III Supplementary Insurance
                                  Information Years Ended December 31, 1999,
                                  1998 and 1997

           F-10   Schedule IV Reinsurance
                                  Years Ended December 31, 1999, 1998 and 1997

           F-11   Schedule VI Supplemental Information Concerning Property/
                                  Casualty Insurance Operations
                                  Years Ended December 31, 1999, 1998 and 1997

                  The following Article 7 schedules are omitted because the information is provided elsewhere in the Annual Report (Form 10-K) or because of the absence of conditions under which they are required:

                  Schedule V

                       SAFECO CORPORATION AND SUBSIDIARIES
                         PART IV - FINANCIAL INFORMATION
 ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
                                  (CONTINUED)
--------------------------------------------------------------------------------


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

                      Exhibit 4.8   Indenture, dated as of February 15,
                                    2000, among SAFECO and The Chase Manhattan
                                    Bank, N.A., as Trustee.

                      Exhibit 4.9   Form of 7.875% Notes due 2003.

                       SAFECO CORPORATION AND SUBSIDIARIES
                         PART IV - FINANCIAL INFORMATION
 ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FROM 8-K
                                  (CONTINUED)
--------------------------------------------------------------------------------


                      Exhibit 10.1 Purchase and Sale Agreement by and between Washington Square, Inc., Kitsap Associates Limited Partnership, Winmar Cascade, Inc., Winmar Oregon, Inc., Winmar of Kitsap, Inc., SCIT, Inc., Town Center Associates, and Winmar Company, Inc., as sellers; and The Macerich Partnership, L.P., and Ontario Teachers' Pension Plan Board, as purchaser, dated December 11, 1998, filed as Exhibit
                                    10.1 to SAFECO's Annual Report on Form 10-K for the fiscal year ended December 31, 1998. SAFECO agrees to furnish the Securities and Exchange Commission, upon request, with copies of all omitted schedules to the foregoing Purchase and Sale Agreement.

                      Exhibit 10.2 Five-Year Credit Agreement dated as of September 24, 1997, among SAFECO; Bank of America National Trust and Savings Association, as Agent; Mellon Bank, N.A., as Documentation Agent; The Chase Manhattan Bank, as Syndication Agent; and the various co-agents, lead managers, and financial institutions identified in said Credit Agreement as parties thereto, filed as
                                    Exhibit 10.1 to SAFECO's Annual Report on
                                    Form 10-K for the fiscal year ended December
                                    31, 1997.


                      The following management contracts and compensatory plan arrangements:

                      Exhibit 10.3 SAFECO Corporation Deferred Compensation Plan for Directors, As Amended and Restated on November 4, 1998, filed as Exhibit 10.2 to SAFECO's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

                      Exhibit 10.4 SAFECO Deferred Compensation Plan for Executives, As Amended and Restated on November 4, 1998, filed as Exhibit 10.3 to SAFECO's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

                      Exhibit 10.5 Form of Executive Severance Agreements between SAFECO and each of Rod A. Pierson, James W. Ruddy, and W. Randall Stoddard, in each case dated March 11, 1999, and between SAFECO and each of Boh A. Dickey and Roger
                                    H. Eigsti, in both cases dated May 5, 1999, filed as Exhibit 10.1 to SAFECO's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999; and Executive Severance Agreement between SAFECO, SAFECO Life Insurance Company and Randall H. Talbot dated March 11, 1999, filed as Exhibit 10.2 to SAFECO's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

                       SAFECO CORPORATION AND SUBSIDIARIES
                         PART IV - FINANCIAL INFORMATION
 ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FROM 8-K
                                  (CONTINUED)
--------------------------------------------------------------------------------


                      Exhibit 10.6  SAFECO Long-Term Incentive Plan of 1997
                                    as Amended and Restated May 5, 1999, filed as Exhibit 10.3 to SAFECO's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

                      Exhibit 10.7  Form of Stock Option Contract granted
                                    under the SAFECO Long-Term Incentive Plan of
                                    1997, filed as Exhibit 10.6 to SAFECO's
                                    Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

                      Exhibit 10.8 Form of Nonqualified Stock Option Award Agreement - Non-Employee Director granted under the SAFECO Long-Term Incentive Plan of 1997 as Amended and Restated May 5, 1999, filed as Exhibit 10.4 to SAFECO's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

                      Exhibit 10.9 Form of Restricted Stock Rights Award Agreement granted under the SAFECO Long-Term Incentive Plan of 1997, filed as Exhibit
                                    10.7 to SAFECO's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

                      Exhibit 10.10 Form of Performance Stock Rights Award
                                    Agreement granted under the SAFECO Long-Term
                                    Incentive Plan of 1997, filed as Exhibit
                                    10.8 to SAFECO's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

                      Exhibit 10.11 SAFECO Incentive Plan of 1987 contained in
                                    the Prospectus dated November 10, 1989, as amended January 31, 1990, filed as Exhibit 10 to SAFECO's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, and the Supplement to such Prospectus dated November 8, 1990, filed as Exhibit 10 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1990.

           F-13       Exhibit 11    Computation of Income Per Share

           F-14       Exhibit 12    Computation of Ratios

           F-15       Exhibit 21    Subsidiaries of the Registrant

                      Exhibit 13    1999 Annual Report to Shareholders

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

                       SAFECO CORPORATION AND SUBSIDIARIES
                         PART IV - FINANCIAL INFORMATION
 ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
                                  (CONTINUED)
--------------------------------------------------------------------------------

           (b) Reports on Form 8-K

                  No Forms 8-K were filed or required to be filed for any event during the quarter ended December 31, 1999. The Registrant filed an 8-K dated January 26, 2000 under Item 5 (Other Items), relating to its quarterly earnings release.

                      SAFECO CORPORATION AND SUBSIDIARIES

                                   SIGNATURES
--------------------------------------------------------------------------------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 24th day of March 2000.

                                              SAFECO CORPORATION
                                              ----------------------------------
                                              Registrant

                                              /s/ ROGER H. EIGSTI
                                              ----------------------------------
                                              Roger H. Eigsti, Chairman and
                                              Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 24, 2000.


    Name                                     Title
----------------------------------------------------------------------------
/s/ ROGER H. EIGSTI                          Chairman and
-------------------------------------        Chief Executive Officer
    Roger H. Eigsti


/s/ BOH A. DICKEY                            President,
-------------------------------------        Chief Operating Officer
    Boh A. Dickey                            and Director


/s/ ROD A. PIERSON                           Senior Vice President,
-------------------------------------        Chief Financial Officer
    Rod A. Pierson                           and Secretary


/s/ H. PAUL LOWBER                           Vice President, Controller
-------------------------------------        and Chief Accounting Officer
    H. Paul Lowber


/s/ PHYLLIS J. CAMPBELL                      Director
-------------------------------------
    Phyllis J. Campbell


/s/ ROBERT S. CLINE                          Director
-------------------------------------
    Robert S. Cline


/s/ JOHN W. ELLIS                            Director
-------------------------------------
    John W. Ellis

                      SAFECO CORPORATION AND SUBSIDIARIES


                                   SIGNATURES
------------------------------------------------------------------------------


    Name                                       Title
------------------------------------------------------------------------------
/s/ WILLIAM P. GERBERDING                      Director
-------------------------------------
    William P. Gerberding


/s/ JOSHUA GREEN III                           Director
-------------------------------------
    Joshua Green III


/s/ WILLIAM W. KRIPPAEHNE, JR.                 Director
-------------------------------------
    William W. Krippaehne, Jr.


/s/ WILLIAM G. REED, JR.                       Director
-------------------------------------
    William G. Reed, Jr.


                                               Director
-------------------------------------
    Norman B. Rice


/s/ JUDITH M. RUNSTAD                          Director
-------------------------------------
    Judith M. Runstad


/s/ PAUL W. SKINNER                            Director
-------------------------------------
    Paul W. Skinner

               CONSENT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS





SAFECO Corporation:

We consent to the incorporation by reference in this Annual Report (Form 10-K) of SAFECO Corporation of our report dated February 11, 2000, included in the 1999 Annual Report to Shareholders of SAFECO Corporation.

Our audits also included the financial statement schedules of SAFECO Corporation listed in the Index at Item 14(a). These schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these schedules based on our audits. In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also consent to the incorporation by reference in the Registration Statement (Form S-8 No. 333-26393) pertaining to the SAFECO Long-Term Incentive Plan of 1997 and the incorporation by reference in the Registration Statement (Form S-3 No. 333-30346) pertaining to the $800,000,000 in SAFECO debt securities of our report dated February 11, 2000, with respect to the consolidated financial statements of SAFECO Corporation incorporated by reference, and our report included in the preceding paragraph with respect to the financial statement schedules included in this Annual Report (Form 10-K) for the year ended December 31, 1999 of SAFECO Corporation.



                                                  /s/ Ernst & Young LLP


Seattle, Washington
March 23, 2000

SAFECO CORPORATION AND SUBSIDIARIES                                          F-2
Balance Sheet - Supplemental Consolidating Information
December 31, 1999
--------------------------------------------------------------------------------
(In Millions)


                                                                 Property &               Credit      Other and
ASSETS                                                            Casualty      Life      Company    Eliminations   Consolidated
                                                                 ---------   ---------   ---------   ------------   ------------
Investments:
        Fixed Maturities Available-for-Sale, at Market Value     $ 5,950.8   $10,789.2   $      --   $       90.7   $   16,830.7
        Fixed Maturities Held-to-Maturity, at Amortized Cost            --     2,733.3          --             --        2,733.3
        Marketable Equity Securities, at Market Value              1,897.5        33.6          --           73.6        2,004.7
        Mortgage Loans                                                57.5       830.4          --         (117.5)         770.4
        Real Estate (At cost less accumulated depreciation)             --         3.8          --          102.7          106.5
        Policy Loans                                                    --        91.4          --             --           91.4
        Other Invested Assets                                         17.8         0.2          --             --           18.0
        Short-Term Investments                                       287.8       382.8          --         (294.6)         376.0
                                                                 ---------   ---------   ---------   ------------   ------------
              Total Investments                                    8,211.4    14,864.7          --         (145.1)      22,931.0
Cash                                                                  61.9        23.2         9.2           18.0          112.3
Accrued Investment Income                                            104.2       218.4         4.0            1.5          328.1
Finance Receivables (Less unearned finance charges
        and allowance for doubtful accounts)                            --          --     1,460.6             --        1,460.6
Loans to Affiliates                                                     --          --        58.3          (58.3)            --
Premiums and Other Service Fees Receivable                         1,034.9        13.3          --           10.1        1,058.3
Other Notes and Accounts Receivable                                   22.9        65.6         2.0           56.7          147.2
Deferred Income Tax Recoverable
        (Includes tax on unrealized appreciation of securities)        5.4       123.0       (51.5)          28.4          105.3
Reinsurance Recoverables                                             332.3        52.5          --             --          384.8
Deferred Policy Acquisition Costs                                    325.4       273.4          --             --          598.8
Land, Buildings and Equipment for Company Use
        (At cost less accumulated depreciation)                      261.4         1.5         0.3           81.6          344.8
Goodwill                                                           1,209.0        95.7          --           50.2        1,354.9
Other Assets                                                         134.6        75.1       101.5           32.2          343.4
Separate Account Assets                                                 --     1,403.2          --             --        1,403.2
                                                                 ---------   ---------   ---------   ------------   ------------
              Total                                              $11,703.4   $17,209.6   $ 1,584.4   $       75.3   $   30,572.7
                                                                 =========   =========   =========   ============   ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Losses and Adjustment Expense                                    $ 4,378.6   $    37.8   $      --   $         --   $    4,416.4
Life Policy Liabilities                                                 --       281.5          --             --          281.5
Unearned Premiums                                                  1,844.3         8.8          --             --        1,853.1
Funds Held Under Deposit Contracts                                      --    13,762.9          --             --       13,762.9
Debt:
        Commercial Paper                                                --          --          --          508.8          508.8
        Credit Company Borrowings - Nonaffiliates                       --          --     1,323.1             --        1,323.1
        Credit Company Borrowings - Affiliates                          --          --        92.8          (92.8)            --
        7.875% Notes Due 2005                                           --          --          --          200.0          200.0
        6.875% Notes Due 2007                                           --          --          --          200.0          200.0
        Other Notes and Mortgages - Nonaffiliates                       --          --          --           84.2           84.2
Other Liabilities                                                  1,052.8       499.2        26.3         (181.5)       1,396.8
Current Income Taxes                                                 (10.1)       15.1         2.8           (1.7)           6.1
Separate Account Liabilities                                            --     1,403.2          --             --        1,403.2
                                                                 ---------   ---------   ---------   ------------   ------------
              Total Liabilities                                    7,265.6    16,008.5     1,445.0          717.0       25,436.1
                                                                 ---------   ---------   ---------   ------------   ------------
Capital Securities                                                      --          --          --          842.5          842.5
                                                                 ---------   ---------   ---------   ------------   ------------
Common Stock                                                          25.9        17.0         1.0          797.8          841.7
Additional Paid-In Capital                                         3,010.8       266.3        27.0       (3,304.1)            --
Retained Earnings                                                    815.9     1,130.9       111.4        1,004.5        3,062.7
Total Accumulated Other Comprehensive Income                         585.2      (213.1)         --           17.6          389.7
                                                                 ---------   ---------   ---------   ------------   ------------
              Total Shareholders' Equity                           4,437.8     1,201.1       139.4       (1,484.2)       4,294.1
                                                                 ---------   ---------   ---------   ------------   ------------
              Total                                              $11,703.4   $17,209.6   $ 1,584.4   $       75.3   $   30,572.7
                                                                 =========   =========   =========   ============   ============

SAFECO CORPORATION AND SUBSIDIARIES                                         F-2
Balance Sheet - Supplemental Consolidating Information
December 31, 1998                                                      Continued
--------------------------------------------------------------------------------
(In Millions)


                                                               Property &              Credit       Other and
ASSETS                                                          Casualty     Life      Company     Eliminations   Consolidated
                                                                --------   ---------   ---------   ------------   ------------
Investments:
      Fixed Maturities Available-for-Sale, at Market Value      $ 6,954.0  $10,785.2   $      --   $      116.4   $   17,855.6
      Fixed Maturities Held-to-Maturity, at Amortized Cost             --    2,720.9          --             --        2,720.9
      Marketable Equity Securities, at Market Value               1,910.5       37.9          --           88.2        2,036.6
      Mortgage Loans                                                 66.6      675.6          --         (200.7)         541.5
      Real Estate (At cost less accumulated depreciation)              --        3.0          --          593.0          596.0
      Policy Loans                                                     --       88.3          --             --           88.3
      Other Invested Assets                                          18.3        5.2          --             --           23.5
      Short-Term Investments                                        291.1       63.2         1.0          (39.4)         315.9
                                                                --------   ---------   ---------   ------------   ------------
          Total Investments                                       9,240.5   14,379.3         1.0          557.5       24,178.3
Cash                                                                 46.4       10.1         4.6           13.8           74.9
Accrued Investment Income                                           119.2      199.2         3.2            1.6          323.2
Finance Receivables (Less unearned finance charges
      and allowance for doubtful accounts)                             --         --     1,207.7             --        1,207.7
Loans to Affiliates                                                    --         --       206.1         (206.1)            --
Premiums and Other Service Fees Receivable                          948.3       12.5          --           17.5          978.3
Other Notes and Accounts Receivable                                  51.4      106.4         5.4           (8.0)         155.2
Reinsurance Recoverables                                            270.4       47.0          --             --          317.4
Deferred Policy Acquisition Costs                                   308.0      213.1          --             --          521.1
Land, Buildings and Equipment for Company Use
      (At cost less accumulated depreciation)                       236.9        1.5         0.3           41.5          280.2
Goodwill                                                          1,252.9       67.2          --           38.9        1,359.0
Other Assets                                                         95.5      100.1       100.0           (0.3)         295.3
Separate Account Assets                                                --    1,201.1          --             --        1,201.1
                                                                --------   ---------   ---------   ------------   ------------
          Total                                                 $12,569.5  $16,337.5   $ 1,528.3   $      456.4   $   30,891.7
                                                                =========  =========   =========   ============   ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Losses and Adjustment Expense                                   $ 4,219.9  $    42.8   $      --   $         --   $    4,262.7
Life Policy Liabilities                                                --      276.8          --             --          276.8
Unearned Premiums                                                 1,742.2        8.7          --             --        1,750.9
Funds Held Under Deposit Contracts                                     --   12,718.1          --             --       12,718.1
Debt:
      Commercial Paper                                                 --         --          --          732.7          732.7
      Credit Company Borrowings - Nonaffiliates                        --         --     1,255.2             --        1,255.2
      Credit Company Borrowings - Affiliates                           --         --        61.0          (61.0)            --
      7.875% Notes Due 2005                                            --         --          --          200.0          200.0
      6.875% Notes Due 2007                                            --         --          --          200.0          200.0
      Other Notes and Mortgages - Nonaffiliates                        --         --          --          227.7          227.7
Other Liabilities                                                   913.3      251.9        36.5          (48.2)       1,153.5
Income Taxes:
      Current                                                        26.3      (16.2)       (0.2)          (7.4)           2.5
      Deferred (Includes tax on unrealized appreciation
          of investment securities)                                 227.1      194.2        47.3           24.0          492.6
Separate Account Liabilities                                           --    1,201.1          --             --        1,201.1
                                                                --------   ---------   ---------   ------------   ------------
          Total Liabilities                                       7,128.8   14,677.4     1,399.8        1,267.8       24,473.8
                                                                --------   ---------   ---------   ------------   ------------
Capital Securities                                                     --         --          --          842.1          842.1
                                                                --------   ---------   ---------   ------------   ------------
Common Stock                                                         25.0       11.0         1.0          848.0          885.0
Additional Paid-In Capital                                        3,011.7      266.3        27.0       (3,305.0)            --
Retained Earnings                                                 1,343.4    1,036.8       100.5          776.5        3,257.2
Total Accumulated Other Comprehensive Income                      1,060.6      346.0          --           27.0        1,433.6
                                                                --------   ---------   ---------   ------------   ------------
          Total Shareholders' Equity                              5,440.7    1,660.1       128.5       (1,653.5)       5,575.8
                                                                --------   ---------   ---------   ------------   ------------
          Total                                                 $12,569.5  $16,337.5   $ 1,528.3   $      456.4   $   30,891.7
                                                                =========  =========   =========   ============   ============

SAFECO CORPORATION AND SUBSIDIARIES                                          F-3
Statement of Income - Supplemental Consolidating Information
Year Ended December 31, 1999
--------------------------------------------------------------------------------
(In Millions)


                                                                  Property &               Other and
                                                                   Casualty     Life      Eliminations   Consolidated
                                                                  ----------   --------   ------------   ------------
REVENUES
      Insurance:
         Property and Casualty Earned Premiums                     $4,382.9   $     --   $         --   $    4,382.9
         Life Premiums and Other Revenues                                --      360.9             --          360.9
                                                                   --------   --------   ------------   ------------
             Total                                                  4,382.9      360.9             --        4,743.8
      Credit                                                             --         --          115.1          115.1
      Asset Management                                                   --         --           44.3           44.3
      Other                                                              --         --          111.1          111.1
      Net Investment Income                                           462.3    1,120.1            2.7        1,585.1
      Realized Investment Gain  (Loss)                                 87.3       (6.9)          37.3          117.7
                                                                   --------   --------   ------------   ------------
             Total                                                  4,932.5    1,474.1          310.5        6,717.1
                                                                   --------   --------   ------------   ------------

EXPENSES
      Losses, Adjustment Expense and Policy Benefits                3,431.8    1,072.2             --        4,504.0
      Commissions                                                     714.1       80.8             --          794.9
      Personnel Costs                                                 322.6       72.2           68.8          463.6
      Interest                                                           --         --          141.0          141.0
      Goodwill Amortization                                            43.8        3.7            8.3           55.8
      Other                                                           298.4       82.9           70.9          452.2
      Amortization of Deferred Policy Acquisition Costs               793.0       47.1             --          840.1
      Deferral of Policy Acquisition Costs                           (810.3)     (56.5)            --         (866.8)
                                                                   --------   --------   ------------   ------------
             Total                                                  4,793.4    1,302.4          289.0        6,384.8
                                                                   --------   --------   ------------   ------------

Income Before Income Taxes                                            139.1      171.7           21.5          332.3
                                                                   --------   --------   ------------   ------------
Provision (Benefit) for Income Taxes:
      Current                                                         (56.6)      75.8           51.8           71.0
      Deferred                                                         23.6      (16.2)         (43.1)         (35.7)
                                                                   --------   --------   ------------   ------------
             Total                                                    (33.0)      59.6            8.7           35.3
                                                                   --------   --------   ------------   ------------

Income Before Distributions on Capital Securities                     172.1      112.1           12.8          297.0
Distributions on Capital Securities, Net of Tax                          --         --          (44.8)         (44.8)
                                                                   --------   --------   ------------   ------------

Net Income  (Loss)                                                 $  172.1   $  112.1   $      (32.0)  $      252.2
                                                                   ========   ========   ============   ============

SAFECO CORPORATION AND SUBSIDIARIES                                         F-4
Statement of Cash Flows - Supplemental Consolidating Information
Year Ended December 31, 1999
--------------------------------------------------------------------------------
(In Millions)

                                                                       Property &              Other and
                                                                        Casualty     Life     Eliminations   Consolidated
                                                                       ----------  --------   ------------   ------------
OPERATING ACTIVITIES
     Insurance Premiums Received                                        $4,391.3   $  245.5   $         --   $    4,636.8
     Dividends and Interest Received                                       466.3    1,020.0           84.9        1,571.2
     Other Operating Receipts                                                 --       58.6          188.6          247.2
     Insurance Claims and Policy Benefits Paid                          (3,296.6)    (409.6)            --       (3,706.2)
     Underwriting, Acquisition and Insurance Operating Costs Paid       (1,377.5)    (232.6)           5.3       (1,604.8)
     Interest Paid and Distributions on Capital Securities                    --         --         (210.6)        (210.6)
     Other Operating Costs Paid                                               --         --         (128.6)        (128.6)
     Income Taxes Recovered (Paid)                                          21.9      (44.5)         (19.4)         (42.0)
                                                                        --------   --------   ------------   ------------
             Net Cash Provided by (Used in) Operating Activities           205.4      637.4          (79.8)         763.0
                                                                        --------   --------   ------------   ------------

INVESTING ACTIVITIES
     Purchases of:
         Fixed Maturities Available-for-Sale                            (2,501.7)  (2,912.6)          (7.8)      (5,422.1)
         Fixed Maturities Held-to-Maturity                                    --       (0.9)            --           (0.9)
         Equities                                                         (221.5)     (10.3)          (0.1)        (231.9)
         Other Investments                                                    --     (430.6)         (30.0)        (460.6)
     Maturities of Fixed Maturities Available-for-Sale                     185.0      956.2           32.8        1,174.0
     Maturities of Fixed Maturities Held-to-Maturity                          --       13.3             --           13.3
     Sales of:
         Fixed Maturities Available-for-Sale                             2,656.9    1,056.0            2.5        3,715.4
         Fixed Maturities Held-to-Maturity                                    --        6.3             --            6.3
         Equities                                                          271.9       15.6           10.6          298.1
         Other Investments                                                   9.1      284.8          536.6          830.5
     Net Increase in Short-Term Investments                               (124.7)     (26.0)         (13.0)        (163.7)
     Finance Receivables Originated or Acquired                               --         --         (916.8)        (916.8)
     Principal Payments Received on Finance Receivables                       --         --          644.6          644.6
     Other                                                                 252.6     (323.1)         (30.5)        (101.0)
                                                                        --------   --------   ------------   ------------
             Net Cash Provided by (Used in) Investing Activities           527.6   (1,371.3)         228.9         (614.8)
                                                                        --------   --------   ------------   ------------

FINANCING ACTIVITIES
     Funds Received Under Deposit Contracts                                   --    1,849.5             --        1,849.5
     Return of Funds Held Under Deposit Contracts                             --   (1,077.3)            --       (1,077.3)
     Repayment of Notes and Mortgage Borrowings                               --         --         (138.1)        (138.1)
     Net Proceeds (Repayment of) from Short-Term Borrowings                   --        3.8         (188.6)        (184.8)
     Common Stock Reacquired                                                  --         --         (303.2)        (303.2)
     Dividends Paid to Shareholders                                       (717.5)     (29.0)         554.3         (192.2)
     Other                                                                    --         --          (64.7)         (64.7)
                                                                        --------   --------   ------------   ------------
             Net Cash Provided by (Used in) Financing Activities          (717.5)     747.0         (140.3)        (110.8)
                                                                        --------   --------   ------------   ------------

     Net Increase in Cash                                                   15.5       13.1            8.8           37.4
     Cash at the Beginning of Year                                          46.4       10.1           18.4           74.9
                                                                        --------   --------   ------------   ------------
     Cash at the End of the Year                                        $   61.9   $   23.2   $       27.2   $      112.3
                                                                        ========   ========   ============   ============

SAFECO CORPORATION AND SUBSIDIARIES                                          F-5
Summary of Investments Other Than Investments in Related Parties Schedule I December 31, 1999
--------------------------------------------------------------------------------
(In Millions)


                                                                                                            Amount at
                                                                                                          Which Shown In
                                                                                                           the Balance
Type of Investment                                                              Cost         Market Value     Sheet
------------------                                                            ---------      ------------   ---------
Fixed Maturities Available-for-Sale
     Bonds:
         United States Government and Government
             Agencies and Authorities                                         $ 1,352.2      $    1,357.9   $ 1,357.9
         States, Municipalities and Political Subdivisions                      3,160.0           3,153.5     3,153.5
         Mortgage-Backed Securities                                             3,614.3           3,546.5     3,546.5
         Foreign Governments                                                      183.3             195.3       195.3
         Public Utilities                                                       1,657.3           1,613.9     1,613.9
         All Other Corporate Bonds                                              7,011.2           6,719.9     6,719.9
     Redeemable Preferred Stocks                                                  280.6             243.7       243.7
                                                                              ---------      ------------   ---------

             Total Fixed Maturities Classified as Available-for-Sale(1)        17,258.9      $   16,830.7    16,830.7
                                                                              ---------      ============   ---------

Fixed Maturities Held-to-Maturity
     Bonds:
         United States Government and Government
             Agencies and Authorities                                             282.5      $      309.4       282.5
         States, Municipalities and Political Subdivisions                        140.3             136.0       140.3
         Mortgage-Backed Securities                                               320.5             325.2       320.5
         Foreign Governments                                                      150.3             169.3       150.3
         Public Utilities                                                         415.7             419.9       415.7
         All Other Corporate Bonds                                              1,424.0           1,412.3     1,424.0
                                                                              ---------      ------------   ---------

             Total Fixed Maturities Classified as Held-to-Maturity(1)           2,733.3      $    2,772.1     2,733.3
                                                                              ---------      ============   ---------

Equity Securities
     Common Stocks:
         Public Utilities                                                          40.2      $      105.9       105.9
         Banks, Trust and Insurance Companies                                      53.1             126.8       126.8
         Industrial, Miscellaneous and All Other                                  738.7           1,619.7     1,619.7
     Non-Redeemable Preferred Stocks                                              140.5             152.3       152.3
                                                                              ---------      ------------   ---------
             Total Equity Securities                                              972.5      $    2,004.7     2,004.7
                                                                              ---------      ============   ---------

Other
     Mortgage Loans on Real Estate(1)                                             770.4                         770.4
     Real Estate (Net of depreciation)(1)                                         106.5                         106.5
     Policy Loans                                                                  91.4                          91.4
     Other Invested Assets                                                         18.0                          18.0
     Short-Term Investments                                                       376.0                         376.0
                                                                              ---------                     ---------
             Total Other                                                        1,362.3                       1,362.3
                                                                              ---------                     ---------
                  Total Investments                                           $22,327.0                     $22,931.0
                                                                              =========                     =========




(1) The carrying value of investments in fixed maturities, mortgage loans and real estate that have not produced income for the last twelve months is less than one percent of the total of such investments at December 31, 1999.


SAFECO CORPORATION                                                                          F-6
Balance Sheet                                                                       Schedule II
(Parent Company Only)
December 31                                                              1999           1998
----------------------------------------------------------------------------------------------
(In Millions)
ASSETS

Investments:
     Stock of Subsidiaries - At Cost Plus Equity in
        Undistributed Earnings Since Acquisition
        (Includes unrealized appreciation of investment
        securities, net of tax, held by subsidiaries)                   $5,981.2      $7,443.3
     Fixed Maturities Available-for-Sale, at Market Value
        (Amortized cost: $77.4; $90.1)                                      76.1          92.9
     Marketable Equity Securities, at Market Value
        (Cost: $22.4; $30.4)                                                43.9          62.5
     Short-Term Investments                                                 62.8          82.3
                                                                        --------      --------
            Total Investments                                            6,164.0       7,681.0
Cash                                                                         0.1           0.3
Dividends Receivable from Affiliated Companies                                --          14.3
Accounts Receivable from Affiliated Companies                                2.8           3.7
Income Taxes - Current                                                      11.5          14.1
Other Assets                                                                21.7          19.0
                                                                        --------      --------
            Total Assets                                                $6,200.1      $7,732.4
                                                                        ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY

     Accounts and Interest Payable                                      $   50.0      $   45.6
     Income Taxes:
        Deferred                                                             7.0          12.1
     Dividends Payable to Shareholders                                      47.7          47.7
     Debt:
        Commercial Paper                                                   508.8         732.8
        Medium-Term Notes Due 2002                                          50.0          50.0
        7.875% Notes Due 2005                                              200.0         200.0
        6.875% Notes Due 2007                                              200.0         200.0
        8.072% Junior Subordinated Debentures (Capital Securities)         842.5         868.4
                                                                        --------      --------
            Total Liabilities                                            1,906.0       2,156.6
                                                                        --------      --------

     Preferred Stock, No Par Value:
        Shares Authorized: 10
        Shares Issued and Outstanding: None
     Common Stock, No Par Value:
        Shares Authorized: 300
        Shares Reserved for Options:  7.3; 7.5
        Shares Issued and Outstanding:  128.9; 136.3                       841.7         885.0
     Retained Earnings                                                   3,062.7       3,257.2
     Total Accumulated Other Comprehensive Income                          389.7       1,433.6
                                                                        --------      --------
            Total Shareholders' Equity                                   4,294.1       5,575.8
                                                                        --------      --------
            Total Liabilities and Shareholders' Equity                  $6,200.1      $7,732.4
                                                                        ========      ========


SAFECO CORPORATION                                                                                    F-7
Statement of Income                                                                           Schedule II
(Parent Company Only)
Year Ended December 31                                                    1999         1998         1997
---------------------------------------------------------------------------------------------------------
(In Millions)
REVENUES
            Dividends -Nonaffiliates                                     $  2.3       $  2.5       $  2.8
            Interest  -Affiliates                                           0.9          0.2          0.9
                      -Others                                               7.0          6.6         20.0
            Realized Gain (Loss) from Security Investments                 (0.5)         5.8          7.9
                                                                         ------       ------       ------
                Total                                                       9.7         15.1         31.6
                                                                         ------       ------       ------

EXPENSES
            Interest                                                      140.9        152.7         74.3
            Other                                                           1.1          1.9          0.8
                                                                         ------       ------       ------
                Total                                                     142.0        154.6         75.1
                                                                         ------       ------       ------


Loss Before Income Taxes                                                 (132.3)      (139.5)       (43.5)
Benefit for Income Taxes
            (Includes provision (benefit) on realized gain (loss):
            $(0.2); $2.0; $2.8)                                           (47.0)       (48.9)       (16.0)
                                                                         ------       ------       ------

Loss Before Equity in Earnings
            of Subsidiaries                                               (85.3)       (90.6)       (27.5)
Equity in Earnings of Subsidiaries
            (Includes dividends accrued and received)                     337.5        442.5        457.5
                                                                         ------       ------       ------

                Consolidated Net Income                                  $252.2       $351.9       $430.0
                                                                         ======       ======       ======



Dividends Accrued and Received From Subsidiaries (Cash):
            SAFECO Insurance Company of America                          $168.0       $144.5       $383.0
            General Insurance Company of America                          174.0        106.0        316.5
            First National Insurance Company of America                     8.0          9.0         29.5
            SAFECO National Insurance Company                               7.0          5.5          4.5
            SAFECO Insurance Company of Illinois                           12.0         12.0         12.0
            American States Financial Corporation                         346.0        233.0           --
            SAFECO Life Insurance Company                                    --         90.0         16.0
            SAFECO Administrative Services, Inc.                             --         14.5          0.5
            SAFECO Properties, Inc.                                        25.7          0.2          1.2
            SAFECO Credit Company, Inc.                                     3.6          3.5          3.0
            SAFECO Asset Management Company                                 1.8          5.6           --
            SAFECO Capital Trust                                             --          2.1          1.0
                                                                         ------       ------       ------

                Total                                                    $746.1       $625.9       $767.2
                                                                         ======       ======       ======


SAFECO CORPORATION                                                                                             F-8
Statement of Cash Flows                                                                                Schedule II
(Parent Company Only)
Year Ended December 31                                                           1999          1998        1997
------------------------------------------------------------------------------------------------------------------
(In Millions)
OPERATING ACTIVITIES
        Dividends and Interest Received -Affiliates                            $  761.3     $  657.3    $   760.1
                                        -Others                                    10.4          9.2         23.8
        Interest Paid                                                            (143.4)      (150.0)       (34.6)
        Other Operating Costs Paid                                                 (6.8)        (1.2)        (0.3)
        Income Taxes Received                                                      50.0         23.1         31.6
                                                                               --------     --------    ---------
            Net Cash Provided by Operating Activities                             671.5        538.4        780.6
                                                                               --------     --------    ---------

INVESTING ACTIVITIES
        Purchases of:
            Fixed Maturities Available-for-Sale                                      --        (25.7)          --
            Equities                                                               (0.1)        (7.2)          --
        Maturities of Fixed Maturities Available-for-Sale                          19.4         25.0         10.6
        Acquisitions, Net of Cash Acquired                                           --           --     (3,157.2)
        Sales of:
            Fixed Maturities Available-for-Sale                                      --          3.2          4.3
            Equities                                                                9.7         19.3         10.3
        Net Decrease (Increase) in Short-Term Investments                          19.5        (77.3)        18.9
        Other                                                                        --         (0.4)          --
                                                                               --------     --------    ---------
            Net Cash Provided by (Used in) Investing Activities                    48.5        (63.1)    (3,113.1)
                                                                               --------     --------    ---------


FINANCING ACTIVITIES
        Proceeds from Notes and Mortgage Borrowings                                  --           --        196.1
        Net (Repayment of) Proceeds from Short-Term Borrowings                   (229.9)       (80.0)       811.2
        Proceeds from Junior Subordinated Debentures (Capital Securities)            --           --        832.2
        Proceeds from Common Stock Secondary Offering                                --           --        677.2
        Common Stock Reacquired                                                  (303.1)      (236.8)       (10.7)
        Dividends Paid to Shareholders                                           (192.2)      (187.5)      (154.1)
        Other                                                                       5.0          3.8          5.9
                                                                               --------     --------    ---------
            Net Cash Provided by (Used in) Financing Activities                  (720.2)      (500.5)     2,357.8
                                                                               --------     --------    ---------

Net (Decrease) Increase in Cash                                                    (0.2)       (25.2)        25.3
Cash at the Beginning of Year                                                       0.3         25.5          0.2
                                                                               --------     --------    ---------
Cash at the End of Year                                                        $    0.1     $    0.3    $    25.5
                                                                               ========     ========    =========


SAFECO CORPORATION AND SUBSIDIARIES                                                                                             F-9
Supplementary Insurance Information                                                                                    Schedule III
December 31                                                                       Year Ended December 31
-----------------------------------------------------------------------------------------------------------------------------------
(In Millions)                                                                     (In Millions)

                                                                           Reserve for                 Other Policy
                                                                          Future Policy                 Claims and
                                                                            Benefits                     Benefits
                                                            Deferred         Losses,                     Payable        Premiums
                                                             Policy        Claims and                   (Funds Held    and Service
                                                           Acquisition        Loss         Unearned    Under Deposit        Fee
Segment                                                       Costs          Expenses      Premiums      Contracts)      Revenues
-----------------------------------------------------------------------------------------------------------------------------------
1999
Property and Casualty:
             Personal Lines:
                    Personal Auto                           $    65.6      $ 1,125.2       $   435.6                     $ 1,725.6
                    Homeowners                                   82.5          223.1           394.9                         708.3
                    Other                                        22.8           79.9           118.6                         177.7
             Commercial Lines:
                    American States Business Insurance          102.5        1,561.1           561.1                       1,017.6
                    SAFECO Commercial                            40.1        1,119.6           255.0                         686.4
             Surety                                              11.6          (58.8)           62.9                          59.4
             Other                                                0.3          328.5            16.2                           7.9
                                                            ---------      ---------       ---------                     ---------
                    Total                                       325.4        4,378.6         1,844.3                       4,382.9
                                                            ---------      ---------       ---------                     ---------

Life:
             Retirement Services                                103.4           12.7              --      $ 5,782.3           32.9
             Settlement Annuities                                  --             --              --        5,823.4            1.1
             Group                                               13.7           80.9             2.2             --          193.9
             Individual                                         156.3          225.7             6.6        2,157.2          119.8
             Other                                                 --             --              --             --           13.2
                                                            ---------      ---------       ---------      ---------      ---------
                    Total                                       273.4          319.3             8.8       13,762.9          360.9
                                                            ---------      ---------       ---------      ---------      ---------
Credit                                                             --             --              --             --             --
Asset Management                                                   --             --              --             --             --
Other and Eliminations                                             --             --              --             --             --
                                                            ---------      ---------       ---------      ---------      ---------
                    Consolidated Totals                     $   598.8      $ 4,697.9       $ 1,853.1      $13,762.9      $ 4,743.8
                                                            =========      =========       =========      =========      =========



                                                                                     Year Ended December 31
                                                            ----------------------------------------------------------------------
                                                                                          (In Millions)       Other
                                                                                                            Operating
                                                                                                              Costs
                                                                           Benefits,                       (Including
                                                                            Claims,     Amortization of    Dividends to
                                                               Net        Losses and     Deferred Policy   Policyholders     Net
                                                            Investment    Adjustment     Acquisition       and Goodwill   Premiums
Segment                                                       Income        Expenses        Costs          Amortization)   Written
----------------------------------------------------------------------------------------------------------------------------------
1999
Property and Casualty:
             Personal Lines:
                    Personal Auto                           $   131.0      $ 1,382.7      $   211.0        $   102.0     $ 1,722.5
                    Homeowners                                   51.9          544.5          190.5             92.0         722.5
                    Other                                        15.8           97.8           57.2             27.7         182.2
             Commercial Lines:
                    American States Business Insurance          141.7          830.8          190.8            179.5       1,115.7
                    SAFECO Commercial                            97.2          553.8          124.8            115.2         676.0
             Surety                                               3.0           17.9           17.9              8.4          59.8
             Other                                               21.7            4.3            0.8             43.8           5.1
                                                            ---------      ---------      ---------        ---------     ---------
                    Total                                       462.3        3,431.8          793.0            568.6     $ 4,483.8
                                                            ---------      ---------      ---------        ---------     =========

Life:
             Retirement Services                                410.9          310.5           37.2             43.6
             Settlement Annuities                               486.6          423.0             --             22.6
             Group                                                1.9          157.1            4.4             53.6
             Individual                                         144.7          181.6            5.5             47.3
             Other                                               76.0             --             --             16.0
                                                            ---------      ---------      ---------        ---------
                    Total                                     1,120.1        1,072.2           47.1            183.1
                                                            ---------      ---------      ---------        ---------
Credit                                                             --             --             --             97.2
Asset Management                                                   --             --             --             30.7
Other and Eliminations                                            2.7             --             --            161.1
                                                            ---------      ---------      ---------        ---------
                    Consolidated Totals                     $ 1,585.1      $ 4,504.0      $   840.1        $ 1,040.7
                                                            =========      =========      =========        =========


(1) Real Estate operations reported separately in 1998 and 1997 are combined with Other and Eliminations in 1999. The real estate operations are currently being disposed of; its operations are not material to the consolidated financial statements.


SAFECO CORPORATION AND SUBSIDIARIES                                                                                             F-9
Supplementary Insurance Information                                                                                    Schedule III
December 31                                                                       Year Ended December 31                  Continued
-----------------------------------------------------------------------------------------------------------------------------------
(In Millions)                                                                     (In Millions)

                                                                           Reserve for                 Other Policy
                                                                          Future Policy                 Claims and
                                                                            Benefits,                    Benefits
                                                            Deferred         Losses,                     Payable        Premiums
                                                             Policy        Claims and                   (Funds Held    and Service
                                                           Acquisition        Loss         Unearned    Under Deposit        Fee
Segment                                                       Costs          Expenses      Premiums      Contracts)      Revenues
-----------------------------------------------------------------------------------------------------------------------------------
1998
Property and Casualty:
             Personal Lines:
                    Personal Auto                           $    67.6      $ 1,046.9       $   438.7                     $ 1,729.7
                    Homeowners                                   78.8          215.2           380.3                         686.7
                    Other                                        22.8           91.6           117.8                         165.2
             Commercial Lines:
                    American States Business Insurance           87.3        1,504.8           463.0                         911.6
                    SAFECO Commercial                            42.6        1,072.0           268.7                         640.9
             Surety                                               8.2          (59.3)           62.3                          58.5
             Other                                                0.7          348.7            11.4                          15.7
                                                            ---------      ---------       ---------                     ---------
                    Total                                       308.0        4,219.9         1,742.2                       4,208.3
                                                            ---------      ---------       ---------                     ---------
Life:
             Retirement Services                                 92.6           12.8                      $ 5,819.0           25.2
             Settlement Annuities                                  --             --              --        5,531.6            1.5
             Group                                                9.8           83.3             2.3             --          203.1
             Individual                                         110.7          223.5             6.4        1,367.5          110.2
             Other                                                 --             --              --             --           13.4
                                                            ---------      ---------       ---------      ---------      ---------
                    Total                                       213.1          319.6             8.7       12,718.1          353.4
                                                            ---------      ---------       ---------      ---------      ---------
Real Estate                                                        --             --              --             --             --
Credit                                                             --             --              --             --             --
Asset Management                                                   --             --              --             --             --
Other and Eliminations                                             --             --              --             --             --
                                                            ---------      ---------       ---------      ---------      ---------
                    Consolidated Totals                     $   521.1      $ 4,539.5       $ 1,750.9      $12,718.1      $ 4,561.7
                                                            =========      =========       =========      =========      =========



                                                                                     Year Ended December 31
                                                            ----------------------------------------------------------------------
                                                                                          (In Millions)      Other
                                                                                                            Operating
                                                                                                              Costs
                                                                           Benefits,                       (Including
                                                                            Claims,     Amortization of    Dividends to
                                                               Net        Losses and     Deferred Policy   Policyholders     Net
                                                            Investment    Adjustment     Acquisition       and Goodwill   Premiums
Segment                                                       Income        Expenses        Costs          Amortization)   Written
----------------------------------------------------------------------------------------------------------------------------------
1998

             Personal Lines:
                    Personal Auto                           $   139.5       $ 1,302.0       $   210.8       $   114.3     $ 1,740.5
                    Homeowners                                   54.3           532.9           182.4            98.9         701.4
                    Other                                        16.0            95.6            51.7            28.0         178.0
             Commercial Lines:
                    American States Business Insurance          144.2           670.1           175.6           140.7         927.6
                    SAFECO Commercial                            98.9           438.7           110.7           119.3         648.8
             Surety                                               3.4            16.8            14.1             8.4          58.8
             Other                                               23.9             7.1            (0.4)           43.0           1.5
                                                            ---------       ---------       ---------       ---------     ---------
                    Total                                       480.2         3,063.2           744.9           552.6     $ 4,256.6
                                                            ---------       ---------       ---------       ---------     =========
Life:
             Retirement Services                                411.7           349.8            26.8            79.7
             Settlement Annuities                               449.4           399.1              --            21.1
             Group                                                2.7           161.1             3.8            55.0
             Individual                                          98.4           135.5             8.6            62.2
             Other                                               78.8              --              --            19.4
                                                            ---------       ---------       ---------       ---------
                    Total                                     1,041.0         1,045.5            39.2           237.4 (1)
                                                            ---------       ---------       ---------       ---------
Real Estate                                                        --              --              --            72.6
Credit                                                             --              --              --            87.2
Asset Management                                                   --              --              --            31.2
Other and Eliminations                                           (2.3)             --              --           115.5
                                                            ---------       ---------       ---------       ---------
                    Consolidated Totals                     $ 1,518.9       $ 4,108.7       $   784.1       $ 1,096.5
                                                            =========       =========       =========       =========


(1) Life other operating costs for 1998 include the $46.8 million write-off of deferred acquisition costs.



SAFECO CORPORATION AND SUBSIDIARIES                                                                                             F-9
Supplementary Insurance Information                                                                                    Schedule III
December 31                                                                       Year Ended December 31                  Continued
-----------------------------------------------------------------------------------------------------------------------------------
(In Millions)                                                                     (In Millions)

                                                                           Reserve for                 Other Policy
                                                                          Future Policy                 Claims and
                                                                            Benefits,                    Benefits
                                                            Deferred         Losses,                     Payable        Premiums
                                                             Policy        Claims and                   (Funds Held    and Service
                                                           Acquisition        Loss         Unearned    Under Deposit        Fee
Segment                                                       Costs          Expenses      Premiums      Contracts)      Revenues
-----------------------------------------------------------------------------------------------------------------------------------
1997
Property and Casualty:
             Personal Lines:
                    Personal Auto                           $    66.0      $ 1,061.1       $   427.8                     $ 1,268.1
                    Homeowners                                   77.1          202.2           365.4                         512.0
                    Other                                        23.0           89.6           115.0                         139.0
             Commercial Lines:
                    American States Business Insurance           93.4        1,582.0           447.0                         227.3
                    SAFECO Commercial                            38.3        1,068.0           266.0                         603.6
             Surety                                               7.7          (65.3)           61.4                          54.4
             Other                                                 --          372.9            18.9                          12.2
                                                            ---------      ---------       ---------                     ---------
                    Total                                       305.5        4,310.5         1,701.5                       2,816.6
                                                            ---------      ---------       ---------                     ---------
Life:
             Retirement Services                                115.1            6.0              --        $ 5,666.7         18.1
             Settlement Annuities                                  --             --              --          5,108.5          2.1
             Group                                                9.1           72.5             2.4               --        193.7
             Individual                                         115.1          239.0             9.8          1,102.7         64.7
             Other                                                 --             --              --               --         11.6
                                                            ---------      ---------       ---------        ---------    ---------
                    Total                                       239.3          317.5            12.2         11,877.9        290.2
                                                            ---------      ---------       ---------        ---------    ---------
Real Estate                                                        --             --             --                --           --
Credit                                                             --             --             --                --           --
Asset Management                                                   --             --             --                --           --
Other and Eliminations                                             --             --             --                --           --
                                                            ---------      ---------       ---------        ---------    ---------
                    Consolidated Totals                     $   544.8      $ 4,628.0       $ 1,713.7        $11,877.9    $ 3,106.8
                                                            =========      =========       =========        =========    =========



                                                                                     Year Ended December 31
                                                            ----------------------------------------------------------------------
                                                                                          (In Millions)       Other
                                                                                                            Operating
                                                                                                              Costs
                                                                           Benefits,                       (Including
                                                                            Claims,     Amortization of    Dividends to
                                                               Net        Losses and     Deferred Policy   Policyholders     Net
                                                            Investment    Adjustment     Acquisition       and Goodwill   Premiums
Segment                                                       Income        Expenses        Costs          Amortization)   Written
----------------------------------------------------------------------------------------------------------------------------------
1997
Property and Casualty:
             Personal Lines:
                    Personal Auto                           $   113.9      $   935.2       $   124.7      $    99.4       $ 1,292.2
                    Homeowners                                   44.7          351.2           106.5           84.9           533.0
                    Other                                        20.5           75.5            33.5           26.7           148.0
             Commercial Lines:
                    American States Business Insurance           38.1          142.4           130.3          104.0           200.4
                    SAFECO Commercial                            99.3          417.3            77.5           61.8           602.6
             Surety                                               5.2           27.0            17.9           14.3            51.3
             Other                                                5.3           11.4             5.5            4.4             0.7
                                                            ---------      ---------       ---------      ---------       ---------
                    Total                                       327.0        1,960.0           495.9          395.5 (1)   $ 2,828.2
                                                            ---------      ---------       ---------      ---------       =========
Life:
             Retirement Services                                355.6          278.5            26.6           41.6
             Settlement Annuities                               420.1          368.9              --           27.8
             Group                                                2.7          127.9             3.8           52.5
             Individual                                          63.1           80.9             6.6           33.7
             Other                                               74.8             --              --            9.8
                                                            ---------      ---------       ---------       --------
                    Total                                       916.3          856.2            37.0          165.4
                                                            ---------      ---------       ---------       --------
Real Estate                                                        --             --              --           65.5
Credit                                                             --             --              --           74.7
Asset Management                                                   --             --              --           18.7
Other and Eliminations                                            1.4             --              --           67.8
                                                            ---------      ---------       ---------       --------
                    Consolidated Totals                     $ 1,244.7      $ 2,816.2       $   532.9       $  787.6
                                                            =========      =========       =========       ========



(1) Property and casualty other operating costs for 1997 include $60.0 million of nonrecurring acquisition charges related to SAFECO's October 1, 1997 acquisition of American States.

SAFECO CORPORATION AND SUBSIDIARIES                                         F-10
Reinsurance                                                          Schedule IV
Year Ended December 31
-------------------------------------------------------------------------------
(In Millions)


                                                                                                                   Percentage
                                                           Ceded to          Assumed                               of Amount
                                              Gross          Other          from Other                             Assumed to
                                              Amount       Companies        Companies        Net Amount               Net
                                             ---------------------------------------------------------------------------------
1999
Life Insurance In Force at Year End          $48,021.0      $(6,168.8)      $     153.8      $  42,006.0              0.4%
                                             =========      =========       ===========      ===========
Premiums earned:
            Life Insurance                   $   215.2      $   (14.2)      $       0.7      $     201.7              0.3%
            Accident/Health Insurance            171.9          (12.7)               --            159.2              0.0%
            Property/Casualty Insurance        4,539.4         (164.4)              7.9          4,382.9              0.2%
                                             ---------      ---------       -----------      -----------
                 Total                       $ 4,926.5      $  (191.3)      $       8.6      $   4,743.8              0.2%
                                             =========      =========       ===========      ===========

1998
Life Insurance In Force at Year End          $45,009.4      $(5,378.4)      $     192.2      $  39,823.2              0.5%
                                             =========      =========       ===========      ===========
Premiums earned:
            Life Insurance                   $   198.8      $   (13.1)      $       0.9      $     186.6              0.5%
            Accident/Health Insurance            174.8           (9.6)              1.6            166.8              1.0%
            Property/Casualty Insurance        4,378.5         (188.5)             18.3          4,208.3              0.4%
                                             ---------      ---------       -----------      -----------
                 Total                       $ 4,752.1      $  (211.2)      $      20.8      $   4,561.7              0.5%
                                             =========      =========       ===========      ===========

1997
Life Insurance In Force at Year End          $43,499.7      $(3,788.5)      $     210.3      $  39,921.5              0.5%
                                             =========      =========       ===========      ===========
Premiums earned:
            Life Insurance                   $   146.9      $   (10.1)      $       0.2      $     137.0              0.1%
            Accident/Health Insurance            160.3           (9.5)              2.4            153.2              1.6%
            Property/Casualty Insurance        2,945.3         (155.8)             27.1          2,816.6              1.0%
                                             ---------      ---------       -----------      -----------
                 Total                       $ 3,252.5      $  (175.4)      $      29.7      $   3,106.8              1.0%
                                             =========      =========       ===========      ===========


SAFECO CORPORATION                                                                                            F-11
Supplemental Information Concerning Consolidated Property/Casualty Insurance Operations                Schedule VI
-------------------------------------------------------------------------------------------------------------------
(In Millions)

Affiliation with Registrant :  Property/Casualty Subsidiaries:

December 31                                                          1999            1998               1997
-------------------------------------------------------------------------------------------------------------------

         Deferred Policy Acquisition Costs                        $     325.4      $     308.0       $     305.5
         Reserve for Losses and Adjustment Expenses               $   4,378.6      $   4,219.9       $   4,310.5
         Discount Deducted from Loss Reserves                     $        --      $        --       $        --
         Unearned Premiums                                        $   1,844.3      $   1,742.2       $   1,701.5


Year Ended December 31                                                1999            1998              1997
-------------------------------------------------------------------------------------------------------------------

         Earned Premiums                                          $   4,382.9      $   4,208.3       $   2,816.6
         Net Investment Income                                    $     462.3      $     480.2       $     327.0
         Loss and Adjustment Expenses Incurred Related to:
             Current Year                                         $   3,353.0      $   3,163.2       $   1,969.5
             Prior Year                                           $      78.8      $    (100.0)      $      30.5 (1)
         Amortization of Deferred Policy Acquisition Expenses     $     793.0      $     744.9       $     495.9
         Paid Losses and Adjustment Expenses                      $   3,329.0      $   3,178.8       $   2,078.4
         Net Premiums Written                                     $   4,483.8      $   4,256.6       $   2,828.2




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

          Exhibit 4.7* Form of Exchange Guarantee of SAFECO relating to the Exchange Capital Securities, filed as Exhibit 4.6 to SAFECO's Registration Statement on Form S-4 (No. 333-38205) dated October 17, 1997, is incorporated herein by this reference.

          Exhibit 4.8 Indenture, dated as of February 15, 2000, among SAFECO and The Chase Manhattan Bank, N.A., as Trustee.

          Exhibit 4.9      Form of 7.875% Notes due 2003.

          Exhibit 10.1* Purchase and Sale Agreement by and between Washington Square, Inc., Kitsap Associates Limited Partnership, Winmar Cascade, Inc., Winmar Oregon, Inc., Winmar of Kitsap, Inc., SCIT, Inc., Town Center Associates, and Winmar Company, Inc., as sellers; and The Macerich Partnership, L.P., and Ontario Teachers' Pension Plan Board, as purchaser, dated December 11, 1998, filed as Exhibit 10.1 to SAFECO's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 1-6563), is incorporated herein by this reference. SAFECO agrees to furnish the Securities and Exchange Commission, upon request, with copies of all omitted schedules to the foregoing Purchase and Sale Agreement.

          Exhibit 10.2* Five-Year Credit Agreement dated as of September 24, 1997, among SAFECO; Bank of America National Trust and Savings Association, as Agent; Mellon Bank, N.A., as Documentation Agent; The Chase Manhattan Bank, as Syndication Agent; and the various co-agents, lead managers, and financial institutions identified in said Credit Agreement as a party thereto, filed as
                           Exhibit 10.1 to SAFECO's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 1-6563), is incorporated herein by this reference.

          Exhibit 10.3* SAFECO Corporation Deferred Compensation Plan for Directors, As Amended and Restated on November 4, 1998, filed as Exhibit 10.2 to SAFECO's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 1-6563), is incorporated herein by the reference.

SAFECO CORPORATION AND SUBSIDIARIES                                         F-12
Exhibit Index                                                          Continued
--------------------------------------------------------------------------------

          Exhibit 10.4*    SAFECO Deferred Compensation Plan for
                           Executives, As Amended and Restated on November 4, 1998, filed as Exhibit 10.3 to SAFECO's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 1-6563), is incorporated herein by the reference.

          Exhibit 10.5* The following documents are incorporated herein by this reference: Form of Executive Severance Agreements between SAFECO and each of Rod A. Pierson, James W. Ruddy, and W. Randall Stoddard, in each case dated March 11, 1999, and between SAFECO and each of Boh A. Dickey and Roger H. Eigsti, in both cases dated May 5, 1999, filed as Exhibit 10.1 to SAFECO's Quarterly Report on Form 10-Q for quarter ended March 31, 1999 (File No. 1-6563); and Executive Severance Agreement between SAFECO, SAFECO Life Insurance Company and Randall H. Talbot dated March 11, 1999, filed as Exhibit 10.2 to SAFECO's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 (File No. 1-6563).

          Exhibit 10.6*    SAFECO Long-Term Incentive Plan of 1997 as
                           Amended and Restated May 5, 1999, filed as Exhibit
                           10.3 to SAFECO's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 (File No. 1-6563), is incorporated herein by this reference.

          Exhibit 10.7* Form of Stock Option Contract granted under the SAFECO Long-Term Incentive Plan of 1997, filed as
                           Exhibit 10.6 to SAFECO's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 1-6563), is incorporated herein by this reference.

          Exhibit 10.8*    Form of Nonqualified Stock Option Award
                           Agreement - Non-Employee Director granted under the SAFECO Long-Term Incentive Plan of 1997 as Amended and Restated May 5, 1999, filed as Exhibit 10.4 to SAFECO's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 (File No. 1-6563), is incorporated herein by this reference.

          Exhibit 10.9* Form of Restricted Stock Rights Award Agreement granted under the SAFECO Long-Term Incentive Plan of 1997, filed as Exhibit 10.7 to SAFECO's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 1-6563), is incorporated herein by this reference.

          Exhibit 10.10*   Form of Performance Stock Rights Award
                           Agreement granted under the SAFECO Long-Term
                           Incentive Plan of 1997, filed as Exhibit 10.8 to SAFECO's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 1-6563), is incorporated herein by this reference.

          Exhibit 10.11* SAFECO Incentive Plan of 1987 contained in the Prospectus dated November 10, 1989, as amended January 31, 1990, filed as Exhibit 10 to SAFECO's Annual Report on Form 10-K for the fiscal year ended December 31, 1989 (File No. 1-6563), and the Supplement to such Prospectus dated November 8, 1990, filed as Exhibit 10 to SAFECO's Annual Report on Form 10-K for the fiscal year ended December 31, 1990 (File No. 1-6563), are incorporated herein by this reference.

F-13      Exhibit 11       Computation of Income Per Share

F-14      Exhibit 12       Computation of Ratios

F-15      Exhibit 21       Subsidiaries of the Registrant

          Exhibit 13*      1999 Annual Report to Shareholders

          Exhibit 27 Financial Data Schedule (This exhibit is included only in the electronic EDGAR filing version of this 10-K. The Financial Data Schedule is not a separate financial statement but a schedule that summarizes certain standard financial information extracted directly from the financial statements in this filing.)

* Copies of these exhibits are available without charge by making a written request to:
                          Rod A. Pierson
                          Senior Vice President and Chief Financial Officer SAFECO Corporation
                          SAFECO Plaza, Seattle, Washington 98185