Form 10-Q
period 2000-03-31
SAFECO CORP
filed 2000-05-12
CIK 86104

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                      FOR THE QUARTER ENDED MARCH 31, 2000.

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


                                 (206) 545-5000
                                   (Telephone)


        127,617,967 shares of no par value common stock were outstanding at March 31, 2000.

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

Part I - Financial Information                                            Page
                                                                          ----
   Item 1. Financial Statements:
              Consolidated Balance Sheet                                    3
                 March 31, 2000 and December 31, 1999
              Statement of Consolidated Income and Retained Earnings        5
                 for the Three Months Ended March 31, 2000 and 1999
              Statement of Consolidated Cash Flows                          6
                 for the Three Months Ended March 31, 2000 and 1999
              Statement of Consolidated Comprehensive Income (Loss)         7
                 for the Three Months Ended March 31, 2000 and 1999
              Notes to Consolidated Financial Statements                    8

   Item 2. Management's Discussion and Analysis of Financial Condition     10
              and the Results of Operations

Part II - Other Information

   Item 1. Legal Proceedings                                               16

   Item 6. Exhibits and Reports on Form 8-K                                16



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


                                        SAFECO CORPORATION
                                        ------------------------------------
                                        Registrant


                                        ROD A. PIERSON
                                        ------------------------------------
                                        Rod A. Pierson
                                        Senior Vice President
          Dated May 12, 2000            and Chief Financial Officer


                                        H. PAUL LOWBER
                                        ------------------------------------
                                        H. Paul Lowber
                                        Vice President, Controller
          Dated May 12, 2000            and Chief Accounting Officer

                      SAFECO CORPORATION AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS
                           CONSOLIDATED BALANCE SHEET
                                  (In Millions)
--------------------------------------------------------------------------------

                                                                                             March 31      December 31
                      ASSETS                                                                  2000            1999
                                                                                            ---------      -----------
Investments:

   Fixed Maturities Available-for-Sale, at Market Value
     (Amortized cost:  $17,738.0; $17,258.9)                                                $17,447.0       $16,830.7

   Fixed Maturities Held-to-Maturity, at Amortized Cost
     (Market value:  $2,834.4; $2,772.1)                                                      2,741.1         2,733.3

   Marketable Equity Securities, at Market Value
     (Cost:  $1,057.5; $972.5)                                                                1,988.0         2,004.7

   Mortgage Loans                                                                               792.9           770.4

   Real Estate (At cost less accumulated depreciation)                                           55.6           106.5

   Policy Loans                                                                                  91.0            91.4

   Other Invested Assets                                                                         19.4            18.0

   Short-Term Investments                                                                       296.6           376.0
                                                                                            ---------       ---------
           Total Investments                                                                 23,431.6        22,931.0

Cash                                                                                            105.3           112.3

Accrued Investment Income                                                                       343.1           328.1

Finance Receivables
     (Less unearned finance charges and allowance for doubtful accounts)                      1,468.7         1,460.6

Premiums and Other Service Fees Receivable                                                    1,092.8         1,058.3

Other Notes and Accounts Receivable                                                              96.7           147.2

Deferred Income Tax Recoverable
     (Includes tax on unrealized appreciation of investment securities: $223.8; $211.3)          90.6           105.3

Reinsurance Recoverables                                                                        430.0           384.8

Deferred Policy Acquisition Costs                                                               599.1           598.8

Land, Buildings and Equipment for Company Use
     (At cost less accumulated depreciation)                                                    379.0           344.8

Goodwill (Accumulated amortization:  $157.1; $142.5)                                          1,340.8         1,354.9

Other Assets                                                                                    289.9           343.4

Separate Account Assets                                                                       1,466.7         1,403.2
                                                                                            ---------       ---------
           TOTAL                                                                            $31,134.3       $30,572.7
                                                                                            =========       =========

                                   (continued)

                       SAFECO CORPORATION AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS
                     CONSOLIDATED BALANCE SHEET (Continued)
                                  (In Millions)
--------------------------------------------------------------------------------

                                                                           March 31      December 31
           LIABILITIES AND SHAREHOLDERS' EQUITY                              2000            1999
                                                                          ---------      -----------

Losses and Adjustment Expense                                             $ 4,522.9       $ 4,416.4

Life Policy Liabilities                                                       306.7           281.5

Unearned Premiums                                                           1,877.0         1,853.1

Funds Held Under Deposit Contracts                                         13,783.6        13,762.9

Debt:
   Commercial Paper                                                           571.1           508.8

   Credit Company Borrowings ($1,001.5 maturing within one year)            1,012.8         1,323.1

   Medium-Term Notes Due 2003                                                 300.0               -

   7.875% Notes Due 2005                                                      200.0           200.0

   6.875% Notes Due 2007                                                      200.0           200.0

   Other ($6.1 maturing within one year)                                       84.2            84.2

Other Liabilities                                                           1,696.0         1,396.8

Current Income Taxes                                                            0.2             6.1

Separate Account Liabilities                                                1,466.7         1,403.2
                                                                          ---------       ---------
           Total Liabilities                                               26,021.2        25,436.1
                                                                          ---------       ---------
Corporation-Obligated, Mandatorily Redeemable Capital Securities of
   Subsidiary Trust Holding Solely Junior Subordinated Debentures
   of the Corporation ("Capital Securities")                                  842.7           842.5
                                                                          ---------       ---------
Preferred Stock, No Par Value:
   Shares Authorized: 10
   Shares Issued and Outstanding:  None                                          -                -

Common Stock, No Par Value:
   Shares Authorized: 300
   Shares Reserved for Options: (7.2; 7.3)
   Shares Issued and Outstanding: (127.6; 128.9)                              833.7           841.7

Retained Earnings                                                           3,023.8         3,062.7

Total Accumulated Other Comprehensive Income -
   Unrealized Appreciation of Investment Securities, Net of Tax               412.9           389.7
                                                                          ---------       ---------
           Total Shareholders' Equity                                       4,270.4         4,294.1
                                                                          ---------       ---------
           TOTAL                                                          $31,134.3       $30,572.7
                                                                          =========       =========

                       SAFECO CORPORATION AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS
             STATEMENT OF CONSOLIDATED INCOME AND RETAINED EARNINGS
                     (In Millions Except Per Share Amounts)
--------------------------------------------------------------------------------

                                                                        Three Months Ended
                                                                             March 31
                                                                      -----------------------
                                                                        2000           1999
                                                                      --------       --------
REVENUES:
   Insurance:
     Property and Casualty Earned Premiums                            $1,131.7       $1,064.4
     Life Premiums and Other Revenues                                    125.2           86.6
                                                                      --------       --------
       Total                                                           1,256.9        1,151.0

   Credit                                                                 31.7           27.0
   Asset Management                                                       10.4           10.2
   Other                                                                  25.9           32.2
   Net Investment Income                                                 405.7          389.6
   Realized Investment Gain                                               31.1           56.3
                                                                      --------       --------
       Total                                                           1,761.7        1,666.3
                                                                      --------       --------
EXPENSES:
   Losses, Adjustment Expense and Policy Benefits                      1,238.6        1,043.4
   Commissions                                                           201.8          192.9
   Personnel Costs                                                       121.0          123.6
   Interest                                                               38.8           33.8
   Goodwill Amortization                                                  14.8           13.5
   Other                                                                 107.4          100.9
   Amortization of Deferred Policy Acquisition Costs                     212.4          201.6
   Deferral of Policy Acquisition Costs                                 (212.1)        (206.3)
                                                                      --------       --------
       Total                                                           1,722.7        1,503.4
                                                                      --------       --------
Income before Income Taxes                                                39.0          162.9
                                                                      --------       --------
Provision (Benefit) for Income Taxes:
    Current                                                               (0.2)          33.1
    Deferred                                                              (1.8)           0.1
                                                                      --------       --------
       Total                                                              (2.0)          33.2
                                                                      --------       --------
Income before Distributions on Capital Securities                         41.0          129.7

Distributions on Capital Securities, Net of Tax                          (11.2)         (11.2)
                                                                      --------       --------
Net Income                                                                29.8          118.5

Retained Earnings, Beginning of Period                                 3,062.7        3,257.2
Amortization of Underwriting Compensation on Capital Securities           (0.1)          (0.1)
Dividends Declared                                                       (47.2)         (47.7)
Common Stock Reacquired                                                  (21.4)          (1.3)
                                                                      --------       --------
Retained Earnings, End of Period                                      $3,023.8       $3,326.6
                                                                      ========       ========
Net Income Per Share of Common Stock:
   Diluted                                                            $   0.23       $   0.87
                                                                      ========       ========
   Basic                                                              $   0.23       $   0.87
                                                                      ========       ========
Dividends Paid to Common Shareholders                                 $   0.37       $   0.35
                                                                      ========       ========
Average Number of Shares Outstanding During the Period:
   Diluted                                                               128.2          136.6
                                                                      ========       ========
   Basic                                                                 128.2          136.3
                                                                      ========       ========

                       SAFECO CORPORATION AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS
                      STATEMENT OF CONSOLIDATED CASH FLOWS
                                  (In Millions)
--------------------------------------------------------------------------------

                                                                          Three Months Ended
                                                                               March 31
                                                                       -------------------------
                                                                          2000            1999
                                                                       ---------        --------
OPERATING ACTIVITIES
   Insurance Premiums Received                                         $ 1,196.3        $1,106.5
   Dividends and Interest Received                                         398.1           376.0
   Other Operating Receipts                                                 64.9            70.8
   Insurance Claims and Policy Benefits Paid                              (987.6)         (890.8)
   Underwriting, Acquisition and Insurance Operating Costs Paid           (455.9)         (463.6)
   Interest Paid and Distributions on Capital Securities                   (67.7)          (70.7)
   Other Operating Costs Paid                                              (37.5)          (51.1)
   Income Taxes Refunded (Paid)                                              4.4            (0.3)
                                                                       ---------        --------
           Net Cash Provided by Operating Activities                       115.0            76.8
                                                                       ---------        --------

INVESTING ACTIVITIES
   Purchases of:
      Fixed Maturities Available-for-Sale                               (1,269.3)       (1,279.3)
      Fixed Maturities Held-to-Maturity                                     (0.3)              -
      Equities                                                            (159.0)          (44.6)
      Other Investments                                                    (95.8)         (128.9)
   Maturities of Fixed Maturities Available-for-Sale                       209.4           285.2
   Maturities of Fixed Maturities Held-to-Maturity                           1.4             0.2
   Sales of:
      Fixed Maturities Available-for-Sale                                  563.2           330.9
      Equities                                                             137.3            67.4
      Other Investments                                                    190.1           468.2
   Net Decrease in Short-Term Investments                                  196.0           193.6
   Finance Receivables Originated or Acquired                             (122.4)         (115.4)
   Principal Payments Received on Finance Receivables                      111.4           102.4
   Other                                                                   (30.8)          (15.7)
                                                                       ---------        --------
           Net Cash Used in Investing Activities                          (268.8)         (136.0)
                                                                       ---------        --------
FINANCING ACTIVITIES
   Funds Received Under Deposit Contracts                                  480.4           792.1
   Return of Funds Held Under Deposit Contracts                           (330.9)         (267.6)
   Proceeds from Notes and Mortgage Borrowings                             300.0               -
   Repayment of Notes and Mortgage Borrowings                              (13.7)         (132.2)
   Net Repayment of Short-Term Borrowings                                 (219.2)         (119.3)
   Common Stock Reacquired                                                 (30.1)           (1.6)
   Dividends Paid to Shareholders                                          (47.7)          (47.7)
   Other                                                                     8.0          (102.8)
                                                                       ---------        --------
           Net Cash Provided by Financing Activities                       146.8           120.9
                                                                       ---------        --------
Net Increase (Decrease) in Cash                                             (7.0)           61.7
Cash at the Beginning of Period                                            112.3            74.9
                                                                       ---------        --------
Cash at the End of Period                                              $   105.3        $  136.6
                                                                       =========        ========

                                   (continued)

                       SAFECO CORPORATION AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS
                STATEMENT OF CONSOLIDATED CASH FLOWS (Continued)
                                  (In Millions)
--------------------------------------------------------------------------------

                                                                               Three Months Ended
                                                                                    March 31
                                                                             ----------------------
                                                                               2000           1999
                                                                             -------        -------
Net Income                                                                   $  29.8        $ 118.5
                                                                             -------        -------
Adjustments to Reconcile Net Income to Net Cash
    Provided by Operating Activities:
       Realized Investment Gain                                                (31.1)         (56.3)
       Amortization and Depreciation                                            36.5           35.1
       Amortization of Fixed Maturity Investments                               (9.0)         (10.6)
       Deferred Income Tax Expense (Benefit)                                    (1.8)           0.1
       Interest Expense on Deposit Contracts                                   126.5          149.5
       Other Adjustments                                                        (1.8)          (3.7)
       Changes in:
          Losses and Adjustment Expense                                        106.5           16.7
          Life Policy Liabilities                                               25.2            3.3
          Unearned Premiums                                                     23.9           32.5
          Accrued Income Taxes                                                  (5.9)          27.6
          Accrued Interest on Accrual Bonds                                    (11.7)         (11.8)
          Accrued Investment Income                                            (15.0)         (16.9)
          Deferred Policy Acquisition Costs                                     (0.3)          (4.7)
          Other Assets and Liabilities                                        (156.8)        (202.5)
                                                                             -------        -------
           Total Adjustments                                                    85.2          (41.7)
                                                                             -------        -------
Net Cash Provided by Operating Activities                                    $ 115.0        $  76.8
                                                                             =======        =======


                       SAFECO CORPORATION AND SUBSIDIARIES
             STATEMENT OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)
                                  (In Millions)
--------------------------------------------------------------------------------

                                                                               Three Months Ended
                                                                                    March 31
                                                                             ----------------------
                                                                               2000           1999
                                                                             -------        -------
Net Income                                                                   $  29.8        $ 118.5

Other Comprehensive Income (Loss), Net of Taxes:
    Change in Unrealized Appreciation
    of Investment Securities                                                    23.2         (214.6)
                                                                             -------        -------
Comprehensive Income (Loss)                                                  $  53.0        $ (96.1)
                                                                             =======        =======

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

The accompanying unaudited condensed consolidated financial statements and notes have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation of results for the interim periods have been included. It is suggested that these condensed consolidated financial statements and notes be read in conjunction with the financial statements and notes included in the Corporation's Form 10-K for the year ended December 31, 1999 which has been previously filed with the Commission.

Certain reclassifications have been made to the prior year financial information to conform to the current year classifications.

Note 2 - New Accounting Standards

The Financial Accounting Standards Board (FASB) issued Statement 133, "Accounting for Derivative Instruments and Hedging Activities," in June 1998. The Statement amends or supersedes several previous FASB statements and requires recognizing all derivatives as either assets or liabilities in the statement of financial position and measuring those instruments at fair value. The FASB also issued Statement 137 in June 1999 which allows entities to defer adoption of Statement 133 to fiscal years beginning after June 15, 2000. Statement 133 may still be adopted early, as of the beginning of any fiscal quarter that begins after June 1998. SAFECO will adopt the new statement no later than the first quarter of 2001. The impact of the Statement is currently being studied. Because of continuing emerging implementation guidance from the FASB, the effect of the new statement on the corporation's financial statements has not yet been determined.

                       SAFECO CORPORATION AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
--------------------------------------------------------------------------------

Note 3 - Segment Data

Three Months Ended                       Underwriting     Pretax Income    Net Income         Total
March 31, 2000              Revenues      Gain (Loss)        (Loss)*         (Loss)          Assets
----------------------      --------     ------------     -------------    ----------       ---------
Property and Casualty:
   Personal Lines:
     Personal Auto           $  427.5        $ (39.8)         $(11.3)                      $ 3,111.3
     Homeowners                 178.9          (14.1)           (2.8)                        1,308.1
     Other                       45.6            4.4             7.7                           393.8
   Commercial Lines:
     ASBI                       287.4          (59.0)          (25.5)                        3,782.1
     SAFECO Commercial          174.8          (26.5)           (3.7)                        2,448.2
   Surety                        15.5            4.7             5.1                            99.8
   Other                          2.0           (2.3)            2.4                           435.5
                             --------        -------          ------                       ---------
     Total                    1,131.7        $(132.6)          (28.1)         $ 23.9       $11,578.8
                             --------        =======          ------                       ---------
Life:
   Retirement Services           10.5                           11.2                         7,421.8
   Settlement Annuities           0.2                            7.0                         6,192.3
   Group                         76.3                           (4.0)                          107.9
   Individual                    32.2                            7.1                         3,048.8
   Other                          6.0                           17.7                           957.0
                             --------                         ------                       ---------
     Total                      125.2                           39.0            18.6        17,727.8
                             --------                         ------                       ---------
Credit                           32.8                            4.9             3.3         1,648.7
Asset Management                 10.4                            3.5             2.3            79.2
Other and Elliminations          24.8                          (11.4)          (18.3)           99.8
                             --------                         ------          ------       ---------
   Consolidated Totals       $1,324.9                         $  7.9          $ 29.8       $31,134.3
                             ========                         ======          ======       =========

Three Months Ended                       Underwriting     Pretax Income    Net Income        Total
March 31, 1999              Revenues      Gain (Loss)        (Loss)*         (Loss)         Assets
----------------------      --------     ------------     -------------    ----------      ---------
Property and Casualty:
   Personal Lines:
     Personal Auto          $  430.4        $   6.0          $ 28.1                       $ 3,356.9
     Homeowners                173.7          (18.7)           (1.7)                        1,411.3
     Other                      43.6            4.3             5.9                           424.9
   Commercial Lines:
     ASBI                      234.6          (30.9)           12.5                         4,080.6
     SAFECO Commercial         165.4           (1.9)           13.0                         2,641.4
   Surety                       14.4            6.0             4.4                           107.7
   Other                         2.3           (1.1)            5.0                           470.1
                            --------        -------          ------                       ---------
     Total                   1,064.4        $ (36.3)           67.2          $ 84.4        12,492.9
                            --------        =======          ------                       ---------
Life:
   Retirement Services           7.7                           12.6                         7,418.5
   Settlement Annuities          0.3                            9.6                         6,157.8
   Group                        48.0                           (2.9)                           92.9
   Individual                   27.0                            6.6                         2,046.7
   Other                         3.6                           18.8                         1,145.3
                            --------                         ------                       ---------
     Total                      86.6                           44.7            29.9        16,861.2
                            --------                         ------                       ---------
Credit                          29.0                            5.3             3.4         1,369.8
Asset Management                10.2                            2.5             1.6            67.8
Other and Eliminations          30.2                          (13.1)           (0.8)          275.6
                            --------                         ------          ------       ---------
   Consolidated Totals      $1,220.4                         $106.6          $118.5       $31,067.3
                            ========                         ======          ======       =========

* Earnings before realized gains (losses), distributions on capital securities and income taxes.

                       SAFECO CORPORATION AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION
                  ITEM 2- MANAGEMENT'S DISCUSSION AND ANALYSIS
--------------------------------------------------------------------------------

SAFECO Corporation

Our net income for the first quarter was $29.8 million or $.23 per diluted share, compared with $.87 per share for the first quarter of 1999. If we exclude realized gain from investments, our income was $.07 per diluted share, compared with $.60 in 1999.

The following summarized financial information sets forth the contributions of each business segment to our consolidated income.

                                                             THREE MONTHS ENDED
                                                                  MARCH 31
                                                          ------------------------
                                                            2000            1999
                                                          -------          -------
Income (Loss) before Realized Gain
and Income Taxes:
   Property and Casualty Insurance:
     Underwriting Loss                                    $(132.6)         $(36.3)
     Net Investment Income                                  115.5           114.3
     Goodwill Amortization                                  (11.0)          (10.8)
                                                          -------          ------
        Total Property and Casualty                         (28.1)           67.2

     Life                                                    39.0            44.7
     Credit                                                   4.9             5.3
     Asset Management                                         3.5             2.5
     Corporate                                              (11.4)          (13.1)
                                                          -------          ------
        Total                                                 7.9           106.6
                                                          -------          ------
Realized Gain before Taxes from:
     Security Investments                                    31.1            26.3
     Real Estate Investments                                  -              30.0
                                                          -------          ------
             Total                                           31.1            56.3
                                                          -------          ------
Income before Income Tax                                     39.0           162.9
                                                          -------          ------
Provision (Benefit) for Income Taxes on:
     Income before Realized Gain                            (12.8)           13.2
     Realized Investment Gain                                10.8            20.0
                                                          -------          ------
        Total                                                (2.0)           33.2
                                                          -------          ------
Income before Distributions on
     Capital Securities                                      41.0           129.7

Distributions on Capital Securities, Net of Tax             (11.2)          (11.2)
                                                          -------          ------
Net Income                                                $  29.8          $118.5
                                                          =======          ======
Net Income Per Diluted Share of Common Stock:
     Income before Realized Gain                          $   .07          $  .60
     Realized Gain                                            .16             .27
                                                          -------          ------
Net Income                                                $   .23          $  .87
                                                          =======          ======
Dividends Paid to Common Shareholders                     $   .37          $  .35

                       SAFECO CORPORATION AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION
            ITEM 2- MANAGEMENT'S DISCUSSION AND ANALYSIS (Continued)
--------------------------------------------------------------------------------

As we announced on April 13, 2000, these unsatisfactory results are primarily the result of underwriting losses in most lines of business within our property and casualty companies. To improve results we have been aggressively increasing prices and carefully managing expenses. In addition, we are reviewing our small commercial business to strengthen the overall risk quality in this line. The largest portions of the price increases we have taken have been in the commercial insurance lines. These have been accepted in the marketplace as commercial lines prices throughout the industry have been increasing in recent months. However, as price increases only apply to policies as they renew, it takes some time for these increases to significantly improve our earnings.

Our employees are diligently working on improving our results. The price increases may slow our growth, but we believe it is a worthwhile trade-off to improve results. All operating units, including Property and Casualty, now report to Boh Dickey, president and chief operating officer, who will lead the results improvement effort.

Property and Casualty Insurance

Property and casualty operations for the first quarter of 2000 produced a pretax loss of $28 million before realized gain from investments, compared with a profit of $67 million a year ago. These operations had a $133 million underwriting loss during the first quarter of 2000. This compares with a $114 million loss last quarter and a loss of $36 million for the first quarter last year. These results reflect inadequate rates, continued large losses in commercial lines, and storms in Texas during the first quarter of 2000. In addition to aggressively increasing prices for all lines, as described below, we are working on numerous other initiatives to restore profitability. Catastrophe losses were $32 million, including $19 million from tornadoes and other hailstorms in Texas during the first quarter. By comparison, catastrophe losses were $11 million last quarter and $39 million for the first quarter of 1999. The combined loss and expense ratio was 111.7, compared with 110.1 last quarter and
103.4 for the first quarter a year ago. Underwriting results by major line of business are stated in the chart below. Investment income was $116 million, up 1% from a year ago.

Underwriting Results ($ Millions)
                                                     First Quarter     Fourth Quarter    First Quarter
                                                         2000               1999             1999
                                                     -------------     --------------    -------------
Personal Lines:
     Personal auto                                      $(39.8)           $ (38.3)          $  6.0
     Homeowners                                          (14.1)               9.5            (18.7)
     Other personal lines                                  4.4                9.8              4.3
Commercial Lines:
     American States Business Insurance (ASBI)           (59.0)             (37.1)           (30.9)
     SAFECO Commercial                                   (26.5)             (59.2)            (1.9)
Surety                                                     4.7                2.0              6.0
Other                                                     (2.3)              (1.0)            (1.1)
                                                       -------            -------           ------
Total                                                  $(132.6)           $(114.3)          $(36.3)
                                                       =======            =======           ======

The deterioration of personal auto results is a result of price competition within the industry and increased loss costs. We are on track with our plans to increase both auto and homeowners rates during 2000, as described in our action plan below. The number of policies insured increased in the first quarter and is now 1.8% higher than a year ago.

Homeowners results are still disappointing. Significant actions for improvement include rate increases and insurance to value efforts. The number of homes insured continued to increase during the first quarter and is now 4.9% higher than a year ago.

American States Business Insurance (ASBI) is focused on small-to-medium sized businesses. ASBI produced a combined ratio of 120.6, compared to 113.2 for the same quarter last year.

                       SAFECO CORPORATION AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION
            ITEM 2- MANAGEMENT'S DISCUSSION AND ANALYSIS (Continued)
--------------------------------------------------------------------------------

SAFECO Commercial delivers insurance products and services to medium-to-large complex commercial clients. SAFECO Commercial produced a combined ratio of 115.1, compared to 101.2 for the same quarter last year.

Intense price competition, inadequate rates and an increase in the number of large losses continue to adversely affect results in both the ASBI and SAFECO Commercial lines. Losses in commercial auto, workers' compensation and the general liability lines all increased compared to the same period in the prior year.

Surety results for the first quarter are in line with expectations.

Net premiums written during the quarter increased 5.4% over a year ago, with personal lines up 2.1%, American States Business Insurance up 20.8%, and SAFECO Commercial down 6%.

While the profit in surety is acceptable, the rest of the results are not. The following are some specific actions we are taking to improve the results in each line.

     o We are increasing prices, on average, nationwide in the following lines:

               Personal auto        +  5%

               Homeowners           +  5%

               ASBI                 + 10%

               SAFECO Commercial    + 13%

     o We are aggressively managing our expenses to reduce our expense ratio. For the first quarter 2000, our overall expense ratio was 29.15%, compared with 29.82% for calendar year 1999.

     o We are reviewing the risk quality of our ASBI business and expect to non-renew those risks that are outside of prudent underwriting guidelines.

     o We have begun using an underwriting technique known as "credit scoring" in our personal auto and homeowners lines which should improve the overall quality of this business.

     o We have begun the next cycle of our program to assure that our homeowners book of business is properly valued and that we receive appropriate rates for these risks. Our last cycle of using "renewal questionnaires," completed in 1996, was successful in producing $41 million of additional premium on this business over a three year period. As our homeowners book has more than doubled in size since then, we are optimistic for this next cycle.

We expect improved underwriting results by the second half of this year as a result of our actions.

Life Insurance

Our life insurance operations produced a pretax profit, before realized capital gains, of $39.0 million for the first quarter of 2000. This compares with $44.7 million reported for the same period last year.

Earnings for the annuity lines were $18.2 million, compared with the $22.2 million for the first quarter of 1999. The decrease is primarily due to lower interest margins, as well as the effect of changes in paydowns of collateralized mortgage obligations. Annuity assets total $12.9 billion, compared with $12.6 billion at the end of first quarter 1999.

Group insurance experienced a loss of $4.0 million for the first quarter of 2000, compared with a loss of $2.9 million for the same period last year. Results for medical excess loss business improved as a result of underwriting and rating actions that have been taken to improve results for this line of business. Group life results declined due to a higher level of claims in the first quarter. First quarter results include one-time costs of $1 million, which are related to the purchase of the medical excess loss and group life business of ING Medical Risk Solutions in December. This purchase is the reason for the increase in Life Premiums and Other Revenues in the Statement of Consolidated Income and Retained Earnings.

                       SAFECO CORPORATION AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION
            ITEM 2- MANAGEMENT'S DISCUSSION AND ANALYSIS (Continued)
--------------------------------------------------------------------------------

Individual life earnings were $7.1 million, compared with $6.6 million for the same period last year. The increase is mainly due to increased Business Owned Life Insurance (BOLI) deposits. BOLI deposits issued from inception total $1.5 billion as of March 31, 2000.

Credit

SAFECO Credit Company produced a pretax profit of $4.9 million for the first three months of 2000, compared with $5.3 million for the first quarter in 1999. While revenues increased $3.8 million over 1999, higher interest costs adversely impacted interest spreads. New loans and leases funded during the first quarter increased 9% to $122 million versus $112 million in 1999. Delinquency and write-off experience continue to be at satisfactorily low levels.

SAFECO Credit's summarized financial information is as follows (in millions):

                                                 March 31     December 31
                                                   2000          1999
                                                 --------     -----------
         Finance Receivables                     $1,468.7       $1,460.6
         Other Assets                               180.0          175.4
                                                 --------       --------
              Total Assets                       $1,648.7       $1,636.0
                                                 ========       ========

         Credit Company Borrowings               $1,012.8       $1,323.1
         Other Liabilities                          494.1          173.4
                                                 --------       --------
              Total Liabilities                  $1,506.9       $1,496.5
                                                 ========       ========


                                               Three Months Ended March 31
                                               ---------------------------
                                                   2000           1999
                                               ------------   ------------
         Revenues                                $   32.8       $   29.0
         Expenses                                    27.9           23.7
                                                 --------       --------
         Income before Income Taxes                   4.9            5.3
         Provision for Income Taxes                   1.6            1.9
                                                 --------       --------
                 Net Income                      $    3.3       $    3.4
                                                 ========       ========

Asset Management

Our asset management operations produced pretax profits of $3.5 million for the first quarter, up from $2.5 million for the first quarter a year ago. Our operating profit (excluding gains and interest income) was $2.8 million, compared with $2.0 million last year. The increased earnings are the result of higher fee revenues and lower personnel costs.

Investment Portfolios

The amortized cost of our consolidated fixed maturities securities portfolio was $198 million in excess of market value at March 31, 2000; amortized cost exceeded market value by $389 million at December 31, 1999. The reason for the decrease in the excess of amortized cost over market value between the two dates was due primarily to the decline in longer term interest rates. The market value of our equity securities portfolio was $930 million in excess of cost at March 31, 2000.

Debt Offering

On March 16, 2000, SAFECO Corporation issued $300 million of medium-term notes at 7.875% which mature on March 15, 2003. The proceeds of the notes were subsequently loaned to our subsidiary SAFECO Credit to primarily repay its commercial paper debt.

                       SAFECO CORPORATION AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION
            ITEM 2- MANAGEMENT'S DISCUSSION AND ANALYSIS (Continued)
--------------------------------------------------------------------------------

Stock Repurchase Program

In February 2000, the Board of Directors authorized the repurchase of three million shares of SAFECO Corporation common stock. The authorization was in addition to nearly 1.3 million shares that remained under the May 1999 authorization. During the first quarter, we repurchased 1,333,000 shares in the open market at a total cost of approximately $30 million for an average price of $22.53. The number of shares currently authorized but not yet repurchased is 2.9 million.

Year 2000 Readiness Disclosure

SAFECO believes that its program to address Year 2000 issues is comprehensive and as of May 12, 2000 SAFECO has not experienced any material Year 2000 complications. SAFECO, like most other companies, has been concerned that some of its computer programs have or had time sensitive logic that typically recognizes a date using "00" as the year 1900 rather than the year 2000. SAFECO is highly dependent on automated systems and systems applications that use computer programs to conduct ongoing operations. Such systems are used to process claims, bill and collect premiums from customers, manage investments and many other activities. If these systems were unable to process data accurately because of Year 2000-related failures, these activities would be interrupted and could have a material adverse effect on SAFECO's results of operations.

SAFECO completed various assessments of Year 2000 issues in connection with its computer systems and the technology embedded in the equipment it uses, prior to December 31, 1999. SAFECO began modifying and replacing portions of its systems since 1995 so that the system modified or replaced would be suitable for use before, during and after the year 2000 with no significant operational problems related to its ability to process dates correctly ("Year 2000 ready"). In addition, SAFECO engaged in a regular program of testing and running the systems once Year 2000 programming changes were made. This testing included trials at SAFECO's hot site, a location provided and maintained by a third party separate from any SAFECO facility.

The total Year 2000 readiness cost for SAFECO approximated $18 million and as of May 12, 2000 SAFECO has incurred all of this amount. These amounts have included both modification costs, which were expensed as incurred, and certain replacement systems costs, some of which were capitalized and amortized. All of SAFECO's existing systems were internally verified as being Year 2000 ready as of December 31, 1999 and the program of testing and running the systems after Year 2000 programming changes have been made has been completed.

SAFECO has worked with its third-party partners and vendors, e.g., its independent insurance agents, local and long distance telephone companies, banks and securities trading firms, to assure that they were on schedule to detect and fix any Year 2000 problems which might affect SAFECO's systems or business processes. SAFECO has assessed and attempted to mitigate risks with respect to the failure of any mission-critical, third-party partners and vendors to be Year 2000 ready. Where applicable, this effort included physically testing our common interfaces. Failure of such parties to be Year 2000 ready could have a material adverse effect on SAFECO's results of operations. As of May 12, 2000 SAFECO is not aware of any of its third party partners or vendors experiencing any Year 2000 problems that would materially impact SAFECO's systems or business processes.

SAFECO may be exposed to Year 2000 claims stemming from coverage under insurance policies its property and casualty subsidiaries have sold to customers. Although SAFECO has not written any specific Year 2000 coverage, customers may allege coverage exists under current commercial policies, including commercial general liability, directors and officers liability, errors and omissions liability, product policies, and assumed reinsurance. The effect of such coverage issues on SAFECO's results of operations is not reasonably estimable at this time. SAFECO expects, however that any potential exposures will be limited because its commercial lines business has historically not included significant numbers of the types of risks that have the greatest Year 2000 exposure, such as financial institutions and software and computer chip companies. In addition, SAFECO's directors and officers liability and errors and omissions books of insurance business are not large, together comprising approximately 1% of total property and casualty premiums over the last three years. SAFECO continues to assess its potential exposure to insurance claims arising from property and casualty insurance policies written and is taking a number of actions to limit that exposure. Such actions, in states where permitted, include the use of endorsements on commercial property policies clarifying that there is no coverage for Year 2000 occurrences, as well as using policy language that excludes Year 2000 coverage on certain commercial liability policies. As of May 12, 2000 SAFECO is not aware of any Year 2000-related claims made under its property and casualty insurance policies.

                       SAFECO CORPORATION AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION
            ITEM 2- MANAGEMENT'S DISCUSSION AND ANALYSIS (Continued)
--------------------------------------------------------------------------------

Forward-Looking Statements

Statements made in this report that relate to anticipated financial performance, business prospects and plans, regulatory developments and similar matters may be considered "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Statements in this report that are not historical information are forward-looking. Such statements are subject to certain risks and uncertainties that may cause the operations, performance, development and results of our business to differ materially from those suggested by the forward-looking statements. The risks and uncertainties include:

     o our ability to obtain rate increases and non-renew underpriced insurance accounts;
     o    realization of growth and business retention estimates;
     o    achievement of our premium targets and profitability;
     o    changes in competition and pricing environments;
     o    achievement of our expense reduction goals;
     o the occurrence of significant natural disasters, including earthquakes;
     o weather conditions, including the severity and frequency of storms, hurricanes, snowfalls, hail and winter conditions;
     o    driving patterns;
     o    fluctuations in interest rates;
     o    performance of financial markets;
     o    court decisions and trends in litigation;
     o    legislative and regulatory developments;
     o    the adequacy of loss reserves;
     o    the availability and pricing of reinsurance;
     o    the development of major Year 2000 related claims or liabilities; and
     o    general economic and market conditions.

In particular, because insurance rates in some jurisdictions are subject to regulatory review and approval, our achievement of rate increases may occur in amounts and on a time schedule different than planned, which may affect our efforts to restore earnings in our property and casualty lines.

                       SAFECO CORPORATION AND SUBSIDIARIES
                           PART II - OTHER INFORMATION
                           ITEM 1 - LEGAL PROCEEDINGS
                    ITEM 6 - EXHIBITS AND REPORT ON FORM 8-K
--------------------------------------------------------------------------------

Item 1. Legal Proceedings

Because of the nature of their businesses, the Corporation's insurance and other subsidiaries are subject to legal actions filed or threatened in the ordinary course of their business operations, generally as liability insurers defending third-party claims brought against their insureds or as insurers defending policy coverage claims brought against them. The Corporation does not believe that such litigation will have a material adverse effect on its financial condition, future operating results or liquidity.

The property and casualty insurance subsidiaries of the Corporation are parties to a number of lawsuits for liability coverages related to environmental claims. Although estimation of environmental claims loss reserves is difficult, the Corporation believes that reserves established for these claims are adequate based on the known facts and current law. The loss and loss adjustment expense with respect to any such lawsuit, or all lawsuits related to a single incident combined, are not expected to be material to the corporation's financial condition.


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

        (b) Reports on Form 8-K

                         SAFECO filed an 8-K dated January 26, 2000 under Item 5 (Other Items), relating to its fourth quarter 1999 earnings release.

                         SAFECO filed an 8-K dated April 13, 2000 under Item 5, relating to its preliminary review of earnings for the first quarter of 2000.

                         SAFECO filed an 8-K dated April 24, 2000 under Item 5, relating to its first quarter 2000 earnings release.