Form 10-K405/A
period 1999-12-31
SAFECO CORP
filed 2000-08-09
CIK 86104

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-K/A


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


Documents incorporated by reference:
    Portions of the registrant's 1999 Annual Report to Shareholders are incorporated by reference into Parts I and II. Portions of the registrant's definitive Proxy Statement for the 2000 annual shareholders meeting held May 3, 2000, are incorporated by reference into Part III.

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

                       SAFECO CORPORATION AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - BUSINESS (CONTINUED)
--------------------------------------------------------------------------------



               Additional financial information about SAFECO's business segments appears in Note 14 on page 68 of the 1999 Annual Report to Shareholders.


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


               Operations in 1999 were charged $78.8 million from increases in estimated loss and LAE for claims occurring in prior years. Property and casualty lines of business with significant contributions to the increase include construction defect ($28.6 million), workers' compensation ($35.6 million) and asbestos and environmental ($24.8 million), which were partially offset by decreases in other lines ($10.2). For both construction defect and asbestos and environmental, increased reserve estimates resulted from higher than expected reported claims in 1999. The increased reserve estimates for workers' compensation resulted from SAFECO's re-evaluation of loss exposures on claims related to larger commercial insureds.


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
                                                =======   =======


           GAAP VS. STATUTORY

               State regulatory authorities require SAFECO's property and casualty insurance subsidiaries to file annual statements prepared on an accounting basis prescribed or permitted by their respective state of domicile (that is, on a statutory basis). The difference between the $4,378.6 million reserve at December 31, 1999, for the losses and LAE disclosed in the consolidated financial statements in accordance with generally accepted accounting principles (GAAP), and the $4,069.1 million reported in the annual statements filed with state regulatory authorities relates to reinsurance recoverables. Under Statement of Financial Accounting Standards No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts", the GAAP-basis liability for losses and LAE is reported gross of amounts recoverable from reinsurance. Statutory-basis financial statements report the liability net of reinsurance.

           REINSURANCE

               SAFECO's property and casualty companies use treaty and facultative reinsurance to help manage exposure to loss. As noted on page 5, the liability for unpaid losses and LAE is reported gross of reinsurance recoverables of $309.5 million at December 31, 1999 and $253.6 million at December 31, 1998. The largest concentration (approximately 49%) of total reinsurance recoverables at December 31, 1999 was with American Re-Insurance Company and Employers Reinsurance Corporation. Our reinsurance recoverable balance categorized by reinsurer rating (by A.M. Best Company on a scale ranging from A++ to F) at December 31, 1999 is presented below:

                       Rating                        %
                     ----------                    -----

           A++                                      35.9%
           A+                                       13.7%
           A                                        10.7%
           A-                                        0.1%
           B                                         7.4%
                                                   -----
           Total Domestic Reinsurers                67.8%
                                                   -----
           Mandatory Pools                          23.4%
           Voluntary Pools                           3.0%
           Foreign                                   5.8%
                                                   -----
           Total Pools & Foreign                    32.2%
                                                   -----
           Total                                   100.0%
                                                   =====

               The availability and cost of reinsurance are subject to prevailing market conditions, both in terms of price and available capacity. Although the reinsurer is liable to SAFECO to the extent of the reinsurance ceded, SAFECO remains primarily liable to the policyholder as the direct insurer on all risks insured. To SAFECO's knowledge none of its reinsurers is experiencing financial difficulties. SAFECO's business is not substantially dependent upon any single reinsurance contract.

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

               SAFECO's insurance subsidiaries do not enter into retrospective reinsurance contracts and do not participate in any unusual or nonrecurring reinsurance transactions such as "swaps" of reserves or loss portfolio transfers. SAFECO does not use "funding covers" and does not

                       SAFECO CORPORATION AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - BUSINESS (CONTINUED)
--------------------------------------------------------------------------------


           participate in any surplus relief transactions. For additional information on reinsurance, see Note 6 on page 61 of the 1999 Annual Report to Shareholders.



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


               In February 1998, SAFECO announced its decision to sell its real estate subsidiary, SAFECO Properties, Inc., to focus on its core insurance and financial services businesses. The majority of SAFECO Properties' assets were sold for $570 million in a series of closings during the first half of 1999. Realized gains of $35 million have been recognized in 1999. At December 31, 1999, investment real estate held by SAFECO Properties totaled $105 million , less than 1% of SAFECO's consolidated investments. Since SAFECO Properties' operations are not material to the consolidated financial statements, they have not been reclassified as discontinued operations. See Note 2 on page 52 of the 1999 Annual Report to Shareholders, incorporated herein by reference (Exhibit 13), for additional information.

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

           ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
           None.


PART III The definitive proxy statement filed, excluding the Annual Report of the Compensation Committee on Executive Compensation appearing on Pages 6 through 11, is incorporated herein by reference to fulfill the requirements of ITEM 10, "DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT" (except for that portion of Item 10 relating to executive officers which appears in Part I of this 10-K), and to fulfill the requirements of ITEM 11, "EXECUTIVE COMPENSATION," ITEM 12, "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT," and ITEM 13, "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

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


                                               Director
-------------------------------------
    Norman B. Rice


/s/ JUDITH M. RUNSTAD                          Director
-------------------------------------
    Judith M. Runstad


/s/ PAUL W. SKINNER                            Director
-------------------------------------
    Paul W. Skinner

               CONSENT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

SAFECO Corporation:

We consent to the use of our report dated February 11, 2000, incorporated by reference in the Annual Report on Form 10-K of SAFECO Corporation for the year ended December 31, 1999, with respect to the consolidated financial statements, as amended, included in this Form 10-K/A.

Our audits also included the financial statement schedules of SAFECO Corporation listed in the Index at Item 14(a). These schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these schedules based on our audits. In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as whole, present fairly in all material respects the information set forth therein.

We also consent to the incorporation by reference in the Registration Statement (Form S-8 No. 333-26393) pertaining to the SAFECO Long-Term Incentive Plan of 1997 and the incorporation by reference in the Registration Statements (Forms S-3) pertaining to the $800,000,000 in SAFECO debt securities and the SAFECO Agency Stock Purchase Plan, of our report dated February 11, 2000, with respect to the consolidated financial statements of SAFECO Corporation, as amended, and our report included in the preceding paragraph with respect to the financial statement schedules, included in this Form 10-K/A.



                                                           /s/ Ernst & Young LLP


Seattle, Washington
August 7, 2000

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
                                                                               ========     ========    =========


Statement of Cash Flows
Reconciliation of Net Income to Net Cash Provided by Operating Activities
(Parent Company Only)
Year Ended December 31                                                           1999          1998        1997
------------------------------------------------------------------------------------------------------------------
(In Millions)

Net Income                                                                     $  252.2     $  351.9    $   430.0

Adjustments to Reconcile Net Income to
    Net Cash Provided by Operating Activities:
        Equity in Net Income of Consolidated Subsidiaries                        (337.5)      (442.5)      (457.5)
        Dividends Accrued and Received from Consolidated Subsidiaries             746.1        625.9        767.2
        Realized Investment (Gain) Loss                                             0.5         (5.8)        (7.9)
        Amortization and Depreciation                                               0.7          1.2          0.6
        Amortization of Fixed Maturity Investments                                  0.9          0.7          0.8
        Changes in:
            Accrued Income Taxes                                                    2.6        (27.0)        14.5
            Accrued Interest Expense                                                 --          2.7         39.7
            Other Assets and Liabilities                                            6.0         31.3         (6.8)
                                                                               --------     --------    ---------
        Total Adjustments                                                         419.3        186.5        350.6
                                                                               --------     --------    ---------
Net Cash Provided by Operating Activities                                      $  671.5     $  538.4    $   780.6
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