Form 10-Q
period 2000-06-30
SAFECO CORP
filed 2000-08-10
CIK 86104

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                      FOR THE QUARTER ENDED JUNE 30, 2000.

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


                                 (206) 545-5000
                                   (Telephone)



        127,629,632 shares of no par value common stock were outstanding at June 30, 2000.



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

Part I - Financial Information                                                      Page
                                                                                    ----
     Item 1. Financial Statements:
              Consolidated Balance Sheet
                 June 30, 2000 and December 31, 1999                                  3
              Statement of Consolidated Income and Retained Earnings
                 for the Six Months and Quarters Ended June 30, 2000 and 1999         5
              Statement of Consolidated Cash Flows
                 for the Six Months Ended June 30, 2000 and 1999                      6
              Statement of Consolidated Comprehensive Income (Loss)
                 for the Six Months and Quarters Ended June 30, 2000 and 1999         7
              Notes to Consolidated Financial Statements                              8

     Item 2. Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                              11

Part II - Other Information

     Item 1. Legal Proceedings                                                       16

     Item 4. Submission of Matters to a Vote of Security Holders                     16

     Item 5. Other Information - Bylaw Amendments                                    16

     Item 6. Exhibits and Reports on Form 8-K                                        16

                                   SIGNATURES

              Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             SAFECO CORPORATION
                                             -----------------------------------
                                             Registrant


                                             ROD A. PIERSON
                                             -----------------------------------
                                             Rod A. Pierson
                                             Senior Vice President
              Dated August 10, 2000          and Chief Financial Officer


                                             H. PAUL LOWBER
                                             -----------------------------------
                                             H. Paul Lowber
                                             Vice President, Controller
              Dated August 10, 2000          and Chief Accounting Officer

                       SAFECO CORPORATION AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS
                           CONSOLIDATED BALANCE SHEET
                                 (In Millions)
--------------------------------------------------------------------------------

                                                                  June 30      December 31
                ASSETS                                             2000            1999
                ------                                           ---------     -----------
Investments:

   Fixed Maturities Available-for-Sale, at Market Value
     (Amortized cost:  $17,759.2; $17,258.9)                     $17,394.6      $16,830.7

   Fixed Maturities Held-to-Maturity, at Amortized Cost
     (Market value:  $2,781.0; $2,772.1)                           2,743.9        2,733.3

   Marketable Equity Securities, at Market Value
     (Cost:  $1,081.4; $972.5)                                     1,997.5        2,004.7

   Mortgage Loans                                                    815.8          770.4

   Real Estate (At cost less accumulated depreciation)                57.0          106.5

   Policy Loans                                                       90.4           91.4

   Other Invested Assets                                              16.8           18.0

   Short-Term Investments                                            315.5          376.0
                                                                 ---------      ---------
            Total Investments                                     23,431.5       22,931.0

Cash                                                                  94.4          112.3

Accrued Investment Income                                            327.6          328.1

Finance Receivables
     (Less unearned finance charges and allowance for
     doubtful accounts)                                            1,543.9        1,460.6

Premiums and Other Service Fees Receivable                         1,109.0        1,058.3

Other Notes and Accounts Receivable                                   51.9          147.2

Deferred Income Tax Recoverable
     (Includes tax on unrealized appreciation of investment
     securities: $193.0; $211.3)                                     135.3          105.3

Reinsurance Recoverables                                             406.6          384.8

Deferred Policy Acquisition Costs                                    610.4          598.8

Land, Buildings and Equipment for Company Use
     (At cost less accumulated depreciation)                         415.1          344.8

Goodwill (Accumulated amortization: $172.3; $142.5)                1,331.0        1,354.9

Other Assets                                                         326.9          343.4

Separate Account Assets                                            1,398.5        1,403.2
                                                                 ---------      ---------
            TOTAL                                                $31,182.1      $30,572.7
                                                                 =========      =========

                                   (continued)

                       SAFECO CORPORATION AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS
                     CONSOLIDATED BALANCE SHEET (Continued)
                                 (In Millions)
-------------------------------------------------------------------------

                                                            June 30      December 31
            LIABILITIES AND SHAREHOLDERS' EQUITY             2000           1999
            ------------------------------------           ---------     -----------
Losses and Adjustment Expense                              $ 4,545.0      $ 4,416.4

Life Policy Liabilities                                        318.0          281.5

Unearned Premiums                                            1,933.5        1,853.1

Funds Held Under Deposit Contracts                          14,098.6       13,762.9

Debt:
   Commercial Paper                                            556.9          508.8

   Credit Company Borrowings ($1,013.4 maturing within
      one year)                                              1,024.6        1,323.1

   Medium-Term Notes Due 2003                                  300.0             --

   7.875% Notes Due 2005                                       200.0          200.0

   6.875% Notes Due 2007                                       200.0          200.0

   Other ($5.9 maturing within one year)                        82.6           84.2

Other Liabilities                                            1,479.7        1,396.8

Current Income Taxes                                             7.1            6.1

Separate Account Liabilities                                 1,398.5        1,403.2
                                                           ---------      ---------
            Total Liabilities                               26,144.5       25,436.1
                                                           ---------      ---------
Corporation-Obligated, Mandatorily Redeemable Capital
   Securities of Subsidiary Trust Holding Solely Junior
   Subordinated Debentures of the Corporation
   ("Capital Securities")                                      842.8          842.5
                                                           ---------      ---------
Preferred Stock, No Par Value:
   Shares Authorized: 10
   Shares Issued and Outstanding:  None                           --             --

Common Stock, No Par Value:
   Shares Authorized: 300
   Shares Reserved for Options: (7.2; 7.3)
   Shares Issued and Outstanding: (127.6; 128.9)               833.9          841.7

Retained Earnings                                            3,005.4        3,062.7

Total Accumulated Other Comprehensive Income -
   Unrealized Appreciation of Investment Securities,
      Net of Tax                                               355.5          389.7
                                                           ---------      ---------
            Total Shareholders' Equity                       4,194.8        4,294.1
                                                           ---------      ---------
            TOTAL                                          $31,182.1      $30,572.7
                                                           =========      =========

                      SAFECO CORPORATION AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS
             STATEMENT OF CONSOLIDATED INCOME AND RETAINED EARNINGS
                     (In Millions Except Per Share Amounts)
--------------------------------------------------------------------------------

                                                                 Six Months Ended                Three Months Ended
                                                                      June 30                         June 30
                                                             -------------------------       -------------------------
                                                               2000            1999            2000            1999
                                                             ---------       ---------       ---------       ---------
REVENUES:
   Insurance:
     Property and Casualty Earned Premiums                   $ 2,268.3       $ 2,147.7       $ 1,136.6       $ 1,083.3
     Life Premiums and Other Revenues                            255.5           177.0           130.3            90.4
                                                             ---------       ---------       ---------       ---------
       Total                                                   2,523.8         2,324.7         1,266.9         1,173.7
   Credit                                                         65.4            54.1            33.7            27.1
   Asset Management                                               22.8            21.3            12.4            11.1
   Other                                                          47.2            61.0            21.3            28.8
   Net Investment Income                                         813.3           785.2           407.6           395.6
   Realized Investment Gain                                       57.2            86.3            26.1            30.0
                                                             ---------       ---------       ---------       ---------
       Total                                                   3,529.7         3,332.6         1,768.0         1,666.3
                                                             ---------       ---------       ---------       ---------
EXPENSES:
   Losses, Adjustment Expense and Policy Benefits              2,484.5         2,137.4         1,245.9         1,094.0
   Commissions                                                   403.8           395.8           202.0           202.9
   Personnel Costs                                               241.4           232.1           120.4           108.5
   Interest                                                       80.5            67.1            41.7            33.3
   Goodwill Amortization                                          29.9            27.3            15.1            13.8
   Other                                                         219.3           223.0           111.9           122.1
   Amortization of Deferred Policy Acquisition Costs             419.8           420.8           207.4           219.2
   Deferral of Policy Acquisition Costs                         (430.5)         (428.3)         (218.4)         (222.0)
                                                             ---------       ---------       ---------       ---------
       Total                                                   3,448.7         3,075.2         1,726.0         1,571.8
                                                             ---------       ---------       ---------       ---------
Income before Income Taxes                                        81.0           257.4            42.0            94.5
                                                             ---------       ---------       ---------       ---------
Provision (Benefit) for Income Taxes:
    Current                                                       14.1            78.9            14.3            45.8
    Deferred                                                     (14.4)          (35.5)          (12.6)          (35.6)
                                                             ---------       ---------       ---------       ---------
       Total                                                      (0.3)           43.4             1.7            10.2
                                                             ---------       ---------       ---------       ---------
Income before Distributions on Capital Securities                 81.3           214.0            40.3            84.3

Distributions on Capital Securities, Net of Tax                  (22.4)          (22.4)          (11.2)          (11.2)
                                                             ---------       ---------       ---------       ---------
Net Income                                                        58.9           191.6            29.1            73.1

Retained Earnings, Beginning of Period                         3,062.7         3,257.2         3,023.8         3,326.6
Amortization of Underwriting Compensation on
  Capital Securities                                              (0.2)           (0.2)           (0.1)           (0.1)
Dividends Declared                                               (94.4)          (96.4)          (47.2)          (48.7)
Common Stock Reacquired                                          (21.6)         (184.9)           (0.2)         (183.6)
                                                             ---------       ---------       ---------       ---------
Retained Earnings, End of Period                             $ 3,005.4       $ 3,167.3       $ 3,005.4       $ 3,167.3
                                                             =========       =========       =========       =========
Net Income Per Share of Common Stock:
   Diluted                                                   $    0.46       $    1.41       $    0.23       $    0.54
                                                             =========       =========       =========       =========
   Basic                                                     $    0.46       $    1.42       $    0.23       $    0.55
                                                             =========       =========       =========       =========
Dividends Paid to Common Shareholders                        $    0.74       $    0.70       $    0.37       $    0.35
                                                             =========       =========       =========       =========
Average Number of Shares Outstanding During the Period:
   Diluted                                                       128.0           135.6           127.7           134.5
                                                             =========       =========       =========       =========
   Basic                                                         127.9           135.2           127.6           134.1
                                                             =========       =========       =========       =========

                       SAFECO CORPORATION AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS
                      STATEMENT OF CONSOLIDATED CASH FLOWS
                                 (In Millions)
--------------------------------------------------------------------------------

                                                                        Six Months Ended
                                                                             June 30
                                                                     -----------------------
                                                                       2000           1999
                                                                     --------       --------
OPERATING ACTIVITIES
   Insurance Premiums Received                                       $2,471.1       $2,297.1
   Dividends and Interest Received                                      817.1          806.9
   Other Operating Receipts                                             125.1          131.7
   Insurance Claims and Policy Benefits Paid                         (2,124.6)      (1,825.4)
   Underwriting, Acquisition and Insurance Operating Costs Paid        (865.5)        (700.4)
   Interest Paid and Distributions on Capital Securities               (101.8)        (116.4)
   Other Operating Costs Paid                                           (78.0)         (76.8)
   Income Taxes Paid                                                     (0.9)         (58.6)
                                                                     --------       --------
           Net Cash Provided by Operating Activities                    242.5          458.1
                                                                     --------       --------
INVESTING ACTIVITIES
   Purchases of:
      Fixed Maturities Available-for-Sale                            (2,097.4)      (2,642.5)
      Fixed Maturities Held-to-Maturity                                  (1.5)            --
      Equities                                                         (236.9)         (97.7)
      Other Investments                                                (182.9)        (251.7)
   Maturities of Fixed Maturities Available-for-Sale                    481.4          624.9
   Maturities of Fixed Maturities Held-to-Maturity                        8.5            1.4
   Sales of:
      Fixed Maturities Available-for-Sale                             1,142.6        1,633.6
      Fixed Maturities Held-to-Maturity*                                  0.1            6.3
      Equities                                                          219.2          123.1
      Other Investments                                                 252.0          592.2
   Net Decrease (Increase) in Short-Term Investments                    242.7          (18.3)
   Finance Receivables Originated or Acquired                          (333.8)        (340.1)
   Principal Payments Received on Finance Receivables                   248.0          208.2
   Other                                                                (55.5)        (159.5)
                                                                     --------       --------
           Net Cash Used in Investing Activities                       (313.5)        (320.1)
                                                                     --------       --------
FINANCING ACTIVITIES
   Funds Received Under Deposit Contracts                               824.4        1,069.2
   Return of Funds Held Under Deposit Contracts                        (672.5)        (533.7)
   Proceeds from Notes and Mortgage Borrowings                          300.0             --
   Repayment of Notes and Mortgage Borrowings                           (16.0)        (152.1)
   Net Repayment of Short-Term Borrowings                              (224.9)         (17.1)
   Common Stock Reacquired                                              (30.3)        (216.8)
   Dividends Paid to Shareholders                                       (94.9)         (95.4)
   Other                                                                (32.7)        (118.0)
                                                                     --------       --------
           Net Cash Provided by (Used in) Financing Activities           53.1          (63.9)
                                                                     --------       --------
Net Increase (Decrease) in Cash                                         (17.9)          74.1
Cash at the Beginning of Period                                         112.3           74.9
                                                                     --------       --------
Cash at the End of Period                                            $   94.4       $  149.0
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

                                   (continued)

                       SAFECO CORPORATION AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS
                STATEMENT OF CONSOLIDATED CASH FLOWS (Continued)
                                 (In Millions)
--------------------------------------------------------------------------------

                                                          Six Months Ended
                                                              June 30
                                                       ---------------------
                                                         2000          1999
                                                       -------       -------
Net Income                                             $  58.9       $ 191.6
                                                       -------       -------
Adjustments to Reconcile Net Income to Net Cash
    Provided by Operating Activities:
       Realized Investment Gain                          (57.2)        (86.3)
       Amortization and Depreciation                      69.7          74.4
       Amortization of Fixed Maturity Investments        (19.9)        (24.8)
       Deferred Income Tax Benefit                       (14.4)        (35.5)
       Interest Expense on Deposit Contracts             267.2         294.7
       Other Adjustments                                  (1.7)        (18.7)
       Changes in:
          Losses and Adjustment Expense                  128.6          24.5
          Life Policy Liabilities                         36.5           2.9
          Unearned Premiums                               80.4         100.4
          Accrued Income Taxes                             1.0           7.2
          Accrued Interest on Accrual Bonds              (21.8)        (23.2)
          Accrued Investment Income                        0.5           0.4
          Deferred Policy Acquisition Costs              (11.6)         (7.3)
          Other Assets and Liabilities                  (273.7)        (42.2)
                                                       -------       -------
            Total Adjustments                            183.6         266.5
                                                       -------       -------
Net Cash Provided by Operating Activities              $ 242.5       $ 458.1
                                                       =======       =======


                       SAFECO CORPORATION AND SUBSIDIARIES
              STATEMENT OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)
                                  (In Millions)
--------------------------------------------------------------------------------

                                               Six Months Ended           Three Months Ended
                                                   June 30                     June 30
                                             ---------------------       ---------------------
                                               2000          1999          2000          1999
                                             -------       -------       -------       -------
Net Income                                   $  58.9       $ 191.6       $  29.1       $  73.1

Other Comprehensive Loss, Net of Taxes:
    Change in Unrealized Appreciation
    of Investment Securities                   (34.2)       (490.1)        (57.4)       (275.5)
                                             -------       -------       -------       -------
Comprehensive Income (Loss)                  $  24.7       $(298.5)      $ (28.3)      $(202.4)
                                             =======       =======       =======       =======

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

The accompanying unaudited condensed consolidated financial statements and notes have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation of results for the interim periods have been included. It is suggested that these condensed consolidated financial statements and notes be read in conjunction with the financial statements and notes included in the Corporation's Form 10-K/A for the year ended December 31, 1999 which has been previously filed with the Commission.

Certain reclassifications have been made to the prior year financial information to conform to the current year classifications.

Note 2 - New Accounting Standards

The Financial Accounting Standards Board (FASB) issued Statement 133, "Accounting for Derivative Instruments and Hedging Activities," in June 1998. The Statement amends or supersedes several previous FASB statements and requires recognizing all derivatives as either assets or liabilities in the statement of financial position and measuring those instruments at fair value. In June 1999, the FASB issued Statement 137 which allows entities to defer adoption of Statement 133 to fiscal years beginning after June 15, 2000. Statement 133 may still be adopted early, as of the beginning of any fiscal quarter that begins after June 1998. In June 2000, the FASB issued Statement 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", which addresses a limited number of implementation issues arising from FAS 133. SAFECO will adopt the new statement no later than the first quarter of 2001. The impact of the Statement is currently being studied. Because of continuing emerging implementation guidance from the FASB, the effect of the new statement on the Corporation's financial statements has not yet been determined.

Note 3 - Segment Data

The operating segments are presented based on SAFECO's internal reporting structure and how management analyzes the operating results. These segments generally represent groups of related products.

The property and casualty operations include four main reportable underwriting segments. The underwriting segments are Personal Lines, Commercial Lines, Surety and Other. Personal Lines is further split into Personal Auto, Homeowners and Other. Commercial Lines is further split into American States Business Insurance
(ASBI) and SAFECO Commercial (SCI). ASBI delivers insurance products and services to small-to-medium sized businesses while SAFECO Commercial delivers insurance products and services to medium-to-large complex commercial clients.

The life operations include five reportable segments which include Retirement Services, Settlement Annuities, Group, Individual and Other.

Credit and Asset Management are distinct operations managed separately from the insurance operations. Other and Eliminations include corporate investment income, corporate expenses, results of the real estate operations and eliminations, none of which are individually significant.

                       SAFECO CORPORATION AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
--------------------------------------------------------------------------------

Note 3 - Segment Data (continued)
(in Millions)

SIX MONTHS ENDED                             UNDERWRITING  PRETAX INCOME  NET INCOME      TOTAL
JUNE 30, 2000                  REVENUES       GAIN (LOSS)     (LOSS)*       (LOSS)        ASSETS
----------------               --------      ------------  -------------  ----------     ---------
Property and Casualty:
    Personal Lines:
      Personal Auto            $  855.6       $ (63.7)       $ (8.2)                     $ 3,088.3
      Homeowners                  359.3         (52.2)        (29.8)                       1,321.4
      Other                        91.7          10.2          16.9                          398.3
    Commercial Lines:
      ASBI                        586.0         (85.4)        (19.1)                       3,797.0
      SAFECO Commercial           342.1         (70.0)        (25.2)                       2,435.9
    Surety                         30.3           7.1           8.0                          100.7
    Other                           3.3          (3.0)          6.0                          430.6
                               --------       -------        ------                      ---------
      Total                     2,268.3       $(257.0)        (51.4)       $ 41.2         11,572.2
                               --------       =======        ------                      ---------
Life:
    Retirement Services            19.8                        20.2                        7,425.6
    Settlement Annuities            0.5                        14.0                        6,195.5
    Group                         158.1                         0.7                          107.9
    Individual                     66.6                        13.7                        3,050.3
    Other                          10.5                        35.8                          957.6
                               --------                      ------                      ---------
      Total                       255.5                        84.4          46.3         17,736.9
                               --------                      ------                      ---------
Credit                             67.9                         8.9           5.7          1,747.9
Asset Management                   22.8                         8.3           5.4             80.0
Other and Eliminations             44.7                       (26.4)        (39.7)            45.1
                               --------                      ------        ------        ---------
    Consolidated Totals        $2,659.2                      $ 23.8        $ 58.9        $31,182.1
                               ========                      ======        ======        =========

SIX MONTHS ENDED                            UNDERWRITING  PRETAX INCOME   NET INCOME      TOTAL
JUNE 30, 1999                  REVENUES     GAIN (LOSS)      (LOSS)*        (LOSS)        ASSETS
----------------               --------     ------------  -------------   ----------    ---------
Property and Casualty:
    Personal Lines:
      Personal Auto            $  862.5       $   0.5        $ 59.9                      $ 3,258.3
      Homeowners                  349.5         (34.6)        (11.8)                       1,382.2
      Other                        88.0           7.8          14.5                          418.9
    Commercial Lines:
      ASBI                        478.5         (85.3)        (21.4)                       3,957.9
      SAFECO Commercial           335.6         (13.6)         30.4                        2,571.8
    Surety                         29.7          12.4          13.1                          107.9
    Other                           3.9          (0.5)         10.2                          457.9
                               --------       -------        ------                      ---------
      Total                     2,147.7       $(113.3)         94.9        $145.1         12,154.9
                               --------       =======        ------                      ---------
Life:
    Retirement Services            16.6                        25.0                        7,399.9
    Settlement Annuities            0.7                        19.6                        6,142.4
    Group                          96.5                       (11.6)                          92.7
    Individual                     56.4                        12.9                        2,041.6
    Other                           6.8                        37.4                        1,142.5
                               --------                      ------                      ---------
      Total                       177.0                        83.3          53.2         16,819.1
                               --------                      ------                      ---------
Credit                             57.3                        11.0           7.1          1,582.2
Asset Management                   21.3                         5.8           3.8             69.6
Other and Eliminations             57.8                       (23.9)        (17.6)           207.3
                               --------                      ------        ------        ---------
    Consolidated Totals        $2,461.1                      $171.1        $191.6        $30,833.1
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

                       SAFECO CORPORATION AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
--------------------------------------------------------------------------------

Note 3 - Segment Data (continued)
(In Millions)

THREE MONTHS ENDED                         UNDERWRITING    PRETAX INCOME    NET INCOME        TOTAL
JUNE 30, 2000                 REVENUES      GAIN (LOSS)       (LOSS)*         (LOSS)          ASSETS
------------------            --------     ------------    -------------    ----------       ---------
Property and Casualty:
    Personal Lines:
      Personal Auto           $  428.1        $ (23.9)       $  3.1                          $ 3,088.3
      Homeowners                 180.4          (38.1)        (27.0)                           1,321.4
      Other                       46.1            5.8           9.2                              398.3
    Commercial Lines:
      ASBI                       298.6          (26.4)          6.4                            3,797.0
      SAFECO Commercial          167.3          (43.5)        (21.5)                           2,435.9
    Surety                        14.8            2.4           2.9                              100.7
    Other                          1.3           (0.7)          3.6                              430.6
                              --------        -------        ------                          ---------
      Total                    1,136.6        $(124.4)        (23.3)         $ 17.3           11,572.2
                              --------        =======        ------                          ---------
Life:
    Retirement Services            9.3                          9.0                            7,425.6
    Settlement Annuities           0.3                          7.0                            6,195.5
    Group                         81.8                          4.7                              107.9
    Individual                    34.4                          6.6                            3,050.3
    Other                          4.5                         18.1                              957.6
                              --------                       ------                          ---------
      Total                      130.3                         45.4            27.7           17,736.9
                              --------                       ------                          ---------
Credit                            35.1                          4.0             2.4            1,747.9
Asset Management                  12.4                          4.8             3.1               80.0
Other and Eliminations            19.9                        (15.0)          (21.4)              45.1
                              --------                       ------          ------          ---------
    Consolidated Totals       $1,334.3                       $ 15.9          $ 29.1          $31,182.1
                              ========                       ======          ======          =========

THREE MONTHS ENDED                         UNDERWRITING   PRETAX INCOME     NET INCOME        TOTAL
JUNE 30, 1999                 REVENUES      GAIN (LOSS)      (LOSS)*          (LOSS)          ASSETS
------------------            --------     ------------   -------------     ----------       ---------
Property and Casualty:
    Personal Lines:
      Personal Auto           $  432.1         $ (5.5)       $ 31.8                          $ 3,258.3
      Homeowners                 175.8          (15.9)        (10.1)                           1,382.2
      Other                       44.4            3.5           8.6                              418.9
    Commercial Lines:
      ASBI                       243.9          (54.4)        (33.9)                           3,957.9
      SAFECO Commercial          170.2          (11.7)         17.4                            2,571.8
    Surety                        15.3            6.4           8.7                              107.9
    Other                          1.6            0.6           5.2                              457.9
                              --------         ------        ------                          ---------
      Total                    1,083.3         $(77.0)         27.7          $ 60.7           12,154.9
                              --------         ======        ------                          ---------
Life:
    Retirement Services            8.9                         12.4                            7,399.9
    Settlement Annuities           0.4                         10.0                            6,142.4
    Group                         48.5                         (8.7)                              92.7
    Individual                    29.4                          6.3                            2,041.6
    Other                          3.2                         18.6                            1,142.5
                              --------                       ------                          ---------
      Total                       90.4                         38.6            23.3           16,819.1
                              --------                       ------                          ---------
Credit                            28.3                          5.7             3.7            1,582.2
Asset Management                  11.1                          3.3             2.2               69.6
Other and Eliminations            27.6                        (10.8)          (16.8)             207.3
                              --------                       ------          ------          ---------
    Consolidated Totals       $1,240.7                       $ 64.5          $ 73.1          $30,833.1
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

                       SAFECO CORPORATION AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION
                  ITEM 2- MANAGEMENT'S DISCUSSION AND ANALYSIS
--------------------------------------------------------------------------------

SAFECO Corporation

Our net income for the first six months of 2000 was $58.9 million or $.46 per diluted share, compared with $1.41 per share for the same period in 1999. If we exclude realized gain from investments, our income was $.17 per diluted share, compared with $1.00 per share in 1999.

The following summarized financial information sets forth the contributions of each business segment to our consolidated income.

                                                       SIX MONTHS ENDED            THREE MONTHS ENDED
                                                           JUNE 30                      JUNE 30
                                                     ---------------------       ---------------------
                                                      2000          1999          2000          1999
------------------------------------------------------------------------------------------------------
                                                          (In Millions Except Per Share Amounts)
Income (Loss) before Realized Gain
and Income Taxes: *
    Property and Casualty Insurance:
      Underwriting Loss                              $(257.0)      $(113.3)      $(124.4)      $ (77.0)
      Net Investment Income                            227.6         230.0         112.1         115.7
      Goodwill Amortization                            (22.0)        (21.8)        (11.0)        (11.0)
                                                     -------       -------       -------       -------
         Total Property and Casualty                   (51.4)         94.9         (23.3)         27.7
      Life                                              84.4          83.3          45.4          38.6
      Credit                                             8.9          11.0           4.0           5.7
      Asset Management                                   8.3           5.8           4.8           3.3
      Corporate                                        (26.4)        (23.9)        (15.0)        (10.8)
                                                     -------       -------       -------       -------
         Total                                          23.8         171.1          15.9          64.5
                                                     -------       -------       -------       -------
Realized Gain before Taxes from:
        Security Investments                            57.2          56.3          26.1          30.0
        Real Estate Investments                           --          30.0            --            --
                                                     -------       -------       -------       -------
             Total                                      57.2          86.3          26.1          30.0
                                                     -------       -------       -------       -------
Income before Income Tax                                81.0         257.4          42.0          94.5
                                                     -------       -------       -------       -------
Provision (Benefit) for Income Taxes on:
      Income before Realized Gain                      (20.2)         13.3          (7.4)          0.1
      Realized Investment Gain                          19.9          30.1           9.1          10.1
                                                     -------       -------       -------       -------
         Total                                          (0.3)         43.4           1.7          10.2
                                                     -------       -------       -------       -------
Income before Distributions on
      Capital Securities                                81.3         214.0          40.3          84.3

Distributions on Capital Securities, Net of Tax        (22.4)        (22.4)        (11.2)        (11.2)
                                                     -------       -------       -------       -------
Net Income                                           $  58.9       $ 191.6       $  29.1       $  73.1
                                                     =======       =======       =======       =======
Net Income Per Diluted Share of Common Stock:
      Income before Realized Gain                    $   .17       $  1.00       $   .10       $   .40
      Realized Gain                                      .29           .41           .13           .14
                                                     -------       -------       -------       -------
Net Income                                           $   .46       $  1.41       $   .23       $   .54
                                                     =======       =======       =======       =======
Dividends Paid to Common Shareholders                $   .74       $   .70       $   .37       $   .35

* Note: Income before Realized Gain and Income Taxes is a standard industry measurement used by management to analyze income from core operations and is presented to supplement net income as a measure of profitability.

                       SAFECO CORPORATION AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION
            ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS (Continued)
--------------------------------------------------------------------------------

We are disappointed that we did not make more progress this quarter. The major reasons were severe weather, mainly affecting the homeowners line and several large losses in our large commercial (SCI) operation. We are pleased, however, with the improved results for the quarter in the American States Business Insurance (ASBI) line. The ASBI combined loss and expense ratio decreased to
108.8 from 120.6 in the first quarter. We also saw significant improvement in our Life Company group insurance operation which produced a profit of $4.7 million in the second quarter, compared with a loss of $4.0 million in the first quarter.

Our property and casualty price increases continue to be on or ahead of schedule. We also continued to improve our expense ratio, which decreased over one point to 28.6% for the six months ended June 30, 2000, compared with 29.8% for calendar year 1999.

We anticipate improved underwriting results in the third and fourth quarters of this year from price increases, expense reductions and elimination of unprofitable business.

Property and Casualty Insurance

Property and casualty operations for the six months of 2000 produced a pretax loss of $51 million before realized gain from investments, compared with a profit of $95 million a year ago. These operations had an underwriting loss of $124 million during the second quarter of 2000. This compares with a $133 million loss last quarter and a loss of $77 million for the second quarter last year. These results reflect inadequate rates, large losses in SCI and seasonal weather-related losses. Weather-related losses increased $22 million over the 1999 second quarter to $111 million. The combined ratio was 111.3 for the first six months of 2000, compared with 105.3 for the first six months last year. Underwriting results by major line of business are stated in the chart below. Investment income was $228 million, down one percent from a year ago.

                                               SIX MONTHS ENDED           THREE MONTHS ENDED
Underwriting Results (In Millions)                 JUNE 30                      JUNE 30
                                             ---------------------       ---------------------
                                               2000          1999          2000          1999
                                             -------       -------       -------       -------
Personal Lines:
     Personal auto                           $ (63.7)      $   0.5       $ (23.9)      $  (5.5)
     Homeowners                                (52.2)        (34.6)        (38.1)        (15.9)
     Other personal lines                       10.2           7.8           5.8           3.5
Commercial Lines:
     American States Business Insurance        (85.4)        (85.3)        (26.4)        (54.4)
     SAFECO Commercial                         (70.0)        (13.6)        (43.5)        (11.7)
Surety                                           7.1          12.4           2.4           6.4
Other                                           (3.0)         (0.5)         (0.7)          0.6
                                             -------       -------       -------       -------
     Total                                   $(257.0)      $(113.3)      $(124.4)      $ (77.0)
                                             =======       =======       =======       =======

The combined ratio for personal auto improved to 105.6 for the quarter, down from 109.3 in the first quarter. Rate reductions taken in 1999 in response to intensified industry wide price competition are the primary cause of this year's weaker results compared with 1999. The number of automobile policies in force at the end of the second quarter was one percent higher than a year ago. We are increasing our auto rates approximately 5% this year. The effect of these rate increases, agency cancellations and tighter underwriting have resulted in a slight decrease in the number of automobile policies in force during the second quarter.

Homeowner weather-related losses in the second quarter were $63 million, up from $31 million in the first quarter. While weather-related claims in the first six months were approximately the same as a year ago, fire and other non-weather losses increased this year causing the weaker six month results. The number of homes insured is 4.6% higher than a year ago. We are increasing our rates over 6% this year. In addition, to improve results, we have begun the next cycle of our "insurance to value" program to assure that our homeowners book of business is properly valued and that we receive appropriate rates for these risks.

                       SAFECO CORPORATION AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION
            ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS (Continued)
--------------------------------------------------------------------------------

In both our personal auto and homeowners lines, we are expanding our use of an underwriting technique known as "credit scoring" which should improve the overall quality of this business.

Results for American States Business Insurance, which is focused on small-to-medium sized businesses, improved in the second quarter. For the quarter, this line produced an underwriting loss of $26.4 million, an improvement of $32.6 million from the first quarter. The combined ratio decreased to 108.8 from 120.6 in the first quarter. We have reviewed our book of business, tightened underwriting standards and increased our prices in this line by over 10% from a year ago. Additional price increases are planned for the remainder of this year and 2001.

SAFECO Commercial produced a combined ratio of 120.5 for the first six months, compared with 104.1 for the first six months of 1999. Results this year have been impacted by a number of large losses including fires, workers compensation and general liability losses. Our prices on business written in the first six months were approximately 11% higher than a year ago with additional increases planned for the second half of the year.

Surety produced a profit of $7.1 million in the first six months, compared with a profit of $12.4 million for the first six months last year.

We are confident that we will see improvements in our property and casualty operations during the second half of 2000. Our price increases, being taken in every major line, are being accepted in the marketplace. Our overall expense ratio continues to improve as we manage expenses aggressively. In addition, our emphasis on underwriting and agency management will have a positive impact on our earnings.

Life Insurance

Our life insurance operations produced a pretax profit, before realized capital gains, of $84.4 million for the first six months of 2000. This compares with $83.3 million for the first six months of 1999. The second quarter profit of $45.4 million compares with $38.6 million reported for the second quarter of 1999.

Earnings for the annuity lines were $34.1 million, compared with $44.6 million for the first half of 1999. The decrease is primarily due to lower interest margins, as well as the effect of changes in pay downs of collateralized mortgage obligations. Annuity assets total $12.9 billion compared to $12.8 billion at the end of the first half of 1999.

Group insurance earned a profit of $700,000 for the first half of 2000, compared with a loss of $11.6 million for the same period last year. The second quarter profit of $4.7 million compares with a loss of $8.7 million for the second quarter of last year. The improved results are due to the underwriting and rating actions that were taken to correct the adverse experience in medical stop loss coverages. Group premium volume for the first six months was $157 million, an increase of 63% from last year. This is mainly due to the December 1999 acquisition of the medical excess loss and group life business of ING Medical Risk Solutions.

Individual life earnings were $13.7 million for the first half of 2000, compared with $12.9 million for the same period last year. The increase is mainly due to increased Business Owned Life Insurance (BOLI) deposits of $415 million for the first half of 2000. BOLI deposits issued from inception total $1.8 billion as of June 30, 2000.

Credit

SAFECO Credit Company produced a pretax profit of $8.9 million for the first six months of 2000, compared with $11.0 million in 1999. Pretax profit for the second quarter was $4.0 million compared with $4.9 million in the first quarter. While revenues increased $10.6 million over the comparable period in 1999, higher interest costs adversely impacted interest spreads. New loans and leases funded during the first six months were $331 million, compared with $348 million in 1999. Non-affiliate receivables and operating leases were $1.7 billion, compared with $1.6 billion at December 31, 1999. Delinquency and write-off experience continue to be at satisfactorily low levels.

                       SAFECO CORPORATION AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION
            ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS (Continued)
--------------------------------------------------------------------------------

SAFECO Credit's summarized financial information is as follows (in millions):

                                              JUNE 30         DECEMBER 31
                                                2000              1999
                                              --------        -----------
           Finance Receivables                $1,543.9          $1,460.6
           Other Assets                          204.0             175.4
                                              --------          --------
                 Total Assets                 $1,747.9          $1,636.0
                                              ========          ========

           Credit Company Borrowings          $1,024.6          $1,323.1
           Other Liabilities                     580.0             173.4
                                              --------          --------
                 Total Liabilities            $1,604.6          $1,496.5
                                              ========          ========

                                                SIX MONTHS ENDED JUNE 30

                                                 2000              1999
                                                 -----             -----
           Revenues                              $67.9             $57.3
           Expenses                               59.0              46.3
                                                 -----             -----
           Income before Income Taxes              8.9              11.0
           Provision for Income Taxes              3.2               3.9
                                                 -----             -----
                    Net Income                   $ 5.7             $ 7.1
                                                 =====             =====

Asset Management

Our asset management operations earned $8.3 million in pretax profits during the first half of 2000, compared with $5.8 million for the same six-month period in 1999. Assets under management totaled $6.1 billion at June 30, 2000.

Investment Portfolios

The amortized cost of our consolidated fixed maturities securities portfolio was $327 million in excess of market value at June 30, 2000; amortized cost exceeded market value by $389 million at December 31, 1999. The reason for the decrease in the excess of amortized cost over market value between the two dates was due primarily to the decline in longer term interest rates. The market value of our equity securities portfolio was $916 million in excess of cost at June 30, 2000.

Debt Offering

On March 16, 2000, SAFECO Corporation issued $300 million of medium-term notes at 7.875% which mature on March 15, 2003. The proceeds of the notes were subsequently loaned to our subsidiary SAFECO Credit to primarily repay its commercial paper debt.

Year 2000 Readiness Disclosure

As of August 10, 2000 SAFECO has not experienced any material Year 2000 complications regarding its computer systems, technology embedded in the equipment it uses, or its third-party partners and vendors. Also as of August 10, 2000, SAFECO is not aware of any Year 2000-related claims made under its property and casualty insurance policies.

Stock Repurchase Program

In February 2000, the Board of Directors authorized the repurchase of three million shares of SAFECO Corporation common stock. The authorization was in addition to nearly 1.3 million shares that remained under the May 1999 authorization. During the first quarter, we repurchased 1,333,000 shares in the open market at a total cost of approximately $30 million for an average price of $22.53. The number of shares currently authorized but not yet repurchased is 2.9 million. The Company did not repurchase any shares during the second quarter.

                       SAFECO CORPORATION AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION
            ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS (Continued)
--------------------------------------------------------------------------------

Lead Director

On May 3, 2000, William G. Reed, Jr. was appointed Lead Director by our Board of Directors. He is working with senior management and the other directors to achieve the Company's short and long-term earnings objectives. Mr. Reed, whose family is a long-term shareholder of SAFECO, is our longest-tenured director, serving on the board since 1974. His father previously was a director of SAFECO for 41 years.

Subsequent Event

On August 3, 2000, the Company announced changes in senior management. Roger Eigsti, Chairman and Chief Executive Officer, announced his intention to retire effective December 31, 2000, and Randall Stoddard, Property & Casualty President, submitted his resignation effective immediately. SAFECO's press release covering this event was filed under Form 8-K dated August 3, 2000, as noted on page 17 of this report.

Forward-Looking Statements

Statements made in this report that relate to anticipated financial performance, business prospects and plans, regulatory developments and similar matters may be considered "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Statements in this report that are not historical information are forward-looking. Such statements are subject to certain risks and uncertainties that may cause the operations, performance, development and results of our business to differ materially from those suggested by the forward-looking statements. The risks and uncertainties include:

- our ability to obtain rate increases and non-renew underpriced insurance accounts;

- realization of growth and business retention estimates;

- achievement of our premium targets and profitability;

- changes in competition and pricing environments;

- achievement of our expense reduction goals;

- the occurrence of significant natural disasters, including earthquakes;

- weather conditions, including the severity and frequency of storms, hurricanes, snowfalls, hail and winter conditions;

- driving patterns;

- fluctuations in interest rates;

- performance of financial markets;

- court decisions and trends in litigation;

- legislative and regulatory developments;

- the adequacy of loss reserves;

- the availability and pricing of reinsurance;

- the development of major Year 2000 related claims or liabilities; and

- general economic and market conditions.

In particular, because insurance rates in some jurisdictions are subject to regulatory review and approval, our achievement of rate increases may occur in amounts and on a time schedule different than planned, which may affect our efforts to restore earnings in our property and casualty lines.

                       SAFECO CORPORATION AND SUBSIDIARIES
                           PART II - OTHER INFORMATION
                           ITEM 1 - LEGAL PROCEEDINGS
          ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                           ITEM 5 - OTHER INFORMATION
                    ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------------

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


Item 4. Submission of Matters to a Vote of Security Holders

        The Annual Meeting of Shareholders of SAFECO Corporation was held May 3, 2000. SAFECO shareholders elected four nominees to the Board of Directors by the votes shown below. The terms of all of the nominees elected will expire in 2003. There were no broker non-votes with respect to any of the nominees.

                                           FOR           WITHHELD
                                       -----------      ----------
             Joshua Green III          106,388,272       7,181,718
             William G. Reed, Jr.      106,385,920       7,184,070
             Norman B. Rice            105,449,774       8,120,216
             Judith M. Runstad         102,470,666      11,099,324

        Continuing as Directors are Robert S. Cline, Roger H. Eigsti, John W. Ellis and William W. Krippaehne, Jr., whose terms expire in 2001, and Phyllis J. Campbell, Boh A. Dickey, William P. Gerberding and Paul W. Skinner, whose terms expire in 2002. Mr. Eigsti announced on August 3, 2000 that his intention is to retire December 31, 2000.


Item 5. Other Information - Bylaw Amendments

        The Board of Directors of SAFECO Corporation adopted certain amendments to the Corporation's Bylaws on May 3, 2000. The amended Bylaws provide that the Board of Directors will adopt an Audit Committee Charter under which the corporation's Audit Committee will be governed. The Audit Committee Charter sets forth the Committee's responsibilities, establishes qualifications for Committee membership, and provides for regular meetings of the Committee.


Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits:

            Exhibit 3  -  Bylaws (as amended May 3, 2000)

            Exhibit 27 -  Financial Data Schedule. (This exhibit is included only in the electronic EDGAR filing version of this 10-Q. The Financial Data Schedule is not a separate financial statement but a schedule that summarizes certain standard financial information extracted directly from the financial statements in this filing.)

                       SAFECO CORPORATION AND SUBSIDIARIES
                           PART II - OTHER INFORMATION
              ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K (Continued)
--------------------------------------------------------------------------------

Item 6. Exhibits and Reports on Form 8-K (Continued)

        (b) Reports on Form 8-K

                        SAFECO filed an 8-K dated April 13, 2000 under Item 5 (Other Items), relating to its preliminary review of earnings for the first quarter of 2000.

                        SAFECO filed an 8-K dated April 24, 2000 under Item 5, relating to its first quarter 2000 earnings release.

                        SAFECO filed an 8-K dated August 3, 2000 under Item 5, relating to changes in senior management.