Form 10-Q
period 2000-09-30
SAFECO CORP
filed 2000-11-03
CIK 86104

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000

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


                                 (206) 545-5000
                                   (Telephone)



 127,634,407 shares of no par value common stock were outstanding at September
                                    30, 2000



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

                                                                                                       Page
                                                                                                       ----
Part I - Financial Information

     Item 1. Financial Statements:
              Consolidated Balance Sheet
                 September 30, 2000 and December 31, 1999                                                3

              Statement of Consolidated Income and Retained Earnings
                 for the Nine Months and Quarters Ended September 30, 2000 and 1999                      5

              Statement of Consolidated Cash Flows
                 for the Nine Months Ended September 30, 2000 and 1999                                   6

              Statement of Consolidated Comprehensive Income (Loss)
                 for the Nine Months and Quarters Ended September 30, 2000 and 1999                      7

              Notes to Consolidated Financial Statements                                                 8

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations      11

Part II - Other Information

     Item 1. Legal Proceedings                                                                          16

     Item 5. Other Information                                                                          16

     Item 6. Exhibits and Reports on Form 8-K                                                           16



                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        SAFECO CORPORATION
                                        ---------------------------------------
                                        Registrant

                                        /s/ ROD A. PIERSON
                                        ---------------------------------------
                                        Rod A. Pierson
                                        Senior Vice President
              Dated November 3, 2000    and Chief Financial Officer

                                        /s/ H. PAUL LOWBER
                                        ---------------------------------------
                                        H. Paul Lowber
                                        Vice President, Controller
              Dated November 3, 2000    and Chief Accounting Officer

                       SAFECO CORPORATION AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS
                           CONSOLIDATED BALANCE SHEET
                                 (In Millions)
--------------------------------------------------------------------------------

                                                                                           September 30    December 31
                       ASSETS                                                                  2000            1999
                       ------                                                              ------------    -----------
                                                                                           (Unaudited)
Investments:
   Fixed Maturities Available-for-Sale, at Market Value
     (Amortized cost: $17,766.7; $17,258.9)                                                  $17,579.4      $16,830.7

   Fixed Maturities Held-to-Maturity, at Amortized Cost
     (Market value: $2,816.5; $2,772.1)                                                        2,753.0        2,733.3

   Marketable Equity Securities, at Market Value
     (Cost: $941.8; $972.5)                                                                    1,828.7        2,004.7

   Mortgage Loans                                                                                819.5          770.4

   Real Estate (At cost less accumulated depreciation)                                            57.1          106.5

   Other Investment Assets                                                                       106.6          109.4

   Short-Term Investments                                                                        250.3          376.0
                                                                                             ---------      ---------

            Total Investments                                                                 23,394.6       22,931.0

Cash                                                                                             165.3          112.3

Accrued Investment Income                                                                        346.2          328.1

Finance Receivables
     (Less unearned finance charges and allowance for doubtful accounts)                       1,579.5        1,460.6

Premiums and Other Service Fees Receivable                                                     1,125.1        1,058.3

Other Notes and Accounts Receivable                                                               79.2          147.2

Deferred Income Tax Recoverable
     (Includes tax on unrealized appreciation of investment securities: $244.9; $211.3)           85.4          105.3

Reinsurance Recoverables                                                                         393.7          384.8

Deferred Policy Acquisition Costs                                                                618.2          598.8

Land, Buildings and Equipment for Company Use
     (At cost less accumulated depreciation)                                                     440.3          344.8

Goodwill (Accumulated amortization: $187.4; $142.5)                                            1,336.4        1,354.9

Other Assets                                                                                     340.4          343.4

Separate Account Assets                                                                        1,361.0        1,403.2
                                                                                             ---------      ---------

            TOTAL                                                                            $31,265.3      $30,572.7
                                                                                             =========      =========

                                   (continued)



See Notes to Financial Statements on pages 8 through 10.

                       SAFECO CORPORATION AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS
                     CONSOLIDATED BALANCE SHEET (Continued)
                                 (In Millions)
--------------------------------------------------------------------------------

                                                                       September 30    December 31
            LIABILITIES AND SHAREHOLDERS' EQUITY                           2000            1999
            ------------------------------------                       ------------    -----------
                                                                        (Unaudited)
Losses and Adjustment Expense                                            $ 4,560.0      $ 4,416.4

Life Policy Liabilities                                                      319.6          281.5

Unearned Premiums                                                          1,936.1        1,853.1

Funds Held Under Deposit Contracts                                        14,177.6       13,762.9

Debt:
   Commercial Paper                                                          586.2          508.8

   Credit Company Borrowings ($1,007.1 maturing within one year)           1,018.4        1,323.1

   Medium-Term Notes Due 2003                                                300.0             --

   7.875% Notes Due 2005                                                     200.0          200.0

   6.875% Notes Due 2007                                                     200.0          200.0

   Other ($5.8 maturing within one year)                                      81.7           84.2

Other Liabilities                                                          1,384.6        1,396.8

Current Income Taxes                                                           8.1            6.1

Separate Account Liabilities                                               1,361.0        1,403.2
                                                                         ---------      ---------

            Total Liabilities                                             26,133.3       25,436.1
                                                                         ---------      ---------

Corporation-Obligated, Mandatorily Redeemable Capital Securities of
   Subsidiary Trust Holding Solely Junior Subordinated Debentures
   of the Corporation ("Capital Securities")                                 842.9          842.5
                                                                         ---------      ---------

Preferred Stock, No Par Value:
   Shares Authorized: 10
   Shares Issued and Outstanding:  None                                         --             --

Common Stock, No Par Value:
   Shares Authorized: 300
   Shares Reserved for Options: (7.2; 7.3)
   Shares Issued and Outstanding: (127.6; 128.9)                             834.0          841.7

Retained Earnings                                                          3,003.4        3,062.7

Total Accumulated Other Comprehensive Income -
   Unrealized Appreciation of Investment Securities, Net of Tax              451.7          389.7
                                                                         ---------      ---------

            Total Shareholders' Equity                                     4,289.1        4,294.1
                                                                         ---------      ---------

            TOTAL                                                        $31,265.3      $30,572.7
                                                                         =========      =========



See Notes to Financial Statements on pages 8 through 10.

                      SAFECO CORPORATION AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS
             STATEMENT OF CONSOLIDATED INCOME AND RETAINED EARNINGS
                     (In Millions Except Per Share Amounts)
--------------------------------------------------------------------------------

                                                                        Nine Months Ended               Three Months Ended
                                                                           September 30                    September 30
                                                                     -------------------------       -------------------------
                                                                        2000           1999             2000           1999
                                                                     ---------       ---------       ---------       ---------
                                                                                           (Unaudited)
REVENUES:
   Insurance:
     Property and Casualty Earned Premiums                           $ 3,410.7       $ 3,255.7       $ 1,142.4       $ 1,108.0
     Life Premiums and Other Revenues                                    378.4           268.4           122.9            91.4
                                                                     ---------       ---------       ---------       ---------
       Total                                                           3,789.1         3,524.1         1,265.3         1,199.4
   Credit                                                                104.1            84.3            38.7            30.2
   Asset Management                                                       32.7            32.7             9.9            11.4
   Other                                                                  77.0            84.9            29.8            23.9
   Net Investment Income                                               1,226.8         1,182.5           413.5           397.3
   Realized Investment Gain                                              108.6            96.3            51.4            10.0
                                                                     ---------       ---------       ---------       ---------
       Total                                                           5,338.3         5,004.8         1,808.6         1,672.2
                                                                     ---------       ---------       ---------       ---------

EXPENSES:
   Losses, Adjustment Expense and Policy Benefits                      3,731.4         3,331.5         1,246.9         1,194.1
   Commissions                                                           603.2           594.8           199.4           199.0
   Personnel Costs                                                       357.2           348.9           115.8           116.8
   Interest                                                              127.5           102.9            47.0            35.8
   Goodwill Amortization                                                  45.1            41.0            15.2            13.7
   Other                                                                 343.2           339.0           123.9           116.0
   Amortization of Deferred Policy Acquisition Costs                     626.3           624.0           206.5           203.2
   Deferral of Policy Acquisition Costs                                 (643.3)         (651.2)         (212.8)         (222.9)
                                                                     ---------       ---------       ---------       ---------
       Total                                                           5,190.6         4,730.9         1,741.9         1,655.7
                                                                     ---------       ---------       ---------       ---------

Income before Income Taxes                                               147.7           273.9            66.7            16.5
                                                                     ---------       ---------       ---------       ---------

Provision (Benefit) for Income Taxes:
    Current                                                               16.5            65.7             2.4           (13.2)
    Deferred                                                              (6.8)          (33.1)            7.6             2.4
                                                                     ---------       ---------       ---------       ---------
       Total                                                               9.7            32.6            10.0           (10.8)
                                                                     ---------       ---------       ---------       ---------

Income before Distributions on Capital Securities                        138.0           241.3            56.7            27.3

Distributions on Capital Securities, Net of Tax                          (33.6)          (33.6)          (11.2)          (11.2)
                                                                     ---------       ---------       ---------       ---------

Net Income                                                               104.4           207.7            45.5            16.1

Retained Earnings, Beginning of Period                                 3,062.7         3,257.2         3,005.4         3,167.3
Amortization of Underwriting Compensation on Capital Securities           (0.3)           (0.3)           (0.1)           (0.1)
Dividends Declared                                                      (141.7)         (144.5)          (47.3)          (48.1)
Common Stock Reacquired                                                  (21.7)         (231.2)           (0.1)          (46.3)
                                                                     ---------       ---------       ---------       ---------
Retained Earnings, End of Period                                     $ 3,003.4       $ 3,088.9       $ 3,003.4       $ 3,088.9
                                                                     =========       =========       =========       =========

Net Income Per Share of Common Stock:
   Diluted                                                           $    0.82       $    1.55       $    0.36       $    0.12
                                                                     =========       =========       =========       =========
   Basic                                                             $    0.82       $    1.55       $    0.36       $    0.12
                                                                     =========       =========       =========       =========

Dividends Paid to Common Shareholders                                $    1.11       $    1.07       $    0.37       $    0.37
                                                                     =========       =========       =========       =========

Average Number of Shares Outstanding During the Period:
   Diluted                                                               127.9           134.0           127.7           131.0
                                                                     =========       =========       =========       =========
   Basic                                                                 127.8           133.7           127.6           130.8
                                                                     =========       =========       =========       =========


See Notes to Financial Statements on pages 8 through 10.

                       SAFECO CORPORATION AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS
                      STATEMENT OF CONSOLIDATED CASH FLOWS
                                 (In Millions)
--------------------------------------------------------------------------------

                                                                         Nine Months Ended
                                                                            September 30
                                                                     -----------------------
                                                                       2000           1999
                                                                     --------       --------
                                                                           (Unaudited)
OPERATING ACTIVITIES
   Insurance Premiums Received                                       $3,696.2       $3,467.7
   Dividends and Interest Received                                    1,218.7        1,187.1
   Other Operating Receipts                                             169.3          187.2
   Insurance Claims and Policy Benefits Paid                         (3,197.9)      (2,769.5)
   Underwriting, Acquisition and Insurance Operating Costs Paid      (1,171.2)      (1,198.3)
   Interest Paid and Distributions on Capital Securities               (173.8)        (181.2)
   Other Operating Costs Paid                                           (96.0)        (105.7)
   Income Taxes Refunded (Paid)                                           0.3          (61.1)
                                                                     --------       --------

           Net Cash Provided by Operating Activities                    445.6          526.2
                                                                     --------       --------

INVESTING ACTIVITIES
   Purchases of:
      Fixed Maturities Available-for-Sale                            (2,964.5)      (3,911.3)
      Fixed Maturities Held-to-Maturity                                  (2.2)          (1.2)
      Equities                                                         (354.3)        (168.2)
      Other Investments                                                (305.1)        (380.4)
   Maturities of Fixed Maturities Available-for-Sale                    725.5          894.0
   Maturities of Fixed Maturities Held-to-Maturity                        8.7            2.6
   Sales of:
      Fixed Maturities Available-for-Sale                             1,858.7        2,607.9
      Fixed Maturities Held-to-Maturity*                                  0.1            6.3
      Equities                                                          415.5          230.5
      Other Investments                                                 361.5          780.2
   Net Decrease (Increase) in Short-Term Investments                    153.5          (20.3)
   Finance Receivables Originated or Acquired                          (515.7)        (546.4)
   Principal Payments Received on Finance Receivables                   388.7          322.6
   Other                                                                (68.1)         (77.5)
                                                                     --------       --------

           Net Cash Used in Investing Activities                       (297.7)        (261.2)
                                                                     --------       --------

FINANCING ACTIVITIES
   Funds Received Under Deposit Contracts                             1,094.5        1,311.2
   Return of Funds Held Under Deposit Contracts                      (1,187.1)        (798.4)
   Proceeds from Notes and Mortgage Borrowings                          300.0             --
   Repayment of Notes and Mortgage Borrowings                           (16.9)        (136.0)
   Net Repayment of Short-Term Borrowings                              (171.9)        (171.2)
   Common Stock Reacquired                                              (30.5)        (273.1)
   Dividends Paid to Shareholders                                      (142.1)        (144.1)
   Other                                                                 59.1          (41.4)
                                                                     --------       --------

           Net Cash Used in Financing Activities                        (94.9)        (253.0)
                                                                     --------       --------

Net Increase in Cash                                                     53.0           12.0
Cash at the Beginning of Period                                         112.3           74.9
                                                                     --------       --------
Cash at the End of Period                                            $  165.3       $   86.9
                                                                     ========       ========


*The sales of fixed maturities held-to-maturity were made due to evidence of significant deterioration in the bond issuer's creditworthiness.

                                   (continued)


See Notes to Financial Statements on pages 8 through 10.

                       SAFECO CORPORATION AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS
                STATEMENT OF CONSOLIDATED CASH FLOWS (Continued)
                                 (In Millions)
--------------------------------------------------------------------------------

                                                        Nine Months Ended
                                                           September 30
                                                       -------------------
                                                        2000         1999
                                                       ------       ------
                                                           (Unaudited)
Net Income                                             $104.4       $207.7
                                                       ------       ------

Adjustments to Reconcile Net Income to Net Cash
    Provided by Operating Activities:
       Realized Investment Gain                        (108.6)       (96.3)
       Amortization and Depreciation                     94.9        113.1
       Amortization of Fixed Maturity Investments       (30.8)       (36.4)
       Deferred Income Tax Benefit                       (6.8)       (33.1)
       Interest Expense on Deposit Contracts            374.3        417.1
       Other Adjustments                                 (4.9)        (1.7)
       Changes in:
          Losses and Adjustment Expense                 143.6        110.8
          Life Policy Liabilities                        38.1          5.5
          Unearned Premiums                              83.0        160.8
          Accrued Income Taxes                            2.0        (17.1)
          Accrued Interest on Accrual Bonds             (32.1)       (30.6)
          Accrued Investment Income                     (18.1)       (14.6)
          Deferred Policy Acquisition Costs             (19.4)       (27.2)
          Other Assets and Liabilities                 (174.0)      (231.8)
                                                       ------       ------

            Total Adjustments                           341.2        318.5
                                                       ------       ------

Net Cash Provided by Operating Activities              $445.6       $526.2
                                                       ======       ======




                       SAFECO CORPORATION AND SUBSIDIARIES
             STATEMENT OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)
                                 (In Millions)
--------------------------------------------------------------------------------

                                                           Nine Months Ended       Three Months Ended
                                                             September 30             September 30
                                                          ------------------       ------------------
                                                           2000        1999         2000        1999
                                                          ------      ------       ------      ------
                                                                          (Unaudited)
Net Income                                                $104.4      $ 207.7      $ 45.5      $  16.1

Other Comprehensive Income (Loss), Net of Taxes:
    Change in Unrealized Appreciation (Depreciation)
    of Investment Securities                                62.0       (813.1)       96.2       (323.0)
                                                          ------      -------      ------      -------

Comprehensive Income (Loss)                               $166.4      $(605.4)     $141.7      $(306.9)
                                                          ======      =======      ======      =======


See Notes to Financial Statements on pages 8 through 10.

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

The accompanying unaudited consolidated financial statements and condensed notes have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation of results for the interim periods have been included. It is suggested that these condensed consolidated financial statements and notes be read in conjunction with the financial statements and notes included in the Corporation's Form 10-K/A for the year ended December 31, 1999 which has been previously filed with the Securities and Exchange Commission.

Certain reclassifications have been made to the prior year financial information to conform to the current year classifications.

Note 2 - New Accounting Standards

The Financial Accounting Standards Board (FASB) issued Statement 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133") in June 1998. The Statement amends or supersedes several previous FASB statements and requires the recognition of all derivatives (including certain derivative instruments imbedded in other contracts) as either assets or liabilities in the statement of financial position and measuring those instruments at fair value. The accounting for changes in such fair values depends on the use of the derivative. In June 1999, the FASB issued Statement 137 which allows entities to defer adoption of Statement 133 to fiscal years beginning after June 15, 2000. In June 2000, the FASB issued Statement 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", which addresses a limited number of implementation issues arising from SFAS 133.

SAFECO plans to adopt SFAS 133 on January 1, 2001. SAFECO estimates that, the cumulative after-tax effect of adopting SFAS 133, as amended, will increase net income and other comprehensive income by no more than $20 million. However, the transition effect as of January 1, 2001, is subject to change due to the following unknown variables as of that date: (1) the amount of actual derivatives and their related hedge positions, (2) market values of derivatives and hedge positions, and (3) further interpretation of SFAS 133 by the FASB.

Note 3 - Segment Data

The operating segments are presented based on SAFECO's internal reporting structure and how management analyzes the operating results. These segments generally represent groups of related products.

The property and casualty operations include four main reportable underwriting segments. The underwriting segments are Personal Lines, Commercial Lines, Surety and Other. Personal Lines is further split into Personal Auto, Homeowners and Other. Commercial Lines is further split into American States Business Insurance
(ASBI) and SAFECO Commercial (SCI). ASBI delivers insurance products and services to small-to-medium sized businesses, while SAFECO Commercial delivers insurance products and services to medium-to-large complex commercial clients.

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

                       SAFECO CORPORATION AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
--------------------------------------------------------------------------------

Note 3 - Segment Data (continued)
(in Millions)

NINE MONTHS ENDED                          UNDERWRITING   PRETAX INCOME    NET INCOME         TOTAL
SEPTEMBER 30, 2000            REVENUES      GAIN (LOSS)      (LOSS)*         (LOSS)           ASSETS
------------------           ---------     ------------   -------------    ----------       ---------
Property and Casualty:
   Personal Lines:
     Personal Auto           $ 1,288.3      $   (80.2)      $     3.5                       $ 3,144.7
     Homeowners                  544.3          (83.4)          (49.0)                        1,346.1
     Other                       138.7           11.9            22.3                           405.5
   Commercial Lines:
     ASBI                        882.4         (129.2)          (29.6)                        3,867.2
     SCI                         506.2         (103.8)          (36.6)                        2,481.1
   Surety                         45.9           13.5            15.1                           102.5
   Other                           4.9           (1.6)           11.7                           439.7
                             ---------      ---------       ---------                       ---------
     Total                     3,410.7      $  (372.8)          (62.6)      $    83.1        11,786.8
                             ---------      =========       ---------                       ---------
Life:
   Retirement Services            28.3                           27.0                         7,395.0
   Settlement Annuities            1.0                           19.0                         6,170.0
   Group                         235.9                            1.1                           107.5
   Individual                    100.4                           20.2                         3,037.8
   Other                          12.8                           54.2                           953.6
                             ---------                      ---------                       ---------
     Total                       378.4                          121.5            68.3        17,663.9
                             ---------                      ---------                       ---------

Credit                           104.8                           13.2             8.7         1,825.9
Asset Management                  32.7                           11.2             7.3            85.9
Other and Eliminations            76.3                          (44.2)          (63.0)          (97.2)
                             ---------                      ---------       ---------       ---------
   Consolidated Totals       $ 4,002.9                      $    39.1       $   104.4       $31,265.3
                             =========                      =========       =========       =========



NINE MONTHS ENDED                          UNDERWRITING   PRETAX INCOME     NET INCOME       TOTAL
SEPTEMBER 30, 1999           REVENUES       GAIN (LOSS)       (LOSS)*         (LOSS)         ASSETS
------------------           ---------     ------------   -------------     ----------     ---------
Property and Casualty:
   Personal Lines:
     Personal Auto           $ 1,295.5      $   (25.1)      $    63.1                      $ 3,148.4
     Homeowners                  527.5          (57.7)          (23.3)                       1,347.7
     Other                       132.5           10.9            21.1                          406.0
   Commercial Lines:
     ASBI                        741.1         (146.3)          (50.3)                       3,871.8
     SCI                         509.1          (48.4)           18.1                        2,484.0
   Surety                         44.3           13.2            14.5                          102.6
   Other                           5.7            1.0            16.4                          440.2
                             ---------      ---------       ---------                      ---------
     Total                     3,255.7      $  (252.4)           59.6       $   146.9       11,800.7
                             ---------      =========       ---------                      ---------
Life:
   Retirement Services            24.9                           36.3                        7,390.8
   Settlement Annuities            0.9                           31.1                        6,134.8
   Group                         145.0                          (15.8)                          92.6
   Individual                     87.6                           22.3                        2,039.1
   Other                          10.0                           54.9                        1,141.0
                             ---------                      ---------                      ---------
     Total                       268.4                          128.8            81.5       16,798.3
                             ---------                      ---------                      ---------
Credit                            88.3                           17.6            11.5        1,559.7
Asset Management                  32.7                            9.5             6.1           70.2
Other and Eliminations            80.9                          (37.9)          (38.3)          55.3
                             ---------                      ---------       ---------      ---------
   Consolidated Totals       $ 3,726.0                      $   177.6       $   207.7      $30,284.2
                             =========                      =========       =========      =========


* Earnings before realized gains (losses), distributions on capital securities and income taxes.

                      SAFECO CORPORATION AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
--------------------------------------------------------------------------------

Note 3 - Segment Data (continued)
(In Millions)

THREE MONTHS ENDED                        UNDERWRITING    PRETAX INCOME    NET INCOME         TOTAL
SEPTEMBER 30, 2000           REVENUES      GAIN (LOSS)        (LOSS)*         (LOSS)          ASSETS
------------------           ---------    ------------    -------------    ----------       ---------
Property and Casualty:
   Personal Lines:
     Personal Auto           $   432.7      $   (16.5)      $    11.7                       $ 3,144.7
     Homeowners                  185.0          (31.2)          (19.2)                        1,346.1
     Other                        47.0            1.7             5.4                           405.5
   Commercial Lines:
     ASBI                        296.4          (43.8)          (10.5)                        3,867.2
     SCI                         164.1          (33.8)          (11.4)                        2,481.1
   Surety                         15.6            6.4             7.1                           102.5
   Other                           1.6            1.4             5.7                           439.7
                             ---------      ---------       ---------                       ---------
     Total                     1,142.4      $  (115.8)      $   (11.2)      $    41.9        11,786.8
                             ---------      ---------       ---------                       ---------
Life:
   Retirement Services             8.5                            6.8                         7,395.0
   Settlement Annuities            0.5                            5.0                         6,170.0
   Group                          77.8                            0.4                           107.5
   Individual                     33.8                            6.5                         3,037.8
   Other                           2.3                           18.4                           953.6
                             ---------                      ---------                       ---------
     Total                       122.9                           37.1            22.0        17,663.9
                             ---------                      ---------                       ---------
Credit                            36.9                            4.3             3.0         1,825.9
Asset Management                   9.9                            2.9             1.9            85.9
Other and Eliminations            31.6                          (17.8)          (23.3)          (97.2)
                             ---------                      ---------       ---------       ---------
   Consolidated Totals       $ 1,343.7                      $    15.3       $    45.5       $31,265.3
                             =========                      =========       =========       =========



THREE MONTHS ENDED                         UNDERWRITING   PRETAX INCOME     NET INCOME        TOTAL
SEPTEMBER 30, 1999           REVENUES       GAIN (LOSS)       (LOSS)*         (LOSS)          ASSETS
------------------           ---------     ------------   -------------     ----------      ---------
Property and Casualty:
   Personal Lines:
     Personal Auto           $   433.0      $   (25.6)      $     3.2                       $ 3,148.4
     Homeowners                  178.0          (23.1)          (11.5)                        1,347.7
     Other                        44.5            3.1             6.6                           406.0
   Commercial Lines:
     ASBI                        262.6          (61.0)          (28.9)                        3,871.8
     SCI                         173.5          (34.8)          (12.3)                        2,484.0
   Surety                         14.6            0.8             1.4                           102.6
   Other                           1.8            1.5             6.2                           440.2
                             ---------      ---------       ---------                       ---------
     Total                     1,108.0      $  (139.1)          (35.3)      $     1.8        11,800.7
                             ---------      ---------       ---------                       ---------
Life:
   Retirement Services             8.3                           11.3                         7,390.8
   Settlement Annuities            0.2                           11.5                         6,134.8
   Group                          48.5                           (4.2)                           92.6
   Individual                     31.2                            9.4                         2,039.1
   Other                           3.2                           17.5                         1,141.0
                             ---------                      ---------                       ---------
     Total                        91.4                           45.5            28.3        16,798.3
                             ---------                      ---------                       ---------
Credit                            31.0                            6.6             4.4         1,559.7
Asset Management                  11.4                            3.7             2.3            70.2
Other and Eliminations            23.1                          (14.0)          (20.7)           55.3
                             ---------                      ---------       ---------       ---------
   Consolidated Totals       $ 1,264.9                      $     6.5       $    16.1       $30,284.2
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

                      SAFECO CORPORATION AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION
                 ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
--------------------------------------------------------------------------------

SAFECO Corporation

Our net income for the first nine months of 2000 was $104.4 million or $.82 per diluted share, compared with $1.55 per share for the same period in 1999. If we exclude realized gain from investments, our income was $.27 per diluted share, compared with $1.08 in 1999.

The following summarized financial information sets forth the contributions of each business segment to our consolidated income.

                                                      NINE MONTHS ENDED          THREE MONTHS ENDED
                                                         SEPTEMBER 30              SEPTEMBER 30
                                                   ----------------------      ----------------------
(In Millions Except Per Share Amounts)               2000          1999          2000         1999
----------------------------------------------------------------------------------------------------
Income (Loss) before Realized Gain
and Income Taxes: *
   Property and Casualty Insurance:
     Underwriting Loss                             $(372.8)      $(252.4)      $(115.8)      $(139.1)
     Net Investment Income                           343.2         344.9         115.6         114.9
     Goodwill Amortization                           (33.0)        (32.9)        (11.0)        (11.1)
                                                   --------      --------      --------      --------
        Total Property and Casualty                  (62.6)         59.6         (11.2)        (35.3)
     Life                                            121.5         128.8          37.1          45.5
     Credit                                           13.2          17.6           4.3           6.6
     Asset Management                                 11.2           9.5           2.9           3.7
     Corporate                                       (44.2)        (37.9)        (17.8)        (14.0)
                                                   --------      --------      --------      --------
        Total                                         39.1         177.6          15.3           6.5
                                                   --------      --------      --------      --------
Realized Gain before Taxes from:
     Security Investments                            108.6          66.3          51.4          10.0
     Real Estate Investments                            --          30.0            --            --
                                                   --------      --------      --------      --------
        Total                                        108.6          96.3          51.4          10.0
                                                   --------      --------      --------      --------
Income before Income Tax                             147.7         273.9          66.7          16.5
                                                   --------      --------      --------      --------
Provision (Benefit) for Income Taxes on:
     Income before Realized Gain                     (28.3)         (1.2)         (8.1)        (14.5)
     Realized Investment Gain                         38.0          33.8          18.1           3.7
                                                   --------      --------      --------      --------
        Total                                          9.7          32.6          10.0         (10.8)
                                                   --------      --------      --------      --------
Income before Distributions on
     Capital Securities                              138.0         241.3          56.7          27.3

Distributions on Capital Securities, Net of Tax      (33.6)        (33.6)        (11.2)        (11.2)
                                                   --------      --------      --------      --------

Net Income                                         $ 104.4       $ 207.7       $  45.5       $  16.1
                                                   ========      ========      ========      ========
Net Income Per Diluted Share of Common Stock:
     Income before Realized Gain                   $    .27      $   1.08      $    .10      $    .07
     Realized Gain                                      .55           .47           .26           .05
                                                   --------      --------      --------      --------
Net Income                                         $    .82      $   1.55      $    .36      $    .12
                                                   ========      ========      ========      ========
Dividends Paid to Common Shareholders              $   1.11      $   1.07      $    .37      $    .37


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

                       SAFECO CORPORATION AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION
            ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS (Continued)
--------------------------------------------------------------------------------

Our combined loss and expense ratio for the third quarter was 110.1, an improvement from 110.9 in the second quarter and 112.6 in the third quarter a year ago. Personal auto and ASBI results for this quarter were in line with our expectations. However, as we announced on October 9, 2000, adverse trends in workers' compensation and commercial auto, and adverse development of claims from catastrophe losses in homeowners in the second quarter slowed our overall improvement.

Our aggressive property and casualty price increases continue to be ahead of schedule. As a result of our price increases, expense reductions, and non-renewal of unprofitable business, we expect improvement in our underwriting results over the next several quarters.

Property and Casualty Insurance

Property and casualty insurance operations for the first nine months of 2000 produced a pretax loss of $63 million before realized gain from investments, compared with a profit of $60 million a year ago. The combined ratio was 110.9 for the first nine months of 2000, compared with 107.8 for the first nine months last year. These operations had an underwriting loss of $116 million during the third quarter of 2000. This compares with a $124 million underwriting loss last quarter and an underwriting loss of $139 million for the third quarter last year. Underwriting results by major line of business are stated below. Investment income was $343 million, down less than one percent from a year ago.

Underwriting Results (In                                         THREE MONTHS ENDED
Millions)                        NINE MONTHS ENDED       ---------------------------------
                                   SEPTEMBER 30             SEPTEMBER 30           JUNE 30
                               -------------------       -------------------       -------
                                2000         1999         2000         1999         2000
                               -------      -------      -------      -------      -------
Personal Lines:
     Personal auto             $ (80.2)      $(25.1)      $(16.5)      $(25.6)      $(23.9)
     Homeowners                  (83.4)       (57.7)       (31.2)       (23.1)       (38.1)

     Other personal lines         11.9         10.9          1.7          3.1          5.8
Commercial Lines:
     ASBI                       (129.2)      (146.3)       (43.8)       (61.0)       (26.4)
     SAFECO Commercial          (103.8)       (48.4)       (33.8)       (34.8)       (43.5)
Surety                            13.5         13.2          6.4          0.8          2.4
Other                             (1.6)         1.0          1.4          1.5         (0.7)
                               -------      -------      -------      -------      -------
     Total                     $(372.8)     $(252.4)     $(115.8)     $(139.1)     $(124.4)
                               =======      =======      =======      =======      =======

Combined Ratio                   110.9        107.8        110.1        112.6        110.9

The combined ratio for personal auto improved to 103.8 for the third quarter, down from 105.6 last quarter and 109.3 in the first quarter. We are increasing our auto rates nearly 6% this year. The effect of rate increases, agency cancellations, and tighter underwriting are contributing to the improvement in our auto results. These actions are impacting the number of automobile policies in force which ended the third quarter one percent lower than a year ago.

Homeowner weather-related losses in the third quarter were $48 million, up from $39 million for the same quarter last year. Third quarter losses include an $11 million increase in the cost of settling catastrophe claims that occurred in the second quarter. While weather-related losses for the quarter and first nine months are up from a year ago, fire and other non-weather losses have also increased causing weaker nine-month results. We are increasing our rates over 6% this year. The number of homes insured ended the quarter 2.5% higher than a year ago. We have begun the next cycle of our "insurance to value" program to assure that our homeowners book of business is properly valued and that we receive appropriate rates for these risks.

In both our personal auto and homeowners lines, we are expanding our use of an underwriting technique known as "credit scoring," which should improve the overall quality of this business.

The combined ratio for ASBI, which is focused on small-to-medium sized businesses, was 114.8 for the third quarter, compared with 123.2 for the same quarter last year. For the first nine months of this year, the combined ratio improved to 114.6, down from 119.7 a year ago. Prices on this business are up 14% from mid-1999. Additional price increases are planned for the remainder of this year and 2001.

                       SAFECO CORPORATION AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION
            ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS (Continued)
--------------------------------------------------------------------------------

SAFECO Commercial produced a combined ratio of 120.5 for the first nine months, compared with 109.5 for the first nine months of 1999. The current year results reflect continuing adverse trends in workers' compensation and commercial auto. Our prices on renewal business written in the first nine months were approximately 15% higher than a year ago.

Surety produced a profit of $13.5 million in the first nine months, compared with a profit of $13.2 million for the first nine months last year.

We expect improvement in the profitability of our property and casualty operations resulting from higher prices in every major line, underwriting actions that have been taken, and from the lower overall expense ratio that has resulted from our expense management efforts.

Life Insurance

Our life insurance operations produced a pretax profit before realized capital gains of $121.5 million for the first nine months of 2000. This compares with $128.8 million reported for the first nine months of 1999. The third quarter profit of $37.1 million compares with $45.5 million reported for the third quarter of 1999.

Earnings for the annuity lines (i.e., retirement services and settlement annuities) were $46 million, compared with $67.4 million for the first nine months of 1999. The decrease in earnings is due to lower investment income, increased benefits due to equity index annuity policyholders taking advantage of an early surrender offer we made in the third quarter, the effect of changes in paydowns of collateralized mortgage obligations, and increased legal expenses to defend the qualified assignment contract terms of our structured settlement product. The early surrender offer on the equity indexed annuity resulted in $221 million of gross surrenders in the quarter. This is the main reason for the increase in the Return of Funds Held Under Deposit Contracts line of the Condensed Statement of Consolidated Cash Flows. Annuity assets total $12.6 billion, compared with $12.7 billion one year ago.

Group insurance experienced a gain of $1.1 million for the first nine months of 2000, compared with a loss of $15.8 million for the same period last year. The third quarter profit of $430,000 compared with a loss of $4.3 million for the third quarter of last year. The improved results are due to the underwriting and rating actions that were taken to correct the adverse experience in medical stop loss coverages.

Individual life earnings were $20.2 million for the first nine months of 2000, compared with $22.3 million for the same period last year. The decrease is mainly due to poorer claims experience in term products and increased expenses related to a system conversion expected to be complete in 2000, which are partially offset by increased earnings in Business Owned Life Insurance (BOLI). BOLI deposits totaled $665 million for the first nine months of 2000. BOLI deposits issued from inception total $2.1 billion as of September 30, 2000.

Credit

SAFECO Credit Company produced a pretax profit of $13.2 million for the first nine months of 2000, compared with $17.6 million in 1999. Pretax profit for the third quarter was $4.3 million, compared with $4.0 million in the second quarter. While revenues increased $16.5 million over the comparable period in 1999, higher interest costs continued to adversely impact interest spreads. New loans and leases funded during the first nine months were $513 million, compared with $537 million in 1999. Non-affiliated receivables and operating leases were $1.7 billion, compared with $1.6 billion at December 31, 1999. Delinquency and write-off experience continue to be at satisfactorily low levels.

                       SAFECO CORPORATION AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION
            ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS (Continued)
--------------------------------------------------------------------------------

SAFECO Credit's summarized financial information is as follows (in millions):

                             SEPTEMBER 30   DECEMBER 31
                                 2000          1999
                             ------------   -----------
Finance Receivables            $1,579.5      $1,460.6
Other Assets                      246.4         175.4
                               --------      --------
     Total Assets              $1,825.9      $1,636.0
                               ========      ========

Credit Company Borrowings      $1,018.4      $1,323.1
Other Liabilities                 662.0         173.4
                               --------      --------
     Total Liabilities         $1,680.4      $1,496.5
                               ========      ========


                                 NINE MONTHS ENDED
                                   SEPTEMBER 30
                                ------------------
                                 2000        1999
                                ------      ------
Revenues                        $104.8      $ 88.3
Expenses                          91.6        70.7
                                ------      ------
Income before Income Taxes        13.2        17.6
Provision for Income Taxes         4.5         6.1
                                ------      ------
        Net Income              $  8.7      $ 11.5
                                ======      ======

Asset Management

Asset management operations recorded $11.2 million in pretax earnings during the nine months ended September 30, 2000, compared with $9.5 million for the same period in 1999. Included in the earnings is a $2 million realized gain from the sale of investment securities. Assets under management totaled $5.9 billion at September 30, down from $6.5 billion one year ago.

Realized Gain from Investments

Our pretax realized gain from the sale of investments in the third quarter was $51 million or $.26 per share, compared with $.05 per share in the third quarter a year ago. The gains were primarily the result of selling approximately $200 million of equity securities and reinvesting the funds in fixed income securities. This was done to reduce our overall exposure to the volatility of the equity market and was accomplished in a fairly strong equity market in the third quarter.

Debt Offering

On March 16, 2000, SAFECO Corporation issued $300 million of medium-term notes at 7.875% which mature on March 15, 2003. The proceeds of the notes were subsequently loaned to our subsidiary SAFECO Credit to primarily repay its commercial paper debt.

Year 2000 Readiness Disclosure

As of November 3, 2000, SAFECO has not experienced any material Year 2000 complications regarding its computer systems, technology embedded in the equipment it uses, or its third-party partners and vendors. Also as of November 3, 2000, SAFECO is not aware of any Year 2000-related claims made under its property and casualty insurance policies.

                       SAFECO CORPORATION AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION
            ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS (Continued)
--------------------------------------------------------------------------------
Stock Repurchase Program

In February 2000, the Board of Directors authorized the repurchase of three million shares of SAFECO Corporation common stock. The authorization was in addition to nearly 1.3 million shares that remained under the May 1999 authorization. During the first quarter of 2000, we repurchased 1,333,000 shares in the open market at a total cost of approximately $30 million for an average price of $22.53 per share. The number of shares currently authorized but not yet repurchased is 2.9 million. The Company did not repurchase any shares during the second or third quarters.



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

                       SAFECO CORPORATION AND SUBSIDIARIES
                           PART II - OTHER INFORMATION
                           ITEM 1 - LEGAL PROCEEDINGS
                           ITEM 5 - OTHER INFORMATION
                    ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------------

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

Item 5.  Other Information - Bylaw Amendments

       The Board of Directors of SAFECO Corporation adopted certain amendments to the Corporation's Bylaws on August 2, 2000. The amended Bylaws provide that the Corporation's Executive Committee will be comprised of not fewer than three members, including the individual then serving as the "lead director," who will chair the Committee.

Item 6. Exhibits and Reports on Form 8-K

       (a)Exhibits:

               Exhibit 3*-      Bylaws (as amended August 2, 2000)

               Exhibit 10.1*- Deferred Compensation Plan for Directors as amended and restated August 2, 2000.

               Exhibit 10.2*- Deferred Compensation Plan for Executives as amended and restated August 2, 2000.

               Exhibit 10.3*- Separation Agreement between SAFECO Insurance Company of America and W. Randall Stoddard dated August 2, 2000.

               Exhibit 27- Financial Data Schedule. (This exhibit is included only in the electronic EDGAR filing version of this Form 10-Q. The Financial Data
                                Schedule is not a separate financial statement but a schedule that summarizes certain standard financial information extracted directly from the financial statements in this filing.)

       (b) Reports on Form 8-K

              SAFECO filed an 8-K dated August 3, 2000 under Item 5 (Other Items), relating to changes in senior management.

              SAFECO filed an 8-K dated October 9, 2000 under Item 5, announcing its preliminary review of earnings for the third quarter of 2000.

*Copies of the Exhibit is available without charge by making a written request to:

                         Rod A. Pierson
                         Senior Vice President and Chief Financial Officer SAFECO Corporation
                         SAFECO Plaza
                         Seattle, Washington 98185