Form 10-K
period 2000-12-31
SAFECO CORP
filed 2001-03-19
CIK 86104

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

          [X]   Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                   For the fiscal year ended December 31, 2000
                                       or
          [ ] Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                 For the transition period from _____ to _____.

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

                           Common Stock, No Par Value
            (127,649,087 shares were outstanding at January 31, 2001)



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


The aggregate market value of the voting stock held by nonaffiliates of the registrant as of January 31, 2001, was $3,200,000,000.


Documents incorporated by reference: Portions of the registrant's 2000 Annual
      Report to Shareholders are incorporated by reference into Parts I and II. The announcement regarding the Corporation's decision to sell SAFECO Credit Company, Inc., which is disclosed as a Subsequent Event on page 14 and filed on Form 8-K on March 15, 2001, should be read in conjunction with the 2000 Annual Report to Shareholders. Portions of the registrant's definitive Proxy Statement for the 2001 annual shareholders meeting to be held May 2, 2001, are incorporated by reference into Part III.

                       SAFECO CORPORATION AND SUBSIDIARIES

                                    CONTENTS

----------------------------------------------------------------------------------------------

         ITEM       DESCRIPTION                                                           PAGE
----------------------------------------------------------------------------------------------
                FINANCIAL INFORMATION
PART I
         1      Business                                                                     2
         2      Properties                                                                  14
         3      Legal Proceedings                                                           14
         4      Submission of Matters to a Vote of Security Holders                         15
         --     Executive Officers of the Registrant                                        16

PART II

         5      Market for Registrant's Common Stock and Related Security Holder Matters    17
         6      Selected Financial Data                                                     17
         7      Management's Discussion and Analysis of Financial Condition and Results of
                Operations                                                                  17
         7A     Quantitative and Qualitative Disclosures About Market Risk                  17
         8      Financial Statements and Supplementary Data                                 17
         9      Changes in and Disagreements with Accountants on Accounting and Financial
                Disclosure                                                                  17

PART III

         10     Directors and Executive Officers of the Registrant                          17
         11     Executive Compensation                                                      17
         12     Security Ownership of Certain Beneficial Owners and Management              17
         13     Certain Relationships and Related Transactions                              17

                EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

PART IV

         14     (a)(1) -- Financial Statements                                              18
         14     (a)(2) -- Financial Statement Schedules                                     19
         14     (a)(3) -- Exhibits                                                          20
         14     (b) -- Reports on Form 8-K                                                  20

                Signatures                                                                  21

PART I            ITEM 1 -- BUSINESS

                  GENERAL

                        SAFECO Corporation (the Corporation) is a Washington
                  corporation that owns operating subsidiaries in segments of insurance and other financially related businesses. (The Corporation and its subsidiaries are collectively referred to as SAFECO.) SAFECO's businesses operate on a nationwide basis. Non-U.S. operations are insignificant. The insurance subsidiaries engage in property and casualty, surety and life insurance, and generated approximately 95% of SAFECO's total 2000 revenues. SAFECO's property and casualty insurance operation is one of the largest in the United States. All areas of the insurance business are highly competitive and no one insurance company or group of insurers dominates the market.

                        The home offices of the Corporation and its principal
                  subsidiaries are in Seattle and Redmond, Washington. As of December 31, 2000, SAFECO had approximately 13,000 employees.

                        SAFECO's other operations include subsidiaries involved
                  in commercial lending and leasing, investment management and insurance agency and financial services distribution operations. See page 13 of this report for additional information on the other operations. Additional financial information about SAFECO's business segments appears in Note 15 on page 74 of the 2000 Annual Report to Shareholders, incorporated herein by reference (Exhibit 13).

                        The Corporation and its insurance subsidiaries are
                  subject to extensive regulation and supervision, primarily designed to protect the interests of policyholders rather than shareholders and other investors. Such regulation, generally administered by a department of insurance in each state in which the insurance subsidiaries do business, relates to, among other things the:

                        - standards of solvency that must be met and maintained;

                        -       licensing of insurers and their agents;

                        -       nature of and limitations on investments;

                        - ability to enter into or withdraw from the state;

                        -       approval of premium rates;

                        - restrictions on the size of risks that may be insured under a single policy;

                        - required reserves and provisions for unearned premiums, losses and other purposes;

                        - deposits of securities for the benefit of policyholders;

                        -       approval of policy forms; and

                        - regulation of market conduct, including underwriting and claims practices.

                        State insurance departments also conduct periodic
                  examinations of the affairs of insurance companies and require the filing of annual and other reports relating to the financial condition of insurance companies, holding company issues and other matters. The Corporation's insurance subsidiaries are collectively licensed to transact insurance business in all 50 states and the District of Columbia. See page 35 of the 2000 Annual Report to Shareholders for more information on regulatory issues.


                  PROPERTY AND CASUALTY INSURANCE -- OPERATIONS

                  Through independent agents, the Corporation's property and casualty insurance subsidiaries write personal, commercial and surety lines of insurance. Included in the lines of insurance written are automobile, homeowners, fire, commercial multi-peril, workers' compensation, miscellaneous casualty, surety and fidelity. Products are sold in all states and the District of Columbia. A listing of the Corporation's property and casualty insurance subsidiaries can be found on Exhibit 21 of this report, numbers 1 through 9 inclusive.

                  Consolidated gross premiums written for the Corporation's property and casualty insurance subsidiaries' ten largest states are as follows:

                    Year Ended December 31             2000                     1999                       1998
                    ---------------------------------------------------------------------------------------------------
                    (Amounts In Millions)
                                                            % of                      % of                       % of
                    State                      Amount       Total        Amount       Total         Amount       Total
                    ------------------------- ------------------------ --------------------------- --------------------
                    California               $   758.4        16%     $   688.4         15%       $    669.1       15%
                    Washington                   585.3        12          594.5         13             587.6       13
                    Texas                        327.8         7          323.4          7             314.3        7
                    Illinois                     280.0         6          286.7          6             273.6        6
                    Oregon                       241.7         5          239.5          5             238.6        5
                    Missouri                     211.2         5          221.6          5             219.3        5
                    Florida                      173.3         4          174.2          4             166.9        4
                    Indiana                      140.9         3          160.7          3             167.2        4
                    Michigan                     133.5         3          144.3          3             131.7        3
                    Tennessee                    117.3         2          119.3          3             106.7        2
                                             --------------------------------------------------------------------------
                                               2,969.4        63        2,952.6         64           2,875.0       64
                    All Others                 1,739.7        37        1,692.4         36           1,566.8       36
                                             --------------------------------------------------------------------------
                          Total              $ 4,709.1       100%     $ 4,645.0        100%       $  4,441.8      100%
                                             ==========================================================================

                        Personal lines, SAFECO Business Insurance (SBI)
                  (formerly known as American States Business Insurance), SAFECO Commercial and surety lines comprised approximately 57%, 26%, 15% and 2%, respectively, of the 2000 gross premiums written of $4.7 billion.


                  PROPERTY AND CASUALTY INSURANCE -- LOSS RESERVES

                        The consolidated financial statements include the
                  estimated liability (reserves) for unpaid losses and loss adjustment expense (LAE) of the Corporation's property and casualty insurance subsidiaries. The liability is presented net of amounts from expected salvage and subrogation recoveries and gross of amounts recoverable from reinsurance.

                        Reserves for losses that have been reported to SAFECO
                  and certain legal expenses are established on the "case basis" method. Claims incurred but not reported (IBNR) and other loss adjustment expenses are estimated using statistical procedures. Salvage and subrogation recoveries are accrued using the "case basis" method for large claims and statistical procedures for smaller claims.

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

                        Loss and LAE reserve development is regularly reviewed
                  to determine that the reserving assumptions and methods are appropriate. Reserves initially set are compared to the amounts ultimately paid. A statistical estimate of the projected amounts necessary to pay outstanding claims is made regularly and compared to the recorded reserves and adjusted as necessary. Any such adjustments are included in current operations.

                        Analysis indicates that SAFECO's recorded reserves are
                  adequate at December 31, 2000, 1999 and 1998. The table on page 4 provides an analysis of changes in losses and LAE reserves (net of reinsurance amounts) for 2000, 1999, and 1998. Changes in the reserves are reflected in the income statement for the year when the changes are made.

                        Operations in 2000 were charged $148.3 million from
                  increases in estimated loss and LAE for claims occurring in prior years. These increases were due to adverse development within commercial operations in the workers' compensation ($50.9 million), general liability ($44.4 million), commercial auto ($23.5 million) and in other ($29.5 million) lines of business as the cost of settling claims has increased. Workers' compensation development of $50.9 million was due to continued adverse development of prior reported claims as well as IBNR reserve additions to improve future adequacy. General liability development of $44.4 million was due primarily to continued adverse development of construction defect claims related to the SBI operation. Commercial auto development of $23.5 million was due to higher-than-expected loss costs in commercial operations on prior reported claims.

                        Operations in 1999 were charged $78.8 million from
                  increases in estimated loss and LAE from claims occurring in prior years, primarily in the construction defect, asbestos and environmental and workers' compensation lines. For both construction defect and asbestos and environmental, increased reserve estimates resulted from higher-than-expected reported claims in 1999. The increased reserve estimates for workers' compensation resulted from SAFECO's re-evaluation of loss exposures on claims related to larger commercial insureds, to an upturn in medical costs and less favorable workers' compensation legislation.

                        Operations in 1998 benefited $100.0 million from
                  decreases in estimated loss and LAE for claims occurring in prior years. These decreases related primarily to American States Financial Corporation (American States) operations. The claims departments of the two companies were combined in 1998. The unified claims department implemented training and reserving procedures, resulting in lower claims settlements and reduced reserves on prior years' American States' losses. The reductions were in both personal and commercial auto, workers' compensation and general liability.


        ANALYSIS OF CHANGES IN LOSS AND LAE RESERVES (NET OF REINSURANCE)

                                                                               2000         1999          1998
                  -----------------------------------------------------------------------------------------------
                  (In Millions)
                  Loss and LAE Reserves at Beginning of Year                $  4,069.1   $  3,966.3    $  4,081.9
                                                                            --------------------------------------

                  Incurred Loss and LAE for Claims
                       Occurring in the Current Year                           3,621.7      3,353.0       3,163.2
                  Increase (Decrease) in Estimated Loss and LAE
                       for Claims Occurring in Prior Years                       148.3         78.8        (100.0)
                                                                            --------------------------------------
                  Total Incurred Loss and LAE                                  3,770.0      3,431.8       3,063.2
                                                                            --------------------------------------

                  Loss and LAE Payments for Claims Occurring During:
                           Current Year                                        2,059.3      1,926.4       1,836.2
                           Prior Years                                         1,510.7      1,402.6       1,342.6
                                                                            --------------------------------------
                  Total Loss and LAE Payments                                  3,570.0      3,329.0       3,178.8
                                                                            --------------------------------------

                  Loss and LAE Reserves at End of Year                      $  4,269.1   $  4,069.1    $  3,966.3
                                                                            ======================================
                  Reconciliation:
                       Loss and LAE, Net of Reinsurance                     $  4,269.1   $  4,069.1    $  3,966.3
                       Add: Reinsurance Recoverables on Unpaid Losses            343.6        309.5         253.6
                                                                            --------------------------------------

                       Loss and LAE, Gross of Reinsurance                   $  4,612.7   $  4,378.6    $  4,219.9
                                                                            ======================================

                        The table on page 6 presents the development of the loss
                  and LAE reserves for 1990 through 2000. The amounts reported in the table for the 1996 and prior year balances are for SAFECO only (i.e., do not include any amounts for American States). The top lines of the table present the recorded reserve for unpaid loss and LAE at December 31 for each of the indicated years, both gross and net of related reinsurance amounts. The upper portion of the table displays the cumulative amount paid with respect to the previously recorded reserves as of the end of each succeeding year. The next section reports the re-estimated amount of the previously recorded reserves based on experience as of each succeeding year. The estimate is increased or decreased as more information becomes known about individual claims and as changes in conditions and claim trends become apparent. The lower section of the table presents the cumulative redundancy (deficiency) developed with respect to the previously recorded liability as of the end of each succeeding year. For example, the 1990 reserve of $1,791.4 million developed a $24.0 million redundancy after one year which grew over ten years to a redundancy of $178.5 million.

                        For 1990 through 1997, inclusive, SAFECO's reserve
                  development had been favorable. This trend reflects several factors: conservative reserving previously undertaken to correct deficiencies in years prior to 1988, favorable workers' compensation legislation, moderation of medical costs and inflation, and claims department changes. The favorable legislation in workers' compensation, which relates primarily to the states of Oregon and California in the early 1990's, helped reduce fraud, allowed for faster claim settlements and made it more difficult to reopen claims -- all of which reduced SAFECO's ultimate loss costs. The cost of claim settlements in several lines of business has benefited from changes in the organization of SAFECO's claims department which has established separate specialized units for workers' compensation, environmental exposures and fraud investigations. In addition, increased focus on loss adjustment expenses helped reduce these costs. As discussed on page 4, the development for 1999 was unfavorable due to commercial lines adverse development in worker's compensation, general liability and commercial auto. The development for 1998 was unfavorable resulting primarily from construction defect, asbestos and environmental and workers' compensation.

                        In evaluating the reserve development table on page 6,
                  note that each amount includes the effects of all changes in amounts for prior periods. For example, the amount of the redundancy shown for the December 31, 1997 reserves that relates to losses incurred in 1990 is also included in the cumulative redundancy amount for the years 1990 through 1996. Conditions and trends that affected development of the liability in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based on this table.

       ANALYSIS OF LOSSES AND LOSS ADJUSTMENT EXPENSE RESERVE DEVELOPMENT

Year Ended December 31             1990     1991     1992     1993     1994     1995     1996     1997     1998     1999     2000
-----------------------------------------------------------------------------------------------------------------------------------
(In Millions)
Reserve for Unpaid Losses
 and LAE:

   Gross of Reinsurance          $1,872.1 $2,017.3 $2,052.3 $2,095.2 $2,236.8 $2,180.8 $2,059.1 $4,310.5 $4,219.9 $4,378.6 $4,612.7

   Reinsurance                       80.7    152.0     89.2    100.1    143.9    110.7    103.4    228.6    253.6    309.5    343.6
                                 --------------------------------------------------------------------------------------------------

   Net of Reinsurance            $1,791.4 $1,865.3 $1,963.1 $1,995.1 $2,092.9 $2,070.1 $1,955.7 $4,081.9 $3,966.3 $4,069.1 $4,269.1
                                 ==================================================================================================


Cumulative Net Amount Paid as of:

                One Year Later   $  603.0 $  584.9 $  598.9 $  620.5 $  693.0 $  755.4 $  772.9 $1,345.5 $1,389.2 $1,510.7

               Two Years Later      914.5    905.7    913.4    947.6  1,068.3  1,095.0  1,101.4  2,049.3  2,165.5

             Three Years Later    1,109.4  1,086.5  1,106.0  1,147.6  1,252.9  1,267.6  1,287.9  2,516.3

              Four Years Later    1,221.6  1,207.2  1,230.6  1,252.5  1,341.5  1,370.0  1,404.3

              Five Years Later    1,301.1  1,294.4  1,295.7  1,300.2  1,403.5  1,440.5

               Six Years Later    1,368.9  1,336.7  1,326.1  1,342.9  1,449.6

             Seven Years Later    1,403.5  1,356.9  1,357.8  1,377.0

             Eight Years Later    1.419.0  1,381.4  1,386.6

              Nine Years Later    1,439.3  1,406.2

               Ten Years Later    1,462.4

Net Reserve Re-estimated as of:

                One Year Later    1,767.4  1,820.7  1,866.2  1,913.8  2,033.2  1,992.4  1,947.7  3,981.9  4,045.1  4,217.4

               Two Years Later    1,705.8  1,732.8  1,782.1  1,818.3  1,902.3  1,889.9  1,861.4  3,989.0  4,070.3

             Three Years Later    1,666.1  1,686.0  1,712.2  1,716.1  1,801.9  1,804.7  1,806.6  3,986.0

              Four Years Later    1,657.2  1,650.7  1,642.3  1,643.6  1,733.8  1,757.1  1,799.6

              Five Years Later    1,637.5  1,594.9  1,600.9  1,599.8  1,702.8  1,757.3

               Six Years Later    1,608.5  1,569.5  1,554.7  1,568.3  1,691.2

             Seven Years Later    1,595.4  1,548.7  1,549.8  1,578.3

             Eight Years Later    1,586.7  1,551.0  1,567.2

              Nine Years Later    1,592.1  1,570.1

               Ten Years Later    1,612.9

Cumulative Net Redundancy (Deficiency) as of:

                One Year Later       24.0     44.6     96.9     81.3     59.7     77.7      8.0    100.0    (78.8)  (148.3)

               Two Years Later       85.6    132.5    181.0    176.8    190.6    180.2     94.3     92.9   (104.0)

             Three Years Later      125.3    179.3    250.9    279.0    291.0    265.4    149.1     95.9

              Four Years Later      134.2    214.6    320.8    351.5    359.1    313.0    156.1

              Five Years Later      153.9    270.4    362.2    395.3    390.1    312.8

               Six Years Later      182.9    295.8    408.4    426.8    401.7

             Seven Years Later      196.0    316.6    413.3    416.8

             Eight Years Later      204.7    314.3    395.9

              Nine Years Later      199.3    295.2

               Ten Years Later      178.5

                        The following table summarizes reserve development,
                  gross of reinsurance, for the last three years as of December 31, 2000. The gross and ceded amounts for 1997 and 1998 reflect development for Michigan auto claims for personal injury protection. The reserves on these claims were increased $57.7 million, gross of reinsurance, to reflect the expected lifetime payout. This gross development was ceded to the Michigan Catastrophic Claims Association. The development on reserves net of reinsurance was unaffected.

                  December 31                             1999         1998         1997
                  --------------------------------------------------------------------------
                  (In Millions)
                  Gross Reserves                       $  4,378.6   $  4,219.9   $  4,310.5
                                                       =====================================

                  Cumulative Development:
                       Net of Reinsurance              $   (148.3)  $   (104.0)  $     95.9
                       Reinsurance                          (21.0)       (90.0)      (128.9)
                                                       -------------------------------------

                       Gross of Reinsurance            $   (169.3)  $   (194.0)  $    (33.0)
                                                       =====================================


                  ENVIRONMENTAL AND ASBESTOS CLAIMS

                        The property and casualty companies' reserves for losses
                  and LAE for liability coverages related to environmental, asbestos and other toxic claims totaled $315.5 million at December 31, 2000 compared with $332.3 million at December 31, 1999. These amounts are before the effect of reinsurance, which totaled $28.8 million and $30.1 million at December 31, 2000 and 1999, respectively. These reserves are approximately 8% of total property and casualty reserves for losses and LAE at both December 31, 2000 and 1999. The reserves include estimates for both reported and IBNR losses and related legal expenses.

                        The vast majority of SAFECO's property and casualty
                  insurance companies' environmental, asbestos and other toxic claims result from the commercial general liability line of business and the discontinued assumed reinsurance operations of American States. A few of these losses occur in other coverages such as umbrella, small commercial package policies and personal lines. Approximately 5,600 of these claims, computed on an occurrence basis, were pending at December 31, 2000. Most of these pending environmental claims involve some type of environmental-related coverage dispute. The average settlement cost of each environmental, asbestos and other toxic claim for 2000 was $12,800 including legal expenses.

                        The following table summarizes the components of
                  SAFECO's reserves for environmental, asbestos and other toxic claims before the effect of reinsurance:

                  December 31, 2000        Loss       LAE       Total
                  -----------------------------------------------------
                  (In Millions)
                  Case                  $  107.3    $  7.1     $  114.4
                  IBNR                     134.3      66.8        201.1
                                        -------------------------------

                  Total                 $  241.6    $ 73.9     $  315.5
                                        ===============================

                        The table below displays the loss reserve activity
                  analysis for liability coverages related to environmental, asbestos and other toxic claims, before the effect of reinsurance.

                                                               2000        1999         1998
                 ------------------------------------------------------------------------------
                 (In Millions)
                 Reserves at Beginning of Year               $  332.3    $  329.8     $  346.9
                 Incurred Losses and LAE                          9.6        24.8          1.6
                 Losses and LAE Payments                        (26.4)      (22.3)       (18.7)
                                                             ----------------------------------

                 Reserves at End of Year                     $  315.5    $  332.3     $  329.8
                                                             ==================================

                        Although estimation of environmental claims is
                  difficult, the reserves established for these claims at December 31, 2000 are believed to be adequate based on the known facts and current law. SAFECO has generally avoided writing coverages for larger companies with substantial exposure in these areas. In view of changes in environmental regulations and evolving case law, which affect the development of loss reserves, the process of estimating loss reserves for environmental, asbestos and other toxic claims results in imprecise estimates. Quantitative loss reserving techniques in this area need to be supplemented by subjective considerations and managerial judgment. Because of these conditions, trends that have affected development of these liabilities in the past may not necessarily occur in the future.


                  CONSTRUCTION DEFECT CLAIMS

                        Construction defect claims are a subset of claims that
                  arise from coverage provided by general property damage liability insurance. Construction defect claims are claims arising from the alleged defective work performed in the construction of large habitation structures, such as apartments, condominiums and large developments of single family dwellings or other housing. In addition to damages arising directly from the alleged defective work, construction defect claims also allege that the economic value of the structure has been diminished. The vast majority of SAFECO's construction defect claims arise from past contractor business written in California. SAFECO Commercial, which does not include SBI, has avoided writing the construction class of business in California since 1989 and has limited exposure to these types of claims. Because of this, SAFECO has not historically separated these claims for the purpose of reserve analysis. However, American States, prior to the acquisition by SAFECO, was a major writer of California contractor business until 1994 when it implemented significant restrictions in this line. The total SBI reserves for construction defect claims were $322.6 million at December 31, 2000 and $306.1 million at December 31, 1999, representing approximately 8% of total property and casualty reserves for losses and LAE at both December 31, 2000 and 1999.

                        The following table presents the loss reserve activity
                  analysis for American States construction defect claims after the effect of reinsurance.

                                                               2000       1999        1998
                 ----------------------------------------------------------------------------
                 (In Millions)
                 Reserves at Beginning of Year               $  306.1   $  328.6    $  340.3
                 Incurred Losses and LAE                         71.5       28.1        55.4
                 Losses and LAE Payments                        (55.0)     (50.6)      (67.1)
                                                             --------------------------------

                 Reserves at End of Year                     $  322.6   $  306.1    $  328.6
                                                             ================================

                  GAAP VS. STATUTORY

                        State insurance regulatory authorities require the
                  Corporation's property and casualty insurance subsidiaries to file annual statements prepared on an accounting basis prescribed or permitted by their respective state of domicile (that is, on a statutory basis). The difference between the $4,612.7 million reserve at December 31, 2000, for the losses and LAE disclosed in the consolidated financial statements in accordance with accounting principles generally accepted in the United States (GAAP), and the $4,269.1 million reported in the annual statements filed with state regulatory authorities relates to reinsurance recoverables. Under Statement of Financial Accounting Standards No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts," the GAAP-basis liability for losses and LAE is reported gross of amounts recoverable from reinsurance. Statutory-basis financial statements report the liability net of reinsurance.

                  REINSURANCE

                        SAFECO's property and casualty insurance companies use
                  treaty and facultative reinsurance to help manage exposure to loss. As noted on page 4, the liability for unpaid losses and LAE is reported gross of reinsurance recoverables of $343.6 million at December 31, 2000 and $309.5 million at December 31, 1999. Approximately 50% of the total reinsurance recoverable balance at December 31, 2000 was with the following four reinsurers: American Re-Insurance, Employers Reinsurance Corporation, Swiss Reinsurance America Corporation and General Reinsurance Corporation all of whom are rated A++ by A.M. Best. The reinsurance recoverable balance categorized by reinsurer rating (by A.M. Best Company on a scale ranging from A++ to F) at December 31, 2000 is presented below:

                                                                     Percent at
                  Rating                                      December 31, 2000
                  --------------------------------------------------------------
                  A++                                                  50.9%
                  A+                                                    4.6
                  A                                                     2.3
                  A-                                                    0.2
                  B                                                     6.5
                                                                      ----------
                       Total Domestic Reinsurers                       64.5
                                                                      ----------

                  Mandatory Pools                                      25.8
                  Voluntary Pools                                       2.3
                  Foreign                                               7.4
                                                                      ----------
                       Total Pools and Foreign                         35.5
                                                                      ----------

                       Total                                          100.0%
                                                                      ==========

                        The availability and cost of reinsurance are subject to
                  prevailing market conditions, both in terms of price and available capacity. Due to recent tightening in the reinsurance marketplace, it is likely that the cost of reinsurance will increase in 2001. Although the reinsurer is liable to SAFECO to the extent of the reinsurance ceded, SAFECO remains primarily liable to the policyholder as the direct insurer on all risks insured. To SAFECO's knowledge, none of its reinsurers is experiencing financial difficulties. SAFECO's business is not substantially dependent upon any single reinsurance contract.

                        SAFECO's nationwide catastrophe property reinsurance
                  program for 2001, covering 90% of $400 million of single-event losses in excess of $100 million retention, is unchanged from 2000. In a large catastrophe, SAFECO retains the first $100 million of losses, 10% of the next $400 million and all losses in excess of $500 million. In addition to this nationwide coverage, for all states other than California, SAFECO has a supplemental earthquake-only reinsurance contract that would cover 90% of $250 million of single-event earthquake losses in excess of $500 million. In 2000, this supplemental coverage was for $350 million of single-event earthquake losses in excess of $500 million. Catastrophe property reinsurance contracts for 2001 include provisions for one reinstatement for a second catastrophe event in 2001 at current rates.

                        The Corporation's insurance subsidiaries do not enter
                  into retrospective reinsurance contracts and do not participate in any unusual or nonrecurring reinsurance transactions such as "swaps" of reserves or loss portfolio transfers. SAFECO does not use funding covers and does not participate in any surplus relief transactions. For additional information on reinsurance, see Note 5 on page 65 of the 2000 Annual Report to Shareholders.

                  SUBSEQUENT EVENT
                        On February 28, 2001, a 6.8 magnitude earthquake struck
                  the Puget Sound area. SAFECO is currently assessing the damage to determine the amount of reserve that will need to be recorded to cover the estimated claims costs for this catastrophe. Because of the time it takes to complete accurate surveys and inventories on homes and businesses damaged in earthquakes, it will be some time before a reasonable estimate of SAFECO's losses and loss adjustment expense can be made. The reserve will be recorded in the first quarter of 2001.

                  LIFE INSURANCE -- OPERATIONS

                        The Corporation's life insurance subsidiaries are
                  collectively referred to as "SAFECO Life." SAFECO Life offers individual and group insurance products, retirement services (pension) and annuity products. Products are sold in all states and the District of Columbia. The most significant product lines in terms of premium/deposit volume include single premium immediate and deferred annuities, business-owned life insurance, equity-indexed and variable annuities, tax-sheltered annuities for the education and nonprofit markets, corporate retirement plans, excess loss group medical insurance and individual life insurance. SAFECO Life reinsures portions of its individual and group life, accident and health insurance through commercial reinsurance treaties, providing protection against large risks and catastrophe situations. A listing of the Corporation's life insurance subsidiaries can be found on Exhibit 21 of this report. SAFECO Life acquired Medical Risk Managers, Inc. on December 31, 1999.

                        Funds held under deposit contracts relate primarily to
                  annuity, retirement services and individual products. The table below summarizes the components of funds held under deposit contracts at December 31, 2000, and describes the applicable surrender charges and surrender experience.


                                     DETAIL OF SAFECO LIFE'S FUNDS HELD UNDER DEPOSIT CONTRACTS
-----------------------------------------------------------------------------------------------------------------------------------
                   Outstanding      Expected         Range of Credited
                       at          Maturities       or Assumed Interest                                         Approximate
                    12/31/00     of Liabilities          Rates at                                                Surrender
  Product        (In Millions)   (at issue date)         12/31/00            Surrender Charges                  Experience
-----------------------------------------------------------------------------------------------------------------------------------
Universal          $ 2,992.1      Approximately     5.25% to 6.00%           Varies by issue age, sex and      7% per annum
Individual Life                   10--25 years                               duration from $1 to $58
                                                                             per $1,000 of insurance.
Annuities:
   Structured        6,167.8      Over 25 years     3.50% to 12.23%          Cannot surrender.                 Cannot
   Settlement                                                                                                  surrender
   Immediate

Retirement
Services:
   Guaranteed          594.3      Typically 2-5     5.63% to 8.44%           Market value adjustment or        Less than 1%
   Investment                     years                                      cannot surrender in first year.   per annum
   Contracts

   Other             3,940.0      Approximately     4.00% to 7.95%           Highest surrender charges         13% per annum
   Annuities &                    5-20 years                                 range from 10% to 5%, graded
   Deposits                                                                  down to 0% within 5 to 10
                                                                             years.  SAFECO has the
                                                                             option to defer payout over 5
                                                                             years for approximately 13%
                                                                             of these contracts.

Equity                 391.5      Approximately     Equity return            Typically 8% in year 1 graded     More than 50%
Indexed                           6 years at        credited is based on     to 0% after year 6.               due to an offer
Annuities (EIA)                   original          S&P 500                                                    to EIA policy-
                                  issuance,         performance with                                           holders in 2000
                                  remaining         no minimum                                                 to surrender
                                  expected          guarantee. Floor                                           their policies
                                  maturity of       return based on a                                          and receive
                                  approximately     minimum fixed                                              December 31,
                                  4 years           return on a portion                                        1999 account
                                                    (typically 90%) of                                         value with no
                                                    the original deposit                                       surrender
                                                    amount.                                                    charge.
                   ---------
       Total       $14,085.7
                   =========

                  INVESTMENTS

                        A description of SAFECO's investment portfolio appears
                  on pages 43-45 of the 2000 Annual Report to Shareholders. The remainder of this section provides additional information about SAFECO's mortgage-backed securities and investment income yields.

                        SAFECO's consolidated investment in mortgage-backed
                  securities of $4.5 billion at market value at December 31, 2000, consists mainly of residential collateralized mortgage obligations (CMOs), pass-throughs and commercial loan-backed mortgage obligations (CMBS). The life insurance companies' portfolio contains virtually all of these securities. Approximately 87% of the mortgage-backed securities are government/agency-backed or AAA rated at December 31, 2000. SAFECO has intentionally limited its investment in riskier, more volatile CMOs and CMBS (e.g., principal only, inverse floaters, etc.) to less than 1% of total mortgage-backed securities at December 31, 2000.

                        SAFECO's Consolidated Holdings of Mortgage-Backed
                  Securities at December 31, 2000:

                                                                                         GAAP Market Value
                                                                           Amortized    --------------------
                 December 31, 2000                                           Cost        Amount         %
                 ------------------------------------------------------    ---------    ---------    -------
                 (Dollar Amounts In Millions)
                 Residential CMOs:
                           Planned (PAC) and Targeted (TAC)
                                Amortization Class (Fixed Coupon)          $   477.4    $   484.3      10.8%
                           Sequential Pay (SEQ)                              1,158.9      1,182.8      26.4
                           Accrual Coupon (Z-Tranche)                          622.2        676.7      15.1
                           Floating Rate                                        76.2         78.5       1.8
                           Companion/Support, Principal Only,
                                Inverse Floaters                                31.7         33.0       0.7
                                                                           ---------    ---------    -------
                                      Subtotal                               2,366.4      2,455.3      54.8
                                                                           ---------    ---------    -------
                 Residential Mortgage-Backed
                      Pass-Throughs (Non-CMOs)                                 331.2        341.1       7.6
                                                                           ---------    ---------    --------

                 Securitized Commercial Real Estate:

                           Government/Agency-Backed                            411.1        419.8       9.4
                           Pass-Throughs (Non-agency)                           25.6         26.2       0.6
                           CMOs (Non-agency)                                   887.8        907.4      20.3
                                                                           ---------    ---------    --------
                                      Subtotal                               1,324.5      1,353.4      30.3
                                                                           ---------    ---------    --------

                 Asset-Backed Securities (Non-Real Estate):                    322.8        324.3       7.3
                                                                           ---------    ---------    --------

                                      Total Mortgaged-Backed Securities    $ 4,344.9    $ 4,474.1     100.0%
                                                                           =========    =========    ========

                        The quality rating of SAFECO's mortgage-backed security
                  portfolio (GAAP market values) is shown in the following table:

                                                                     Percent at
                  Rating                                      December 31, 2000
                  -------------------------------------------------------------
                  Government/Agency Backed                            46%
                  AAA                                                 41
                  AA                                                   7
                  A                                                    3
                  BBB                                                  3
                  BB or lower                                          -
                                                              -------------
                               Total                                 100%
                                                              =============

                        The pretax investment income yields for the
                  Corporation's property and casualty and life insurance subsidiaries (calculations are based on GAAP amortized cost) are shown below. The main reason for the increase in the property and casualty yield in 2000 over 1999 is the shift in the property and casualty bonds from tax-exempt to taxable fixed-income bonds and proceeds from equity securities sales in third quarter which were reinvested in taxable fixed-income bonds.

                  Year Ended December 31                2000    1999    1998
                  ----------------------------------------------------------
                  Property and Casualty Insurance       6.4%    6.2%    6.3%
                  Life Insurance                        7.7%    7.7%    7.8%

                        Effective October 1, 2000, the entire held-to-maturity
                  fixed maturities investment portfolio, with a market value of $2.8 billion, was reclassified to available-for-sale. This reclassification was made to provide more flexibility in managing the bond portfolio and resulted in an increase in other comprehensive income of $41 million in the fourth quarter. All of SAFECO's fixed-income securities are now carried at market.


                  OTHER OPERATIONS

                        SAFECO's other operations include subsidiaries involved
                  in commercial lending and leasing, investment management and insurance agency and financial services distribution operations.

                        SAFECO Credit Company, Inc., organized in 1969, provides
                  commercial loans and equipment financing and leasing to businesses, insurance agents and affiliated companies. At December 31, 2000, 10% of the Credit Company's outstanding loans and leases consisted of loans to affiliated SAFECO companies. See subsequent event relating to SAFECO Credit Company, Inc. on page 14.

                        SAFECO Asset Management Company, acquired in 1973, is
                  the investment advisor for the SAFECO mutual funds, variable annuity portfolios, and outside pension and trust accounts.

                        SAFECO Securities, Inc., organized in 1967, is the
                  principal underwriter of the SAFECO Mutual Funds, comprising the SAFECO Common Stock Trust, SAFECO Taxable Bond Trust, SAFECO Tax-Exempt Bond Trust, SAFECO Money Market Trust and SAFECO Managed Bond Trust. These five trusts are made up of eighteen separate investment portfolios, all of which are sold on a "no-load" basis directly to the public. Fifteen of these portfolios have two to three additional classes of stock which are sold to the public through intermediaries. In addition, SAFECO Securities, Inc. is the principal underwriter for the SAFECO Resource Series Trust, a registered investment company with six separate investment portfolios. SAFECO Securities is also the principal underwriter for the variable insurance products issued by SAFECO Resource Variable Account B, SAFECO Separate Account SL, SAFECO Deferred Variable Annuity Account and SAFECO Separate Account C, all of which are separate accounts of SAFECO Life Insurance Company and for First SAFECO Separate Account S, which is a separate account of First SAFECO National Life Insurance Company of New York.

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

                        In February 1998, SAFECO decided to sell its real estate
                  subsidiary, SAFECO Properties, Inc., to focus on its core insurance and financial services businesses. Since SAFECO Properties' operations are not material to the consolidated financial statements, they have not been reclassified as discontinued operations. See Note 1 on page 55 of the 2000 Annual Report to Shareholders for more information.

                  Subsequent Event

                        On March 14, 2001, the Corporation announced its
                  decision to sell SAFECO Credit Company, Inc. An investment banker has been retained by the Corporation to advise it in connection with the sale. There is currently no formal plan of disposal and a measurement date has not yet been established.

                  ITEM 2 -- PROPERTIES

                        SAFECO's property and casualty insurance companies lease
                  their home office complex located in Seattle, Washington from General America Corporation (a wholly-owned subsidiary of the Corporation). This complex totals 567,000 gross square feet. A 700-car parking garage is connected to the complex. SAFECO's life insurance companies lease their headquarters building located in Redmond, Washington from General America Corporation. This complex totals 220,000 gross square feet.

                        SAFECO is currently developing approximately 350,000
                  gross square feet of additional office space for its use on land near SAFECO life insurance companies' Redmond, Washington headquarters.

                        Other buildings owned and occupied include service
                  facilities in Redmond, Washington and Indianapolis, Indiana, as well as regional and branch offices in Fountain Valley and Pleasant Hill, California; Denver, Colorado; Carol Stream, Illinois; St. Louis, Missouri; Cincinnati, Ohio; Portland, Oregon; Mountlake Terrace, Redmond and Spokane, Washington. These buildings comprise approximately 1,600,000 gross square feet. All other branch and service offices occupy leased premises comprising approximately 2,500,000 square feet, generally for periods of five years or less.

                        SAFECO Properties' remaining real estate investments are
                  primarily retail centers. See Item 1 on page 13 of this report.


                  ITEM 3 -- LEGAL PROCEEDINGS

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

                        The Corporation's property and casualty insurance
                  subsidiaries are parties to a number of lawsuits for liability coverages related to environmental claims. Although estimation of environmental claims loss reserves is difficult, the Corporation believes that reserves established for these claims are adequate based on the known facts and current law. The loss and loss adjustment expense with respect to any such lawsuit, or all lawsuits related to a single incident combined, are not expected to be material to the financial condition of the Corporation. See page 7 of Item 1 for more information regarding the liability of such subsidiaries for environmental claims and the process of estimating environmental loss reserves.

                        Four of the Corporation's property and casualty
                  insurance subsidiaries were among 23 underwriters of real property insurance named as defendants in a case brought in February 1996 in the United States District Court for the Western District of Missouri alleging that their underwriting, sales and marketing practices violated the Fair Housing Act and certain other civil rights laws. The trial court refused to certify the plaintiff class and dismissed the lawsuit in June 1997. The plaintiffs appealed. In February 1998, the Eighth Circuit Court of Appeals upheld the dismissal and, in January 1999, the United States Supreme Court refused to grant certiori to hear the case. Meanwhile, in January 1999, a group of plaintiffs filed separate lawsuits in Missouri State court against the SAFECO property and casualty insurance companies named in the federal court action. The state court actions against the SAFECO defendants have been removed to federal district court and assigned to the same judge who had ordered dismissal of the original federal court action. The actions have been stayed while a related action that has been dismissed against other insurers is on appeal before the Eighth Circuit Court of Appeals. Based on current information, management expects that the remaining lawsuits against the Corporation's subsidiaries will be dismissed just as the original federal court action was and intends to vigorously pursue such dismissal.

                        The Corporation and one of its property and casualty
                  insurance subsidiaries, General Insurance Company of America ("General"), are defendants along with six other property and casualty insurance groups in a putative class-action lawsuit filed in 1999 in Illinois State court, Hobbs v. State Farm Mutual Automobile Insurance Co., et al. The plaintiffs' complaint against the Corporation and General has been narrowed to an allegation that the defendants' support of the Certified Auto Parts Association ("CAPA"), an independent organization that certifies the quality of non-original equipment manufactured parts for vehicles, constituted a conspiracy to further the improper use of those parts. The plaintiffs seek actual as well as punitive damages. The Corporation and General will vigorously defend against these claims.

                        One of the Corporation's life insurance subsidiaries is
                  engaged in litigation with several factoring companies that have purchased from annuitants, at a discount, the right to receive future payments from numerous structured settlement annuity contracts. Consistent with the language of the annuity contracts, the Corporation's life insurance subsidiary has resisted with varying results the purchases and assignments of rights to these future payments.


                  ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                        There were no matters submitted to a vote of security
                  holders, through the solicitation of proxies or otherwise, during the fourth quarter of 2000.

                  EXECUTIVE OFFICERS OF THE REGISTRANT

                        As of March 19, 2001, these are the names, ages and
                  positions of the executive officers of the registrant as required by Item 10. No family relationships exist.

                  Michael S. McGavick   43     Named President, Chief Executive Officer and Director
                                               effective January 30, 2001. President and Chief Operating
                                               Officer of CNA Agency Market Operations from October 1997
                                               until January 2001, and President of CNA's Commercial Lines group from January until October 1997, and held a series of executive positions with CNA's commercial insurance
                                               operations from 1995 through October 1997. Director of the
                                               Superfund Improvement Project for the American Insurance
                                               Association from 1992 to 1995.

                  Rodney A. Pierson     53     Chief Financial Officer since August 1996. Senior Vice
                                               President since February 1994. Secretary since 1991.
                                               Controller from 1990 to 1997. Vice President from 1990 to
                                               1994. Vice President of SAFECO Property and Casualty
                                               Insurance Companies from 1987 to 1990. Controller of SAFECO
                                               Property and Casualty Insurance Companies from 1984 to 1990.

                  James W. Ruddy        51     Senior Vice President since 1992. General Counsel since
                                               1989. Vice President from 1989 to 1992. Associate General
                                               Counsel from 1985 to 1989.

                  Randall H. Talbot     46     President of SAFECO Life Insurance Companies since February
                                               1998. Chief Executive Officer and President of Talbot
                                               Financial Corporation from 1988 to 1998.

PART II           ITEM 5 -- MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
                            SECURITY HOLDER MATTERS

                        Pages 47 and 73 of the 2000 Annual Report to
                  Shareholders are incorporated herein by reference.

                  ITEM 6 -- SELECTED FINANCIAL DATA

                        Pages 80 through 83 of the 2000 Annual Report to
                  Shareholders are incorporated herein by reference.

                  ITEM 7 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                            CONDITION AND RESULTS OF OPERATIONS

                        Pages 33 through 47 of the 2000 Annual Report to
                  Shareholders are incorporated herein by reference.

                  ITEM 7A -- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                             MARKET RISK

                        Pages 46 and 47 of the 2000 Annual Report to
                  Shareholders are incorporated herein by reference.

                  ITEM 8 -- FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                        Pages 49 through 79 of the 2000 Annual Report to
                  Shareholders are incorporated herein by reference.

                  ITEM 9 -- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                            ACCOUNTING AND FINANCIAL DISCLOSURE

                        None.


PART III The definitive proxy statement to be filed within 120 days after December 31, 2000, excluding the Annual Report of the Compensation Committee on Executive Compensation appearing on Pages 8 through 13, is incorporated herein by reference to fulfill the requirements of Items 10 -- 13 below.

                  ITEM 10 -- DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
                             (except for the portion of Item 10 relating to executive officers that appears on page 16 in Part I of this Form 10-K).

                  ITEM 11 -- EXECUTIVE COMPENSATION

                  ITEM 12 -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                             MANAGEMENT

                  ITEM 13 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

PART IV           ITEM 14 -- EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
                             REPORTS ON FORM 8-K

                  (a) (1) FINANCIAL STATEMENTS

                  F-1  Consent of Ernst & Young LLP, Independent Auditors

                       SAFECO Corporation and Subsidiaries:

                           The following consolidated financial statements of SAFECO Corporation and its subsidiaries, included in the 2000 Annual Report to Shareholders (pages 48 through 79), are incorporated herein by reference (the announcement regarding the Corporation's decision to sell SAFECO Credit Company, Inc., which is disclosed as a Subsequent Event on page 14 and filed on Form 8-K on March 15, 2001, should be read in conjunction with the 2000 Annual Report to Shareholders)

                             Report of Ernst & Young LLP, Independent Auditors

                             Statements of Consolidated Income
                                Years Ended December 31, 2000, 1999 and 1998

                             Consolidated Balance Sheets
                                December 31, 2000 and 1999

                             Statements of Consolidated Cash Flows
                                Years Ended December 31, 2000, 1999 and 1998

                             Statements of Consolidated Shareholders' Equity
                                Years Ended December 31, 2000, 1999 and 1998

                             Statements of Consolidated Comprehensive Income
                                (Loss)
                                Years Ended December 31, 2000, 1999 and 1998

                             Notes to Consolidated Financial Statements
                                December 31, 2000

                       SAFECO Corporation and Subsidiaries Supplemental
                                Consolidating Information:

                  F-2        Balance Sheets
                                December 31, 2000 and 1999

                  F-3        Statement of Income
                                Year Ended December 31, 2000

                  F-4        Statement of Cash Flows
                                Year Ended December 31, 2000

PART IV           ITEM 14 -- EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
                             REPORTS ON FORM 8-K (CONTINUED)

                  (a) (2) FINANCIAL STATEMENT SCHEDULES

                  F-5        Schedule I   Summary of Investments Other Than
                                           Investments in Related Parties
                                             December 31, 2000

                  F-6        Schedule II  Balance Sheets (Condensed Financial
                                           Information of registrant (Parent
                                           Company Only))
                                             December 31, 2000 and 1999


                  F-7        Schedule II  Statements of Income (Condensed
                                           Financial Information of registrant
                                           (Parent Company Only))
                                             Years Ended December 31, 2000, 1999
                                               and 1998

                  F-8        Schedule II  Statements of Cash Flows (Condensed
                                           Financial Information of registrant
                                           (Parent Company Only))
                                             Years Ended December 31, 2000, 1999
                                               and 1998

                  --               --     Statements of Consolidated
                                           Shareholders' Equity
                                             Years Ended December 31, 2000, 1999
                                               and 1998. (See page 54 of the
                                               2000 Annual Report to
                                               Shareholders which is
                                               incorporated herein by
                                               reference.)

                  --               --     Statements of Consolidated
                                           Comprehensive Income (Loss)
                                             Years Ended December 31, 2000, 1999
                                               and 1998. (See page 54 of the
                                               2000 Annual Report to
                                               Shareholders which is
                                               incorporated herein by
                                               reference.)

                  F-9        Schedule III Supplementary Insurance Information
                                           Years Ended December 31, 2000, 1999
                                               and 1998

                  F-10       Schedule IV  Reinsurance
                                           Years Ended December 31, 2000, 1999
                                               and 1998

                  F-11       Schedule VI  Supplemental Information Concerning
                                           Property-Casualty Insurance
                                           Operations
                                             Years Ended December 31, 2000,
                                               1999 and 1998

                  --         Schedule V   This Article 7 schedule is omitted
                                           because the information is provided
                                           elsewhere in the Annual Report (Form
                                           10-K) or because of the absence of
                                           conditions under which it is
                                           required.

PART IV           ITEM 14 -- EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
                             REPORTS ON FORM 8-K (CONTINUED)

                  (a) (3) EXHIBITS

                             Exhibit Index

                             Exhibit 11  Computation of Income Per Share

                             Exhibit 12 Computation of Ratio of Earnings to Fixed Charges

                             Exhibit 13 2000 Annual Report to Shareholders (the announcement regarding the corporation's decision to sell SAFECO Credit Company, Inc., which is disclosed as a Subsequent Event on page 14 and filed on Form 8-K on March 15, 2001, should be read in conjunction with the 2000 Annual Report to Shareholders)

                             Exhibit 21  Subsidiaries of the Registrant


                  (b) REPORTS ON FORM 8-K

                        The registrant filed the following 8-K's during the
                  quarter ended December 31, 2000 and for the period up to March 19, 2001 (the filing date of this Form 10-K).

                   FILING DATED               UNDER                             FILING RELATED TO:
                  ---------------      --------------------  -----------------------------------------------------------
                  October 9, 2000      Item 5 (Other Items)  Preliminary review of earnings for the 3rd quarter of 2000.

                  December 21, 2000    Item 5 (Other Items)  Announcement naming William G. Reed, Jr. as acting Chairman and acting Chief Executive Officer.

                  January 12, 2001     Item 5 (Other Items)  Preliminary review of earnings for the 4th quarter of 2000.

                  January 30, 2001     Item 5 (Other Items)  Announcement naming Michael S. McGavick as President, Chief
                                                             Executive Officer and Director.

                  February 8, 2001     Item 5 (Other Items)  Announcement on reduction of dividend to common shareholders.

                  March 1, 2001        Item 5 (Other Items)  Announcement regarding earthquake coverage relating to February 28th
                                                             Puget Sound area earthquake.

                  March 15, 2001       Item 5 (Other Items)  Announcement regarding decision to sell SAFECO Credit Company, Inc.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 19th day of March 2001.

                                            SAFECO CORPORATION
                                            -----------------------
                                            Registrant

                                            /s/ MICHAEL S. MCGAVICK
                                            -----------------------
                                            Michael S. McGavick, President,
                                            Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 19, 2001.

NAME                                         TITLE
----------------------------------------------------------------------
/s/    MICHAEL S. MCGAVICK                   President,
---------------------------------            Chief Executive Officer
       Michael S. McGavick                   and Director

/s/    ROD A. PIERSON                        Senior Vice President,
---------------------------------            Chief Financial Officer
       Rod A. Pierson                        and Secretary

/s/    H. PAUL LOWBER                        Vice President, Controller
---------------------------------            and Chief Accounting Officer
       H. Paul Lowber


/s/    PHYLLIS J. CAMPBELL                   Director
---------------------------------
       Phyllis J. Campbell


/s/    ROBERT S. CLINE                       Director
---------------------------------
       Robert S. Cline


/s/    JOHN W. ELLIS                         Director
---------------------------------
       John W. Ellis

NAME                                         TITLE
----------------------------------------------------------------------
/s/   WILLIAM P. GERBERDING                  Director
---------------------------------
      William P. Gerberding


/s/   JOSHUA GREEN III                       Director
---------------------------------
      Joshua Green III


/s/   WILLIAM W. KRIPPAEHNE, JR.             Director
---------------------------------
      William W. Krippaehne, Jr.


/s/   WILLIAM G. REED, JR.                   Chairman
---------------------------------
      William G. Reed, Jr.


/s/   NORMAN B. RICE                         Director
---------------------------------
      Norman B. Rice


/s/   JUDITH M. RUNSTAD                      Director
---------------------------------
      Judith M. Runstad


/s/   PAUL W. SKINNER                        Director
---------------------------------
      Paul W. Skinner

CONSENT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


SAFECO Corporation:

We consent to the incorporation by reference in this Annual Report (Form 10-K) of SAFECO Corporation of our report dated February 9, 2001, included in the 2000 Annual Report to Shareholders of SAFECO Corporation.

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

We also consent to the incorporation by reference in the Registration Statement (Form S-8 No. 333-26393) pertaining to the SAFECO Long-Term Incentive Plan of 1997 and the incorporation by reference in the Registration Statements (Forms S-3) pertaining to the $800,000,000 in SAFECO debt securities and the SAFECO Agency Stock Purchase Plan, of our report dated February 9, 2001, with respect to the consolidated financial statements of SAFECO Corporation incorporated by reference, and our report included in the preceding paragraph with respect to the financial statement schedules included in this Annual Report (Form 10-K) for the year ended December 31, 2000 of SAFECO Corporation.



                                            /s/ Ernst & Young LLP


Seattle, Washington
March 15, 2001

SAFECO CORPORATION AND SUBSIDIARIES                                          F-2
Balance Sheets - Supplemental Consolidating Information
December 31, 2000
--------------------------------------------------------------------------------
(In Millions)

                                                               Property &                      Credit       Other and
ASSETS                                                         Casualty         Life           Company     Eliminations Consolidated
                                                               ---------------------------------------------------------------------
Investments:
       Fixed Maturities Available-for-Sale, at Market Value    $ 6,347.4       $14,403.0      $      --     $    79.8      $20,830.2
       Marketable Equity Securities, at Market Value             1,695.0            26.2             --          94.2        1,815.4
       Mortgage Loans                                               58.9           848.1             --         (84.0)         823.0
       Other Investment Assets                                      16.6            95.1             --          48.6          160.3
       Short-Term Investments                                      172.6           142.3             --        (132.6)         182.3
                                                               ---------------------------------------------------------------------
            Total Investments                                    8,290.5        15,514.7             --           6.0       23,811.2
Cash                                                               134.0            33.8            9.9          18.5          196.2
Accrued Investment Income                                          101.8           224.6            5.2           1.5          333.1
Finance Receivables (Less unearned finance charges
       and allowance for doubtful accounts)                           --              --        1,617.7            --        1,617.7
Loans to Affiliates                                                   --              --          171.3        (171.3)            --
Premiums and Other Service Fees Receivable                         993.9            57.4             --          11.7        1,063.0
Other Notes and Accounts Receivable                                   --            19.3             --          18.3           37.6
Reinsurance Recoverables                                           362.5            99.2             --            --          461.7
Deferred Policy Acquisition Costs                                  312.1           293.3             --            --          605.4
Land, Buildings and Equipment for Company Use
       (At cost less accumulated depreciation)                     258.2             1.5            0.2         180.5          440.4
Goodwill (At cost less accumulated amortization)                 1,163.1            90.7             --          53.6        1,307.4
Other Assets                                                       180.2            74.0          102.0           6.5          362.7
Separate Account Assets                                               --         1,275.1             --            --        1,275.1
                                                               ---------------------------------------------------------------------
            Total                                              $11,796.3       $17,683.6      $ 1,906.3     $   125.3      $31,511.5
                                                               =====================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
Losses and Loss Adjustment Expense                             $ 4,612.7       $    74.2      $      --     $      --      $ 4,686.9
Life Policy Liabilities                                               --           342.1             --            --          342.1
Unearned Premiums                                                1,826.9             9.6             --            --        1,836.5
Funds Held Under Deposit Contracts                                    --        14,085.7             --            --       14,085.7
Debt:
       Commercial Paper                                               --              --             --         349.8          349.8
       Credit Company Borrowings - Nonaffiliates                      --              --        1,154.7            --        1,154.7
       Credit Company Borrowings - Affiliates                         --              --          504.0        (504.0)            --
       7.875% Medium-Term Notes Due 2003                              --              --             --         300.0          300.0
       7.875% Notes Due 2005                                          --              --             --         200.0          200.0
       6.875% Notes Due 2007                                          --              --             --         200.0          200.0
       Other                                                          --              --             --          80.7           80.7
Other Liabilities                                                  834.2           323.0           39.2         112.1        1,308.5
Current Income Taxes                                               (10.7)           35.7            3.4           0.7           29.1
Deferred Income Taxes
       (Includes tax on unrealized appreciation
       of investment securities)                                   132.7            18.2           56.4         (83.7)         123.6
Separate Account Liabilities                                          --         1,275.1             --            --        1,275.1
                                                               ---------------------------------------------------------------------
            Total Liabilities                                    7,395.8        16,163.6        1,757.7         655.6       25,972.7
                                                               ---------------------------------------------------------------------
Capital Securities                                                    --              --             --         843.0          843.0
                                                               ---------------------------------------------------------------------
Common Stock                                                        37.9             6.0            1.0         789.6          834.5
Additional Paid-In Capital                                       3,000.5           264.8           27.0      (3,292.3)            --
Retained Earnings                                                  543.5         1,180.9          120.6       1,121.4        2,966.4
Total Accumulated Other Comprehensive Income                       818.6            68.3             --           8.0          894.9
                                                               ---------------------------------------------------------------------
            Total Shareholders' Equity                           4,400.5         1,520.0          148.6      (1,373.3)       4,695.8
                                                               ---------------------------------------------------------------------
            Total                                              $11,796.3       $17,683.6      $ 1,906.3     $   125.3      $31,511.5
                                                               =====================================================================

SAFECO CORPORATION AND SUBSIDIARIES                                          F-2
Balance Sheets - Supplemental Consolidating Information
December 31, 1999                                                    (Continued)
--------------------------------------------------------------------------------
(In Millions)



                                                              Property &                    Credit       Other and
ASSETS                                                        Casualty        Life         Company      Eliminations   Consolidated
                                                              ---------------------------------------------------------------------
Investments:
       Fixed Maturities Available-for-Sale, at Market Value   $ 5,950.8     $10,789.2       $      --      $    90.7      $16,830.7
       Fixed Maturities Held-to-Maturity, at Amortized Cost          --       2,733.3              --             --        2,733.3
       Marketable Equity Securities, at Market Value            1,897.5          33.6              --           73.6        2,004.7
       Mortgage Loans                                              57.5         830.4              --         (117.5)         770.4
       Other Investment Assets                                     17.8          95.4              --          102.7          215.9
       Short-Term Investments                                     287.8         382.8              --         (294.6)         376.0
                                                              ---------------------------------------------------------------------
            Total Investments                                   8,211.4      14,864.7              --         (145.1)      22,931.0
Cash                                                               61.9          23.2             9.2           18.0          112.3
Accrued Investment Income                                         104.2         218.4             4.0            1.5          328.1
Finance Receivables (Less unearned finance charges
       and allowance for doubtful accounts)                          --            --         1,460.6             --        1,460.6
Loans to Affiliates                                                  --            --            58.3          (58.3)            --
Premiums and Other Service Fees Receivable                      1,034.9          13.3              --           10.1        1,058.3
Other Notes and Accounts Receivable                                22.9          65.6             2.0           56.7          147.2
Deferred Income Tax Recoverable
       (Includes tax on unrealized appreciation
       of investment securities)                                    5.4         123.0           (51.5)          28.4          105.3
Reinsurance Recoverables                                          332.3          52.5              --             --          384.8
Deferred Policy Acquisition Costs                                 325.4         273.4              --             --          598.8
Land, Buildings and Equipment for Company Use
       (At cost less accumulated depreciation)                    261.4           1.5             0.3           81.6          344.8
Goodwill (At cost less accumulated amortization)                1,209.0          95.7              --           50.2        1,354.9
Other Assets                                                      134.6          75.1           101.5           32.2          343.4
Separate Account Assets                                              --       1,403.2              --             --        1,403.2
                                                              ---------------------------------------------------------------------
            Total                                             $11,703.4     $17,209.6       $ 1,584.4      $    75.3      $30,572.7
                                                              =====================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
Losses and Loss Adjustment Expense                            $ 4,378.6     $    37.8       $      --      $      --      $ 4,416.4
Life Policy Liabilities                                              --         281.5              --             --          281.5
Unearned Premiums                                               1,844.3           8.8              --             --        1,853.1
Funds Held Under Deposit Contracts                                   --      13,762.9              --             --       13,762.9
Debt:
       Commercial Paper                                              --            --              --          508.8          508.8
       Credit Company Borrowings - Nonaffiliates                     --            --         1,323.1             --        1,323.1
       Credit Company Borrowings - Affiliates                        --            --            92.8          (92.8)            --
       7.875% Notes Due 2005                                         --            --              --          200.0          200.0
       6.875% Notes Due 2007                                         --            --              --          200.0          200.0
       Other                                                         --            --              --           84.2           84.2
Other Liabilities                                               1,052.8         499.2            26.3         (181.5)       1,396.8
Current Income Taxes                                              (10.1)         15.1             2.8           (1.7)           6.1
Separate Account Liabilities                                         --       1,403.2              --             --        1,403.2
                                                              ---------------------------------------------------------------------
            Total Liabilities                                   7,265.6      16,008.5         1,445.0          717.0       25,436.1
                                                              ---------------------------------------------------------------------
Capital Securities                                                   --            --              --          842.5          842.5
                                                              ---------------------------------------------------------------------
Common Stock                                                       25.9          17.0             1.0          797.8          841.7
Additional Paid-In Capital                                      3,010.8         266.3            27.0       (3,304.1)            --
Retained Earnings                                                 815.9       1,130.9           111.4        1,004.5        3,062.7
Total Accumulated Other Comprehensive Income                      585.2        (213.1)             --           17.6          389.7
                                                              ---------------------------------------------------------------------
            Total Shareholders' Equity                          4,437.8       1,201.1           139.4       (1,484.2)       4,294.1
                                                              ---------------------------------------------------------------------
            Total                                             $11,703.4     $17,209.6       $ 1,584.4      $    75.3      $30,572.7
                                                              =====================================================================

SAFECO CORPORATION AND SUBSIDIARIES                                         F-3
Statement of Income - Supplemental Consolidating Information
Year Ended December 31, 2000
-------------------------------------------------------------------------------
(In Millions)

                                                               Property &                      Other and
                                                               Casualty          Life         Eliminations     Consolidated
                                                               ------------------------------------------------------------
REVENUES
     Insurance:
         Property and Casualty Earned Premiums                 $4,563.4          $     --          $     --        $4,563.4
         Life Premiums and Other Revenues                            --             502.7                --           502.7
                                                               ------------------------------------------------------------
             Total                                              4,563.4             502.7                --         5,066.1
     Credit                                                          --                --             143.3           143.3
     Asset Management                                                --                --              42.9            42.9
     Other                                                           --                --              99.4            99.4
     Net Investment Income                                        460.5           1,175.2              (8.5)        1,627.2
     Realized Investment Gain  (Loss)                             154.4             (16.2)              1.3           139.5
                                                               ------------------------------------------------------------
             Total                                              5,178.3           1,661.7             278.4         7,118.4
                                                               ------------------------------------------------------------

EXPENSES

     Losses, Adjustment Expense and Policy Benefits             3,770.0           1,232.2             (14.6)        4,987.6
     Commissions                                                  689.1             104.5                --           793.6
     Personnel Costs                                              342.5              85.9              68.7           497.1
     Interest                                                        --                --             173.1           173.1
     Goodwill Amortization                                         44.0               5.9              10.6            60.5
     Other                                                        270.4             106.3              72.4           449.1
     Amortization of Deferred Policy Acquisition Costs            796.6              37.6                --           834.2
     Deferral of Policy Acquisition Costs                        (783.3)            (52.1)               --          (835.4)
                                                               ------------------------------------------------------------
             Total                                              5,129.3           1,520.3             310.2         6,959.8
                                                               ------------------------------------------------------------

Income Before Income Taxes                                         49.0             141.4             (31.8)          158.6
                                                               ------------------------------------------------------------

Provision (Benefit) for Income Taxes:
     Current                                                      (52.7)             59.8              34.2            41.3
     Deferred                                                      12.2             (10.3)            (44.0)          (42.1)
                                                               ------------------------------------------------------------
             Total                                                (40.5)             49.5              (9.8)           (0.8)
                                                               ------------------------------------------------------------

Income Before Distributions on Capital Securities                  89.5              91.9             (22.0)          159.4

Distributions on Capital Securities, Net of Tax                      --                --             (44.8)          (44.8)
                                                               ------------------------------------------------------------

Net Income  (Loss)                                             $   89.5          $   91.9          $  (66.8)       $  114.6
                                                               ============================================================

SAFECO CORPORATION AND SUBSIDIARIES                                         F-4
Statement of Cash Flows - Supplemental Consolidating Information
Year Ended December 31, 2000
--------------------------------------------------------------------------------
(In Millions)

                                                                         Property &                  Other and
                                                                         Casualty         Life       Eliminations  Consolidated
                                                                         ------------------------------------------------------
OPERATING ACTIVITIES
     Insurance Premiums Received                                        $ 4,572.9       $   317.3        $     --     $ 4,890.2
     Dividends and Interest Received                                        450.8         1,087.5           137.8       1,676.1
     Other Operating Receipts                                                  --            64.7           160.3         225.0
     Insurance Claims and Policy Benefits Paid                           (3,550.0)         (606.5)             --      (4,156.5)
     Underwriting, Acquisition and Insurance Operating Costs Paid        (1,388.5)         (271.2)            6.9      (1,652.8)
     Interest Paid and Distributions on Capital Securities                     --              --          (202.4)       (202.4)
     Other Operating Costs Paid                                                --              --          (126.7)       (126.7)
     Income Taxes Refunded (Paid)                                            51.8           (39.4)           (6.7)          5.7
                                                                        -------------------------------------------------------
               Net Cash Provided by (Used in) Operating Activities          137.0           552.4           (30.8)        658.6
                                                                        -------------------------------------------------------

INVESTING ACTIVITIES
     Purchases of:
          Fixed Maturities Available-for-Sale                              (916.6)       (2,651.8)          (35.6)     (3,604.0)
          Fixed Maturities Held-to-Maturity                                    --            (2.2)             --          (2.2)
          Equities                                                         (247.0)          (20.8)         (104.8)       (372.6)
          Other Investments                                                  (2.7)         (344.5)          (14.8)       (362.0)
     Maturities of Fixed Maturities Available-for-Sale                      161.9           786.5            23.8         972.2
     Maturities of Fixed Maturities Held-to-Maturity                           --             8.7              --           8.7
     Sales of:
          Fixed Maturities Available-for-Sale                               772.0         1,465.0            28.4       2,265.4
          Fixed Maturities Held-to-Maturity                                    --             0.1              --           0.1
          Equities                                                          566.3            28.9            66.5         661.7
          Other Investments                                                  13.2           308.9            90.1         412.2
     Net Decrease (Increase) in Short-Term Investments                      268.6            44.0           (31.2)        281.4
     Finance Receivables Originated or Acquired                                --              --          (684.9)       (684.9)
     Principal Payments Received on Finance Receivables                        --              --           536.0         536.0
     Other                                                                 (318.6)          213.5             7.9         (97.2)
                                                                        -------------------------------------------------------
               Net Cash Provided by (Used in) Investing Activities          297.1          (163.7)         (118.6)         14.8
                                                                        -------------------------------------------------------

FINANCING ACTIVITIES
     Funds Received Under Deposit Contracts                                    --         1,266.0              --       1,266.0
     Return of Funds Held Under Deposit Contracts                              --        (1,603.1)             --      (1,603.1)
     Proceeds from Notes and Mortgage Borrowings                               --              --           300.0         300.0
     Repayment of Notes and Mortgage Borrowings                                --              --           (19.3)        (19.3)
     Net Proceeds from (Repayment of) Short-Term Borrowings                    --             8.5          (316.8)       (308.3)
     Common Stock Reacquired                                                   --              --           (30.4)        (30.4)
     Dividends Paid to Shareholders                                        (362.0)          (49.5)          222.1        (189.4)
     Other                                                                     --              --            (5.0)         (5.0)
                                                                        -------------------------------------------------------
               Net Cash Provided by (Used in) Financing Activities         (362.0)         (378.1)          150.6        (589.5)
                                                                        -------------------------------------------------------
     Net Increase in Cash                                                    72.1            10.6             1.2          83.9

     Cash at the Beginning of Year                                           61.9            23.2            27.2         112.3
                                                                        -------------------------------------------------------

     Cash at the End of the Year                                        $   134.0       $    33.8       $    28.4     $   196.2
                                                                        =======================================================

SAFECO CORPORATION AND SUBSIDIARIES                                         F-5
Summary of Investments Other Than Investments in Related Parties     Schedule I
December 31, 2000
--------------------------------------------------------------------------------
(In Millions)

                                                                                                                 Amount at
                                                                                                                 Which Shown
                                                                                                                  in the
Type of Investment                                                                Cost        Market Value      Balance Sheet
                                                                                  -------------------------------------------
Fixed Maturities Available-for-Sale
      Bonds:
          United States Government and Government
               Agencies and Authorities                                           $ 1,582.5        $ 1,756.2        $ 1,756.2
          States, Municipalities and Political Subdivisions                         2,916.6          3,220.5          3,220.5
          Mortgage-Backed Securities                                                4,344.9          4,474.1          4,474.1
          Foreign Governments                                                         303.6            354.6            354.6
          Public Utilities                                                          1,970.7          1,980.6          1,980.6
          All Other Corporate Bonds                                                 8,942.2          8,726.2          8,726.2
      Redeemable Preferred Stocks                                                     327.6            318.0            318.0
                                                                                  -------------------------------------------

               Total Fixed Maturities Classified as Available-for-Sale(1)          20,388.1        $20,830.2         20,830.2
                                                                                  -----------------=========----------------


Equity Securities
      Common Stocks:
          Public Utilities                                                             15.7        $    65.6             65.6
          Banks, Trust and Insurance Companies                                         34.2            165.5            165.5
          Industrial, Miscellaneous and All Other                                     689.7          1,438.4          1,438.4
      Non-Redeemable Preferred Stocks                                                 136.3            145.9            145.9
                                                                                  -------------------------------------------
               Total Equity Securities                                                875.9        $ 1,815.4          1,815.4
                                                                                  -----------------=========----------------


Other
      Mortgage Loans on Real Estate(1)                                                823.0                             823.0
      Policy Loans                                                                     91.4                              91.4
      Other Investment Assets(1)                                                       68.9                              68.9
      Short-Term Investments                                                          182.3                             182.3
                                                                                  ---------                         ---------
               Total Other                                                          1,165.6                           1,165.6
                                                                                  ---------                         ---------
                     Total Investments                                            $22,429.6                         $23,811.2
                                                                                  =========                         =========



(1) The carrying value of investments in fixed maturities, mortgage loans and real estate (included in other investment assets) that have not produced income for the last twelve months is less than one percent of the total of such investments at December 31, 2000.

SAFECO CORPORATION                                                          F-6
Balance Sheets                                                      Schedule II
(Parent Company Only)

December 31                                                               2000              1999
-------------------------------------------------------------------------------------------------
(In Millions)
ASSETS

Investments:
     Stock of Subsidiaries - At Cost Plus Equity in
         Undistributed Earnings Since Acquisition
         (Includes unrealized appreciation of investment
         securities, net of tax, held by subsidiaries)                  $6,226.9         $5,981.2
     Fixed Maturities Available-for-Sale, at Market Value
         (Amortized cost: $58.4; $77.4)                                     60.5             76.1
     Marketable Equity Securities, at Market Value
         (Cost: $54.8: $22.4)                                               62.6             43.9
     Short-Term Investments                                                 19.1             62.8
                                                                        -------------------------
             Total Investments                                           6,369.1          6,164.0
Cash                                                                         0.1              0.1
Notes Receivable from Affiliated Companies                                 300.0               --
Accounts Receivable from Affiliated Companies                                4.9              2.8
Income Taxes - Current                                                       2.9             11.5
             - Deferred                                                     47.4               --
Other Assets                                                                24.4             21.7
                                                                        -------------------------
             Total Assets                                               $6,748.8         $6,200.1
                                                                        =========================

LIABILITIES AND SHAREHOLDERS' EQUITY

Interest Payable                                                        $   48.7         $   41.8
Accounts Payable                                                            14.3              8.2
Deferred Income Taxes                                                         --              7.0
Dividends Payable to Shareholders                                           47.2             47.7
Debt:
     Commercial Paper                                                      349.8            508.8
     Medium-Term Notes Due 2002                                             50.0             50.0
     7.875% Medium-Term Notes Due 2003                                     300.0               --
     7.875% Notes Due 2005                                                 200.0            200.0
     6.875% Notes Due 2007                                                 200.0            200.0
     8.072% Junior Subordinated Debentures (Capital Securities)            843.0            842.5
                                                                        -------------------------
             Total Liabilities                                           2,053.0          1,906.0
                                                                        -------------------------

Preferred Stock, No Par Value:
     Shares Authorized: 10
     Shares Issued and Outstanding: None
Common Stock, No Par Value:
     Shares Authorized: 300
     Shares Reserved for Options: 7.1; 7.3
     Shares Issued and Outstanding: 127.6; 128.9                           834.5            841.7
Retained Earnings                                                        2,966.4          3,062.7
Total Accumulated Other Comprehensive Income                               894.9            389.7
                                                                        -------------------------
             Total Shareholders' Equity                                  4,695.8          4,294.1
                                                                        -------------------------
             Total Liabilities and Shareholders' Equity                 $6,748.8         $6,200.1
                                                                        =========================

SAFECO CORPORATION                                                          F-7
Statements of Income                                                Schedule II
(Parent Company Only)

Year Ended December 31                                                         2000          1999            1998
-------------------------------------------------------------------------------------------------------------------
(In Millions)
REVENUES
             Dividends -Nonaffiliates                                       $   1.9         $   2.3         $   2.5
             Interest  -Affiliates                                             20.6             0.9             0.2
                       -Others                                                  4.9             7.0             6.6
             Realized Gain (Loss) from Security Investments                     0.8            (0.5)            5.8
                                                                            ---------------------------------------
                   Total                                                       28.2             9.7            15.1
                                                                            ---------------------------------------

EXPENSES
             Interest                                                         157.6           140.9           152.7
             Other                                                              8.6             1.1             1.9
                                                                            ---------------------------------------
                   Total                                                      166.2           142.0           154.6
                                                                            ---------------------------------------

Loss Before Income Taxes                                                     (138.0)         (132.3)         (139.5)
Benefit for Income Taxes
              (Includes provision (benefit) on realized gain (loss):
             $0.3; $(0.2); $2.0)                                              (48.7)          (47.0)          (48.9)
                                                                            ---------------------------------------

Loss Before Equity in Earnings of Subsidiaries                                (89.3)          (85.3)          (90.6)
Equity in Earnings of Subsidiaries                                            203.9           337.5           442.5
                                                                            ---------------------------------------

                   Consolidated Net Income                                  $ 114.6         $ 252.2         $ 351.9
                                                                            =======================================


Dividends Accrued and Received From Subsidiaries (Cash):
             SAFECO Insurance Company of America                            $  93.5         $ 168.0         $ 144.5
             General Insurance Company of America                              53.0           174.0           106.0
             First National Insurance Company of America                       10.0             8.0             9.0
             SAFECO National Insurance Company                                  6.0             7.0             5.5
             SAFECO Insurance Company of Illinois                              14.0            12.0            12.0
             American States Financial Corporation                               --           346.0           233.0
             American States Insurance Company                                132.5              --              --
             American Economy Insurance Company                                43.5              --              --
             American States Preferred Insurance Company                        5.5              --              --
             SAFECO Life Insurance Company                                     49.0              --            90.0
             SAFECO Administrative Services, Inc.                                --              --            14.5
             SAFECO Properties, Inc.                                           45.0            25.7             0.2
             SAFECO Credit Company, Inc.                                        3.6             3.6             3.5
             SAFECO Asset Management Company                                    8.9             1.8             5.6
             Other                                                              0.6              --             2.1
                                                                            ---------------------------------------

                   Total                                                    $ 465.1         $ 746.1         $ 625.9
                                                                            =======================================

SAFECO CORPORATION                                                           F-8
Statements of Cash Flows                                             Schedule II
(Parent Company Only)

Year Ended December 31                                                     2000            1999             1998
----------------------------------------------------------------------------------------------------------------
(In Millions)
OPERATING ACTIVITIES
         Dividends and Interest Received -Affiliates                     $ 486.9         $ 761.3         $ 657.3
                                         -Others                             6.6            10.4             9.2
         Interest Paid                                                    (150.1)         (143.4)         (150.0)
         Other Operating Costs Paid                                         (2.2)           (6.8)           (1.2)
         Income Taxes Refunded                                               6.6            50.0            23.1
                                                                         ---------------------------------------
              Net Cash Provided by Operating Activities                    347.8           671.5           538.4
                                                                         ---------------------------------------

INVESTING ACTIVITIES
         Purchases of:
              Fixed Maturities Available-for-Sale                          (14.9)             --           (25.7)
              Equities                                                     (93.8)           (0.1)           (7.2)
         Maturities of Fixed Maturities Available-for-Sale                  20.0            19.4            25.0
         Sales of:
              Fixed Maturities Available-for-Sale                           13.2              --             3.2
              Equities                                                      63.3             9.7            19.3
         Funds Loaned to Affiliate                                        (300.0)             --              --
         Net Decrease (Increase) in Short-Term Investments                  43.7            19.5           (77.3)
         Other                                                                --              --            (0.4)
                                                                         ---------------------------------------
              Net Cash Provided by (Used in) Investing Activities         (268.5)           48.5           (63.1)
                                                                         ---------------------------------------

FINANCING ACTIVITIES
         Proceeds from Medium-Term Notes                                   300.0              --              --
         Net Repayment of Short-Term Borrowings                           (159.1)         (229.9)          (80.0)
         Common Stock Reacquired                                           (30.4)         (303.1)         (236.8)
         Dividends Paid to Shareholders                                   (189.4)         (192.2)         (187.5)
         Other                                                              (0.4)            5.0             3.8
                                                                         ---------------------------------------
              Net Cash Used in Financing Activities                        (79.3)         (720.2)         (500.5)
                                                                         ---------------------------------------

Net (Decrease) Increase in Cash                                               --            (0.2)          (25.2)
Cash at the Beginning of Year                                                0.1             0.3            25.5
                                                                         ---------------------------------------
Cash at the End of Year                                                  $   0.1         $   0.1         $   0.3
                                                                         =======================================


Statement of Cash Flows
Reconciliation of Net Income to Net Cash Provided by Operating Activities (Parent Company Only)

Year Ended December 31                                                   2000            1999            1998
--------------------------------------------------------------------------------------------------------------
(In Millions)
Net Income                                                             $ 114.6         $ 252.2         $ 351.9
                                                                       ---------------------------------------
Adjustments to Reconcile Net Income to
         Net Cash Provided by Operating Activities:
              Equity in Net Income of Consolidated Subsidiaries         (203.9)         (337.5)         (442.5)
              Dividends Received from Consolidated Subsidiaries          465.1           746.1           625.9
              Realized Investment (Gain) Loss                             (0.8)            0.5            (5.8)
              Other                                                        1.4             1.6             1.9
              Changes in:
                   Accrued Income Taxes                                    8.6             2.6           (27.0)
                   Interest Payable                                        6.9            (3.1)            2.1
                   Other Assets and Liabilities                          (44.1)            9.1            31.9
                                                                       ---------------------------------------
              Total Adjustments                                          233.2           419.3           186.5
                                                                       ---------------------------------------
Net Cash Provided by Operating Activities                              $ 347.8         $ 671.5         $ 538.4
                                                                       =======================================

SAFECO CORPORATION AND SUBSIDIARIES                                         F-9
Supplementary Insurance Information                                Schedule III


December 31, 2000
-------------------------------------------------------------------------------------------------
(In Millions)






                                                        Reserve for                Other Policy
                                                       Future Policy                Claims and
                                           Deferred      Benefits,                Benefits Payable
                                            Policy        Losses,                  (Funds Held
                                         Acquisition    Claims and      Unearned   Under Deposit
Segment                                     Costs      Loss Expenses    Premiums     Contracts)
--------------------------------------------------------------------------------------------------
Property and Casualty:
           Personal Lines:
                 Personal Auto           $     61.5     $  1,134.7      $    437.6
                 Homeowners                    80.9          261.0           403.5
                 Other Personal                24.1           86.4           119.7
           Commercial Lines:
                 SBI                           93.8        1,625.1           534.8
                 SAFECO Commercial             38.6        1,201.4           245.0
           Surety                              12.9          (11.8)           70.4
           Other                                0.3          315.9            15.9
                                         -----------------------------------------
                 Total                        312.1        4,612.7         1,826.9
                                         -----------------------------------------
Life:
           Retirement Services                104.3           14.1              --     $  4,925.8
           Settlement Annuities                  --             --              --        6,167.8
           Group                               17.8          173.1             2.9             --
           Individual                         171.2          229.1             6.7        2,992.1
           Other                                 --             --              --             --
                                         --------------------------------------------------------
                 Total                        293.3          416.3             9.6       14,085.7
                                         --------------------------------------------------------
Credit                                           --             --              --             --
Asset Management                                 --             --              --             --
Other and Eliminations(1)                        --             --              --             --
                                         --------------------------------------------------------
                 Consolidated Totals     $    605.4     $  5,029.0      $  1,836.5     $ 14,085.7
                                         ========================================================

                                         Year Ended December 31, 2000
                                         ----------------------------------------------------------------------------------------
                                         (In Millions)
                                                                                                         Other
                                                                                                        Operating
                                                                                                         Costs
                                                                                                        (Including
                                                                                                       Dividends to
                                                                                                      Policyholders,
                                                                                                         Goodwill
                                                                       Benefits,     Amortization      Amortization
                                                                        Claims,      of Deferred       and Deferral
                                        Premiums and      Net         Losses and         Policy          of Policy        Net
                                        Service Fee    Investment     Adjustment      Acquisition       Acquisition      Premiums
Segment                                   Revenues       Income         Expenses          Costs            Costs)        Written
----------------------------------------------------------------------------------------------------------------------------------
Property and Casualty:
           Personal Lines:
                 Personal Auto           $  1,723.6     $    125.3      $  1,446.9      $    201.6      $    118.4     $  1,725.6
                 Homeowners                   729.8           52.9           626.9           185.9           109.1          738.7
                 Other Personal               186.7           16.3           108.2            55.2            32.3          193.3
           Commercial Lines:
                 SBI                        1,171.7          145.1           948.5           211.3           181.4        1,140.9
                 SAFECO Commercial            683.4           98.5           612.8           121.6           113.6          671.1
           Surety                              61.6            4.6            21.2            21.2             7.9           63.8
           Other                                6.6           17.8             5.5            (0.2)             --            6.3
                                         ----------------------------------------------------------------------------------------
                 Total                      4,563.4          460.5         3,770.0           796.6           562.7     $  4,539.7
                                         ------------------------------------------------------------------------------==========
Life:
           Retirement Services                 36.8          392.5           328.8            22.8            47.7
           Settlement Annuities                 1.2          495.8           440.3              --            30.3
           Group                              313.6            1.9           214.7             5.3            91.2
           Individual                         133.8          207.0           248.4             9.5            58.2
           Other                               17.3           78.0              --              --            23.1
                                         -------------------------------------------------------------------------
                 Total                        502.7        1,175.2         1,232.2            37.6           250.5
                                         -------------------------------------------------------------------------
Credit                                           --             --              --              --           125.0
Asset Management                                 --             --              --              --            30.0
Other and Eliminations(1)                        --           (8.5)          (14.6)             --           169.8
                                         -------------------------------------------------------------------------
                 Consolidated Totals     $  5,066.1     $  1,627.2      $  4,987.6      $    834.2      $  1,138.0
                                         =========================================================================

(1) Real Estate operations reported separately in 1998 are combined with Other and Eliminations in 2000. The real estate operations are currently being disposed of; its operations are not material to the consolidated financial statements.

SAFECO CORPORATION AND SUBSIDIARIES                                         F-9
Supplementary Insurance Information                                Schedule III
                                                                    (Continued)

December 31, 1999
-------------------------------------------------------------------------------------------------
(In Millions)






                                                         Reserve for                   Other Policy
                                                        Future Policy                   Claims and
                                           Deferred       Benefits,                  Benefits Payable
                                            Policy         Losses,                     (Funds Held
                                         Acquisition     Claims and        Unearned    Under Deposit
Segment                                      Costs      Loss Expenses      Premiums      Contracts)
-----------------------------------------------------------------------------------------------------
Property and Casualty:
           Personal Lines:
                 Personal Auto           $      65.6     $   1,125.2      $     435.6
                 Homeowners                     82.5           223.1            394.9
                 Other Personal                 22.8            79.9            118.6
           Commercial Lines:
                 SBI                           102.5         1,561.1            561.1
                 SAFECO Commercial              40.1         1,119.6            255.0
           Surety                               11.6           (58.8)            62.9
           Other                                 0.3           328.5             16.2
                                         --------------------------------------------
                 Total                         325.4         4,378.6          1,844.3
                                         --------------------------------------------
Life:
           Retirement Services                 103.4            12.7               --     $   5,782.3
           Settlement Annuities                   --              --               --         5,823.4
           Group                                13.7            80.9              2.2              --
           Individual                          156.3           225.7              6.6         2,157.2
           Other                                  --              --               --              --
                                         ------------------------------------------------------------
                 Total                         273.4           319.3              8.8        13,762.9
                                         ------------------------------------------------------------
Credit                                            --              --               --              --
Asset Management                                  --              --               --              --
Other and Eliminations(1)                         --              --               --              --
                                         ------------------------------------------------------------
                 Consolidated Totals     $     598.8     $   4,697.9      $   1,853.1     $  13,762.9
                                         ============================================================


                                     Year Ended December 31, 1999
                                     ----------------------------------------------------------------------------------------------
                                     (In Millions)
                                                                                                        Other
                                                                                                      Operating
                                                                                                        Costs
                                                                                                      (Including
                                                                                                      Dividends to
                                                                                                      Policyholders,
                                                                                                        Goodwill
                                                                        Benefits,      Amortization   Amortization
                                                                         Claims,       of Deferred    and Deferral
                                       Premiums and        Net         Losses and         Policy       of Policy          Net
                                       Service Fee      Investment      Adjustment      Acquisition    Acquisition       Premiums
Segment                                  Revenues         Income         Expenses          Costs          Costs)         Written
-----------------------------------------------------------------------------------------------------------------------------------
Property and Casualty:
           Personal Lines:
                 Personal Auto          $   1,725.6     $     131.0     $   1,382.7     $     211.0     $     102.0     $   1,722.5
                 Homeowners                   708.3            51.9           544.5           190.5            92.0           722.5
                 Other Personal               177.7            15.8            97.8            57.2            27.7           182.2
           Commercial Lines:
                 SBI                        1,017.6           141.7           830.8           190.8           179.5         1,115.7
                 SAFECO Commercial            686.4            97.2           553.8           124.8           115.2           676.0,
           Surety                              59.4             3.0            17.9            17.9             8.4            59.8
           Other                                7.9            21.7             4.3             0.8            43.8             5.1
                                        -------------------------------------------------------------------------------------------
                 Total                      4,382.9           462.3         3,431.8           793.0           568.6     $   4,483.8
                                        --------------------------------------------------------------------------------===========
Life:
           Retirement Services                 32.9           410.9           310.5            37.2            43.6
           Settlement Annuities                 1.1           486.6           423.0              --            22.6
           Group                              193.9             1.9           157.1             4.4            53.6
           Individual                         119.8           144.7           181.6             5.5            47.3
           Other                               13.2            76.0              --              --            16.0
                                        ---------------------------------------------------------------------------
                 Total                        360.9         1,120.1         1,072.2            47.1           183.1
                                        ---------------------------------------------------------------------------
Credit                                           --              --              --              --            97.2
Asset Management                                 --              --              --              --            30.7
Other and Eliminations(1)                        --             2.7              --              --           161.1
                                        ---------------------------------------------------------------------------
                 Consolidated Totals    $   4,743.8     $   1,585.1     $   4,504.0     $     840.1     $   1,040.7
                                        ===========================================================================


(1) Real Estate operations reported separately in 1998 are combined with Other and Eliminations in 1999. The real estate operations are currently being disposed of; its operations are not material to the consolidated financial statements.

SAFECO CORPORATION AND SUBSIDIARIES                                         F-9
Supplementary Insurance Information                                Schedule III
                                                                    (Continued)

December 31, 1998
-------------------------------------------------------------------------------------------------
(In Millions)






                                                         Reserve for                  Other Policy
                                                        Future Policy                  Claims and
                                          Deferred        Benefits,                  Benefits Payable
                                           Policy          Losses,                     (Funds Held
                                         Acquisition     Claims and        Unearned    Under Deposit
Segment                                     Costs       Loss Expenses      Premiums     Contracts)
-----------------------------------------------------------------------------------------------------
Property and Casualty:
           Personal Lines:
                 Personal Auto           $      67.6     $   1,046.9      $     438.7
                 Homeowners                     78.8           215.2            380.3
                 Other Personal                 22.8            91.6            117.8
           Commercial Lines:
                 SBI                            87.3         1,504.8            463.0
                 SAFECO Commercial              42.6         1,072.0            268.7
           Surety                                8.2           (59.3)            62.3
           Other                                 0.7           348.7             11.4
                                         --------------------------------------------
                 Total                         308.0         4,219.9          1,742.2
                                         --------------------------------------------
Life:
           Retirement Services                  92.6            12.8               --     $   5,819.0
           Settlement Annuities                   --              --               --         5,531.6
           Group                                 9.8            83.3              2.3              --
           Individual                          110.7           223.5              6.4         1,367.5
           Other                                                  --               --              --
                                         ------------------------------------------------------------
                 Total                         213.1           319.6              8.7        12,718.1
                                         ------------------------------------------------------------
Real Estate                                       --              --               --              --
Credit                                            --              --               --              --
Asset Management                                  --              --               --              --
Other and Eliminations                            --              --               --              --
                                         ------------------------------------------------------------
                 Consolidated Totals     $     521.1     $   4,539.5      $   1,750.9     $  12,718.1
                                         ============================================================


                                        Year Ended December 31, 1998
                                        -------------------------------------------------------------------------------------------
                                        (In Millions)
                                                                                                         Other
                                                                                                       Operating
                                                                                                         Costs
                                                                                                       (Including
                                                                                                      Dividends to
                                                                                                      Policyholders,
                                                                                                        Goodwill
                                                                      Benefits,      Amortization     Amortization
                                                                       Claims,       of Deferred      and Deferral
                                        Premiums and       Net       Losses and         Policy          of Policy          Net
                                         Service Fee   Investment    Adjustment       Acquisition      Acquisition      Premiums
Segment                                    Revenues       Income       Expenses          Costs            Costs)         Written
-----------------------------------------------------------------------------------------------------------------------------------
Property and Casualty:
           Personal Lines:
                 Personal Auto           $   1,729.7    $     139.5    $   1,302.0     $     210.8      $     114.3     $   1,740.5
                 Homeowners                    686.7           54.3          532.9           182.4             98.9           701.4
                 Other Personal                165.2           16.0           95.6            51.7             28.0           178.0
           Commercial Lines:
                 SBI                           911.6          144.2          670.1           175.6            140.7           927.6
                 SAFECO Commercial             640.9           98.9          438.7           110.7            119.3           648.8
           Surety                               58.5            3.4           16.8            14.1              8.4            58.8
           Other                                15.7           23.9            7.1            (0.4)            43.0             1.5
                                         ------------------------------------------------------------------------------------------
                 Total                       4,208.3          480.2        3,063.2           744.9            552.6     $   4,256.6
                                         -------------------------------------------------------------------------------===========
Life:
           Retirement Services                  25.2          411.7          349.8            26.8             79.7
           Settlement Annuities                  1.5          449.4          399.1              --             21.1
           Group                               203.1            2.7          161.1             3.8             55.0
           Individual                          110.2           98.4          135.5             8.6             62.2
           Other                                13.4           78.8             --              --             19.4
                                         --------------------------------------------------------------------------
                 Total                         353.4        1,041.0        1,045.5            39.2            237.4(1)
                                         --------------------------------------------------------------------------
Real Estate                                       --             --             --              --             72.6
Credit                                            --             --             --              --             87.2
Asset Management                                  --             --             --              --             31.2
Other and Eliminations                            --           (2.3)            --              --            115.5
                                         --------------------------------------------------------------------------
                 Consolidated Totals     $   4,561.7    $   1,518.9    $   4,108.7     $     784.1      $   1,096.5
                                         ==========================================================================


(1) Life other operating costs for 1998 include the $46.8 million write-off of deferred acquisition costs.

SAFECO CORPORATION AND SUBSIDIARIES                                         F-10
Reinsurance                                                          Schedule IV
Year Ended December 31
--------------------------------------------------------------------------------
(In Millions)

                                                                                                                      Percentage
                                                              Ceded to           Assumed                              of Amount
                                              Gross             Other          from Other                              Assumed
                                              Amount          Companies         Companies       Net Amount             to Net
                                             ------------------------------------------------------------------------------------
2000
Life Insurance In Force at Year End          $55,077.6        $(8,815.0)        $   184.2        $46,446.8              0.4%
                                             =============================================================

Premiums earned:
          Life Insurance                     $   231.7        $   (18.8)        $    16.6        $   229.5              7.2%
          Accident/Health Insurance              269.1            (15.1)             19.2            273.2              7.0%
          Property/Casualty Insurance          4,717.6           (163.0)              8.8          4,563.4              0.2%
                                             -------------------------------------------------------------
              Total                          $ 5,218.4        $  (196.9)        $    44.6        $ 5,066.1              0.9%
                                             =============================================================


1999
Life Insurance In Force at Year End          $48,021.0        $(6,168.8)        $   153.8        $42,006.0              0.4%
                                             =============================================================

Premiums earned:
          Life Insurance                     $   215.2        $   (14.2)        $     0.7        $   201.7              0.3%
          Accident/Health Insurance              171.9            (12.7)               --            159.2              0.0%
          Property/Casualty Insurance          4,539.4           (164.4)              7.9          4,382.9              0.2%
                                             -------------------------------------------------------------
              Total                          $ 4,926.5        $  (191.3)        $     8.6        $ 4,743.8              0.2%
                                             =============================================================


1998
Life Insurance In Force at Year End          $45,009.4        $(5,378.4)        $   192.2        $39,823.2              0.5%
                                             =============================================================

Premiums earned:
          Life Insurance                     $   198.8        $   (13.1)        $     0.9        $   186.6              0.5%
          Accident/Health Insurance              174.8             (9.6)              1.6            166.8              1.0%
          Property/Casualty Insurance          4,378.5           (188.5)             18.3          4,208.3              0.4%
                                             -------------------------------------------------------------
              Total                          $ 4,752.1        $  (211.2)        $    20.8        $ 4,561.7              0.5%
                                             =============================================================

SAFECO CORPORATION
Supplemental Information Concerning Consolidated                            F-11
Property-Casualty Insurance Operations                               Schedule VI
--------------------------------------------------------------------------------
(In Millions)

Affiliation with Registrant: Property-Casualty Subsidiaries:

December 31                                                                2000                1999               1998
-------------------------------------------------------------------------------------------------------------------------
          Deferred Policy Acquisition Costs                              $  312.1            $  325.4            $  308.0

          Reserve for Losses and Adjustment Expenses                      4,612.7             4,378.6             4,219.9

          Discount Deducted from Loss Reserves                                 --                  --                  --

          Unearned Premiums                                               1,826.9             1,844.3             1,742.2


Year Ended December 31                                                     2000                1999                1998
-------------------------------------------------------------------------------------------------------------------------
          Earned Premiums                                                $4,563.4            $4,382.9            $4,208.3

          Net Investment Income                                             460.5               462.3               480.2

          Loss and Adjustment Expenses Incurred Related to:
              Current Year                                                3,621.7             3,353.0             3,163.2
              Prior Year                                                    148.3                78.8              (100.0)

          Amortization of Deferred Policy Acquisition Expenses              796.6               793.0               744.9

          Paid Losses and Adjustment Expenses                             3,570.0             3,329.0             3,178.8

          Net Premiums Written                                            4,539.7             4,483.8             4,256.6

SAFECO CORPORATION AND SUBSIDIARIES
Exhibit Index
--------------------------------------------------------------------------------


       Exhibit 3.1            Bylaws (as last amended January 26, 2001).

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

       Exhibit 4.8* Indenture, dated as of February 15, 2000, among SAFECO and The Chase Manhattan Bank, N.A., as Trustee, filed as Exhibit 4.8 to SAFECO's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 1-6563), is incorporated herein by this reference.

       Exhibit 4.9*           Form of 7.875% Notes due 2003, filed as Exhibit
                              4.9 to SAFECO's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 1-6563), is incorporated herein by this reference.

       Exhibit 4.10 Form of SAFECO Agency Stock Purchase Plan Terms and Conditions as Agreed to by the Agency.

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

       Exhibit 10.3*          SAFECO Corporation Deferred Compensation
                              Plan for Directors, As Amended and Restated on August 2, 2000, filed as Exhibit 10.1 to SAFECO's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (File No. 1-6563), is incorporated herein by this reference.

SAFECO CORPORATION AND SUBSIDIARIES
Exhibit Index                                                        (Continued)
--------------------------------------------------------------------------------


       Exhibit 10.4* SAFECO Deferred Compensation Plan for Executives, As Amended and Restated on August 2, 2000, filed as Exhibit 10.2 to SAFECO's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (File No. 1-6563), is incorporated herein by this reference.

       Exhibit 10.5* The following documents are incorporated herein by this reference: Form of Executive Severance Agreements between SAFECO and each of Rod A. Pierson and James W. Ruddy, in each case dated March 11, 1999, and between SAFECO and Boh A. Dickey dated May 5, 1999, filed as Exhibit 10.1 to SAFECO's Quarterly Report on Form 10-Q for the quarter ended March 31,1999 (File No. 1-6563); and Executive Severance Agreement between SAFECO, SAFECO Life Insurance Company and Randall H. Talbot dated March 11, 1999, filed as Exhibit 10.2 to SAFECO's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 (File No. 1-6563).

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

       Exhibit 10.12* Separation Agreement between SAFECO Insurance Company of America and W. Randall Stoddard dated August 2, 2000, filed as Exhibit 10.3 to SAFECO's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (File No. 1-6563), is incorporated herein by this reference.

       Exhibit 10.13 Separation Agreement between SAFECO Corporation and Roger H. Eigsti dated October 3, 2000.

       Exhibit 11             Computation of Income Per Share

       Exhibit 12             Computation of Ratio of Earnings to Fixed Charges

       Exhibit 13             2000 Annual Report to Shareholders

       Exhibit 21             Subsidiaries of the Registrant


* Copies of Exhibits are available without charge by making a written request to:

                               Rod A. Pierson
                               Senior Vice President and Chief Financial Officer SAFECO Corporation
                               SAFECO Plaza, Seattle, Washington 98185