Form 10-Q
period 2001-03-31
SAFECO CORP
filed 2001-05-14
CIK 86104

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 2001

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


                                 (206) 545-5000
                                   (Telephone)



       127,746,347 shares of no par value common stock were outstanding at March 31, 2001.

            Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ].

                      SAFECO CORPORATION AND SUBSIDIARIES
                        TABLE OF CONTENTS AND SIGNATURES
--------------------------------------------------------------------------------

Part I - Financial Information

                                                                                Page
                                                                                ----

     Item 1. Financial Statements:
              Consolidated Balance Sheets
                 March 31, 2001 and December 31, 2000                             3

              Statements of Consolidated Income (Loss) and Retained Earnings
                 for the Three Months Ended March 31, 2001 and 2000               5

              Statements of Consolidated Cash Flows
                 for the Three Months Ended March 31, 2001 and 2000               6

              Statements of Consolidated Comprehensive Income (Loss)
                 for the Three Months Ended March 31, 2001 and 2000               7

              Condensed Notes to Consolidated Financial Statements                8

     Item 2. Management's Discussion and Analysis of Financial Condition and
                 Results of Operations                                           13

Part II - Other Information

     Item 1. Legal Proceedings                                                   20

     Item 6. Exhibits and Reports on Form 8-K                                    21



                                   SIGNATURES

              Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             SAFECO CORPORATION
                                             ---------------------------------
                                             Registrant

                                             /s/  ROD A. PIERSON
                                             ---------------------------------
                                             Rod A. Pierson
                                             Senior Vice President
              Dated May 14, 2001             and Chief Financial Officer

                                             /s/  H. PAUL LOWBER
                                             ---------------------------------
                                             H. Paul Lowber
                                             Vice President, Controller
              Dated May 14, 2001             and Chief Accounting Officer

                      SAFECO CORPORATION AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS
                           CONSOLIDATED BALANCE SHEETS
                                 (In Millions)
--------------------------------------------------------------------------------


                                                                                   March 31       December 31
                       ASSETS                                                        2001            2000
                       ------                                                     -----------     ----------
                                                                                  (Unaudited)

Investments:

   Fixed Maturities Available-for-Sale, at Market Value
     (Amortized cost:  $19,416.2; $20,388.1)                                      $  20,164.4    $  20,830.2

   Marketable Equity Securities, at Market Value
     (Cost:  $800.4; $875.9)                                                          1,590.0        1,815.4

   Mortgage Loans                                                                       818.2          823.0

   Other Investment Assets                                                              196.7          160.3

   Short-Term Investments                                                               504.5          182.3
                                                                                  -----------     ----------

            Total Investments                                                        23,273.8       23,811.2


Cash                                                                                    247.2          186.3

Accrued Investment Income                                                               328.4          327.8

Premiums and Other Service Fees Receivable                                            1,014.4        1,063.0

Other Notes and Accounts Receivable                                                     130.5           37.6

Deferred Income Tax Recoverable                                                         171.8             --

Reinsurance Recoverables                                                                462.8          461.7

Deferred Policy Acquisition Costs                                                       607.1          605.4

Land, Buildings and Equipment for Company Use
     (At cost less accumulated depreciation)                                            533.5          440.1

Goodwill and Intangibles (Accumulated amortization:  $51.6; $202.8) (Note 3)             91.2        1,307.4

Other Assets                                                                            212.2          260.9

Net Assets of Discontinued Credit Operations (Note 1)                                   755.2          481.2

Separate Account Assets                                                               1,147.3        1,275.1
                                                                                  -----------    -----------

            TOTAL                                                                 $  28,975.4    $  30,257.7
                                                                                  ===========    ===========


                                   (continued)


See Condensed Notes to Consolidated Financial Statements on pages 8 through 12.

                      SAFECO CORPORATION AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS
                    CONSOLIDATED BALANCE SHEETS (Continued)
                                 (In Millions)
--------------------------------------------------------------------------------


                                                                                    March 31       December 31
            LIABILITIES AND SHAREHOLDERS' EQUITY                                       2001           2000
            ------------------------------------     -                             -----------     -----------
                                                                                   (Unaudited)

Losses and Adjustment Expense                                                      $   4,665.2     $   4,686.9

Life Policy Liabilities                                                                  323.0           342.1

Unearned Premiums                                                                      1,834.7         1,836.5

Funds Held Under Deposit Contracts                                                    14,076.0        14,085.7

Debt:

   Commercial Paper                                                                      269.2           349.8

   Medium-Term Notes Due 2003                                                            313.4           300.0

   7.875% Notes Due 2005                                                                 200.0           200.0

   6.875% Notes Due 2007                                                                 200.0           200.0

   Other ($6.3 maturing within one year)                                                  79.1            80.7

Other Liabilities                                                                      1,133.2         1,269.1

Current Income Taxes                                                                      13.2            25.8

Deferred Income Taxes
     (Includes tax on unrealized appreciation of investment securities:
         $534.4; $483.8)                                                                  --              67.2

Separate Account Liabilities                                                           1,147.3         1,275.1
                                                                                   -----------     -----------

            Total Liabilities                                                         24,254.3        24,718.9
                                                                                   -----------     -----------

Corporation-Obligated, Mandatorily Redeemable Capital Securities of
   Subsidiary Trust Holding Solely Junior Subordinated Debentures
   of the Corporation ("Capital Securities")                                             843.1           843.0
                                                                                   -----------     -----------

Preferred Stock, No Par Value:
   Shares Authorized: 10
   Shares Issued and Outstanding:  None                                                   --              --

Common Stock, No Par Value:
   Shares Authorized: 300
   Shares Reserved for Options: (6.8, 7.1)
   Shares Issued and Outstanding: (127.7; 127.6)                                         837.3           834.5

Retained Earnings                                                                      2,059.5         2,966.4

Total Accumulated Other Comprehensive Income - Net of Tax
   Unrealized Appreciation of Investment Securities                                      988.5           894.9
   Unrealized Depreciation from Derivative Instruments and Hedging Activities             (7.3)             --
                                                                                   -----------     -----------
            Total Shareholders' Equity                                                 3,878.0         4,695.8
                                                                                   -----------     -----------
            TOTAL                                                                  $  28,975.4     $  30,257.7
                                                                                   ===========     ===========



See Condensed Notes to Consolidated Financial Statements on pages 8 through 12.

                      SAFECO CORPORATION AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS
         STATEMENTS OF CONSOLIDATED INCOME (LOSS) AND RETAINED EARNINGS
                     (In Millions Except Per Share Amounts)
--------------------------------------------------------------------------------


                                                                                     Three Months Ended
                                                                                         March 31
                                                                                 ----------------------------
                                                                                    2001              2000
                                                                                 ------------    ------------
                                                                                         (Unaudited)
REVENUES:
   Insurance:
     Property and Casualty Earned Premiums                                       $   1,116.5     $   1,131.7
     Life Premiums and Other Revenues                                                  134.6           125.2
                                                                                 ------------    ------------
       Total                                                                         1,251.1         1,256.9
   Asset Management                                                                      9.1            10.4
   Other                                                                                24.5            25.9
   Net Investment Income                                                               414.8           405.7
   Realized Investment Gain                                                             33.4            31.1
                                                                                 ------------    ------------
       Total                                                                         1,732.9         1,730.0
                                                                                 ------------    ------------

EXPENSES:
   Losses, Adjustment Expense and Policy Benefits                                     1,223.1         1,238.6
   Commissions                                                                          197.9           201.8
   Personnel Costs                                                                      127.3           118.2
   Interest                                                                              17.0            17.8
   Goodwill Amortization (Note 3)                                                        15.2            14.8
   Write-Off of Goodwill (Note 3)                                                     1,201.0            --
   Other                                                                                113.3           104.4
   Amortization of Deferred Policy Acquisition Costs                                    206.2           212.4
   Deferral of Policy Acquisition Costs                                                (213.4)         (212.1)
                                                                                 ------------    ------------
       Total                                                                          2,887.6         1,695.9
                                                                                 ------------    ------------
Income (Loss) from Continuing Operations before Income Taxes                         (1,154.7)           34.1
                                                                                 ------------    ------------
Provision (Benefit) for Income Taxes:
    Current                                                                               6.2            (1.0)
    Deferred                                                                           (289.2)           (2.6)
                                                                                 ------------    ------------
       Total                                                                           (283.0)           (3.6)
                                                                                 ------------    ------------

Income (Loss) from Continuing Operations before Distributions on
  Capital Securities                                                                   (871.7)           37.7

Distributions on Capital Securities, Net of Tax                                         (11.2)          (11.2)
                                                                                 ------------    ------------
Income (Loss) from Continuing Operations                                               (882.9)           26.5

Income from Discontinued Credit Operations, Net of Tax                                    2.2             3.3
                                                                                 ------------    ------------
Income (Loss) before Cumulative Effect of Change in Accounting Principle               (880.7)           29.8

Cumulative Effect of Change in Accounting Principle - FAS 133, Net of Tax                (2.1)           --
                                                                                 ------------    ------------

Net Income (Loss)                                                                      (882.8)           29.8

Retained Earnings, Beginning of Period                                                2,966.4         3,062.7
Amortization of Underwriting Compensation on Capital Securities                          (0.1)           (0.1)
Dividends Declared                                                                      (23.6)          (47.2)
Common Stock Reacquired                                                                  (0.4)          (21.4)
                                                                                 ------------    ------------
Retained Earnings, End of Period                                                 $    2,059.5    $    3,023.8
                                                                                 ============    ============

Net Income (Loss) Per Share of Common Stock:
    Income (Loss) from Continuing Operations                                     $      (6.91)   $       0.20
    Income from Discontinued Credit Operations                                           0.02            0.03
                                                                                 ------------    ------------
    Income (Loss) before Cumulative Effect of Change in Accounting Principle            (6.89)           0.23
    Cumulative Effect of Change in Accounting Principle                                 (0.02)          --
                                                                                 ------------    ------------

    Net Income (Loss): Diluted                                                   $      (6.91)   $       0.23
                                                                                 ============    ============
                      Basic                                                      $      (6.91)   $       0.23
                                                                                 ============    ============

Dividends Paid to Common Shareholders                                            $       0.37    $       0.37
                                                                                 ============    ============

Average Number of Shares Outstanding During the Period: Diluted                         127.7           128.2
                                                                                 ============    ============
                                                        Basic                           127.6           128.2
                                                                                 ============    ============

See Condensed Notes to Consolidated Financial Statements on pages 8 through 12.

                      SAFECO CORPORATION AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS
                     STATEMENTS OF CONSOLIDATED CASH FLOWS
                                 (In Millions)
--------------------------------------------------------------------------------


                                                                         Three Months Ended
                                                                              March 31
                                                                     -------------------------
                                                                       2001            2000
                                                                     ----------     ----------
                                                                            (Unaudited)
OPERATING ACTIVITIES
   Insurance Premiums Received                                       $  1,234.5     $  1,196.3
   Dividends and Interest Received                                        399.3          373.3
   Other Operating Receipts                                                59.1           56.8
   Insurance Claims and Policy Benefits Paid                           (1,115.3)        (987.6)
   Underwriting, Acquisition and Insurance Operating Costs Paid          (406.7)        (456.0)
   Interest Paid and Distributions on Capital Securities                  (57.5)         (49.8)
   Other Operating Costs Paid                                             (47.8)         (33.3)
   Income Taxes (Paid) Refunded                                            (9.3)           3.4
                                                                     ----------     ----------

           Net Cash Provided by Operating Activities                       56.3          103.1
                                                                     ----------     ----------

INVESTING ACTIVITIES
   Purchases of:
      Fixed Maturities Available-for-Sale                                (537.9)      (1,269.3)
      Fixed Maturities Held-to-Maturity                                     -             (0.3)
      Equities                                                            (69.8)        (159.0)
      Other Investment Assets                                             (76.2)         (95.8)
   Maturities of Fixed Maturities Available-for-Sale                      212.5          209.4
   Maturities of Fixed Maturities Held-to-Maturity                          -              1.4
   Sales of:
      Fixed Maturities Available-for-Sale                               1,214.2          563.2
      Equities                                                            158.8          137.3
      Other Investment Assets                                             116.6          190.1
   Net Decrease (Increase) in Short-Term Investments                     (322.2)         196.0
   Other                                                                  (28.3)         (29.1)
                                                                     ----------     ----------

           Net Cash Provided by (Used in) Investing Activities            667.7         (256.1)
                                                                     ----------     ----------

FINANCING ACTIVITIES
   Funds Received Under Deposit Contracts                                  89.9          480.4
   Return of Funds Held Under Deposit Contracts                          (372.6)        (330.9)
   Proceeds from Borrowings                                                 -            300.0
   Repayment of Borrowings                                                 (1.7)          (0.4)
   Net Proceeds (Repayment) of Short-Term Borrowings                      (75.1)          84.2
   Common Stock Reacquired                                                 (0.5)         (30.1)
   Dividends Paid to Shareholders                                         (47.2)         (47.7)
   Other                                                                   18.1           10.1
                                                                     ----------     ----------

           Net Cash (Used in) Provided by Financing Activities           (389.1)         465.6
                                                                     ----------     ----------

Cash Used in Discontinued Credit Operations                              (274.0)        (312.6)

Net Increase in Cash                                                       60.9            0.0
Cash at the Beginning of Period                                           186.3          103.1
                                                                     ----------     ----------
Cash at the End of Period                                            $    247.2     $    103.1
                                                                     ==========     ==========


                                   (continued)

See Condensed Notes to Consolidated Financial Statements on pages 8 through 12.

                       SAFECO CORPORATION AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS
               STATEMENTS OF CONSOLIDATED CASH FLOWS (Continued)
                                 (In Millions)
--------------------------------------------------------------------------------

                                                                     Three Months Ended
                                                                            March 31
                                                                    ------------------------
                                                                       2001         2000
                                                                    ----------     --------
                                                                          (Unaudited)
Net Income (Loss)                                                   $   (882.8)    $   29.8
                                                                    ----------     --------

Adjustments to Reconcile Net Income to Net Cash
    Provided by Operating Activities:
       Income from Discontinued Credit Operations , Net of Tax            (2.2)        (3.3)
       Cumulative Effect of Change in Accounting Principle                 2.1          -
       Realized Investment Gain                                          (33.4)       (31.1)
       Amortization and Depreciation                                      21.9         31.5
       Write-off of Goodwill                                           1,201.0         --
       Amortization of Fixed Maturity Investments                        (16.9)        (9.0)
       Deferred Income Tax Benefit                                      (289.2)        (2.6)
       Interest Expense on Deposit Contracts                             141.2        126.5
       Other Adjustments                                                  (0.3)        (2.4)
       Changes in:
          Losses and Adjustment Expense                                  (21.7)       106.5
          Life Policy Liabilities                                        (19.1)        25.2
          Unearned Premiums                                               (1.8)        23.9
          Accrued Income Taxes                                           (12.6)        (7.8)
          Accrued Interest on Accrual Bonds                              (10.9)       (11.7)
          Accrued Investment Income                                       (0.6)       (14.9)
          Deferred Policy Acquisition Costs                               (1.7)        (0.3)
          Other Assets and Liabilities                                   (16.7)      (157.2)
                                                                    ----------     --------

            Total Adjustments                                            939.1         73.3
                                                                    ----------     --------

Net Cash Provided by Operating Activities                           $     56.3     $  103.1
                                                                    ==========     ========





                       SAFECO CORPORATION AND SUBSIDIARIES
             STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)
                                 (In Millions)
--------------------------------------------------------------------------------

                                                                         Three Months Ended
                                                                              March 31
                                                                       --------------------
                                                                         2001         2000
                                                                       --------     -------
                                                                           (Unaudited)

Net Income (Loss)                                                      $ (882.8)    $  29.8

Other Comprehensive Income, Net of Taxes:
    Change in Unrealized Appreciation of Investment Securities             93.6        23.2
    Change in Unrealized Depreciation from Derivative Instruments
             and Hedging Activities                                        (7.3)       --
                                                                       --------     -------

Comprehensive Income (Loss)                                            $ (796.5)    $  53.0
                                                                       ========     =======


See Condensed Notes to Consolidated Financial Statements on pages 8 through 12.

                       SAFECO CORPORATION AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS
        CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
     (Amounts in Millions, except per share amounts, unless otherwise noted)
--------------------------------------------------------------------------------

Note 1 - Nature of Operations and Summary of Significant Accounting Policies

SAFECO Corporation ("SAFECO" or the "Company") is a Washington corporation that owns operating subsidiaries in various segments of insurance and other financially related businesses. SAFECO's businesses operate on a nationwide basis.

The accompanying unaudited consolidated financial statements and condensed notes have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation of results for the interim periods have been included. It is suggested that these consolidated financial statements and condensed notes be read in conjunction with the financial statements and notes incorporated by reference in the Corporation's Form 10-K for the year ended December 31, 2000 which has been previously filed with the Securities and Exchange Commission.

On March 14, 2001, the Corporation announced its intentions to sell its credit subsidiary. On March 31, 2001, a plan of disposal was formalized establishing the measurement date as March 31, 2001; consequently, SAFECO Credit Company, Inc. is now accounted for as a discontinued operation. See additional disclosure regarding segment data (Note 4) on page 11 of this report.

Effective March 31, 2001, SAFECO elected to change its accounting policy for assessing goodwill from one based on undiscounted cash flows to one based on a market-value method. The Company believes that the market-value method is a preferable way to assess the current value of goodwill. As a result, SAFECO recorded a write-off of $1,201.0 ($916.9 after-tax or $7.17 per share). See additional disclosure in Note 3 on page 10 of this report.

Certain reclassifications have been made to the prior year financial information to conform to the current year classifications.


Note 2 - New Accounting Standards

The Financial Accounting Standards Board ("FASB") issued Statement 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), in June 1998. The Statement amends or supersedes several previous FASB statements and requires the recognition of all derivatives (including certain derivative instruments embedded in other contracts) as either assets or liabilities in the statement of financial position and measuring those instruments at fair value. The accounting for changes in such fair values depends on the use of the derivative. In June 2000, the FASB issued Statement 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", which addresses a limited number of implementation issues arising from SFAS 133.

Effective January 1, 2001, the Company adopted SFAS 133, as amended. All derivatives, whether designated anew in hedging relationships on January 1, 2001 or not, are required to be recorded on the balance sheet at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability (fair value hedge), (b) a hedge of the exposure to variable cash flows of a forecasted transaction (cash flow hedge), or (c) a hedge of the foreign currency exposure of a net investment in foreign operation.

As a result of adopting SFAS 133 on January 1, 2001 and in accordance with the transition provisions, the Company recorded a loss of $3.2 ($2.1 after-tax or $0.02 per share), which represents the cumulative effect of the adoption in the Statements of Consolidated Income. In addition, the Company also recorded a loss of $3.0 ($1.9 after-tax) to accumulated other comprehensive income (AOCI) related to the adoption impact of SFAS 133.

                       SAFECO CORPORATION AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS
   CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
     (Amounts in Millions, except per share amounts, unless otherwise noted)
-------------------------------------------------------------------------------

For the three months ended March 31, 2001, Realized Investment Gain included a gain of $2.3 related to fair value hedge ineffectiveness. Interest expense included a loss of $1.7 that was comprised of $1.6 related to cash flow hedge ineffectiveness and $0.1 for the change in fair value of swaptions not designated as hedging instruments. AOCI included a loss of $8.5 ($5.4 after-tax) for the changes in fair value of cash flow hedges.

The Company's derivatives and hedges are described further below:

Fair Value Hedges

The Company uses interest rate swaps to offset the change in value of certain fixed rate assets and liabilities. In calculating the effective portion of the fair value hedges, the changes in the fair value of the hedge and the hedged item are recognized in realized gains in the Statements of Consolidated Income. Differences between the changes in the fair value of the hedge and the hedged item represents hedge ineffectiveness and are recognized in realized gain or loss. Fair value hedge ineffectiveness resulted in a gain of approximately $2.3 for the three months ended March 31, 2001. At January 1, 2001, the cumulative effect of the adoption of SFAS 133 related to fair value hedges was a loss of $2.6 ($1.7 after-tax). This cumulative loss at adoption was reported as the cumulative effect of change in accounting principle reported in the Statements of Consolidated Income.

Cash Flow Hedges

The Company also uses interest rate swaps to hedge the variability of future cash flows associated with variable rate debt. In calculating the effective portion of cash flow hedges, the changes in the fair value of the hedge and the related debt are recognized in AOCI. Differences between the changes in the fair value of the hedge and the hedged items represents hedge ineffectiveness and are recognized in interest expense. Cash flow hedge ineffectiveness resulted in a additional interest expense of $2.0 for the three months ended March 31, 2001. At March 31, 2001, the Company recorded a loss of $8.5 ($5.4 after-tax) related to the current quarter changes in fair value of the cash flow hedge in AOCI. At January 1, 2001, the cumulative effect of the adoption of SFAS 133 was a loss of $3.0 ($1.9 after-tax) and was recorded to AOCI. At March 31, 2001, the sum of the cumulative effect at adoption and current quarter impact loss totaling $11.5 ($7.3 after-tax) was recorded in AOCI related to changes in fair value of the cash flow hedges. The Company estimates that $1.9 of derivative instrument and hedging activity gains included in AOCI will be reclassified into earnings during the next twelve months.

Other Derivatives

The Company owns a few derivatives (swaptions) that do not qualify for hedge treatment as defined under SFAS 133. These swaptions are interest rate swaps written by financial institutions that can be extended at expiration for another term at the financial institution's option. Changes in the fair value of the swaptions are recognized in interest expense. As of March 31, 2001, a loss of $0.1 was reported as an increase to interest expense. At January 1, 2001, the cumulative effect of the adoption of SFAS 133 related to the swaptions was a loss of $0.6 ($0.4 after-tax). This cumulative loss at adoption was reported as the cumulative effect of change in accounting principle reported in the Statements of Consolidated Income.

In 1997, the Company introduced an equity-indexed annuity (EIA) product that credits the policyholder based on a percentage of the gain in the S&P 500 Index. The Company has a hedging program with the objective to hedge the exposure to changes in the S&P 500. The program consists of buying and writing S&P 500 options, buying Treasury interest rate futures and trading S&P 500 futures and swaps. Sales of the EIA product were suspended in the fourth quarter of 1998. As permitted under a grandfathering clause in SFAS 133, the Company elected not to apply the fair value adjustment requirement of this statement to the embedded derivatives contained in the liability related to EIA products sold prior to January 1, 1999. The change in fair value of the options, futures and swaps used to hedge the EIA liability is recognized as an adjustment to Realized Investment Gain in the Statements of Consolidated Income. As of March 31, 2001, the Company recorded gains of $1.6 on these options, futures and swaps.

                       SAFECO CORPORATION AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS
   CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
     (Amounts in Millions, except per share amounts, unless otherwise noted)
 ------------------------------------------------------------------------------

SAFECO has a wholly-owned subsidiary that engages in a limited amount of derivative trading. Trading activities include the writing of S&P Index options and selling credit protection through credit default swaps. These activities are not designated as hedging activities under SFAS 133 and changes in the fair values of these investments and the realized gain or loss are recognized in Net Investment Income. As of March 31, 2001, the Company recorded changes in the fair value and realized gains totaling $1.5 on these activities.

The Company formally documents all relationships between the hedging instruments and hedged items, as well as its risk-management objectives and strategies for undertaking various hedge transactions. The Company links all hedges that are designated as fair value hedges to specific assets or liabilities on the balance sheet. The Company links all hedges that are designated as cash flow hedges to forecasted transactions. The Company also assesses, both at the inception of the hedge and on an on-going basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. When it is determined that a derivative is not highly effective as a hedge, the Company discontinues hedge accounting prospectively. No fair value hedges or cash flow hedges were derecognized or discontinued during the three months ended March 31, 2001.


Note 3 - Change in Accounting for Goodwill

Effective March 31, 2001, the Company elected to change its method for assessing the recoverability of goodwill from one based on undiscounted cash flows to one based on a market-value method. The Company believes that this change in accounting principle to the market-value method is a preferable way to assess the current value of goodwill. As a result of the change to a market-value methodology, the Company wrote off all its goodwill as of March 31, 2001. The pretax amount of the write-off was $1,201.0; the related deferred tax benefit amount was $284.1. On an after-tax basis, the write-off totaled $916.9 or $7.17 per share.

The market value method used to assess the recoverability of goodwill compares the Company's market capitalization (stock price multiplied by shares outstanding) to the reported book value (total shareholders' equity) of the Company. Given the extent of the shortfall of market capitalization compared to the reported book value as of March 31, 2001 and that a similar shortfall had existed for almost two years, the Company concluded that under the new method the entire goodwill asset was impaired and a write-off of the full amount was necessary. The vast majority of this goodwill (98%) resulted from the 1997 acquisition of American States Financial Corporation whose operations have been fully integrated into those of the Company.

The details of the write-off by business segment are presented below.

                                            GROSS                   WRITE-OFF,
                 SEGMENT                  WRITE-OFF   TAX BENEFIT  NET OF TAX
      -----------------------------      ----------   -----------  ----------
      Property & Casualty Insurance      $  1,152.1    $  273.9    $  878.2
      Life Insurance                           32.3         6.7        25.6
      Other                                    16.6         3.5        13.1
                                         ----------    --------    --------

          Total                          $  1,201.0    $  284.1    $  916.9
                                         ==========    ========    ========

                       SAFECO CORPORATION AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS
   CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
     (Amounts in Millions, except per share amounts, unless otherwise noted)
-------------------------------------------------------------------------------

Note 4 - Segment Data

The operating segments are presented based on SAFECO's internal reporting structure and how management analyzes the operating results. These segments generally represent groups of related products.

The property and casualty operations include four main reportable underwriting segments. The underwriting segments are Personal Lines, Commercial Lines, Surety and Other. Personal Lines is further split into Personal Auto, Homeowners and Other. Commercial Lines is further split into Business Insurance and Commercial Insurance. Business Insurance delivers insurance products and services to small-to-medium sized businesses, while Commercial Insurance delivers insurance products and services to medium-to-large complex commercial clients.

The life operations include five reportable segments that include Retirement Services, Income Annuities, Group, Individual and Other.

Asset Management and Credit are distinct operations managed separately from the insurance operations. As disclosed in Note 1 on page 8, SAFECO Credit is now accounted for as a discontinued operation.

Other and Eliminations include corporate investment income, corporate expenses, results of the real estate operations and eliminations, none of which are individually significant.

                       SAFECO CORPORATION AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS
   CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
     (Amounts in Millions, except per share amounts, unless otherwise noted)
-------------------------------------------------------------------------------

Note 4 - Segment Data (continued)

THREE MONTHS ENDED                                   UNDERWRITING  PRETAX INCOME   NET INCOME        TOTAL
MARCH 31, 2001                          REVENUES     GAIN (LOSS)      (LOSS)*        (LOSS)          ASSETS
------------------------------       ------------   ------------  --------------  ------------   -------------
Property and Casualty Insurance:
     Personal Lines:
         Personal Auto                $    427.5    $ (27.6)      $       3.8                      $   2,863.6
         Homeowners                        182.2      (33.1)            (19.7)                         1,257.5
         Other Personal                     49.1        1.0               5.3                            382.6
     Commercial Lines:
         Business Insurance                271.9      (27.4)              6.2                          3,481.6
         Commercial Insurance              166.7      (43.8)            (20.4)                         2,267.9

     Surety                                 17.9        2.2               3.4                            134.3
     Other                                   1.2        1.0              (1.1)                           365.9
     Write-off of Goodwill                    --         --          (1,152.1)                              --
                                      ----------    -------        ----------                      -----------
         Total                           1,116.5    $(127.7)         (1,174.6)     $    (850.4)       10,753.4
                                      ----------    =======        ----------                      -----------

Life Insurance:
     Retirement Services                     7.7                          3.4                          5,918.6
     Income Annuities                        0.1                         10.4                          6,742.9
     Group                                  83.9                          6.7                            158.7
     Individual                             38.0                          6.8                          3,684.1
     Other                                   4.9                         18.9                          1,097.8
     Write-off of Goodwill                    --                        (32.3)                              --
                                      ----------                   ----------                      -----------
         Total                             134.6                         13.9             10.4        17,602.1
                                      ----------                   ----------                      -----------
Asset Management                             9.1                          1.9              1.2            65.7
Discontinued Credit Operations                --                           --              1.7           755.2
Other and Eliminations                      24.5                        (29.3)           (45.7)         (201.0)
                                      ----------                   ----------      -----------     -----------
         Consolidated Totals          $  1,284.7                   $ (1,188.1)     $    (882.8)    $  28,975.4
                                      ==========                   ==========      ===========     ===========

THREE MONTHS ENDED                                   UNDERWRITING  PRETAX INCOME   NET INCOME        TOTAL
MARCH 31, 2000                          REVENUES     GAIN (LOSS)      (LOSS)*        (LOSS)          ASSETS
------------------------------       ------------   ------------  --------------  ------------   -------------
Property and Casualty Insurance:
     Personal Lines:
         Personal Auto                $    427.5    $    (39.8)    $     (8.1)                     $   3,111.3
         Homeowners                        178.9         (14.1)          (1.3)                         1,308.1
         Other Personal                     45.6           4.4            8.3                            393.8
     Commercial Lines:
         Business Insurance                287.4         (59.0)         (22.4)                         3,782.1
         Commercial Insurance              174.8         (26.5)          (1.7)                         2,448.2
     Surety                                 15.5           4.7            5.4                             99.8
     Other                                   2.0          (2.3)          (8.3)                           435.5
                                       ---------    ----------     ----------                      -----------
         Total                           1,131.7    $   (132.6)         (28.1)     $      23.9        11,578.8
                                       ---------    ==========     ----------                      -----------
Life Insurance:
     Retirement Services                    10.5                         11.2                          7,421.8
     Income Annuities                        0.2                          7.0                          6,192.3
     Group                                  76.3                         (4.0)                           107.9
     Individual                             32.2                          7.1                          3,048.8
     Other                                   6.0                         17.7                            957.0
                                      ----------                   ----------                      -----------
         Total                             125.2                         39.0             18.6        17,727.8
                                      ----------                   ----------                      -----------
Asset Management                            10.4                          3.5              2.3            79.2
Discontinued Credit Operations                --                           --              3.3           488.8
Other and Eliminations                      25.9                        (11.4)           (18.3)          222.6
                                      ----------                   ----------      -----------     -----------
         Consolidated Totals          $  1,293.2                   $      3.0      $      29.8     $  30,097.2
                                      ==========                   ==========      ===========     ===========


*Income before realized gains (losses), distributions on capital securities, income taxes, discontinued Credit operations and cumulative effect of change in accounting principle. Amounts include the March 31, 2001 write-off of goodwill for Property and Casualty Insurance of $1,152.1, Life Insurance of $32.3 and Other of $16.6 totaling $1,201.0. The Other goodwill write-off of $16.6 is included in Other and Eliminations.

                       SAFECO CORPORATION AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION
                  ITEM 2- MANAGEMENT'S DISCUSSION AND ANALYSIS
     (Amounts in Millions, except per share amounts, unless otherwise noted)
-------------------------------------------------------------------------------

SAFECO Corporation and Subsidiaries

SAFECO's net loss for the first three months of 2001 was $(882.8) or $(6.91) per share, compared with net income of $0.23 per share for the same period in 2000. Excluding realized gain from investments, write-off of goodwill and discontinued operations, income was $0.09 per share, compared with $0.04 in 2000. The following summarized financial information sets forth the contributions of each business segment to consolidated income.


                                                                                  THREE MONTHS ENDED
                                                                                          MARCH 31
                                                                                ----------------------------
                                                                                     2001        2000
          --------------------------------------------------------------------------------------------------
          Income (Loss) from Continuing Operations before Realized Gain and
           Income Taxes: *
             Property and Casualty Insurance:
               Underwriting Loss                                                 $     (127.7)    $  (132.6)
               Net Investment Income                                                    116.2         115.5
               Goodwill Amortization                                                    (11.0)        (11.0)
                                                                                 ------------    ----------

                  Total Property and Casualty Insurance                                 (22.5)        (28.1)
               Life Insurance                                                            46.2          39.0
               Asset Management                                                           1.9           3.5
               Corporate                                                                (12.7)        (11.4)
               Write-off of Goodwill (See Notes 3 & 4
                  of the Condensed Consolidated Notes
                  to Financial Statements)                                           (1,201.0)           --
                                                                                 ------------    ----------
                  Total                                                              (1,188.1)          3.0

          Realized Gain before Income Taxes                                              33.4          31.1
                                                                                 ------------    ----------
          Income (Loss) from Continuing Operations before Income Taxes               (1,154.7)          34.1
                                                                                 ------------    ----------
          Provision (Benefit) for Income Taxes on:
               Income (Loss) from Continuing Operations
                and before Realized Gain                                               (294.4)        (14.4)
               Realized Investment Gain                                                  11.4          10.8
                                                                                 ------------    ----------

                  Total                                                                (283.0)         (3.6)
                                                                                 ------------    ----------
          Income (Loss) from Continuing Operations
           before Distributions on Capital Securities                                  (871.7)         37.7

          Distributions on Capital Securities, Net of Tax                               (11.2)        (11.2)
                                                                                 ------------    ----------
          Income (Loss) from Continuing Operations                                     (882.9)         26.5

          Income from Discontinued Credit Operations, Net of Tax                          2.2           3.3
                                                                                 ------------    ----------
          Income (Loss) before Cumulative Effect of
           Change in Accounting Principle                                              (880.7)         29.8

          Cumulative Effect of Change in Accounting Principle -
           FAS 133, Net of Tax                                                           (2.1)           --
                                                                                 ------------    ----------

          Net Income (Loss)                                                      $    (882.8)    $     29.8
                                                                                 ============    ==========
          Per Share of Common Stock:
               Income before Realized Gain and                                   $       0.09    $     0.04
               Write-off of Goodwill
               Write-off of Goodwill                                                    (7.17)           --
               Realized Gain                                                             0.17          0.16
                                                                                 ------------    ----------
               Income (Loss) from Continuing Operations                                 (6.91)         0.20
               Income from Discontinued Credit Operations                                0.02          0.03

                                                                                 ------------    ----------
               Income (Loss) before Cumulative Effect
                of Change in Accounting Principle                                       (6.89)         0.23
               Cumulative Effect of Change in Accounting Principle                      (0.02)         --
                                                                                 ------------    ----------
               Net Income (Loss)                                                 $      (6.91)   $     0.23
                                                                                 ============    ==========
          Dividends Paid to Common Shareholders                                  $       0.37    $     0.37



* Note: Income (Loss) from Continuing Operations before Realized Gain and Income Taxes is a standard industry measurement used by management to analyze income from core operations and is presented to supplement net income as a measure of profitability.

                       SAFECO CORPORATION AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION
            ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS (Continued)
     (Amounts in Millions, except per share amounts, unless otherwise noted)
--------------------------------------------------------------------------------

The company's new chief executive officer is engaged in a review of the company's operations with a particular emphasis on the property and casualty insurance operations. This review is concentrated on: (1) assuring that the recovery plans for the property and casualty insurance operations have the rigor and urgency necessary to succeed; (2) a rigorous analysis and reduction of expenses; (3) strengthening the balance sheet; and (4) the people who are the company's employees and who are the third-parties who distribute the companies products. In addition, a senior management team is engaged in developing a long-range strategy for the company.

The first element of focus is to ensure that the recovery plans for the property and casualty operations are urgent enough. Re-underwriting has tightened in the personal insurance area. The Company is now aggressively non-renewing lower quality risks. Re-underwriting in the business insurance area is expected to result in the reduction of $100 of unprofitable business. In addition, two underperforming lines of business are under strategic review. In the large commercial area the issues are what level of large commercial appetite is appropriate and whether the small business and large commercial business should be combined. Decisions regarding commercial operations are expected in several weeks. For the homeowners line, a team is reviewing a series of proposals and action is expected in a couple of months. In addition, rate increases in all major lines are being implemented.

The second area of review is expenses. An across the Company review has been initiated. Specific actions to reduce expenses will be announced after core strategic decisions have been made.

The third area of focus is to strengthen the balance sheet. The decision to sell SAFECO Credit was driven by a desire to reduce the Company's debt. When the sale is closed approximately one half of the Company's debt will be eliminated. It is currently anticipated that a sale agreement will be reached in the second quarter and the transaction closed by the end of the third quarter. The write-off of goodwill brings the book value of the Company more in line with market value as investors have discounted the value of the goodwill for some time. Management is still pursuing other ways to strengthen the balance sheet.

In connection with the fourth area, people, the focus is on strengthening the tools, capabilities, and alignment of our employees and implementing a compensation structure designed to motivate and reward superior performance. In addition, the company is reviewing its relationships with its agents who sell property and casualty insurance products to assure that the agents who represent the company are providing it with a sufficient volume and mix of profitable business to help return the property and casualty operations to underwriting profitability.

Property and Casualty Insurance

The Company's financial results are on target for the first quarter and in line with plans to improve performance and create shareholder value. Performance in the core insurance lines, when adjusted for catastrophic events such as earthquakes, is starting to see improvement. SAFECO expects financial results to decline in the second quarter due to seasonal storms in the Midwest. Catastrophic storms in St. Louis in early April are expected to generate customer claims of approximately $60, one of the largest weather related losses in the Company's history. Continued improvement in operating results is expected in subsequent quarters.

The property and casualty insurance companies posted improvements in the first quarter as underwriting losses declined to $127.7 compared with $132.6 for the same period last year.

This positive change is the result of better performance by SAFECO Business Insurance, which reduced underwriting losses for small-business insurance to $27.4 this year compared to $59.0 last year - an improvement of more than 50 percent. Also showing improvement was SAFECO's personal auto insurance line, which reduced quarterly underwriting losses to $27.6 this year compared with $39.8 last year. Offsetting the improvements in small-business and personal auto insurance were higher underwriting losses for homeowners and Commercial Insurance, the Company's line of products for larger businesses. Quarterly underwriting losses in homeowners increased to $33.1 this year from $14.1 last year; Commercial Insurance underwriting losses increased to $43.8 this year from $26.5 last year.

                       SAFECO CORPORATION AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION
            ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS (Continued)
     (Amounts in Millions, except per share amounts, unless otherwise noted)
--------------------------------------------------------------------------------

Net written premiums for the property and casualty insurance companies decreased by 2.5% this year compared with the same period last year. This includes an increase of 1 percent in net written premium for Personal Lines during the quarter and a decrease of 16 percent for Business Insurance. Net written premiums in Commercial Insurance remained unchanged.

The combined ratio is a commonly used gauge of underwriting performance. It measures the percentage of premium dollars spent paying policyholder claims and company expenses. The lower the ratio, the more effective the underwriting. Combined ratio figures reported by SAFECO include the effects of catastrophic losses such as the recent Seattle-area earthquake.

                               UNDERWRITING RESULTS - COMBINED RATIOS
      ------------------------------------------------------------------------------------------
                                        2001                           2000
                                     ----------  -----------------------------------------------
                                        1ST         4TH          3RD          2ND         1ST
                                      QUARTER     QUARTER      QUARTER      QUARTER     QUARTER
                                     ---------   ---------    ---------    --------    ---------
      PERSONAL LINES
      Personal Auto                    106.5%      109.8%       103.8%      105.6%       109.3%
      Homeowners                       118.2%      118.0%       116.9%      121.1%       107.9%
      Other Personal                    97.9%       87.0%        96.3%       87.4%        90.4%
          Total Personal Lines         108.7%      110.5%       106.9%      108.5%       107.9%

      COMMERCIAL LINES
      Business Insurance               110.1%      109.0%       114.8%      108.8%       120.6%
      Commercial Insurance             126.3%      129.3%       120.5%      126.0%       115.1%

      Surety                            87.7%      111.3%        59.0%       83.8%        69.7%

      TOTAL COMBINED RATIO             111.4%      112.9%       110.1%      110.9%       111.7%


Personal Auto - The Personal Auto line reduced its quarterly underwriting losses to $27.6 this year compared with $39.8 last year. Following a change of Personal Insurance leadership in March, efforts were accelerated to re-underwrite most of the personal lines book. Later this year, new automated underwriting technologies will be introduced to reduce costs, improve risk selection and help attract new business by offering more price tiers. Continuing rate increases of approximately 8% are planned for this year after increasing rates 6% last year. The effect of rate increases, agency cancellations and tighter underwriting is impacting the number of automobile policies in force which ended the first quarter 3.5% lower than a year ago. Net auto premiums written increased 1.4% to $448.

Homeowners - Quarterly underwriting losses in Homeowners increased to $33.1 this year from $14.1 last year. Homeowners weather-related losses were $36 for the first quarter, up $5 from a year ago. Non-weather related losses were up $14, adding 7 points to the first quarter combined ratio. Continuing rate increases of approximately 9.5% are planned for this year after increasing rates 6% last year. Net homeowners premiums written declined 1% to $164.

Other Personal - Other Personal Lines provide coverage for earthquake, dwelling fire, inland marine and boats. SAFECO estimates that claims from February's 6.8-magnitude earthquake in the Seattle area will approximate $15, with approximately $6 for personal lines, $6 in Business Insurance claims, and $3 in Commercial Insurance claims. Net premiums written increased 12.8% to $48.

Business Insurance - The Business Insurance line underwriting losses decreased to $27.4 this year compared to $59.0 last year. Actions taken this past year to increase prices and eliminate unprofitable business are contributing to the first quarter improvement from a year ago. These actions have resulted in a loss of business with net premiums written down 16% to $266.

Commercial Insurance - Underwriting losses increased to $43.8 this year from $26.5 last year. Adverse workers' compensation loss experience, particularly in California and Florida, is mitigating actions taken to improve results.

                       SAFECO CORPORATION AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION
            ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS (Continued)
     (Amounts in Millions, except per share amounts, unless otherwise noted)
--------------------------------------------------------------------------------

SAFECO continues to increase prices, and intends to increase the non-renewal of policies in markets that have been consistently unprofitable. Net premiums written increased 0.2% to $168.

Life Insurance

The life insurance companies reported pretax income, excluding realized gains and write-off of goodwill, of $46.2 this year compared with $39.0 last year.

Retirement Services and Income Annuities - Earnings for the annuity lines declined to $13.8 this year compared with $18.2 last year. This is the result of lower investment income for fixed annuities due to withdrawals, and lower fee income for variable annuities due to declines in the equity market. Assets under management were $12 billion at March 31, 2001 compared with $13 billion at March 31, 2000. Another early surrender offer was extended to the Equity Indexed Annuity policyholder resulting in $53 of surrenders during the quarter. As reflected in the Statements of Consolidated Cash Flows, the return of funds held under deposit contracts increased over the prior year due to the increase in withdraws and surrenders. The funds received under deposit contract have declined over the prior year due to the negative impact of the first quarter ratings downgrades.

Group - The group line recorded pretax income of $6.7 compared with a loss of $4 a year earlier. This marks the fourth consecutive profitable quarter for the group line and continues to reflect underwriting and ratings actions taken to correct the adverse experience in medical stop loss coverage. Group's overall loss ratio improved to 65% this year compared to 75% last year. Premiums increased $8 to $84 this year compared with $76 last year.

Individual - Earnings for the individual life product line decreased slightly to $6.8 this year compared with $7.1 last year. The decrease is the result of increased claims. The increased claims experience in universal life is offset by improved profits in Business Owned Life Insurance (BOLI). Sales in the BOLI line are negatively impacted by the first quarter ratings downgrade. See below for additional information on the rating agency downgrades.


Asset Management

Asset management operations recorded $1.9 in pretax earnings during the three months ended March 31, 2001, compared with $3.5 for the same period in 2000. Assets under management totaled $5.0 billion at March 31, 2001 down from $6.4 billion one year ago.

Discontinued Credit Operations

On March 14, 2001, the Corporation announced its intention to sell its credit subsidiary. On March 31, 2001, a plan of disposal was formalized establishing the measurement date as March 31, 2001; consequently, SAFECO Credit Company, Inc. ("SAFECO Credit") is now accounted for as a discontinued operation. SAFECO Credit generated pretax profits of $4.0 this year compared with $4.9 last year. This represents additional after-tax earnings of $0.02 per share not included in SAFECO's first-quarter operating profits. During the same period last year, SAFECO Credit produced $0.03 per share.

                       SAFECO CORPORATION AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION
            ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS (Continued)
     (Amounts in Millions, except per share amounts, unless otherwise noted)
--------------------------------------------------------------------------------

SAFECO Credit's summarized financial information is as follows:


                                       MARCH 31     DECEMBER 31
                                         2001          2000
                                      ----------    ----------
      Finance Receivables             $  1,642.9    $  1,617.7
      Affiliate Receivables*               182.7         171.3
      Other Assets                         115.7         117.3
                                      ----------    ----------
           Total Assets               $  1,941.3    $  1,906.3
                                      ==========    ==========

      Short-Term Borrowings           $    903.6    $  1,154.7
      Affiliate Borrowings*                791.9         504.0
      Other Liabilities                     99.8          99.1
                                      ----------    ----------
           Total Liabilities          $  1,795.3    $  1,757.8
                                      ==========    ==========


                                          THREE MONTHS ENDED
                                              MARCH 31
                                      -------------------------
                                         2001          2000
                                      ----------    ----------
      Revenues                        $     39.4    $     32.8
      Expenses                              35.4          27.9
                                      ----------    ----------
      Income before Income Taxes             4.0           4.9
      Provision for Income Taxes             1.8           1.6
                                      ----------    ----------
          Net Income                  $      2.2    $      3.3
                                      ==========    ==========




* The summarized balance sheets presented show SAFECO Credit on a stand alone basis and does not reflect the elimination of Affiliate Receivables and Affiliate Borrowings. When these affiliate balances are eliminated the Net Assets of Discontinued Credit Operations are $755.2 at March 31, 2001 and $481.2 at December 31, 2000.


Realized Gain on Investment Portfolio, Write-down of Investments and Investment Portfolio

Pretax net realized gain from the sale of investments was $33.4 this year compared with $31.2 last year. SAFECO took write-downs totaling $36 on the investment portfolio this quarter due to deteriorating credit worthiness and market value declines of certain debt and equity issues. These write-downs are included in the realized gain amount of $33.4. Write-downs for the same period last year were $9. The Company wrote down its investment in Concur Technologies, Inc. because management determined that the decline in the market value was other than temporary. The investment has been written down to fair value with the charge of $24 going to realized loss. Another $7 of the write-down relates to fixed income securities issued by Helig-Meyers which has filed for Chapter 11 Bankruptcy reorganization.

As reflected in the Statements of Consolidated Cash Flows, the Company has liquidated some fixed maturities and marketable equity securities to increase liquidity. As a result of rating agency downgrades, discussed further below, borrowing rates have increased for the Company. SAFECO Corporation has loaned to SAFECO Credit some of the cash received from the sale of investments to help repay its Commercial Paper outstanding as it matures. At March 31, 2001, cash available to meet liquidity needs has increased approximately $300 from December 31, 2000. These funds have been invested in short-term investments.

                       SAFECO CORPORATION AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION
            ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS (Continued)
     (Amounts in Millions, except per share amounts, unless otherwise noted)
--------------------------------------------------------------------------------

Rating Agency Downgrades

Three ratings agencies (Standard & Poor's, A.M. Best and Fitch IBCA) lowered credit ratings for SAFECO during the first quarter. On May 8, 2001, Moody's lowered SAFECO's senior debt ratings and confirmed the A1 insurance financial strength ratings of its principal property and casualty and life insurance subsidiaries. Lower ratings will significantly affect SAFECO Life's ability to sell structured settlement annuities and business-owned life insurance products. SAFECO is addressing the situation by taking steps to strengthen its balance sheet and improve its core earnings. The following table summarizes SAFECO's ratings as of May 11, 2001:

                                                                  FITCH
      DEBT RATINGS                   RATING BASIS     A.M. BEST   IBCA    MOODY'S     S&P
      ---------------------------------------------------------------------------------------
      SAFECO Corporation          Senior Debt           bbb+       --       Baa1     BBB+
      SAFECO Corporation          Capital Securities     bbb       --       baa1     BBB-
      SAFECO Corporation          Commercial Paper       --        F2       P-2       A-2

      INSURER FINANCIAL STRENGTH
      ---------------------------------------------------------------------------------------

      Property and Casualty Subsidiaries                  A        AA-       A1       A+
      Life Insurance Subsidiaries                         A        AA-       A1       A+


                       SAFECO CORPORATION AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION
            ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS (Continued)
     (Amounts in Millions, except per share amounts, unless otherwise noted)
--------------------------------------------------------------------------------

Forward-looking information is subject to risk and uncertainty

Statements made in this report that relate to anticipated financial performance, business prospects and plans, regulatory developments and similar matters may be considered "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Statements in this report that are not historical information are forward-looking. Such statements are subject to certain risks and uncertainties that may cause the operations, performance, development and results of SAFECO's business to differ materially from those suggested by the forward-looking statements. The risks and uncertainties include:

    - SAFECO's ability to sell SAFECO Credit Company; Inc.,

    - SAFECO's ability to obtain rate increases and non-renew underpriced insurance accounts;

    - Achievement of SAFECO's premium targets and profitability;

    - Achievement of SAFECO's expense reduction goals;

    - Realization of growth and business retention estimates;

    - Changes in the nature of the property and casualty book of business;

    - Driving patterns;

    - Changes in competition and pricing environments;

    - Weather conditions, including the severity and frequency of storms, hurricanes, snowfalls, hail and winter conditions;

    - The occurrence of significant natural disasters, including earthquakes;

    - The development of major Year 2000 related claims or liabilities;

    - The adequacy of loss reserves;

    - The availability and pricing of reinsurance;

    - Court decisions and trends in litigation;

    - Legislative and regulatory developments;

    - Rating agency actions;

    - Availability of bank credit facilities;

    - Fluctuations in interest rates;

    - Performance of financial markets; and

    - General economic and market conditions.

In particular, because insurance rates in some jurisdictions are subject to regulatory review and approval, SAFECO's achievement of rate increases may occur in amounts and on a time schedule different than planned, which may affect the Corporation's efforts to restore earnings in the property and casualty lines.

                       SAFECO CORPORATION AND SUBSIDIARIES
                           PART II - OTHER INFORMATION
                           ITEM 1 - LEGAL PROCEEDINGS
                             (AMOUNTS IN MILLIONS)
-------------------------------------------------------------------------------

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

        SAFECO Corporation has been dismissed from Hobbs v. State Farm Mutual Automobile Insurance Co., et al., a putative class-action lawsuit filed in 1999 in Illinois state court against SAFECO, one of its property and casualty insurance subsidiaries, General Insurance Company of America ("General"), and six other property and casualty insurance groups. General remains a defendant in the plaintiffs' complaint that the defendants' support of the Certified Auto Parts Association, an independent organization that certifies the quality of non-OEM parts for vehicles, constituted a conspiracy to further the improper use of those parts. General will vigorously defend against these claims.

        SAFECO Insurance Company of America filed suit in 2000 in North Carolina federal court to collect amounts due from a workers' compensation policyholder, Magna Corporation ("Magna"). Under a contract with SAFECO Insurance Company of America, Magna, on behalf of its Professional Employee Organizations and their client companies, assumed obligations for significant deductibles and expense reimbursements. On March 19, 2001, Magna filed a petition under Chapter 7 of the United States Bankruptcy Code. The total amount due SAFECO Insurance Company of America from Magna may reach $43.

                      SAFECO CORPORATION AND SUBSIDIARIES
                          PART II - OTHER INFORMATION
                   ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------------

ITEM 6 - Exhibits and Reports on Form 8-K

        (a) Exhibits:

            Exhibit 4.1*     SAFECO Agency Stock Purchase Plan filed as
                             Exhibit 4.1 to SAFECO's Registration Statement on
                             Form S-3 (No. 333-33444) dated August 30, 2000 is
                             incorporated herein by this reference.

            Exhibit 10.1*    Form of Retirement Agreement dated as of
                             January 29, 2001 by and between Boh A. Dickey and
                             SAFECO.

            Exhibit 10.2*    Form of Employment Agreement dated as of
                             January 26, 2001 between SAFECO and Michael S.
                             McGavick.

            Exhibit 10.3*    Incentive Compensation Plan for President/Chief
                             Executive Officer 2001.

            Exhibit 10.4*    Form of Nonqualified Stock Option Contract between
                             SAFECO and Michael S. McGavick dated January 26,
                             2001.

            Exhibit 10.5*    Form of Restricted Stock Rights Award
                             Agreement issued under the SAFECO Long-Term
                             Incentive Plan of 1997 between SAFECO and Michael
                             S. McGavick dated January 26, 2001.

            Exhibit 10.6* Form of Change in Control Severance Agreement dated January 26, 2001 by and between SAFECO and Michael S. McGavick dated March 27, 2001.

            Exhibit 10.7* Form of Performance Stock Rights Award Agreement issued under the SAFECO Long-Term Incentive Plan of 1997 between SAFECO and Michael S. McGavick dated
                             March 27, 2001.

            Exhibit 18*      Letter from Ernst & Young LLP dated May 11,
                             2001 regarding change in accounting principles.


          *Copies of the Exhibits are available without charge by making a written request to:

                 Rod A. Pierson
                 Senior Vice President and Chief Financial Officer SAFECO Corporation
                 SAFECO Plaza
                 Seattle, Washington 98185

                       SAFECO CORPORATION AND SUBSIDIARIES
                           PART II - OTHER INFORMATION
              ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K (Continued)
                              AMOUNTS IN MILLIONS
--------------------------------------------------------------------------------




        (b) Reports on Form 8-K

            The registrant filed the following 8-K's during the quarter ended March 31, 2001 and for the period up to May 14, 2001 (the filing date of this Form 10-Q).

             FILING DATED               UNDER                         FILING RELATED TO:
          -------------------    ---------------------   ---------------------------------------------

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

          January 30, 2001       Item 5 (Other Items)    Announcement naming Michael S. McGavick as
                                                         President, Chief Executive Officer and
                                                         Director.

          February 8, 2001       Item 5 (Other Items)    Announcement on reduction of dividend to
                                                         common shareholders.

          March 1, 2001          Item 5 (Other Items)    Announcement regarding earthquake coverage
                                                         relating to February 28th Puget Sound area
                                                         earthquake.

          March 15, 2001         Item 5 (Other Items)    Announcement regarding decision to sell
                                                         SAFECO Credit Company, Inc.

          April 4, 2001          Item 5 (Other Items)    Announcement regarding expected earthquake
                                                         losses to SAFECO of approximately $15.

          April 24, 2001         Item 5 (Other Items)    Announcement relating to the first quarter
                                                         2001 earnings release.
