Form 10-Q
period 2001-06-30
SAFECO CORP
filed 2001-08-10
CIK 86104

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                       For the Quarter Ended June 30, 2001

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


                                 (206) 545-5000
                                   (Telephone)



127,770,463 shares of no par value common stock were outstanding at June 30, 2001.



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

----------------------------------------------------------------------------------------------------------------------------

Part I - Financial Information                                                                                     Page
                                                                                                                ------------


     Item 1.  Financial Statements:
                 Consolidated Balance Sheets
                    June 30, 2001 and December 31, 2000                                                              3

                 Statements of Consolidated Income (Loss) and Retained Earnings
                    for the Six Months and Three Months Ended June 30, 2001 and 2000                                 5

                 Statements of Consolidated Cash Flows
                    for the Six Months Ended June 30, 2001 and 2000                                                  6

                 Statements of Consolidated Comprehensive Income (Loss)
                    for the Six Months and Three Months Ended June 30, 2001 and 2000                                 7

                 Condensed Notes to Consolidated Financial Statements                                                8

     Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations                 14

Part II - Other Information

     Item 1.  Legal Proceedings                                                                                     23

     Item 4.  Submission of Matters to a Vote of Security Holders                                                   24

     Item 5.  Other Information                                                                                     24

     Item 6.  Exhibits and Reports on Form 8-K                                                                      24


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       SAFECO CORPORATION
                                       ----------------------------------------
                                       Registrant

                                       /s/  ROD A. PIERSON
                                       ----------------------------------------
                                            Rod A. Pierson
                                            Senior Vice President
                 Dated August 10, 2001       and Chief Financial Officer

                                       /s/  H. PAUL LOWBER
                                       ----------------------------------------
                                            H. Paul Lowber
                                            Vice President, Controller
                 Dated August 10, 2001       and Chief Accounting Officer

                       SAFECO CORPORATION AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS
                           CONSOLIDATED BALANCE SHEETS
                                 (In Millions)

-----------------------------------------------------------------------------------------------------------------------------------

                                                                                                   June 30             December 31
                           ASSETS                                                                   2001                   2000
                         ------------                                                         ------------------    ---------------
                                                                                                 (Unaudited)

Investments:


   Fixed Maturities Available-for-Sale, at Market Value
       (Amortized cost: $19,465.6; $20,388.1)                                                        $ 20,003.6          $ 20,830.2

   Marketable Equity Securities, at Market Value
       (Cost: $820.8; $875.9)                                                                           1,601.4             1,815.4

   Mortgage Loans                                                                                         850.8               823.0

   Other Investment Assets                                                                                194.2               160.3

   Short-Term Investments                                                                                 403.0               182.3
                                                                                              ------------------     --------------

             Total Investments                                                                         23,053.0            23,811.2


Cash                                                                                                      179.4               186.3

Accrued Investment Income                                                                                 309.5               327.8

Premiums and Other Service Fees Receivable                                                              1,068.4             1,063.0

Other Notes and Accounts Receivable                                                                       118.9                37.6

Current Income Tax Recoverable                                                                              3.3                   -

Deferred Income Tax Recoverable
     (Includes tax on unrealized appreciation of investment securities: $453.3; $483.8)                   287.2                   -

Reinsurance Recoverables                                                                                  446.7               461.7

Deferred Policy Acquisition Costs                                                                         616.4               605.4

Land, Buildings and Equipment for Company Use
     (At cost less accumulated depreciation)                                                              546.9               440.1

Goodwill and Intangibles (Accumulated amortization:  $50.6; $202.8) (Note 3)                               94.0             1,307.4

Other Assets                                                                                              195.8               260.9

Net Assets of Discontinued Credit Operations (Note 1)                                                     844.5               481.2

Separate Account Assets                                                                                 1,261.5             1,275.1
                                                                                              ------------------     --------------

             TOTAL                                                                                   $ 29,025.5          $ 30,257.7
                                                                                              ==================     ==============

                                   (continued)


See Condensed Notes to Consolidated Financial Statements on pages 8 through 13

                       SAFECO CORPORATION AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS
                     CONSOLIDATED BALANCE SHEETS (Continued)
                                 (In Millions)
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                 June 30             December 31
              LIABILITIES AND SHAREHOLDERS' EQUITY                                                 2001                  2000
              --------------------------------------------------                             -----------------     -----------------
                                                                                               (Unaudited)

Losses and Adjustment Expense                                                                       $ 4,714.4             $ 4,686.9

Life Policy Liabilities                                                                                 322.4                 342.1

Unearned Premiums                                                                                     1,856.7               1,836.5

Funds Held Under Deposit Contracts                                                                   14,099.2              14,085.7

Debt:

   Commercial Paper                                                                                     284.4                 349.8

   Medium-Term Notes Due 2003                                                                           318.5                 300.0

   7.875% Notes Due 2005                                                                                200.0                 200.0

   6.875% Notes Due 2007                                                                                200.0                 200.0

  Other ($6.1 maturing within one year)                                                                  77.9                  80.7

Other Liabilities                                                                                     1,150.5               1,269.1

Current Income Taxes                                                                                        -                  25.8

Deferred Income Taxes                                                                                       -                  67.2

Separate Account Liabilities                                                                          1,261.5               1,275.1
                                                                                             -----------------     -----------------

              Total Liabilities                                                                      24,485.5              24,718.9
                                                                                             -----------------     -----------------


Corporation-Obligated, Mandatorily Redeemable Capital Securities of
   Subsidiary Trust Holding Solely Junior Subordinated Debentures
   of the Corporation ("Capital Securities")                                                            843.2                 843.0
                                                                                             -----------------     -----------------


Preferred Stock, No Par Value:
   Shares Authorized: 10
   Shares Issued and Outstanding:  None                                                                     -                     -

Common Stock, No Par Value:
   Shares Authorized: 300
   Shares Reserved for Options: 6.6; 7.1
   Shares Issued and Outstanding: 127.8; 127.6                                                          838.7                 834.5

Retained Earnings                                                                                     2,020.5               2,966.4

Total Accumulated Other Comprehensive Income - Net of Tax
   Unrealized Appreciation of Investment Securities                                                     846.6                 894.9
   Unrealized Depreciation from Derivative Instruments and Hedging Activities                            (9.0)                    -
                                                                                            -----------------     -----------------
              Total Shareholders' Equity                                                              3,696.8               4,695.8
                                                                                             -----------------     -----------------


              TOTAL                                                                                $ 29,025.5            $ 30,257.7
                                                                                             =================     =================



See Condensed Notes to Consolidated Financial Statements on pages 8 through 13

                       SAFECO CORPORATION AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS
         STATEMENTS OF CONSOLIDATED INCOME (LOSS) AND RETAINED EARNINGS
                     (In Millions Except Per Share Amounts)
----------------------------------------------------------------------------------------------------------------------------------

                                                         Six Months Ended                            Three Months Ended
                                                              June 30                                      June 30
                                                ------------------------------------       --------------------------------------
                                                       2001                2000                     2001                 2000
                                                -----------------   ------------------       -----------------    -----------------
                                                             (Unaudited)                                  (Unaudited)

REVENUES:
   Insurance:
     Property and Casualty Earned Premiums              $ 2,236.9            $ 2,268.3               $ 1,120.4            $ 1,136.6
     Life Premiums and Other Revenues                       260.4                255.5                   125.8                130.3
                                                -----------------   ------------------       -----------------    -----------------
       Total                                              2,497.3              2,523.8                 1,246.2              1,266.9
   Asset Management                                          18.4                 22.8                     9.3                 12.4
   Other                                                     48.8                 47.2                    24.3                 21.3
   Net Investment Income                                    821.9                813.3                   407.1                407.6
   Realized Investment Gain                                  62.2                 57.2                    28.8                 26.1
                                                -----------------   ------------------       -----------------    -----------------
       Total                                              3,448.6              3,464.3                 1,715.7              1,734.3
                                                -----------------   ------------------       -----------------    -----------------


EXPENSES:
   Losses, Adjustment Expense and Policy Benefits        2,512.4              2,484.5                 1,289.3              1,245.9
   Commissions                                             406.6                403.8                   208.7                202.0
   Personnel Costs                                         252.9                235.5                   125.6                117.3
   Interest                                                 32.3                 36.8                    15.3                 19.0
   Goodwill and Intangibles Amortization (Note 3)           19.2                 29.9                     4.0                 15.1
   Write-Off of Goodwill (Note 3)                        1,201.0                    -                       -                    -
   Other                                                   225.6                212.4                   112.3                108.0
   Amortization of Deferred Policy Acquisition Costs       407.7                419.8                   201.5                207.4
   Deferral of Policy Acquisition Costs                   (428.5)              (430.5)                 (215.1)              (218.4)
                                                  --------------   ------------------       -----------------    -----------------

       Total                                             4,629.2              3,392.2                 1,741.6              1,696.3
                                                 ---------------   ------------------       -----------------    -----------------

Income (Loss) from Continuing Operations before
   Income Taxes                                         (1,180.6)                72.1                   (25.9)                38.0
                                               -----------------   ------------------       -----------------    -----------------

Provision (Benefit) for Income Taxes:
    Current                                                 17.5                 11.2                    11.3                 12.2
    Deferred                                              (322.6)               (14.7)                  (33.4)               (12.1)
                                               -----------------   ------------------       -----------------    -----------------
       Total                                              (305.1)                (3.5)                  (22.1)                 0.1
                                               -----------------   ------------------       -----------------    -----------------


Income (Loss) from Continuing Operations before
Distributions on Capital Securities                       (875.5)                75.6                    (3.8)                37.9

Distributions on Capital Securities, Net of Tax            (22.4)               (22.4)                  (11.2)               (11.2)
                                                -----------------   ------------------       -----------------    -----------------

Income (Loss) from Continuing Operations                  (897.9)                53.2                   (15.0)                26.7
Income from Discontinued Credit Operations, Net of Tax       2.8                  5.7                     0.6                  2.4
                                                -----------------   ------------------       -----------------    -----------------

Income (Loss) before Cumulative Effect of Change in
Accounting Principle                                      (895.1)                58.9                   (14.4)                29.1

Cumulative Effect of Change in Accounting
Principle - FAS 133, Net of Tax                             (2.1)                   -                       -                    -
                                                -----------------   ------------------       -----------------    -----------------


Net Income (Loss)                                         (897.2)                58.9                   (14.4)                29.1

Retained Earnings, Beginning of Period                   2,966.4              3,062.7                 2,059.5              3,023.8
Amortization of Underwriting Compensation on
Capital Securities                                          (0.2)                (0.2)                   (0.1)                (0.1)
Dividends Declared                                         (47.3)               (94.4)                  (23.7)               (47.2)
Common Stock Reacquired                                     (1.2)               (21.6)                   (0.8)                (0.2)
                                                -----------------   ------------------       -----------------    -----------------

Retained Earnings, End of Period                        $ 2,020.5            $ 3,005.4               $ 2,020.5            $ 3,005.4
                                                =================   ==================       =================    =================


Net Income (Loss) Per Share of Common Stock:
   Income (Loss) from Continuing Operatons               $ (7.02)              $ 0.42                 $ (0.11)              $ 0.22
   Income from Discontinued Credit Operations               0.02                 0.04                       -                 0.01
                                                -----------------   ------------------       -----------------    -----------------

   Income (Loss) before Cumulative Effect of
      Change in Accounting Principle                       (7.00)                0.46                   (0.11)                0.23
   Cumulative Effect of Change in Accounting
      Principle                                            (0.02)                   -                       -                    -
                                               -----------------   ------------------       -----------------    -----------------


  Net Income (Loss):           Diluted                   $ (7.02)              $ 0.46                 $ (0.11)              $ 0.23
                                              ==================   ==================       =================    ==================
                               Basic                     $ (7.02)              $ 0.46                 $ (0.11)              $ 0.23
                                               =================   ==================       =================    =================


Dividends Paid to Common Shareholders                     $ 0.56               $ 0.74                  $ 0.19               $ 0.37
                                               =================   ==================       =================    =================


Average Number of Shares Outstanding
During the Period:                 Diluted                 127.9                128.0                   128.0                127.7
                                               =================   ==================       =================    =================

                                   Basic                   127.7                127.9                   127.8                127.6
                                               =================   ==================       =================    =================


See Condensed Notes to Consolidated Financial Statements on pages 8 through 13

                       SAFECO CORPORATION AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                                 (In Millions)
---------------------------------------------------------------------------------------------------------------------------------

                                                                                                      Six Months Ended
                                                                                                          June 30
                                                                                            -------------------------------------

                                                                                                 2001                 2000
                                                                                            ----------------     ----------------
                                                                                                         (Unaudited)
OPERATING ACTIVITIES
   Insurance Premiums Received                                                                    $ 2,456.8            $ 2,471.1
   Dividends and Interest Received                                                                    794.1                767.0
   Other Operating Receipts                                                                           102.4                107.7
   Insurance Claims and Policy Benefits Paid                                                       (2,227.9)            (2,124.6)
   Underwriting, Acquisition and Insurance Operating Costs Paid                                      (845.9)              (865.5)
   Interest Paid and Distributions on Capital Securities                                              (72.0)               (69.1)
   Other Operating Costs Paid                                                                         (62.0)               (67.4)
   Income Taxes Paid                                                                                  (35.5)                (1.2)
                                                                                            ----------------     ----------------


           Net Cash Provided by Operating Activities                                                  110.0                218.0
                                                                                            ----------------     ----------------


INVESTING ACTIVITIES
   Purchases of:
      Fixed Maturities Available-for-Sale                                                          (1,273.4)            (2,097.4)
      Fixed Maturities Held-to-Maturity                                                                   -                 (1.5)
      Equities                                                                                       (117.0)              (236.9)
      Other Investment Assets                                                                        (137.2)              (182.9)
   Maturities of Fixed Maturities Available-for-Sale                                                  634.3                481.4
   Maturities of Fixed Maturities Held-to-Maturity                                                        -                  8.5
   Sales of:
      Fixed Maturities Available-for-Sale                                                           1,689.7              1,142.6
      Fixed Maturities Held-to-Maturity                                                                   -                  0.1
      Equities                                                                                        219.9                219.2
      Other Investment Assets                                                                          86.1                252.0
   Net Decrease (Increase) in Short-Term Investments                                                 (220.7)               242.7
   Other                                                                                              (45.8)               (49.3)
                                                                                            ----------------     ----------------


           Net Cash Provided by (Used in) Investing Activities                                        835.9               (221.5)
                                                                                            ----------------     ----------------


FINANCING ACTIVITIES
   Funds Received Under Deposit Contracts                                                             267.3                824.4
   Return of Funds Held Under Deposit Contracts                                                      (690.6)              (672.5)
   Proceeds from Borrowings                                                                               -                300.0
   Repayment of Borrowings                                                                             (2.8)                (2.7)
   Net Proceeds (Repayment) of Short-Term Borrowings                                                  (65.2)                63.1
   Common Stock Reacquired                                                                             (1.7)               (30.3)
   Dividends Paid to Shareholders                                                                     (70.9)               (94.9)
   Other                                                                                              (25.6)               (32.5)
                                                                                            ----------------     ----------------


           Net Cash (Used in) Provided by Financing Activities                                       (589.5)               354.6
                                                                                            ----------------     ----------------


Cash Used in Discontinued Credit Operations                                                          (363.3)              (362.9)

Net Decrease in Cash                                                                                   (6.9)               (11.8)
Cash at the Beginning of Period                                                                       186.3                103.1
                                                                                            ----------------     ----------------

Cash at the End of Period                                                                           $ 179.4               $ 91.3
                                                                                            ================     ================





                                                          (continued)


See Condensed Notes to Consolidated Financial Statements on pages 8 through 13

                       SAFECO CORPORATION AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS
                STATEMENTS OF CONSOLIDATED CASH FLOWS (Continued)
                                 (In Millions)
----------------------------------------------------------------------------------------------------------------------------------


                                                                                                       Six Months Ended
                                                                                                            June 30
                                                                                             -------------------------------------

                                                                                                  2001                 2000
                                                                                            ----------------     ----------------
                                                                                                         (Unaudited)


Net Income (Loss)                                                                                  $ (897.2)              $ 58.9
                                                                                            ----------------     ----------------


Adjustments to Reconcile Net Income to Net Cash
    Provided by Operating Activities:
       Income from Discontinued Credit Operations, Net of Tax                                          (2.8)                (5.7)
       Cumulative Effect of Change in Accounting Principle                                              2.1                    -
       Realized Investment Gain                                                                       (62.2)               (57.2)
       Amortization and Depreciation                                                                   46.6                 59.4
       Write-off of Goodwill                                                                        1,201.0                    -
       Amortization of Fixed Maturity Investments                                                     (32.5)               (19.9)
       Deferred Income Tax Benefit                                                                   (322.6)               (14.7)
       Interest Expense on Deposit Contracts                                                          297.7                267.2
       Other Adjustments                                                                               (4.6)                (2.9)
       Changes in:
         Losses and Adjustment Expense                                                                 27.5                128.6
          Life Policy Liabilities                                                                     (19.7)                36.5
          Unearned Premiums                                                                            20.2                 80.4
          Accrued Income Taxes                                                                        (29.1)                (1.9)
          Accrued Interest on Accrual Bonds                                                           (21.2)               (21.8)
          Accrued Investment Income                                                                    18.3                  1.0
          Deferred Policy Acquisition Costs                                                           (11.0)               (11.6)
          Other Assets and Liabilities                                                               (100.5)              (278.3)
                                                                                             ----------------     ----------------


              Total Adjustments                                                                      1,007.2                159.1
                                                                                             ----------------     ----------------


Net Cash Provided by Operating Activities                                                            $ 110.0              $ 218.0
                                                                                             ================     ================





                       SAFECO CORPORATION AND SUBSIDIARIES
             STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)
                                 (In Millions)
-----------------------------------------------------------------------------------------------------------------------------------


                                                            Six Months Ended                         Three Months Ended
                                                                 June 30                                   June 30
                                                -------------------------------------     -------------------------------------
                                                      2001                 2000                 2001                 2000
                                                ----------------     ----------------     ----------------     ----------------
                                                             (Unaudited)                               (Unaudited)

Net Income (Loss)                                      $ (897.2)              $ 58.9              $ (14.4)              $ 29.1

Other Comprehensive Income, Net of Taxes:
    Change in Unrealized Appreciation of
       Investment Securities                              (48.3)               (34.2)              (141.9)               (57.4)
    Change in Unrealized Depreciation from Derivative
       Instruments and Hedging Activities                  (9.0)                   -                 (1.7)                   -
                                                ----------------     ----------------     ----------------     ----------------


Comprehensive Income (Loss)                            $ (954.5)              $ 24.7             $ (158.0)             $ (28.3)
                                                ================     ================     ================     ================



See Condensed Notes to Consolidated Financial Statements on pages 8 through 13

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

The accompanying unaudited consolidated financial statements and condensed notes have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation of results for the interim periods have been included. It is suggested that these consolidated financial statements and condensed notes be read in conjunction with the financial statements and notes incorporated by reference in the Company's Form 10-K for the year ended December 31, 2000 which has been previously filed with the Securities and Exchange Commission.

On March 14, 2001, SAFECO announced its intentions to sell its credit subsidiary, SAFECO Credit Company, Inc. ("SAFECO Credit"). On March 31, 2001, a plan of disposal was formalized establishing the measurement date as March 31, 2001; consequently, SAFECO Credit has been accounted for as a discontinued operation, effective March 31, 2001. See additional disclosure regarding segment data in Note 4 of this report. On July 24, 2001, the Company announced that it had reached a definitive agreement to sell SAFECO Credit to General Electric Capital Commercial Equipment Financing. It is anticipated that the transaction will close in the third quarter 2001.

In the first quarter of 2001, effective March 31, 2001, SAFECO elected to change its accounting policy for assessing goodwill from one based on undiscounted cash flows to one based on a market-value method. The Company believes that the market-value method is a preferable way to assess the current value of goodwill. As a result, SAFECO recorded a write-off of $1,201.0 ($916.9 after-tax or $7.17 per share) in the first quarter. See additional disclosure in Note 3 of this report.

Certain reclassifications have been made to the prior year financial information to conform to the current year classifications.


Note 2 - New Accounting Standards

Financial Accounting Standards Board ("FASB") Statement 133, "Accounting for Derivative Instruments and Hedging Activities"

The FASB issued Statement 133 (SFAS 133) in June 1998. The Statement amends or supersedes several previous FASB statements and requires the recognition of all derivatives (including certain derivative instruments embedded in other contracts) as either assets or liabilities in the statement of financial position and measuring those instruments at fair value. The accounting for changes in such fair values depends on the use of the derivative. In June 2000, the FASB issued Statement 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", which addresses a limited number of implementation issues arising from SFAS 133.

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

As a result of adopting SFAS 133 on January 1, 2001 and in accordance with the transition provisions, the Company recorded a loss of $3.2 ($2.1 after-tax or $0.02 per share), which represents the cumulative effect of the adoption in the

                      SAFECO CORPORATION AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS
   CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
     (Amounts in Millions, except per share amounts, unless otherwise noted)
--------------------------------------------------------------------------------
Statements of Consolidated Income. In addition, the Company also recorded a loss of $3.0 ($1.9 after-tax) to accumulated other comprehensive income (AOCI) related to the adoption impact of SFAS 133.

For the six months and quarter ended June 30, 2001, a gain of $1.7 and loss of $0.6, respectively, related to fair value hedge ineffectiveness was included in realized investment gain. For the six months and quarter ended June 30, 2001, a gain of $0.9 and $2.8, respectively, related to cash flow hedge ineffectiveness was included in interest expense from continuing operations. For the six months and quarter ended June 30, 2001, a loss of $1.2 and $0.5, respectively, related to cash flow hedge ineffectiveness was included in Income from Discontinued Credit Operations. At June 30, 2001, AOCI included a loss of $13.9 ($9.0 after-tax) for the changes in fair value of cash flow and fair value hedges.

The Company's derivatives and hedges are described further below:

Fair Value Hedges

The Company uses interest rate swaps to offset the change in value of certain fixed rate assets and liabilities. In calculating the effective portion of the fair value hedges, the changes in the fair value of the hedge and the hedged item are recognized in realized gains in the Statements of Consolidated Income. Differences between the changes in the fair value of the hedge and the hedged item represent hedge ineffectiveness and are recognized in realized gain or loss. Fair value hedge ineffectiveness resulted in a gain of $1.7 and loss of $0.6 for the six months and quarter ended June 30, 2001, respectively. At January 1, 2001, the cumulative effect of the adoption of SFAS 133 related to fair value hedges was a loss of $2.6 ($1.7 after-tax). This cumulative loss at adoption was reported as the cumulative effect of change in accounting principle reported in the Statements of Consolidated Income.

Cash Flow Hedges

The Company also uses interest rate swaps to hedge the variability of future cash flows associated with variable rate debt. In calculating the effective portion of cash flow hedges, the changes in the fair value of the hedge and the related debt are recognized in AOCI. Differences between the changes in the fair value of the hedge and the hedged items represent hedge ineffectiveness and are recognized in interest expense. Cash flow hedge ineffectiveness related to continuing operations resulted in a decrease to interest expense of $0.9 and $2.8 for the six months and quarter ended June 30, 2001, respectively. Cash flow hedge ineffectiveness related to discontinued operations resulted in an increase to interest expense from discontinued operations of $1.2 and $0.5 for the six months and quarter ended June 30, 2001, respectively. At January 1, 2001, the cumulative effect of the adoption of SFAS 133 was a loss of $3.0 ($1.9 after-tax) and was recorded to AOCI. At June 30, 2001, the sum of the cumulative effect at adoption and current quarter impact loss totaling $13.9 ($9.0 after-tax) was recorded in AOCI related to changes in fair value of the cash flow hedges. The Company estimates that $4.5 of derivative instrument and hedging activity gains included in AOCI will be reclassified into earnings during the next twelve months.

Other Derivatives

SAFECO Credit owns a few derivatives (swaptions) that do not qualify for hedge treatment as defined under SFAS 133. These swaptions are interest rate swaps written by financial institutions that can be extended at expiration for another term at the financial institution's option. Changes in the fair value of the swaptions are recognized in interest expense. For the six months and quarter ended June 30, 2001, a loss of $0.4 and $0.3, respectively, was reported as an increase to interest expense for discontinued operations. SAFECO Credit's operating results have been reported as a discontinued operation on the Statements of Consolidated Income (Loss). At January 1, 2001, the cumulative effect of the adoption of SFAS 133 related to the swaptions was a loss of $0.6 ($0.4 after-tax). This cumulative loss at adoption was reported as the cumulative effect of change in accounting principle reported in the Statements of Consolidated Income.

                       SAFECO CORPORATION AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS
   CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
     (Amounts in Millions, except per share amounts, unless otherwise noted)
--------------------------------------------------------------------------------

In 1997, the Company introduced an equity-indexed annuity (EIA) product that credits the policyholder based on a percentage of the gain in the S&P 500 Index. The Company has a hedging program with the objective to hedge the exposure to changes in the S&P 500. The program consists of buying and writing S&P 500 options, buying Treasury interest rate futures and trading S&P 500 futures and swaps. Sales of the EIA product were suspended in the fourth quarter of 1998. As permitted under a grandfathering clause in SFAS 133, the Company elected not to apply the fair value adjustment requirement of this statement to the embedded derivatives contained in the liability related to EIA products sold prior to January 1, 1999. The change in fair value of the options, futures and swaps used to hedge the EIA liability is recognized as an adjustment to realized investment gain in the Statements of Consolidated Income. For the six months and quarter ended June 30, 2001, the Company recognized gains of $5.0 and $3.4, respectively on these options, futures and swaps.

SAFECO has a wholly-owned subsidiary that engages in a limited amount of derivative trading. Trading activities include the writing of S&P Index options and selling credit protection through credit default swaps. At June 30, 2001 the Company had credit default swaps with notional amounts totaling approximately $250. These activities are not designated as hedging activities under SFAS 133 and changes in the fair values of these investments and the realized gain or loss are recognized in net investment income. For the six months and quarter ended June 30, 2001, the Company recorded changes in the fair value and realized gains totaling $4.0 and $2.5, respectively, on these activities.

The Company formally documents all relationships between the hedging instruments and hedged items, as well as its risk-management objectives and strategies for undertaking various hedge transactions. The Company links all hedges that are designated as fair value hedges to specific assets or liabilities on the balance sheet. The Company links all hedges that are designated as cash flow hedges to forecasted transactions. The Company also assesses, both at the inception of the hedge and on an on-going basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. When it is determined that a derivative is not highly effective as a hedge, the Company discontinues hedge accounting prospectively. No fair value hedges or cash flow hedges were derecognized or discontinued during the six months and quarter ended June 30, 2001.

FASB Statement 141, "Business Combinations"

The FASB issued Statement 141 ("SFAS 141"), "Business Combinations" in July 2001. This statement changes the approach companies use to account for a business combination. It eliminates the pooling-of-interests method of accounting for business combinations and further clarifies the criteria to recognize intangible assets separately from goodwill. The requirements of SFAS 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001. The Company adopted this statement effective July 1, 2001 with no impact on the Company's financial statements.

FASB Statement 142, "Goodwill and Other Intangible Assets"

The FASB issued Statement 142 ("SFAS 142"), "Goodwill and Other Intangible Assets" in July 2001. Under SFAS 142, goodwill and indefinite-lived intangible assets are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, companies are required to adopt SFAS 142 in fiscal years beginning after December 15, 2001. The Company will adopt SFAS 142 on January 1, 2002.


Note 3 - Change in Accounting for Goodwill

In the first quarter of 2001, effective March 31, 2001, the Company elected to change its method for assessing the recoverability of goodwill from one based on undiscounted cash flows to one based on a market-value method. The Company believes that this change in accounting principle to the market-value method is

                       SAFECO CORPORATION AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS
   CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
     (Amounts in Millions, except per share amounts, unless otherwise noted)
--------------------------------------------------------------------------------
a preferable way to assess the current value of goodwill. As a result of the change to a market-value methodology, the Company wrote off all of its goodwill as of March 31, 2001. The pretax amount of the write-off was $1,201.0; the related deferred tax benefit amount was $284.1. On an after-tax basis, the write-off totaled $916.9 or $7.17 per share.

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

The details of the write-off by business segment are presented below.

                                                       Gross                                   Write-off, Net
                      Segment                        Write-off             Tax Benefit             of Tax
       --------------------------------------    -------------------     -----------------    ------------------

       Property & Casualty Insurance             $         1,152.1       $          273.9     $           878.2
       Life Insurance                                         32.3                    6.7                  25.6
       Other                                                  16.6                    3.5                  13.1
                                                 --- ---------------     -- --------------    --- --------------
           Total                                 $         1,201.0       $          284.1     $           916.9
                                                 ===================     =================    ==================

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

                       SAFECO CORPORATION AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS
   CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
     (Amounts in Millions, except per share amounts, unless otherwise noted)
--------------------------------------------------------------------------------

Note 4 - Segment Data (continued)

Six Months Ended                                       Underwriting      Pretax Income       Net Income           Total
June 30, 2001                          Revenues        Gain (Loss)          (Loss)*            (Loss)            Assets
----------------------------------- ---------------   ---------------   -----------------  ---------------   ----------------
Property and Casualty Insurance:
      Personal Lines:
          Personal Auto             $       865.7   $         (65.4)  $            (3.1)                   $         2,829.7
          Homeowners                        366.8            (128.7)             (101.4)                             1,284.0
          Other Personal                     99.5              (0.2)                8.4                                400.0
      Commercial Lines:
          Business Insurance                533.6             (62.1)                3.8                              3,197.9
          Commercial Insurance              327.7             (89.9)              (40.1)                             2,274.7
      Surety                                 40.6               6.8                 9.6                                163.1
      Other                                   3.0              (0.9)                0.9                                532.4
      Write-off of Goodwill                   -                 -              (1,152.1)                                 -
                                                                                                             ----------------
                                    ---------------   ---------------   -----------------
          Total                           2,236.9   $       (340.4)            (1,274.0) $         (883.0)          10,681.8
                                    ---------------   ===============   -----------------                    ----------------
Life Insurance:
      Retirement Services                    14.1                                   5.3                              6,018.4
      Income Annuities                        0.2                                  22.7                              6,694.2
      Group                                 164.8                                  18.8                                163.3
      Individual                             71.6                                  16.3                              3,704.6
      Other                                   9.7                                  37.5                              1,034.2
      Write-off of Goodwill                   -                                   (32.3)                                 -
                                    ---------------                     -----------------                    ----------------
          Total                             260.4                                  68.3              40.8           17,614.7
                                    ---------------                     -----------------                    ----------------
Asset Management                             18.4                                   3.8               2.5               70.2
Discontinued Credit Operations                -                                     -                 2.8              844.5
Other and Eliminations                       48.8                                 (40.9)            (60.3)            (186.0)
                                    ---------------                     -----------------  ---------------   ----------------
         Consolidated Totals       $      2,564.5                     $        (1,242.8) $         (897.2) $        29,025.5
                                    ===============                     =================  ===============   ================


Six Months Ended                                       Underwriting      Pretax Income       Net Income           Total
June 30, 2000                          Revenues        Gain (Loss)          (Loss)*            (Loss)             Assets
-----------------------------------  --------------   ---------------  ------------------  ---------------    ---------------
Property and Casualty Insurance:
      Personal Lines:
          Personal Auto            $        855.6   $          (63.7)$            (1.5)                     $        3,088.3
          Homeowners                        359.3              (52.2)            (26.7)                              1,321.4
          Other Personal                     91.7               10.2              18.2                                 398.3
      Commercial Lines:
          Business Insurance                586.0              (85.4)            (13.4)                              3,797.0
          Commercial Insurance              342.1              (70.0)            (21.5)                              2,435.9
      Surety                                 30.3                7.1               8.8                                 100.7
      Other                                   3.3               (3.0)            (15.3)                                430.6
                                     --------------   ---------------  ------------------                     ---------------
          Total                           2,268.3   $         (257.0)            (51.4)  $          41.2            11,572.2
                                     --------------   ===============  ------------------                     ---------------
Life Insurance:
      Retirement Services                    19.8                                 20.2                               7,425.6
      Income Annuities                        0.5                                 14.0                               6,195.5
      Group                                 158.1                                  0.7                                 107.9
      Individual                             66.6                                 13.7                               3,050.3
      Other                                  10.5                                 35.8                                 957.6
                                   --------------                    ------------------                     ---------------
          Total                             255.5                                 84.4              46.3            17,736.9
                                     --------------                    ------------------                     ---------------
Asset Management                             22.8                                  8.3               5.4                80.0
Discontinued Credit Operations                -                                    -                 5.7               542.6
Other and Eliminations                       47.2                                (26.4)            (39.7)               45.1
                                    --------------                    ------------------  ---------------    ---------------
          Consolidated Totals      $      2,593.8                    $            14.9   $          58.9    $       29,976.8
                                     ==============                    ==================  ===============    ===============


* Income before realized gains (losses), distributions on capital securities, income taxes, discontinued Credit operations and cumulative effect of change in accounting principle. Amounts include the March 31, 2001 write-off of goodwill for Property and Casualty Insurance of $1,152.1, Life Insurance of
  $32.3 and Other of $16.6 totaling $1,201.0. The Other goodwill write-off of $16.6 is included in Other and Eliminations.


                       SAFECO CORPORATION AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS
   CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
     (Amounts in Millions, except per share amounts, unless otherwise noted)
--------------------------------------------------------------------------------
Note 4 - Segment Data (continued)

Three Months Ended                                     Underwriting      Pretax Income       Net Income           Total
June 30, 2001                          Revenues        Gain (Loss)          (Loss)*            (Loss)            Assets
----------------------------------- ---------------   ---------------   -----------------  ---------------   ----------------
Property and Casualty Insurance:
      Personal Lines:
          Personal Auto            $        438.2   $         (37.8)  $            (6.9)                   $         2,829.7
          Homeowners                        184.6             (95.6)              (81.7)                             1,284.0
          Other Personal                     50.4              (1.2)                3.1                                400.0
      Commercial Lines:
          Business Insurance                261.7             (34.7)               (2.4)                             3,197.9
          Commercial Insurance              161.0             (46.1)              (19.7)                             2,274.7
      Surety                                 22.7               4.6                 6.2                                163.1
      Other                                   1.8              (1.9)                2.0                                532.4
      Write-off of Goodwill                   -                 -                   -                                    -
                                                                                                             ----------------
                                    ---------------   ---------------   -----------------
          Total                           1,120.4   $        (212.7)              (99.4) $          (32.6)          10,681.8
                                    ---------------   ===============   -----------------                    ----------------
Life Insurance:
      Retirement Services                     6.4                                   1.9                              6,018.4
      Income Annuities                        0.1                                  12.3                              6,694.2
      Group                                  80.9                                  12.1                                163.3
      Individual                             33.6                                   9.5                              3,704.6
      Other                                   4.8                                  18.6                              1,034.2
      Write-off of Goodwill                   -                                     -                                    -
                                    ---------------                     -----------------                    ----------------
          Total                             125.8                                  54.4              30.4           17,614.7
                                    ---------------                     -----------------                    ----------------
Asset Management                              9.3                                   1.9               1.3               70.2
Discontinued Credit Operations                -                                     -                 0.7              844.5
Other and Eliminations                       24.3                                 (11.6)            (14.2)            (186.0)
                                    ---------------                     -----------------  ---------------   ----------------
          Consolidated Totals      $      1,279.8                     $           (54.7) $          (14.4) $        29,025.5
                                    ===============                     =================  ===============   ================


Three Months Ended                                     Underwriting      Pretax Income       Net Income           Total
June 30, 2000                          Revenues        Gain (Loss)          (Loss)*            (Loss)             Assets
-----------------------------------  --------------   ---------------  ------------------  ---------------    ---------------
Property and Casualty Insurance:
      Personal Lines:
          Personal Auto            $        428.1   $          (23.9)$             6.6                      $        3,088.3
          Homeowners                        180.4              (38.1)            (25.4)                              1,321.4
          Other Personal                     46.1                5.8               9.9                                 398.3
      Commercial Lines:
          Business Insurance                298.6              (26.4)              9.0                               3,797.0
          Commercial Insurance              167.3              (43.5)            (19.8)                              2,435.9
      Surety                                 14.8                2.4               3.4                                 100.7
      Other                                   1.3               (0.7)             (7.0)                                430.6
                                    --------------   ---------------  ------------------                     ---------------
          Total                           1,136.6   $         (124.4)            (23.3)  $          17.3            11,572.2
                                     --------------   ===============  ------------------                     ---------------
Life Insurance:
      Retirement Services                     9.3                                  9.0                               7,425.6
      Income Annuities                        0.3                                  7.0                               6,195.5
      Group                                  81.8                                  4.7                                 107.9
      Individual                             34.4                                  6.6                               3,050.3
      Other                                   4.5                                 18.1                                 957.6
                                    --------------                    ------------------                     ---------------
          Total                             130.3                                 45.4              27.7            17,736.9
                                     --------------                    ------------------                     ---------------
Asset Management                             12.4                                  4.8               3.1                80.0
Discontinued Credit Operations                -                                    -                 2.4               542.6
Other and Eliminations                       21.3                                (15.0)            (21.4)               45.1
                                     --------------                    ------------------  ---------------    ---------------
          Consolidated Totals      $      1,300.6                    $            11.9   $          29.1    $       29,976.8
                                     ==============                    ==================  ===============    ===============


* Income before realized gains (losses), distributions on capital securities, income taxes, discontinued Credit operations and cumulative effect of change in accounting principle.






                      SAFECO CORPORATION AND SUBSIDIARIES
                        PART I -- FINANCIAL INFORMATION
                 ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS
    (Amounts in Millions, except per share amounts, unless otherwise noted)

SAFECO Corporation and Subsidiaries

SAFECO's net income (loss) for the six months ended June 30, 2001 and 2000 was $(897.2) and $58.9, respectively or $(7.02) and $0.46 per share, respectively.
Excluding realized gain from investments, write-off of goodwill and discontinued operations, the income (loss) per share for the six months ended June 30, 2001 and 2000 was $(0.17) and $0.13, respectively. The following summarized financial information sets forth the contributions of each business segment to consolidated income.

                                                               Six Months Ended                Three Months Ended
                                                                    June 30                          June 30
                                                        --------------------------------  ------------------------------
                                                               2001            2000            2001            2000
----------------------------------------------------------------------------------------  ------------------------------
Income (Loss) from Continuing Operations before                      (In Millions Except Per Share Amounts)
 Realized Gain and Income Taxes: *
    Property and Casualty Insurance:
      Underwriting Loss                                   $     (340.4)   $    (257.0)   $     (212.7)    $    (124.4)
      Net Investment Income                                      229.5          227.6           113.3           112.1
      Goodwill Amortization                                      (11.0)         (22.0)            -             (11.0)
                                                          -------------   ------------   -------------    ------------

         Total Property and Casualty                            (121.9)         (51.4)          (99.4)          (23.3)
      Life                                                       100.6           84.4            54.4            45.4
      Asset Management                                             3.8            8.3             1.9             4.8
      Corporate                                                  (24.3)         (26.4)          (11.6)          (15.0)
      Write-off of Goodwill                                   (1,201.0)           -               -               -
                                                          -------------   ------------   -------------    ------------


         Total                                                (1,242.8)          14.9           (54.7)           11.9

Realized Gain before Income Taxes                                 62.2           57.2            28.8            26.1
                                                          -------------   ------------   -------------    ------------


Income (Loss) from Continuing Operations before Income        (1,180.6)          72.1           (25.9)           38.0
Tax
                                                          -------------   ------------   -------------    ------------


Provision (Benefit) for Income Taxes on:
      Income (Loss) from Continuing Operations and
        before Realized Gain                                    (326.9)         (23.4)          (32.5)           (9.0)
      Realized Investment Gain                                    21.8           19.9            10.4             9.1
                                                          -------------   ------------   -------------    ------------


         Total                                                  (305.1)          (3.5)          (22.1)            0.1
                                                          -------------   ------------   -------------    ------------


Income (Loss) from Continuing Operations before
Distributions on Capital Securities                             (875.5)          75.6            (3.8)           37.9

Distributions on Capital Securities, Net of Tax                  (22.4)         (22.4)          (11.2)          (11.2)
                                                          -------------   ------------   -------------    ------------


Income (Loss) from Continuing Operations                        (897.9)          53.2           (15.0)           26.7

Income from Discontinued Operations                                2.8            5.7             0.6             2.4
                                                          -------------   ------------   -------------    ------------


Income (Loss) before Cumulative Effect of Change in
Accounting Principle - FAS 133, Net of Tax                      (895.1)          58.9           (14.4)           29.1

Cumulative Effect of Change in Accounting Principle -
   FAS 133, Net of Tax                                            (2.1)           -               -               -
                                                          -------------   ------------   -------------    ------------

Net Income (Loss)                                         $     (897.2)   $      58.9    $      (14.4)    $      29.1
                                                          =============   ===========    =============    ============

Per Share of Common Stock:
   Income (Loss) before Realized Gain and Write-off of    $       (0.17)  $       0.13   $       (0.26)   $       0.09
   Goodwill
   Write-off of Goodwill                                          (7.17)          -               -               -
   Realized Gain                                                   0.32           0.29            0.15            0.13
                                                           -------------   ------------   -------------    ------------

   Income (Loss) from Continuing Operations                       (7.02)          0.42           (0.11)           0.22
   Income from Discontinued Operations                             0.02           0.04            -               0.01
                                                           -------------   ------------   -------------    ------------

   Income (Loss) before Cumulative Effect of Change in
     Accounting Principle                                         (7.00)          0.46           (0.11)           0.23
   Cumulative Effect of Change in Accounting Principle            (0.02)          -               -               -
                                                           -------------   ------------   -------------    ------------

   Net Income (Loss)                                      $       (7.02)  $       0.46   $       (0.11)   $       0.23
                                                           =============   ===========    =============    ============


Dividends Paid to Common Shareholders                     $        0.56   $       0.74   $        0.19    $       0.37

* Note: Income (Loss) from Continuing Operations before Realized Gain and Income
  Taxes is a standard industry measurement used by management to analyze income from core operations and is presented to supplement net income as a measure of profitability.

                      SAFECO CORPORATION AND SUBSIDIARIES
                        PART I -- FINANCIAL INFORMATION
                 ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS(Continued) (Amounts in Millions, except per share amounts, unless otherwise noted)
-------------------------------------------------------------------------------

Since late January 2001, the new Chief Executive Officer and the senior management team engaged in a review of the Company's operations with a particular emphasis on the property and casualty insurance operations. This review resulted in urgent actions being taken. Specific action plans resulting from this review have been introduced that focus on: (1) assuring that the recovery plans for the property and casualty insurance operations have the rigor and urgency necessary to succeed, especially with respect to getting appropriate rates for the risks we assume and re-underwriting our book of business; (2) rigorously analyzing and reducing expenses; (3) strengthening the balance sheet; and (4) investment in the Company's employees and the third-parties who distribute the Company's products.

Urgent Actions

(1) The recovery plans for the property and casualty operations involve actions on several fronts. Rate increases in the auto, homeowners, small and large commercial lines are being taken. Re-underwriting continues in the personal insurance, business insurance and commercial insurance lines, involving aggressively non-renewing lower quality risks. Re-underwriting in the business insurance area resulted in the reduction of $120 of unprofitable business.

     On May 17, 2001, the Company announced its decision to consolidate its commercial lines operations by reducing the number of regional offices. The new operations will be known as SAFECO Business Insurance (SBI) and will focus on small-to-medium business product lines. SBI will include a special facility to underwrite large commercial accounts produced by agents and brokers who support SAFECO's core personal and small-to-medium business product lines. The Company also decided to exit roughly half of its $270 Select Markets business because these specialty insurance products do not fit with the Company's core business focus. Once the contracts for the discontinued lines expire they will not be renewed. The runoff period may take up to two to three years.

     SAFECO recently announced an aggressive profit restoration plan for homeowners. Elements of the plan include pricing the product to generate a fair return, restricting policy terms, insurance to value efforts and a willingness to exit markets that do not respond to pricing actions.

(2) A rigorous company wide effort to reduce expenses is ongoing. On July 18, 2001, the Company announced that it would be eliminating approximately 1,200 jobs by the end of 2003 with half of the reductions to be completed by the end of 2001. Positions will be eliminated in the corporate headquarters and regional operations. This announcement includes the jobs to be eliminated as part of the commercial operation consolidation previously announced on May 17, 2001. When fully implemented, these actions will reduce the Company's annual operating expenses by approximately $100.

     Restructuring charges and period costs associated with these changes are expected to total approximately $60 through 2003. This will include a pretax charge against earnings in the third quarter of this year of approximately $40 (or $0.20 per diluted share after tax), a fourth quarter charge of approximately $5 and the balance to be spread out over the next two years as the different changes occur. These charges include estimated severance costs, stay bonuses, employee transfer costs, recruiting and training expenses and office closure costs. Charges that meet the requirements of exits costs, in accordance with generally accepted accounting principles, will be recognized and accrued as a restructuring charge when the costs can be reasonably estimated. Other charges that do not meet the definition of exit costs will be expensed as a restructuring charge in the period incurred.

(3) In strengthening the balance sheet, the decision to sell SAFECO Credit was driven by a desire to reduce the Company's debt. When the sale is closed, approximately one-half of the Company's debt will be eliminated. On July 24, 2001, SAFECO announced that it had reached a definitive agreement to sell SAFECO Credit to General Electric Capital Commercial Equipment Financing. It is anticipated that the transaction will close in the third quarter 2001.

                      SAFECO CORPORATION AND SUBSIDIARIES
                        PART I -- FINANCIAL INFORMATION
                 ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS(Continued) (Amounts in Millions, except per share amounts, unless otherwise noted)
-------------------------------------------------------------------------------

     Effective March 31, 2001, the Company elected to change its method for assessing the recoverability of goodwill. As a result, all goodwill was written-off. This brings the book value of the Company more in line with market value as investors had discounted the value of the goodwill for some time.

     On February 8, 2001, the Company announced a 50% reduction in its quarterly dividend from $0.37 per share to $0.185 per share starting with the April 2001 dividend payment to shareholders. This reduction is expected to provide the Company cash savings of approximately $95 per year.

     An independent review of the Company's property and casualty loss reserve balances is underway with a particular emphasis on asbestos, construction defect and workers' compensation exposures. The analysis is intended to help management better understand emerging industry trends and how they may be affecting the Company. The analysis is expected to be completed during the third quarter of 2001 at which time the Company will evaluate the impact of the analysis on its business and evaluate the need for any additional reserves.

(4) The people focus is designed to strengthen the tools, capabilities, and alignment of our employees and to implement a compensation structure designed to motivate and reward superior performance. Programs are in development in each area.

     In addition, hiring strong leaders is crucial. To this end, in July 2001 Michael LaRocco was appointed President and Chief Operating Officer of SAFECO Personal Insurance. Mr. LaRocco most recently headed the $1.2 billion northeastern operations for GEICO. And, in May 2001 Bruce Allenbaugh was named Senior Vice President of Corporate Marketing bringing wide experiences from Avenue A, NextLink and Pepsi-Cola to the Company. The Company is also reviewing its relationships with its agents who sell property and casualty insurance products to assure that the agents who represent the company are providing it with a sufficient volume and mix of profitable business to help return the property and casualty operations to underwriting profitability.


Property and Casualty Insurance

The underwriting loss for the six months ended June 30, 2001 and 2000 was $340.4 and $257.0, respectively. The underwriting loss increased $83.4 over the prior year due primarily to increases in underwriting losses on homeowners of $76.5 and commercial insurance of $19.9, offset in part by a reduction in the underwriting loss for business insurance of $23.3.

Catastrophic storms in St. Louis in early April generated customer claims of approximately $60, one of the largest weather-related losses in the Company's history. The St. Louis storm along with Tropical Storm Allison and severe weather throughout the Midwest was the major cause of the increased pretax operating loss for the quarter. Catastrophes added $123 to second quarter loss costs, including $73 for homeowners, $30 for personal auto, $13 for business insurance and $7 for all other lines of business. Non-catastrophe weather losses for the quarter totaled $67, including $41 for homeowners, $13 for business insurance, $7 for personal auto and $6 for all other lines of business. Catastrophes and non-catastrophe weather losses for the second quarter 2001 and 2000 were $190 and $111, respectively.

The total combined ratio for the six months ended June 30, 2001 and 2000 was
115.2 and 111.3, respectively. Excluding catastrophes and non-catastrophe weather the core combined ratio for the six months ended June 30, 2001 and 2000 was 103.5 and 103.6, respectively. The core combined ratio for the second quarter of 2001 was 102.0 versus 105.0 in the first quarter. A table showing the total and core combined ratios for each of the last 5 quarters is presented below.

The total combined ratio is a commonly used gauge of underwriting performance measuring the percentage of premium dollars used to pay customer claims and expenses. The lower the ratio, the more effective the underwriting. The core combined ratio for personal and commercial lines excludes catastrophes - which SAFECO defines as events generating multiple customer claims totaling in excess of $0.5 - and the effects of non-catastrophe weather-related claims.

                      SAFECO CORPORATION AND SUBSIDIARIES
                        PART I -- FINANCIAL INFORMATION
                 ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS(Continued) (Amounts in Millions, except per share amounts, unless otherwise noted)
-------------------------------------------------------------------------------

                                        Underwriting Results - Total Combined Ratios
       ---------------------------------------------------------------------------------------------------------------
                                                        2001                                  2000
                                              --------------------------    ------------------------------------------
                                                 2nd            1st            4th             3rd            2nd
                                               Quarter        Quarter        Quarter         Quarter        Quarter
       -------------------------------------- -----------    -----------    -----------     -----------    -----------
       Personal Lines
       Personal Auto                              108.7%         106.5%         109.8%          103.8%         105.6%
       Homeowners                                 151.7%         118.2%         118.0%          116.9%         121.1%
       Other Personal                             102.4%          97.9%          87.0%           96.3%          87.4%
           Total Personal Lines                   120.0%         108.7%         110.5%          106.9%         108.5%


       Commercial Lines
       Business Insurance                         113.2%         110.1%         109.0%          114.8%         108.8%
       Commercial Insurance                       128.6%         126.3%         129.3%          120.5%         126.0%
           Total Commercial Lines                 119.1%         116.3%         116.7%          116.8%         115.0%

       Surety                                      79.7%          87.7%         111.3%           59.0%          83.8%

       Total Combined Ratio                       119.0%         111.4%         112.9%          110.1%         110.9%





                                        Underwriting Results - Core Combined Ratios
       ---------------------------------------------------------------------------------------------------------------
                                                        2001                                  2000
                                            --------------------------    ------------------------------------------
                                                 2nd            1st            4th             3rd            2nd
                                               Quarter        Quarter        Quarter         Quarter        Quarter
                                             -----------    -----------    -----------     -----------    -----------
       Personal Lines
       Personal Auto                              100.2%         106.0%         109.2%          101.7%         102.2%
       Homeowners                                  89.9%          98.2%          93.7%           91.2%          86.0%
       Other Personal                              89.4%          81.0%          80.8%           88.5%          81.4%
           Total Personal Lines                    96.6%         101.6%         102.9%           97.8%          96.2%


       Commercial Lines
       Business Insurance                         103.5%         103.4%         105.1%          110.4%         100.5%
       Commercial Insurance                       124.6%         122.5%         126.4%          117.8%         122.5%
           Total Commercial Lines                 111.5%         110.7%         113.2%          113.0%         108.4%

       Surety                                      79.7%          87.7%         111.3%           59.0%          83.8%

       Core Combined Ratio                        102.0%         105.0%         107.1%          103.1%         101.1%


An independent review of the Company's property and casualty loss reserve balances is underway with a particular emphasis on asbestos, construction defect and workers' compensation exposures. The analysis is intended to help management better understand emerging industry trends and how they may be affecting the Company. The analysis is expected to be completed during the third quarter of 2001 at which time the Company will evaluate the impact of the analysis on its business and evaluate the need for any additional reserves.

Net written premiums for the property and casualty insurance companies decreased by 3.0% for the six months ended June 30, 2001 compared with the same period last year. This includes an increase of 2 percent in net written premium for Personal Lines during the six months ended June 30, 2001, a decrease of 17 percent for Business Insurance and a decrease of 6 percent in Commercial Insurance.

Personal Auto - Pretax underwriting losses for the six months ended June 30, 2001 and 2000 were $65.4 and $63.7, respectively. Second quarter 2001 and 2000 underwriting losses were $37.8 and $23.9, respectively. Catastrophes and non-catastrophe weather losses for the quarter were $37 for the quarter ended

                      SAFECO CORPORATION AND SUBSIDIARIES
                        PART I -- FINANCIAL INFORMATION
                 ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS(Continued) (Amounts in Millions, except per share amounts, unless otherwise noted)
-------------------------------------------------------------------------------
June 30, 2001 compared with $15 for the second quarter of 2000. The core combined ratio improved and declined to 100.2% in the second quarter 2001 from 106.0% in the first quarter 2001 and 102.2% in the second quarter of 2000. SAFECO continues to re-underwrite its personal auto business and increase rates. The effect of rate increases, agency cancellations, and tighter underwriting are impacting the number of automobile policies in-force, which ended the second quarter 4% lower than a year ago. However, net auto premiums written increased 2% to $882.

Homeowners - Pretax underwriting losses for the six months ended June 30, 2001 and 2000 were $128.7 and $52.2, respectively. Second quarter 2001 and 2000 underwriting losses were $95.6 and $38.1, respectively. Catastrophes and non-catastrophe weather losses totaled $114 for the second quarter 2001 compared with $63 last year. SAFECO recently announced an aggressive profit restoration plan for homeowners. Elements of the plan include pricing the product to generate a fair return, restricting policy terms, insurance to value efforts and a willingness to exit markets that do not respond to pricing actions.

Other Personal - Other Personal Lines provide coverage for earthquake, dwelling fire, inland marine and boats. Second quarter loss costs include $2 for the April St. Louis storm and other catastrophe events. Net premiums written increased 10% to $105.

Business Insurance - Pretax underwriting losses for the six months ended June 30, 2001 and 2000 were $62.1 and $85.4, respectively. This represents an improvement of more than 27% between the two years. Second quarter 2001 and 2000 underwriting loss were $34.7 and $26.4, respectively. Actions taken this past year to increase prices and eliminate unprofitable business are contributing to the improvement in the combined ratio for the current year. The re-underwriting of this book of business, which resulted in the elimination of approximately $120 of annual premium, was completed during the second quarter. These actions have resulted in a loss of business with net premiums written down 17% to $526.

On May 17, 2001, the Company announced its decision to consolidate its commercial operations. The new operations will be known as SAFECO Business Insurance (SBI) and will focus on small-to-medium business product lines. SBI will include a special facility to underwrite large commercial accounts produced by agents and brokers who supports SAFECO's core personal and small-to-medium business product lines. The new SBI organization will have six underwriting field offices throughout the country. The Company also decided to exit roughly half of its $270 Select Markets business because these specialty insurance products do not fit with the Company's core business focus. Once the contracts for the discontinued lines expire they will not be renewed. The runoff period may take up to two to three years.

Commercial Insurance - Pretax underwriting losses for the six months ended June 30, 2001 and 2000 were $89.9 and $70.0, respectively. Second quarter 2001 and 2000 underwriting loss were $46.1 and $43.5, respectively. Adverse workers' compensation loss experience, particularly in California and Florida, is mitigating actions taken to improve results. SAFECO continues to increase prices, and intends to increase the non-renewal of policies in markets that have been consistently unprofitable. Net premiums written decreased 6% to $324.

As discussed in the Business Insurance section above, the large commercial insurance operations will be consolidated into the new SBI operations. The property and casualty operating results for Business Insurance and Commercial Insurance will continue to be shown separate for the remainder of 2001 and will be combined starting in 2002.


Life Insurance

The life insurance companies reported pretax income, excluding realized gains and write-off of goodwill, for the six months ended June 30, 2001 and 2000 of $100.6 and $84.4, respectively. Second quarter 2001 and 2000 profits were $54.4 and $45.4, respectively.

Retirement Services - Pretax income for the six months ended June 30, 2001 and 2000 were $5.3 and $20.2, respectively. Second quarter 2001 and 2000 profits were $1.9 and $9.0, respectively. This decline is due to a decrease in assets under management and losses incurred from early surrenders of the equity indexed

                      SAFECO CORPORATION AND SUBSIDIARIES
                        PART I -- FINANCIAL INFORMATION
                 ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS(Continued) (Amounts in Millions, except per share amounts, unless otherwise noted)
-------------------------------------------------------------------------------
annuity (EIA). Assets under management at June 30, 2001 and 2000 were $6 billion and $7 billion, respectively. Losses in the EIA line of $8.9 for the six months ended June 30, 2001 included $4.7 of additional interest-related charges related to the early surrender offer extended to EIA policyholders in 2001. EIA deposit assets under management are $200 at June 30, 2001, down from $253 at March 31, 2001 and $305 at December 31, 2000.

Income Annuities - Pretax income for the six months ended June 30, 2001 and 2000 were $22.7 and $14.0, respectively. Second quarter 2001 and 2000 profits were $12.3 and $7.0, respectively. The increase in pretax income is mainly due to increased investment income from changes in paydowns of collateralized mortgage obligation investments. Assets under management at June 30, 2001 and 2000 remained unchanged at $6 billion.

Group - Pretax income for the six months ended June 30, 2001 and 2000 were $18.8 and $0.7, respectively. Second quarter 2001 and 2000 profits were $12.1 and $4.7, respectively. This marks the fifth consecutive profitable quarter for the group line and continues to reflect underwriting and ratings actions taken to correct the adverse experience in medical stop loss coverage. Group's overall loss ratio improved to 55% for the second quarter 2001 compared to 66% in the first quarter and 67% in the second quarter 2000. Premiums for the six months ended June 30, 2001 increased $7 to $164 compared with $157 last year.

Individual - Pretax income for the six months ended June 30, 2001 and 2000 were $16.3 and $13.7, respectively. Second quarter 2001 and 2000 profits were $9.5 and $6.6, respectively. The increases are primarily the result of improved claims experience. Sales of Business Owned Life Insurance (BOLI) have been negatively impacted by the first quarter 2001 ratings downgrade. See below for additional information on the rating agency downgrades. Due to the ratings downgrades the Company has not received any new BOLI deposits in 2001.

As reflected in the Statements of Consolidated Cash Flows, the funds received under deposit contracts have declined about $560 for the six months ended June 2001 compared with June 30, 2000. The decline is due primarily to the negative impact of the first quarter 2001 ratings downgrade, impacting BOLI, income annuities and retirement services products, whose customer base is sensitive to ratings changes.


Asset Management

The asset management operations recorded pretax earnings for the six months ended June 30, 2001 and 2000 of $3.8 and $8.3, respectively. The decline in income is due in part to a lower amount of management and advisory fees resulting from lower assets under management. Assets under management at June 30, 2001 and 2000 were $5.4 billion and $6.1 billion, respectively.

                      SAFECO CORPORATION AND SUBSIDIARIES
                        PART I -- FINANCIAL INFORMATION
                 ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS(Continued) (Amounts in Millions, except per share amounts, unless otherwise noted)
-------------------------------------------------------------------------------

Discontinued Credit Operations

On March 14, 2001, the Company announced its intention to sell its credit subsidiary, SAFECO Credit. On March 31, 2001, a plan of disposal was formalized establishing the measurement date as March 31, 2001; consequently, SAFECO Credit has been accounted for as a discontinued operation, effective March 31, 2001. SAFECO Credit generated pretax profits for the six months ended June 30, 2001 and 2000 of $4.5 and $8.9, respectively. This represents additional after-tax earnings per share for the six months ended June 30, 2001 and 2000 of $0.02 and $0.04, respectively, not included in SAFECO's year-to-date continuing operating profits.

On July 24, 2001, the Company announced it had agreed to sell SAFECO Credit to General Electric Capital Commercial Equipment Financing. The sale is expected to be completed in the third quarter 2001. Specific terms of the sale have not yet been disclosed. The Company expects to recognize a gain on the sale of SAFECO Credit.

SAFECO Credit's summarized financial information is as follows:

                                                                June 30           December 31
                                                                  2001                 2000
                                                           ----------------     -----------------

       Finance Receivables                                  $       1,648.8      $        1,617.7
       Affiliate Receivables *                                        199.7                 171.3
       Other Assets                                                   118.0                 117.3
                                                           ------------------   ------------------
             Total Assets                                   $       1,966.5      $        1,906.3
                                                          ==================   ==================

       Short-Term Borrowings                                $         829.2      $        1,154.7
       Affiliate Borrowings *                                         896.4                 504.0
       Other Liabilities                                               93.1                  99.1
                                                           ------------------   ------------------
             Total Liabilities                              $       1,818.7      $        1,757.8
                                                           ==================   ==================

                                                                    Six Months Ended
                                                                          June 30
                                                           ---------------------------------------
                                                                 2001                 2000
                                                           ----------------     ------------------
       Revenues                                             $          78.0      $          67.9
       Expenses                                                        73.5                 59.0
                                                           ----------------     ------------------
       Income before Income Taxes                                       4.5                  8.9
       Provision for Income Taxes                                       1.7                  3.2
                                                           ----------------     ------------------
             Net Income                                     $           2.8      $           5.7
                                                           ==================   ==================

       * The summarized balance sheets presented show SAFECO Credit on a stand alone basis and do not reflect the elimination of Affiliate Receivables and Affiliate Borrowings. When these affiliate balances are eliminated the Net Assets of Discontinued Credit Operations are $844.5 at June 30,
         2001 and $481.2 at December 31, 2000.



                      SAFECO CORPORATION AND SUBSIDIARIES
                        PART I -- FINANCIAL INFORMATION
                 ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS(Continued) (Amounts in Millions, except per share amounts, unless otherwise noted)
-------------------------------------------------------------------------------
Realized Gain on Investment Portfolio, Write-down of Investments and Investment Portfolio

Pretax net realized gain from the sale of investments for the six months ended June 30, 2001 and 2000 was $62.2 and $57.2, respectively. Second quarter 2001 and 2000 realized gains were $28.8 and $26.1, respectively. For the six months ended June 30, 2001, SAFECO recognized write-downs of $50 ($36 in the first quarter and $14 in the second quarter) on the investment portfolio due to deteriorating credit worthiness and market value declines of certain debt and equity issues. These write-downs are included in the realized gain amount of $62.2. Write-downs for the same period last year were $10. In the first quarter, the Company wrote down its equity investment in Concur Technologies, Inc. because management determined that the decline in the market value was other than temporary. The investment has been written down to fair value with the charge of $24 going to realized loss. Another $9 of the write-down relates to fixed income securities issued by Helig-Meyers which has filed for Chapter 11 Bankruptcy reorganization.

As reflected in the Statements of Consolidated Cash Flows, the Company has liquidated some fixed maturities and marketable equity securities to increase liquidity. As a result of rating agency downgrades, discussed further below, borrowing rates have increased for the Company. SAFECO Corporation has loaned to SAFECO Credit some of the cash received from the sale of investments to help repay its Commercial Paper outstanding as it matures. At June 30, 2001, cash available to meet liquidity needs has increased approximately $200 from December 31, 2000. These funds have been invested in short-term investments.


Rating Agency Downgrades

Three ratings agencies (Standard & Poor's, A.M. Best and Fitch IBCA) lowered credit ratings for SAFECO during the first quarter. On May 8, 2001, Moody's lowered SAFECO's senior debt ratings and confirmed the A1 insurance financial strength ratings of its principal property and casualty and life insurance subsidiaries. Lower ratings will significantly affect SAFECO Life's ability to sell income annuities and BOLI products. SAFECO is addressing the situation by taking steps to strengthen its balance sheet and improve its core earnings. The following table summarizes SAFECO's ratings as of August 10, 2001:

                                                                               Fitch
       Debt Ratings                            Rating Basis       A.M. Best    IBCA        Moody's      S&P
       ----------------------------------------------------------------------------------------------------------

       SAFECO Corporation                Senior Debt                 bbb+        --         Baa1        BBB+
       SAFECO Corporation                Capital Securities          bbb         --         baa1        BBB-
       SAFECO Corporation                Commercial Paper             --         F2          P-2         A-2

       Insurer Financial Strength
       ----------------------------------------------------------------------------------------------------------

       Property and Casualty Subsidiaries                             A          AA-         A1          A+
       Life Insurance Subsidiaries                                    A          AA-         A1          A+


                       SAFECO CORPORATION AND SUBSIDIARIES
                        PART I -- FINANCIAL INFORMATION
                 ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS(Continued) (Amounts in Millions, except per share amounts, unless otherwise noted)
-------------------------------------------------------------------------------

Forward-looking information is subject to risk and uncertainty

Statements made in this report that relate to anticipated financial performance, business prospects and plans, regulatory developments and similar matters may be considered "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Statements in this report that are not historical information are forward-looking. Such statements are subject to certain risks and uncertainties that may cause the operations, performance, development and results of SAFECO's business to differ materially from those suggested by the forward-looking statements. The risks and uncertainties include:

o        SAFECO's ability to sell SAFECO Credit Company, Inc.;
o SAFECO's ability to obtain rate increases and non-renew underpriced insurance accounts;
o        Achievement of SAFECO's premium targets and profitability;
o        Decrease in large-commercial premium volume;
o Achievement of expense savings from consolidation of commercial operations;
o        Achievement of SAFECO's expense reduction goals;
o        Realization of growth and business retention estimates;
o        Changes in the nature of the property and casualty book of business;
o        Amount and duration of losses from discontinued commercial lines;
o Development and implementation of an automated underwriting process, including the use of insurance scoring, in personal and commercial operations;
o        Driving patterns;
o        Changes in competition and pricing environments;
o Weather conditions, including the severity and frequency of storms, hurricanes, snowfalls, hail and winter conditions;
o        The occurrence of significant natural disasters, including earthquakes;
o        The development of major Year 2000 related claims or liabilities;
o        The adequacy of loss reserves;
o        The availability and pricing of reinsurance;
o        Court decisions and trends in litigation;
o        Legislative and regulatory developments;
o        Rating agency actions;
o        Availability of bank credit facilities;
o        Fluctuations in interest rates;
o        Performance of financial markets; and
o        General economic and market conditions.

In particular, because insurance rates in some jurisdictions are subject to regulatory review and approval, SAFECO's achievement of rate increases may occur in amounts and on a time schedule different than planned, which may affect the Company's efforts to restore earnings in the property and casualty lines.

                       SAFECO CORPORATION AND SUBSIDIARIES
                           PART II - OTHER INFORMATION
                           ITEM 1 - LEGAL PROCEEDINGS
                              (Amounts in Millions)
-------------------------------------------------------------------------------
Item 1.  Legal Proceedings

         Because of the nature of their businesses, the Company's insurance and other subsidiaries are subject to legal actions filed or threatened in the ordinary course of their business operations, generally as liability insurers defending third-party claims brought against their insureds or as insurers defending policy coverage claims brought against them. The Company does not believe that such litigation will have a material adverse effect on its financial condition, future operating results or liquidity.

         The property and casualty insurance subsidiaries of the Company are parties to a number of lawsuits for liability coverages related to environmental claims. Although estimation of environmental claims loss reserves is difficult, the Company believes that reserves established for these claims are adequate based on the known facts and current law. The loss and loss adjustment expense with respect to any such lawsuit, or all lawsuits related to a single incident combined, are not expected to be material to the Company's financial condition.

         General Insurance Company of America ("General") is a defendant in Hobbs v. State Farm Mutual Automobile Insurance Co., et al., a putative class-action lawsuit filed in 1999 in Illinois state court against seven property and casualty insurance groups. The plaintiffs allege that the defendants' support of the Certified Auto Parts Association, an independent organization that certifies the quality of non-original equipment manufactured parts for vehicles, constituted a conspiracy to further the improper use of those parts. The plaintiffs seek damages and injunctive relief. General is vigorously defending against these claims.

         In July 2000, SAFECO Insurance Company of America filed suit in U.S. District Court for the Middle District of North Carolina to collect amounts due from a workers' compensation policyholder, Magna Corporation ("Magna"). Under a contract with SAFECO Insurance Company of America, Magna, on behalf of its Professional Employee Organizations and their client companies, assumed obligations for significant deductibles and expense reimbursements. On March 19, 2001, Magna filed a petition under Chapter 7 of the United States Bankruptcy Code. The total amount due SAFECO Insurance Company of America from Magna may reach $43.

         The SAFECO Property & Casualty Insurance Companies were sued on July 18, 2001, in U.S. District Court for the Northern District of Ohio by a former SAFECO claims adjuster, Duane J. Jastremski. The plaintiff purports to represent a nationwide class of present and former SAFECO claims adjusters. He asserts that claims adjusters should have been considered non-exempt employees under the federal Fair Labor Standards Act and seeks damages representing back overtime pay for certain hours worked by SAFECO claims adjusters. SAFECO intends to vigorously defend against this allegation.

                       SAFECO CORPORATION AND SUBSIDIARIES
                           PART II - OTHER INFORMATION
          ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                           ITEM 5 - OTHER INFORMATION
                    ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------------
Item 4.  Submission of Matters to a Vote of Security Holders

         The Annual Meeting of Shareholders of SAFECO Corporation was held May 2, 2001. SAFECO shareholders elected three nominees to the Board of Directors by the votes shown below. The terms of all of the nominees elected will expire in 2004. There were no broker non-votes with respect to any of the nominees.

                                                             For                Withheld
                                                     ------------------    ------------------

                   Robert S. Cline                        103,269,413            5,143,614
                   William W. Krippaehne, Jr.             103,261,962            5,151,065
                   Michael S. McGavick                    103,404,919            5,008,108

         Continuing as Directors are Phyllis J. Campbell, William P. Gerberding, and Paul W. Skinner, whose terms expire in 2002, and Joshua Green III, William G. Reed, Jr., Norman B. Rice and Judith M. Runstad, whose terms expire in 2003.

         The proposal to approve the SAFECO Long-Term Incentive Plan of 1997 as Amended and Restated was adopted by the favorable vote of 96,324,382 shares, with 11,223,567 shares votes "against" and 865,078 shares abstaining. There were no broker non-votes with respect to the proposal.


Item 5. Other Information

         On August 9, 2001 SAFECO's Board of Directors announced the election of Joseph W. Brown as a director. Brown, chairman and chief executive of MBIA Inc., and of its main operating unit MBIA Insurance Corp., will join the SAFECO board in November. MBIA Insurance Corp. is a financial guarantor and specialized financial services company. Brown has worked in the insurance industry for nearly 30 years, including serving as president and CEO of Fireman's Fund Insurance Company and chairman and CEO of Talegen Holdings, Inc., Xerox's insurance holdings company.


Item 6. Exhibits and Reports on Form 8-K

         (b) Reports on Form 8-K

             The registrant filed the following 8-K's during the quarter ended June 30, 2001 and for the period up to August 10, 2001 (the filing date of this Form 10-Q).

                Filing dated                   Under                                 Filing related to:
             --------------------     ------------------------    ----------------------------------------------------------

             April 4, 2001            Item 5 (Other Items)        Announcement  regarding  expected  earthquake  losses  to
                                                                  SAFECO of approximately $15 million.

             April 24, 2001           Item 5 (Other Items)        Announcement  relating to the first quarter 2001 earnings
                                                                  release.

             May 18, 2001             Item 5 (Other Items)        Announcement  relating to the  consolidation  of SAFECO's
                                                                  commercial operations.

             July 11, 2001            Item 5 (Other Items)        Preliminary  review of  earnings  for the second  quarter
                                                                  2001.

             July 18, 2001            Item 5 (Other Items)        Announcement relating to expense reduction plan.
