Form 10-Q
period 2001-09-30
SAFECO CORP
filed 2001-11-13
CIK 86104

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the Quarter Ended September 30, 2001

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

127,770,630 shares of no par value common stock were outstanding at September 30, 2001.

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

Part I - Financial Information Page                                  Page

 Item 1.  Financial Statements:
        Consolidated Balance Sheets
        September 30, 2001 and December 31, 2000                        3

        Statements of Consolidated Income (Loss) and Retained Earnings for the Nine Months and Three Months Ended September 30,
        2001 and 2000                                                   5

        Statements of Consolidated Cash Flows
        for the Nine Months Ended September 30, 2001 and 2000           6

        Statements of Consolidated Comprehensive Income (Loss)
        for the Nine Months and Three Months Ended September 30,
        2001 and 2000                                                   7

        Condensed Notes to Consolidated Financial Statements            8

 Item 2. Management's Discussion and Analysis of Financial
   Condition and Results of Operations                                  17

Part II - Other Information

 Item 1.Legal Proceedings                                               27

 Item 5.Other Information                                               27

 Item 6.Exhibits and Reports on Form 8-K                                28

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                SAFECO CORPORATION
                                                ------------------------
                                                Registrant

                                                /s/  ROD A. PIERSON
                                                ------------------------
                                                Rod A. Pierson
                                                Senior Vice President
Dated November 13, 2001                          and Chief Financial Officer

                                                /s/  H. PAUL LOWBER
                                                ------------------------
                                                H. Paul Lowber
                                                Vice President, Controller
Dated November 13, 2001                          and Chief Accounting Officer

                       SAFECO CORPORATION AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS
                          CONSOLIDATED BALANCE SHEETS
                                 (In Millions)

                                                                    September 30  December 31
                  ASSETS                                                2001         2000
                  ------                                           ------------  -----------
                                                                    (Unaudited)

Investments:

   Fixed Maturities Available-for-Sale, at Market Value
       (Amortized cost: $20,146.5; $20,388.1)                        $ 21,145.9  $ 20,830.2

   Marketable Equity Securities, at Market Value
       (Cost: $883.7; $875.9)                                           1,495.5     1,815.4

   Mortgage Loans                                                         886.3       823.0

   Other Investment Assets                                                219.5       160.3

   Short-Term Investments                                               1,129.2       182.3
                                                                     ----------  ----------

        Total Investments                                              24,876.4    23,811.2

Cash                                                                      151.7       186.3

Accrued Investment Income                                                 330.7       327.8

Premiums and Other Service Fees Receivable                               1,043.0    1,063.0

Other Notes and Accounts Receivable                                        199.4       37.6

Deferred Income Tax Recoverable
   (Net of tax liability related to unrealized appreciation of
    invesment securities:$562.3; $483.8)                                   232.6        -

Reinsurance Recoverables                                                   459.3      461.7

Deferred Policy Acquisition Costs                                          623.9      605.4

Land, Buildings and Equipment for Company Use
     (At cost less accumulated depreciation)                               558.4      440.1

Goodwill and Intangibles
     (Accumulated amortization:  $54.3; $202.8) (Note 3)                    98.3    1,307.4

Other Assets                                                               188.2      260.9

Net Assets of Discontinued Credit Operations (Note 6)                        -        481.2

Separate Account Assets                                                  1,070.2    1,275.1
                                                                        --------  ---------

        TOTAL                                                        $  29,832.1 $ 30,257.7
                                                                        ========   ========
                                  (continued)

See Condensed Notes to Consolidated Financial Statements on pages 8 through 16

                      SAFECO CORPORATION AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS
                     CONSOLIDATED BALANCE SHEETS (Continued)
                                       (In Millions)

                                                                                       September 30            December 31
             LIABILITIES AND SHAREHOLDERS' EQUITY                                          2001                   2000
             ------------------------------------                                      ------------            -----------
                                                                                        (Unaudited)

Losses and Adjustment Expense                                                             $   5,015.1          $   4,686.9
(Note 5)

Life Policy Liabilities
                                                                                                328.9                342.1

Unearned Premiums
                                                                                              1,848.4              1,836.5

Funds Held Under Deposit Contracts
                                                                                             14,436.8             14,085.7

Debt:

   Commercial Paper
                                                                                                269.8                349.8

   Medium-Term Notes Due 2003
                                                                                                318.7                300.0

   7.875% Notes Due 2005                                                                        200.0                200.0

   6.875% Notes Due 2007                                                                        200.0                200.0

   Other ($5.9 maturing within
one year)                                                                                        76.5                 80.7

Other Liabilities
                                                                                              1,440.4              1,269.1

Current Income Taxes
                                                                                                 19.7                 25.8

Deferred Income Taxes
                                                                                                    -                 67.2

Separate Account Liabilities                                                                  1,070.2              1,275.1
                                                                                         ------------           ----------
             Total Liabilities
                                                                                             25,224.5             24,718.9
                                                                                        -------------           ----------

Corporation-Obligated, Mandatorily Redeemable Capital
Securities of Subsidiary Trust Holding Solely Junior Subordinated
Debentures of the Corporation ("Capital
Securities")                                                                                    843.3                843.0
                                                                                        -------------           ----------
Preferred Stock, No Par Value:
   Shares Authorized:10
   Shares Issued and Outstanding:  None                                                            -                    -

Common Stock, No Par Value:
   Shares Authorized:300
   Shares Reserved for Options: 6.5; 7.1
   Shares Issued and Outstanding: 127.8; 127.6                                                  840.8                834.5

Retained Earnings
                                                                                              1,893.7              2,966.4

Total Accumulated Other Comprehensive Income - Net of Tax
   Unrealized Appreciation of Investment Securities                                           1,028.6                894.9
   Unrealized Appreciation from Derivative Instruments and Hedging
   Activities                                                                                     1.2                    -
                                                                                        -------------           ----------
             Total Shareholders' Equity                                                       3,764.3              4,695.8
                                                                                        -------------           ----------
             TOTAL                                                                       $   29,832.1         $   30,257.7
                                                                                        =============           ==========

See Condensed Notes to Consolidated Financial Statements on pages 8 through 16

                       SAFECO CORPORATION AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS
         STATEMENTS OF CONSOLIDATED INCOME (LOSS) AND RETAINED EARNINGS
                     (In Millions Except Per Share Amounts)

                                                                      Nine Months Ended              Three Months Ended
                                                                        September 30                    September 30
                                                                     ------------------              ------------------
                                                                     2001          2000              2001          2000
                                                                     ----          ----              ----         -----
                                                                         (Unaudited)                    (Unaudited)

REVENUES:
   Insurance:
     Property and Casualty Earned Premiums                           $ 3,355.4    $ 3,410.7         $ 1,118.5    $  1,142.4
     Life Premiums and Other Revenues                                    391.1        378.4             130.7         122.9
                                                                     ---------    ---------         ---------     ---------
       Total                                                           3,746.5      3,789.1           1,249.2       1,265.3

     Asset Management                                                     27.2         32.7               8.8           9.9
     Other                                                                72.2         77.0              23.4          29.8
     Net Investment Income                                             1,230.1      1,226.8             408.2         413.5
     Realized Investment Gain                                             80.7        108.6              18.5          51.4
                                                                     ---------    ---------         ---------     ---------
       Total                                                           5,156.7      5,234.2           1,708.1       1,769.9
                                                                     ---------    ---------         ---------     ---------
EXPENSES:
   Losses, Adjustment Expense and Policy Benefits
    (Note 5)                                                           3,978.5      3,731.4           1,466.1       1,246.9
   Commissions                                                           619.7        603.2             213.1         199.4
   Personnel Costs                                                       378.8        348.6             125.9         113.1
   Interest                                                               50.0         55.2              17.7          18.4
   Other                                                                 316.9        333.2              91.3         120.8
   Amortization of Deferred Policy Acquisition Costs                     615.5        626.3             207.8         206.5
   Deferral of Policy Acquisition Costs                                 (634.0)      (643.3)           (205.5)       (212.8)
   Goodwill and Intangibles Amortization (Note 3)                         23.4         45.1               4.2          15.2
   Write-Off of Goodwill (Note 3)                                      1,201.0            -                 -             -
   Restructuring Charge (Note 4)                                          31.8            -              31.8             -
                                                                     ---------     ---------         ---------     ---------
      Total                                                            6,581.6      5,099.7           1,952.4       1,707.5
                                                                     ---------     ---------         ---------     ---------
Income (Loss) from Continuing Operations before Income Taxes          (1,424.9)       134.5            (244.3)         62.4
                                                                     ---------     ---------         ---------     ---------
Provision (Benefit) for Income Taxes:
     Current                                                             (28.1)        14.8             (45.6)          3.7
     Deferred                                                           (376.6)        (9.6)            (54.0)          5.1
                                                                     ---------     ---------         ---------     ---------
       Total                                                            (404.7)         5.2             (99.6)          8.8
                                                                      ---------    ---------         ---------     ---------
Income (Loss) from Continuing Operations before
Distributions on Capital Securities                                   (1,020.2)       129.3            (144.7)         53.6

Distributions on Capital Securities, Net of Tax                          (33.7)       (33.6)            (11.3)        (11.2)
                                                                      ---------    ---------         ---------     ---------
Income (Loss) from Continuing Operations                              (1,053.9)        95.7            (156.0)         42.4
                                                                      ---------    ---------         ---------     ---------
Income from Discontinued SAFECO Credit Operations,
     Net of Tax (Note 6)                                                   4.2          8.7               1.4           3.1
Gain from Sale of SAFECO Credit, Net of Tax (Note 6)                      54.0            -              54.0             -
                                                                      ---------    ---------         ---------     ---------
      Total                                                               58.2          8.7              55.4           3.1

Income (Loss) before Cumulative Effect of Change in Accounting
Principle                                                               (995.7)        104.4           (100.6)         45.5

Cumulative Effect of Change in Accounting Principle - FAS 133,
Net of Tax                                                                (2.1)            -                 -            -
                                                                      ---------    ---------         ---------     ---------
Net Income (Loss)                                                       (997.8)        104.4           (100.6)          45.5


Retained Earnings, Beginning of Period                                 2,966.4       3,062.7           2,020.5       3,005.4
Amortization of Underwriting Compensation on Capital Securities           (0.3)         (0.3)             (0.1)         (0.1)
Dividends Declared                                                       (70.9)       (141.7)            (23.6)        (47.3)
Common Stock Reacquired                                                   (3.7)        (21.7)             (2.5)         (0.1)
                                                                      ---------    ---------         ---------     ---------
Retained Earnings, End of Period                                   $   1,893.7     $  3,003.4       $  1,893.7    $  3,003.4
                                                                     =========      =========        =========     =========
Net Income (Loss) Per Share of Common Stock:
   Income (Loss) from Continuing Operations                        $     (8.24)        $ 0.75           $(1.22)       $ 0.33
   Income from Discontinued Credit Operations                             0.03           0.07             0.01          0.03
   Gain from Sale of Credit Operations                                    0.42            -               0.42             -
                                                                     ---------      ---------        ---------     ---------
   Income (Loss) before Cumulative Effect of Change in
     Accounting Principle                                                (7.79)          0.82            (0.79)         0.36
   Cumulative Effect of Change in Accounting Principle                   (0.02)             -                 -            -
                                                                     ---------      ---------         ---------    ---------
  Net Income (Loss):     Diluted                                    $    (7.81)     $    0.82        $   (0.79)    $    0.36
                                                                      =========     =========        ==========   ==========
                         Basic                                      $    (7.81)     $    0.82        $   (0.79)    $    0.36
                                                                     ==========     =========        ==========   ==========

Dividends Paid to Common Shareholders                               $     0.74      $    1.11        $    0.18     $    0.37
                                                                     ==========    ==========        ==========   ==========
Average Number of Shares Outstanding During the
Period:                                            Diluted               127.9         127.9             128.0         127.7
                                                                     ==========    ==========        ==========    ==========
                                                   Basic                 127.7         127.8             127.8         127.6
                                                                     ==========    ==========         =========    ==========
See Condensed Notes to Consolidated Financial Statements on pages 8 through 16


                       SAFECO CORPORATION AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                                       (In Millions)

                                                                                     Nine Months Ended
                                                                                        September 30
                                                                                   ----------------------
                                                                                   2001              2000
                                                                                   ----              ----
                                                                                        (Unaudited)
OPERATING ACTIVITIES
   Insurance Premiums Received                                                   $  3,665.6        $  3,696.2
   Dividends and Interest Received                                                  1,150.7           1,158.3
   Other Operating Receipts                                                           150.0             143.7
   Insurance Claims and Policy Benefits Paid                                       (3,097.1)         (3,197.9)
   Underwriting, Acquisition and Insurance Operating Costs Paid                    (1,219.3)         (1,171.2)
   Interest Paid and Distributions on Capital Securities                             (128.8)           (130.6)
   Other Operating Costs Paid                                                         (82.3)            (81.5)
   Income Taxes Refunded (Paid)                                                       (47.2)              2.3
                                                                                  ---------        -----------

           Net Cash Provided by Operating Activities                                  391.6             419.3
                                                                                  ---------        -----------
INVESTING ACTIVITIES
   Purchases of:
      Fixed Maturities Available-for-Sale                                          (2,511.0)         (2,964.5)
      Fixed Maturities Held-to-Maturity                                                   -              (2.2)
      Equities                                                                       (206.5)           (354.3)
      Other Investment Assets                                                        (219.6)           (305.1)
      Maturities of Fixed Maturities Available-for-Sale                             1,030.5             725.5
   Maturities of Fixed Maturities Held-to-Maturity                                        -               8.7
   Sales of:
      Fixed Maturities Available-for-Sale                                           1,834.5           1,858.7
      Fixed Maturities Held-to-Maturity                                                   -               0.1
      Equities                                                                        279.1             415.5
      Other Investment Assets                                                         121.7             361.5
      Net Decrease (Increase) in Short-Term Investments                             (849.9)             153.5
   Proceeds from Sale of SAFECO Credit Company, Inc.                                   97.0                 -
   Other
                                                                                     (55.4)            (47.8)
        `                                                                         ---------        -----------
           Net Cash Used in Investing
Activities                                                                          (479.6)           (150.4)
                                                                                  ---------        -----------
FINANCING ACTIVITIES
   Funds Received Under Deposit Contracts                                            716.3           1,094.5
   Return of Funds Held Under Deposit Contracts                                     (976.1)         (1,187.1)
   Proceeds from Borrowings                                                              -             300.0
   Repayment of Borrowings                                                            (4.3)             (3.6)
   Net Proceeds (Repayment) of Short-Term Borrowings                                 (74.4)            119.4
   Common Stock Reacquired                                                            (4.7)            (30.5)
   Dividends Paid to Shareholders                                                    (94.5)           (142.1)
   Other                                                                               9.9              59.9
                                                                                  ---------        -----------
           Net Cash (Used in) Provided by Financing Activities                      (427.8)            210.5
                                                                                  ---------        -----------
Cash Provided by (Used in) Discontinued Credit
Operations                                                                            481.2           (423.3)

Net Increase (Decrease) in Cash                                                       (34.6)            56.1
Cash at the Beginning of Period                                                       186.3            103.1
                                                                                   ---------        -----------
Cash at the End of Period                                                         $   151.7         $  159.2
                                                                                ============       ============



                                   (continued)



See Condensed Notes to Consolidated Financial Statements on pages 8 through 16

                       SAFECO CORPORATION AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS
                STATEMENTS OF CONSOLIDATED CASH FLOWS (Continued)
                                  (In Millions)


                                                                                                Nine Months Ended
                                                                                                   September 30
                                                                                              ---------------------
                                                                                              2001             2000
                                                                                              ----             ----
                                                                                                   (Unaudited)

Net Income (Loss)                                                                          $   (997.8)         $   104.4
                                                                                           -----------         ---------
Adjustments to Reconcile Net Income to Net Cash
    Provided by Operating Activities:
       Income from Discontinued Credit Operations, Net of Tax                                     (4.2)             (8.7)
       Cumulative Effect of Change in Accounting Principle                                         2.1                 -
       Gain from Sale of SAFECO Credit Company, Inc., Net of Tax                                 (54.0)                -
       Realized Investment Gain                                                                  (80.7)           (108.6)
       Amortization and Depreciation                                                              65.7              79.6
       Write-off of Goodwill                                                                   1,201.0                 -
       Amortization of Fixed Maturity Investments                                                (47.5)            (30.8)
       Deferred Income Tax Benefit                                                              (376.6)             (9.6)
       Interest Expense on Deposit Contracts                                                     474.0             374.3
       Other Adjustments                                                                          (1.6)             (6.7)
       Changes in:
          Losses and Adjustment Expense                                                          328.2             143.6
          Life Policy Liabilities                                                                (13.2)             38.1
          Unearned Premiums                                                                       11.9              83.0
          Accrued Income Taxes                                                                    (6.1)              1.6
          Accrued Interest on Accrual Bonds                                                      (31.4)            (32.1)
          Accrued Investment Income                                                                2.9             (17.5)
          Deferred Policy Acquisition Costs                                                      (18.5)            (19.4)
          Other Assets and Liabilities                                                           (62.6)           (171.9)
                                                                                            -----------         ---------
            Total Adjustments                                                                  1,389.4             314.9
                                                                                          -------------        ----------
Net Cash Provided by Operating Activities                                                    $   391.6         $   419.3
                                                                                            ===========        =========


                       SAFECO CORPORATION AND SUBSIDIARIES
             STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)
                                  (In Millions)

                                                            Nine Months Ended                   Three Months Ended
                                                               September 30                        September 30
                                                        ------------------------              ---------------------
                                                          2001              2000              2001             2000
                                                        -------             ----              -----            ----
                                                               (Unaudited)                        (Unaudited)

Net Income (Loss)                                       $   (997.8)        $   104.4       $   (100.6)         $    45.5

Other Comprehensive Income (Loss), Net of Taxes:
    Change in Unrealized Appreciation
    of Investment Securities                                 133.7              62.0            182.0               96.2
    Change in Unrealized Appreciation from
    Derivative Instruments and Hedging
    Activities                                                 1.2                -              10.2                 -
                                                        ----------         ---------        ---------          ---------

Comprehensive Income (Loss)                             $   (862.9)        $   166.4         $   91.6         $   141.7
                                                        ===========        =========        =========           =======

See Condensed Notes to Consolidated Financial Statements on pages
8 through 16

                       SAFECO CORPORATION AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS
        CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
 (Dollar Amounts in Millions, except per share amounts, unless otherwise noted)
-------------------------------------------------------------------------------



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

On March 14, 2001, SAFECO announced its intentions to sell its credit subsidiary, SAFECO Credit Company, Inc. ("SAFECO Credit"). On March 31, 2001, a plan of disposal was formalized establishing the measurement date as March 31, 2001; consequently, SAFECO Credit was accounted for as a discontinued operation, effective March 31, 2001. On July 24, 2001, the Company announced that it had reached a definitive agreement to sell SAFECO Credit to General Electric Capital Corporation ("GECC"). The sale (effective July 31, 2001) was completed on August 15, 2001. See additional disclosure regarding segment data in Note 7 and information regarding the sale in Note 6 of this report.

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

Net income (loss) per diluted share of common stock is based on the weighted-average number of diluted common shares outstanding during the period. Due to the net loss in 2001 the Company used basic weighted-average shares outstanding to calculate earnings per share of common stock. Using diluted weighted-average shares outstanding would have resulted in a lower net loss per share of common stock.

Certain reclassifications have been made to the prior year financial information to conform to the current year classifications.


Note 2 - New Accounting Standards

Financial Accounting Standards Board ("FASB") Statement 133, "Accounting for Derivative Instruments and Hedging Activities"

The FASB issued Statement 133 (SFAS 133) in June 1998. The Statement amends or supersedes several previous FASB statements and requires recognizing all derivatives (including certain derivative instruments embedded in other contracts) as either assets or liabilities in the statement of financial position and measuring those instruments at fair value. A derivative is typically defined as an instrument whose value is "derived" from an underlying instrument, index or rate, has a notional amount, and can be net settled. The accounting for changes in the fair value of a derivative depends on the use of the derivative and the nature of any hedge designation thereon.

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

For the nine months and quarter ended September 30, 2001, a loss of $0.8 and $2.5, respectively, related to fair value hedge ineffectiveness was included in realized investment gain. For the nine months and quarter ended September 30, 2001, a loss of $1.3 and $2.2, respectively, related to cash flow hedge ineffectiveness was included in interest expense from continuing operations. For the nine months and quarter ended September 30, 2001, a loss of $1.4 and $0.2, respectively, related to cash flow hedges was included in Income from Discontinued Credit Operations. At September 30, 2001, AOCI included a gain of $1.7 ($1.2 after-tax) for the changes in fair value of cash flow hedges.

The Company's derivatives and hedges are described further below:

Fair Value Hedges

The Company uses interest rate swaps to offset the change in value of certain fixed rate assets and liabilities. In calculating the effective portion of the fair value hedges, the changes in the fair value of the hedge and the hedged item are recognized in realized gains in the Statements of Consolidated Income. Differences between the changes in the fair value of the hedge and the hedged item represent hedge ineffectiveness and are recognized in realized gain or loss. Fair value hedge ineffectiveness resulted in a loss of $0.8 and $2.5 for the nine months and quarter ended September 30, 2001, respectively. At January 1, 2001, the cumulative effect of the adoption of SFAS 133 related to fair value hedges was a loss of $2.6 ($1.7 after-tax). This cumulative loss at adoption was reported as the cumulative effect of change in accounting principle reported in the Statements of Consolidated Income.

Cash Flow Hedges

The Company also uses interest rate swaps to hedge the variability of future cash flows associated with variable rate debt. The changes in the fair value of the hedge and the related interest are recognized in AOCI. Differences between the changes in the fair value of the hedge and the hedged items represent hedge ineffectiveness and are recognized in interest expense. Cash flow hedge ineffectiveness related to continuing operations resulted in an increase of $1.3 and $2.2 to interest expense for the nine months and quarter ended September 30, 2001, respectively. Cash flow hedge ineffectiveness related to discontinued operations resulted in an increase to interest expense from discontinued operations of $1.4 and $0.2 for the nine months and quarter ended September 30, 2001, respectively. At January 1, 2001, the cumulative effect of the adoption of SFAS 133 was a loss of $3.0 ($1.9 after-tax) and was recorded to AOCI. At September 30, 2001, AOCI included a gain of $1.7 ($1.2 after-tax) for the changes in fair value of cash flow hedges. The Company estimates that $6.9 of derivative instrument and hedging activity gains included in AOCI will be reclassified into earnings during the next twelve months.

Other Derivatives

SAFECO Credit owned a few derivatives (swaptions) that did not qualify for hedge treatment as defined under SFAS 133. Changes in the fair value of the swaptions were recognized in interest expense. For the seven months and month ended July 31, 2001, a loss of $0.1 and a gain of $0.3, respectively, were reported as an increase and decrease, respectively, to interest expense for discontinued operations. SAFECO Credit's operating results have been reported as discontinued operations on the Statements of Consolidated Income (Loss). At January 1, 2001, the cumulative effect of the adoption of SFAS 133 related to the swaptions was a loss of $0.6 ($0.4 after-tax). This cumulative loss at adoption was reported as the cumulative effect of change in accounting principle reported in the Statements of Consolidated Income. As described further in Note 6 the Company completed the sale of SAFECO Credit to GECC on August 15, 2001. These derivatives were transferred to GECC as part of the sale of SAFECO Credit to GECC.

In 1997, the Company introduced an equity-indexed annuity (EIA) product that credits the policyholder based on a percentage of the gain in the S&P 500 Index. The Company has a hedging program with the objective to hedge the exposure to changes in the S&P 500. The program consists of buying and writing S&P 500 options, buying Treasury interest rate futures and trading S&P 500 futures and swaps. Sales of the EIA product were suspended in the fourth quarter of 1998. As permitted under a grandfathering clause in SFAS 133, the Company elected not to apply the fair value adjustment requirement of this statement to the embedded derivatives contained in the liability related to EIA products sold prior to January 1, 1999. The change in fair value of the options, futures and swaps used to hedge the EIA liability is recognized as an adjustment to realized investment gain in the Statements of Consolidated Income. For the nine months and quarter ended September 30, 2001, the Company recognized gains of $5.3 and $0.3, respectively on these options, futures and swaps.

SAFECO has a wholly-owned subsidiary that engages in a limited amount of derivative trading which includes writing S&P Index options and selling credit protection through credit default swaps. At September 30, 2001 the Company had credit default swaps with notional amounts totaling approximately $470. These activities are not designated as hedging activities under SFAS 133 and changes in the fair values of these investments and the realized gain or loss are recognized in net investment income or in realized gain. For the nine months and quarter ended September 30, 2001, the Company recorded gains (losses) of $4.1 and $(0.1) related to writing S&P Index options recorded through net investment income. For the nine months and quarter ended September 30, 2001, the Company recorded losses of $(6.6) and $(6.4) related to the credit default swaps recorded through realized loss.

The Company formally documents all relationships between the hedging instruments and hedged items, as well as its risk-management objectives and strategies for undertaking various hedge transactions. The Company links all hedges that are designated as fair value hedges to specific assets or liabilities on the balance sheet. The Company links all hedges that are designated as cash flow hedges to forecasted transactions. The Company also assesses, both at the inception of the hedge and on an on-going basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. When it is determined that a derivative is not highly effective as a hedge, the Company discontinues hedge accounting prospectively. No fair value hedges or cash flow hedges were derecognized or discontinued during the nine months and quarter ended September 30, 2001.

FASB Statement 141, "Business Combinations"

The FASB issued Statement 141 (SFAS 141), "Business Combinations" in July 2001. This statement changes the approach companies use to account for a business combination. It eliminates the pooling-of-interests method of accounting for business combinations and further clarifies the criteria to recognize intangible assets separately from goodwill. The requirements of SFAS 141 are effective for any business combination completed after June 30, 2001. The Company adopted this statement effective July 1, 2001 with no impact on the Company's financial statements.

FASB Statement 142, "Goodwill and Other Intangible Assets"

The FASB issued Statement 142 (SFAS 142), "Goodwill and Other Intangible Assets" in July 2001. Under SFAS 142, goodwill and indefinite-lived intangible assets are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, companies are required to adopt SFAS 142 in fiscal years beginning after December 15, 2001. The Company will adopt SFAS 142 on January 1, 2002. SAFECO does not expect the adoption of SFAS 142 to have a material impact on the Company's financial statements.

FASB Statement 143, "Accounting for Asset Retirement Obligations"

The FASB issued Statement 143, "Accounting for Asset Retirement Obligations" in August 2001. This standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The standard is effective for fiscal years beginning after June 15, 2002. The Company will adopt SFAS 143 on January 1, 2003. SAFECO does not expect the adoption of this statement to have a material impact on the Company's financial statements.

FASB Statement 144, "Accounting for the Impairment or Disposal of Long-Lived Assets"

The FASB issued Statement 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" in October 2001. The FASB's new rules on asset impairment supersede FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and provide a single accounting model for long-lived assets to be disposed of. The standard is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The Company will adopt SFAS 144 on January 1, 2002. SAFECO does not expect the adoption of this statement to have a material impact on the Company's financial statements.


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

The details of the write-off by business segment are presented below.

                                                       Gross                                   Write-off, Net
                      Segment                        Write-off             Tax Benefit             of Tax
       --------------------------------------    -------------------     -----------------    ------------------

       Property & Casualty Insurance             $         1,152.1       $          273.9     $           878.2
       Life Insurance                                         32.3                    6.7                  25.6
       Other                                                  16.6                    3.5                  13.1
                                                 --- ---------------     -- --------------    --- --------------
           Total                                 $         1,201.0       $          284.1     $           916.9
                                                 === ===============     == ==============    === ==============

Note 4 - Restructuring Charge

As disclosed in the June 30, 2001 Form 10-Q filing, on July 18, 2001, the Company announced that it would be eliminating approximately 1,200 jobs by the end of 2003 with half of the reductions expected to be completed by the end of 2001. Since the beginning of this year SAFECO's total employment has declined by approximately 600, excluding the reduction due to the sale of SAFECO Credit. Positions being eliminated are in the corporate headquarters and regional property and casualty operations. These disclosures include the jobs being eliminated as part of the commercial operation consolidation previously announced on May 17, 2001. When fully implemented, these actions are expected to reduce the Company's annual operating expenses by approximately $100.

Restructuring charges and period costs associated with these changes are expected to total approximately $60 through 2003. This includes the pretax charge against earnings this quarter of $31.8 (or $0.16 per diluted share after tax) and an expected fourth quarter charge of approximately $10. The remaining costs are expected to be incurred over the next two years as the different events occur. These charges include estimated severance costs, stay bonuses, employee transfer costs, recruiting and training expenses, related consulting fees, and certain office closure costs. Charges that meet the definition of exit costs include severance costs and lease termination costs and have been recognized and accrued as a restructuring charge in accordance with accounting principles generally accepted in the United States. Other charges that do not meet the definition of exits costs have been expensed as restructuring charges in the period incurred. These period costs include stay bonuses, employee transfer costs, recruiting and training expenses, related consulting fees, and certain office closure costs.

The activity related to the accrued restructuring charges for the three months ended September 30, 2001 was as follows:

                                                                                Lease
                                                                           Termination and
                                                    Severance                  Other
                                                      Costs                    Costs                  Total
                                                  -------------------    --------------------    -------------------
       Accrual                                    $          13.0        $          5.0          $          18.0
       Amounts Paid                                         (2.4)                  (1.5)                   (3.9)
                                                  -------------------    --------------------    -------------------
       September 30, 2001 Liability               $          10.6        $          3.5          $          14.1
                                                  ===================    ====================    ===================

Other charges related to the restructuring that have been expensed as incurred totaled $13.8. These costs are primarily comprised of employee transfer costs and employee stay bonuses. For the quarter ended September 30, 2001 the number of employees terminated as a direct result of the restructuring effort totaled
170. These 170 employees are included in the 600 total reduction in employment since January 1, 2001 noted above.

Note 5 - Property & Casualty Reserve Strengthening

During the third quarter 2001, the Company completed a review, initially announced in May 2001, of property and casualty loss reserve adequacy. As a result of this review which included a study by an independent accounting firm, SAFECO increased reserves by $240, pretax. The Company's reserve increase is included in third quarter 2001 underwriting results. The $240 reserve addition relates to SAFECO's reported property and casualty segments as follows: $65 for SAFECO Business Insurance, $90 for SAFECO Commercial Insurance, and $85 in the Other lines of business. The Other line includes the discontinued reinsurance operation SAFECO acquired when it purchased American States. The $240 reserve addition relates to recent developments to prior year claims in underlying coverages as follows: $90 for construction defect, $80 for workers compensation and $70 for other coverages including asbestos and environmental.

The estimation of liabilities for claims related to construction defect and asbestos and environmental is subject to greater subjectivity than for other claims. The Company's reserve review noted the continued emergence of adverse loss experience for construction defect and asbestos and environmental, as well as workers compensation. As a result of the review management concluded that ultimate losses for these three lines will be higher in the range of possible outcomes than previously estimated.

The $90 for construction defect is due to continued adverse development on prior year claims and the expansion of the number of claims in states outside of California. Recent state courts' rulings have expanded the number of potential claims beyond those contemplated by SAFECO's original estimate.

The $80 for workers compensation is due to unexpected development of prior year claims and continued increases in medical costs. Administrative rulings have also recently been more favorable to plaintiffs' claims for compensation, particularly in the states of California and Florida.

The $70 for other lines, including asbestos and environmental relates to the anticipated increase in asbestos claims relating primarily to the discontinued reinsurance operations acquired in the American States purchase in 1997. As part of the reserve review several trends were observed, confirmed by recent insurance industry experience. These include an expansion of defendants to include smaller and more peripheral firms such as installers rather than manufacturers and producers.

The review of loss reserve adequacy concluded that current reserve levels for personal lines (primarily Personal Auto and Homeowners) are sufficient.

To mitigate the surplus impact of the reserve strengthening, SAFECO Corporation contributed $250 of capital to the property and casualty subsidiaries on September 28, 2001. The source of the capital contribution was from the proceeds of the sale of SAFECO Credit.

Note 6 - Sale of SAFECO Credit Company, Inc.

On March 14, 2001, SAFECO announced its intention to sell its credit subsidiary, SAFECO Credit. On March 31, 2001, a plan of disposal was formalized establishing the measurement date as March 31, 2001; consequently, SAFECO Credit was accounted for as a discontinued operation, effective March 31, 2001.

On July 24, 2001, the Company announced that it had reached a definitive agreement to sell SAFECO Credit to General Electric Capital Corporation ("GECC").

On August 15, 2001, SAFECO completed the sale (effective July 31, 2001) of SAFECO Credit to GECC for total cash proceeds of $910, which included the repayment of loans to SAFECO Credit and settlement of other affiliated transactions between SAFECO Credit and the Company totaling $760. The sale resulted in a pretax gain of $97. The after-tax gain on the sale of $54 is reported in the Statements of Consolidated Income (Loss). The sale of SAFECO Credit was completed pursuant to the terms of an Amended and Restated Stock Purchase Agreement, dated as of July 23, 2001 by and among GECC, the Company and SAFECO Credit.


Note 7 - Segment Data

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

Asset Management is the investment advisor for the SAFECO mutual funds, variable annuity portfolios, outside pension and trust accounts.

Credit is a distinct operation which provides loans and equipment financing and leasing to commercial business, insurance agents and affiliated companies. As disclosed in Note 1 and 6, the sale (effective July 31, 2001) of SAFECO Credit was completed on August 15, 2001 so this segment is accounted for as a discontinued operation.

Other and Eliminations include corporate investment income, corporate expenses, certain real estate operations, and eliminations, none of which are individually significant.



Note 7 - Segment Data (continued)

Nine Months Ended                                      Underwriting      Pretax Income       Net Income           Total
September 30, 2001                     Revenues        Gain (Loss)          (Loss)*            (Loss)            Assets
----------------------------------- ---------------   ---------------   -----------------  ---------------   ----------------
Property and Casualty Insurance:
      Personal
      Lines:
          Personal Auto             $     1,312.2   $         (62.4)  $            28.8                    $         2,914.3
          Homeowners                        553.7            (172.4)             (132.5)                             1,322.4
          Other Personal                    150.5               2.8                15.6                                417.6
      Commercial Lines:
          Business Insurance                787.8            (149.9)              (52.8)                             3,297.0
          Commercial Insurance              479.1            (244.5)             (169.9)                             2,388.7
      Surety                                 67.6              13.2                17.8                                186.6
      Other                                   4.5             (98.0)              (88.5)                               607.7
      Restructuring Charge                    -                 -                 (31.8)                                 -
      Write-off of Goodwill                   -                 -              (1,152.1)                                 -
                                    ---------------   ---------------   -----------------                    ----------------
          Total                           3,355.4   $       (711.2)            (1,565.4) $       (1,036.8)          11,134.3
                                    ---------------   ===============   -----------------                    ----------------
Life Insurance:
      Retirement Services                    20.4                                   9.6                              6,051.0
      Income Annuities                        0.3                                  33.0                              6,875.4
      Group                                 249.6                                  22.1                                170.6
      Individual                            106.1                                  21.1                              3,835.2
      Other                                  14.7                                  55.4                              1,195.2
      Write-off of Goodwill                   -                                   (32.3)                                 -
                                    ---------------                     -----------------                    ----------------
          Total                             391.1                                 108.9              62.0           18,127.4
                                    ---------------                     -----------------                    ----------------
Asset Management                             27.2                                   5.4               3.5               64.4
Discontinued Credit Operations                -                                     -                 4.2              -
Gain on Sale of Credit Company                -                                     -                54.0              -
Other and Eliminations                       72.2                                 (54.5)            (84.7)             506.0
                                    ---------------                     -----------------  ---------------   ----------------

          Consolidated Totals        $    3,845.9                     $        (1,505.6) $         (997.8) $        29,832.1
                                   ===============                     =================  ===============   ================


Nine Months Ended                                      Underwriting      Pretax Income       Net Income           Total
September 30, 2000                     Revenues        Gain (Loss)          (Loss)*            (Loss)             Assets
-----------------------------------  --------------   ---------------  ------------------  ---------------    ---------------
Property and Casualty Insurance:
      Personal Lines:
          Personal Auto            $      1,288.3   $          (80.2)$             3.5                      $        3,144.7
          Homeowners                        544.3              (83.4)            (49.0)                              1,346.1
          Other Personal                    138.7               11.9              22.3                                 405.5
      Commercial Lines:
          Business Insurance                882.4             (129.2)            (29.6)                              3,867.2
          Commercial Insurance              506.2             (103.8)            (36.6)                              2,481.1
      Surety                                 45.9               13.5              15.1                                 102.5
      Other                                   4.9               (1.6)             11.7                                 439.7
                                    --------------   ---------------  ------------------                     ---------------
          Total                           3,410.7   $         (372.8)            (62.6)  $          83.1            11,786.8
                                     --------------   ===============  ------------------                     ---------------
Life Insurance:
      Retirement Services                    28.3                                 27.0                               7,395.0
      Income Annuities                        1.0                                 19.0                               6,170.0
      Group                                 235.9                                  1.1                                 107.5
      Individual                            100.4                                 20.2                               3,037.8
      Other                                  12.8                                 54.2                                 953.6
                                    --------------                    ------------------                     ---------------
          Total                             378.4                                121.5              68.3            17,663.9
                                     --------------                    ------------------                     ---------------
Asset Management                             32.7                                 11.2               7.3                85.9
Discontinued Credit Operations                -                                    -                 8.7               616.5
Other and Eliminations                       77.0                                (44.2)            (63.0)              480.9
                                    --------------                    ------------------  ---------------    ---------------
          Consolidated Totals      $      3,898.8                    $            25.9   $         104.4    $       30,634.0
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




Note 7 - Segment Data (continued)

Three Months Ended                                     Underwriting      Pretax Income       Net Income           Total
September 30, 2001                     Revenues        Gain (Loss)          (Loss)*            (Loss)            Assets
----------------------------------- ---------------   ---------------   -----------------  ---------------   ----------------
Property and Casualty Insurance:
      Personal
      Lines:
          Personal Auto            $        446.5   $           3.0   $            31.9                    $         2,914.3
          Homeowners                        186.9             (43.7)              (31.1)                             1,322.4
          Other Personal                     51.0               3.0                 7.2                                417.6
      Commercial Lines:
          Business Insurance                254.2             (87.8)              (56.6)                             3,297.0
          Commercial Insurance              151.4            (154.6)             (129.8)                             2,388.7
      Surety                                 27.0               6.4                 8.2                                186.6
      Other                                   1.5             (97.1)              (89.4)                               607.7
      Restructuring Charge                    -                 -                 (31.8)                                 -
      Write-off of Goodwill                   -                 -                   -                                    -
                                                                                                             ----------------
                                    ---------------   ---------------   -----------------
          Total                           1,118.5   $        (370.8)             (291.4) $         (153.8)          11,134.3
                                    ---------------   ===============   -----------------                    ----------------
Life Insurance:
      Retirement Services                     6.3                                   4.3                              6,051.0
      Income Annuities                        0.1                                  10.3                              6,875.4
      Group                                  84.8                                   3.3                                170.6
      Individual                             34.5                                   4.8                              3,835.2
      Other                                   5.0                                  17.9                              1,195.2
      Write-off of Goodwill                   -                                     -                                    -
                                    ---------------                     -----------------                    ----------------
          Total                             130.7                                  40.6              21.2           18,127.4
                                    ---------------                     -----------------                    ----------------
Asset Management                              8.8                                   1.6               1.0               64.4
Discontinued Credit Operations                -                                     -                 1.4              -
Gain on Sale of Credit Company                -                                     -                54.0              -
Other and Eliminations                       23.4                                 (13.6)            (24.4)             506.0
                                   ---------------                     -----------------  ---------------   ----------------
          Consolidated Totals    $        1,281.4                     $          (262.8) $         (100.6) $        29,832.1
                                   ===============                     =================  ===============   ================


Three Months Ended                                     Underwriting      Pretax Income       Net Income           Total
September 30, 2000                     Revenues        Gain (Loss)          (Loss)*            (Loss)             Assets
-----------------------------------  --------------   ---------------  ------------------  ---------------    ---------------
Property and Casualty Insurance:
      Personal Lines:
          Personal Auto            $        432.7   $          (16.5)$             5.0                      $        3,144.7
          Homeowners                        185.0              (31.2)            (22.3)                              1,346.1
          Other Personal                     47.0                1.7               4.1                                 405.5
      Commercial Lines:
          Business Insurance                296.4              (43.8)            (16.2)                              3,867.2
          Commercial Insurance              164.1              (33.8)            (15.1)                              2,481.1
      Surety                                 15.6                6.4               6.3                                 102.5
      Other                                   1.6                1.4              27.0                                 439.7
                                    --------------   ---------------  ------------------                     ---------------
          Total                           1,142.4   $         (115.8)            (11.2)  $          41.9            11,786.8
                                     --------------   ===============  ------------------                     ---------------
Life Insurance:
      Retirement Services                     8.5                                  6.8                               7,395.0
      Income Annuities                        0.5                                  5.0                               6,170.0
      Group                                  77.8                                  0.4                                 107.5
      Individual                             33.8                                  6.5                               3,037.8
      Other                                   2.3                                 18.4                                 953.6
                                    --------------                    ------------------                     ---------------
          Total                             122.9                                 37.1              22.0            17,663.9
                                     --------------                    ------------------                     ---------------
Asset Management                              9.9                                  2.9               1.9                85.9
Discontinued Credit Operations                -                                    -                 3.1               616.5
Other and Eliminations                       29.8                                (17.8)            (23.4)              480.9
                                    --------------                    ------------------  ---------------    ---------------
          Consolidated Totals      $      1,305.0                    $            11.0   $          45.5    $       30,634.0
                                     ==============                    ==================  ===============    ===============


* Income before realized gains (losses), distributions on capital securities, income taxes, discontinued Credit operations and cumulative effect of change in accounting principle.






                       SAFECO CORPORATION AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION
                  ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
  (Dollar Amounts in Millions,except per share amounts, unless otherwise noted)
-----------------------------------------------------------------------------------------------------------------------------------




SAFECO Corporation and Subsidiaries

SAFECO's net income (loss) for the nine months ended September 30, 2001 and 2000 was $(997.8) and $104.4, respectively or $(7.81) and $0.82 per share, respectively. The following summarized financial information sets forth the contributions of each business segment to consolidated net income.

                                                               Nine Months Ended               Three Months Ended
                                                                 September 30                     September 30
                                                        --------------------------------  ------------------------------
                                                               2001            2000            2001            2000
------------------------------------------------------- --------------------------------  ------------------------------
Income (Loss) from Continuing Operations before                                 (In Millions)
Realized Gain and Income Taxes: *
    Property and Casualty Insurance:
      Underwriting Loss (Note 5)                          $     (711.2)   $    (372.8)   $     (370.8)    $    (115.8)
      Net Investment Income                                      340.7          343.2           111.2           115.6
      Goodwill Amortization                                      (11.0)         (33.0)            -             (11.0)
      Restructuring Charge (Note 4)                              (31.8)            -            (31.8)             -
                                                        ---------------- -------------- ---------------- ---------------

         Total Property and Casualty                            (413.3)         (62.6)         (291.4)          (11.2)
      Life                                                       141.2          121.5            40.6            37.1
      Asset Management                                             5.4           11.2             1.6             2.9
      Corporate                                                  (37.9)         (44.2)          (13.6)          (17.8)
      Write-off of Goodwill                                   (1,201.0)           -               -               -
                                                        ---------------- -------------- ---------------- ---------------

         Total                                                (1,505.6)          25.9          (262.8)           11.0
Realized Gain before Income Taxes                                 80.7          108.6            18.5            51.4
                                                        ---------------- -------------- ---------------- ---------------

Income (Loss) from Continuing Operations before
Income Tax                                                    (1,424.9)         134.5          (244.3)           62.4
                                                        ---------------- -------------- ---------------- ---------------
Provision (Benefit) for Income Taxes on:
      Income (Loss) from Continuing Operations and
        before Realized Gain                                    (432.1)         (32.8)         (105.2)           (9.3)
      Realized Investment Gain                                    27.4           38.0             5.6            18.1
                                                        ---------------- -------------- ---------------- ---------------

         Total                                                  (404.7)           5.2           (99.6)            8.8
                                                        ---------------- -------------- ---------------- ---------------

Income (Loss) from Continuing Operations before
Distributions on Capital Securities                           (1,020.2)         129.3          (144.7)           53.6

Distributions on Capital Securities, Net of Tax                  (33.7)         (33.6)          (11.3)          (11.2)
                                                       ---------------- -------------- ---------------- ---------------
Income (Loss) from Continuing Operations                      (1,053.9)          95.7          (156.0)           42.4

Income from Discontinued Operations (Note 6)                       4.2            8.7             1.4             3.1
Gain from Sale of Discontinued Operations (Note 6)                54.0            -              54.0             -
                                                        ---------------- -------------- ---------------- ----------------
     Total                                                        58.2            8.7            55.4             3.1

Income (Loss) before Cumulative Effect of Change in
     Accounting Principle - FAS 133, Net of Tax                 (995.7)         104.4          (100.6)           45.5

Cumulative Effect of Change in Accounting Principle -
   FAS 133, Net of Tax                                            (2.1)           -               -               -
                                                        ----------------------------------------------------------------

Net Income (Loss)                                         $     (997.8)   $     104.4    $     (100.6)    $      45.5
                                                        ================================================================

Per Share of Common Stock:
   Income (Loss) from Continuing Operations                       (8.24)          0.75           (1.22)           0.33

   Income from Discontinued Operations                             0.03           0.07            0.01            0.03
   Gain from Sale of Discontinued Operations                       0.42           -               0.42            -
                                                        ---------------- -------------- ---------------- ---------------
        Total                                                      0.45           0.07            0.43            0.03
                                                        ---------------- -------------- ---------------- ---------------
   Income (Loss) before Cumulative Effect of Change
     in Accounting Principle                                      (7.79)          0.82           (0.79)           0.36
   Cumulative Effect of Change in Accounting Principle            (0.02)          -               -               -
                                                        ---------------- -------------- ---------------- ---------------
   Net Income (Loss)                                      $       (7.81)  $       0.82   $       (0.79)   $       0.36
                                                        ================ ============== ================ ===============

Dividends Paid to Common Shareholders                     $        0.74   $       1.11   $        0.18    $       0.37


* Note: Income (Loss) from Continuing Operations before Realized Gain and Income
  Taxes is a standard industry measurement used by management to analyze income from core operations and is presented to supplement net income as a measure of profitability.


Since late January 2001, the new Chief Executive Officer and the senior management team engaged in a review of the Company's operations with a particular emphasis on the property and casualty insurance operations. This review resulted in urgent actions being taken. Specific action plans resulting from this review have been introduced that focus on: (1) assuring that the recovery plans for the property and casualty insurance operations have the rigor and urgency necessary to succeed, especially with respect to getting appropriate rates for the risks assumed and re-underwriting the book of business; (2) rigorously analyzing and reducing expenses; (3) strengthening the balance sheet; and (4) investment in the Company's employees and the third-parties who distribute the Company's products. Many of these action plans have been completed; the others are being executed currently.

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

     SAFECO is executing its aggressive profit restoration plan for homeowners. This includes pricing the product to generate a fair return, restricting policy terms, insurance to value efforts and a willingness to exit markets that do not respond to pricing actions.

(2) A rigorous company wide effort to reduce expenses is ongoing. On July 18, 2001, the Company announced that it would be eliminating approximately 1,200 jobs by the end of 2003 with half of the reductions expected to be completed by the end of 2001. Since the beginning of this year SAFECO's total employment has declined by approximately 600, excluding the reduction due to the sale of SAFECO Credit. Positions being eliminated are in the corporate headquarters and regional property and casualty operations. These disclosures include the jobs being eliminated as part of the commercial operation consolidation previously announced on May 17, 2001. When fully implemented, these actions are expected to reduce the Company's annual operating expenses by approximately $100.

     Restructuring charges and period costs associated with these changes are expected to total approximately $60 through 2003. This includes the pretax charge in the third quarter of this year of $31.8 (or $0.16 per diluted share after tax), an expected fourth quarter charge of approximately $10 and the balance to be spread out over the next two years as the different events occur. See Note 4 for additional disclosures relating to restructuring charges.

(3) In strengthening the balance sheet, four areas have been addressed and completed. SAFECO Credit was sold on August 15, 2001 and this reduced the Company's debt by approximately one-half. As described in Note 1 the sale of SAFECO Credit qualified for accounting treatment as a discontinued operation. The asset and liabilities of SAFECO Credit have been reported on the Net Assets of Discontinued Operations line in the Consolidated Balance Sheets at December 31, 2000. See Notes 1 and 6 for additional information on the sale of SAFECO Credit.

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

     During the third quarter 2001, the Company completed a review, initially announced in May 2001, of property and casualty loss reserve adequacy and as a result increased reserves by $240, pretax. This increase strengthens the balance sheet and helps to ensure that the Company is adequately reserved. See additional discussion below.

(4) The people focus is designed to strengthen the tools, capabilities, and alignment of SAFECO's employees and to implement a compensation structure designed to motivate and reward superior performance. Programs are in development in each area; with the new company-wide incentive plan in place for 2002.

     In addition, hiring strong leaders is crucial. To this end, in July 2001 Michael LaRocco was appointed President and Chief Operating Officer of SAFECO Personal Insurance. Mr. LaRocco most recently headed the $1.2 billion northeastern operations for GEICO. In May 2001 Bruce Allenbaugh was named Senior Vice President of Corporate Marketing bringing wide experiences from Avenue A, NextLink and Pepsi-Cola to the Company. In August 2001, Joseph W. "Jay" Brown, an insurance executive with nearly 30 years experience was elected to SAFECO's board of directors. Mr. Brown, Chairman and Chief Executive Officer of MBIA, Inc., formerly served as President and Chief Executive Officer of Firemen's Fund Insurance Company and Chairman and Chief Executive Officer of Talegen Holdings, Inc. Xerox's insurance holdings company. And, in September 2001 Yom Senegor was named Chief Information Officer bringing extensive information system experience from Accenture (formerly Andersen Consulting).

     The Company is also reviewing its relationships with its agents who sell property and casualty insurance products to assure that the agents who represent the company are providing it with a sufficient volume and mix of profitable business to help return the property and casualty operations to underwriting profitability.

Property and Casualty Insurance

The underwriting loss for the nine months ended September 30, 2001 and 2000 was $711.2 and $372.8, respectively. The underwriting loss increased $338.4 over the prior year due primarily to reserve strengthening of $240, discussed in more detail below. Excluding the reserve strengthening the underwriting loss for the nine months ended September 30, 2001 was $471.2, a $98.4 increase over the nine months ended September 30, 2000. This increase was driven by higher underwriting losses in homeowners of $89.0 over the prior year and commercial insurance of $50.7 (excluding the $90 in reserve strengthening), offset in part by a reduction in the underwriting loss for business insurance of $44.2 (excluding the $65 in reserve strengthening).

The reserve addition is the primary reason for the increase in Losses and Adjustment Expense in the Consolidated Balance Sheets and Losses, Adjustment Expense and Policy Benefits in the Statements of Consolidated Income (Loss).

The total combined ratio for the nine months ended September 30, 2001 and 2000 was 121.2 and 110.9, respectively. Excluding catastrophes, non-catastrophe weather and reserve strengthening the core combined ratio for the nine months ended September 30, 2001 and 2000 was 102.8 and 103.5, respectively. The core combined ratio for the third quarter of 2001 was 101.2 versus 102.0 in the second quarter. A table showing the total and core combined ratios for each of the last 5 quarters is presented below.

The total combined ratio is a commonly used gauge of underwriting performance measuring the percentage of premium dollars used to pay customer claims and expenses. The lower the ratio, the more effective the underwriting. The core combined ratio for personal and commercial lines excludes catastrophes - which SAFECO defines as events generating multiple customer claims totaling in excess of $0.5 - and the effects of non-catastrophe weather-related claims. It is presented as a supplemental measure to provide clarity about the underlying performance of major lines. The core combined ratio for the third quarter of 2001 excludes the $240 reserve strengthening.

                                        Underwriting Results - Total Combined Ratios
       ---------------------------------------------------------------------------------------------------------------
                                                                2001                                  2000
       -------------------------------------- -----------------------------------------     --------------------------
                                              3rd            2nd            1st             4th            3rd
                                               Quarter        Quarter        Quarter         Quarter        Quarter
       -------------------------------------- -----------    -----------    -----------     -----------    -----------
       Personal Lines

       Personal Auto                               99.3%         108.7%         106.5%          109.8%         103.8%

       Homeowners                                 123.4%         151.7%         118.2%          118.0%         116.9%

       Other Personal                              94.1%         102.4%          97.9%           87.0%          96.3%

           Total Personal Lines                   105.6%         120.0%         108.7%          110.5%         106.9%



       Commercial Lines

       Business Insurance                         134.6%         113.2%         110.1%          109.0%         114.8%

       Commercial Insurance                       202.2%         128.6%         126.3%          129.3%         120.5%

           Total Commercial Lines                 159.8%         119.1%         116.3%          116.7%         116.8%



       Surety                                      76.5%          79.7%          87.7%          111.3%          59.0%



       Total Combined Ratio                       133.1%         119.0%         111.4%          112.9%         110.1%





                                      Underwriting Results - Core Combined Ratios
       ---------------------------------------------------------------------------------------------------------------
                                                                2001                                  2000
       -------------------------------------- -----------------------------------------     --------------------------
                                              3rd            2nd            1st             4th            3rd
                                               Quarter        Quarter        Quarter         Quarter        Quarter
       -------------------------------------- -----------    -----------    -----------     -----------    -----------
       Personal Lines

       Personal Auto                               99.1%         100.2%         106.0%          109.2%         101.7%

       Homeowners                                  92.2%          89.9%          98.2%           93.7%          91.2%

       Other Personal                              87.9%          89.4%          81.0%           80.8%          88.5%

           Total Personal Lines                    96.4%          96.6%         101.6%          102.9%          97.8%



       Commercial Lines

       Business Insurance                         101.2%         103.5%         103.4%          105.1%         110.4%

       Commercial Insurance                       126.5%         124.6%         122.5%          126.4%         117.8%

           Total Commercial Lines                 110.6%         111.5%         110.7%          113.2%         113.0%



       Surety                                      76.5%          79.7%          87.7%          111.3%          59.0%



       Core Combined Ratio                        101.2%         102.0%         105.0%          107.1%         103.1%

Net written premiums for the property and casualty insurance companies decreased by 2.8% for the nine months ended September 30, 2001 compared with the same period last year. This includes an increase of 2.8% in net written premium for Personal Auto during the nine months ended September 30, 2001, a decrease of 15% for Business Insurance and a decrease of 11% in Commercial Insurance.

Third quarter results include $56 of catastrophe losses for all lines of business of which $34 was from the September 11 attacks on the United States. SAFECO's gross exposure from this event is estimated at $70. The Company's reinsurance coverage is spread among 17 different reinsurers with high credit quality. Net losses from the attacks include $8 for business insurance, $16 for commercial insurance and $10 from the Lloyds of London operation which is reported in the "other" lines.

Loss Reserve Charge - During the third quarter 2001, the Company completed a review, initially announced in May 2001, of property and casualty loss reserve adequacy. As a result of this review which included a study by an independent accounting firm, SAFECO increased reserves by $240, pretax. The Company's reserve increase is included in third quarter 2001 underwriting results. The $240 reserve addition relates to SAFECO's reported property and casualty segments as follows: $65 for SAFECO Business Insurance, $90 for SAFECO Commercial Insurance, and $85 in the Other lines of business. The Other line includes the discontinued reinsurance operation SAFECO acquired when it purchased American States. The $240 reserve addition relates to recent developments to prior year claims in underlying coverages as follows: $90 for construction defect, $80 for workers compensation and $70 for other coverages including asbestos and environmental.

The estimation of liabilities for claims related to construction defect and asbestos and environmental is subject to greater subjectivity than for other claims. The Company's reserve review noted the continued emergence of adverse loss experience for construction defect and asbestos and environmental, as well as workers compensation. As a result of the review management concluded that ultimate losses for these three lines will be higher in the range of possible outcomes than previously estimated.

The $90 for construction defect is due to continued adverse development on prior year claims and the expansion of the number of claims in states outside of California. Recent state courts' rulings have expanded the number of potential claims beyond those contemplated by SAFECO's original estimate.

The $80 for workers compensation is due to unexpected development of prior year claims and continued increases in medical costs. Administrative rulings have also recently been more favorable to plaintiffs' claims for compensation, particularly in the states of California and Florida.

The $70 for other lines, including asbestos and environmental relates to the anticipated increase in asbestos claims relating primarily to the discontinued reinsurance operations acquired in the American States purchase in 1997. As part of the reserve review several trends were observed, confirmed by recent insurance industry experience. These include an expansion of defendants to include smaller and more peripheral firms such as installers rather than manufacturers and producers.

The review of loss reserve adequacy concluded that current reserve levels for personal lines (primarily Personal Auto and Homeowners) are sufficient.

To mitigate the surplus impact of the reserve strengthening, SAFECO Corporation contributed $250 of capital to the property and casualty subsidiaries on September 28, 2001. The source of the capital contribution was from the proceeds of the sale of SAFECO Credit.

Personal Auto - Pretax underwriting losses for the nine months ended September 30, 2001 and 2000 were $62.4 and $80.2, respectively. Third quarter 2001 and 2000 underwriting gain (loss) were $3.0 and $(16.5), respectively. This quarter marks the first time personal auto has generated an underwriting profit since the first quarter of 1999. The core combined ratio improved to 99.1 in the third quarter 2001 in comparison to 100.2 in the second quarter 2001 and 101.7 in the third quarter of 2000. SAFECO continues to re-underwrite its personal auto business and increase rates. The effect of rate increases, agency cancellations, and tighter underwriting are impacting the number of automobile policies in-force, which ended the second quarter 4% lower than a year ago. However, net auto premiums written increased 2.8% to $1,338.

Homeowners - Pretax underwriting losses for the nine months ended September 30, 2001 and 2000 were $172.4 and $83.4, respectively. Third quarter 2001 and 2000 underwriting losses were $43.7 and $31.2, respectively. Catastrophes and non-catastrophe weather losses totaled $58 for the third quarter 2001 compared with $47 last year. The third quarter catastrophe and non-catastrophe losses declined $56 from $114 in the second quarter 2001. SAFECO is executing its aggressive profit restoration plan for homeowners. Elements of the plan include pricing the product to generate a fair return, restricting policy terms, insurance to value efforts and a willingness to exit markets that do not respond to pricing actions. Year to date price increases are approximately 9% and additional increases are planned.

Other Personal - Other Personal Lines provide coverage for earthquake, dwelling fire, inland marine and boats. Net premiums written increased 6.3% to $158.

Business Insurance - Pretax underwriting losses for the nine months ended September 30, 2001 and 2000 were $149.9 and $129.2, respectively. Third quarter 2001 and 2000 underwriting losses were $87.8 and $43.8, respectively. Excluding the $65 reserve strengthening recorded in third quarter 2001 the underwriting losses for the nine months and quarter ended September 30, 2001 were $84.9 and $22.8, respectively. This represents an improvement of $44 between the two year-to-date periods. Actions taken this past year to increase prices and eliminate unprofitable business are contributing to the improvement in the core combined ratio for the current year. The re-underwriting of this book of business, which resulted in the elimination of approximately $120 of annual premium, was completed during the second quarter. These actions have resulted in a loss of business with net premiums written down 15% to $763.

Commercial Insurance - Pretax underwriting losses for the nine months ended September 30, 2001 and 2000 were $244.5 and $103.8, respectively. Third quarter 2001 and 2000 underwriting losses were $154.6 and $33.8, respectively. Excluding the $90 reserve strengthening recorded in third quarter 2001 the underwriting losses for the nine months and quarter ended September 30, 2001 were $154.5 and $64.6, respectively. Adverse workers' compensation loss experience, particularly in California and Florida, continue to mitigate actions taken to improve results. SAFECO continues to increase prices, and intends to increase the non-renewal of policies in markets that have been consistently unprofitable. Rates are up more than 11% this year with a goal of 13%. Net premiums written decreased 11% to $456.

As discussed in the Business Insurance section above, the large commercial insurance operations will be consolidated into the new SBI operations. The property and casualty operating results for Business Insurance and Commercial Insurance will continue to be shown separate for the remainder of 2001 and will be combined starting in 2002.

Life Insurance & Investments
The life insurance companies reported pretax income, excluding realized gains and write-off of goodwill, for the nine months ended September 30, 2001 and 2000 of $141.2 and $121.5, respectively. Third quarter 2001 and 2000 profits were $40.6 and $37.1, respectively.

Retirement Services - Pretax income for the nine months ended September 30, 2001 and 2000 were $9.6 and $27.0, respectively. Third quarter 2001 and 2000 profits were $4.3 and $6.8, respectively. This decline is due to a decrease in assets under management and losses incurred from early surrenders of the equity indexed annuity (EIA) and lower variable product fee revenue. Deposits are up over $400 compared to the prior year due to the success of a new fixed deferred annuity product. Assets under management at September 30, 2001 and 2000 were $6 billion and $6.4 billion, respectively, reflecting both the reduction in fixed accounts due to surrenders and variable accounts due to market value declines. The market value declines are the primary reason for the decrease in Separate Account Assets and Liabilities in the Consolidated Balance Sheets. Losses in the EIA line of $10.7 for the nine months ended September 30, 2001 included $4.7 of additional interest-related charges related to the early surrender offer extended to EIA policyholders which ended June 30, 2001. EIA deposit assets under management are under $200 at September 30, 2001, down from $305 at December 31, 2000.

Income Annuities - Pretax income for the nine months ended September 30, 2001 and 2000 were $33.0 and $19.0, respectively. Third quarter 2001 and 2000 profits were $10.3 and $5.0, respectively. The increase in pretax income is mainly due to increased investment income from changes in paydowns of collateralized mortgage obligation investments. For the first nine months of 2001, the effect was an increase to income of $4.2 compared to the same period last year, when income decreased $4.4. Income annuity deposits of $83 for the nine months ended September 30, 2001 are down from $337 for the same period last year as a result of the rating downgrades for SAFECO Life in the first quarter of 2001. Assets under management at September 30, 2001 and 2000 remained unchanged at $6.2 billion.

Group - Pretax income for the nine months ended September 30, 2001 and 2000 were $22.1 and $1.1, respectively. Third quarter 2001 and 2000 profits were $3.3 and $0.4, respectively. This marks the sixth consecutive profitable quarter for the group line and continues to reflect underwriting and ratings actions taken to correct the adverse experience in medical stop loss coverage. Group's overall loss ratio was 68% for the third quarter 2001 compared to 55% in the second quarter and 68% in the third quarter 2000. Third quarter 2001 results reflect an increase in the frequency of large claims over $200 thousand in the excess loss specific coverage line. Premiums for the nine months ended September 30, 2001 increased $14 to $250 compared with $236 last year.

Individual - Pretax income for the nine months ended September 30, 2001 and 2000 were $21.1 and $20.2, respectively. Third quarter 2001 and 2000 profits were $4.8 and $6.5, respectively. Sales of Business Owned Life Insurance (BOLI) have been negatively impacted by the first quarter 2001 ratings downgrade. See below for additional information on the rating agency downgrades. Due to the ratings downgrades the Company has not received any new BOLI deposits in 2001.

As reflected in the Statements of Consolidated Cash Flows, the funds received under deposit contracts have declined about $380 for the nine months ended September 30, 2001 compared with September 30, 2000. The decline is due primarily to the negative impact of the first quarter 2001 ratings downgrade, impacting BOLI, income annuities and retirement services products, whose customer base is sensitive to ratings changes.

Asset Management - The asset management operations recorded pretax earnings for the nine months ended September 30, 2001 and 2000 of $5.4 and $11.2, respectively. The decline in income is due in part to a lower amount of management and advisory fees resulting from lower assets under management. Assets under management at September 30, 2001 and 2000 were $4.6 billion and $5.9 billion, respectively.

Discontinued Credit Operations

On March 14, 2001, the Company announced its intentions to sell its credit subsidiary, SAFECO Credit. On March 31, 2001, a plan of disposal was formalized establishing the measurement date as March 31, 2001; consequently, SAFECO Credit was accounted for as a discontinued operation, effective March 31, 2001.

On July 24, 2001, the Company announced that it had reached a definitive agreement to sell SAFECO Credit to General Electric Capital Corporation ("GECC").

On August 15, 2001, SAFECO completed the sale (effective July 31, 2001) of SAFECO Credit to GECC for total cash proceeds of $910, which included the repayment of loans to SAFECO Credit and settlement of other affiliated transactions between SAFECO Credit and the Company totaling $760. The sale resulted in a pretax gain of $97. The after-tax gain on the sale of $54 is reported in the Statements of Consolidated Income (Loss). The sale of SAFECO Credit was completed pursuant to the terms of an Amended and Restated Stock Purchase Agreement, dated as of July 23, 2001 by and among GECC, the Company and SAFECO Credit.

SAFECO Credit generated after tax profits for the seven months ended July 31, 2001 and nine months ended September 30, 2000 of $4.2 and $8.7, respectively. This represents additional after-tax earnings per share for the seven months ended July 31, 2001 and nine months ended September 30, 2000 of $0.03 and $0.07, respectively, not included in SAFECO's year-to-date income from continuing operations.

SAFECO Credit's summarized financial information is as follows:

       Balance Sheets                                           July 31, 2001           December 31, 2000
                                                           -----------------------  -------------------------


       Finance Receivables                                  $                -        $            1,617.7
       Affiliate Receivables *                                               -                       171.3
       Other Assets                                                          -                       117.3
                                                           ------------------------  -------------------------
             Total Assets                                   $                -        $            1,906.3
                                                           ========================  =========================


       Short-Term Borrowings                                $                -        $            1,154.7
       Affiliate Borrowings *                                                -                       504.0
       Other Liabilities                                                     -                        99.1
                                                           ------------------------  -------------------------
             Total Liabilities                              $                -        $            1,757.8
                                                           ========================  =========================


                                                                Seven Months                Nine Months
                                                                   Ended                       Ended
       Statements of Income                                     July 31, 2001           September 30, 2000
                                                        ------------------------  -------------------------


       Revenues                                             $               90.5      $              104.8
       Expenses                                                             84.3                      91.6
                                                        ------------------------  -------------------------
       Income before Income Taxes                                            6.2                      13.2
       Provision for Income Taxes                                            2.0                       4.5
                                                         -----------------------  -------------------------
             Net Income                                     $                4.2      $                8.7
                                                        ========================  =========================

       * The summarized balance sheets presented show SAFECO Credit on a stand alone basis and do not reflect the elimination of Affiliate Receivables and Affiliate Borrowings. When these affiliate balances are eliminated the Net Assets of Discontinued Credit Operations are $481.2 at December
         31, 2000.

Realized Gain on Investment Portfolio, Write-down of Investments and Investment Portfolio

Pretax net realized gain from the sale of investments for the nine months ended September 30, 2001 and 2000 was $80.7 and $108.6, respectively. Third quarter 2001 and 2000 realized gains were $18.5 and $51.4, respectively. For the nine months ended September 30, 2001, SAFECO recognized write-downs of $64 ($36 in the first quarter and $14 in both the second and third quarters) on the investment portfolio due to deteriorating credit worthiness and market value declines of certain debt and equity issues. These write-downs are included in the realized gain amount of $80.7. Write-downs for the nine months ended September 30, 2000 were $17. In the first quarter, the Company wrote down its equity investment in Concur Technologies, Inc. after determining that the decline in the market value was other than temporary. The investment has been written down to fair value with the charge of $24 going to realized loss. The Company took a $11 writedown related to fixed income securities issued by Helig-Meyers which has filed for Chapter 11 Bankruptcy reorganization. Another $8 writedown related to fixed income securities issued by Westpoint Stevens, due to a significant deterioration in credit worthiness.

As reflected in the Statements of Consolidated Cash Flows, the Company has liquidated some fixed maturities and marketable equity securities to increase liquidity. As a result of rating agency downgrades, discussed further below, borrowing rates have increased for the Company. SAFECO Corporation had loaned to SAFECO Credit some of the cash received from the sale of investments to help repay its Commercial Paper outstanding as it matured. When the sale of SAFECO Credit was completed in the third quarter, the short-term loans were repaid to the Company. At September 30, 2001, much of the proceeds from the sale of SAFECO Credit have been invested in short-term investments as reflected on the Consolidated Balance Sheets.


Ratings

Three ratings agencies (Standard & Poor's, A.M. Best and Fitch IBCA) lowered credit ratings for SAFECO during the first quarter 2001. On May 8, 2001, Moody's lowered SAFECO's senior debt ratings and confirmed the A1 insurance financial strength ratings of its principal property and casualty and life insurance subsidiaries. A.M. Best continues to maintain a negative outlook on SAFECO's Property and Casualty Subsidiaries' Insurer Financial Strength Ratings and SAFECO Corporation's debt rating. Lower ratings have significantly affected SAFECO Life's ability to sell income annuities and BOLI products. SAFECO continues to focus on maintaining its current ratings and ultimately raising them by improving its core earnings. The following table summarizes SAFECO's current ratings:

                                                                             Fitch IBCA
       Debt Ratings                            Rating Basis       A.M. Best                Moody's       S&P
       ----------------------------------------------------------------------------------------------------------

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

       Insurer Financial Strength
       ----------------------------------------------------------------------------------------------------------

       Property and Casualty Subsidiaries                             A          AA-         A1          A+
       Life Insurance Subsidiaries                                    A          AA-         A1          A+


Forward-looking information is subject to risk and uncertainty

Statements made in this report that relate to anticipated financial performance, business prospects and plans, regulatory developments and similar matters may be considered "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Statements in this report that are not historical information are forward-looking. Such statements are subject to certain risks and uncertainties that may cause the operations, performance, development and results of SAFECO's business to differ materially from those suggested by the forward-looking statements. The risks and uncertainties include:

o        SAFECO's ability to obtain rate increases and non-renew underpriced insurance accounts;
o        Achievement of SAFECO's premium targets and profitability;
o        Decrease in large-commercial premium volume;
o        Achievement of expense savings from consolidation of commercial operations;
o        Achievement of SAFECO's expense reduction goals;
o        Realization of growth and business retention estimates;
o        Success in implementing a new business entry model for personal and commercial lines;
o        Success in obtaining regulatory approval of price tiered products and the use of insurance scores;
o        The ability to freely enter and exit lines of business;
o        Changes in the nature of the property and casualty book of business;
o        Driving patterns;
o        Changes in competition and pricing environments;
o        Weather conditions, including the severity and frequency of storms, hurricanes, snowfalls, hail and winter conditions;
o        The occurrence of significant natural disasters, including earthquakes;
o        The occurrence of significant disasters, such as the attack on Sept. 11, 2001;
o        The adequacy of loss reserves;
o        The availability, pricing and ability to collect reinsurance;
o        The ability to exclude and to reinsure the risk of loss from terrorism;
o        Court decisions and trends in litigation;
o        Legislative and regulatory developments;
o        Rating agency actions;
o        The effect of current ratings levels on business production;
o        Availability of bank credit facilities;
o        Fluctuations in interest rates;
o        Performance of financial markets; and
o        General economic and market conditions.


In particular, because insurance rates in some jurisdictions are subject to regulatory review and approval, SAFECO's achievement of rate increases may occur in amounts and on a time schedule different than planned, which may affect the Corporation's efforts to restore earnings in the property and casualty lines.

                       SAFECO CORPORATION AND SUBSIDIARIES
                           PART II - OTHER INFORMATION
                           ITEM 1 - LEGAL PROCEEDINGS
                           ITEM 5 - OTHER INFORMATION
                              (Amounts in Millions)
------------------------------------------------------------------------------

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


Item 5. Other Information

         Retirement of Chief Financial Officer
         On October 9, 2001 SAFECO announced that its Chief Financial Officer, Rod Pierson, will retire on December 31, 2001. SAFECO has retained an outside executive search firm to help in the search for his replacement.

                       SAFECO CORPORATION AND SUBSIDIARIES
                           PART II - OTHER INFORMATION
              ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K (Continued)
                              (Amounts in Millions)
-------------------------------------------------------------------------------

Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits:

             Exhibit 2 Amended and Restated Stock Purchase Agreement among General Electric Capital Corporation, SAFECO Corporation and SAFECO Credit Company, Inc. dated as of July 23, 2001, with respect to the disposition by SAFECO Corporation of the stock of SAFECO Credit Company, Inc., filed as Exhibit 2 to SAFECO's Current Report on Form 8-K on August 15, 2001 (File No. 1-6563) is incorporated herein by this reference. SAFECO agrees to furnish the Securities and Exchange Commission, upon request, with copies of all omitted schedules to the foregoing Amended and Restated Stock Purchase Agreement.

             Exhibit 10 Description of the SAFECO Corporation Interim Leadership Performance Program


         (b) Reports on Form 8-K

             The registrant filed the following 8-K's during the quarter ended September 30, 2001 and for the period up to November 13, 2001 (the filing date of this Form 10-Q).

                  Date of Report                    Under                               Filing related to:
             --------------------------    ------------------------     ----------------------------------------------------

             July 11, 2001                 Item 5 (Other Items)         Preliminary  review  of  earnings  for  the  second
                                                                        quarter 2001.

             July 18, 2001                 Item 5 (Other Items)         Announcement relating to expense reduction plan.

             August 15, 2001               Item 5 (Other Items)         Announcement  relating  to  the  completion  of the
                                                                        sale of SAFECO Credit to General  Electric  Capital
                                                                        Corporation.

             September 20, 2001            Item 5 (Other Items)         Announcement   relating  to  loss   estimates  from
                                                                        September 11 attacks.
