Form 10-K405
period 2001-12-31
SAFECO CORP
filed 2002-03-06
CIK 86104

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Year Ended December 31, 2001

Commission File Number 1-6563

SAFECO CORPORATION

State of Incorporation: Washington
I.R.S. Employer I.D. No.: 91-0742146

Address of Principal Executive Offices: SAFECO Plaza, Seattle, Washington 98185

Telephone: 206-545-5000

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, No Par Value: 127,760,084 shares were outstanding at January 31, 2002

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X]. NO [   ].

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of January 31, 2002, was $3,900,000,000.

Documents incorporated by reference:

Portions of the registrant’s definitive Proxy Statement for the 2002 annual shareholders meeting are incorporated by reference into Part III.

Part I
ITEM 1 — BUSINESS
ITEM 2 — PROPERTIES
ITEM 3 — LEGAL PROCEEDINGS
ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Executive Officers of the Registrant
Part II
ITEM 5 — MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS
ITEM 6 — SELECTED FINANCIAL DATA
ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 7A — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ITEM 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Part III
ITEM 10 — DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
ITEM 11 — EXECUTIVE COMPENSATION
ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Part IV
ITEM 14 — EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
(a) (1) Financial Statements
(a) (2) Financial Statement Schedules
(a) (3) Exhibits
(b) Reports on Form 8-K
Signatures
Management’s Report
Index to Financial Statements, Schedules and Exhibits
Index to Exhibits
EXHIBIT 3.1
EXHIBIT 10.3
EXHIBIT 10.5
EXHIBIT 10.6
EXHIBIT 10.15
EXHIBIT 10.22
EXHIBIT 10.23
EXHIBIT 11
EXHIBIT 12
EXHIBIT 21
EXHIBIT 23.1

SAFECO Corporation and Subsidiaries

Contents

	Item	Description	Page

		Financial Information

Part I	1	Business	1
	2	Properties	12
	3	Legal Proceedings	12
	4	Submission of Matters to a Vote of Security Holders	13
	—	Executive Officers of the Registrant	13

Part II	5	Market for Registrant’s Common Stock and Related Security Holder Matters	14
	6	Selected Financial Data	15
	7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
	7A	Quantitative and Qualitative Disclosures About Market Risk	41
	8	Financial Statements and Supplementary Data	42
	9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	42

Part III	10	Directors and Executive Officers of the Registrant	43
	11	Executive Compensation	43
	12	Security Ownership of Certain Beneficial Owners and Management	43
	13	Certain Relationships and Related Transactions	43

		Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Part IV	14	(a)(1) — Financial Statements	44
	14	(a)(2) — Financial Statement Schedules	44
	14	(a)(3) — Exhibits	44
	14	(b) — Reports on Form 8-K	44
		Signatures	45

		Management’s Report	46

		Index to Financial Statements, Schedules and Exhibits	FS-1

SAFECO Corporation and Subsidiaries

Part I

(Dollar amounts in millions except for ratios and per share data unless noted otherwise)

ITEM 1 — BUSINESS

General

SAFECO Corporation (the Corporation) is a Washington state corporation, operating on a nationwide basis. Non-U.S. operations are insignificant. The various operating subsidiaries are engaged in property and casualty insurance, surety, life insurance and asset management. These operations generated virtually all of the 2001 revenues.

The Corporation and its subsidiaries are collectively referred to as “SAFECO” or the “Corporation.” The property and casualty insurance operations are collectively referred to as “Property & Casualty.” The life insurance and asset management operations are collectively referred to as “Life & Investments.” Other operations not included in either Property & Casualty or Life & Investments are collectively referred to as “Corporate.”

The home offices of the Corporation and its principal subsidiaries are located in Seattle and Redmond, Washington. As of December 31, 2001, SAFECO had approximately 12,000 employees.

For additional information on SAFECO’s other businesses, see Other Operations of this section and Note 15 of the Notes to Consolidated Financial Statements.

The Corporation and its insurance subsidiaries are subject to extensive regulation and supervision, primarily designed to protect the interests of policyholders rather than shareholders and other investors. Such regulation, generally administered by a department of insurance in each state in which the insurance subsidiaries do business, relates to, among other things the:

•	standards of solvency that must be met and maintained;

•	licensing of insurers and their agents;

•	nature of and limitations on investments;

•	ability to enter into or withdraw from the state;

•	approval of premium rates;

•	restrictions on the size of risks that may be insured under a single policy;

•	required reserves and provisions for unearned premiums, losses and other purposes;

•	deposits of securities for the benefit of policyholders;

•	approval of policy forms; and

•	regulation of market conduct, including underwriting and claims practices.

State insurance departments also conduct periodic examinations of the affairs of insurance companies and require the filing of annual and other reports relating to the financial condition of insurance companies, holding company issues and other matters. The Corporation’s insurance subsidiaries are collectively licensed to transact insurance business in all 50 states and the District of Columbia. See additional information in Part II, Item 7, - Regulatory Issues in the Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A).

Property & Casualty

Through independent agents, Property & Casualty writes personal, commercial and surety lines of insurance. Included in the lines of insurance written are automobile, homeowners, fire, commercial multi-peril, workers’ compensation, miscellaneous casualty, surety and fidelity. Products are sold in all states and the District of Columbia. A listing of the Corporation’s property and casualty insurance subsidiaries is included in Note 15 Segment Information (Property & Casualty Operations) of the Notes to Consolidated Financial Statements.

Consolidated gross written premiums for Property & Casualty’s ten largest states are as follows:

YEAR ENDED DECEMBER 31	2001		2000		1999

		% of		% of		% of
State	Amount	Total	Amount	Total	Amount	Total

California	$785.8	17%	$758.4	16%	$688.4	15%
Washington	582.2	13	585.3	12	594.5	13
Texas	325.2	7	327.8	7	323.4	7
Illinois	243.6	5	280.0	6	286.7	6
Oregon	239.8	5	241.7	5	239.5	5
Missouri	196.1	4	211.2	5	221.6	5
Florida	166.3	4	173.3	4	174.2	4
Colorado	120.4	3	110.1	2	99.4	2
Michigan	119.3	3	133.5	3	144.3	3
Connecticut	118.2	3	113.8	2	115.7	2

Total ten largest states	2,896.9	64	2,935.1	62	2,887.7	62
All others	1,673.3	36	1,774.0	38	1,757.3	38

Total	$4,570.2	100%	$4,709.1	100%	$4,645.0	100%

Personal Insurance, Business Insurance, Commercial Insurance and Surety lines comprised approximately 61%, 22%, 14% and 3%, respectively, of the 2001 gross written premiums of $4,570.2.

Property & Casualty — Loss Reserves

The consolidated financial statements include the estimated reserves for unpaid losses and loss adjustment expenses (LAE) of Property & Casualty. The reserves are presented net of amounts from expected salvage and subrogation recoveries and gross of amounts recoverable from reinsurance.

Reserves for losses that have been reported to Property & Casualty and certain legal expenses are established on the “case basis” method. Claims incurred but not reported (IBNR) and other LAE are estimated using actuarial procedures. Salvage and subrogation recoveries are accrued using the “case basis” method for large claims and statistical procedures for smaller claims.

SAFECO’s objective is to set reserves that are adequate; that is, the amounts originally recorded as reserves should equal the amounts ultimately required to settle losses. SAFECO’s reserves reflect its aggregate best estimate of the total ultimate cost of claims that have been incurred but have not yet been paid. SAFECO believes its reserves are adequate as of December 31, 2001. The estimates are based on past claims experience and consider current claim trends as well as social, legal and economic conditions, including inflation. The reserves are not discounted.

The process of estimating claim reserves is complex and imprecise due to a number of variables. These variables are affected by both internal and external events such as changes in claims handling procedures, trends in loss costs, inflation, judicial trends and legislative changes. Many of these items are difficult to quantify, particularly on a prospective basis. Additionally, there may be significant lags between the occurrence of the insured event and the time it is actually reported to the insurer. SAFECO continually refines reserve estimates in a regular ongoing process as experience develops and further claims are reported and settled. SAFECO records adjustments to reserves in the results of operations in the periods in which the estimates are changed. In establishing reserves, SAFECO takes into account estimated recoveries for reinsurance, salvage and subrogation.

Property & Casualty Loss Reserve Strengthening

During the third quarter 2001, SAFECO completed a review of Property & Casualty’s loss reserve adequacy. As a result of this review, which included an independent actuarial study, Property & Casualty increased reserves by $240.0, pretax. The $240.0 reserve addition related to Property & Casualty segments as follows: $65.0 for Business Insurance, $90.0 for Commercial Insurance, and $85.0 in the Other lines of business. The Other lines include the discontinued reinsurance operation SAFECO acquired when it purchased American States in 1997. The $240.0 reserve addition relates to recent developments in prior year claims as follows: $80.0 for workers’ compensation, $90.0 for construction defect and $70.0 for other coverages including asbestos and environmental.

In the case of workers’ compensation, the $80.0 is due to unexpected development of prior year claims and continued increases in medical costs. This includes the impact of administrative rulings that have recently been more favorable to plaintiffs’ claims for compensation, particularly in the states of California and Florida.

The estimation of liabilities related to construction defect and asbestos and environmental claims is subject to greater subjectivity than for other claims. SAFECO’s reserve review noted the continued emergence of adverse loss experience for construction defect and asbestos and environmental claims due to newly emerging trends in the disposition of such cases. As a result of the review, management concluded that ultimate losses for these lines will be higher in the range of possible outcomes than previously estimated.

The $90.0 increase in construction defect reserves is due to continued adverse development on prior year claims and the expansion of the number of claims in states outside California. Recent state courts’ rulings have expanded the number of potential claims beyond those contemplated by SAFECO’s original estimate.

The $70.0 increase in reserves for Other lines, including asbestos and environmental claims, relates to the anticipated increase in asbestos claims relating primarily to the discontinued reinsurance operations acquired in the American States purchase. Consistent with recent insurance industry experience, trends observed include an expansion of defendants to include smaller and more peripheral firms such as installers in addition to asbestos manufacturers and producers.

The review of loss reserve adequacy concluded that personal lines reserves were adequate.

To mitigate the capital impact of the reserve strengthening, the Corporation contributed $250.0 of capital to Property & Casualty on September 28, 2001. The source of the capital contribution was the proceeds from the sale of SAFECO Credit. See additional information in the Discontinued Operations — SAFECO Credit section in the MD&A.

The following table provides an analysis of changes in loss and LAE reserves (net of reinsurance amounts) for 2001, 2000 and 1999. Changes in reserves are reflected in the income statement for the year when the changes are made.

DECEMBER 31	2001	2000	1999

Loss and LAE Reserves at Beginning of Year	$4,269.1	$4,069.1	$3,966.3

Incurred Loss and LAE for Claims Occurring in the Current Year	3,619.1	3,621.7	3,353.0
Increase in Estimated Loss and LAE for Claims Occurring in Prior Years	345.1	148.3	78.8

Total Incurred Loss and LAE	3,964.2	3,770.0	3,431.8

Loss and LAE Payments for Claims Occurring During
Current Year	1,976.8	2,059.3	1,926.4
Prior Years	1,618.7	1,510.7	1,402.6

Total Loss and LAE Payments	3,595.5	3,570.0	3,329.0

Loss and LAE Reserves at End of Year, Net of Reinsurance	$4,637.8	$4,269.1	$4,069.1

RECONCILIATION
Loss and LAE Reserves at End of Year, Net of Reinsurance	$4,637.8	$4,269.1	$4,069.1
Add: Reinsurance Recoverables on Unpaid Losses	415.9	343.6	309.5

Loss and LAE Reserves at End of Year, Gross of Reinsurance	$5,053.7	$4,612.7	$4,378.6

The amounts above do not include SAFECO’s life subsidiaries’ loss reserves for accident and health claims, as these amounts are not material in relation to consolidated loss and LAE reserves. In addition, the majority of these claims are incurred and paid in full within a one-year period.

Property & Casualty operations in 2001 were charged $345.1 from increases in estimated loss and LAE for claims occurring in prior years. These increases included $142.6 in workers’ compensation, $132.8 in general liability, as well as $21.6 in homeowners, $23.1 in commercial auto and $25.0 in all other lines. This adverse development includes the $240.0 of loss reserve strengthening discussed earlier.

Property & Casualty operations in 2000 were charged $148.3 from increases in estimated loss and loss and LAE for claims occurring in prior years. These increases were due to adverse development within commercial operations in workers’ compensation ($50.9), general liability ($44.4) primarily related to construction defect, commercial auto ($23.5) and in other lines of business ($29.5) as the costs of settling claims increased. Workers’ compensation development was due to continued adverse development of prior reported claims as well as IBNR reserve additions. General liability development was due primarily to continued adverse development of construction defect claims related to the SAFECO Business Insurance operation. Commercial auto development was due to higher than expected loss costs in commercial operations on prior reported claims.

Property & Casualty operations in 1999 were charged $78.8 from increases in estimated loss and LAE for claims occurring in prior years, primarily in construction defect, asbestos and environmental and workers’ compensation. For both construction defect and asbestos and environmental, increased reserve estimates resulted from higher than expected reported claims in 1999. The increased reserve estimates for workers’ compensation resulted from SAFECO’s re-evaluation of loss exposures on claims related to larger commercial insureds and to an upturn in medical costs and less favorable workers’ compensation legislation.

The following table (Analysis of Losses and Loss Adjustment Expenses Reserve Development) presents the development of the loss and LAE reserves for 1991 through 2001. The amounts reported in the table for the 1996 and prior year balances are for SAFECO only (i.e., do not include any amounts for American States). The top lines of the table present the recorded reserve for unpaid loss and LAE at December 31 for each of the indicated years, both gross and net of related reinsurance amounts. The upper portion of the table displays the cumulative amount paid with respect to the previously recorded reserves as of the end of each succeeding year. The next section reports the re-estimated amount of the previously recorded reserves based on experience as of each succeeding year. The estimate is increased or decreased as more information becomes known about individual claims and as changes in conditions and claim trends become apparent. The lower section of the table presents the cumulative redundancy (deficiency) developed with respect to the previously recorded liability as of the end of each succeeding year. For example, the 1991 reserve of $1,865.3 developed a $44.6 redundancy after one year which grew over ten years to a redundancy of $265.2.

For 1991 through 1996, inclusive, SAFECO’s reserve development had been favorable. This trend reflected several factors: conservative reserving previously undertaken to correct deficiencies in years prior to 1988, favorable workers’ compensation legislation, moderation of medical costs and inflation and claims department changes. The favorable legislation in workers’ compensation, which relates primarily to the states of Oregon and California in the early 1990’s, helped reduce fraud, allowed for faster claim settlements and made it more difficult to reopen claims — all of which reduced SAFECO’s ultimate loss costs. During this period, the cost of claim settlements in several lines of business had benefited from changes in the organization of SAFECO’s claims department which established separate specialized units for workers’ compensation, environmental exposures and fraud investigations. In addition, increased focus on loss adjustment expenses helped reduce these costs.

Starting in 1997 unfavorable trends began to emerge with respect to the combined reserves of SAFECO and American States. Adverse loss experience in construction defect, asbestos and environmental, as well as workers’ compensation significantly contributed to the unfavorable trends. As discussed above, these unfavorable trends prompted SAFECO to perform a reserve review which was completed in the third quarter of 2001. As a result of this review Property & Casualty increased reserves by $240.0 which is reflected in the $345.1 adverse development for 2000.

As discussed previously, the development for 1999 was unfavorable due to commercial lines adverse development in workers’ compensation, general liability and commercial auto.

In evaluating the following reserve development table (Analysis of Losses and Loss Adjustment Expenses Reserve Development), note that each amount includes the effects of all changes in amounts for prior periods. For example, the amount of the redundancy shown for the December 31, 1996 reserves that relates to losses incurred in 1991 is also included in the cumulative redundancy amount for the years 1991 through 1995. Conditions and trends that affected development of the liability in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based on this table.

Analysis of Losses and Loss Adjustment Expenses Reserve Development

December 31	1991	1992	1993	1994	1995	1996	1997	1998	1999	2000	2001

RESERVE FOR UNPAID LOSSES AND LAE
Gross of Reinsurance	$2,017.3	$2,052.3	$2,095.2	$2,236.8	$2,180.8	$2,059.1	$4,310.5	$4,219.9	$4,378.6	$4,612.7	$5,053.7
Reinsurance	152.0	89.2	100.1	143.9	110.7	103.4	228.6	253.6	309.5	343.6	415.9

Net of Reinsurance	$1,865.3	$1,963.1	$1,995.1	$2,092.9	$2,070.1	$1,955.7	$4,081.9	$3,966.3	$4,069.1	$4,269.1	$4,637.8

CUMULATIVE NET AMOUNT PAID AS OF
One Year Later	$584.9	$598.9	$620.5	$693.0	$755.4	$772.9	$1,345.5	$1,389.2	$1,510.7	$1,618.7
Two Years Later	905.7	913.4	947.6	1,068.3	1,095.0	1,101.4	2,049.3	2,165.5	2,336.2
Three Years Later	1,086.5	1,106.0	1,147.6	1,252.9	1,267.6	1,287.9	2,516.3	2,638.0
Four Years Later	1,207.2	1,230.6	1,252.5	1,341.5	1,370.0	1,404.3	2,821.0
Five Years Later	1,294.4	1,295.7	1,300.2	1,403.5	1,440.5	1,485.3
Six Years Later	1,336.7	1,326.1	1,342.9	1,449.6	1,493.1
Seven Years Later	1,356.9	1,357.8	1,377.0	1,488.9
Eight Years Later	1,381.4	1,386.6	1,406.1
Nine Years Later	1,406.2	1,412.4
Ten Years Later	1,429.5

NET RESERVE RE-ESTIMATED AS OF
One Year Later	$1,820.7	$1,866.2	$1,913.8	$2,033.2	$1,992.4	$1,947.7	$3,981.9	$4,045.1	$4,217.4	$4,614.2
Two Years Later	1,732.8	1,782.1	1,818.3	1,902.3	1,889.9	1,861.4	3,989.0	4,070.3	4,447.8
Three Years Later	1,686.0	1,712.2	1,716.1	1,801.9	1,804.7	1,806.6	3,986.0	4,209.9
Four Years Later	1,650.7	1,642.3	1,643.6	1,733.8	1,757.1	1,799.6	4,097.1
Five Years Later	1,594.9	1,600.9	1,599.8	1,702.8	1,757.3	1,849.6
Six Years Later	1,569.5	1,554.7	1,568.3	1,691.2	1,803.3
Seven Years Later	1,548.7	1,549.8	1,578.3	1,733.2
Eight Years Later	1,551.0	1,567.2	1,616.3
Nine Years Later	1,570.1	1,601.2
Ten Years Later	1,600.1

CUMULATIVE NET REDUNDANCY (DEFICIENCY) AS OF
One Year Later	$44.6	$96.9	$81.3	$59.7	$77.7	$8.0	$100.0	$(78.8)	$(148.3)	$(345.1)
Two Years Later	132.5	181.0	176.8	190.6	180.2	94.3	92.9	(104.0)	(378.7)
Three Years Later	179.3	250.9	279.0	291.0	265.4	149.1	95.9	(243.6)
Four Years Later	214.6	320.8	351.5	359.1	313.0	156.1	(15.2)
Five Years Later	270.4	362.2	395.3	390.1	312.8	106.1
Six Years Later	295.8	408.4	426.8	401.7	266.8
Seven Years Later	316.6	413.3	416.8	359.7
Eight Years Later	314.3	395.9	378.8
Nine Years Later	295.2	361.9
Ten Years Later	265.2

The following table summarizes reserve development, gross of reinsurance, for the last three years as of December 31, 2001.

DECEMBER 31	2000	1999	1998

Gross Reserves	$4,612.7	$4,378.6	$4,219.9

CUMULATIVE DEVELOPMENT
Net of Reinsurance	$(345.1)	$(378.7)	$(243.6)
Reinsurance	(25.6)	(53.0)	(115.4)

Gross of Reinsurance	$(370.7)	$(431.7)	$(359.0)

Environmental and Asbestos Claims

Property & Casualty reserves for loss and LAE for liability coverages related to environmental, asbestos and other toxic claims totaled $340.7 at December 31, 2001, compared with $315.5 at December 31, 2000. These amounts are before the effect of reinsurance, which totaled $19.7 and $28.8 at December 31, 2001 and 2000, respectively. These reserves are approximately 7% of total property and casualty reserves for loss and LAE at both December 31, 2001 and 2000. The reserves included estimates for both reported and IBNR claims and related legal expenses.

The vast majority of Property & Casualty’s environmental, asbestos and other toxic claims resulted from the commercial general liability line of business and the discontinued assumed reinsurance operations of American States. Approximately 4,800 of these claims, computed on an occurrence basis, were pending at December 31, 2001. The average settlement cost of each environmental, asbestos and other toxic claim for 2001 was fifteen thousand dollars including legal expenses.

The following table presents the loss reserve activity for liability coverages related to environmental, asbestos and other toxic claims, before reinsurance:

DECEMBER 31	2001	2000	1999

Reserves at Beginning of Year	$315.5	$332.3	$329.8
Incurred Losses and LAE	51.7	9.6	24.8
Losses and LAE Payments	(26.5)	(26.4)	(22.3)

Reserves at End of Year	$340.7	$315.5	$332.3

IBNR reserves comprise 69% of total environmental and asbestos reserves at December 31, 2001. The incurred losses and LAE amount of $51.7 in the table above includes $50.0 of loss reserve strengthening in September 2001. Continued emergence of these claims has resulted in higher ultimate expected losses than previously estimated. While Property & Casualty has generally avoided writing coverages for larger companies with substantial exposure in these areas, recent industry experience with asbestos claims has shown an expansion of defendants to include smaller and more peripheral firms. The exposure of the assumed reinsurance operations also follows the general industry trend. This has resulted in higher estimates of ultimate losses. Developing industry trends will continue to be monitored and used in conjunction with other quantitative loss reserving techniques to evaluate reserves on an ongoing basis.

The significant uncertainties involved in the reserving for these claims include future court resolution, judicial interpretations, regulatory actions, industry experience as well as company experience. Changes in these factors could result in future claims significantly different from those currently predicted. The impact upon reserves of changes in these factors would be reflected in future operating results.

Construction Defect Claims

The total Property & Casualty reserves for construction defect claims were $382.9 at December 31, 2001 and $322.6 at December 31, 2000, representing approximately 8% of total Property & Casualty reserves for loss and LAE at both December 31, 2001 and 2000.

Construction defect claims are a subset of claims that arise from coverage provided by general property damage liability insurance. Construction defect claims arise from the alleged defective work performed in the construction of large habitation structures, such as apartments, condominiums and large developments of single-family dwellings or other housing. In addition to damages arising directly from the alleged defective work, construction defect claims often also allege that the economic value of the structure has been diminished. The vast majority of Property & Casualty’s construction defect claims arise from past contractor business written in the state of California. Commercial Insurance, which does not include Business Insurance, has avoided writing the construction class of business in California since 1989 and has limited exposure to these types of claims. However, American States, prior to its acquisition by SAFECO, was a major writer of California contractor business until 1994 when it implemented significant restrictions in this line. Continued loss development in California as well as emerging claims in other states resulted in additions to reserves of $90.0 as part of the loss reserve strengthening in September 2001.

The following table presents the loss and LAE reserve activity for liability coverages related to construction defect claims, before reinsurance:

DECEMBER 31	2001	2000	1999

Reserves at Beginning of Year	$322.6	$306.1	$328.6
Incurred Losses and LAE	119.2	71.5	28.1
Losses and LAE Payments	(58.9)	(55.0)	(50.6)

Reserves at End of Year	$382.9	$322.6	$306.1

The significant uncertainties involved in the reserving for these claims include future court resolution, judicial interpretations, regulatory actions, industry experience as well as company experience. Changes in these factors could result in future claims significantly different from those currently predicted. The impact upon reserves of changes in these factors would be reflected in future operating results.

Reinsurance

Property & Casualty uses treaty and facultative reinsurance to help manage exposures to loss. Property & Casualty’s reinsurance coverages relate to surety business and personal and commercial property coverages. As noted above, the liability for unpaid losses and LAE is reported gross of reinsurance recoverables of $415.9 at December 31, 2001 and $343.6 at December 31, 2000. This increase is due primarily to reinsurance recoverables related to the surety Enron loss (see Surety section of the MD&A for additional information) and losses resulting from the World Trade Center attacks. Because the amount of the reinsurance recoverables can vary depending on the size of an individual loss or, in some cases, the aggregate amount of all losses in a particular line of business, the exact amount of the reinsurance recoverables is not known until all losses are settled. Therefore, Property & Casualty must estimate the amount of reinsurance recoverables it anticipates receiving. To estimate this amount, Property & Casualty uses the terms of the reinsurance contracts and historical reinsurance recovery information and applies that information to the gross loss reserve estimate.

The availability and cost of reinsurance are subject to prevailing market conditions, both in terms of price and available capacity. Due to the recent tightening in the reinsurance marketplace, it is likely that the cost of reinsurance will increase in 2002. Although the reinsurer is liable to SAFECO to the extent of the reinsurance ceded, SAFECO remains primarily liable to the policyholder as the direct insurer on all risks insured. In addition, the magnitude of losses in the reinsurance industry resulting from the September 11, 2001 terrorist attacks is expected to impact the financial strength of reinsurers which may result in collectibility or recoverability issues. However, to SAFECO’s knowledge, none of its reinsurers is currently experiencing financial difficulties. SAFECO’s business is not substantially dependent upon any single reinsurance account.

See discussion on Impact of Terrorism and its impact on reinsurance in the MD&A.

Approximately 42% of the total reinsurance recoverables balance at December 31, 2001 was with the following four reinsurers: American Re-Insurance, Employers Reinsurance Corporation, Swiss Reinsurance America Corporation and General Reinsurance Corporation all of whom are rated A++ by A.M. Best. The reinsurance recoverables balance categorized by reinsurer rating (by A.M. Best Company on a scale ranging from A++ to F) at December 31, 2001 is presented below:

Percent at
RATING	December 31, 2001

A++	43.7%
A+	8.7
A	4.3
A-	0.5
B	0.2
Lloyds of London	3.7
Non-Rated	6.6

Total Domestic Reinsurers	67.7

State Reinsurance Pools	23.7
Other Reinsurance Pools	2.1
Foreign Reinsurers	6.5

Total Reinsurance Pools and Foreign Reinsurers	32.3

Total	100.0%

Property & Casualty’s nationwide catastrophe property reinsurance program for 2002, covering 90% of $400.0 of single-event losses in excess of $100.0 retention, is unchanged from 2001. In a large catastrophe, Property & Casualty retains the first $100.0 of losses, 10% of the next $400.0 and all losses in excess of $500.0. In 2001, in addition to this nationwide coverage, for all states other than California, SAFECO had a supplemental earthquake-only reinsurance contract that covered 90% of $250.0 of single-event earthquake losses in excess of $500.0. Given Property & Casualty’s successful efforts to reduce West Coast earthquake exposure, it was no longer considered necessary to continue this excess contract in 2002. Catastrophe property reinsurance contracts for 2002 include provisions for one reinstatement for a second catastrophe event in 2002 at current rates.

Property & Casualty does not enter into retrospective reinsurance contracts and does not participate in any unusual or nonrecurring reinsurance transactions such as “swaps” of reserves or loss portfolio transfers. Property & Casualty does not use funding covers and does not participate in any surplus relief transactions. See Note 5 of the Notes to Consolidated Financial Statements for additional information on reinsurance.

Statutory Accounting

State insurance regulatory authorities require the property and casualty insurance subsidiaries to file annual statements prepared on an accounting basis prescribed by the National Association of Insurance Commissioners’ (NAIC) revised Accounting Practices and Procedures Manual or permitted by their respective state of domicile (that is, on a statutory basis). The difference between the $5,053.7 reserve at December 31, 2001, for the losses and LAE disclosed in the consolidated financial statements in accordance with accounting principles generally accepted in the United States (GAAP), and the $4,637.8 reported in the annual statements filed with state regulatory authorities relates to reinsurance recoverables. Under Statement of Financial Accounting Standards No. 113, “Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts,” the GAAP-basis liability for losses and LAE is reported gross of amounts recoverable from reinsurance. Statutory-basis financial statements report the liability net of reinsurance.

Life & Investments

Life & Investments offers individual and group insurance products, retirement services, annuity products, mutual funds and investment advisory services. The most significant product lines in terms of premium and deposit volume include single premium immediate and deferred annuities, business owned life insurance, variable annuities, tax-sheltered annuities, corporate retirement plans, excess loss group medical insurance and individual life insurance. SAFECO Life reinsures portions of its individual and group life, accident and health insurance through commercial reinsurance treaties, providing protection against large risks and catastrophe situations. A listing of the Corporation’s life insurance & investment subsidiaries is included in Note 15 Segment Information (Life & Investments Operations) of the Notes to Consolidated Financial Statements.

Funds held under deposit contracts relate primarily to annuity, retirement services and individual products. The table below summarizes the components of funds held under deposit contracts at December 31, 2001, and describes the applicable surrender charges and surrender experience.

Detail of Funds Held Under Deposit Contracts at December 31, 2001

			Range of Credited
		Expected Maturities	or Assumed		Approximate
	Outstanding	of Liabilities	Interest Rates as		Surrender
PRODUCT	Balance	(at issue date)	of 12/31/01	Surrender Charges	Experience

Income Annuities	$ 6,245.3	Over 25 years	3.50% to 12.20%	Cannot surrender	Cannot surrender

Other Annuities & Deposits	4,574.3	Approximately 5-20 years	4.00% to 7.95%	Highest surrender charges range from 10% to 5%, graded down to 0% within 5 to 10 years. SAFECO has the option to defer payout over 5 years for 20% of these contracts.	14.5% per annum

Universal Individual Life	3,204.2	Approximately 10-25 years	5.00% to 6.00%	Varies by issue age, sex and duration from $1 to $58 per $1,000 of insurance.	8% per annum

Guaranteed Investment Contracts	391.7	Typically 2-5 years	5.63% to 8.40%	Market value adjustment or cannot surrender in first year.	Less than 1% per annum

Equity Indexed Annuities (EIA)	208.7	Approximately 6 years at original issuance, remaining expected maturity of approximately 3 years.	Equity return credited is based on S&P 500 performance with no minimum guarantee. Floor return based on a minimum fixed return on a portion (typically 90%) of the original deposit amount.	Typically 8% in year 1 graded to 0% after year 6.	More than 45% due to an offer to EIA policyholders in 2001 to surrender their policies and receive December 31, 2000 account value with no surrender charge.

Total	$14,624.2

Effective December 31, 2001, SAFECO’s asset management companies and Talbot Financial Corporation are reported as part of Life & Investments’ operating results. These subsidiaries include the following:

SAFECO Asset Management Company, acquired in 1973, serves as the investment advisor for the SAFECO mutual funds, variable annuity portfolios and outside pension and trust accounts.

SAFECO Securities, Inc., organized in 1967, is the principal underwriter of the SAFECO Mutual Funds, comprising the SAFECO Common Stock Trust, SAFECO Taxable Bond Trust, SAFECO Tax-Exempt Bond Trust, SAFECO Money Market Trust and SAFECO Managed Bond Trust. These five trusts are made up of nineteen separate investment portfolios, all of which are sold on a “no-load” basis directly to the public. Seventeen of these portfolios have two to three additional classes of stock which are sold to the public through intermediaries. In addition, SAFECO Securities, Inc. is the principal underwriter for the SAFECO Resource Series Trust, a registered investment company with six separate investment portfolios. SAFECO Securities is also the principal underwriter for the variable insurance products issued by SAFECO Resource Variable Account B, SAFECO Separate Account SL, SAFECO Deferred Variable Annuity Account and SAFECO Separate Account C, all of which are separate accounts of SAFECO Life Insurance Company and for First SAFECO Separate Account S, which is a separate account of First SAFECO National Life Insurance Company of New York.

SAFECO Services Corporation, organized in 1972, is the transfer agent for the SAFECO mutual funds.

SAFECO Trust Company, organized in 1994, provides asset management and trust administrative services to high net worth individuals and unrelated organizations.

SAFECO Investment Services, Inc., organized in 1986, is a broker/dealer and registered investment advisor that distributes affiliated and nonaffiliated mutual funds, variable insurance products and securities through its registered representatives.

Talbot Financial Corporation, acquired in 1993, is a broad-based insurance broker with a concentrated emphasis on the distribution of qualified and nonqualified annuity products and mutual funds through the banking and brokerage arenas.

Other Operations

SAFECO Financial Products (SFP), organized in 2000, engages in limited activity by writing S&P 500 index options, selling single credit default swaps and investing in convertible bonds. For additional information see the Corporate section of the MD&A.

Discontinued Operations

SAFECO Credit Company, Inc. (SAFECO Credit) — SAFECO Credit provided loans and equipment financing and leasing to commercial businesses, insurance agents and affiliated companies. In March 2001, SAFECO announced its intention to sell SAFECO Credit. A plan of disposal was formalized establishing the measurement date as March 31, 2001; consequently, SAFECO Credit was accounted for as a discontinued operation, effective March 31, 2001. In July 2001, the Corporation announced that it had reached a definitive agreement to sell SAFECO Credit to General Electric Capital Corporation (GECC). On August 15, 2001, SAFECO completed the sale (effective July 31, 2001) of SAFECO Credit to GECC. See Note 11 of the Notes to Consolidated Financial Statements.

SAFECO Properties, Inc. — In February 1998, SAFECO decided to sell its real estate subsidiary, SAFECO Properties, Inc., to focus on its core insurance and financial services businesses. See Note 11 of the Notes to Consolidated Financial Statements.

A listing of the Corporation’s subsidiaries is shown on Exhibit 21 of this report.

Subsequent Event

On March 4, 2002, SAFECO reached a definitive agreement to acquire Swiss Re’s medical excess-loss and group life insurance business. SAFECO is acquiring $240 in annual excess-loss medical insurance premium and $10 in group-life insurance premium. Pending regulatory approval, the acquisition is expected to close in June 2002.

ITEM 2 — PROPERTIES

General America Corporation (a wholly-owned subsidiary of SAFECO Corporation) leases office space to both Property & Casualty and Life & Investments. Property & Casualty’s and Corporate’s home office facility (567,000 gross square feet) is located in Seattle, Washington. A 700-car parking garage is connected to this facility. Life & Investments’ headquarters facility (220,000 gross square feet) is located in Redmond, Washington.

Other buildings owned and occupied include the newly developed office space (343,000 gross square feet) in Redmond, Washington that was completed in late 2001. Additional company-owned facilities are regional and branch offices located in Fountain Valley and Pleasant Hill, California; Denver, Colorado; Carol Stream, Illinois; St. Louis, Missouri; Cincinnati, Ohio; Portland, Oregon; Mountlake Terrace and Spokane, Washington. These buildings, including the newly developed Redmond, Washington facility, total approximately 1,960,000 gross square feet. All other branch and service offices occupy leased premises totaling approximately 2,756,000 gross square feet, generally subject to lease periods of five years or less. Total leased and owned office space totals approximately 5,503,000 gross square feet.

ITEM 3 — LEGAL PROCEEDINGS

(Dollar amounts in millions)

Because of the nature of their businesses, SAFECO’s insurance and other subsidiaries are subject to legal actions filed or threatened in the ordinary course of their business operations, generally as liability insurers defending third-party claims brought against their insureds or as insurers defending policy coverage claims brought against them. SAFECO does not believe that such litigation will have a material adverse effect on its financial condition, future operating results or liquidity.

The property and casualty insurance subsidiaries of the Corporation are parties to a number of lawsuits for liability coverages related to environmental claims. Although estimation of reserves for environmental claims is difficult, the loss and loss adjustment expenses with respect to any such lawsuit, or all lawsuits related to a single incident combined, are not expected to be material to the Corporation’s financial condition. For more information regarding the liability of such subsidiaries for environmental claims and the difficult process of estimating environmental reserves see the Property & Casualty — Loss Reserve section under Part I, Item 1.

General Insurance Company of America (“General”) is a defendant in Hobbs v. State Farm Mutual Automobile Insurance Co., et al., a putative class-action lawsuit filed in 1999 in Illinois state court against seven property and casualty insurance groups. The plaintiffs allege that the defendants’ support of the Certified Auto Parts Association (“CAPA”), an independent organization that certifies the quality of non-original equipment manufactured parts for vehicles, constituted a conspiracy to further the improper use of those parts. The plaintiffs seek damages and injunctive relief. General is vigorously defending against these claims.

In July 2000, SAFECO Insurance Company of America filed suit in U.S. District Court for the Middle District of North Carolina to collect amounts due from a workers’ compensation policyholder, Magna Corporation (“Magna”). Under a contract with SAFECO Insurance Company of America, Magna, on behalf of its Professional Employee Organizations and their client companies, assumed obligations for significant deductibles and expense reimbursements. On March 19, 2001, Magna filed a petition under Chapter 7 of the United States Bankruptcy Code. Because of the uncertainty of recovering amounts due, SAFECO Insurance Company of America has written-off all receivable amounts totaling $27 due from Magna.

The SAFECO property and casualty insurance companies have been sued in U.S. District Court for the Northern District of Ohio and in California state court by plaintiffs who purport to represent classes of present and former claims adjusters. They claim that claims adjusters should have been considered non-exempt employees under the labor laws, and seek damages representing back overtime pay for certain hours worked. SAFECO intends to vigorously defend against these allegations.

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of 2001.

Executive Officers of the Registrant

As of March 6, 2002, these are the names, ages and positions of the executive officers of the registrant as required by Item 10. No family relationships exist.

Name	Age	Position

Bruce M. Allenbaugh	45	Senior Vice President of Corporate Marketing since May 7, 2001. Vice President of Marketing for Avenue A from November 1999 to January 2001. Vice President of Marketing for Nextlink (now XO Communications) from 1994 to 1999. Held a series of management positions with Pepsi-Cola from 1985 to 1994.

Michael E. LaRocco	45	President of SAFECO Personal Insurance since July 16, 2001. Regional Vice President, Northeast Region for GEICO Corporation from 1998 to July 2001. Vice President of Underwriting and Product Management for GEICO from 1996 through 1998, Vice President of GEICO Casualty from 1994 to 1996, and held a series of management positions with GEICO from 1993 through 1998.

Dale E. Lauer	55	President of SAFECO Business Insurance since July 16, 2001. Senior Vice President of SAFECO Business Insurance from 1997 to July 2001. Vice President of commercial lines underwriting for the SAFECO property and casualty insurance companies from 1992 to 1997.

Michael S. McGavick	44	President, Chief Executive Officer and Director since January 30, 2001. President and Chief Operating Officer of CNA Agency Market Operations from October 1997 until January 2001, and President of CNA’s Commercial Lines group from January until October 1997, and held a series of executive positions with CNA’s commercial insurance operations from 1995 through October 1997. Director of the Superfund Improvement Project for the American Insurance Association from 1992 to 1995.

Christine B. Mead	46	Named Senior Vice President, Chief Financial Officer and Secretary effective January 24, 2002. Senior Vice President and Chief Financial Officer for Travelers Insurance Group from 2000 to January 2002; Senior Vice President and Chief Financial Officer for Travelers Property Casualty Corp - Personal Lines from 1996 to 2000; held a series of management positions with Travelers Corporation from 1989 to 1996.

Allie R. Mysliwy	47	Senior Vice President of Human Resources since July 2001. Vice President of Human Resources from July 1999 to July 2001; Vice President of Human Resources for SAFECO Life Insurance Company from 1994 to 1999.

James W. Ruddy	52	Senior Vice President since 1992. General Counsel since 1989. Vice President from 1989 to 1992. Associate General Counsel from 1985 to 1989.

Yomtov Senegor	43	Senior Vice President and Chief Information Officer since October 1, 2001. Central Region Insurance Managing Partner with Accenture (formerly Andersen Consulting) from November 1997 to October 2001, and Partner from 1992 to 1997.

Randall H. Talbot	47	President of SAFECO Life Insurance companies since February 1998. Chief Executive Officer and President of Talbot Financial Corporation from 1988 to 1998.

SAFECO Corporation and Subsidiaries

Part II

ITEM 5 — MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

Market Information

SAFECO Corporation’s common stock trades on the NASDAQ Stock Market under the symbol SAFC. High and low market prices of the Corporation’s common shares were as follows:

	First	Second	Third	Fourth
MARKET PRICE RANGES	Quarter	Quarter	Quarter	Quarter	Annual

2001 - High	$32.06	$30.11	$31.72	$32.79	$32.79
- Low	21.75	25.41	26.02	29.11	21.75
2000 - High	26.56	26.31	27.63	35.69	35.69
- Low	18.56	19.88	20.81	22.94	18.56

There were approximately 3,300 common shareholders of record at December 31, 2001.

Dividends

SAFECO has paid cash dividends continuously since 1933. Common stock dividends paid to shareholders were $0.93 per share in 2001 compared with $1.48 in 2000 and $1.44 in 1999. These dividends are funded with dividends to the Corporation from its subsidiaries. The Corporation expects to continue paying dividends in the foreseeable future. However, payment of future dividends is subject to the Board of Directors’ approval and is dependent upon earnings and the financial condition of the Corporation as well as dividend restrictions on its significant insurance subsidiaries as described in Note 13 of the Notes to Consolidated Financial Statements. Given the deterioration of earnings in recent years, in February 2001 the Board of Directors reduced the quarterly dividend 50% from $0.37 to $0.185 per share.

	First	Second	Third	Fourth
DIVIDENDS PAID	Quarter	Quarter	Quarter	Quarter	Total

2001	$.370	$.185	$.185	$.185	$.925
2000	.370	.370	.370	.370	1.480
1999	.350	.350	.370	.370	1.440

ITEM 6 — SELECTED FINANCIAL DATA

The following selected consolidated financial data of SAFECO was derived from the consolidated financial statements of the Corporation. The following financial data should be read in conjunction with the Consolidated Financial Statements and accompanying notes.

Summary of Operations (unaudited) (Dollar amounts in millions except per share data)

YEAR ENDED DECEMBER 31	2001	2000	1999	1998	1997

REVENUES (EXCLUDING REALIZED GAIN)
Insurance
Property & Casualty (Gross written premiums)	$4,570.2	$4,709.1	$4,645.0	$4,441.8	$2,987.4
Life & Investments	637.0	618.2	473.9	447.0	363.1
Net Investment Income
Property & Casualty	457.7	460.5	462.3	480.2	327.0
Life & Investments	1,180.3	1,181.5	1,123.2	1,044.7	919.3
Corporate	11.3	6.0	2.8	(2.3)	1.4
Real Estate	—	—	—	77.9	75.1
Corporate	10.4	20.5	39.2	3.1	0.9

Total	$6,866.9	$6,995.8	$6,746.4	$6,492.4	$4,674.2

INCOME SUMMARY (NET OF TAX)
Income (Loss), Before Realized Gain*
Property & Casualty	$(1,115.3)	$(10.6)	$114.8	$310.2	$260.2
Life & Investments	88.6	107.7	126.9	53.5	102.4
Real Estate	—	—	—	3.4	6.2
Corporate	(35.3)	(40.8)	(35.7)	(46.6)	(16.8)

Total	(1,062.0)	56.3	206.0	320.5	352.0
Realized Gain	61.5	90.4	76.5	61.9	78.7

Income (Loss) Before Distributions on Capital Securities	(1,000.5)	146.7	282.5	382.4	430.7
Distributions on Capital Securities	(44.8)	(44.8)	(44.8)	(44.9)	(14.8)
Discontinued Credit Operations	58.2	12.7	14.5	14.4	14.1
Cumulative Effect of Accounting Change	(2.1)	—	—	—	—

Net Income (Loss)	$(989.2)	$114.6	$252.2	$351.9	$430.0

PER SHARE OF COMMON STOCK
Net Income (Loss) — Diluted
Income (Loss) Before Realized Gain*+	$(8.66)	$.09	$1.21	$1.97	$2.60
Realized Gain	.48	.71	.58	.44	.60
Discontinued Credit Operations	.45	.10	.11	.10	.11
Cumulative Effect of Accounting Change	(0.02)	—	—	—	—

Net Income (Loss)	$(7.75)	$.90	$1.90	$2.51	$3.31

Average Number of Shares (in millions)	127.7	127.8	132.8	139.9	129.8
Net Income (Loss) — Basic
Income (Loss) Before Realized Gain*+	$(8.66)	$.09	$1.21	$1.98	$2.61
Realized Gain	.48	.71	.58	.44	.61
Discontinued Credit Operations	.45	.10	.11	.10	.11
Cumulative Effect of Accounting Change	(0.02)	—	—	—	—

Net Income (Loss)	$(7.75)	$.90	$1.90	$2.52	$3.33

Average Number of Shares (in millions)	127.7	127.8	132.7	139.4	129.2
Dividends Paid	$0.93	$1.48	$1.44	$1.34	$1.22

*	Income (Loss) Before Realized Gain is a standard industry measurement used by management to analyze income from core operations and is presented to supplement net income as a measure of profitability.

+	Net income (loss) per share amounts are after distributions on capital securities.

Summary of Operations (unaudited) (continued)

Additional Supplemental Data

	2001	2000	1999	1998	1997

PROPERTY & CASUALTY WRITTEN PREMIUMS
Personal Auto	$1,797.0	$1,726.4	$1,725.6	$1,745.8	$1,295.2
Homeowners	762.7	756.6	736.5	717.4	547.8
Specialty	229.5	229.1	225.6	217.2	182.0

Total Personal	2,789.2	2,712.1	2,687.7	2,680.4	2,025.0
Business Insurance	1,000.8	1,159.5	1,138.0	952.3	195.7
Commercial Insurance	617.2	703.8	701.5	687.2	642.1
Surety	154.7	125.2	110.7	107.2	99.5
Other	8.3	8.5	7.1	14.7	25.1

Gross Written Premiums	4,570.2	4,709.1	4,645.0	4,441.8	2,987.4
Ceded Reinsurance Premiums	131.0	169.4	161.2	185.2	159.2

Net Written Premiums	$4,439.2	$4,539.7	$4,483.8	$4,256.6	$2,828.2

PROPERTY & CASUALTY OPERATING RATIOS*+
Losses	74.5%	70.4%	66.4%	61.3%	58.4%
Adjustment Expenses	14.1	12.2	12.0	11.5	11.2
Underwriting Expenses	30.1	28.8	30.0	29.8	29.1

Combined Ratio	118.7%	111.4%	108.4%	102.6%	98.7%

Net Written Premiums to Policyholders’ Surplus	2.0:1	2.0:1	1.6:1	1.3:1	1.3:1
PRETAX INCOME (LOSS) BEFORE REALIZED GAIN
Property & Casualty
Underwriting	$(837.5)	$(521.9)	$(366.7)	$(109.4)	$36.2
Nonrecurring Acquisition Charges	—	—	—	—	(60.0)
Net Investment Income	457.7	460.5	462.3	480.2	327.0
Goodwill Amortization	(11.0)	(44.0)	(43.8)	(43.0)	(11.0)
Write-off of Goodwill	(1,165.2)	—	—	—	—
Restructuring Charges	(44.3)	—	—	—	—
Life & Investments	197.5	168.5	195.1	131.1	156.9
Write-off of Goodwill	(48.9)	—	—	—	—
Write-off of Deferred Acquisition Costs	—	—	—	(46.8)	—
Real Estate	—	—	—	5.3	9.6
Corporate	(54.6)	(63.2)	(55.0)	(71.9)	(27.0)

Total	$(1,506.3)	$(0.1)	$191.9	$345.5	$431.7

SHAREHOLDERS’ EQUITY	$3,634.6	$4,695.8	$4,294.1	$5,575.8	$5,461.7

BOOK VALUE PER SHARE	28.45	36.79	33.31	40.92	38.69

LONG-TERM DEBT (Excludes Capital Securities)	748.8	774.2	478.5	589.5	570.6

TOTAL ASSETS	30,092.5	30,257.7	29,223.6	29,553.0	28,502.2

*	Operating ratios are GAAP basis and are based on expenses expressed as a percentage of earned premiums. Ratios exclude goodwill write-off, goodwill amortization, restructuring charges and nonrecurring acquisition charges.

+	Includes Loss Reserve Strengthening of $240.0 in 2001. Excluding this adjustment the Combined Ratio was 113.4%; the Loss Ratio was 70.7% and the Adjustment Expense Ratio was 12.6%.

ITEM 7 -	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollar amounts in millions unless noted otherwise)

SAFECO Corporation (the Corporation) is a Washington state corporation that owns operating subsidiaries engaged in property and casualty insurance, surety, life insurance and asset management. These operations generated virtually all of the 2001 revenues.

The Corporation and its subsidiaries are collectively referred to as “SAFECO.” The property and casualty insurance operations are collectively referred to as “Property & Casualty.” The life insurance and asset management operations are collectively referred to as “Life & Investments.” Other operations not included in either Property & Casualty or Life & Investments are collectively referred to as “Corporate.”

Since joining SAFECO as Chief Executive Officer in late January 2001, Michael S. McGavick and the senior leadership team have engaged in a review of SAFECO’s operations with a particular emphasis on the Property & Casualty operations. This review resulted in actions that focused on:

(1)	Ensuring that the recovery plans for Property & Casualty operations had the rigor and urgency necessary to succeed;

(2)	Analyzing and reducing expenses;

(3)	Strengthening the balance sheet; and

(4)	Investing in SAFECO’s employees.

Many of the plans to address the urgent actions have been completed and others are in process. These actions are explained in more detail in the remainder of this Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A).

Actions

(1)	A comprehensive review of the entire operation confirmed that the core strengths and most profitable opportunities for SAFECO were in personal auto, small-to-medium commercial insurance and life and investments. The recovery plans for Property & Casualty involved actions on several fronts:

•	Rates were raised across all lines of business, with specific focus on the underperforming lines of homeowners and large commercial.

•	Nearly 1,000 underperforming agents no longer represent SAFECO.

•	Additional underwriting actions were taken on unprofitable individual accounts.

•	SAFECO exited lines of business not core to its strategy. For example, 15 of 19 Select Markets programs were cancelled.

For further discussion of these and other actions see the Property & Casualty — Operations section of this MD&A.

(2)	A rigorous company-wide effort to reduce expenses was commenced and continues. In July 2001, SAFECO announced that it would eliminate approximately 1,200 jobs by the end of 2003 with half of the reductions expected to be completed in 2001. SAFECO’s total employment declined by approximately 900 in 2001, excluding the reduction due to the sale of SAFECO Credit. Positions being eliminated are in the corporate headquarters and regional Property & Casualty operations. When fully implemented, these actions are expected to reduce SAFECO’s annual operating expenses by approximately $100.

Restructuring charges and period costs associated with these changes are expected to total approximately $65 through 2002. This includes pretax charges incurred in 2001 of $44 and $21 to be incurred throughout 2002 as the restructuring actions occur. Additional information can be found in Note 12 in the Notes to Consolidated Financial Statements.

(3)	In strengthening SAFECO’s balance sheet, four separate actions were taken.

•	In February 2001, SAFECO announced a 50% reduction in its quarterly dividend from $0.37 per share to $0.185 per share starting with the April 2001 dividend payment to shareholders. This reduction provides the Corporation cash savings of approximately $95 per year and brought the dividend more in line with financial performance.

•	Effective March 31, 2001, SAFECO wrote off $1.2 billion of goodwill associated with the 1997 American States Insurance acquisition (Property & Casualty $1,152.1, Life & Investments $48.9). See Note 1 in the Notes to Consolidated Financial Statements for additional information.

•	In August 2001, SAFECO Credit was sold, generating $250 in net proceeds, resulting in a pretax gain of $97, and reducing SAFECO’s debt by approximately one-half or $1.5 billion. SAFECO Credit is reported as a discontinued operation as described in the Discontinued Operations - SAFECO Credit section of this MD&A.

•	During the third quarter 2001, SAFECO completed a review, initially announced in May 2001, of Property & Casualty loss reserve adequacy and as a result increased reserves by $240, pretax. For additional information see the Property & Casualty — Operations, Loss Reserve Strengthening section of this MD&A.

(4)	Investing in SAFECO’s employees has been accomplished as follows:

•	Increased emphasis on employee training to strengthen the tools and capabilities of the workforce.

•	A performance-based compensation system based on the achievement of specific goals linked directly to SAFECO’s business plan was developed and is being implemented in early 2002. The new compensation system applies to all SAFECO employees, including the senior leadership team, and is designed to motivate and reward superior performance. In addition employee communication was increased to help all employees better understand SAFECO’s business plans and their role in helping achieve them.

•	SAFECO added several strong leaders and completed the formation of a new senior leadership team:

➢	In May 2001 Bruce Allenbaugh was named Senior Vice President of Corporate Marketing bringing wide experiences from Avenue A, NextLink and Pepsi-Cola to SAFECO;

➢	In July 2001 Michael LaRocco was appointed President and Chief Operating Officer of SAFECO Personal Insurance. Mr. LaRocco most recently headed the $1.2 billion northeastern operations for GEICO;

➢	In September 2001 Yomtov Senegor was named Chief Information Officer bringing extensive information systems experience from Accenture (formerly Andersen Consulting);

➢	In January 2002 Christine Mead was named Senior Vice President and Chief Financial Officer. Ms. Mead most recently was the Chief Financial Officer for Travelers Insurance Group’s property and casualty business bringing extensive experience in financial management and strategy from that company as well as prior public accounting experience with Deloitte & Touche and PricewaterhouseCoopers; and

➢	The Board of Directors was also strengthened with the August 2001 election of Joseph W. “Jay” Brown, an insurance executive with nearly 30 years experience. Mr. Brown, Chairman and Chief Executive Officer of MBIA, Inc., formerly served as President and Chief Executive Officer of Firemen’s Fund Insurance Company and Chairman and Chief Executive Officer of Talegen Holdings, Inc., Xerox’s insurance holdings company.

•	Introduced a corporate-wide program on diversity to prepare SAFECO to compete in a more diverse America and to increase workforce effectiveness.

SAFECO’s leaders have identified four focus areas for the coming year. They are:

(1) Improving sales growth through independent agents;

(2) Improving levels of service and claims handling;

(3) Driving execution through enhanced metrics and management practices; and

(4) Continuing investment in SAFECO’s employees.

Summary of Financial Information

The following summarized financial information should be read in conjunction with the Segment Footnote (Note 15) in the Notes to Consolidated Financial Statements. Detailed discussion of Property & Casualty and Life & Investments operations follows in this MD&A.

YEAR ENDED DECEMBER 31	2001	2000	1999

INCOME (LOSS)
Property & Casualty	$(1,600.3)	$(105.4)	$51.8
Life & Investments	148.6	168.5	195.1
Corporate	(54.6)	(63.2)	(55.0)

Income (Loss) Before Realized Gain and Income Taxes *	(1,506.3)	(0.1)	191.9
Income Tax Benefit	(444.3)	(56.4)	(14.1)

Income (Loss) Before Realized Gain	(1,062.0)	56.3	206.0
Realized Investment Gain, Net of Taxes	61.5	90.4	76.5
Distribution on Capital Securities, Net of Taxes	(44.8)	(44.8)	(44.8)

Income (Loss) from Continuing Operations	(1,045.3)	101.9	237.7
Discontinued Credit Operations, Including Gain on Disposition, Net of Taxes	58.2	12.7	14.5
Cumulative Effect of Change in Accounting Principle, Net of Taxes	(2.1)	—	—

Net Income (Loss)	$(989.2)	$114.6	$252.2

PER DILUTED SHARE OF COMMON STOCK
Income (Loss) Before Realized Gain *	$(8.66)	$.09	$1.21
Realized Investment Gain	.48	.71	.58

Income (Loss) from Continuing Operations	(8.18)	.80	1.79
Discontinued Credit Operations, Including Gain on Disposition	.45	.10	.11
Cumulative Effect of Change in Accounting Principle	(.02)	—	—

Net Income (Loss)	$(7.75)	$.90	$1.90

*	Income (loss) before realized gain and income taxes in 2001 includes goodwill write-down of $1,214.1 ($925.5 after tax, $7.24 per share), Property & Casualty loss reserve strengthening of $240.0 ($156.0 after tax, $1.22 per share) and restructuring charges of $44.3 ($28.8 after tax, $.22 per share).

The following is a summary of the major items that affected SAFECO’s financial results in 2001:

Property & Casualty

•	Recognized goodwill write-down of $1,165.2 before tax ($886.9 after tax).

•	Net catastrophe losses for 2001 were $268.0 before tax ($174.2 after tax) which was more than $100 higher than the highest year in SAFECO’s past (1998). These 2001 losses include $60.0 before tax ($39.0 after tax) for storm damages in the St. Louis area in April and $51.0 before tax ($33.2 after tax) of net losses from the World Trade Center attacks.

•	Completed a reserve review and increased loss reserves $240.0 before tax ($156.0 after tax).

•	Consolidated commercial lines and recognized restructuring charges of $44.3 before tax ($28.8 after tax).

Life & Investments

•	Generated record pretax earnings (before goodwill write-down) of $197.5 for the year ($127.1 after tax).

•	Recognized goodwill write-down of $48.9 before tax ($38.7 after tax).

SAFECO Corporation

•	Sale of SAFECO Credit resulting in a gain of $97.0 before tax ($54.0 after tax).

•	Recognized investment write-downs of $126.8 before tax ($82.4 after tax) due to credit deterioration and corporate failures of certain investment holdings.

•	Quarterly dividend to shareholders was reduced from $0.37 cents to $0.185 cents per share resulting in annual cash savings of $94.5.

Property & Casualty — Operations

Through independent agents, Property & Casualty writes personal, commercial and surety lines of insurance. Included in the lines of insurance written are automobile, homeowners, fire, commercial multi-peril, workers’ compensation, miscellaneous casualty, surety and fidelity.

Approximately 17% of Property & Casualty premiums are written in the state of California, and approximately 35% of premiums are written in the three West Coast states of California, Washington and Oregon. SAFECO purchased American States Financial Corporation (American States) in October 1997. This purchase broadened the product mix available to the combined companies and geographically diversified SAFECO’s revenue and risk exposure. The purchase also increased Property & Casualty’s risk exposure to the types of commercial business written by American States as well as to weather-related losses in the midwest.

Personal Insurance, Business Insurance, Commercial Insurance and Surety comprised approximately 61%, 22%, 14% and 3%, respectively, of the 2001 gross written premiums of $4.6 billion. Gross written premiums decreased $138.9 (2.9%) in 2001 due to re-underwriting efforts which included non-renewing underpriced risks and reducing underperforming and unprofitable lines. In addition, relationships with approximately 1,000 underperforming agents were terminated in 2001. These actions resulted in an overall net decrease in premiums, more than offsetting the impact of premium rate increases.

Property & Casualty Operating Statistics

The following three tables for Property & Casualty reflect: (1) income (loss) before realized gains and income taxes, (2) operating ratios, and (3) underwriting profit (loss).

	Income (Loss) Before Realized Gains
	and Income Taxes

YEAR ENDED DECEMBER 31	2001	2000	1999

Net Earned Premiums	$4,472.8	$4,563.4	$4,382.9

Underwriting Loss *+	$(837.5)	$(521.9)	$(366.7)
Net Investment Income	457.7	460.5	462.3
Goodwill Amortization	(11.0)	(44.0)	(43.8)
Goodwill Write-down	(1,165.2)	—	—
Restructuring Charges	(44.3)	—	—

Income (Loss) Before Realized Gains and Income Taxes	$(1,600.3)	$(105.4)	$51.8

*	Underwriting profit or loss is a standard industry measurement used by management to analyze core Property & Casualty operations. This measurement represents the net amount of earned premiums less underwriting losses and expenses; it does not include realized investment gains and losses, goodwill amortization, goodwill write-down, restructuring charges, net investment income and taxes. This measurement does not replace net income as a measure of profitability, but is presented to supplement the other financial measurements provided.

+	Includes Loss Reserve Strengthening of $240.0 in 2001 (see discussion in the next section for more information). Excluding this adjustment the underwriting loss was $(597.5).

	GAAP Operating Ratios*

YEAR ENDED DECEMBER 31	2001+	2000	1999

Loss Ratio	74.5%	70.4%	66.4%
Loss Adjustment Expense Ratio	14.1	12.2	12.0
Expense Ratio	30.1	28.8	30.0

Combined Ratio	118.7%	111.4%	108.4%

*	Operating ratios represent major components of expense expressed as a percentage of earned premiums and are commonly used measures of Property & Casualty’s profitability. Ratios exclude goodwill amortization, goodwill write-down and restructuring charges.

+	Includes Loss Reserve Strengthening of $240.0 in 2001. Excluding this adjustment the Combined Ratio was 113.4%; the Loss Ratio was 70.7% and the Loss Adjustment Expense Ratio was 12.6%.

	Underwriting Profit (Loss)*

	2001		2000		1999

YEAR ENDED DECEMBER 31	Amount	Combined Ratio	Amount	Combined Ratio	Amount	Combined Ratio

PERSONAL LINES
Personal Auto	$(80.5)	104.6%	$(123.0)	107.1%	$(63.3)	103.7%
Homeowners	(205.6)	127.8	(116.7)	116.0	(48.2)	106.8
Specialty	3.9	98.0	18.2	90.3	20.6	88.4
COMMERCIAL LINES
Business Insurance	(163.2)	115.8	(155.3)	113.3	(183.4)	118.0
Commercial Insurance	(276.2)	144.0	(155.7)	122.8	(107.6)	115.7
Surety	2.4	97.5	11.7	81.0	15.2	74.4
Other	(118.3)	—	(1.1)	—	—	—

Total	$(837.5)	118.7%	$(521.9)	111.4%	$(366.7)	108.4%

*	Catastrophe losses for all lines, net of reinsurance, totaled $268.0, $136.0 and $103.0 in 2001, 2000 and 1999, respectively. Catastrophes are defined as events resulting in losses greater than $0.5, involving multiple claims and policyholders.

Property & Casualty had steadily deteriorating results from the underwriting of insurance from 1999 to 2001. In each of these three years the loss ratio increased (1999 — 66.4%, 2000 — 70.4% and 2001 — 74.5%) which in turn caused the combined ratio for each year to increase (1999 — 108.4%, 2000 — 111.4% and 2001 — 118.7%). Excluding the $240.0 loss reserve strengthening described further in the Loss Reserve Strengthening section below, the loss ratio in 2001 was 70.7% and the combined ratio was 113.4%. Details on the results by line of insurance as well as actions being taken to improve these underwriting results are described below. Operating results started showing signs of a positive turnaround in the fourth quarter of 2001 which produced a combined ratio of 111.3% compared with 113.4% for all of 2001 (excluding the loss reserve strengthening).

Information on the investment income generated by Property & Casualty is provided in the Investment Summary section of this MD&A.

Loss Reserve Strengthening

During the third quarter 2001, SAFECO completed a review of Property & Casualty’s loss reserve adequacy. As a result of this review, which included an independent actuarial study, Property & Casualty increased reserves by $240.0, pretax. The $240.0 reserve addition related to Property & Casualty segments as follows: $65.0 for Business Insurance, $90.0 for Commercial Insurance, and $85.0 in the Other lines of business. The Other lines include the discontinued reinsurance operation SAFECO acquired when it purchased American States in 1997. The $240.0 reserve addition relates to recent developments in prior year claims as follows:

$80.0 for workers’ compensation, $90.0 for construction defect and $70.0 for other coverages including asbestos and environmental.

In the case of workers’ compensation, the $80.0 is due to unexpected development of prior year claims and continued increases in medical costs. This includes the impact of administrative rulings that have recently been more favorable to plaintiffs’ claims for compensation, particularly in the states of California and Florida.

The estimation of liabilities related to construction defect and asbestos and environmental claims is subject to greater subjectivity than for other claims. SAFECO’s reserve review noted the continued emergence of adverse loss experience for construction defect and asbestos and environmental claims due to newly emerging trends in the disposition of such cases. As a result of the review, management concluded that ultimate losses for these lines will be higher in the range of possible outcomes than previously estimated.

The $90.0 increase in construction defect reserves is due to continued adverse development on prior year claims and the expansion of the number of claims in states outside California. Recent state courts’ rulings have expanded the number of potential claims beyond those contemplated by SAFECO’s original estimate.

The $70.0 increase in reserves for Other lines, including asbestos and environmental claims, relates to the anticipated increase in asbestos claims relating primarily to the discontinued reinsurance operations acquired in the American States purchase. Consistent with recent insurance industry experience, trends observed include an expansion of defendants to include smaller and more peripheral firms such as installers in addition to asbestos manufacturers and producers.

The review of loss reserve adequacy concluded that personal lines reserves were adequate.

To mitigate the capital impact of the reserve strengthening, the Corporation contributed $250.0 of capital to Property & Casualty on September 28, 2001. The source of the capital contribution was the proceeds from the sale of SAFECO Credit. See additional information in the Discontinued Operations — SAFECO Credit section of this MD&A.

Additional information about loss reserves can be found in the Property & Casualty — Loss Reserves section of this MD&A.

Personal Insurance — Auto

Rate increases, agency cancellations and tighter underwriting have helped to reduce the combined ratio from 107.1 in 2000 to 104.6 in 2001. The losses from underwriting of $80.5 in 2001, $123.0 in 2000 and $63.3 in 1999 were primarily the result of rate decreases in 1999 and 1998 which were taken to retain American States business and to respond to competition. Average auto rates increased 9% and 6% in 2001 and 2000, respectively, and decreased 2% in 1999. SAFECO plans to increase personal auto rates on average 7% (including inflation adjustments) in 2002. Actions taken in 2001 to re-underwrite all personal lines business and these rate increases are contributing to the improvements in personal auto results. These actions have resulted in the decline in the number of personal auto policies inforce by 4% offset by an increase in written premiums by 4% in 2001. SAFECO expects further rate increases to depress the growth in the number of policies and to contribute to improved underwriting results.

In 2000 Property & Casualty expanded the use of “insurance-scoring” (utilizing multiple variants to classify risk) which is in use by several competitors. As expected the use of insurance-scoring along with tighter underwriting standards has resulted in a better match of rate and risk. In August 2001 SAFECO began to launch a new automated underwriting initiative with point of sale technology that allows its agent partners to more efficiently quote and sell policies. This technology also includes the updated version of the automated multi-variant underwriting model. This automated approach is expected eventually to handle the majority of new business. The automation initiative, rate increases and tighter underwriting actions are expected to help improve the overall quality of this line of business going forward. The use of insurance-scoring is the subject of both legislative and regulatory review in several states where Property & Casualty has a concentration of business, including Washington state. Property & Casualty will comply with any limitation imposed by regulation or legislation on the use of insurance-scoring, including modification of its underwriting model as may be necessary.

The decrease in policies in force in 2001 was most significant for preferred driver auto insurance policies. This decrease was offset in part by a substantial increase in non-standard auto insurance policies. Growth in the preferred auto line is key to long-term profitability in auto and retention of inforce business remains a critical issue for this line. The focus going forward is to seek a return to growth in policies in force aided by a new product with additional pricing tiers coupled with the automated underwriting initiative. SAFECO recently announced changes in agent compensation which provide greater incentives to agents for writing new auto business. In addition the personal auto, homeowners and specialty lines are now managed on an individual product line basis by state instead of the former regional management basis. This change will provide a closer focus on profitability on an individual product line basis.

Personal Insurance — Homeowners

The homeowners line operated at a combined ratio of 127.8, 116.0 and 106.8 and the underwriting losses by year were $205.6, $116.7 and $48.2 in 2001, 2000 and 1999, respectively. The acquisition of American States in 1997 increased SAFECO’s exposure to large, single weather-related events due to geographic concentration of homeowners risk particularly in the midwest. Losses due to large, single events (nearly all weather-related) were $145.0, $86.0 and $52.0 for 2001, 2000 and 1999, respectively. In 2001 the increase includes $60.0 for a single catastrophic storm in St. Louis. Non-weather losses, particularly from fire and water damage, increased by $26.5 in 2001 over similar losses in 2000. Non-weather losses in 2000 increased $44.4 over similar losses in 1999.

Property & Casualty is executing an aggressive profit restoration plan for homeowners. Elements of the plan include pricing the product to generate an appropriate return based on risk characteristics, adding new pricing tiers, restricting policy terms, insurance to value efforts (involves updating policyholders coverage levels) and a willingness to exit geographic markets that do not respond to pricing actions. This action plan is expected to take up to two years to restore acceptable underwriting results. Average homeowners rates (including inflation adjustments) increased approximately 12%, 6% and 1% in 2001, 2000 and 1999, respectively. These actions have resulted in a reduction in new business production of 41% in 2001, and total homeowners policies inforce decreased 8% in 2001 and were flat in 2000, compared with an increase of 4% in 1999. Under the new agent compensation plan, commissions for new monoline homeowners business have been reduced. In addition, a moratorium on writing homeowners business in Texas was established in September 2001 in response to concern about the rising number of mold claims.

Personal Insurance — Specialty

Specialty lines (including earthquake, dwelling fire, inland marine and boats) produced underwriting profits of $3.9, $18.2 and $20.6 in 2001, 2000 and 1999, respectively. The Seattle earthquake that occurred in February impacted results in 2001.

Business Insurance

Business Insurance focuses on small-to-medium-sized businesses. It produced underwriting losses of $163.2, $155.3 and $183.4 and operated at combined ratios of 115.8, 113.3 and 118.0 in 2001, 2000 and 1999, respectively. Written premiums decreased 14% in 2001 and increased 2% in 2000. The 2001 underwriting loss includes a $65.0 reserve charge described earlier relating to unfavorable prior year development on construction defect and workers’ compensation claims. In addition, following the acquisition of American States in 1997, Property & Casualty sought both to underwrite and to price this business to ensure retention of inforce business, resulting in higher underwriting losses. In recent years, the overall competitive marketplace (particularly in workers’ compensation) led to further price reductions. Property & Casualty took aggressive action in 2001 and 2000 to reverse the underwriting losses in this line by re-underwriting existing business, strengthening underwriting criteria and discipline, terminating relationships with agents who produced poor quality business, and obtaining rate increases, particularly in workers’ compensation and commercial auto. Workers’ compensation remains an unprofitable line as medical loss costs are expected to continue to rise. As a result new business production has been substantially curtailed. Workers’ compensation net written premiums were down 32% in 2001 from 2000 despite rate increases of approximately 14%.

Re-underwriting this book of business and agency cancellations resulted in the reduction of $90.0 of unprofitable business in 2001. In 2002 the focus is to improve profitability by achieving rate adequacy with a goal of increasing rates on average 20% on the small-to-medium-sized businesses, and 30% on the medium-to-larger-sized businesses. In 2002 the focus on the agents will be to secure profitable growth. A redesigned business model with three new capabilities will be introduced to support business growth in 2002. These new capabilities include an automated underwriting platform, a commercial service center and a new business agency interface system. In combination, these capabilities will support policy growth by delivering more accurate pricing, reduced transaction time, ease of doing business with SAFECO and expanded services for business customers. Top line premium growth is not expected until 2003.

Delivery and implementation of the redesigned business model will require a substantial effort in 2002. This represents a significant departure from the traditional individual risk underwriting approach. The success of this implementation will be critical to improved underwriting results in business insurance over the next few years.

In May 2001 Property & Casualty announced its decision to consolidate its commercial lines operations and reduce the number of regional offices. The consolidated operations are now known as SAFECO Business Insurance (SBI) and focus on small-to-medium business product lines. SBI includes a special facility to underwrite large commercial accounts produced by agents and brokers who support Property & Casualty’s core personal and small-to-medium business product lines. For reporting purposes these two segments have been shown separately through 2001 but will be combined into one segment beginning with the first quarter 2002.

Commercial Insurance

As discussed above Property & Casualty has now completed the process of consolidating its commercial lines operations and will focus on small-to-medium business product lines going forward. Starting in May 2001, Property & Casualty discontinued its pursuit of large single account business as it was significantly unprofitable. Accounts above one hundred thousand dollars in premiums are now underwritten by a special facility within SBI.

Commercial Insurance focused on medium- to large-sized businesses. It produced underwriting losses of $276.2, $155.7 and $107.6 and operated at combined ratios of 144.0, 122.8 and 115.7 in 2001, 2000 and 1999, respectively. Included in the underwriting loss is the $90.0 reserve charge described earlier relating to construction defect, workers’ compensation and asbestos and environmental claims. The continued weakness in the underwriting results is due to several reasons, including the competitive underwriting environment, inadequate rates, adverse loss experience (particularly with workers’ compensation in California, Texas and Florida), reserve increases in recognition of unfavorable trends in loss costs and higher frequency of large losses. Property & Casualty has increased commercial prices by 21% and 17% in 2001 and 2000, respectively. Commercial insurance gross written premiums declined 12.3% to $617.2 in 2001 from $703.8 in 2000.

During 2001, SAFECO decided to exit approximately half of its $270.0 Select Markets business because these specialty commercial insurance products did not fit with SAFECO’s core business focus. Once the contracts for the discontinued lines expire, they will not be renewed. The runoff period may take up to three years. In September 2001, SAFECO acquired a book of lender-placed property business from ACE, with annual premiums of approximately $80.0, more than doubling SAFECO’s lender-placed property book of business.

Surety

The surety line produced pretax underwriting profits of $2.4, $11.7 and $15.2 in 2001, 2000 and 1999, respectively. Fourth quarter 2001 results were adversely affected by an $18.0 loss, after reinsurance, from the bankruptcy of Enron, a large energy company. Surety issued advance pay and payment guaranty bonds for Enron totaling $193.5. The estimated gross loss related to these bonds is $59.5. Excluding the loss related to Enron, Surety profits in 2001 were $20.4. Due to the complex nature of the Enron bankruptcy, additional losses may occur as further information develops. Additional losses, if any, cannot be estimated at this time and any such losses would impact current operating results.

As a result of extraordinary loss experience in the industry in all major lines of surety in 2001, prices of surety bonds have increased and industry capacity has been reduced. Continued availability of adequate reinsurance is integral to SAFECO’s ability to profitably grow the surety line in the future.

Other

Other insurance product lines produced underwriting losses of $118.3 and $1.1 in 2001 and 2000, respectively, and broke even in 1999. These lines include assumed reinsurance and other business in run-off. Included in the underwriting loss is the $85.0 reserve charge described earlier relating to construction defect and asbestos and environmental issues and $30.0 of reserves from the September 11, 2001 attacks on the World Trade Center, net of reinsurance. The $30.0 loss was incurred by SAFECO’s London subsidiary, R.F. Bailey Underwriting Agencies, Ltd. (R.F. Bailey) (see below for discussion of total losses from terrorism). SAFECO completed a review of R.F. Bailey in 2001 and its options in the Lloyd’s of London underwriting market. As a result of the review in the fourth quarter of 2001, SAFECO wrote off $13.1 of goodwill associated with the 1999 acquisition of R.F. Bailey.

Impact of Terrorism

As a result of the September 11, 2001 terrorist attacks, SAFECO estimated its losses net of reinsurance at $52.0, of which $21.0 is attributable to SBI accounts, $30.0 to reinsurance written through R.F. Bailey and $1.0 to Life & Investments. Effective January 1, 2002, SAFECO’s reinsurers stopped providing terrorism coverage in SAFECO’s commercial property and casualty reinsurance treaties. The impact is immediate with respect to new business and affects renewal business as the policies come up for renewal throughout the year. Consequently, except with respect to certain property risks with policy limits in excess of $10.0 for which there may be limited reinsurance for terrorism, SAFECO does not have reinsurance coverage for terrorism losses on its commercial property and casualty policies. Terrorism was similarly excluded from the workers’ compensation reinsurance treaties but is not excluded on the surety treaties. The existing reinsurance treaty for homeowners does not have a terrorism exclusion although SAFECO has received notice that its personal lines treaties may be modified. SAFECO’s catastrophe treaty also excludes terrorism except for personal lines losses other than from biological, chemical or nuclear contamination.

For its direct writings in 2002, SAFECO has adopted the commercial property and casualty terrorism exclusion developed and filed for approval by the Insurance Services Office (ISO). This exclusion is absolute with respect to losses from terrorism arising from biological, chemical or nuclear hazards. With respect to non-biological, non-chemical and non-nuclear losses from terrorism, the exclusions only apply if the total losses from a terrorist event exceed $25.0. In addition, for casualty policies, the exclusion will apply if the terrorist event involves the deaths or serious injury to 50 or more persons. The property exclusion does not apply to losses arising from fire following a terrorist event in the 29 states that follow the standard fire policy form.

The ISO terrorism exclusion for commercial property and casualty policies has been approved or conditionally approved in over 45 states. The conditional approval specifies either or both that the insurer demonstrate that reinsurance for terrorism is not available to it or that the exclusion may not be used if a federal law is in effect that addresses the treatment of losses arising from acts of terrorism. Two states, New York and California, have refused to approve the ISO exclusion. Although SAFECO writes a significant amount of commercial business in California, this state represents less than 20% of SAFECO’s commercial book of business and the book is primarily comprised of workers’ compensation risks. To date, ISO terrorism exclusions have not been approved for use on personal lines policies.

As a consequence of the action of SAFECO’s reinsurers described above and the current unavailability of the ISO exclusion for SAFECO’s commercial property and casualty policies in some states, SAFECO will continue to be exposed to commercial losses that arise from terrorism and to be without reinsurance for such losses. It will also have no reinsurance for terrorism related losses in its workers’ compensation line.

With regard to commercial lines policies, SAFECO’s focus is on the small-to-medium account business. Few of its customers are viewed as potential terrorism targets. In states where exclusions for terrorism are approved, they are being added to policies for certain classes of business, in geographic areas where the potential for attack may be greater and where SAFECO insures a high concentration of values. For workers’ compensation the number of employees covered is monitored and coverage is declined in cases where the exposure is severe. SAFECO’s exposure to personal lines losses currently is relatively modest due to small individual exposure and wide spread of risk. Therefore, SAFECO believes its terrorism exposure is relatively modest across all product lines.

Property & Casualty — Loss Reserves

Reserves for loss and loss adjustment expenses (LAE) for Property & Casualty were $5,053.7 at December 31, 2001 compared with $4,612.7 at December 31, 2000. The increase in reserves at December 31, 2001 compared with December 31, 2000 reflected both increased loss severities and adverse prior year development in certain lines of business. The December 31, 2001 reserves included $240.0 of loss and LAE reserve strengthening (see Loss Reserve Strengthening section under the Property & Casualty — Operations section of this MD&A). The liability is presented net of amounts recoverable from salvage and subrogation (see Summary of Significant Accounting Policies in Note 1 of the Notes to Consolidated Financial Statements) and gross of amounts recoverable from reinsurance (see Note 5 in the Notes to Consolidated Financial Statements). The total amount of reinsurance recoverables was $415.9 at December 31, 2001 and $343.6 at December 31, 2000.

Reserves for losses that have been reported to Property & Casualty and certain legal expenses are established on the “case basis” method. Claims incurred but not reported (IBNR) and other LAE are estimated using actuarial procedures. Salvage and subrogation recoveries are accrued using the “case basis” method for large claims and statistical procedures for smaller claims.

SAFECO’s objective is to set reserves that are adequate; that is, the amounts originally recorded as reserves should equal the amounts ultimately required to settle losses. SAFECO’s reserves reflect its aggregate best estimate of the total ultimate cost of claims that have been incurred but have not yet been paid. SAFECO believes its reserves are adequate as of December 31, 2001. The estimates are based on past claims experience and consider current claim trends as well as social, legal and economic conditions, including inflation. The reserves are not discounted.

The process of estimating claim reserves is complex and imprecise due to a number of variables. These variables are affected by both internal and external events such as changes in claims handling procedures, trends in loss costs, inflation, judicial trends and legislative changes. Many of these items are difficult to quantify, particularly on a prospective basis. Additionally, there may be significant lags between the occurrence of the insured event and the time it is actually reported to the insurer. SAFECO continually refines reserve estimates in a regular ongoing process as experience develops and further claims are reported and settled. SAFECO records adjustments to reserves in the results of operations in the periods in which the estimates are changed. In establishing reserves, SAFECO takes into account estimated recoveries for reinsurance, salvage and subrogation.

Property & Casualty operations in 2001 were charged $345.1 from increases in estimated loss and LAE for claims occurring in prior years. These increases included $142.6 in workers’ compensation, $132.8 in general liability, as well as $21.6 in homeowners, $23.1 in commercial auto and $25.0 in all other lines. This adverse development includes the $240.0 of loss reserve strengthening discussed earlier. Operations were charged $148.3 in 2000 from increases in estimated loss and LAE for claims occurring in prior years. These increases were due to adverse development within commercial operations in workers’ compensation ($50.9), general liability ($44.4) primarily related to construction defect, commercial auto ($23.5), and in other ($29.5) lines of business as the costs of settling claims increased. Property & Casualty operations were charged $78.8 in 1999 due to increased losses including construction defect, asbestos and environmental, and workers’ compensation.

Environmental and Asbestos Claims

Property & Casualty reserves for loss and LAE for liability coverages related to environmental, asbestos and other toxic claims totaled $340.7 at December 31, 2001, compared with $315.5 at December 31, 2000. These amounts are before the effect of reinsurance, which totaled $19.7 and $28.8 at December 31, 2001 and 2000, respectively. These reserves are approximately 7% of total property and casualty reserves for loss and LAE at both December 31, 2001 and 2000. The reserves included estimates for both reported and IBNR claims and related legal expenses.

The vast majority of Property & Casualty’s environmental, asbestos and other toxic claims resulted from the commercial general liability line of business and the discontinued assumed reinsurance operations of American States. Approximately 4,800 of these claims, computed on an occurrence basis, were pending at December 31, 2001. The average settlement cost of each environmental, asbestos and other toxic claims for 2001 was fifteen thousand dollars including legal expenses.

The following table presents the loss and LAE reserve activity for liability coverages related to environmental, asbestos and other toxic claims, before reinsurance:

DECEMBER 31	2001	2000	1999

Reserves at Beginning of Year	$315.5	$332.3	$329.8
Incurred Losses and LAE	51.7	9.6	24.8
Losses and LAE Payments	(26.5)	(26.4)	(22.3)

Reserves at End of Year	$340.7	$315.5	$332.3

IBNR reserves comprise 69% of total environmental and asbestos reserves at December 31, 2001. The incurred losses and LAE amount of $51.7 in the table above includes $50.0 of loss reserve strengthening. Continued emergence of these claims has resulted in higher ultimate expected losses than previously estimated. While Property & Casualty has generally avoided writing coverages for larger companies with substantial exposure in these areas, recent industry experience with asbestos claims has shown an expansion of defendants to include smaller and more peripheral firms. The exposure of the assumed reinsurance operations also follows the general industry trend. This has resulted in higher estimates of ultimate losses. Developing industry trends will continue to be monitored and used in conjunction with other quantitative loss reserving techniques to evaluate reserves on an ongoing basis.

The significant uncertainties involved in the reserving for these claims include future court resolution, judicial interpretations, regulatory actions, industry experience as well as company experience. Changes in these factors could result in future claims significantly different from those currently predicted. The impact upon reserves of changes in these factors would be reflected in future operating results.

Construction Defect Claims

The total Property & Casualty reserves for construction defect claims were $382.9 at December 31, 2001 and $322.6 at December 31, 2000, representing approximately 8% of total Property and Casualty reserves for loss and LAE at both December 31, 2001 and 2000.

Construction defect claims are a subset of claims that arise from coverage provided by general property damage liability insurance. Construction defect claims arise from the alleged defective work performed in the construction of large habitation structures, such as apartments, condominiums and large developments of single-family dwellings or other housing. In addition to damages arising directly from the alleged defective work, construction defect claims often also allege that the economic value of the structure has been diminished. The vast majority of Property & Casualty’s construction defect claims arise from past contractor business written in the state of California. Commercial Insurance, which does not include SBI, has avoided writing the construction class of business in California since 1989 and has limited exposure to these types of claims. However, American States, prior to its acquisition by SAFECO, was a major writer of California contractor business until 1994 when it implemented significant restrictions in this line. Continued loss development in California as well as emerging claims in other states resulted in additions to reserves of $90.0 as part of the loss reserve strengthening in September 2001.

The following table presents the loss and LAE reserve activity for liability coverages related to construction defect claims, before reinsurance:

DECEMBER 31	2001	2000	1999

Reserves at Beginning of Year	$322.6	$306.1	$328.6
Incurred Losses and LAE	119.2	71.5	28.1
Losses and LAE Payments	(58.9)	(55.0)	(50.6)

Reserves at End of Year	$382.9	$322.6	$306.1

The significant uncertainties involved in the reserving for these claims include future court resolution, judicial interpretations, regulatory actions, and industry experience as well as company experience. Changes in these factors could result in future claims significantly different from those currently predicted. The impact upon reserves of changes in these factors would be reflected in future operating results.

Reinsurance

Property & Casualty uses treaty and facultative reinsurance to help manage exposures to loss. Property & Casualty’s reinsurance coverages relate to surety business and personal and commercial property coverages. As noted above, the liability for unpaid losses and LAE is reported gross of reinsurance recoverables of $415.9 at December 31, 2001 and $343.6 at December 31, 2000. This increase is due primarily to reinsurance recoverables related to the surety Enron loss (see Surety section of the MD&A for additional information) and losses resulting from the World Trade Center attacks. Because the amount of the reinsurance recoverables can vary depending on the size of an individual loss or, in some cases, the aggregate amount of all losses in a particular line of business, the exact amount of the reinsurance recoverables is not known until all losses are settled. Therefore, Property & Casualty must estimate the amount of reinsurance recoverables it anticipates receiving. To estimate this amount, Property & Casualty uses the terms of the reinsurance contracts and historical reinsurance recovery information and applies that information to the gross loss reserve estimate.

The availability and cost of reinsurance are subject to prevailing market conditions, both in terms of price and available capacity. Due to the recent tightening in the reinsurance marketplace, it is likely that the cost of reinsurance will increase in 2002. Although the reinsurer is liable to SAFECO to the extent of the reinsurance ceded, SAFECO remains primarily liable to the policyholder as the direct insurer on all risks insured. In addition, the magnitude of losses in the reinsurance industry resulting from the September 11, 2001 terrorist attacks is expected to impact the financial strength of reinsurers which may result in collectibility or recoverability issues. However, to SAFECO’s knowledge, none of its reinsurers is experiencing financial difficulties. SAFECO’s business is not substantially dependent upon any single reinsurance account.

See discussion on Impact of Terrorism and its impact on reinsurance.

Approximately 42% of the total reinsurance recoverables balance at December 31, 2001 was with the following four reinsurers: American Re-Insurance, Employers Reinsurance Corporation, Swiss Reinsurance America Corporation and General Reinsurance Corporation all of whom are rated A++ by A.M. Best. The reinsurance recoverables balance categorized by reinsurer rating (by A.M. Best Company on a scale ranging from A++ to F) at December 31, 2001 is presented below:

Percent at
RATING	December 31, 2001

A++	43.7%
A+	8.7
A	4.3
A-	0.5
B	0.2
Lloyds of London	3.7
Non-Rated	6.6

Total Domestic Reinsurers	67.7

State Reinsurance Pools	23.7
Other Reinsurance Pools	2.1
Foreign Reinsurers	6.5

Total Reinsurance Pools and Foreign Reinsurers	32.3

Total	100.0%

Property & Casualty’s nationwide catastrophe property reinsurance program for 2002, covering 90% of $400.0 of single-event losses in excess of $100.0 retention, is unchanged from 2001. In a large catastrophe, Property & Casualty retains the first $100.0 of losses, 10% of the next $400.0 and all losses in excess of $500.0. In 2001, in addition to this nationwide coverage, for all states other than California, SAFECO had a supplemental earthquake-only reinsurance contract that covered 90% of $250.0 of single-event earthquake losses in excess of $500.0. Given Property & Casualty’s successful efforts to reduce West Coast earthquake exposure, it was no longer considered necessary to continue this excess contract in 2002. Catastrophe property reinsurance contracts for 2002 include provisions for one reinstatement for a second catastrophe event in 2002 at current rates.

Property & Casualty does not enter into retrospective reinsurance contracts and does not participate in any unusual or nonrecurring reinsurance transactions such as “swaps” of reserves or loss portfolio transfers. Property & Casualty does not use funding covers and does not participate in any surplus relief transactions. Additional information on reinsurance can be found in Note 5 of the Notes to Consolidated Financial Statements.

Life & Investments

Life & Investments offers individual and group insurance products, retirement services, annuity products, mutual funds and investment advisory services. The most significant product lines in terms of premium and deposit volume include single premium immediate and deferred annuities, business owned life insurance, variable annuities, tax-sheltered annuities, corporate retirement plans, excess loss group medical insurance and individual life insurance.

Earnings before investment losses and income taxes (pretax income) for all lines combined were $148.6 ($197.5 before goodwill write-down), $168.5 and $195.1 in 2001, 2000 and 1999, respectively. The main reason for the increase in income in 2001 (before goodwill write-down) versus 2000 was due to improved results in Income Annuities and Group.

SAFECO’s ratings downgrades in early 2001 have impacted Life & Investments’ ability to sell some of its products. The impact of the ratings downgrades and other information about the lines of business are explained further below.

The following table summarizes the pretax income (loss) for Life & Investments major product lines:

	Pretax Income (Loss)

YEAR ENDED DECEMBER 31	2001	2000	1999

Retirement Services	$15.6	$30.0	$52.6
Income Annuities	47.8	26.4	42.2
Group	26.6	4.3	(19.4)
Individual	22.8	24.6	30.1
Asset Management *	8.0	13.0	13.6
Other *	76.7	70.2	76.0
Goodwill Write-down	(48.9)	—	—

Pretax Income	$148.6	$168.5	$195.1

*	Effective December 31, 2001, SAFECO’s asset management companies and Talbot Financial Corporation are reported as part of the Life & Investments operating results. Prior period information has been reclassified to reflect this change.

Retirement Services

SAFECO’s retirement services operations produced pretax income of $15.6, $30.0 and $52.6 in 2001, 2000 and 1999, respectively. Retirement services products are primarily tax-sheltered annuities (marketed primarily to teachers and not-for-profit organizations), fixed and variable deferred annuities (both qualified and non-qualified), guaranteed investment contracts (GIC) and corporate retirement funds. This line has protection against early withdrawals of most of these products in the form of surrender charges during the initial years of each policy or the option to defer payouts over five years. Pretax income declined by $14.4 in 2001 due to the decline in assets under management during the first two quarters of 2001, a reduction in variable product fee revenue due to unfavorable market conditions and an increase in operating costs. Pretax income declined $22.6 in 2000 compared to 1999 mainly due to losses from the Equity Index Annuity (EIA) product and a decline in assets under management.

Losses on the EIA product were $14.4, $15.3 and $2.9 in 2001, 2000 and 1999, respectively. In 2001 and 2000, offers were extended to EIA policyholders to surrender their policies and receive their account values with no surrender charge. This resulted in a charge to income totaling $5.8 and $12.0 in 2001 and 2000, respectively. At December 31, 2001, $161.0 remained on deposit for the EIA product compared to $305.0 and $596.0 at December 31, 2000 and 1999, respectively. Life & Investments stopped marketing this product in 1999.

Assets under management increased to $6.2 billion at December 31, 2001 from $6.1 billion at December 31, 2000 and decreased from $7.1 billion at December 31, 1999. Assets under management declined during the first two quarters of 2001 to $5.8 billion at June 30, 2001 due to unfavorable market conditions and increased during the last two quarters of 2001 to $6.2 billion at December 31, 2001. The decline in assets during 2000 was the result of withdrawals of GIC and other fixed accounts which also reduced fee income.

New deposits from fixed return products were $788.0, $205.0 and $354.0 in 2001, 2000 and 1999, respectively. In 2001, $693.0 of the new deposits were from the new SAFECO Select deferred annuity product sold during the second half of 2001. New deposits from variable return products were $299.0, $248.0 and $265.0 in 2001, 2000 and 1999, respectively.

Income Annuities

Life & Investments’ income annuities operations produced pretax income of $47.8, $26.4 and $42.2 in 2001, 2000 and 1999, respectively. Income annuities’ main product is the single-premium immediate annuity (SPIA) which is sold to fund third-party personal injury settlements. This product is extremely sensitive to financial strength ratings. These contracts are non-surrenderable and are intended to provide a reliable income stream to the injured party. The increase in pretax income in 2001 is due primarily to the release of reserves upon death due to favorable experience and an increase in investment income due to faster paydowns on collateralized mortgage obligation (CMO) investments. Pretax income in 2000 decreased from 1999 due to increased legal expenses to defend the qualified assignment contract terms of SPIA policies and also a decrease in investment income due to slower paydowns on CMO’s.

Total income annuity assets increased to $6.3 billion at December 31, 2001 compared with $6.2 billion at December 31, 2000 and $5.8 billion at December 31, 1999. New SPIA deposits were $99.0, $391.0 and $313.0 in 2001, 2000 and 1999, respectively. Deposits are down significantly in 2001 as a result of the ratings downgrade that is discussed further in the Ratings section of this MD&A.

Group

SAFECO’s group insurance operations produced pretax income of $26.6 and $4.3 in 2001 and 2000, respectively, and a pretax loss of $19.4 in 1999. Group’s main product offering is excess loss insurance sold to employers with self-insured employee medical plans. Also offered are group life, accidental death & dismemberment and disability products. The increase in pretax income of $22.3 and $23.7 in 2001 and 2000, respectively, is due to a decrease in the medical loss ratio to 64% for 2001 from 68% in 2000 and 81% in 1999. Rate increases and underwriting actions have contributed to the decreases in the loss ratio.

Total group premiums increased 6% in 2001 and 61% during 2000 compared with a decrease of 4% in 1999. The increase in group premiums for 2000 is due primarily to the acquisition of excess loss business from ING Medical Risk Solutions at the end of 1999 as well as continued medical rate increases.

Individual

SAFECO’s individual life operations produced pretax income of $22.8, $24.6 and $30.1 in 2001, 2000 and 1999, respectively. Individual products include term, universal and variable universal life and business owned life insurance (BOLI). BOLI is universal life insurance sold to banks and is extremely sensitive to financial strength ratings. Pretax income declined $1.8 in 2001 due to increased claims experience which was partially offset by increased earnings on BOLI, permanent and term life products. New BOLI deposits were $120.0, $710.0 and $705.0 in 2001, 2000 and 1999, respectively. The decline in the BOLI deposits in 2001 is due to the ratings downgrade that is discussed further in the Ratings section of this MD&A.

Asset Management

SAFECO Asset Management Company is the investment advisor for the SAFECO mutual funds, variable annuity portfolios and a number of outside pension and trust accounts. These investment management activities produced pretax income of $8.0, $13.0 and $13.6 in 2001, 2000 and 1999, respectively. Assets under management totaled $5.1 billion, $5.6 billion and $6.7 billion at December 31, 2001, 2000 and 1999, respectively. The decline in assets under management is due primarily to asset outflows of approximately $450.0 and $830.0 in 2001 and 2000 due to unfavorable market conditions and investment performance.

Other

The other line is a major component of Life & Investments’ earnings, contributing pretax income of $76.7, $70.2 and $76.0 in 2001, 2000 and 1999, respectively. It is comprised mainly of investment income resulting from the investment of capital and prior years’ earnings of the operating lines of business and earnings from Talbot Financial Corporation (Talbot), a wholly-owned subsidiary. Talbot is an insurance agency that distributes both property and casualty and life insurance products. Talbot’s pretax income (loss) was $4.6, $(2.1) and $2.8 in 2001, 2000 and 1999, respectively. Excluding Talbot the other line contributed $72.2, $72.4 and $73.2 in 2001, 2000 and 1999, respectively.

Corporate

The Corporate segment includes operating results for the Corporation, SAFECO Financial Products, SAFECO Properties, and intercompany transaction eliminations. The Corporation’s primary expense is interest expense on borrowings totaling $79.0, $89.0 and $72.0 in 2001, 2000 and 1999, respectively. These amounts do not include the expense for the distributions on SAFECO’s Capital Securities which is presented net of tax on the Consolidated Statements of Income (Loss).

The Corporation has made loans to certain officers and other members of management related to stock option exercises and home purchases related to relocations upon initial hiring. At December 31, 2001 these related-party loans totaled less than $10.0. Corresponding interest income on the related party loans is included in the Corporate segment.

The Corporation’s wholly-owned subsidiary, SAFECO Financial Products (SFP) was organized in 2000, to write S&P 500 index options to mitigate the risk associated with the EIA (see Life & Investments section for further discussion on EIA). Due to the success of this activity, SFP also engaged in limited activity for its own account in 2001 by writing S&P 500 index options, selling single credit default swaps and investing in convertible bonds. These activities are not designed as hedging activities. Consequently, both changes in the fair values of these instruments and any realized gain or loss are recognized in current income. Net investment income includes the premium income on the single credit default swaps and the earnings and fair value adjustments for the S&P 500 index options and the convertible bonds. Realized gain or loss includes the fair value adjustments and realized gains or losses from the single credit default swaps. Pretax income before realized loss was $6.7 and $2.3 for 2001 and 2000, respectively. Realized loss was $18.2 in 2001 including a $7.8 loss from an Enron single credit default swap. There were no realized gains or losses in 2000.

At December 31, 2001, SFP had single credit default swaps with notional amounts outstanding totaling $490.0. These single credit default swaps involve selling credit protection for a fee that covers certain credit events on assets owned by the buyer (financial institutions and investment banks) such that if a credit event occurs SFP would make a payment to the buyer.

The table below summarizes the quality of the single credit default swap portfolio:

Percent at
RATING	December 31, 2001

AAA	6%
AA	10
A	51
BBB	33
BB or lower	—

Total	100%

The fair value of the liability due to writing S&P index options was $45.4 at December 31, 2001. In addition SFP had investment grade convertible bonds with market values totaling $38.4 at December 31, 2001.

In 1998, SAFECO decided to divest itself of its real estate operations (SAFECO Properties) and most of the assets were sold in 1999. A few properties remain and most are expected to be sold in 2002. Income from the real estate subsidiary will continue to decline as the remaining assets are sold. At December 31, 2001, investment real estate held by SAFECO Properties totaled $42.9, less than one percent of SAFECO’s consolidated investments. Because the assets and operations are not material to the consolidated financial statements, they have not been reclassified as discontinued operations. In the Consolidated Statements of Income (Loss), revenues for SAFECO Properties are included in Other Revenues and related expenses are included in Other Expenses. For 2001, 2000 and 1999, these revenues totaled $10.4, $20.5 and $39.3 and expenses totaled $9.9, $16.7 and $32.1, respectively. SAFECO Properties’ income before realized gains and income taxes is included in the Corporate segment and totaled $0.5, $3.8 and $7.2, for 2001, 2000 and 1999, respectively.

Discontinued Credit Operations

SAFECO Credit provided loans and equipment financing and leasing to commercial businesses, insurance agents and affiliated companies. In March 2001 SAFECO announced its intention to sell SAFECO Credit. A plan of disposal was formalized establishing the measurement date as March 31, 2001; consequently, SAFECO Credit was accounted for as a discontinued operation, effective March 31, 2001.

On July 24, 2001, the Corporation announced that it had reached a definitive agreement to sell SAFECO Credit to General Electric Capital Corporation (GECC). On August 15, 2001, SAFECO completed the sale (effective July 31, 2001) of SAFECO Credit to GECC for total cash proceeds of $918.9, which included the repayment of loans to SAFECO Credit and settlement of other affiliated transactions between SAFECO Credit and the Corporation totaling $668.9. The sale resulted in net proceeds of $250.0 and a pretax gain of $97.0. The after-tax gain on the sale of $54.0 is reported in the Consolidated Statements of Income (Loss). The sale of SAFECO Credit was completed pursuant to the terms of an Amended and Restated Stock Purchase Agreement, dated as of July 23, 2001 by and among GECC, the Corporation and SAFECO Credit.

SAFECO Credit generated after tax profits for the seven months ended July 31, 2001 of $4.2 and years ended December 31, 2000 and 1999 of $12.7 and $14.5, respectively.

Capital Resources and Liquidity

Sources and Uses of Funds

SAFECO’s operations have liquidity requirements that vary among the segments and their principal product lines. Life insurance, retirement services and annuity product reserves are primarily longer-term liabilities that are typically predictable in nature and are supported by investments that are generally longer-term. Property & Casualty liabilities are both short-term and long-term. These liabilities are less predictable in nature and generally require greater liquidity in the investment portfolio.

The Corporation’s liquidity needs are met by dividends from its subsidiary operations, the sale and maturity of invested assets, bank borrowings and issuances of commercial paper and debt. The subsidiaries’ primary sources of cash from operations are insurance premiums, funds received under deposit contracts, dividends, interest and asset management fees. SAFECO has not engaged in the sale by securitization of any investments or other assets.

Given the number of changes underway, SAFECO’s ability to achieve the goals of improving the profitability of Property & Casualty and maintaining the profitability of its entire operations involves uncertainty. SAFECO’s liquidity needs are currently being met and the successful achievement of its goals will enhance its liquidity position; conversely, further deterioration of profitability may adversely affect its capital resources and liquidity position.

SAFECO uses funds to support operations, service and pay down debt, pay dividends to SAFECO shareholders and grow the investment portfolio. Cash from insurance operations is used primarily to pay claims and claim adjustment expenses. Most insurance premiums are received before or at the time premium revenues are recognized, while related claims are incurred and paid in subsequent months or years. Catastrophe claims, the timing and amount of which are inherently unpredictable, may create increased liquidity requirements.

Total cash provided by operating activities for 2001, 2000 and 1999 was $528.8, $619.2 and $718.1, respectively (see Consolidated Statements of Cash Flows for additional information). Property & Casualty’s operating cash flows were $37.0, $137.0 and $205.3 for 2001, 2000 and 1999, respectively. This decline is due mainly to the poor underwriting results and resultant claims expenses paid as well as a decline in premium volume. Although Property & Casualty began raising premium rates in 2001 there has been an offsetting impact due to reductions in the number of policies in force. In addition, Property & Casualty’s after-tax cash flows from investment income have declined due to the relatively low interest rate environment, dividends paid to the Corporation (which reduce the amount of investable cash) and bond call activity (whereby higher yielding bonds are called and redeemed by issuers). Consolidated dividends and interest received have increased due to the higher invested asset base of Life & Investments. It is anticipated that the insurance subsidiaries will continue to pay dividends to the Corporation in 2002 in order to fund shareholder dividends and to service debt. The weak underwriting results in prior years have resulted in a reduction in the amount of available subsidiary dividends. This has impacted the Corporation’s liquidity and financial flexibility. Given the deterioration of earnings in recent years, in February 2001 the Board of Directors reduced the quarterly dividend by 50% from $0.37 to $0.185 per share.

Short-term investments and cash at December 31, 2001 were significantly higher than at December 31, 2000 due primarily to proceeds received from the sale of SAFECO Credit in August 2001. The cash received was invested in primarily short-term commercial paper and will be re-invested long term as the commercial paper matures during the first half of 2002.

Funds received under deposit contracts relate primarily to annuity, retirement services and individual products of Life & Investments. Of the total $14.6 billion in deposit contracts at December 31, 2001, approximately 43% are structured settlement immediate annuity products. These annuities have an average expected maturity of over 25 years at issuance and cannot be surrendered by policyholders. Equity indexed annuities (EIA), comprising approximately 1% of total deposit contracts, have remaining expected maturities of approximately 4 years and associated surrender charges ranging from 8% in year one to zero after year six. During 2000 and 2001, Life & Investments offered to waive surrender charges on several different occasions in order to induce EIA policyholders to surrender their contracts. These offers were successful and resulted in a reduction of the EIA policy account balance of $144.0 and $291.0 in 2001 and 2000, respectively. Since the EIA book of business had been generating ongoing losses, reducing the size of the book will reduce the amount of future losses. These surrenders accounted for the majority of the increase in the return of funds held under deposit contracts in 2000 compared with 1999 (see Consolidated Statements of Cash Flows for more information). Other annuity and retirement services products comprise approximately 31% of total deposit contracts. These products generally have expected maturities of 5 to 20 years at issuance and associated surrender charges ranging from 10% to 5% in year one reduced to zero within 5 to 10 years. Life & Investments retains the option to defer payouts over 5 years on approximately 20% of these contracts. Universal life products comprise approximately 22% of total deposit contracts. Of the total universal life product deposit contracts, 80% are business owned life insurance (BOLI) policies which have expected maturities of 20 to 25 years at issuance with surrender charges varying according to policy type. As a result of the downgrade in SAFECO’s ratings, Life & Investments new BOLI deposits declined to $120.0 in 2001 compared to $710.0 and $705.0 in 2000 and 1999, respectively. The guaranteed investment contracts within the retirement services area comprise the remaining 3% of total deposit contracts.

The high level of proceeds from the maturity of fixed maturities in all three years was due primarily to the high number of calls of fixed maturities and prepayments of mortgage-backed securities. These calls and prepayments were primarily due to the lower interest rate environment during the past three years and issuer-driven actions. The high level of purchase and sale activity related to fixed maturities available-for-sale in 2000 and 1999 was due in part to shifting a portion of Property & Casualty’s bond holdings from tax-exempt to taxable bonds. The reason for this shift was to maximize the portfolio’s after-tax return in view of the higher level of underwriting losses in 2000 and 1999 and the resulting alternative minimum tax. The high level of proceeds from equity securities in 2000 is mainly due to approximately $300.0 of planned equity securities sales out of Property & Casualty’s investment portfolio in the third quarter. The proceeds from these equity securities sales were reinvested in taxable fixed-income securities. These sales resulted in increased realized gains from equity securities in 2000 compared with 1999. Additional information on realized gains can be found in Note 2 of the Notes to Consolidated Financial Statements.

In order to reduce refinancing risk, on March 16, 2000, the Corporation issued $300.0 of medium-term notes at 7.875% which mature on March 15, 2003. In conjunction with this debt issue, the Corporation entered into interest rate swap agreements. The swaps are for notional amounts totaling $300.0 and replace the fixed rates of the medium-term notes with variable rates at 65.03 basis points over the 90-day LIBOR rate. The swaps mature in March 2003. The $300.0 of medium-term notes issued is part of a shelf offering of $800.0 made earlier in 2000. The Corporation has available $500.0 under the existing shelf registration.

The Corporation has a five-year bank credit facility available for $800.0 that was originated in 1997 and extends to September 2002. This facility is available for general corporate purposes and as a back up to the Corporation’s commercial paper program. The Corporation plans to renew the bank credit facility when it expires in September 2002. Based on the current financial position and expectations, SAFECO believes it will be able to renew this facility. In 2002, the Corporation plans to roll over its $299.0 of commercial paper borrowings outstanding at December 31, 2001.

As part of its capital management strategy, the Corporation periodically repurchases its common stock through open market and negotiated purchases, when given appropriate market conditions and liquidity availability. In February 2000 the Corporation’s Board of Directors approved the repurchase of 3.0 shares of common stock. Previous repurchase authorizations were in May 1999 for a total of 8.0 shares and in August 1998 for a total of $200.0. For the year ended December 31, 2001, the Corporation did not repurchase a material number or dollar amount of shares. For the year ended December 31, 2000, the Corporation repurchased 1.3 shares at a total cost of $30.3 for an average share price of $22.54. For the year ended December 31, 1999, the Corporation repurchased 7.5 shares at a total cost of $302.1 for an average share price of $40.14. Repurchases combined for 2001, 2000 and 1999 totaled approximately 7% of the Corporation’s outstanding common shares at the beginning of 1999. The Corporation received additional dividends from its insurance subsidiaries to fund these stock repurchases. Approximately 2.7 shares remain available for repurchase under the February 2000 authorization. SAFECO does not anticipate that it will repurchase any material amount of its common stock in 2002.

Ratings

The claims-paying abilities of insurers are rated to provide both insurance consumers and industry participants with comparative information on specific insurance companies. Claims-paying ratings are important for the marketing of certain insurance products, e.g., structured settlement annuities, business owned life insurance. Higher ratings generally indicate greater financial strength and a stronger ability to pay claims. Ratings focus on factors such as results of operations, capital resources, debt-to-capital ratio, demonstrated management expertise in the insurance business, marketing, investment operations, minimum policyholders’ surplus requirements and capital sufficiency to meet projected growth, as well as access to such traditional capital as may be necessary to continue to meet standards for capital adequacy.

Due primarily to Property & Casualty ‘s continued poor underwriting results, SAFECO’s claims-paying and corporate credit ratings have been lowered in recent years, most recently in the first half of 2001. As of December 31, 2001, A.M. Best maintains a negative outlook on Property & Casualty’s financial strength rating and the Corporation’s debt rating. All other rating agency ratings are stable. Lower operating results combined with increased operating leverage in Property & Casualty contributed to lower debt service coverage for the Corporation. Although overall interest expense for the Corporation has decreased due to the general market decline in short term borrowing rates in 2001, SAFECO’s relative interest rates on short term borrowing are higher due to the ratings downgrades. SAFECO believes its financial position is sound and has action plans in place to improve Property & Casualty results. It is, however, possible that further negative ratings actions may occur. Lower ratings have significantly affected Life & Investments ability to sell income annuities and business owned life insurance products. If ratings are further lowered, SAFECO may incur higher borrowing costs, may have more limited means to access capital, and may have additional difficulties marketing certain of its insurance products that are dependent upon ratings being at or above a particular level of risk.

The following table summarizes SAFECO’s current ratings:

Standard
	A.M. Best	Fitch	Moody's	& Poor's

SAFECO Corporation
Senior Debt	bbb+	A-	Baa1	BBB+
Capital Securities	bbb	BBB+	baa1	BBB-
Commercial Paper	—	F-2	P-2	A-2
Financial Strength/Claims-Paying Ability
Property & Casualty Subsidiaries	A	AA-	A1	A+
Life Subsidiaries	A	AA-	A1	A+

Regulatory Issues

SAFECO is not aware of any recently passed or current recommendations by regulatory authorities which have or would have, if passed, a material effect on its liquidity, capital resources or results of operations.

Limitations or prohibitions on the use of insurance scoring, which is partially based on personal credit information, could adversely affect Property & Casualty’s business plans, depending on the specifics of any such limitation or prohibition.

Those states in which SAFECO’s insurance subsidiaries are domiciled or deemed to be commercially domiciled limit the amount of dividend payments that can be made by those subsidiaries without prior regulatory approval. These limitations are not anticipated to keep the insurance subsidiaries from paying dividends to the Corporation in 2002 in amounts sufficient to fund its shareholder dividends and service debt. Based on the statutory limits as of December 31, 2001, the Corporation is able to receive approximately $470.0 in dividends from its subsidiaries in 2002 without obtaining prior regulatory approval.

The National Association of Insurance Commissioners (NAIC) uses risk-based capital (RBC) formulas for both life insurers and property and casualty insurers. These serve as an early warning tool by the NAIC and state regulators to identify companies that are undercapitalized and merit further regulatory attention or the initiation of regulatory action. SAFECO’s life and property and casualty companies have more than sufficient capital to meet the RBC requirements.

Effective January 1, 2001, the Corporation’s insurance subsidiaries adopted the NAIC’s revised Accounting Practices and Procedures Manual and the domiciliary states of the Corporation’s insurance subsidiaries have adopted the provisions of the revised manual. The revised manual has changed, to some extent, prescribed statutory accounting practices and resulted in changes to the accounting practices that the Corporation’s insurance subsidiaries use to prepare their statutory-basis financial statements. Upon adoption, SAFECO’s property and casualty insurance companies’ statutory surplus increased by $207.4 and the life insurance companies by $45.3. Nearly all of the increase in the amounts of statutory surplus relates to the recording of a deferred tax asset that was not recorded in the statutory basis financial statements under the prior statutory accounting guidance.

Income Taxes

As of December 31, 2001, SAFECO had approximately $1,163.1 of gross deferred tax assets ($319.0 net deferred tax asset), including net operating loss carryforwards that expire in 2020, for which no valuation allowance has been recorded. The realization of these assets is based upon estimates of future taxable income. In preparing estimates of future taxable income, SAFECO has used the assumptions and projections utilized in its internal financial projections. These projections of future profitable results are subject to uncertainties primarily related to the variability of Property & Casualty underwriting results. Should results not be as profitable as SAFECO has forecasted, a valuation allowance may be required to be established. Any such allowance would impact current operating results.

Investment Summary

Net Investment Income

SAFECO’s consolidated pretax investment income increased to $1,649.3 during 2001 from $1,633.5 and $1,588.3 in 2000 and 1999, respectively. Substantially all of this investment income is produced by the investment portfolios of Property & Casualty and Life & Investments. The net investment income (loss) detail is presented below:

	Net Pretax Investment Income (Loss)

YEAR ENDED DECEMBER 31	2001	2000	1999

Property & Casualty	$457.7	$460.5	$462.3
Life & Investments	1,180.3	1,181.5	1,123.2
Corporate	11.3	(8.5)	2.8

Total	$1,649.3	$1,633.5	$1,588.3

	Pretax Investment Income Yields

YEAR ENDED DECEMBER 31	2001	2000	1999

Property & Casualty	6.3%	6.4%	6.2%
Life & Investments	7.5%	7.7%	7.7%

The Property & Casualty pretax investment income was $457.7, $460.5 and $462.3 in 2001, 2000 and 1999, respectively. On an after-tax basis investment income was $358.2, $363.0 and $387.6 for 2001, 2000 and 1999, respectively. Although Property & Casualty operating cash flow was positive in all three years, the amount of dividends paid to the Corporation over the three year period and the high level of claims payments, combined with the relatively low interest rate environment and bond call activity dampened the growth of investment income. After-tax investment income in 2002 is expected to be slightly lower due to lower market interest rates and slowed premium revenue cash flows. Dividends paid to the Corporation totaled $13.6, $362.0 and $717.5 for 2001, 2000 and 1999, respectively. Dividends to the Corporation have declined due to underwriting losses over the past several years and regulatory restrictions on dividend payments. Additional information about dividend restrictions can be found in Note 13 of the Notes to Consolidated Financial Statements.

Life & Investments pretax investment income was $1,180.3, $1,181.5 and $1,123.2 in 2001, 2000 and 1999, respectively. The growth in investment income from 1999 to 2000 was due primarily to the higher invested assets base related to the growth of funds held under deposit contracts. Although the investment portfolio has grown in 2001, investment income is flat due to lower investment yields and the overall decline in the equity security markets.

Realized Investment Gains

Consolidated pretax realized gains from security investments totaled $93.0, $139.5, and $82.6 in 2001, 2000 and 1999, respectively. The increase in realized gains in 2000 is mainly due to realized gains on approximately $300.0 of planned equity securities sales out of Property & Casualty’s investment portfolio during the third quarter 2000. The proceeds from these equity securities sales were reinvested in taxable fixed-income securities. Additional information on realized gains can be found in Note 2 of the Notes to Consolidated Financial Statements.

Consolidated realized gains from security investments are recorded net of losses on the sale or write-down of investments. Each investment that has declined in fair value below cost is monitored closely and if the decline is judged to be other than temporary, the security is written down to fair value. In determining whether a decline in the fair value of a security below cost is other than temporary, SAFECO considers the relevant facts and circumstances related to the security. These include: (1) the length of time and the extent to which the fair value has been less than cost; (2) the financial condition and near-term prospects of the issuer, including any specific events that influence the operations of the issuer or that affect its future earnings potential; and (3) SAFECO’s intent and ability to retain the investment for a period of time sufficient to allow for a recovery in value.

The amounts of such write-downs were $126.8, $35.7 and $0.6 in 2001, 2000 and 1999, respectively. In 2001, the write-downs amounted to $36.2, $66.5 and $24.1 for Property & Casualty, Life & Investments and Corporate, respectively. Nearly all of these write-downs for Property & Casualty and Life & Investments in 2001 and 2000 were on fixed maturities. The write-down of $24.1 for Corporate related to an equity security whose decline in fair value was other than temporary. The increases in write-downs in 2001 and 2000 were due to credit deterioration and corporate failures of several fixed-maturity issuers, particularly in the retail, auto parts supplier, and telecommunications areas. Included in the 2001 write-downs of $126.8 is $12.1 for investments in Enron, which filed for bankruptcy in the fourth quarter of 2001. Additional write-downs are possible in 2002 due to the continued weak economy, however, the timing and amount of any write-downs is not currently estimable.

Investment Portfolio

The table below summarizes SAFECO’s consolidated securities investment portfolio at December 31, 2001. The fair value recorded amount exceeded the cost or amortized cost on fixed maturities and equity securities by $1.4 billion at December 31, 2001.

	Cost or
	Amortized	Fair
DECEMBER 31, 2001	Cost	Value

PROPERTY & CASUALTY
Fixed Maturities — Taxable	$3,673.5	$3,792.9
Fixed Maturities — Non-taxable	2,500.8	2,727.2
Equity Securities	850.2	1,482.6
Short-Term Investments	354.0	354.0

LIFE & INVESTMENTS
Fixed Maturities — Taxable	14,460.8	14,877.8
Equity Securities	62.9	67.8
Short-Term Investments	262.4	262.4

CORPORATE
Fixed Maturities — Taxable	42.0	46.2
Equity Securities	27.4	46.0
Short-Term Investments	56.5	56.5

Total	$22,290.5	$23,713.4

Property & Casualty’s investment portfolio totaled $8.5 billion at estimated fair value at December 31, 2001, compared with $8.3 billion at December 31, 2000. The investment philosophy for Property & Casualty’s portfolio is to emphasize investment yield without sacrificing investment quality, and to provide for liquidity and diversification. Fixed maturities securities comprised 77% of this portfolio while equity securities comprised 18%.

Property & Casualty’s fixed maturities portfolio, which totaled $6.5 billion at estimated fair value at December 31, 2001, is currently comprised of 42% tax-exempt and 58% taxable investments compared with 46% tax-exempt and 54% taxable at December 31, 2000. Property & Casualty has been investing new money primarily in taxable bonds and shifting holdings from tax-exempts to taxables to maximize the portfolio’s after-tax return in view of the higher level of underwriting losses in 2001 and 2000, and the resulting alternative minimum tax. The effective tax rate on investment income was 22%, 21% and 16% in 2001, 2000 and 1999, respectively, reflecting the shift to a higher level of taxable bond holdings.

The quality of Property & Casualty’s fixed maturities portfolio is detailed in the following table:

Percent at
RATING	December 31, 2001

AAA	50%
AA	17
A	19
BBB	11
BB or lower	3

Total	100%

Life & Investments’ portfolio totaled $16.3 billion at fair value at December 31, 2001 compared with $15.6 billion at December 31, 2000. Fixed maturities securities, all of which are taxable, comprised 91% of this investment portfolio at December 31, 2001. The investment philosophy for this portfolio is to emphasize investment yield without sacrificing investment quality, and to provide for liquidity and diversification. Life & Investments also matches the projected cash inflows of this portfolio with the projected cash outflows of the liabilities of the various product lines within the Life & Investments operations. Effective October 1, 2000, the entire held-to-

maturity fixed maturities investment portfolio, with a fair value of $2.8 billion, was reclassified to available-for-sale. This reclassification was made to provide additional investment flexibility in managing the bond portfolio and resulted in an increase in other comprehensive income of $41.0 in the fourth quarter of 2000. All of SAFECO’s fixed maturities securities are now carried at fair value.

The quality of Life & Investments’ fixed maturities portfolio is detailed in the following table:

Percent at
RATING	December 31, 2001

AAA	33%
AA	10
A	26
BBB	27
BB or lower	4

Total	100%

This portfolio contains $643.1 at fair value of securities rated below investment-grade quality. These securities represent approximately 4% of the total $16.3 billion Life & Investments portfolio at fair value at December 31, 2001. On a consolidated basis, below investment-grade securities with a fair value of $790.8 were held at December 31, 2001. (The related amortized cost amount is $858.9 or 109% of the fair value.) These securities represented approximately 4% of total consolidated securities investments at fair value at December 31, 2001. As discussed above, investment write-downs impacting income have and may continue to occur on these below investment grade securities.

SAFECO’s investment portfolio includes approximately $297.0 and $403.8 of fixed maturities at December 31, 2001 and 2000, respectively that are not publicly traded. This represents less than 2% of total fixed maturity investments. Fair values for these securities have been estimated using quoted market prices of comparable instruments and/or internally prepared valuations using third party modeling tools.

SAFECO’s consolidated investment in mortgage-backed securities of $4.8 billion at fair value at December 31, 2001, consists mainly of residential collateralized mortgage obligations (CMOs), pass-throughs and commercial loan-backed mortgage obligations (CMBS). Life & Investments portfolio holds 82% while Property & Casualty holds 18% of these securities. Approximately 87% of the mortgage-backed securities are government/agency-backed or AAA rated at December 31, 2001. SAFECO has intentionally limited its investment in riskier, more volatile CMOs and CMBS (e.g., principal only, inverse floaters, etc.) to less than 1% of total mortgage-backed securities at December 31, 2001.

The table below summarizes SAFECO’s consolidated holdings of mortgage-backed securities at December 31, 2001:

		Carrying Value
	Amortized
DECEMBER 31, 2001	Cost	Amount	Percent

RESIDENTIAL
Planned and Targeted Amortization Class, and Sequential Pay CMOs	$1,790.9	$1,843.5	38.8%
Accrual Coupon (Z-Tranche) CMOs	626.1	687.5	14.4
Floating Rate CMOs	79.1	82.5	1.7
Companion/Support, Principal Only, Inverse Floater CMOs	22.5	23.7	0.5
Residential Mortgage-Backed Pass-Throughs (Non-CMOs)	309.8	321.3	6.7

Subtotal	2,828.4	2,958.5	62.1

SECURITIZED COMMERCIAL REAL ESTATE
Government/Agency-Backed	414.8	428.7	9.0
CMOs and Pass-Throughs (Non-agency)	1,049.6	1,079.9	22.7

Subtotal	1,464.4	1,508.6	31.7

Other CMO’s — Asset Backed Securities (Non-Real Estate)	289.5	293.0	6.2

Total Mortgaged-Backed Securities	$4,582.3	$4,760.1	100.0%

The quality rating of SAFECO’s mortgage-backed security portfolio is shown in the following table:

Percent at
RATING	December 31, 2001

Government/Agency Backed	49%
AAA	38
AA	7
A	3
BBB	3
BB or Lower	-

Total	100%

SAFECO’s consolidated investment portfolio also included $924.2 of mortgage loan investments at December 31, 2001, representing approximately 4% of total investments. The collateral value of the mortgage portfolio was approximately $1.6 billion at December 31, 2001 making the loan-to-value on the mortgage portfolio less than 60%. Historically the mortgage portfolio has performed well and the loan charge-off rate has been very low on this portfolio over the past three years (see additional information about the allowance for mortgage loans in Note 2 of the Notes to Consolidated Financial Statements). The majority of these loans are held by Life & Investments and are secured by first mortgage liens on completed, income-producing commercial real estate, primarily in the retail, industrial and office building sectors. The majority of the properties are located in the western United States, with approximately 69% of the total in the states of Washington (32%), Oregon (11%) and California (26%). Individual loans generally do not exceed $10. Less than 1% of the loans were non-performing at both December 31, 2001 and 2000. The allowance for mortgage loan losses was $10.5 and $10.8 at December 31, 2001 and 2000, respectively.

New Accounting Standards

See discussion of new accounting standards in Note 1 of the Notes to Consolidated Financial Statements.

Dividends

SAFECO has paid cash dividends continuously since 1933. Common stock dividends paid to shareholders were $0.93 per share in 2001 compared with $1.48 in 2000 and $1.44 in 1999. These dividends are funded with dividends to the Corporation from its subsidiaries. The Corporation expects to continue paying dividends in the foreseeable future. However, payment of future dividends is subject to the Board of Directors’ approval and is dependent upon earnings and the financial condition of the Corporation as well as dividend restrictions on its significant insurance subsidiaries as described in Note 13 of the Notes to Consolidated Financial Statements. Given the deterioration of earnings in recent years, in February 2001 the Board of Directors reduced the quarterly dividend 50% from $0.37 to $0.185 per share.

Forward-looking information is subject to risk and uncertainty

Statements made in this report that relate to anticipated financial performance, business prospects and plans, regulatory developments and similar matters are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Statements in this report that are not historical information are forward-looking. The operations, performance and development of SAFECO’s business are subject to certain risks and uncertainties which may cause actual results to differ materially from those contained in or suggested by the forward-looking statements in this report. The risks and uncertainties include:

•	The ability to obtain rate increases and non-renew underpriced insurance accounts;

•	Achievement of premium targets and profitability;

•	Realization of growth and business retention estimates;

•	Decrease in large-commercial premium volume;

•	Achievement of expense savings from consolidation of commercial operations;

•	Achievement of overall expense reduction goals;

•	Success in implementing a new business entry model for personal and commercial lines;

•	Success in obtaining regulatory approval of price tiered products and the use of insurance scores;

•	The ability to freely enter and exit lines of business;

•	Changes in the nature of the property and casualty book of business;

•	Driving patterns;

•	The competitive pricing environment, initiatives by competitors and other changes in competition;

•	Weather conditions, including the severity and frequency of storms, hurricanes, snowfalls, hail and winter conditions;

•	The occurrence of significant natural disasters, including earthquakes;

•	The occurrence of significant disasters, such as the attack on September 11, 2001;

•	The occurrence of bankruptcies that result in losses under surety bonds;

•	The adequacy of loss reserves;

•	The availability, pricing and ability to collect reinsurance;

•	The ability to manage exposure to the Lloyd’s of London underwriting market;

•	The ability to exclude and to reinsure the risk of loss from terrorism;

•	Interpretation of insurance policy provisions by courts, court decisions regarding coverage and theories of liability, trends in litigation and changes in claims settlement practices;

•	The outcome of litigation against SAFECO;

•	Legislative and regulatory developments affecting the actions of insurers, including requirements regarding rates and availability of coverage;

•	Changes in tax laws and regulations that affect the favorable taxation of certain life insurance products or that decrease the usefulness of life insurance products for estate planning purposes;

•	Negative changes to SAFECO’s rates by rating agencies;

•	The effect of current insurance and credit ratings levels on business production;

•	Inflationary pressures on medical care costs, auto parts and repair, construction costs and other economic sectors that increase the severity of claims;

•	Availability of bank credit facilities;

•	Fluctuations in interest rates;

•	Performance of financial markets; and

•	General economic and market conditions.

Because insurance rates in some jurisdictions are subject to regulatory review and approval, the achievement of rate increases may occur in amounts and on a time schedule different than planned, which may affect the efforts to restore earnings in the property and casualty lines. We assume no obligation to update any forward-looking statements contained in this report.

ITEM 7A -	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Disclosures for Financial Instruments

The first two columns of the following table under each year show the financial statement carrying values and related current fair values of certain of SAFECO’s financial instruments as of December 31, 2001 and 2000. The third column shows the effect on current fair values assuming a 100 basis point increase in market interest rates and a 10% decline in equity prices (sensitivity analysis).

	2001			2000

			Fair Value			Fair Value
		Fair Value	At Adjusted		Fair Value	At Adjusted
		At Current	Market Rates		At Current	Market Rates
	Carrying	Market	(Sensitivity	Carrying	Market	(Sensitivity
DECEMBER 31	Value	Rates/Prices	Analysis)	Value	Rates/Prices	Analysis)

(In Millions)
Interest Rate Risk
FINANCIAL ASSETS
Fixed Maturities
Available-for-Sale	$21,444.1	$21,444.1	$20,127.0	$20,830.2	$20,830.2	$19,331.0
Mortgage Loans	924.2	928.0	876.0	823.0	792.0	749.0
Derivative Financial Instruments Interest Rate Swaps	49.8	49.8	43.0	—	2.3	2.0
Options/Futures	11.9	11.9	12.0	0.4	0.4	0.5
FINANCIAL LIABILITIES
Funds Held under Deposit Contracts	14,624.2	14,314.0	13,711.0	14,085.7	13,977.0	13,457.0
Commercial Paper	299.0	299.0	299.0	349.8	349.8	349.8
7.875% Notes Due 2003	323.0	323.0	320.0	300.0	305.0	299.0
7.875% Notes Due 2005	200.0	207.0	204.0	200.0	203.0	196.0
6.875% Notes Due 2007	200.0	196.0	188.0	200.0	193.0	184.0
Other Debt	74.6	76.0	76.0	80.7	80.0	80.0
Derivative Financial Instruments
Single Credit Default Swaps	10.4	10.4	10.0	—	—	—
Interest Rate Swaps	18.0	18.0	8.0	—	3.9	4.0
Options/Futures	47.1	47.1	47.0	—	—	—
Capital Securities	843.4	721.0	652.0	843.0	700.0	635.0
Equity Price Risk
Marketable Equity Securities	1,596.4	1,596.4	1,437.0	1,815.4	1,815.4	1,634.0

Market risk means the potential loss from adverse changes in market prices and interest rates. In addition to market risk, SAFECO is exposed to other risks, including the credit risk related to its financial instruments and the underlying insurance risk related to its core business. The sensitivity analysis above summarizes only the exposure to market risk.

SAFECO manages its market risk by matching the projected cash inflows of assets with the projected cash outflows of liabilities of its investment and financial products (e.g., annuities, retirement services products). For all of its financial assets and liabilities, SAFECO seeks to maintain reasonable average durations, consistent with the maximization of income without sacrificing investment quality and providing for liquidity and diversification. SAFECO uses certain derivative financial instruments to increase its matching of cash flows. For example, interest rate swaps are used to convert debt liabilities with variable rates to fixed rates to better match the fixed-rate assets the debt supports. In addition, S&P 500 call option contracts and futures are purchased to hedge the liability of SAFECO Life’s equity indexed annuity products.

The fair values at current market rates for financial instruments subject to interest rate risk in the preceding table are the same as those disclosed in Note 3 of the Notes to Consolidated Financial Statements. The estimated fair values at the adjusted market rates (assuming a 100 basis point increase in market interest rates) are calculated using discounted cash flow analysis and duration modeling, where appropriate. The estimated values do not consider the effect that changing interest rates could have on prepayment activity (e.g., CMO’s and annuities).

This sensitivity analysis provides only a limited, point-in-time view of the market risk sensitivity of certain of SAFECO’s financial instruments. The actual impact of market interest rate and price changes on the financial instruments may differ significantly from those shown in the sensitivity analysis. The sensitivity analysis is further limited as it does not consider any actions SAFECO could take in response to actual and/or anticipated changes in interest rates and equity prices. As allowed under the guidance for these disclosures, certain financial instruments (e.g., lease receivables) are not required to be included in the sensitivity analysis. In addition, certain non-financial instruments (e.g., insurance liabilities and real estate) are excluded from the sensitivity analysis. Accordingly, any aggregation of the estimated fair value amounts or adjusted fair value amounts would not represent the underlying fair value of net equity.

ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and schedules listed in the Index to Financial Statements, Schedules and Exhibits on page FS-1 are filed as part of this report.

ITEM 9 —	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

SAFECO Corporation and Subsidiaries

Part III

The definitive proxy statement to be filed within 120 days after December 31, 2001, excluding the section Annual Report of the Compensation Committee on Executive Compensation, is incorporated herein by reference to fulfill the requirements of Items 10 — 13 below.

ITEM 10 — DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(except for the portion of Item 10 relating to executive officers that appears in Part I — Executive Officers of the Registrant on Form 10-K).

ITEM 11 — EXECUTIVE COMPENSATION

ITEM 12—	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

SAFECO Corporation and Subsidiaries

Part IV

ITEM 14—	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) (1) Financial Statements

(a) (2) Financial Statement Schedules

(a) (3) Exhibits

The financial statements, financial statement schedules and exhibits listed in the Index to Financial Statements, Schedules and Exhibits on page FS-1 are filed as a part of this report.

(b) Reports on Form 8-K

The registrant filed the following 8-K’s during the quarter ended December 31, 2001 and for the period up to the filing date of this Form 10-K.

Filing dated	Under	Filing related to:

December 11, 2001	Item 5 (Other Items)	Announcement relating to expected losses from the Enron bankruptcy and continued difficulties in Homeowners line.

January 24, 2002	Item 5 (Other Items)	Announcement relating to the appointment of Christine B. Mead as Chief Financial Officer of SAFECO Corporation.

March 5, 2002	Item 5 (Other Items)	Announcement relating to SAFECO's acquisition of Swiss Re's medical excess-loss and group life insurance business.

SAFECO Corporation and Subsidiaries

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 6, 2002.

SAFECO CORPORATION Registrant /s/ MICHAEL S. MCGAVICK Michael S. McGavick, President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 6, 2002.

Name	Title

/s/ MICHAEL S. MCGAVICK Michael S. McGavick	President, Chief Executive Officer and Director

/s/ CHRISTINE B. MEAD Christine B. Mead	Senior Vice President, Chief Financial Officer and Secretary

/s/ H. PAUL LOWBER H. Paul Lowber	Vice President, Controller and Chief Accounting Officer

/s/ JOSEPH W. BROWN Joseph W. Brown	Director

/s/ PHYLLIS J. CAMPBELL Phyllis J. Campbell	Director

/s/ ROBERT S. CLINE Robert S. Cline	Director

/s/ WILLIAM P. GERBERDING William P. Gerberding	Director

/s/ JOSHUA GREEN III Joshua Green III	Director

/s/ WILLIAM W. KRIPPAEHNE, JR. William W. Krippaehne, Jr.	Director

/s/ WILLIAM G. REED, JR. William G. Reed, Jr.	Chairman

/s/ NORMAN B. RICE Norman B. Rice	Director

/s/ JUDITH M. RUNSTAD Judith M. Runstad	Director

/s/ PAUL W. SKINNER Paul W. Skinner	Director

SAFECO Corporation and Subsidiaries

Management’s Report

The management of SAFECO is responsible for the financial statements, related notes and all other information presented in this annual report. The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States appropriate in the circumstances and include amounts based on the best estimates and judgments of management.

In order to safeguard assets and to maintain the integrity and objectivity of data in these consolidated financial statements, SAFECO maintains a comprehensive system of internal accounting controls. These controls are supported by the careful selection and training of qualified personnel, by the appropriate division of duties and responsibilities and by written policies and procedures. In addition, an integral part of the comprehensive system of internal control is an effective internal audit department. SAFECO’s Internal Audit Department systematically evaluates the adequacy and effectiveness of internal accounting controls and measures adherence to established policies and procedures.

The consolidated financial statements for the years ended December 31, 2001, 2000 and 1999 have been audited by Ernst & Young LLP, independent auditors. Their audits were performed in accordance with auditing standards generally accepted in the United States and included a review of the system of internal accounting controls to the extent necessary to express an opinion on the consolidated financial statements.

The Audit Committee of the Board of Directors, comprised solely of outside directors, meets regularly with the independent auditors, management and internal auditors to review the scope and results of the audit work performed. The independent auditors have unrestricted access to the Audit Committee, without the presence of management, to discuss the results of their audit, the adequacy of internal accounting controls and the quality of accounting policies and financial reporting.

The management of SAFECO believes that as of December 31, 2001, its system of internal control is adequate to accomplish the objectives discussed herein.

/s/ MIKE MCGAVICK
Mike McGavick
President and Chief Executive Officer

SAFECO Corporation and Subsidiaries

Index to Financial Statements, Schedules and Exhibits

Schedules other than those listed above are omitted because they are not applicable or the information is otherwise contained in the Consolidated Financial Statements.

SAFECO Corporation and Subsidiaries

Report of Ernst & Young LLP	Independent Auditors

Board of Directors and Shareholders of SAFECO Corporation:

We have audited the accompanying consolidated balance sheets of SAFECO Corporation and its subsidiaries (the Corporation) as of December 31, 2001 and 2000, and the related consolidated statements of income (loss), comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedules listed in the Index at Item 14(a).These financial statements and schedules are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SAFECO Corporation and its subsidiaries at December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As described in Note 1 to the consolidated financial statements, SAFECO Corporation and its subsidiaries changed its method of accounting for goodwill and also changed its method of accounting for derivative financial instruments.

/s/ ERNST & YOUNG LLP

Seattle, Washington
February 8, 2002

SAFECO Corporation and Subsidiaries

Consolidated Statements of Income (Loss)

YEAR ENDED DECEMBER 31	2001	2000	1999

(In Millions Except Per Share Amounts)
REVENUES
Insurance
Property & Casualty Earned Premiums	$4,472.8	$4,563.4	$4,382.9
Life & Investments Premiums and Other Revenues	637.0	618.2	473.9

Total	5,109.8	5,181.6	4,856.8
Other	10.4	20.5	39.2
Net Investment Income (Note 2)	1,649.3	1,633.5	1,588.3
Realized Investment Gain (Note 2)	93.0	139.5	117.7

Total	6,862.5	6,975.1	6,602.0

EXPENSES
Losses, Loss Adjustment Expenses and Policy Benefits (Note 4)	5,199.1	4,987.6	4,504.0
Commissions	818.2	794.9	796.4
Personnel Costs	496.4	484.8	448.0
Interest	65.7	73.2	70.6
Goodwill and Intangibles Amortization	26.7	60.5	55.8
Other	446.7	435.9	444.3
Amortization of Deferred Policy Acquisition Costs	824.5	834.2	840.1
Deferral of Policy Acquisition Costs	(859.9)	(835.4)	(866.8)
Write-off of Goodwill (Note 1)	1,214.1	—	—
Restructuring Charges (Note 12)	44.3	—	—

Total	8,275.8	6,835.7	6,292.4

Income (Loss) from Continuing Operations Before Income Taxes	(1,413.3)	139.4	309.6

Provision (Benefit) for Income Taxes (Note 6)
Current	(7.6)	39.6	67.1
Deferred	(405.2)	(46.9)	(40.0)

Total	(412.8)	(7.3)	27.1

Income (Loss) from Continuing Operations before Distributions on Capital Securities	(1,000.5)	146.7	282.5
Distributions on Capital Securities, Net of Tax (Note 7)	(44.8)	(44.8)	(44.8)

Income (Loss) from Continuing Operations	(1,045.3)	101.9	237.7

Income from Discontinued Credit Operations, Net of Tax (Note 11)	4.2	12.7	14.5
Gain from Sale of Credit Operations, Net of Tax (Note 11)	54.0	—	—

Total Income from Discontinued Operations	58.2	12.7	14.5

Income (Loss) before Cumulative Effect of Change in Accounting Principle	(987.1)	114.6	252.2
Cumulative Effect of Change in Accounting Principle, Net of Tax (Notes 1 and 3)	(2.1)	—	—

Net Income (Loss)	$(989.2)	$114.6	$252.2

INCOME (LOSS) PER SHARE OF COMMON STOCK
Income (Loss) from Continuing Operations	$(8.18)	$0.80	$1.79
Income from Discontinued Operations	0.45	0.10	0.11
Cumulative Effect of Change in Accounting Principle	(0.02)	—	—

Net Income (Loss) Per Share of Common Stock— Diluted & Basic	$(7.75)	$0.90	$1.90

See notes to consolidated financial statements.

SAFECO Corporation and Subsidiaries

Consolidated Balance Sheets

DECEMBER 31	2001	2000

(In Millions)
ASSETS
Investments (Note 2)
Fixed Maturities Available-for-Sale, at Fair Value (Cost or amortized cost: $20,677.1; $20,388.1)	$21,444.1	$20,830.2
Marketable Equity Securities, at Fair Value (Cost: $940.5; $875.9)	1,596.4	1,815.4
Mortgage Loans	924.2	823.0
Other Investment Assets	236.9	160.3
Short-Term Investments	672.9	182.3

Total Investments	24,874.5	23,811.2
Cash	269.3	186.3
Accrued Investment Income	323.8	327.8
Premiums and Service Fees Receivable	973.0	1,063.0
Other Notes and Accounts Receivable	163.4	37.6
Deferred Income Tax Recoverable (Note 6)	319.0	—
Reinsurance Recoverables (Note 5)	523.2	461.7
Deferred Policy Acquisition Costs	626.8	605.4
Land, Buildings and Equipment for Company Use (At cost less accumulated depreciation: $285.0; $241.5)	552.0	440.1
Goodwill and Intangibles (Note 1) (Accumulated amortization: $57.6; $202.8)	95.0	1,307.4
Other Assets	164.4	260.9
Net Assets of Discontinued Credit Operations (Note 11)	—	481.2
Separate Account Assets	1,208.1	1,275.1

Total Assets	$30,092.5	$30,257.7

See notes to consolidated financial statements.

SAFECO Corporation and Subsidiaries

Consolidated Balance Sheets

DECEMBER 31	2001	2000

(In Millions)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Losses and Loss Adjustment Expenses (Note 4)	$5,118.4	$4,686.9
Life Policy Liabilities	327.1	342.1
Unearned Premiums	1,782.2	1,836.5
Funds Held Under Deposit Contracts	14,624.2	14,085.7
Debt (Note 7)
Commercial Paper	299.0	349.8
7.875% Medium-Term Notes Due 2003	323.0	300.0
7.875% Notes Due 2005	200.0	200.0
6.875% Notes Due 2007	200.0	200.0
Other	74.6	80.7
Other Liabilities	1,423.0	1,269.1
Income Taxes (Note 6)
Current	34.9	25.8
Deferred	—	67.2
Separate Account Liabilities	1,208.1	1,275.1

Total Liabilities	25,614.5	24,718.9

Commitments and Contingencies (Note 10)	—	—
Corporation-Obligated, Mandatorily Redeemable Capital Securities of Subsidiary Trust Holding Solely Junior Subordinated Debentures of the Corporation (Capital Securities) (Note 7)	843.4	843.0

Preferred Stock, No Par value Shares Authorized: 10 Shares Issued and Outstanding: None	—	—
Common Stock, No Par Value (Note 9) Shares Authorized: 300 Shares Reserved for Option: 6.4; 7.1 Shares Issued and Outstanding: 127.7; 127.6	841.9	834.5
Retained Earnings (Note 13)	1,875.9	2,966.4
Accumulated Other Comprehensive Income, Net of Tax	916.8	894.9

Total Shareholders’ Equity	3,634.6	4,695.8

Total Liabilities and Shareholders’ Equity	$30,092.5	$30,257.7

See notes to consolidated financial statements.

SAFECO Corporation and Subsidiaries

Consolidated Statements of Cash Flows

YEAR ENDED DECEMBER 31	2001	2000	1999

(In Millions)
OPERATING ACTIVITIES
Insurance Premiums Received	$4,873.8	$4,890.2	$4,636.8
Dividends and Interest Received	1,547.1	1,584.5	1,479.5
Other Operating Receipts	190.2	190.7	212.9
Insurance Claims and Policy Benefits Paid	(4,074.5)	(4,156.5)	(3,706.2)
Underwriting, Acquisition and Insurance Operating Costs Paid	(1,751.1)	(1,652.8)	(1,604.8)
Interest Paid and Distributions on Capital Securities	(127.1)	(139.1)	(147.1)
Other Operating Costs Paid	(88.3)	(104.6)	(113.5)
Income Taxes Refunded (Paid)	(41.3)	6.9	(39.6)

Net Cash Provided by Operating Activities	528.8	619.3	718.0

INVESTING ACTIVITIES
Purchases of
Fixed Maturities Available-for-Sale	(3,988.5)	(3,604.0)	(5,422.1)
Fixed Maturities Held-to-Maturity	—	(2.2)	(0.9)
Equities	(364.6)	(372.6)	(231.9)
Other Investment Assets	(301.2)	(362.0)	(460.6)
Maturities of Fixed Maturities Available-for-Sale	1,443.7	972.2	1,174.0
Maturities of Fixed Maturities Held-to-Maturity	—	8.7	13.3
Sales of
Fixed Maturities Available-for-Sale	2,418.0	2,265.4	3,715.4
Fixed Maturities Held-to-Maturity (Note 2)	—	0.1	6.3
Equities	437.6	661.7	298.1
Other Investment Assets	257.6	412.2	830.5
Net Decrease (Increase) in Short-Term Investments	(436.1)	281.4	(163.7)
Gain from Sale of Credit Operations	97.0	—	—
Other	(75.5)	(79.7)	(85.3)

Net Cash Provided by (Used in) Investing Activities	(512.0)	181.2	(326.9)

FINANCING ACTIVITIES
Funds Received Under Deposit Contracts	1,051.1	1,266.0	1,849.5
Return of Funds Held under Deposit Contracts	(1,301.1)	(1,603.1)	(1,077.3)
Proceeds from Notes and Mortgage Borrowings	—	300.0	—
Repayment of Notes and Mortgage Borrowings	(6.2)	(6.0)	(138.1)
Repayment of Short-Term Borrowings	(46.6)	(153.2)	(252.8)
Common Stock Reacquired	(8.1)	(30.4)	(303.2)
Dividends Paid to Shareholders	(118.1)	(189.4)	(192.2)
Other	14.0	(5.0)	(64.7)

Net Cash Used in Financing Activities	(415.0)	(421.1)	(178.8)

Cash Provided by (Used In) Discontinued Credit Operations	481.2	(296.2)	(179.5)

Net increase in Cash	83.0	83.2	32.8
Cash at Beginning of Year	186.3	103.1	70.3

Cash at End of Year	$269.3	$186.3	$103.1

See notes to consolidated financial statements.

SAFECO Corporation and Subsidiaries

Consolidated Statements of Cash Flows —
Reconciliation of Net Income (Loss) to Net Cash Provided by Operating Activities

YEAR ENDED DECEMBER 31	2001	2000	1999

(In Millions)
Net Income (Loss)	$(989.2)	$114.6	$252.2

ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Income from Discontinued Credit Operations, Net of Tax	(4.2)	(12.7)	(14.5)
Cumulative Effect of Change in Accounting Principle, Net of Tax	2.1	—	—
Gain from Sale of Credit Operations, Net of Tax	(54.0)	—	—
Realized Investment Gain	(93.0)	(139.5)	(117.7)
Amortization and Depreciation	87.1	123.6	128.2
Amortization of Fixed Maturity Investments	(62.0)	(41.6)	(46.3)
Deferred Income Tax Benefit	(405.2)	(46.9)	(40.0)
Interest Expense on Deposit Contracts	732.0	485.4	583.3
Write-off of Goodwill	1,214.1	—	—
Other Adjustments	(79.9)	(5.5)	(5.3)
Changes in
Losses and Loss Adjustment Expenses	431.5	270.5	153.7
Life Policy Liabilities	(15.0)	60.6	4.7
Unearned Premiums	(54.3)	(16.6)	102.2
Accrued Income Taxes	9.1	22.5	0.6
Accrued Interest on Accrual Bonds	(42.8)	(45.9)	(45.4)
Accrued Investment Income	4.0	(3.7)	(5.7)
Deferred Policy Acquisition Costs	(21.4)	(6.6)	(28.9)
Other Assets and Liabilities	(130.1)	(138.9)	(203.1)

Total Adjustments	1,518.0	504.7	465.8

Net Cash Provided by Operating Activities	$528.8	$619.3	$718.0

There were no significant non-cash financing or investing activities for the years ended December 31, 2001, 2000 and 1999.

See notes to consolidated financial statements.

SAFECO Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity

DECEMBER 31	2001	2000	1999

(In Millions Except Share Amounts)
COMMON STOCK (NOTE 9)
Balance at Beginning of Year	$834.5	$841.7	$885.0
Stock Issued for Options and Rights	8.6	1.5	5.2
Common Stock Reacquired	(1.7)	(8.8)	(49.1)
Other	0.5	0.1	0.6

Balance at End of Year	841.9	834.5	841.7

RETAINED EARNINGS (NOTE 13)
Balance at Beginning of Year	2,966.4	3,062.7	3,257.2
Net Income (Loss)	(989.2)	114.6	252.2
Amortization of Underwriting Compensation on Capital Securities	(0.4)	(0.4)	(0.4)
Dividends Declared	(94.5)	(188.9)	(192.2)
Common Stock Reacquired	(6.4)	(21.6)	(254.1)

Balance at End of Year	1,875.9	2,966.4	3,062.7

ACCUMULATED OTHER COMPREHENSIVE INCOME, NET OF TAX (NOTE 2)
Balance at Beginning of Year	894.9	389.7	1,433.6
Other Comprehensive Income (Loss)	21.9	505.2	(1,043.9)

Balance at End of Year	916.8	894.9	389.7

Shareholders’ Equity	$3,634.6	$4,695.8	$4,294.1

DECEMBER 31	2001	2000	1999

COMMON SHARES OUTSTANDING
Number of Shares Outstanding at Beginning of Year	127,649,087	128,925,000	136,262,170
Shares Issued for Stock Options and Rights	352,250	70,668	212,440
Shares Reacquired	(268,086)	(1,346,581)	(7,549,610)

Number of Shares Outstanding at End of Year	127,733,251	127,649,087	128,925,000

See notes to consolidated financial statements

Consolidated Statements of Comprehensive Income (Loss)

YEAR ENDED DECEMBER 31	2001	2000	1999

(In Millions)
Net Income (Loss)	$(989.2)	$114.6	$252.2

Other Comprehensive Income (Loss), Net of Tax
Change in Unrealized Appreciation (Depreciation) of Investment Securities*	88.3	595.9	(1,018.0)
Less Reclassification Adjustment for Realized Gain Included in Net Income	(61.5)	(90.4)	(58.3)
Deferred Policy Acquisition Costs Valuation Allowance	(6.0)	0.1	31.8
Foreign Currency and Other Adjustments	1.1	(0.4)	0.6

Other Comprehensive Income (Loss)	21.9	505.2	(1,043.9)

Comprehensive Income (Loss)	$(967.3)	$619.8	$(791.7)

*	Effective October 1, 2000, the fixed maturities held-to-maturity portfolio was reclassified to available-for-sale (Note 1).

See notes to consolidated financial statements.

SAFECO Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in millions except per share data, unless noted otherwise)

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

SAFECO Corporation (SAFECO or the Corporation) is a Washington corporation that owns operating subsidiaries engaged in property and casualty insurance, surety, life insurance and asset management. These operations generated virtually all of the 2001 revenues. SAFECO’s businesses operate on a nationwide basis. Non-U.S. operations are insignificant. Products are marketed primarily through independent agents. Approximately 35% of SAFECO’s property and casualty premiums are written in the three West Coast states of California, Washington and Oregon.

Basis of Consolidation and Reporting

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States and include amounts based on the best estimates and judgments of management. The consolidated financial statements include SAFECO Corporation and its subsidiaries. SAFECO has no material unconsolidated subsidiaries and no interests in off-balance sheet special purpose entities. All significant intercompany transactions and accounts have been eliminated in the consolidated financial statements. Prior year information has been reclassified to conform to the current year presentation.

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and claims and expenses during the reporting period. Actual results could differ from those estimates.

Accounting For Property & Casualty Operations

Premiums Earned

Property and casualty insurance premiums are included in income as earned over the terms of the respective policies. The unearned portion is determined using a daily pro rata basis and is reflected as a liability for unearned premiums, before the effect of reinsurance. See Note 5 for more information on reinsurance.

Losses and Loss Adjustment Expenses

Unpaid losses and loss adjustment expenses (LAE) represent the estimated liability for claims reported plus losses incurred but not yet reported and the related estimated LAE. The liability for losses and LAE is determined using “case basis” evaluations and statistical analyses, and represents an estimate of the ultimate net cost of all losses incurred but not paid through December 31 of each year. These estimates are continually reviewed and adjusted as necessary; such adjustments are reflected in current operations. See Note 4 for more information on loss and LAE reserves.

The process of estimating claim reserves is complex and imprecise due to a number of variables. These variables are affected by both internal and external events such as changes in claims handling procedures, trends in loss costs, inflation, judicial trends and legislative changes. Many of these items are difficult to quantify, particularly on a prospective basis. Additionally, there may be significant lags between the occurrence of the insured event and the time it is actually reported to the insurer. SAFECO continually refines reserve estimates in a regular ongoing process as experience develops and further claims are reported and settled. SAFECO reflects adjustments to reserves in the results of operations in the periods in which the estimates are changed. In establishing reserves, SAFECO takes into account estimated recoveries for reinsurance, salvage and subrogation.

Salvage and subrogation recoverables are accrued using the “case basis” method for large recoverables and statistical estimates based on historical experience for smaller recoverables. Estimated recoverable amounts deducted from the liability for losses and LAE net of reinsurance were $254.4 and $231.7 at December 31, 2001 and 2000, respectively.

The property and casualty insurance companies’ reserves for unpaid losses and LAE are presented gross of amounts recoverable from reinsurers. See Note 5 for more information on reinsurance.

Policy Acquisition Expenses

Property and casualty insurance acquisition costs, consisting of commissions and certain other underwriting expenses, that vary with and are primarily related to the production of business, are deferred and amortized over the effective period of the related insurance policies. Investment income is considered in determining whether a premium deficiency exists. If investment income was not considered, a premium deficiency would exist. This assessment of recoverability is performed in aggregate at the following levels: total personal lines, total commercial lines and surety. Any premium deficiencies would result in additional deferred acquisition cost amortization in the period determined; no deficiencies have been indicated in the periods presented.

Accounting for Life & Investments Operations

Premiums Earned

Life insurance premiums for traditional individual life policies are reported as income when due from the policyholder. These policies, which include whole life and guaranteed renewable term policies, are long-duration contracts. Group life and health policy revenue is recognized when earned, over the life of the policy. The unearned premiums are reflected as liabilities on the balance sheet. Group life and health policies are short-duration contracts that include provisions allowing SAFECO to adjust the premiums for the group or cancel the group contract.

Funds received under retirement services deposit contracts, annuity contracts and universal life policies were $1,051.1, $1,266.0 and $1,849.5 in 2001, 2000 and 1999, respectively. These amounts are recorded as liabilities rather than premium income when received. Revenues for universal life products consist of front-end loads and mortality and expense charges assessed against individual policyholder account balances. Front-end loads are recognized as income when earned, over the life of the policy. Mortality and expense charges are recognized as income when earned, as amounts are assessed against individual policyholder account balances ratably over the contract year. Administration fees are recognized as income as services are provided and amounts are assessed against policyholder account balances.

Life Policy Liabilities

Liabilities for universal life insurance policies, deferred annuity contracts and retirement services deposit contracts are equal to the accumulated account value of such policies or contracts as of the valuation date. For structured settlement annuities, future benefits are either fully guaranteed or are contingent on the survivorship of the annuitant. Contingent future benefits are discounted with best-estimate mortality assumptions, which include provisions for ongoing mortality improvement. Guaranteed and contingent future benefits are discounted at interest rates that grade from an average of 8.07% to ultimate rates that average 7.23%.

Liabilities for future policy benefits under traditional individual life insurance policies have been computed on the level premium method and reflect interest, mortality and persistency assumptions based on actual experience modified to provide for adverse deviation. These liabilities are contingent upon the death of the insured while the policy is in force. Estimates of future benefits are based upon assumptions of mortality and policy persistency that include provisions for adverse deviation from best estimates. Mortality assumptions are derived from both company-specific and industry statistics. Future benefits are discounted at interest rates that vary by year of issue and average 6.5%.

Policy Acquisition Expenses

Life insurance acquisition costs, consisting of commissions and certain other underwriting expenses, that vary with and are primarily related to the production of new business, are deferred. Acquisition costs for deferred annuity contracts, retirement services deposit contracts and universal life insurance policies are amortized over the lives of the contracts or policies in proportion to the present value of estimated future gross profits. To the extent actual experience differs from assumptions and to the extent estimates of future gross profits require revision, the unamortized balance of deferred policy acquisition costs is adjusted accordingly; such adjustments are included in current operations. No material adjustments were made in 2001 or 2000. In 1999 a $13.0 write-off of deferred policy acquisition cost related to the discontinued equity indexed annuity product was made. The unamortized balance of deferred policy acquisition costs is adjusted for the impact on estimated future gross profits as if net unrealized appreciation and depreciation on securities had been realized at the balance sheet date. The impact of this adjustment, net of tax, is included in accumulated other comprehensive income (loss) in shareholders’ equity. Acquisition costs for traditional individual life insurance policies are amortized over the premium payment period of the related policies using assumptions consistent with those used in computing policy benefit liabilities.

Accounting for Investments

Effective October 1, 2000, SAFECO reclassified its fixed maturities held-to-maturity investment portfolio to available-for-sale. Fixed maturities are classified as available-for-sale and are carried at fair value, with changes in unrealized appreciation and depreciation recorded directly to shareholders’ equity (other comprehensive income), net of deferred income taxes and deferred policy acquisition costs valuation allowance.

All marketable equity securities are classified as available-for-sale and are carried at fair value, with changes in unrealized appreciation and depreciation recorded directly to shareholders’ equity (other comprehensive income), net of deferred income taxes.

Derivative financial instruments are carried at fair value. Changes in the fair value of cash flow hedges are recorded in other comprehensive income, net of deferred income taxes. Changes in the value of fair value hedges are recorded in current period earnings.

When the collectibility of income for certain investments is considered doubtful, they are placed on non-accrual status and thereafter interest income is recognized only when payment is received. Each investment that has declined in fair value below cost is monitored closely and if the decline is judged to be other than temporary, the security is written down to fair value. In determining whether a decline in the fair value of a security below cost is other than temporary, SAFECO considers the relevant facts and circumstances related to the security. These include: (1) the length of time and the extent to which the fair value has been less than cost; (2) the financial condition and near-term prospects of the issuer, including any specific events that influence the operations of the issuer or that affect its future earnings potential; and (3) SAFECO’s intent and ability to retain the investment for a period of time sufficient to allow for a recovery in value.

The cost of security investments sold is determined by the “identified cost” method.

Mortgage loans are carried at outstanding principal balances, less an allowance for mortgage loan losses. The allowance for mortgage loan losses was $10.5 and $10.8 at December 31, 2001 and 2000, respectively. A mortgage loan is considered impaired when it is probable that SAFECO will be unable to collect principal and interest amounts due. For mortgage loans that are determined to be impaired, a reserve is established for the difference between the amortized cost and fair value of the underlying collateral. Impaired loans were not significant at December 31, 2001 and 2000.

Short-term investments are carried at cost, which approximates market value.

SAFECO engages in securities lending whereby certain securities from its portfolio are loaned to other institutions for short periods of time. Initial collateral is required at a rate of 102% of the market value of a loaned security. The collateral is deposited by the borrower with a lending agent and retained and invested by the lending agent to generate additional income according to SAFECO’s guidelines. The market value of the loaned securities is monitored on a daily basis, with additional collateral obtained or refunded as the market value of the loaned securities fluctuates.

Land, Buildings and Equipment

Land, buildings and equipment are classified as other investments or as land, buildings and equipment for company use and are carried at cost less accumulated depreciation.

SAFECO provides depreciation on buildings for company use, furniture and automobiles at various rates based on estimated useful lives using straight-line and accelerated methods. Depreciation expense was $69.0, $55.0 and $54.0 for 2001, 2000 and 1999, respectively.

Goodwill

Goodwill represents the excess of the cost of businesses acquired over the fair value of their net assets. Prior to March 31, 2001 goodwill was amortized on a straight-line basis over periods, not exceeding 30 years, that corresponded with the benefits estimated to be derived from the acquisitions.

In the first quarter of 2001, effective March 31, 2001, SAFECO elected to change its accounting policy for assessing goodwill from one based on undiscounted cash flows to one based on a market-value method. The market-value method was determined to be a preferable way to assess the current value of goodwill. As a result, SAFECO recorded a write-off of $1,201.0 ($916.9 after-tax) in the first quarter.

The market value method used to assess the recoverability of goodwill compared SAFECO’s market capitalization (stock price multiplied by shares outstanding) to the reported book value (total shareholders’ equity) of the Corporation. Given the extent of the shortfall of market capitalization compared to the reported book value as of March 31, 2001 and that a similar shortfall had existed for almost two years, SAFECO concluded that under the new method the entire goodwill asset was impaired and a write-off of the full amount was necessary. The vast majority of this goodwill (97%) resulted from the 1997 acquisition of American States Financial Corporation (American States) whose operations have been fully integrated into those of the Corporation.

In the fourth quarter of 2001, after completion of a study, SAFECO determined that its goodwill in R.F. Bailey (Underwriting Agencies) Ltd. was impaired resulting in an additional write-down of $13.1 ($8.5 after tax).

See the New Accounting Standards section of this note for FASB Statement 141 “Business Combinations” and FASB Statement 142 “Goodwill and Other Intangible Assets” for recent authoritative literature addressing goodwill.

Common Stock

The Washington Business Corporation Act provides that reacquired shares of a Washington State corporation revert to the status of authorized but unissued shares. Accordingly, the Corporation has reduced capital stock and retained earnings to reflect the repurchase of shares and does not show treasury stock as a separate reduction.

Earnings Per Share

Basic earnings per share are calculated by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per share reflect the potential dilution that could occur if options granted under various stock-based compensation plans were exercised resulting in the issuance of common shares that would then share in the Corporation’s earnings.

Due to the net loss in 2001 the Corporation used basic weighted-average shares outstanding to calculate earnings per share of common stock. Using diluted weighted-average shares outstanding would have resulted in a lower net loss per share of common stock.

New Accounting Standards

Financial Accounting Standards Board (FASB) pronouncements which have recently affected SAFECO or will in the near future are as follows:

FASB Statement 133, “Accounting for Derivative Instruments and Hedging Activities”

The FASB issued Statement 133 (SFAS 133), “Accounting for Derivative Instruments and Hedging Activities” in June 1998. The Statement amends or supersedes several previous FASB statements and requires recognizing all derivatives (including certain derivative instruments embedded in other contracts) as either assets or liabilities in the statement of financial position and measuring those instruments at fair value. A derivative is typically defined as an instrument whose value is “derived” from an underlying instrument, index or rate, has a notional amount and can be net settled. The accounting for changes in the fair value of a derivative depends on the use of the derivative and the nature of any hedge designation thereon.

In June 2000, the FASB issued Statement 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities”, which addresses a limited number of implementation issues arising from SFAS 133.

Effective January 1, 2001, SAFECO adopted SFAS 133, as amended. All derivatives, whether designated anew in hedging relationships on January 1, 2001 or not, are required to be recorded on the balance sheet at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability (fair value hedge), (b) a hedge of the exposure to variable cash flows of a forecasted transaction (cash flow hedge), or (c) a hedge of the foreign currency exposure of a net investment in foreign operation. Additional information on the impact of adoption of SFAS 133 is in Note 3.

FASB Statement 141, “Business Combinations”

The FASB issued Statement 141 (SFAS 141), “Business Combinations” in July 2001. This statement changes the approach companies use to account for a business combination. It eliminates the pooling-of-interests method of accounting for business combinations and further clarifies the criteria to recognize intangible assets separately from goodwill. The requirements of SFAS 141 are effective for any business combination completed after June 30, 2001. SAFECO adopted this statement effective July 1, 2001 with no impact on its financial statements.

FASB Statement 142, “Goodwill and Other Intangible Assets”

The FASB issued Statement 142 (SFAS 142), “Goodwill and Other Intangible Assets” in July 2001. Under SFAS 142, goodwill and indefinite-lived intangible assets are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, companies are required to adopt SFAS 142 in fiscal years beginning after December 15, 2001. The Corporation will adopt SFAS 142 effective January 1, 2002. SAFECO does not expect the adoption of SFAS 142 to have a material impact on its financial statements.

FASB Statement 143, “Accounting for Asset Retirement Obligations”

The FASB issued Statement 143 (SFAS 143), “Accounting for Asset Retirement Obligations” in August 2001. This standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The standard is effective for fiscal years beginning after June 15, 2002. The Corporation will adopt SFAS 143 effective January 1, 2003. SAFECO does not expect the adoption of this statement to have a material impact on its financial statements.

FASB Statement 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”

The FASB issued Statement 144 (SFAS 144), “Accounting for the Impairment or Disposal of Long-Lived Assets” in October 2001. The FASB’s new rules on asset impairment supersede FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and

provide a single accounting model for long-lived assets to be disposed of. The standard is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years, with early application encouraged. The Corporation will adopt SFAS 144 effective January 1, 2002. SAFECO does not expect the adoption of this statement to have a material impact on its financial statements.

NOTE 2 — INVESTMENTS

Fixed Maturities and Marketable Equity Securities

The following is a summary of fixed maturities and marketable equity securities.

	Cost or	Gross	Gross	Net
	Amortized	Unrealized	Unrealized	Unrealized	Fair
DECEMBER 31, 2001	Cost	Gains	Losses	Gain	Value

Fixed Maturities
U.S. Government & Agencies	$1,408.1	$146.3	$(2.1)	$144.2	$1,552.3
State and Political Subdivisions	2,887.1	278.5	(23.4)	255.1	3,142.2
Foreign Governments	290.8	59.7	(0.1)	59.6	350.4
Corporate Securities	11,508.8	430.7	(300.4)	130.3	11,639.1
Mortgage-Backed Securities	4,582.3	203.6	(25.8)	177.8	4,760.1

Total Fixed Maturities	20,677.1	1,118.8	(351.8)	767.0	21,444.1
Marketable Equity Securities	940.5	714.0	(58.1)	655.9	1,596.4

Total	$21,617.6	$1,832.8	$(409.9)	$1,422.9	$23,040.5

	Cost or	Gross	Gross	Net
	Amortized	Unrealized	Unrealized	Unrealized	Fair
DECEMBER 31, 2000	Cost	Gains	Losses	Gain (Loss)	Value

Fixed Maturities
U.S. Government & Agencies	$1,582.5	$178.4	$(4.7)	$173.7	$1,756.2
State and Political Subdivisions	2,916.6	315.9	(12.0)	303.9	3,220.5
Foreign Governments	303.6	52.2	(1.2)	51.0	354.6
Corporate Securities	11,240.5	261.7	(477.4)	(215.7)	11,024.8
Mortgage-Backed Securities	4,344.9	149.6	(20.4)	129.2	4,474.1

Total Fixed Maturities	20,388.1	957.8	(515.7)	442.1	20,830.2
Marketable Equity Securities	875.9	996.3	(56.8)	939.5	1,815.4

Total	$21,264.0	$1,954.1	$(572.5)	$1,381.6	$22,645.6

Fixed Maturities by Maturity Date

The cost or amortized cost and fair value of fixed maturities at December 31, 2001, by contractual years-to-maturity, are presented below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

	Cost or
	Amortized	Fair
DECEMBER 31, 2001	Cost	Value

One Year or Less	$598.4	$608.3
Over One Year Through Five Years	4,067.4	4,191.0
Over Five Years Through Ten Years	2,438.0	2,515.3
Over Ten Years	8,991.0	9,369.4
Mortgage-Backed Securities	4,582.3	4,760.1

Total Fixed Maturities	$20,677.1	$21,444.1

The following summarizes the components of Accumulated Other Comprehensive Income included in the Consolidated Balance Sheets:

DECEMBER 31	2001	2000*	1999

Fixed Maturities & Marketable Equity Securities+	$1,422.9	$1,381.6	$604.0
Foreign Currency and Other Adjustments†	(9.4)	(11.2)	(10.4)
Deferred Policy Acquisition Costs Valuation Allowance‡	(9.3)	—	(0.2)
Deferred Income Taxes	(487.4)	(475.5)	(203.7)

Accumulated Other Comprehensive Income	$916.8	$894.9	$389.7

*	Effective October 1, 2000, the fixed maturities held-to-maturity portfolio was reclassified to available-for-sale.

+	Related income tax expense: $494.0, $479.4 and $207.4.

†	Related income tax benefit: $3.3, $3.9 and $3.6.

‡	Related income tax benefit: $3.3, $0.0 and $0.1.

The following analysis summarizes the changes in unrealized appreciation (depreciation) on investment securities (includes fixed maturities held-to-maturity and available-for-sale):

DECEMBER 31	2001	2000*	1999

CHANGE IN UNREALIZED APPRECIATION (DEPRECIATION)
Fixed Maturities and Marketable Equity Securities	$41.3	$777.6	$(1,655.7)
Foreign Currency and Other Adjustments	1.8	(0.8)	1.0
Deferred Policy Acquisition Costs Valuation Allowance	(9.3)	0.2	48.9
Deferred Income Taxes	(11.9)	(271.8)	561.9

Change in Unrealized Appreciation (Depreciation)	$21.9	$505.2	$(1,043.9)

*	Effective October 1, 2000, the fixed maturities held-to-maturity portfolio was reclassified to available-for-sale.

Net Investment Income

The following is a summary of net investment income.

YEAR ENDED DECEMBER 31	2001	2000	1999

Interest
Fixed Maturities	$1,450.6	$1,478.5	$1,429.5
Mortgage Loans	68.3	65.6	57.6
Short-Term Investments	43.4	27.1	19.5
Dividends
Marketable Equity Securities	38.2	47.6	53.1
Redeemable Preferred Stock	24.1	24.3	21.1
Other Investment Income	36.6	1.7	14.5

Total Investment Income	1,661.2	1,644.8	1,595.3
Investment Expenses	(11.9)	(11.3)	(7.0)

Net Investment Income	$1,649.3	$1,633.5	$1,588.3

The carrying value of investments in fixed maturities and mortgage loans that have not produced income for the last twelve months is less than 1% of the total of such investments at December 31, 2001.

Realized Investment Gains (Losses)

YEAR ENDED DECEMBER 31	2001	2000	1999

REALIZED INVESTMENT GAINS (LOSSES)*
Fixed Maturities	$(35.5)	$(51.1)	$(0.2)
Marketable Equity Securities	142.6	190.6	82.8
Financial Instruments	(14.1)	—	—
Investment Real Estate	—	—	35.1

Realized Investment Gain Before Income Taxes	93.0	139.5	117.7
Applicable Income Taxes	(31.5)	(49.1)	(41.2)

Realized Investment Gain	$61.5	$90.4	$76.5

*	Amounts include investment write-downs of $126.8, $35.7 and $0.6, pretax, for the years ended December 31, 2001, 2000 and 1999, respectively.

The proceeds from sales of investment securities and related gains (losses) for 2001 are as follows:

	Fixed
	Maturities	Marketable
	Available-	Equity	Financial
YEAR ENDED DECEMBER 31, 2001	For-Sale	Securities	Instruments

Proceeds from Sales	$2,418.0	$437.6	$—

Gross Realized Gains	$86.5	$194.7	$—
Gross Realized Losses	(31.9)	(24.2)	(7.8)

Realized Gains (Losses)	54.6	170.5	(7.8)
Write-downs	(98.4)	(28.4)	—
Other, Including Gains (Losses) on Calls and Redemptions	8.3	0.5	(6.3)

Total Realized Gain (Loss)	$(35.5)	$142.6	$(14.1)

The proceeds from sales of investment securities and related gains (losses) for 2000 are as follows:

	Fixed	Fixed
	Maturities	Maturities	Marketable
	Available-	Held-To-	Equity
YEAR ENDED DECEMBER 31, 2000	For-Sale	Maturity	Securities

Proceeds from Sales	$2,265.4	$0.1	$661.7

Gross Realized Gains	$47.5	$—	$268.5
Gross Realized Losses	(82.1)	—	(77.9)

Realized Gains (Losses)	(34.6)	—	190.6
Write-downs	(35.7)	—	—
Other, Including Gains on Calls and Redemptions	19.2	—	—

Total Realized Gain (Loss)	$(51.1)	$—	$190.6

The proceeds from sales of investment securities and related gains (losses) for 1999 are as follows:

	Fixed	Fixed
	Maturities	Maturities	Marketable
	Available-	Held-To-	Equity
YEAR ENDED DECEMBER 31, 1999	For-Sale	Maturity	Securities

Proceeds from Sales	$3,715.4	$6.3	$298.1

Gross Realized Gains	$90.0	$—	$111.0
Gross Realized Losses	(85.8)	(6.3)	(28.2)

Realized Gains (Losses)	4.2	(6.3)	82.8
Write-downs	(0.6)	—	—
Other, Including Gains on Calls and Redemptions	2.5	—	—

Total Realized Gain (Loss)	$6.1	$(6.3)	$82.8

The 2000 and 1999 sales of fixed maturities held-to-maturity were made due to evidence of significant deterioration in the bond issuer’s creditworthiness.

The following table summarizes SAFECO’s allowance for mortgage loan losses:

DECEMBER 31	2001	2000	1999

Allowance at Beginning of Year	$10.8	$10.8	$11.2
Loans Charged-off as Uncollectible	(0.3)	—	(0.4)

Allowance at End of Year	$10.5	$10.8	$10.8

These allowances relate to mortgage loan investments ($924.2 and $823.0 at December 31, 2001 and 2000, respectively), the majority of which are held by SAFECO Life Insurance Company. The total investment in impaired loans was less than $1.0 at December 31, 2001 and 2000.

NOTE 3 — FINANCIAL INSTRUMENTS

Fair value amounts of financial instruments have been determined using available market information and appropriate valuation methodologies including discounted cash flows, as appropriate for the various financial instruments. Considerable judgment is required in developing certain of the estimates of fair value. They are not necessarily indicative of the amounts that could be realized in a current market exchange.

Fair value amounts for fixed maturities and marketable equity securities were determined using market prices for publicly traded securities. SAFECO’s investment portfolio includes approximately $297.0 and $403.8 of fixed maturities at December 31, 2001 and 2000, respectively that are not publicly traded. Fair values for these securities have been estimated using quoted market prices of comparable instruments and/or internally prepared valuations using third party modeling tools.

The fair values for mortgage loans have been estimated by discounting the projected cash flows using the current rate at which loans would be made to borrowers with similar credit ratings and for the same maturities.

For cash, short-term investments, accounts receivable, policy loans and other liabilities, carrying value is a reasonable estimate of fair value.

The fair values of investment contracts (funds held under deposit contracts) with defined maturities are estimated by discounting projected cash flows using rates that would be offered for similar contracts with the same remaining maturities. For investment contracts with no defined maturities, fair values are estimated to be the present surrender value.

The carrying values of the Corporation’s commercial paper, as well as other debts that have variable interest rates, are reasonable estimates of fair value. The fair values of the 7.875% Medium-Term notes, the 7.875% notes, the 6.875% notes and the Capital Securities are estimated based on quotes from broker/dealers who make markets in similar securities.

The fair values of the derivative financial instruments generally represent the estimated amounts that SAFECO would expect to receive or pay upon termination of the contracts at the reporting date. Quoted fair values are available for most derivatives. For derivative financial instruments not actively traded, fair values are estimated using values obtained from independent pricing services, internal modeling or quoted market prices of comparable instruments.

Other insurance-related financial instruments are exempt from fair value disclosure requirements.

Fair values of financial instruments are as follows:

DECEMBER 31	2001		2000

	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

FINANCIAL ASSETS
Fixed Maturities	$21,444.1	$21,444.1	$20,830.2	$20,830.2
Marketable Equity Securities	1,596.4	1,596.4	1,815.4	1,815.4
Mortgage Loans	924.2	928.0	823.0	792.0
Separate Account Assets	1,208.1	1,208.1	1,275.1	1,275.1
Derivative Financial Instruments
Interest Rate Swaps	49.8	49.8	—	2.3
Options/Futures	11.9	11.9	0.4	0.4
FINANCIAL LIABILITIES
Funds Held Under Deposit Contracts	14,624.2	14,314.0	14,085.7	13,977.0
Commercial Paper	299.0	299.0	349.8	349.8
7.875% Medium Term Notes Due 2003	323.0	323.0	300.0	305.0
7.875% Notes Due 2005	200.0	207.0	200.0	203.0
6.875% Notes Due 2007	200.0	196.0	200.0	193.0
Other Debt	74.6	76.0	80.7	80.0
Separate Account Liabilities	1,208.1	1,208.1	1,275.1	1,275.1
Derivative Financial Instruments
Single Credit Default Swaps	10.4	10.4	—	—
Interest Rate Swaps	18.0	18.0	—	3.9
Options/Futures	47.1	47.1	—	—
Capital Securities	843.4	721.0	843.0	700.0

Derivative Financial Instruments

SAFECO uses derivative financial instruments, including interest rate swaps, options, forward contracts and financial futures, as a means of hedging exposure to equity price changes and/or interest rate risk on anticipated transactions or existing assets and liabilities. The Corporation’s insurance subsidiaries do not hold or issue derivative instruments for trading purposes.

These derivative financial instruments have off-balance sheet risk. Derivative financial instruments with off-balance sheet risk involve, to varying degrees, elements of credit and market risk in excess of the amount recognized on the consolidated balance sheet. The contract or notional amounts of these instruments reflect the extent of involvement SAFECO has in a particular class of derivative financial instrument. However, the maximum loss of cash flow associated with these instruments can be less than these amounts. For interest rate swaps, forward contracts and financial futures, credit risk is limited to the amount that it would cost SAFECO to replace the contract. SAFECO is the writer of option contracts and as such has no credit risk since the counterparty has no performance obligation after it has paid a premium.

SAFECO monitors the creditworthiness of counterparties to these derivative financial instruments by using criteria of acceptable risk that are consistent with on-balance sheet derivative financial instruments. The controls include credit approvals, limits and other monitoring procedures.

SAFECO’s consolidated investments in mortgage-backed securities of $4,760.1 at market value at December 31, 2001 ($4,474.1 at December 31, 2000) are primarily residential collateralized mortgage obligations (CMOs), pass-throughs and commercial loan-backed mortgage obligations (CMBS). CMOs and CMBS, while technically defined as derivative instruments, are exempt from derivative disclosure requirements. SAFECO’s investment in CMOs and CMBS comprised of the riskier, more volatile type (e.g., principal only, inverse floaters, etc.) has been intentionally limited to only a small amount — less than 1% of total mortgage-backed securities at both December 31, 2001 and 2000.

The Corporation entered into interest rate swap agreements to reduce the impact of changes in interest rates. The interest rate swap agreements provide only for the exchange of interest on the notional amount at the stated rates, with no multiplier or leverage.

The Corporation has two interest rate swap agreements outstanding with notional amounts totaling $300.0 ($150.0 each) that replace variable rates with fixed rates of 5.9% at December 31, 2001 and 2000. The two swaps were entered into in December 1997 and mature in December 2002 and December 2007. The estimated fair value of the liability for these interest rate swaps at December 31, 2001 and 2000 was $13.6 and $3.9, respectively. These interest rate swaps are classified as cash flow hedges in accordance with SFAS 133. See discussion below regarding the impact of SFAS 133 on these interest rate swaps.

The Corporation also has interest rate swap agreements outstanding with notional amounts totaling $300.0 ($150.0 each) that replace fixed rates with variable rates at 65.03 basis points over the 90-day LIBOR rate. These swaps were entered into in March 2000 and mature in March 2003. The estimated fair value of the assets for these interest rate swaps at December 31, 2001 and 2000 was $23.0 and $8.9, respectively. These interest rate swaps are classified as fair value hedges in accordance with SFAS 133. See discussion below regarding the impact of SFAS 133 on these interest rate swaps.

There were no material swap terminations in 2001, 2000 or 1999. The net interest accrued under these agreements is recorded as an adjustment to interest expense. Exposure to credit risk relating to interest rate swaps is the risk that the counterparty will be unable to perform its obligations. This risk is mitigated through credit review, approval controls and by entering into agreements with only highly rated counterparties.

As a result of adopting SFAS 133 on January 1, 2001 and in accordance with the transition provisions, SAFECO recorded a loss of $3.2 ($2.1 after-tax or $0.02 per share), which represents the cumulative effect of the adoption in the Consolidated Statements of Income (Loss). In addition, the Corporation also recorded a loss of $3.0 ($1.9 after-tax) to accumulated other comprehensive income (AOCI) related to the adoption impact of SFAS 133.

SAFECO formally documents all relationships between the hedging instruments and hedged items, as well as its risk-management objectives and strategies for undertaking various hedge transactions. SAFECO links all hedges that are designated as fair value hedges to specific assets or liabilities on the balance sheet. SAFECO links all hedges that are designated as cash flow hedges to forecasted transactions. SAFECO also assesses, both at the inception of the hedge and on an on-going basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. When it is determined that a derivative is not highly effective as a hedge, SAFECO discontinues hedge accounting prospectively. No fair value hedges or cash flow hedges were not recognized or discontinued during the year ended December 31, 2001.

SAFECO’s derivatives and hedges are described further below:

Fair Value Hedges

SAFECO uses interest rate swaps to offset the change in value of certain fixed rate assets and liabilities. In calculating the effective portion of the fair value hedges, the changes in the fair value of the hedge and the hedged item are recognized in realized gains in the Consolidated Statements of Income (Loss). Differences between the changes in the fair value of the hedge and the hedged item represent hedge ineffectiveness and are recognized in realized gain or loss. Fair value hedge ineffectiveness resulted in a gain of $4.0 for the year ended December 31, 2001. At January 1, 2001, the cumulative effect of the adoption of SFAS 133 related to fair value hedges was a loss of $2.6 ($1.7 after-tax). This cumulative loss at adoption was reported as the cumulative effect of change in accounting principle reported in the Consolidated Statements of Income (Loss).

Cash Flow Hedges

SAFECO also uses interest rate swaps to hedge the variability of future cash flows associated with variable rate assets and debt. The changes in the fair value of the hedge and the related interest are recognized in AOCI. Differences between the changes in the fair value of the hedge and the hedged items represent hedge ineffectiveness and are recognized in interest expense. Cash flow hedge ineffectiveness related to continuing operations resulted in a decrease of $0.3 to interest expense for 2001. At January 1, 2001, the cumulative effect of the adoption of SFAS 133 was a loss of $3.0 ($1.9 after-tax) and was recorded to AOCI. At December 31, 2001, AOCI included a loss of $1.5 ($1.0 after-tax) for the changes in fair value of cash flow hedges. The Corporation estimates that $13.3 of derivative instrument and hedging activity gains included in AOCI will be reclassified into earnings during the next twelve months.

For the seven months ended July 31, 2001, a loss of $1.4, related to cash flow hedge ineffectiveness was included in Income from Discontinued Credit Operations.

Other Derivatives

SAFECO Credit owned a number of derivatives (swaptions) that did not qualify for hedge treatment as defined under SFAS 133. Changes in the fair value of the swaptions were recognized in interest expense. For the seven months ended July 31, 2001 a loss of $0.1 was reported as an increase to interest expense for discontinued operations. SAFECO Credit’s operating results have been reported as discontinued operations on the Consolidated Statements of Income (Loss). At January 1, 2001, the cumulative effect of the adoption of SFAS 133 related to the swaptions was a loss of $0.6 ($0.4 after-tax). This cumulative loss at adoption was reported as the cumulative effect of change in accounting principle reported in the Consolidated Statements of Income (Loss). As described further in Note 11 the Corporation completed the sale of SAFECO Credit to GECC on August 15, 2001. These derivatives were transferred to GECC as part of the sale of SAFECO Credit to GECC.

In 1997, SAFECO introduced an equity indexed annuity (EIA) product that credits the policyholder based on a percentage of the gain in the S&P 500 Index. SAFECO has a hedging program with the objective to hedge the exposure to changes in the S&P 500 Index. The program consists of buying and writing S&P 500 options, buying Treasury interest rate futures and trading S&P 500 futures and swaps. Sales of the EIA product were suspended in the fourth quarter of 1998. As permitted under a grandfathering clause in SFAS 133, SAFECO elected not to apply the fair value adjustment requirement of this statement to the embedded derivatives contained in the liability related to EIA products sold prior to January 1, 1999. The change in fair value of the options, futures and swaps used to hedge the EIA liability is recognized as an adjustment to realized investment gain in the Consolidated Statements of Income (Loss). For 2001, SAFECO recognized losses of $0.3 on these options, futures and swaps.

The Corporation’s wholly-owned subsidiary, SAFECO Financial Products (SFP) was incorporated in 2000, to write S&P 500 index options to mitigate the risk associated with the equity indexed annuity. Due to the success of this activity, SFP engaged in limited trading for its own account in 2001 by focusing on selling credit protection through single credit default swaps and investing in convertible bonds. SFP’s activities are not designed as hedging activities. Consequently, both changes in the fair values of these instruments and any realized gain or loss are recognized in current income. Income before realized loss was $6.7 and $2.3 for 2001 and 2000, respectively. Realized loss was $18.2 for 2001 including the $7.8 loss from the Enron single credit default swap. There were no realized gains or losses in 2000.

NOTE 4 — PROPERTY & CASUALTY LOSS RESERVES

Unpaid losses and loss adjustment expenses (LAE) represent the estimated reserves for claims reported plus losses incurred but not reported (IBNR) and the related LAE. Although considerable variability is inherent in such estimates, SAFECO believes that the liability for unpaid losses and LAE is adequate as of December 31, 2001. The process of estimating claim reserves is complex and imprecise due to a number of variables. These variables are affected by both internal and external events such as changes in claims handling procedures, trends in loss costs, inflation, judicial trends and legislative changes. Many of these items are difficult to quantify, particularly on a prospective basis. Additionally, there may be significant lags between the occurrence of the insured event and the time it is actually reported to the insurer. SAFECO continually refines reserve estimates in a regular ongoing process as experience develops and further claims are reported and settled. SAFECO reflects adjustments to reserves in the results of operations in the periods in which the estimates are changed. In establishing reserves, SAFECO takes into account estimated recoveries for reinsurance, salvage and subrogation.

Property & Casualty Loss Reserve Strengthening

During the third quarter 2001, SAFECO completed a review of Property & Casualty’s loss reserve adequacy. As a result of this review, which included an independent actuarial study, Property & Casualty increased reserves by $240.0, pretax. The $240.0 reserve addition related to Property & Casualty segments as follows: $65.0 for Business Insurance, $90.0 for Commercial Insurance, and $85.0 in the Other lines of business. The Other lines include the discontinued reinsurance operation SAFECO acquired when it purchased American States in 1997. The $240.0 reserve addition relates to recent developments in prior year claims as follows: $80.0 for workers’ compensation, $90.0 for construction defect and $70.0 for other coverages including asbestos and environmental.

In the case of workers’ compensation, the $80.0 is due to unexpected development of prior year claims and continued increases in medical costs. This includes the impact of administrative rulings that have recently been more favorable to plaintiffs’ claims for compensation, particularly in the states of California and Florida.

The estimation of liabilities related to construction defect and asbestos and environmental claims is subject to greater subjectivity than for other claims. SAFECO’s reserve review noted the continued emergence of adverse loss experience for construction defect and asbestos and environmental claims due to newly emerging trends in the disposition of such cases. As a result of the review, management concluded that ultimate losses for these lines will be higher in the range of possible outcomes than previously estimated.

The $90.0 increase in construction defect reserves is due to continued adverse development on prior year claims and the expansion of the number of claims in states outside California. Recent state courts’ rulings have expanded the number of potential claims beyond those contemplated by SAFECO’s original estimate.

The $70.0 increase in reserves for Other lines, including asbestos and environmental claims, relates to the anticipated increase in asbestos claims relating primarily to the discontinued reinsurance operations acquired in the American States purchase. Consistent with recent insurance industry experience, trends observed include an expansion of defendants to include smaller and more peripheral firms such as installers in addition to asbestos manufacturers and producers.

The review of loss reserve adequacy concluded that personal lines reserves were adequate.

To mitigate the capital impact of the reserve strengthening, the Corporation contributed $250.0 of capital to Property & Casualty on September 28, 2001. The source of the capital contribution was the proceeds from the sale of SAFECO Credit.

The following is a summary of the activity related to SAFECO’s property and casualty insurance companies’ reserves for losses and LAE. The year-end reserve amounts below are net of related reinsurance recoverables of $415.9, $343.6 and $309.5 for 2001, 2000 and 1999, respectively.

DECEMBER 31	2001	2000	1999

Loss and LAE Reserves at Beginning of Year	$4,269.1	$4,069.1	$3,966.3

Incurred Loss and LAE for Claims Occurring in the Current Year	3,619.1	3,621.7	3,353.0
Increase in Estimated Loss and LAE for Claims Occurring in Prior Years	345.1	148.3	78.8

Total Incurred Loss and LAE	3,964.2	3,770.0	3,431.8

Loss and LAE Payments for Claims Occurring During
Current Year	1,976.8	2,059.3	1,926.4
Prior Years	1,618.7	1,510.7	1,402.6

Total Loss and LAE Payments	3,595.5	3,570.0	3,329.0

Total Loss and LAE Reserves at End of Year	$4,637.8	$4,269.1	$4,069.1

The amounts above do not include SAFECO’s life subsidiaries’ loss reserves for accident and health claims, as these amounts are not material in relation to consolidated loss and LAE reserves. In addition, the majority of these claims are incurred and paid in full within a one-year period.

Property & Casualty operations in 2001 were charged $345.1 from increases in estimated loss and LAE for claims occurring in prior years. These increases included $142.6 in workers’ compensation, $132.8 in general liability, as well as $21.6 in homeowners, $23.1 in commercial auto and $25.0 in all other lines. This adverse development includes the $240.0 of loss reserve strengthening discussed earlier.

Property & Casualty operations in 2000 were charged $148.3 from increases in estimated loss and loss and LAE for claims occurring in prior years. These increases were due to adverse development within commercial operations in workers’ compensation ($50.9), general liability ($44.4), commercial auto ($23.5) and in other lines of business ($29.5) as the costs of settling claims increased. Workers’ compensation development was due to continued adverse development of prior reported claims as well as IBNR reserve additions. General liability development was due primarily to continued adverse development of construction defect claims related to the SAFECO Business Insurance operation. Commercial auto development was due to higher than expected loss costs in commercial operations on prior reported claims.

Property & Casualty operations in 1999 were charged $78.8 from increases in estimated loss and LAE for claims occurring in prior years, primarily in construction defect, asbestos and environmental, and workers’ compensation. For both construction defect and asbestos and environmental, increased reserve estimates resulted from higher than expected reported claims in 1999. The increased reserve estimates for workers’ compensation resulted from SAFECO’s re-evaluation of loss exposures on claims related to larger commercial insureds and to an upturn in medical costs and less favorable workers’ compensation legislation.

NOTE 5 — REINSURANCE

SAFECO’s insurance subsidiaries use treaty and facultative reinsurance to help manage exposures to loss. The availability and cost of reinsurance are subject to prevailing market conditions, both in terms of price and available capacity.

Although the reinsurer is liable to SAFECO to the extent of the reinsurance ceded, SAFECO remains primarily liable to the policyholder as the direct insurer on all risks reinsured. SAFECO evaluates the financial condition of its reinsurers to minimize its exposure to losses from reinsurer insolvencies. The magnitude of recent losses in the reinsurance industry is expected to impact the financial strength of reinsurers which may result in collectibility or recoverability issues. However, to SAFECO’s knowledge, none of its reinsurers is currently experiencing financial difficulties. SAFECO’s business is not substantially dependent upon any single reinsurance account.

Because the amount of reinsurance recoverables can vary depending on the size of an individual loss or, in some cases, the aggregate amount of all losses in a particular line of business, the exact amount of the reinsurance recoverables is not known until all losses are settled. As a result, SAFECO must estimate the amount of reinsurance recoverables it anticipates receiving based on the terms of the reinsurance contract and historical reinsurance recovery information.

SAFECO’s insurance subsidiaries do not enter into retrospective reinsurance contracts and do not participate in any unusual or nonrecurring reinsurance transactions such as “swaps” of reserves or loss portfolio transfers. SAFECO does not use funding covers and does not participate in any surplus relief transactions.

Reinsurance recoverables are comprised of the following amounts at December 31:

DECEMBER 31	2001	2000

PROPERTY & CASUALTY INSURANCE
Reinsurance Recoverables on
Unpaid Loss and LAE Reserves	$415.9	$343.6
Paid Losses and LAE	17.2	18.9
LIFE INSURANCE
Reinsurance Recoverables on
Policy and Contract Claim Reserves	2.5	3.2
Paid Claims	2.5	2.9
Life Policy Liabilities	85.1	93.1

Total Reinsurance Recoverables	$523.2	$461.7

The unearned premium liability is presented before the effect of reinsurance. The reinsurance amounts related to the unearned premium liability are included with other assets in the balance sheets and totaled $40.4 and $60.9 at December 31, 2001 and 2000, respectively.

The effects of reinsurance are netted against the insurance revenue and loss amounts in the Consolidated Statements of Income (Loss). These amounts are as follows:

YEAR ENDED DECEMBER 31	2001	2000	1999

Property & Casualty Insurance Ceded Earned Premiums	$151.5	$163.0	$164.4
Life Insurance Ceded Earned Premiums	34.6	32.7	25.8

Total Ceded Earned Premiums	$186.1	$195.7	$190.2

Property & Casualty Insurance Ceded Losses and LAE	$130.5	$105.3	$147.3
Life Insurance Ceded Policy Benefits	13.2	35.6	11.8

Total Ceded Losses, LAE and Policy Benefits	$143.7	$140.9	$159.1

Reinsurance premiums ceded on a written basis are approximately equal to the ceded earned premiums disclosed above. Reinsurance premiums assumed are insignificant.

NOTE 6 — INCOME TAXES

SAFECO uses the liability method of accounting for income taxes under which deferred tax assets and liabilities are determined based on the differences between their financial reporting and their tax bases and are measured using the enacted tax rates.

Differences between income tax computed by applying the U.S. Federal income tax rate of 35% to income (loss) before income taxes and the consolidated provision (benefit) for income taxes are as follows:

YEAR ENDED DECEMBER 31	2001	2000	1999

Computed “Expected” Tax Expense (Benefit)	$(494.7)	$48.8	$108.4
Write-Off of Goodwill	137.7	—	—
Tax-Exempt Municipal Bond Income	(54.1)	(58.2)	(85.6)
Dividends Received Deduction	(10.1)	(11.9)	(13.3)
Proration Adjustment	8.2	9.0	12.5
Other	0.2	5.0	5.1

Consolidated Provision (Benefit) for Income Taxes	$(412.8)	$(7.3)	$27.1

The tax effects of temporary differences which give rise to the deferred tax assets and deferred tax liabilities at December 31, 2001 and 2000 are as follows:

DECEMBER 31	2001	2000

DEFERRED TAX ASSETS
Goodwill	$237.8	$—
Discounting of Loss and Loss Adjustment Expense Reserves	228.1	254.9
Unearned Premium Liability	131.3	127.3
Adjustment to Life Policy Liabilities	71.9	54.0
Capitalization of Life Policy Acquisition Costs	84.3	84.9
Impaired Security Write-downs	58.5	18.2
Postretirement Benefits	44.3	40.0
Nondeductible Accruals	25.3	29.1
Alternative Minimum Tax Carryforward	—	35.4
Net Operating Loss Carryforward	218.5	73.2
Other	63.1	52.0

Total Deferred Tax Assets	1,163.1	769.0

DEFERRED TAX LIABILITIES
Deferred Policy Acquisition Costs	222.6	212.1
Bond Discount Accrual	46.5	35.5
Accelerated Depreciation	16.6	17.0
Unrealized Appreciation of Investment Securities, Derivative Financial Instruments, Deferred Policy Acquisition Cost Valuation Allowance and Foreign Currency Adjustment	497.7	478.7
Other	60.7	92.9

Total Deferred Tax Liabilities	844.1	836.2

Net Deferred Tax Asset (Liability)	$319.0	$(67.2)

The following table reconciles the deferred tax expense (benefit) in the Consolidated Statements of Income (Loss) to the net change in the deferred tax liability in the Consolidated Balance Sheets:

DECEMBER 31	2001	2000	1999

Deferred Tax Benefit	$(405.2)	$(46.9)	$(40.0)
Deferred Tax Changes Reported in Shareholders’ Equity
Increase (Decrease) in Liability Related to Unrealized Appreciation (Depreciation) of Investment Securities, Derivative Financial Instruments, Deferred Policy Acquisition Cost Valuation Allowance and Foreign Currency Adjustment	19.0	270.9	(562.2)

Increase (Decrease) in Net Deferred Tax Asset or Liability	$(386.2)	$224.0	$(602.2)

NOTE 7 — DEBT AND CAPITAL SECURITIES

The total amount, current portions, interest rates and maturities of debt and capital securities at December 31 are as follows:

DECEMBER 31	2001		2000

	Total	Current	Total	Current

Commercial Paper, Interest Rates at December 31:
Range: 2.5% to 3.3%; 7.0% to 7.9% Weighted Average: 3.0%; 7.1%	$299.0	$299.0	$349.8	$349.8
7.875% Medium-Term Notes Due 2003	323.0	—	300.0	—
7.875% Notes Due 2005	200.0	—	200.0	—
6.875% Notes Due 2007	200.0	—	200.0	—
Medium-Term Notes, Due 2002 and 2003; Weighted-Average Interest Rates at December 31: 7.1%; 7.1%	50.0	42.9	50.0	—
Notes and Loans Payable; Weighted-Average Interest Rates at December 31: 7.7%; 7.4%	24.6	5.9	30.7	6.5

Total Debt (Excluding Capital Securities)	1,096.6	347.8	1,130.5	356.3
8.072% Capital Securities Due 2037	843.4	—	843.0	—

Total Debt and Capital Securities	$1,940.0	$347.8	$1,973.5	$356.3

Aggregate annual principal installments payable under these obligations for each of the five years subsequent to 2001 are as follows: 2002 — $347.8; 2003 — $311.9; 2004 — $5.4; 2005 — $200.8; and 2006 — $0.8.

Debt

At December 31, 2001, the Corporation had commercial paper borrowings outstanding of $299.0. The maximum amount of commercial paper outstanding during 2001 was $449.0 and the average amount outstanding during the year was $289.3. The weighted-average interest rate for the year was 5.2%.

The Corporation entered into interest rate swap agreements to reduce the impact of changes in interest rates. The interest rate swap agreements provide only for the exchange of interest on the notional amount at the stated rates, with no multiplier or leverage. The Corporation has two interest rate swap agreements outstanding with notional amounts totaling $300.0 ($150.0 each) that replace variable rates with fixed rates of 5.9% at December 31, 2001 and 2000. The two swaps were entered into in December 1997 and mature in December 2002 and December 2007.

In March 2000, SAFECO issued $300 of medium-term notes at 7.875% which mature in March 2003. The Corporation also has interest rate swap agreements outstanding with notional amounts totaling $300.0 ($150.0 each) that replace fixed rates with variable rates at 65.03 basis points over the 90-day LIBOR rate. These swaps were entered into in March 2000 and mature in March 2003.

There were no material swap terminations in 2001, 2000, or 1999. The net interest accrued under these agreements is recorded as an adjustment to interest expense. Exposure to credit risk relating to interest rate swaps is the risk that the counterparty will be unable to perform its obligations. This risk is mitigated through credit review, approval controls and by entering into agreements with only highly rated counterparties.

The Notes and Loans Payable include real estate mortgages which are collateralized by the related investment real estate buildings and property.

SAFECO has a bank credit facility available for $800.0. The five-year facility originated in 1997 and extends to September 2002. There were no borrowings outstanding under this facility as of December 31, 2001 or 2000. The Corporation pays a fee to have the facility available and does not maintain deposits as compensating balances. This facility carries certain covenants that requires SAFECO to maintain a specified minimum level of shareholders’ equity and a maximum debt-to-capitalization ratio. As of December 31, 2001 and 2000, SAFECO was in compliance with all such covenants.

Capital Securities

On July 15, 1997, SAFECO Capital Trust I (Capital Trust), a consolidated wholly-owned subsidiary of SAFECO Corporation, issued $850.0 of 8.072% Corporation-Obligated, Mandatorily Redeemable Capital Securities (the Capital Securities). In connection with Capital Trust’s issuance of the Capital Securities and the related purchase by the Corporation of all of Capital Trust’s common securities (the Common Securities), SAFECO Corporation issued to Capital Trust the principal amount of $876.3 of its 8.072% Junior Subordinated Deferrable Interest Debentures, due July 15, 2037 (the Subordinated Debentures). The sole assets of Capital Trust are and will be the Subordinated Debentures and any interest due thereon. The interest and other payment dates on the Subordinated Debentures correspond to the distribution and other payment dates on the Capital Securities and the Common Securities. Distributions on the Capital Securities and the Common Securities are cumulative and payable semi-annually in arrears. The Subordinated Debentures and the related income effects are eliminated in SAFECO’s financial statements.

For federal income tax purposes, the Subordinated Debentures are classified as indebtedness. Accordingly, interest on the Subordinated Debentures is deductible at the federal statutory rate of 35%.

The Capital Securities are mandatorily redeemable on July 15, 2037, the same date the Subordinated Debentures are due. The Capital Securities may be redeemed, contemporaneously with the Subordinated Debentures, beginning in 2007, at a price of 104% of principal, with the call premium graded down to zero in 2017. The Corporation’s obligations under the Subordinated Debentures and related agreements, taken together, constitute a full and unconditional guarantee of payments due on the Capital Securities.

The Corporation has the right, at any time, to defer payments of interest on the Subordinated Debentures for up to five years. Consequently, the distributions on the Capital Securities and the Common Securities would be deferred (though such distributions would continue to accrue with interest since interest would accrue on the Subordinated Debentures during any such extended interest payment period). In no case may the deferral of payments and distributions extend beyond the stated maturity dates of the respective securities. The Corporation cannot pay dividends on its common stock during such deferments.

NOTE 8 — EMPLOYEE BENEFIT PLANS

The Corporation sponsors defined contribution and defined benefit plans covering substantially all employees. A bonus plan based on overall company profit, payable to employees based on compensation, is being replaced effective January 1, 2002. The replacement plan continues to be based on company profit but is payable to employees based on business unit profitability and individual performance. The defined contribution plans include 401(k) plans and profit-sharing retirement plans. SAFECO’s 401(k) plan has a matching component under which SAFECO contributes 66.6% of the employee’s contribution, up to 6% of compensation, for eligible employees. Employer matching contributions, as well as profit-sharing contributions, are made in cash. SAFECO’s Cash Balance Plan (CBP) is a defined benefit plan that provides benefits for each year of service after 1988, based on the employee’s compensation level plus a stipulated rate of return on the benefit balance. It is SAFECO’s policy to fund the CBP on a current basis to the full extent deductible under federal income tax regulations.

In addition, SAFECO provides certain healthcare and life insurance benefits (Other Post-Retirement Benefits or OPRB) for retired employees. Substantially all employees become eligible for these benefits if they reach retirement age while working for SAFECO. The cost of these benefits is shared by SAFECO and the retiree.

The following table summarizes the plan’s benefit obligations and assets and SAFECO’s net accrued benefit liabilities:

			Other Post-
	Pension Benefits (CBP)		Retirement Benefits

DECEMBER 31	2001	2000	2001	2000

CHANGE IN BENEFIT OBLIGATION
Benefit Obligation at Beginning of Year	$145.9	$143.9	$143.5	$135.0
Service and Interest Costs	16.9	16.7	15.6	15.3
Liability (Gain) Loss	0.7	2.8	(21.0)	(2.9)
Net Benefits Paid	(16.7)	(17.5)	(4.6)	(3.9)

Benefit Obligation at End of Year	146.8	145.9	133.5	143.5

CHANGE IN PLAN ASSETS
Fair value of Plan Assets at Beginning of Year	129.4	141.2	3.2	2.4
Actual Return on Plan Assets	2.1	4.2	0.1	0.1
Company Contributions	10.2	1.5	4.2	4.6
Benefits Paid	(16.7)	(17.5)	(4.6)	(3.9)

Fair Value of Plan Assets at End of Year	125.0	129.4	2.9	3.2

Funded Status of Plan	(21.8)	(16.5)	(130.6)	(140.3)
Unrecognized Net Actuarial (Gain) Loss	9.6	(0.6)	(2.9)	18.5
Unrecognized Prior Service Cost	—	—	6.7	7.6

Accrued Benefit Liabilities	$(12.2)	$(17.1)	$(126.8)	$(114.2)

Actuarial assumptions for the above disclosures are set forth in the following table:

DECEMBER 31	2001	2000	1999

PENSION BENEFITS
Discount Rate	7.25%	7.50%	7.50%
Expected Return on Plan Assets	9.00	9.00	9.00
Rate of Compensation Increases	5.00	6.00	6.00
OTHER POSTRETIREMENT BENEFITS
Discount Rate	7.25%	7.50%	7.50%

The cost of the plans discussed above (excluding OPRB’s) charged to income is as follows:

YEAR ENDED DECEMBER 31	2001	2000	1999

Defined Contribution — 401(k)	$16.0	$15.5	$15.0
Defined Contribution — (Profit Sharing)	14.5	14.3	14.0
Defined Benefit — (CBP)	5.4	4.4	2.7
Profit-Sharing and Other Incentive Bonuses	4.5	3.3	0.6

Total	$40.4	$37.5	$32.3

The following table summarizes other postretirement benefit costs:

YEAR ENDED DECEMBER 31	2001	2000	1999

Service Cost	$5.1	$5.4	$4.7
Interest Cost	10.5	9.9	8.0
Amortization	1.1	1.5	0.8

Total	$16.7	$16.8	$13.5

The accumulated postretirement benefit obligation at December 31, 2001 was determined using a healthcare cost trend rate of 9% for 2002, gradually decreasing to 5% in 2006 and remaining at that level thereafter. A 1% point increase (or decrease) in the assumed healthcare cost trend rate for each year would increase (or decrease) the accumulated other postretirement benefit obligation as of December 31, 2001 by $14.2 (or $11.9) and the annual net periodic other postretirement benefit cost for the year then ended by $2.4 (or $1.9).

NOTE 9 — STOCK INCENTIVE PLANS

The SAFECO Long-Term Incentive Plan of 1997 (the Plan) provides for the issuance of up to 6,000,000 shares of the Corporation’s common stock. Stock options, restricted stock rights (RSR), performance stock rights (PSR) and stock appreciation rights are authorized under the Plan. Stock options are granted at exercise prices not less than the fair market value of the stock on the date of the grant. The terms and conditions upon which options become exercisable may vary among grants; however, option rights expire no later than ten years from the date of grant.

The SAFECO Agency Stock Purchase Plan of 2000 (Agency Plan) provides for the issuance of up to 1,000,000 shares of the Corporation’s common stock to agents that meet certain eligibility requirements. Agents meeting the eligibility requirements can purchase the Corporation’s common stock at a discount off the close price on the purchase day. Common stock issued under the Agency Plan is held in a custodial account and restricted from sale, transfer or assignment during the two year restriction period. As of December 31, 2001, 41,826 shares had been purchased and were held in the custodial account.

At December 31, 2001 there were 3,446,152 shares of common stock reserved for future options and rights.

SAFECO continues to apply Accounting Principles Board (APB) Opinion 25 in accounting for its stock options, as allowed under FASB Statement 123. Under APB 25, because the exercise price of SAFECO’s employee stock options equals the fair market value of the underlying stock on the date of grant, no compensation expense is recognized. If compensation expense had been recorded using the fair value method described in Statement 123, SAFECO would have recognized additional expense in its Consolidated Statements of Income (Loss) by $4.4, $3.8 and $3.5 in 2001, 2000 and 1999, respectively. Basic and diluted income (loss) per share would also have been reduced by $0.03 for each of these years. The weighted-average fair value (at grant date) of options granted in 2001, 2000 and 1999 was $7, $6 and $9 per share, respectively. The fair values were estimated using the Black-Scholes option pricing model, with the following assumptions for 2001: risk-free interest rate of 4.5%, dividend yield of 2.5%, volatility factor of 35% and expected life of 4 years.

Changes in stock options for the three years ended December 31, 2001 are as follows:

	Options Outstanding

		Weighted
		Average Price
	Shares	Per Share

Balance December 31, 1998	1,947,317	$33.85
Granted	697,200	34.72
Exercised	(208,954)	23.43
Canceled	(37,625)	41.73

Balance December 31, 1999	2,397,938	34.89
Granted	726,000	20.47
Exercised	(61,009)	20.11
Canceled	(145,250)	33.14

Balance December 31, 2000	2,917,679	31.69
Granted	894,750	26.45
Exercised	(317,293)	23.74
Canceled	(710,902)	32.33

Balance December 31, 2001	2,784,234	$30.75

Information about stock options outstanding and exercisable at December 31, 2001 are as follows:

	Options Outstanding			Options Exercisable

		Remaining	Weighted-		Weighted
		Contractual	Average Price		Average Price
RANGE OF EXERCISE PRICES	Shares	Life (Years)	Per Share	Shares	Per Share

$20.00–25.56	911,160	8.1	$21.88	230,610	$20.99
26.75–31.75	899,368	7.1	27.97	274,118	28.72
$32.13–51.38	973,706	5.2	41.62	834,781	41.59

Total	2,784,234	6.8	$30.75	1,339,509	$35.41

RSR’s provide for the holder to receive a stated number of share rights if the holder remains employed for the stated number of years. PSR’s provide for the holder to receive a stated number of share rights if the holder attains certain specified performance goals within a stated performance cycle. Performance goals may include net income, return on equity, stock price appreciation and/or other criteria.

Matured RSR’s and earned PSR’s are issued in stock and/or paid in cash at the option of the holder based on the fair market value of SAFECO’s stock on the issue/payment date. During 2001, 2000 and 1999, $1.4, ($0.6) and $0.8, respectively, were charged to operations for the compensation element of restricted and performance stock rights. These expense amounts are determined based on variable plan accounting under APB 25. RSR’s compensation expense is charged to operations over the vesting period and PSR’s compensation expense is charged to operations when it is probable the performance goal will be achieved.

Changes in RSR’s and PSR’s for the three years ended December 31, 2001 are as follows:

Share Rights

Balance December 31, 1998	188,383
Awarded	114,725
Matured	(39,534)
Canceled	(1,250)

Balance December 31, 1999	262,324
Awarded	130,242
Matured	(41,581)
Canceled	(95,041)

Balance December 31, 2000	255,944
Awarded	110,591
Matured	(29,929)
Canceled	(167,494)

Balance December 31, 2001	169,112

NOTE 10 — COMMITMENTS AND CONTINGENCIES

SAFECO leases office space, commercial real estate and certain equipment under leases which expire at various dates through 2018. These leases are accounted for as operating leases. Minimum rental commitments for leases in effect at December 31, 2001 are as follows:

YEAR PAYABLE	Minimum Rentals

2002	$49.2
2003	50.6
2004	45.9
2005	41.4
2006	38.6
2007 and Thereafter	169.7

Total	$395.4

In addition, SAFECO has commitments under real estate construction and development contracts that total approximately $44.4 at December 31, 2001. Approximately $38.0 of this amount is expected to be paid in 2002.

The amount of rent charged to operations was $45.0, $43.0 and $36.0 for 2001, 2000 and 1999, respectively.

For information on environmental, asbestos and other toxic claim liabilities, see Note 4. For information on reinsurance, see Note 5.

NOTE 11 — DISCONTINUED OPERATIONS

SAFECO Credit Company, Inc.

SAFECO Credit provided loans and equipment financing and leasing to commercial businesses, insurance agents and affiliated companies. In March 2001 SAFECO announced its intention to sell SAFECO Credit. A plan of disposal was formalized establishing the measurement date as March 31, 2001; consequently, SAFECO Credit was accounted for as a discontinued operation, effective March 31, 2001.

On July 24, 2001, the Corporation announced that it had reached a definitive agreement to sell SAFECO Credit to General Electric Capital Corporation (GECC). On August 15, 2001, SAFECO completed the sale (effective July 31, 2001) of SAFECO Credit to GECC for total cash proceeds of $918.9, which included the repayment of loans to SAFECO Credit and settlement of other affiliated transactions between SAFECO Credit and the Corporation totaling $668.9. The sale resulted in net proceeds of $250.0 and a pretax gain of $97.0. The after-tax gain on the sale of $54.0 is reported in the Consolidated Statements of Income (Loss). The sale of SAFECO Credit was completed pursuant to the terms of an Amended and Restated Stock Purchase Agreement, dated as of July 23, 2001 by and among GECC, the Corporation and SAFECO Credit.

SAFECO Properties, Inc.

In 1998, SAFECO decided to divest itself of its real estate operations (SAFECO Properties) and most of the assets were sold in 1999. A few properties remain and most are expected to be sold in 2002. Income from the real estate subsidiary will continue to decline as the remaining assets are sold. At December 31, 2001, investment real estate held by SAFECO Properties totaled $42.9, less than one percent of SAFECO’s consolidated investments. Because the assets and operations are not material to the consolidated financial statements, they have not been reclassified as discontinued operations. In the Consolidated Statements of Income (Loss), revenues for SAFECO Properties are included in Other Revenues and related expenses are included in Other Expenses. For 2001, 2000 and 1999, these revenues totaled $10.4, $20.5 and $39.3 and expenses totaled $9.9, $16.7 and $32.1, respectively. SAFECO Properties’ income before realized gains and income taxes is included in the Corporate segment and totaled $0.5, $3.8 and $7.2, for 2001, 2000 and 1999, respectively.

NOTE 12 — RESTRUCTURING CHARGES

In July 2001, SAFECO announced that it would be eliminating approximately 1,200 jobs by the end of 2003 with half of the reductions expected to be completed by the end of 2001. Since the beginning of 2001 SAFECO’s total employment has declined by approximately 900, excluding the reduction due to the sale of SAFECO Credit. Positions being eliminated are in the corporate headquarters and regional property and casualty operations.

Restructuring charges and period costs associated with these changes are expected to total approximately $65 through 2002. This includes the pretax charge against earnings this year of $44.3 ($28.8 after tax). The remaining costs are expected to be incurred in 2002. These charges include estimated severance costs, stay bonuses, employee transfer costs, recruiting and training expenses, related consulting fees and certain office closure costs. Charges that meet the definition of exit costs include severance costs and lease termination costs. These have been recognized and accrued as a restructuring charge in accordance with accounting principles generally accepted in the United States. Other charges that do not meet the definition of exit costs have been expensed as restructuring charges in the period incurred. These period costs include stay bonuses, employee transfer costs, recruiting and training expenses, related consulting fees and certain office closure costs.

The activity related to the accrued restructuring charges at December 31, 2001 was as follows:

		Lease
		Termination
	Severance	and Other
DECEMBER 31, 2001	Costs	Costs	Total

Accrual	$13.0	$5.0	$18.0
Amounts Paid	(8.0)	(1.5)	(9.5)

Liability at End of Year	$5.0	$3.5	$8.5

Other related restructuring charges that have been expensed as incurred totaled $26.3. These costs are primarily comprised of employee transfer costs and employee stay bonuses.

NOTE 13 — DIVIDEND RESTRICTIONS

The Corporation’s insurance subsidiaries are restricted by state regulations as to the aggregate amount of dividends they may pay in any consecutive twelve-month period without regulatory approval. Generally, dividends may be paid out of earned surplus without approval with 30 days’ prior written notice within certain limits. The limits are generally based on the greater of 10% of the prior year statutory surplus or prior year statutory net income. Dividends in excess of the prescribed limits or the subsidiary’s earned surplus require formal state insurance commission approval. Based on statutory limits as of December 31, 2001, the Corporation is able to receive approximately $470.0 in dividends from its subsidiaries in 2002 without obtaining prior regulatory approval.

NOTE 14 — STATUTORY FINANCIAL INFORMATION

State insurance regulatory authorities require the insurance subsidiaries to file annual statements prepared on an accounting basis prescribed by the National Association of Insurance Commissioners’ (NAIC) revised Accounting Practices and Procedures Manual or permitted by their respective state of domicile (that is, on a statutory basis). Prescribed statutory accounting practices include state laws, regulations and general administrative rules, as well as a variety of publications of the NAIC. Permitted statutory accounting practices encompass all accounting practices not so prescribed.

Statutory net income differs from the net income reported in accordance with accounting principles generally accepted in the United States primarily because policy acquisition costs are expensed when incurred, life insurance reserves are based on different assumptions and income tax expense reflects only taxes paid or currently payable.

Statutory net income (loss) and equity are as follows:

Statutory Net Income (Loss)

YEAR ENDED DECEMBER 31	2001	2000	1999

Property & Casualty	$(218.2)	$155.2	$296.6
Life	132.0	85.6	114.0

Statutory Shareholder’s Equity

DECEMBER 31	2001	2000

Property & Casualty	$2,266.9	$2,286.8
Life	782.9	706.0

The NAIC revised the Accounting Practices and Procedures Manual in a process referred to as Codification effective January 1, 2001. The domiciliary states of the Corporation’s insurance subsidiaries have adopted the provisions of the revised manual. The revised manual has changed, to some extent, prescribed statutory accounting practices and resulted in changes to the accounting practices that the Corporation’s insurance subsidiaries use to prepare their statutory-basis financial statements. Upon adoption, SAFECO’s property and casualty insurance companies statutory surplus increased by $207.4 and the life insurance companies by $45.3. Nearly all of the increase in the amount of statutory surplus relates to the recording of deferred tax assets that were not recorded in the statutory basis financial statements under the prior statutory accounting guidance.

NOTE 15 — SEGMENT INFORMATION

The operating segments presented are based on SAFECO’s internal reporting structure and how management analyzes the operating results. These segments generally represent groups of related products.

Property & Casualty’s operations include four main reportable underwriting segments. The underwriting segments are Personal Lines, Commercial Lines, Surety and Other. Personal Lines is further split into Personal Auto, Homeowners and Specialty. Commercial Lines is further split into Business Insurance and Commercial Insurance. Business Insurance delivers insurance products and services to small-to-medium sized businesses, while Commercial Insurance delivers insurance products and services to medium-to-large complex commercial clients. The operating results for Business Insurance and Commercial Insurance will be combined beginning in 2002.

Life & Investments operations include six reportable segments: Retirement Services, Income Annuities, Group, Individual, Asset Management and Other. Effective December 31, 2001, SAFECO’s asset management companies and Talbot Financial Corporation are reported as part of the Life & Investments operating results. Prior year information has been reclassified to conform to the current year presentation.

The Credit operation provided loans and equipment financing and leasing to commercial business, insurance agents and affiliated companies. As disclosed in Note 11, the sale (effective July 31, 2001) of SAFECO Credit was completed on August 15, 2001 so this segment is accounted for as a discontinued operation.

The Corporate segment includes operating results for the Parent Company, SAFECO Financial Products, SAFECO Properties and intercompany transaction eliminations.

NOTE 15 — SEGMENT INFORMATION (continued)

		Underwriting	Net	Pretax	Realized	Net
		Gain	Investment	Income	Gain	Income	Total
2001	Revenues*	(Loss)	Income*	(Loss)+	(Loss)*	(Loss)	Assets

PROPERTY & CASUALTY
Personal Lines
Personal Auto	$1,767.4	$(80.5)	$127.3	$46.8	$43.0		$3,149.3
Homeowners	740.6	(205.6)	56.5	(149.1)	20.0		1,444.8
Specialty	201.6	3.9	19.3	23.2	8.1		482.9
Commercial Lines
Business Insurance	1,033.0	(163.2)	126.5	(36.7)	35.1		3,334.5
Commercial Insurance	627.7	(276.2)	93.1	(183.1)	22.5		2,328.8
Surety	95.6	2.4	9.9	12.3	6.0		275.7
Other	6.9	(118.3)	25.1	(104.2)	4.1		214.3
Write-off of Goodwill	—	—	—	(1,165.2)	—		—
Restructuring Charges	—	—	—	(44.3)	—		—

Total	4,472.8	$(837.5)	457.7	(1,600.3)	138.8	$(1,024.3)	11,230.3

LIFE & INVESTMENTS†
Retirement Services	27.9		339.2	15.6	(29.2)		6,252.4
Income Annuities	0.4		529.6	47.8	10.6		6,832.6
Group	332.5		3.7	26.6	(1.6)		172.5
Individual	141.1		226.7	22.8	(7.4)		3,875.5
Asset Management	33.6		2.3	8.0	—		69.3
Other	101.5		78.8	76.7	5.1		1,239.1
Write-off of Goodwill	—		—	(48.9)	—		—

Total	637.0		1,180.3	148.6	(22.5)	72.5	18,441.4

Discontinued Credit Operations	—		—	—	—	4.2	—
Gain on Sale of Credit Operations	—		—	—	—	54.0	—
Cumulative Effect of Change in Accounting Principle	—		—	—	—	(2.1)	—
Corporate	10.4		11.3	(54.6)	(23.3)	(93.5)	420.8

Consolidated Totals	$5,120.2		$1,649.3	$(1,506.3)	$93.0	$(989.2)	$30,092.5

*	Revenues combined with Net Investment Income and Realized Gain equal Total Revenue on the Consolidated Statements of Income (Loss).

+	Earnings before realized gains (losses), distributions on capital securities and income taxes. This is a standard industry measurement and is used by management as the key measurement of segment profit or loss. It is presented as a supplement to net income as a measure of profitability. Property and Casualty’s pretax income amounts include goodwill amortization expense of $11.0, $44.0 and $43.8 for 2001, 2000 and 1999, respectively.

†	Effective December 31, 2001, SAFECO’s asset management companies and Talbot Financial Corporation are reported as part of the Life & Investments operating results.

NOTE 15 — SEGMENT INFORMATION (continued)

		Underwriting	Net	Pretax	Realized	Net
		Gain	Investment	Income	Gain	Income	Total
2000	Revenues*	(Loss)	Income *	(Loss)+	(Loss)*	(Loss)	Assets

PROPERTY & CASUALTY
Personal Lines
Personal Auto	$1,723.6	$(123.0)	$125.3	$2.3	$45.9		$3,146.0
Homeowners	729.8	(116.7)	52.9	(63.8)	21.5		1,382.7
Specialty	186.7	18.2	16.3	34.5	8.2		419.8
Commercial Lines
Business Insurance	1,171.7	(155.3)	145.1	(10.2)	43.6		3,814.5
Commercial Insurance	683.4	(155.7)	98.5	(57.2)	26.6		2,492.0
Surety	61.6	11.7	3.6	15.3	4.2		138.0
Other	6.6	(1.1)	18.8	(26.3)	4.4		405.2

Total	4,563.4	$(521.9)	460.5	(105.4)	154.4	$89.5	11,798.2

LIFE & INVESTMENTS†
Retirement Services	36.8		392.5	30.0	(25.4)		6,169.1
Income Annuities	1.2		495.8	26.4	17.5		6,605.7
Group	313.6		2.0	4.3	(3.5)		192.2
Individual	133.8		206.9	24.6	(3.2)		3,615.0
Asset Management	37.0		5.9	13.0	—		68.7
Other	95.8		78.4	70.2	(1.6)		1,192.0

Total	618.2		1,181.5	168.5	(16.2)	97.2	17,842.7

Discontinued Credit Operations	—		—	—	—	12.7	481.2
Corporate	20.5		(8.5)	(63.2)	1.3	(84.8)	135.6

Consolidated Totals	$5,202.1		$1,633.5	$(0.1)	$139.5	$114.6	$30,257.7

*	Revenues combined with Net Investment Income and Realized Gain equal Total Revenue on the Consolidated Statements of Income (Loss).

+	Earnings before realized gains (losses), distributions on capital securities and income taxes. This is a standard industry measurement and is used by management as the key measurement of segment profit or loss. It is presented as a supplement to net income as a measure of profitability. Property and Casualty’s pretax income amounts include goodwill amortization expense of $11.0, $44.0 and $43.8 for 2001, 2000 and 1999, respectively.

†	Effective December 31, 2001, SAFECO’s asset management companies and Talbot Financial Corporation are reported as part of the Life & Investments operating results. Prior year information has been reclassified to conform to the current year presentation.

NOTE 15 — SEGMENT INFORMATION (continued)

		Underwriting	Net	Pretax	Realized	Net
		Gain	Investment	Income	Gain	Income	Total
1999	Revenues*	(Loss)	Income *	(Loss)+	(Loss)*	(Loss)	Assets

PROPERTY & CASUALTY
Personal Lines
Personal Auto	$1,725.6	$(63.3)	$131.0	$67.7	$27.2		$3,238.9
Homeowners	708.3	(48.2)	51.9	3.7	12.4		1,345.6
Specialty	177.7	20.6	15.8	36.4	4.6		402.0
Commercial Lines
Business Insurance	1,017.6	(183.4)	141.7	(41.7)	22.4		3,705.8
Commercial Insurance	686.4	(107.6)	97.2	(10.4)	15.7		2,434.6
Surety	59.4	15.2	3.0	18.2	2.4		99.8
Other	7.9	—	21.7	(22.1)	2.6		486.7

Total	4,382.9	$(366.7)	462.3	51.8	87.3	$172.1	11,713.4

LIFE & INVESTMENTS†
Retirement Services	32.9		410.9	52.6	(1.0)		7,204.8
Income Annuities	1.1		486.6	42.2	(6.0)		6,011.3
Group	193.9		1.8	(19.4)	0.3		104.8
Individual	119.8		144.7	30.1	(1.9)		2,959.7
Asset Management	41.7		2.6	13.6	—		73.7
Other	84.5		76.6	76.0	1.7		1,018.7

Total	473.9		1,123.2	195.1	(6.9)	122.3	17,373.0

Discontinued Credit Operations	—		—	—	—	14.5	173.8
Corporate	39.2		2.8	(55.0)	37.3	(56.7)	(36.6)

Consolidated Totals	$4,896.0		$1,588.3	$191.9	$117.7	$252.2	$29,223.6

*	Revenues combined with Net Investment Income and Realized Gain equal Total Revenue on the Consolidated Statements of Income (Loss).

+	Earnings before realized gains (losses), distributions on capital securities and income taxes. This is a standard industry measurement and is used by management as the key measurement of segment profit or loss. It is presented as a supplement to net income as a measure of profitability. Property and Casualty’s pretax income amounts include goodwill amortization expense of $11.0, $44.0 and $43.8 for 2001, 2000 and 1999, respectively.

†	Effective December 31, 2001, SAFECO’s asset management companies and Talbot Financial Corporation are reported as part of the Life & Investments operating results. Prior year information has been reclassified to conform to the current year presentation.

NOTE 15 — SEGMENT INFORMATION (continued)

Combined Statements of Income (Loss)
Property & Casualty Operations*
Supplemental Segment Data

YEAR ENDED DECEMBER 31	2001	2000	1999

Earned Premiums	$4,472.8	$4,563.4	$4,382.9

Losses and Expenses
Losses and Loss Adjustment Expenses	3,964.2	3,770.0	3,431.8
Commissions	709.8	689.1	714.1
Personnel Costs	345.9	342.5	322.6
Taxes Other than Payroll and Income Taxes	113.3	116.3	123.2
Dividends to Policyholders	5.5	9.5	10.5
Other Operating Expenses	182.3	144.6	164.7
Amortization of Deferred Policy Acquisition Costs	792.2	796.6	793.0
Deferral of Policy Acquisition Costs	(802.9)	(783.3)	(810.3)

Total	5,310.3	5,085.3	4,749.6

Underwriting Loss	(837.5)	(521.9)	(366.7)
Net Investment Income	457.7	460.5	462.3
Goodwill Amortization	(11.0)	(44.0)	(43.8)
Write-off of Goodwill+	(1,165.2)	—	—
Restructuring Charges	(44.3)	—	—

Income (Loss) Before Realized Gain and Income Taxes†	(1,600.3)	(105.4)	51.8
Realized Gain from Security Investments Before Income Taxes	138.8	154.4	87.3

Income (Loss) Before Income Taxes	(1,461.5)	49.0	139.1
Benefit for Income Taxes (Including tax provision on realized gain: $47.8; $54.3; $30.0)	(437.2)	(40.5)	(33.0)

Net Income (Loss)	$(1,024.3)	$89.5	$172.1

*	SAFECO Insurance Company of America / General Insurance Company of America / First National Insurance Company of America / SAFECO National Insurance Company / SAFECO Insurance Company of Illinois / SAFECO Insurance Company of Oregon / SAFECO Management Corporation / SAFECO Surplus Lines Insurance Company / SAFECO Insurance Company of Pennsylvania / Insurance Company of Illinois / SAFECO Lloyds Insurance Company / American States Insurance Company / American Economy Insurance Company / American States Preferred Insurance Company / American States Insurance Company of Texas / American States Lloyds Insurance Company / F.B. Beattie & Company, Inc. / SAFECO Financial Institution Solutions, Inc. / R.F. Bailey Holdings, Ltd. / SAFECO UK, Ltd.

+	In 2001, SAFECO changed its method of assessing recoverability of goodwill from an undiscounted cash flow approach to the market value approach which resulted in the write-off of goodwill in the amount of $1,152.1 pretax. An additional pretax write-off of $13.1 occurred during the fourth quarter.

†	Income (Loss) Before Realized Gain and Income Taxes is a standard industry measurement used by management to analyze income from core operations and is presented to supplement net income as a measure of profitability.

NOTE 15 — SEGMENT INFORMATION (continued)

Combined Statements of Income
Life & Investments Operations*‡
Supplemental Segment Data

YEAR ENDED DECEMBER 31	2001	2000	1999

Premiums and Other Revenue	$637.0	$618.2	$473.9
Net Investment Income	1,180.3	1,181.5	1,123.2

Total	1,817.3	1,799.7	1,597.1

Benefits and Expenses
Policy Benefits	1,234.9	1,232.2	1,072.2
Commissions	108.4	105.8	82.2
Personnel Costs	150.5	142.3	125.4
Taxes Other than Payroll and Income Taxes	13.6	24.4	26.3
Other Operating Expenses	137.1	141.0	105.3
Amortization of Deferred Policy Acquisition Costs	32.3	37.6	47.1
Deferral of Policy Acquisition Costs	(57.0)	(52.1)	(56.5)
Write-off of Goodwill+	48.9	—	—

Total	1,668.7	1,631.2	1,402.0

Income Before Realized Investment Loss and Income Taxes†	148.6	168.5	195.1
Realized Loss from Security Investments Before Income Taxes	(22.5)	(16.2)	(6.9)

Income Before Income Taxes	126.1	152.3	188.2
Provision for Income Taxes (Including tax benefit on realized loss: $8.1; $5.7; $2.3)	51.9	55.1	65.9

Income before Cumulative Effect of Change in Accounting Principle	74.2	97.2	122.3
Cumulative Effect of Change in Accounting Principle	(1.7)	—	—

Net Income	$72.5	$97.2	$122.3

*	SAFECO Life Insurance Company / First SAFECO National Life Insurance Company of New York / SAFECO National Life Insurance Company / American States Life Insurance Company / Medical Risk Managers, Inc. / SAFECO Administrative Services, Inc. / Employee Benefit Claims of Wisconsin, Inc. / Wisconsin Pension and Group Services, Inc. / SAFECO Assigned Benefits Service Company / SAFECO Asset Management Company / SAFECO Securities, Inc. / SAFECO Services Corporation / SAFECO Trust Company / SAFECO Investment Services, Inc. / Talbot Financial Corporation.

+	In 2001, SAFECO changed its method of assessing recoverability of goodwill from an undiscounted cash flow approach to the market value approach which resulted in the write-off of goodwill in the amount of $48.9 pretax.

†	Income Before Realized Loss and Income Taxes is a standard industry measurement used by management to analyze income from core operations and is presented to supplement net income as a measure of profitability.

‡	Effective December 31, 2001, SAFECO’s asset management companies and Talbot Financial Corporation are reported as part of the Life & Investments operating results. Prior year information has been reclassified to conform to the current year presentation.

NOTE 16 — QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Annual

REVENUES
2001	$1,732.9	$1,715.7	$1,708.1	$1,705.8	$6,862.5
2000	1,730.0	1,734.3	1,769.9	1,740.9	6,975.1
1999	1,639.3	1,639.2	1,642.0	1,681.5	6,602.0
NET INCOME (LOSS)
2001*	$(882.8)	$(14.4)	$(100.6)	$8.6	$(989.2)
2000	29.8	29.1	45.5	10.2	114.6
1999	118.5	73.1	16.1	44.5	252.2
NET INCOME (LOSS) PER SHARE
2001*	$(6.91)	$(.11)	$(.79)	$.06	$(7.75)
2000	.23	.23	.36	.08	.90
1999	.87	.54	.12	.34	1.90

*	Included in the 2001 income (loss) amounts are the following:

First quarter — goodwill write-off of $1,201.0 ($917.0 after tax, $7.17 per share)

Third quarter — Property & Casualty’s loss reserve strengthening of $240.0 ($156.0 after tax, $1.22 per share) and restructuring charges of $31.8 ($20.7 after tax, $0.16 per share)

Fourth quarter — goodwill write-off of $13.1 ($8.5 after tax, $0.07 per share) and restructuring charges of $12.5 ($8.1 after tax, $0.06 per share)

SAFECO Corporation and Subsidiaries

Statements of Income (Loss) — Supplemental Consolidating Information (Unaudited)

	Property &	Life &
YEAR ENDED DECEMBER 31, 2001	Casualty	Investments	Corporate	Consolidated

(In Millions)
REVENUES
Insurance
Property & Casualty Earned Premiums	$4,472.8	$—	$—	$4,472.8
Life & Investments Premiums & Other Revenues	—	637.0	—	637.0

Total	4,472.8	637.0	—	5,109.8
Other	—	—	10.4	10.4
Net Investment Income	457.7	1,180.3	11.3	1,649.3
Realized Investment Gain (Loss)	138.8	(22.5)	(23.3)	93.0

Total	5,069.3	1,794.8	(1.6)	6,862.5

EXPENSES
Losses, Loss Adjustment Expenses and Policy Benefits	3,964.2	1,234.9	—	5,199.1
Commissions	709.8	108.4	—	818.2
Personnel Costs	345.9	150.5	—	496.4
Interest	—	2.1	63.6	65.7
Goodwill and Intangibles Amortization	11.0	15.7	—	26.7
Other	301.1	132.9	12.7	446.7
Amortization of Deferred Policy Acquisition Costs	792.2	32.3	—	824.5
Deferral of Policy Acquisition Costs	(802.9)	(57.0)	—	(859.9)
Write-off of Goodwill	1,165.2	48.9	—	1,214.1
Restructuring Charges	44.3	—	—	44.3

Total	6,530.8	1,668.7	76.3	8,275.8

Income (Loss) from Continuing Operations Before Income Taxes	(1,461.5)	126.1	(77.9)	(1,413.3)

Provision (Benefit) for Income Taxes
Current	(69.5)	82.9	(21.0)	(7.6)
Deferred	(367.7)	(31.0)	(6.5)	(405.2)

Total	(437.2)	51.9	(27.5)	(412.8)

Income (Loss) from Continuing Operations before Distributions on Capital Securities	(1,024.3)	74.2	(50.4)	(1,000.5)
Distributions on Capital Securities, Net of Tax	—	—	(44.8)	(44.8)

Income (Loss) from Continuing Operations	(1,024.3)	74.2	(95.2)	(1,045.3)

Income from Discontinued Credit Operations, Net of Tax	—	—	4.2	4.2
Gain from Sale of Credit Operations, Net of Tax	—	—	54.0	54.0

Total Income from Discontinued Operations	—	—	58.2	58.2

Income (Loss) before Cumulative Effect of Change in Accounting Principle	(1,024.3)	74.2	(37.0)	(987.1)
Cumulative Effect of Change in Accounting Principle, Net of Tax	—	(1.7)	(0.4)	(2.1)

Net Income (Loss)	$(1,024.3)	$72.5	$(37.4)	$(989.2)

SAFECO Corporation and Subsidiaries

Balance Sheets — Supplemental Consolidating Information (Unaudited)

	Property &	Life &
DECEMBER 31, 2001	Casualty	Investments	Corporate	Consolidated

(In Millions)
ASSETS
Investments
Fixed Maturities Available-for-Sale, at Fair Value	$6,520.1	$14,877.8	$46.2	$21,444.1
Marketable Equity Securities, at Fair Value	1,482.6	67.8	46.0	1,596.4
Mortgage Loans	61.6	946.7	(84.1)	924.2
Other Investment Assets	38.8	132.0	66.1	236.9
Short-Term Investments	354.0	262.4	56.5	672.9

Total Investments	8,457.1	16,286.7	130.7	24,874.5
Cash	173.2	88.7	7.4	269.3
Accrued Investment Income	100.8	220.5	2.5	323.8
Premiums and Service Fees Receivable	945.2	27.8	—	973.0
Other Notes and Accounts Receivable	4.3	52.4	106.7	163.4
Deferred Income Tax Recoverable	336.5	—	(17.5)	319.0
Reinsurance Recoverables	433.1	90.1	—	523.2
Deferred Policy Acquisition Costs	322.7	304.1	—	626.8
Land, Buildings and Equipment for Company Use (At cost less accumulated depreciation)	327.6	5.1	219.3	552.0
Goodwill and Intangibles (At cost less accumulated amortization)	6.0	89.0	—	95.0
Other Assets	123.8	68.9	(28.3)	164.4
Separate Account Assets	—	1,208.1	—	1,208.1

Total Assets	$11,230.3	$18,441.4	$420.8	$30,092.5

LIABILITIES AND SHAREHOLDERS’ EQUITY
Losses and Loss Adjustment Expenses	$5,053.7	$64.7	$—	$5,118.4
Life Policy Liabilities	—	327.1	—	327.1
Unearned Premiums	1,772.9	9.3	—	1,782.2
Funds Held Under Deposit Contracts	—	14,624.2	—	14,624.2
Debt
Commercial Paper	—	—	299.0	299.0
7.875% Medium-Term Notes Due 2003	—	—	323.0	323.0
7.875% Notes Due 2005	—	—	200.0	200.0
6.875% Notes Due 2007	—	—	200.0	200.0
Other	—	15.6	59.0	74.6
Other Liabilities	955.2	305.0	162.8	1,423.0
Income Taxes
Current Income Taxes	6.4	4.2	24.3	34.9
Deferred Income Taxes	—	96.6	(96.6)	—
Separate Account Liabilities	—	1,208.1	—	1,208.1

Total Liabilities	7,788.2	16,654.8	1,171.5	25,614.5

Capital Securities	—	—	843.4	843.4

Common Stock	37.9	7.5	796.5	841.9
Additional Paid-in Capital	3,269.1	319.2	(3,588.3)	—
Retained Earnings (Deficit)	(495.2)	1,176.0	1,195.1	1,875.9
Accumulated Other Comprehensive Income, Net of Tax	630.3	283.9	2.6	916.8

Total Shareholders’ Equity	3,442.1	1,786.6	(1,594.1)	3,634.6

Total Liabilities and Shareholders’ Equity	$11,230.3	$18,441.4	$420.8	$30,092.5

SAFECO Corporation and Subsidiaries

Balance Sheets — Supplemental Consolidating Information (Unaudited)

	Property &	Life &
DECEMBER 31, 2000	Casualty	Investments	Corporate	Consolidated

(In Millions)
ASSETS
Investments
Fixed Maturities Available-for-Sale, at Fair Value	$6,347.4	$14,420.0	$62.8	$20,830.2
Marketable Equity Securities, at Fair Value	1,695.0	57.9	62.5	1,815.4
Mortgage Loans	58.9	848.1	(84.0)	823.0
Other Investment Assets	16.6	95.2	48.5	160.3
Short-Term Investments	172.6	154.6	(144.9)	182.3

Total Investments	8,290.5	15,575.8	(55.1)	23,811.2
Cash	134.0	51.8	0.5	186.3
Accrued Investment Income	101.8	224.8	1.2	327.8
Premiums and Service Fees Receivable	993.9	68.4	0.7	1,063.0
Other Notes and Accounts Receivable	—	25.1	12.5	37.6
Reinsurance Recoverables	362.5	99.2	—	461.7
Deferred Policy Acquisition Costs	312.1	293.3	—	605.4
Land, Buildings and Equipment for Company Use (At cost less accumulated depreciation)	258.2	6.0	175.9	440.1
Goodwill and Intangibles (At cost less accumulated amortization)	1,163.1	144.3	—	1,307.4
Other Assets	182.1	78.9	(0.1)	260.9
Net Assets of Discontinued Credit Operations	—	—	481.2	481.2
Separate Account Assets	—	1,275.1	—	1,275.1

Total Assets	$11,798.2	$17,842.7	$616.8	$30,257.7

LIABILITIES AND SHAREHOLDERS’ EQUITY
Losses and Loss Adjustment Expenses	$4,612.7	$74.2	$—	$4,686.9
Life Policy Liabilities	—	342.1	—	342.1
Unearned Premiums	1,826.9	9.6	—	1,836.5
Funds Held Under Deposit Contracts	—	14,085.7	—	14,085.7
Debt
Commercial Paper	—	—	349.8	349.8
7.875% Medium-Term Notes Due 2003	—	—	300.0	300.0
7.875% Notes Due 2005	—	—	200.0	200.0
6.875% Notes Due 2007	—	—	200.0	200.0
Other	—	21.5	59.2	80.7
Other Liabilities	836.1	368.1	64.9	1,269.1
Income Taxes
Current Income Taxes	(10.7)	36.5	—	25.8
Deferred Income Taxes	132.7	13.6	(79.1)	67.2
Separate Account Liabilities	—	1,275.1	—	1,275.1

Total Liabilities	7,397.7	16,226.4	1,094.8	24,718.9

Capital Securities	—	—	843.0	843.0

Common Stock	37.9	7.5	789.1	834.5
Additional Paid-in Capital	3,000.5	319.2	(3,319.7)	—
Retained Earnings	543.5	1,219.0	1,203.9	2,966.4
Accumulated Other Comprehensive Income, Net of Tax	818.6	70.6	5.7	894.9

Total Shareholders’ Equity	4,400.5	1,616.3	(1,321.0)	4,695.8

Total Liabilities and Shareholders’ Equity	$11,798.2	$17,842.7	$616.8	$30,257.7

SAFECO Corporation and Subsidiaries

Statements of Cash Flows — Supplemental Consolidating Information (Unaudited)

	Property &	Life &
YEAR ENDED DECEMBER 31, 2001	Casualty	Investments	Corporate	Consolidated

(In Millions)
OPERATING ACTIVITIES
Insurance Premiums Received	$4,489.9	$383.9	$—	$4,873.8
Dividends and Interest Received	462.6	1,067.0	17.5	1,547.1
Other Operating Receipts	—	178.7	11.5	190.2
Insurance Claims and Policy Benefits Paid	(3,574.9)	(499.6)	—	(4,074.5)
Underwriting, Acquisition and Insurance Operating Costs Paid	(1,426.5)	(305.4)	(19.2)	(1,751.1)
Interest Paid and Distributions on Capital Securities	—	(2.0)	(125.1)	(127.1)
Other Operating Costs Paid	—	(97.0)	8.7	(88.3)
Income Taxes Refunded (Paid)	85.9	(110.4)	(16.8)	(41.3)

Net Cash Provided by (Used in) Operating Activities	37.0	615.2	(123.4)	528.8

INVESTING ACTIVITIES
Purchases of
Fixed Maturities	(1,107.0)	(2,867.3)	(14.2)	(3,988.5)
Equities	(329.7)	(21.4)	(13.5)	(364.6)
Other Investment Assets	(24.8)	(266.2)	(10.2)	(301.2)
Maturities of Fixed Maturities	232.1	1,211.6	—	1,443.7
Sales of
Fixed Maturities	683.1	1,676.5	58.4	2,418.0
Equities	398.9	11.1	27.6	437.6
Other Investment Assets	90.0	154.4	13.2	257.6
Net Increase in Short-Term Investments	(90.5)	(73.4)	(272.2)	(436.1)
Gain from Sale of Credit Operations	—	—	97.0	97.0
Other	(71.6)	(0.6)	(3.3)	(75.5)

Net Cash Used in Investing Activities	(219.5)	(175.3)	(117.2)	(512.0)

FINANCING ACTIVITIES
Funds Received Under Deposit Contracts	—	1,051.1	—	1,051.1
Return of Funds Held under Deposit Contracts	—	(1,301.1)	—	(1,301.1)
Repayment of Notes and Mortgage Borrowings	—	(6.0)	(0.2)	(6.2)
Net Proceeds from (Repayment of) Short-Term Borrowings	—	4.2	(50.8)	(46.6)
Common Stock Reacquired	—	—	(8.1)	(8.1)
Dividends Paid to Shareholders	(14.4)	(114.8)	11.1	(118.1)
Capital Contribution	254.1	—	(254.1)	—
Other	(18.0)	(36.4)	68.4	14.0

Net Cash Provided by (Used in) Financing Activities	221.7	(403.0)	(233.7)	(415.0)

Cash Provided by Discontinued Credit Operations	—	—	481.2	481.2

Net increase in Cash	39.2	36.9	6.9	83.0
Cash at Beginning of Year	134.0	51.8	0.5	186.3

Cash at End of Year	$173.2	$88.7	$7.4	$269.3

SAFECO Corporation and Subsidiaries

Statements of Cash Flows — Supplemental Consolidating Information —
Reconciliation of Net Income (Loss) to Net Cash Provided by Operating Activities (Unaudited)

	Property &	Life &
YEAR ENDED DECEMBER 31, 2001	Casualty	Investments	Corporate	Consolidated

(In Millions)
Net Income (Loss)	$(1,024.3)	$72.5	$(37.4)	$(989.2)

ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Income from Discontinued Credit Operations, Net of Tax	—	—	(4.2)	(4.2)
Cumulative Effect of Change in Accounting Principle, Net of Tax	—	1.7	0.4	2.1
Gain from Sale of Credit Operations, Net of Tax	—	—	(54.0)	(54.0)
Realized Investment Gain (Loss)	(138.8)	22.5	23.3	(93.0)
Amortization and Depreciation	58.4	24.1	4.6	87.1
Amortization of Fixed Maturity Investments	(11.8)	(50.2)	—	(62.0)
Deferred Income Tax Benefit	(367.7)	(31.0)	(6.5)	(405.2)
Interest Expense on Deposit Contracts	—	732.0	—	732.0
Write-off of Goodwill	1,165.2	48.9	—	1,214.1
Other Adjustments	—	(77.0)	(2.9)	(79.9)
Changes in
Losses and Loss Adjustment Expenses	441.0	(9.5)	—	431.5
Life Policy Liabilities	—	(15.0)	—	(15.0)
Unearned Premiums	(54.0)	(0.3)	—	(54.3)
Accrued Income Taxes	17.1	(32.3)	24.3	9.1
Accrued Interest on Accrual Bonds	—	(42.8)	—	(42.8)
Accrued Investment Income	1.0	4.3	(1.3)	4.0
Deferred Policy Acquisition Costs	(10.6)	(10.8)	—	(21.4)
Other Assets and Liabilities	(38.5)	(21.9)	(69.7)	(130.1)

Total Adjustments	1,061.3	542.7	(86.0)	1,518.0

Net Cash Provided by Operating Activities	$37.0	$615.2	$(123.4)	$528.8

There were no significant non-cash financing or investing activities for the years ended December 31, 2001, 2000 and 1999.

SAFECO Corporation and Subsidiaries

FINANCIAL SCHEDULES

SAFECO Corporation and Subsidiaries

Summary of Investments — Other Than Investments in Related Parties	Schedule I

TYPE OF INVESTMENTS

	Cost or		Balance
	Amortized	Fair	Sheet
DECEMBER 31, 2001	Cost	Value	Amount

(In Millions)
FIXED MATURITIES
Bonds
U.S. Government & Agencies	$1,408.1	$1,552.3	$1,552.3
States and Political Subdivisions	2,887.1	3,142.2	3,142.2
Foreign Governments	290.8	350.4	350.4
Public Utilities	2,083.7	2,088.3	2,088.3
Convertible Bonds	124.1	135.3	135.3
Mortgage-Backed Securities	4,582.3	4,760.1	4,760.1
All Other Corporate Bonds	9,018.4	9,131.3	9,131.3
Redeemable Preferred Stocks	282.6	284.2	284.2

Total Fixed Maturities(1)	20,677.1	$21,444.1	21,444.1

EQUITY SECURITIES
Common Stocks
Public Utilities	31.0	$71.0	71.0
Banks, Trust and Insurance Companies	46.0	141.4	141.4
Industrial, Miscellaneous and All Other	723.4	1,246.8	1,246.8
Non-Redeemable Preferred Stocks	140.1	137.2	137.2

Total Equity Securities	940.5	$1,596.4	1,596.4

OTHER
Mortgage Loans on Real Estate(1)	924.2		924.2
Policy Loans	91.0		91.0
Other Investment Assets(1)	104.2		145.9
Short-Term Investments	672.9		672.9

Total Other	1,792.3		1,834.0

Total Investments	$23,409.9		$24,874.5

(1)	The carrying value of investments in fixed maturities, mortgage loans and real estate (included in other investment assets) that have not produced income for the last twelve months is less than one percent of the total of such investments at December 31, 2001.

SAFECO Corporation and Subsidiaries

Condensed Statements of Income (Loss) Condensed Financial Information of the Registrant (Parent Company)	Schedule II

YEAR ENDED DECEMBER 31	2001	2000	1999

(In Millions)
REVENUES
Dividends — Nonaffiliates	$1.5	$1.9	$2.3
Interest
— Affiliates	16.8	20.6	0.9
— Others	1.1	4.9	7.0
Realized Investment Gain (Loss)	(13.0)	0.8	(0.5)

Total	6.4	28.2	9.7

EXPENSES
Interest (Includes Distributions on Capital Securities)	147.8	157.6	140.9
Other	5.4	8.6	1.1

Total	153.2	166.2	142.0

Loss before Income Taxes	(146.8)	(138.0)	(132.3)
Benefit for Income Taxes (Includes provision (benefit) on realized gain (loss): $(4.6); $0.3; $(0.2))	(52.0)	(48.7)	(47.0)

Loss from Continuing Operations	(94.8)	(89.3)	(85.3)
Income from Discontinued Credit Operations, Net of Tax	4.2	—	—
Gain from Sale of Credit Operations, Net of Tax	54.0	—	—

Loss before Equity in Net Loss of Subsidiaries	(36.6)	(89.3)	(85.3)
Equity in Net Income (Loss) of Subsidiaries	(952.6)	203.9	337.5

Consolidated Net Income (Loss)	$(989.2)	$114.6	$252.2

SAFECO Corporation and Subsidiaries

Condensed Balance Sheets Condensed Financial Information of the Registrant (Parent Company)	Schedule II

DECEMBER 31	2001	2000

(In Millions)
ASSETS
Investments
Stock of Subsidiaries — At Cost Plus Equity in Undistributed Earnings	$5,330.4	$6,226.9
Fixed Maturities Available-for-Sale, at Market Value (Amortized cost: $4.2; $58.4)	5.5	60.5
Marketable Equity Securities, at Market Value (Cost: $27.8; $54.8)	45.8	62.6
Other Invested Assets	23.0	—
Short-Term Investments	5.5	19.1

Total Investments	5,410.2	6,369.1
Cash	—	0.1
Notes Receivable from Affiliated Companies	—	300.0
Receivables from Affiliated Companies	222.6	4.9
Income Tax Recoverable
— Current	—	2.9
— Deferred	52.5	47.4
Other Assets	13.0	24.4

Total Assets	$5,698.3	$6,748.8

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest Payable	$48.7	$48.7
Payables to Affiliated Companies	3.4	4.1
Other Liabilities	49.8	10.2
Current Income Taxes Payable	22.8	—
Dividends Payable to Shareholders	23.6	47.2
Debt
Commercial Paper	299.0	349.8
Medium-Term Notes Due 2002	50.0	50.0
7.875% Medium-Term Notes Due 2003	323.0	300.0
7.875% Notes Due 2005	200.0	200.0
6.875% Notes Due 2007	200.0	200.0
8.072% Junior Subordinated Debentures (Capital Securities)	843.4	843.0

Total Liabilities	2,063.7	2,053.0

Preferred Stock, No Par Value Shares Authorized: 10 Shares Issued and Outstanding: None
Common Stock, No Par Value Shares Authorized: 300 Shares Reserved for Options: 6.4; 7.1 Shares Issued and Outstanding: 127.7; 127.6	841.9	834.5
Retained Earnings	1,875.9	2,966.4
Accumulated Other Comprehensive Income, Net of Tax	916.8	894.9

Total Shareholders’ Equity	3,634.6	4,695.8

Total Liabilities and Shareholders’ Equity	$5,698.3	$6,748.8

SAFECO Corporation and Subsidiaries

Condensed Statements of Cash Flows Condensed Financial Information of the Registrant (Parent Company)	Schedule II

YEAR ENDED DECEMBER 31	2001	2000	1999

(In Millions)
OPERATING ACTIVITIES
Dividends and Interest Received
— Affiliates	$220.3	$486.9	$761.3
— Others	10.1	6.6	10.4
Interest Paid and Distributions on Capital Securities	(147.5)	(150.1)	(143.4)
Other Operating Costs Paid	6.0	(2.2)	(6.8)
Income Taxes Refunded (Paid)	(13.4)	6.6	50.0

Net Cash Provided by Operating Activities	75.5	347.8	671.5

INVESTING ACTIVITIES
Purchases of
Fixed Maturities	(4.1)	(14.9)	—
Equities	(13.6)	(93.8)	(0.1)
Maturities of Fixed Maturities	—	20.0	19.4
Sales of
Fixed Maturities	58.3	13.2	—
Equities	27.5	63.3	9.7
Funds Loaned to Affiliate	—	(300.0)	—
Net Decrease in Short-Term Investments	13.6	43.7	19.5
Proceeds from Sale of Credit Operations	250.0	—	—
Funds Repaid by Affiliate	96.1	—	—
Capital Contribution to Subsidiaries	(324.1)	—	—
Other	(9.7)	—	—

Net Cash Provided by (Used in) Investing Activities	94.0	(268.5)	48.5

FINANCING ACTIVITIES
Proceeds from Medium-Term Notes	—	300.0	—
Net Repayment of Short Term Borrowings	(50.8)	(159.1)	(229.9)
Common Stock Reacquired	(8.1)	(30.4)	(303.1)
Dividends Paid to Shareholders	(118.1)	(189.4)	(192.2)
Other	7.4	(0.4)	5.0

Net Cash Used in Financing Activities	(169.6)	(79.3)	(720.2)

Net Decrease in Cash	(0.1)	—	(0.2)
Cash at Beginning of Year	0.1	0.1	0.3

Cash at End of Year	$—	$0.1	$0.1

SAFECO Corporation and Subsidiaries

Condensed Statements of Cash Flows — Reconciliation of Net Income (Loss) to Net Cash Provided by Operating Activities Condensed Financial Information of the Registrant (Parent Company)	Schedule II

YEAR ENDED DECEMBER 31	2001	2000	1999

(In Millions)
Net Income (Loss)	$(989.2)	$114.6	$252.2

ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Equity in Net Income (Loss) of Consolidated Subsidiaries	952.6	(203.9)	(337.5)
Dividends Received from Consolidated Subsidiaries	207.6	465.1	746.1
Gain from Sale of Credit Operations, Net of Tax	(54.0)	—	—
Realized Investment (Gain) Loss	13.0	(0.8)	0.5
Deferred Income Tax Benefit	(10.2)	(50.7)	—
Other	(0.3)	1.4	1.6
Changes in
Accrued Income Taxes	25.7	8.6	2.6
Interest Payable	—	6.9	(3.1)
Other Assets and Liabilities	(69.7)	6.6	9.1

Total Adjustments	1,064.7	233.2	419.3

Net Cash Provided by Operating Activities	$75.5	$347.8	$671.5

There were no significant non-cash financing or investing activities for the years ended December 31, 2001, 2000 and 1999.

SAFECO Corporation and Subsidiaries

Supplemental Insurance Information

DECEMBER 31, 2001

(In Millions)
		Reserve for
		Future Policy
		Benefits,		Other
	Deferred	Losses,		Policy
	Policy	Claims		Claims and
	Acquisition	and Loss	Unearned	Benefits
SEGMENT	Costs	Expenses	Premiums	Payable

PROPERTY & CASUALTY
Personal Lines
Personal Auto	$64.4	$1,172.5	$465.4
Homeowners	79.8	298.5	406.0
Specialty	24.6	98.3	119.8
Commercial Lines
Business Insurance	87.0	1,439.1	484.5
Commercial Insurance	32.8	1,357.1	194.2
Surety	33.7	57.1	87.6
Other	0.4	631.1	15.4
Write-off of Goodwill	—	—	—
Restructuring Charges	—	—	—

Total	322.7	5,053.7	1,772.9

LIFE & INVESTMENTS*
Retirement Services	120.2	14.7	—	$5,174.7
Income Annuities	—	—	—	6,245.3
Group	16.5	142.0	2.3	—
Individual	167.4	235.1	7.0	3,204.2
Asset Management	—	—	—	—
Other	—	—	—	—
Write-off of Goodwill	—	—	—	—

Total	304.1	391.8	9.3	14,624.2

Other and Eliminations	—	—	—	—

Consolidated Totals	$626.8	$5,445.5	$1,782.2	$14,624.2

*	Effective December 31, 2001, SAFECO’s asset management companies and Talbot Financial Corporation are reported as part of the Life & Investments operating results.

Schedule III

Year Ended December 31, 2001

Premiums		Benefits,	Amortization
and		Claims,	of Deferred
Service	Net	Losses and	Policy	Other
Fee	Investment	Adjustment	Acquisition	Operating	Net Written
Revenues	Income	Expenses	Costs	Costs	Premiums

$1,767.4	$127.3	$1,429.2	$295.0	$123.7	$1,795.2
740.6	56.5	724.1	114.0	108.1	743.0
201.6	19.3	130.1	36.1	31.5	204.2
1,033.0	126.5	845.0	185.8	165.4	983.3
627.7	93.1	684.1	115.4	104.4	575.7
95.6	9.9	30.3	42.6	20.3	131.5
6.9	25.1	121.4	3.3	11.5	6.3
—	—	—	—	1,165.2	—
—	—	—	—	44.3	—

4,472.8	457.7	3,964.2	792.2	1,774.4	$4,439.2

27.9	339.2	284.5	17.0	50.0
0.4	529.6	463.9	—	18.3
332.5	3.7	212.2	5.7	91.7
141.1	226.7	274.3	9.6	61.1
33.6	2.3	—	—	27.9
101.5	78.8	—	—	103.6
—	—	—	—	48.9

637.0	1,180.3	1,234.9	32.3	401.5

—	11.3	—	—	76.3

$5,109.8	$1,649.3	$5,199.1	$824.5	$2,252.2

SAFECO Corporation and Subsidiaries

Supplemental Insurance Information (continued)

DECEMBER 31, 2000

(In Millions)
		Reserve for
		Future Policy
		Benefits,		Other
	Deferred	Losses,		Policy
	Policy	Claims		Claims and
	Acquisition	and Loss	Unearned	Benefits
SEGMENT	Costs	Expenses	Premiums	Payable

PROPERTY & CASUALTY
Personal Lines
Personal Auto	$61.5	$1,134.7	$437.6
Homeowners	80.9	261.0	403.5
Specialty	24.1	86.4	119.7
Commercial Lines
Business Insurance	93.8	1,625.1	534.8
Commercial Insurance	38.6	1,201.4	245.0
Surety	12.9	(11.8)	70.4
Other	0.3	315.9	15.9

Total	312.1	4,612.7	1,826.9

LIFE & INVESTMENTS*
Retirement Services	104.3	14.1	—	$4,925.8
Income	—	—	—	6,167.8
Group	17.8	173.1	2.9	—
Individual	171.2	229.1	6.7	2,992.1
Asset Management	—	—	—	—
Other	—	—	—	—

Total	293.3	416.3	9.6	14,085.7

Other and Eliminations	—	—	—	—

Consolidated Totals	$605.4	$5,029.0	$1,836.5	$14,085.7

•	Effective December 31, 2001, SAFECO’s asset management companies and Talbot Financial Corporation are reported as part of the Life & Investments operating results. Prior year information has been reclassified to conform to the current year presentation.

Schedule III

Year Ended December 31, 2000

Premiums		Benefits,	Amortization
and		Claims,	of Deferred
Service	Net	Losses and	Policy	Other
Fee	Investment	Adjustment	Acquisition	Operating	Net Written
Revenues	Income	Expenses	Costs	Costs	Premiums

$1,723.6	$125.3	$1,446.9	$294.4	$105.3	$1,725.6
729.8	52.9	626.9	116.6	103.0	738.7
186.7	16.3	108.2	30.3	30.0	193.3
1,171.7	145.1	948.5	209.5	169.0	1,140.9
683.4	98.5	612.8	120.3	106.0	671.1
61.6	3.6	21.2	22.0	6.7	63.8
6.6	18.8	5.5	3.5	42.7	6.3

4,563.4	460.5	3,770.0	796.6	562.7	$4,539.7

36.8	392.5	328.8	22.8	47.7
1.2	495.8	440.3	—	30.3
313.6	2.0	214.7	5.3	91.3
133.8	206.9	248.4	9.5	58.2
37.0	5.9	—	—	29.9
95.8	78.4	—	—	104.0

618.2	1,181.5	1,232.2	37.6	361.4

—	(8.5)	(14.6)	—	89.8

$5,181.6	$1,633.5	$4,987.6	$834.2	$1,013.9

SAFECO Corporation and Subsidiaries

Supplemental Insurance Information (continued)

DECEMBER 31, 1999

(In Millions)
		Reserve for
		Future Policy
		Benefits,		Other
	Deferred	Losses,		Policy
	Policy	Claims		Claims and
	Acquisition	and Loss	Unearned	Benefits
SEGMENT	Costs	Expenses	Premiums	Payable

PROPERTY & CASUALTY
Personal Lines
Personal Auto	$65.6	$1,125.2	$435.6
Homeowners	82.5	223.1	394.9
Specialty	22.8	79.9	118.6
Commercial Lines
Business Insurance	102.5	1,561.1	561.1
Commercial Insurance	40.1	1,119.6	255.0
Surety	11.6	(58.8)	62.9
Other	0.3	328.5	16.2

Total	325.4	4,378.6	1,844.3

LIFE & INVESTMENTS*
Retirement Services	103.4	12.7	—	$5,782.3
Income Annuities	—	—	—	5,823.4
Group	13.7	80.9	2.2	—
Individual	156.3	225.7	6.6	2,157.2
Asset Management	—	—	—	—
Other	—	—	—	—

Total	273.4	319.3	8.8	13,762.9

Other and Eliminations	—	—	—	—

Consolidated Totals	$598.8	$4,697.9	$1,853.1	$13,762.9

•	Effective December 31, 2001, SAFECO’s asset management companies and Talbot Financial Corporation are reported as part of the Life & Investments operating results. Prior year information has been reclassified to conform to the current year presentation.

Schedule III

Year Ended December 31, 1999

Premiums		Benefits,	Amortization
and		Claims,	of Deferred
Service	Net	Losses and	Policy	Other
Fee	Investment	Adjustment	Acquisition	Operating	Net Written
Revenues	Income	Expenses	Costs	Costs	Premiums

$1,725.6	$131.0	$1,382.7	$304.3	$101.9	$1,722.5
708.3	51.9	544.5	120.0	92.0	722.5
177.7	15.8	97.8	31.6	27.7	182.2
1,017.6	141.7	830.8	190.7	179.5	1,115.7
686.4	97.2	553.8	125.0	115.2	676.0
59.4	3.0	17.9	17.9	8.4	59.8
7.9	21.7	4.3	3.5	43.9	5.1

4,382.9	462.3	3,431.8	793.0	568.6	$4,483.8

32.9	410.9	310.5	37.2	43.5
1.1	486.6	423.0	—	22.5
193.9	1.8	157.1	4.4	53.6
119.8	144.7	181.6	5.5	47.3
41.7	2.6	—	—	30.7
84.5	76.6	—	—	85.1

473.9	1,123.2	1,072.2	47.1	282.7

—	2.8	—	—	97.0

$4,856.8	$1,588.3	$4,504.0	$840.1	$948.3

SAFECO Corporation and Subsidiaries

Reinsurance	Schedule IV

		Ceded to	Assumed
	Gross	Other	from Other	Net	Assumed
YEAR ENDED DECEMBER 31	Amount	Companies	Companies	Amount	to Net

(In Millions)
2001
Life Insurance in Force at Year End	$57,330.1	$(9,846.3)	$181.3	$47,665.1	0.4%

Premiums Earned
Life & Investments	$368.0	$(21.8)	$4.8	$351.0	1.4%
Accident & Health Insurance	299.6	(13.6)	—	286.0	0.0%
Property & Casualty Insurance	4,597.3	(151.4)	26.9	4,472.8	0.6%

Total	$5,264.9	$(186.8)	$31.7	$5,109.8	0.6%

2000
Life Insurance in Force at Year End	$55,077.6	$(8,815.0)	$184.2	$46,446.8	0.4%

Premiums Earned
Life & Investments	$347.2	$(18.8)	$16.6	$345.0	4.8%
Accident & Health Insurance	269.1	(15.1)	19.2	273.2	7.0%
Property & Casualty Insurance	4,717.6	(163.0)	8.8	4,563.4	0.2%

Total	$5,333.9	$(196.9)	$44.6	$5,181.6	0.9%

1999
Life Insurance in Force at Year End	$48,021.0	$(6,168.8)	$153.8	$42,006.0	0.4%

Premiums Earned
Life & Investments	$328.2	$(14.2)	$0.7	$314.7	0.2%
Accident & Health Insurance	171.9	(12.7)	—	159.2	0.0%
Property & Casualty Insurance	4,539.4	(164.4)	7.9	4,382.9	0.2%

Total	$5,039.5	$(191.3)	$8.6	$4,856.8	0.2%

SAFECO Corporation and Subsidiaries

Supplemental Information Concerning Consolidated Property & Casualty Insurance Operations	Schedule VI

AFFILIATION WITH REGISTRANT: PROPERTY & CASUALTY SUBSIDIARIES

DECEMBER 31	2001	2000	1999

(In Millions)
Deferred Policy Acquisition Costs	$322.7	$312.1	$325.4
Reserve for Losses and Loss Adjustment Expenses	5,053.7	4,612.7	4,378.6
Discount Deducted from Loss Reserves	—	—	—
Unearned Premiums	1,772.9	1,826.9	1,844.3

YEAR ENDED DECEMBER 31	2001	2000	1999

Earned Premiums	$4,472.8	$4,563.4	$4,382.9
Net Investment Income	457.7	460.5	462.3
Loss and Loss Adjustment Expenses Incurred Related to
Current Year	3,619.1	3,621.7	3,353.0
Prior Year	345.1	148.3	78.8
Amortization of Deferred Policy Acquisition Expenses	792.2	796.6	793.0
Paid Losses and Loss Adjustment Expenses	3,595.5	3,570.0	3,329.0
Net Written Premiums	4,439.2	4,539.7	4,483.8

SAFECO Corporation and Subsidiaries

EXHIBITS

SAFECO Corporation and Subsidiaries

Index to Exhibits

3.1	Bylaws (as last amended November 7, 2001).

3.2	Restated Articles of Incorporation (as amended May 7, 1997), filed as Exhibit 3.2 to SAFECO’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 (File No. 1-6563), are incorporated herein by this reference.

4.1	SAFECO agrees to furnish the Securities and Exchange Commission, upon request, with copies of all instruments defining rights of holders of long-term debt of SAFECO and its consolidated subsidiaries.

4.2	Indenture, dated as of July 15, 1997, between SAFECO and The Chase Manhattan Bank, as Trustee, filed as Exhibit 4.2 to SAFECO’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 (File No. 1-6563), is incorporated herein by this reference.

4.3	Form of Certificate of Exchange Junior Subordinated Debenture filed as Exhibit 4.2 to SAFECO’s Registration Statement on Form S-4 (No. 333-38205) dated October 17, 1997, is incorporated herein by this reference.

4.4	Certificate of Trust of SAFECO Capital Trust I dated June 18, 1997, filed as Exhibit 4.4 to SAFECO’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 (File No. 1-6563), is incorporated herein by this reference.

4.5	Amended and Restated Declaration of Trust of SAFECO Capital Trust I dated as of July 15, 1997, filed as Exhibit 4.5 to SAFECO’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 (File No. 1-6563), is incorporated herein by this reference.

4.6	Form of Exchange Capital Security Certificate for SAFECO Capital Trust I filed as Exhibit 4.5 to SAFECO’s Registration Statement on Form S-4 (No. 333-38205) dated October 17, 1997, is incorporated herein by this reference.

4.7	Form of Exchange Guarantee of SAFECO relating to the Exchange Capital Securities, filed as Exhibit 4.6 to SAFECO’s Registration Statement on Form S-4 (No. 333-38205) dated October 17, 1997, is incorporated herein by this reference.

4.8	Indenture, dated as of February 15, 2000, among SAFECO and The Chase Manhattan Bank, N.A., as Trustee, filed as Exhibit 4.8 to SAFECO’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 1-6563), is incorporated herein by this reference.

4.9	Form of 7.875% Notes due 2003, filed as Exhibit 4.9 to SAFECO’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 1-6563), is incorporated herein by this reference.

4.10	Form of SAFECO Agency Stock Purchase Plan Terms and Conditions as Agreed to by the Agency, filed as Exhibit 4.1 to SAFECO’s Annual Report on Form 10-K for the fiscal year ended December, 2000 (File No. 1-6563), is incorporated herein by this reference.

10.1	Five-Year Credit Agreement dated as of September 24, 1997, among SAFECO; Bank of America National Trust and Savings Association, as Agent; Mellon Bank, N.A., as Documentation Agent; The Chase Manhattan Bank, as Syndication Agent; and the various co-agents, lead managers, and financial institutions identified in said Credit Agreement as a party thereto, filed as Exhibit 10.1 to SAFECO’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 1-6563), is incorporated herein by this reference.

10.2	SAFECO Corporation Deferred Compensation Plan for Directors, as Amended and Restated on August 2, 2000, filed as Exhibit 10.1 to SAFECO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (File No. 1-6563), is incorporated herein by this reference.

10.3	SAFECO Deferred Compensation Plan for Executives, as Amended November 7, 2001.

E-1

SAFECO Corporation and Subsidiaries

Index to Exhibits (continued)

10.4	Amended and Restated Stock Purchase Agreement among General Electric Capital Corporation, SAFECO Corporation and SAFECO Credit Company, Inc., dated as of July 23, 2001, filed as Exhibit 2 to SAFECO’s Current Report on Form 8-K on August 15, 2001 (File No. 1-6563), is incorporated herein by this reference. SAFECO agrees to furnish the Securities and Exchange Commission, upon request, with copies of all omitted schedules to the foregoing Purchase and Sale Agreement.

10.5	Form of Change in Control Severance Agreements between SAFECO and each of Bruce M. Allenbaugh, Michael E. LaRocco, Dale E. Lauer, Michael S. McGavick, Allie R. Mysliwy, James W. Ruddy, Yomtov Senegor and Randall H. Talbot, in each case dated as of November 7, 2001.

10.6	SAFECO Long-Term Incentive Plan of 1997 as Amended and Restated February 7, 2001.

10.7	Form of Stock Option Contract granted under the SAFECO Long-Term Incentive Plan of 1997, filed as Exhibit 10.6 to SAFECO’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 1-6563), is incorporated herein by this reference.

10.8	Form of Nonqualified Stock Option Award Agreement — Non-Employee Director granted under the SAFECO Long-Term Incentive Plan of 1997, filed as Exhibit 10.4 to SAFECO’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 (File No. 1-6563), is incorporated herein by this reference.

10.9	Form of Restricted Stock Rights Award Agreement granted under the SAFECO Long-Term Incentive Plan of 1997, filed as Exhibit 10.7 to SAFECO’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 1-6563), is incorporated herein by this reference.

10.10	Form of Performance Stock Rights Award Agreement granted under the SAFECO Long-Term Incentive Plan of 1997, filed as Exhibit 10.8 to SAFECO’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 1-6563), is incorporated herein by this reference.

10.11	SAFECO Incentive Plan of 1987 contained in the Prospectus dated November 10, 1989, as amended January 31, 1990, filed as Exhibit 10 to SAFECO’s Annual Report on Form 10-K for the fiscal year ended December 31, 1989 (File No. 1-6563), and the Supplement to such Prospectus dated November 8, 1990, filed as Exhibit 10 to SAFECO’s Annual Report on Form 10-K for the fiscal year ended December 31, 1990 (File No. 1-6563), are incorporated herein by this reference.

10.12	Separation Agreement between SAFECO Insurance Company of America and W. Randall Stoddard dated August 2, 2000, filed as Exhibit 10.3 to SAFECO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (File No. 1-6563), is incorporated herein by this reference.

10.13	Separation Agreement between SAFECO Corporation and Roger H. Eigsti dated October 3, 2000, filed as Exhibit 10.13 to SAFECO’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 1-6563), is incorporated herein by this reference.

10.14	Retirement Agreement between SAFECO Corporation and Boh A. Dickey dated as of January 29, 2001, filed as Exhibit 10.1 to SAFECO’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (File No. 1-6563), is incorporated herein by this reference.

10.15	Retirement Agreement between SAFECO Corporation and Rod A. Pierson dated October 15, 2001.

10.16	Employment Agreement between SAFECO Corporation and Michael S. McGavick dated as of January 26, 2001, filed as Exhibit 10.2 to SAFECO’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (File No. 1-6563), is incorporated herein by this reference.

E-2

SAFECO Corporation and Subsidiaries

Index to Exhibits

10.17	Incentive Compensation Plan for President/Chief Executive Officer 2001, filed as Exhibit 10.3 to SAFECO’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (File No. 1-6563), is incorporated herein by this reference.

10.18	Nonqualified Stock Option Contract between SAFECO and Michael S. McGavick dated January 26, 2001, filed as Exhibit 10.4 to SAFECO’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (File No. 1-6563), is incorporated herein by this reference.

10.19	Restricted Stock Rights Award Agreement issued under the SAFECO Long-Term Incentive Plan of 1997 between SAFECO and Michael S. McGavick dated January 26, 2001, filed as Exhibit 10.5 to SAFECO’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (File No. 1-6563), is incorporated herein by this reference.

10.20	Performance Stock Rights Award Agreement issued under the SAFECO Long-Term Incentive Plan of 1997 between SAFECO and Michael S. McGavick dated March 27, 2001, filed as Exhibit 10.7 to SAFECO’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (File No. 1-6563), is incorporated herein by this reference.

10.21	Description of the SAFECO Corporation Interim Leadership Performance Program, filed as Exhibit 10 to SAFECO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (File No. 1-6563), is incorporated herein by this reference.

10.22	Form of Promissory Note in favor of General America Corporation by each of Michael S. McGavick, Michael E. LaRocco and Yomtov Senegor; in the case of Mr. McGavick in the principal amount of $1,275,000 and dated June 28, 2001; in the case of Mr. LaRocco in the principal amount of $780,000 and dated October 8, 2001; and in the case of Mr. Senegor in the principal amount of $1,000,000 and dated October 11, 2001.

10.23	SAFECO Leadership Performance Plan, dated as of January 1, 2002.

11	Computation of Income (Loss) Per Share of Common Stock

12	Computation of Ratio of Earnings (Loss) to Fixed Charges

18	Letter from Ernst & Young LLP dated May 11, 2001 regarding change in accounting principles, filed as Exhibit 18 to SAFECO’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (File No. 1-6563), is incorporated herein by this reference.

21	Subsidiaries of the Registrant

23.1	Consent of Ernst & Young LLP, Independent Auditors

E-3