Form 10-K/A
period 2001-12-31
SAFECO CORP
filed 2002-05-06
CIK 86104

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


--------------------------------------------------------------------------------

                                   FORM 10-K/A

--------------------------------------------------------------------------------

                                 AMENDMENT NO. 1


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



                      Documents incorporated by reference:

Portions of the registrant's definitive Proxy Statement for the 2002 annual shareholders meeting are incorporated by reference into Part III.

SAFECO Corporation and Subsidiaries

--------------------------------------------------------------------------------
Contents
--------------------------------------------------------------------------------

         Item     Description                                            Page
--------------------------------------------------------------------------------

                  Financial Information

Part I   1        Business                                                 1





On May 6, 2002, SAFECO Corporation hereby amends its Annual Report on Form 10-K for the year ended December 31, 2001 to include information on competition in "Financial Information, Part I, Item 1, Business."

--------------------------------------------------------------------------------

SAFECO Corporation and Subsidiaries

--------------------------------------------------------------------------------
Part I
--------------------------------------------------------------------------------

(Dollar amounts in millions except for ratios and per share data unless noted otherwise)

ITEM 1 - BUSINESS

General

SAFECO Corporation is a Washington state corporation, operating on a nationwide basis. Non-U.S. operations are insignificant. The various operating subsidiaries are engaged in property and casualty insurance, surety, life insurance and asset management. These operations generated virtually all of the 2001 revenues.

SAFECO Corporation and its predecessor companies have been in business since 1923. The Corporation and its subsidiaries are collectively referred to as "SAFECO" or the "Corporation." The property and casualty insurance operations are collectively referred to as "Property & Casualty." The life insurance and asset management operations are collectively referred to as "Life & Investments." Other operations not included in either Property & Casualty or Life & Investments are collectively referred to as "Corporate."

The home offices of the Corporation and its principal subsidiaries are located in Seattle and Redmond, Washington. As of December 31, 2001, SAFECO had approximately 12,000 employees.

For additional information on SAFECO's other businesses, see Other Operations of this section and Note 15 of the Notes to Consolidated Financial Statements.

The Corporation and its insurance subsidiaries are subject to extensive regulation and supervision, primarily designed to protect the interests of policyholders rather than shareholders and other investors. Such regulation, generally administered by a department of insurance in each state in which the insurance subsidiaries do business, relates to, among other things the:

     o    standards of solvency that must be met and maintained;

     o    licensing of insurers and their agents;

     o    nature of and limitations on investments;

     o    ability to enter into or withdraw from the state;

     o    approval of premium rates;

     o restrictions on the size of risks that may be insured under a single policy;

     o required reserves and provisions for unearned premiums, losses and other purposes;

     o    deposits of securities for the benefit of policyholders;

     o    approval of policy forms; and

     o regulation of market conduct, including underwriting and claims practices.

State insurance departments also conduct periodic examinations of the affairs of insurance companies and require the filing of annual and other reports relating to the financial condition of insurance companies, holding company issues and other matters. The Corporation's insurance subsidiaries are collectively licensed to transact insurance business in all 50 states and the District of Columbia. See additional information in Part II, Item 7, - Regulatory Issues in the Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A).

Competition

Both the property and casualty insurance business and the life insurance and investments business are highly competitive. Competition in SAFECO's business segments is based on price, service, commission structure, product features, financial strength, claims paying ability, ratings and name recognition. SAFECO competes with a large number of domestic and foreign insurers, and in the life and investments business, with non-insurance financial services companies, such as banks, broker-dealers and asset managers. These companies sell through various distribution channels, including independent agents, captive agents and directly to the consumer. SAFECO competes not only for business and individual customers, employer and other group customers but also for agents and other distributors of investment and insurance products. Some of SAFECO's competitors offer a broader array of products, have more competitive pricing or, with respect to insurers, have higher claims paying ability ratings. Some may also have greater financial resources with which to compete. Also, other financial institutions are now able to offer services similar to SAFECO's own as a result of the Gramm-Leach-Bliley Act, which was adopted in November of 1999.

Property & Casualty

Through independent agents, Property & Casualty writes personal, commercial and surety lines of insurance. Included in the lines of insurance written are automobile, homeowners, fire, commercial multi-peril, workers' compensation, miscellaneous casualty, surety and fidelity. Products are sold in all states and the District of Columbia. A listing of the Corporation's property and casualty insurance subsidiaries is included in Note 15 Segment Information (Property & Casualty Operations) of the Notes to Consolidated Financial Statements.

Consolidated gross written premiums for Property & Casualty's ten largest states are as follows:

YEAR ENDED DECEMBER 31                    2001                       2000                      1999
-----------------------------------------------------------------------------------------------------------

                                               % of                       % of                      % of
State                                 Amount   Total            Amount    Total            Amount   Total
-----------------------------------------------------------------------------------------------------------
California                         $    785.8     17%        $    758.4      16%        $    688.4     15%
Washington                              582.2     13              585.3      12              594.5     13
Texas                                   325.2      7              327.8       7              323.4      7
Illinois                                243.6      5              280.0       6              286.7      6
Oregon                                  239.8      5              241.7       5              239.5      5
Missouri                                196.1      4              211.2       5              221.6      5
Florida                                 166.3      4              173.3       4              174.2      4
Colorado                                120.4      3              110.1       2               99.4      2
Michigan                                119.3      3              133.5       3              144.3      3
Connecticut                             118.2      3              113.8       2              115.7      2
-----------------------------------------------------------------------------------------------------------
Total ten largest states              2,896.9     64            2,935.1      62            2,887.7     62
All others                            1,673.3     36            1,774.0      38            1,757.3     38
-----------------------------------------------------------------------------------------------------------
Total                              $  4,570.2    100%        $  4,709.1     100%        $  4,645.0    100%
-----------------------------------------------------------------------------------------------------------


Personal Insurance, Business Insurance, Commercial Insurance and Surety lines comprised approximately 61%, 22%, 14% and 3%, respectively, of the 2001 gross written premiums of $4,570.2.

Property & Casualty - Loss Reserves

The consolidated financial statements include the estimated reserves for unpaid losses and loss adjustment expenses (LAE) of Property & Casualty. The reserves are presented net of amounts from expected salvage and subrogation recoveries and gross of amounts recoverable from reinsurance.

Reserves for losses that have been reported to Property & Casualty and certain legal expenses are established on the "case basis" method. Claims incurred but not reported (IBNR) and other LAE are estimated using actuarial procedures. Salvage and subrogation recoveries are accrued using the "case basis" method for large claims and statistical procedures for smaller claims.

SAFECO's objective is to set reserves that are adequate; that is, the amounts originally recorded as reserves should equal the amounts ultimately required to settle losses. SAFECO's reserves reflect its aggregate best estimate of the total ultimate cost of claims that have been incurred but have not yet been paid. SAFECO believes its reserves are adequate as of December 31, 2001. The estimates are based on past claims experience and consider current claim trends as well as social, legal and economic conditions, including inflation. The reserves are not discounted.

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

Property & Casualty Loss Reserve Strengthening

During the third quarter 2001, SAFECO completed a review of Property & Casualty's loss reserve adequacy. As a result of this review, which included an independent actuarial study, Property & Casualty increased reserves by $240.0, pretax. The $240.0 reserve addition related to Property & Casualty segments as follows: $65.0 for Business Insurance, $90.0 for Commercial Insurance, and $85.0 in the Other lines of business. The Other lines include the discontinued reinsurance operation SAFECO acquired when it purchased American States in 1997. The $240.0 reserve addition relates to recent developments in prior year claims as follows: $80.0 for workers' compensation, $90.0 for construction defect and $70.0 for other coverages including asbestos and environmental.

In the case of workers' compensation, the $80.0 is due to unexpected development of prior year claims and continued increases in medical costs. This includes the impact of administrative rulings that have recently been more favorable to plaintiffs' claims for compensation, particularly in the states of California and Florida.

The estimation of liabilities related to construction defect and asbestos and environmental claims is subject to greater subjectivity than for other claims. SAFECO's reserve review noted the continued emergence of adverse loss experience for construction defect and asbestos and environmental claims due to newly emerging trends in the disposition of such cases. As a result of the review, management concluded that ultimate losses for these lines will be higher in the range of possible outcomes than previously estimated.

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

To mitigate the capital impact of the reserve strengthening, the Corporation contributed $250.0 of capital to Property & Casualty on September 28, 2001. The source of the capital contribution was the proceeds from the sale of SAFECO Credit. See additional information in the Discontinued Operations - SAFECO Credit section in the MD&A.

The following table provides an analysis of changes in loss and LAE reserves (net of reinsurance amounts) for 2001, 2000 and 1999. Changes in reserves are reflected in the income statement for the year when the changes are made.

DECEMBER 31                                                                2001          2000         1999
-----------------------------------------------------------------------------------------------------------

Loss and LAE Reserves at Beginning of Year                            $  4,269.1    $ 4,069.1    $ 3,966.3
                                                                      -------------------------------------

Incurred Loss and LAE for Claims Occurring in the Current Year           3,619.1      3,621.7      3,353.0
Increase in Estimated Loss and LAE for Claims Occurring in Prior Years     345.1        148.3         78.8
                                                                      -------------------------------------

Total Incurred Loss and LAE                                              3,964.2      3,770.0      3,431.8
                                                                      -------------------------------------


Loss and LAE Payments for Claims Occurring During
Current Year                                                             1,976.8      2,059.3      1,926.4
Prior Years                                                              1,618.7      1,510.7      1,402.6
                                                                      -------------------------------------
Total Loss and LAE Payments                                              3,595.5      3,570.0      3,329.0
                                                                      -------------------------------------


Loss and LAE Reserves at End of Year, Net of Reinsurance              $  4,637.8    $ 4,269.1    $ 4,069.1
-----------------------------------------------------------------------------------------------------------


RECONCILIATION
Loss and LAE Reserves at End of Year, Net of Reinsurance              $  4,637.8    $ 4,269.1    $ 4,069.1
Add: Reinsurance Recoverables on Unpaid Losses                             415.9        343.6        309.5
                                                                      -------------------------------------

Loss and LAE Reserves at End of Year, Gross of Reinsurance            $  5,053.7    $ 4,612.7    $ 4,378.6
-----------------------------------------------------------------------------------------------------------


The amounts above do not include SAFECO's life subsidiaries' loss reserves for accident and health claims, as these amounts are not material in relation to consolidated loss and LAE reserves. In addition, the majority of these claims are incurred and paid in full within a one-year period.

Property & Casualty operations in 2001 were charged $345.1 from increases in estimated loss and LAE for claims occurring in prior years. These increases included $142.6 in workers' compensation, $132.8 in general liability, as well as $21.6 in homeowners, $23.1 in commercial auto and $25.0 in all other lines. This adverse development includes the $240.0 of loss reserve strengthening discussed earlier.

Property & Casualty operations in 2000 were charged $148.3 from increases in estimated loss and loss and LAE for claims occurring in prior years. These increases were due to adverse development within commercial operations in workers' compensation ($50.9), general liability ($44.4) primarily related to construction defect, commercial auto ($23.5) and in other lines of business ($29.5) as the costs of settling claims increased. Workers' compensation development was due to continued adverse development of prior reported claims as well as IBNR reserve additions. General liability development was due primarily to continued adverse development of construction defect claims related to the SAFECO Business Insurance operation. Commercial auto development was due to higher than expected loss costs in commercial operations on prior reported claims.

Property & Casualty operations in 1999 were charged $78.8 from increases in estimated loss and LAE for claims occurring in prior years, primarily in construction defect, asbestos and environmental and workers' compensation. For both construction defect and asbestos and environmental, increased reserve estimates resulted from higher than expected reported claims in 1999. The increased reserve estimates for workers' compensation resulted from SAFECO's re-evaluation of loss exposures on claims related to larger commercial insureds and to an upturn in medical costs and less favorable workers' compensation legislation.

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

For 1991 through 1996, inclusive, SAFECO's reserve development had been favorable. This trend reflected several factors: conservative reserving previously undertaken to correct deficiencies in years prior to 1988, favorable workers' compensation legislation, moderation of medical costs and inflation and claims department changes. The favorable legislation in workers' compensation, which relates primarily to the states of Oregon and California in the early 1990's, helped reduce fraud, allowed for faster claim settlements and made it more difficult to reopen claims - all of which reduced SAFECO's ultimate loss costs. During this period, the cost of claim settlements in several lines of business had benefited from changes in the organization of SAFECO's claims department which established separate specialized units for workers' compensation, environmental exposures and fraud investigations. In addition, increased focus on loss adjustment expenses helped reduce these costs.

Starting in 1997 unfavorable trends began to emerge with respect to the combined reserves of SAFECO and American States. Adverse loss experience in construction defect, asbestos and environmental, as well as workers' compensation significantly contributed to the unfavorable trends. As discussed above, these unfavorable trends prompted SAFECO to perform a reserve review which was completed in the third quarter of 2001. As a result of this review Property & Casualty increased reserves by $240.0 which is reflected in the $345.1 adverse development for 2000.

As discussed previously, the development for 1999 was unfavorable due to commercial lines adverse development in workers' compensation, general liability and commercial auto.

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

Analysis of Losses and Loss Adjustment Expenses Reserve Development

December 31              1991       1992      1993      1994       1995      1996      1997     1998     1999      2000      2001
----------------------------------------------------------------------------------------------------------------------------------


RESERVE FOR UNPAID LOSSES AND LAE
----------------------------------------------------------------------------------------------------------------------------------

Gross of Reinsurance $2,017.3  $2,052.3  $2,095.2  $2,236.8    $2,180.8  $2,059.1  $4,310.5  $4,219.9 $4,378.6 $4,612.7  $5,053.7
Reinsurance             152.0      89.2     100.1     143.9       110.7     103.4     228.6     253.6    309.5    343.6     415.9
                    ---------------------------------------------------------------------------------------------------------------

Net of Reinsurance   $1,865.3  $1,963.1  $1,995.1  $2,092.9    $2,070.1  $1,955.7  $4,081.9  $3,966.3 $4,069.1 $4,269.1  $4,637.8
                    ---------------------------------------------------------------------------------------------------------------

CUMULATIVE NET AMOUNT PAID AS OF
-----------------------------------------------------------------------------------------------------------------------------------

One Year Later        $ 584.9   $ 598.9   $ 620.5   $ 693.0     $ 755.4   $ 772.9  $1,345.5  $1,389.2 $1,510.7 $1,618.7
Two Years Later         905.7     913.4     947.6   1,068.3     1,095.0   1,101.4   2,049.3   2,165.5  2,336.2
Three Years Later     1,086.5   1,106.0   1,147.6   1,252.9     1,267.6   1,287.9   2,516.3   2,638.0
Four Years Later      1,207.2   1,230.6   1,252.5   1,341.5     1,370.0   1,404.3   2,821.0
Five Years Later      1,294.4   1,295.7   1,300.2   1,403.5     1,440.5   1,485.3
Six Years Later       1,336.7   1,326.1   1,342.9   1,449.6     1,493.1
Seven Years Later     1,356.9   1,357.8   1,377.0   1,488.9
Eight Years Later     1,381.4   1,386.6   1,406.1
Nine Years Later      1,406.2   1,412.4
Ten Years Later       1,429.5

NET RESERVE RE-ESTIMATED AS OF
-----------------------------------------------------------------------------------------------------------

One Year Later       $1,820.7  $1,866.2  $1,913.8  $2,033.2    $1,992.4  $1,947.7  $3,981.9  $4,045.1 $4,217.4$4,614.2
Two Years Later       1,732.8   1,782.1   1,818.3   1,902.3     1,889.9   1,861.4   3,989.0   4,070.3  4,447.8
Three Years Later     1,686.0   1,712.2   1,716.1   1,801.9     1,804.7   1,806.6   3,986.0   4,209.9
Four Years Later      1,650.7   1,642.3   1,643.6   1,733.8     1,757.1   1,799.6   4,097.1
Five Years Later      1,594.9   1,600.9   1,599.8   1,702.8     1,757.3   1,849.6
Six Years Later       1,569.5   1,554.7   1,568.3   1,691.2     1,803.3
Seven Years Later     1,548.7   1,549.8   1,578.3   1,733.2
Eight Years Later     1,551.0   1,567.2   1,616.3
Nine Years Later      1,570.1   1,601.2
Ten Years Later       1,600.1

CUMULATIVE NET REDUNDANCY(DEFICIENCY)AS OF
-----------------------------------------------------------------------------------------------------------

One Year Later       $   44.6    $ 96.9   $  81.3   $  59.7     $  77.7    $   8.0   $ 100.0   $ (78.8)$ (148.3)$ (345.1)
Two Years Later         132.5     181.0     176.8     190.6       180.2       94.3      92.9    (104.0)  (378.7)
Three Years Later       179.3     250.9     279.0     291.0       265.4      149.1      95.9    (243.6)
Four Years Later        214.6     320.8     351.5     359.1       313.0      156.1     (15.2)
Five Years Later        270.4     362.2     395.3     390.1       312.8      106.1
Six Years Later         295.8     408.4     426.8     401.7       266.8
Seven Years Later       316.6     413.3     416.8     359.7
Eight Years Later       314.3     395.9     378.8
Nine Years Later        295.2     361.9
Ten Years Later         265.2



The following table summarizes reserve development, gross of reinsurance, for the last three years as of December 31, 2001.

DECEMBER 31                                                                2000          1999         1998
-----------------------------------------------------------------------------------------------------------

Gross Reserves                                                        $  4,612.7    $ 4,378.6    $ 4,219.9
                                                                      -------------------------------------

CUMULATIVE DEVELOPMENT
Net of Reinsurance                                                    $   (345.1)   $  (378.7)   $  (243.6)
Reinsurance                                                                (25.6)       (53.0)      (115.4)
                                                                      -------------------------------------

Gross of Reinsurance                                                  $   (370.7)   $  (431.7)   $  (359.0)
-----------------------------------------------------------------------------------------------------------


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

The vast majority of Property & Casualty's environmental, asbestos and other toxic claims resulted from the commercial general liability line of business and the discontinued assumed reinsurance operations of American States. Approximately 4,800 of these claims, computed on an occurrence basis, were pending at December 31, 2001. The average settlement cost of each environmental, asbestos and other toxic claim for 2001 was fifteen thousand dollars including legal expenses.

The following table presents the loss reserve activity for liability coverages related to environmental, asbestos and other toxic claims, before reinsurance:

DECEMBER 31                                                                2001          2000         1999
-----------------------------------------------------------------------------------------------------------

Reserves at Beginning of Year                                         $    315.5    $   332.3    $   329.8
Incurred Losses and LAE                                                     51.7          9.6         24.8
Losses and LAE Payments                                                    (26.5)       (26.4)       (22.3)
                                                                      -------------------------------------
Reserves at End of Year                                               $    340.7    $   315.5    $   332.3
-----------------------------------------------------------------------------------------------------------


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

Construction defect claims are a subset of claims that arise from coverage provided by general property damage liability insurance. Construction defect claims arise from the alleged defective work performed in the construction of large habitation structures, such as apartments, condominiums and large developments of single-family dwellings or other housing. In addition to damages arising directly from the alleged defective work, construction defect claims often also allege that the economic value of the structure has been diminished. The vast majority of Property & Casualty's construction defect claims arise from past contractor business written in the state of California. Commercial Insurance, which does not include Business Insurance, has avoided writing the construction class of business in California since 1989 and has limited exposure to these types of claims. However, American States, prior to its acquisition by SAFECO, was a major writer of California contractor business until 1994 when it implemented significant restrictions in this line. Continued loss development in California as well as emerging claims in other states resulted in additions to reserves of $90.0 as part of the loss reserve strengthening in September 2001.

The following table presents the loss and LAE reserve activity for liability coverages related to construction defect claims, before reinsurance:

DECEMBER 31                                                                2001          2000         1999
-----------------------------------------------------------------------------------------------------------

Reserves at Beginning of Year                                         $    322.6    $   306.1    $   328.6
Incurred Losses and LAE                                                    119.2         71.5         28.1
Losses and LAE Payments                                                    (58.9)       (55.0)       (50.6)
                                                                      -------------------------------------
Reserves at End of Year                                               $    382.9    $   322.6    $   306.1
-----------------------------------------------------------------------------------------------------------


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

Reinsurance

Property & Casualty uses treaty and facultative reinsurance to help manage exposures to loss. Property & Casualty's reinsurance coverages relate to surety business and personal and commercial property coverages. As noted above, the liability for unpaid losses and LAE is reported gross of reinsurance recoverables of $415.9 at December 31, 2001 and $343.6 at December 31, 2000. This increase is due primarily to reinsurance recoverables related to the surety Enron loss (see Surety section of the MD&A for additional information) and losses resulting from the World Trade Center attacks. Because the amount of the reinsurance recoverables can vary depending on the size of an individual loss or, in some cases, the aggregate amount of all losses in a particular line of business, the exact amount of the reinsurance recoverables is not known until all losses are settled. Therefore, Property & Casualty must estimate the amount of reinsurance recoverables it anticipates receiving. To estimate this amount, Property & Casualty uses the terms of the reinsurance contracts and historical reinsurance recovery information and applies that information to the gross loss reserve estimate.

The availability and cost of reinsurance are subject to prevailing market conditions, both in terms of price and available capacity. Due to the recent tightening in the reinsurance marketplace, it is likely that the cost of reinsurance will increase in 2002. Although the reinsurer is liable to SAFECO to the extent of the reinsurance ceded, SAFECO remains primarily liable to the policyholder as the direct insurer on all risks insured. In addition, the magnitude of losses in the reinsurance industry resulting from the September 11, 2001 terrorist attacks is expected to impact the financial strength of reinsurers which may result in collectibility or recoverability issues. However, to SAFECO's knowledge, none of its reinsurers is currently experiencing financial difficulties. SAFECO's business is not substantially dependent upon any single reinsurance account.

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

                                                                                                     Percent at
 RATING                                                                                       December 31, 2001
-----------------------------------------------------------------------------------------------------------

A++                                                                                                 43.7%
A+                                                                                                   8.7
A                                                                                                    4.3
A-                                                                                                   0.5
B                                                                                                    0.2
Lloyds of London                                                                                     3.7
Non-Rated                                                                                            6.6
                                                                                             --------------
Total Domestic Reinsurers                                                                           67.7
                                                                                             --------------

State Reinsurance Pools                                                                             23.7
Other Reinsurance Pools                                                                              2.1
Foreign Reinsurers                                                                                   6.5
                                                                                             --------------
Total Reinsurance Pools and Foreign Reinsurers                                                      32.3
                                                                                             --------------
Total                                                                                              100.0%
-----------------------------------------------------------------------------------------------------------


Property & Casualty's nationwide catastrophe property reinsurance program for 2002, covering 90% of $400.0 of single-event losses in excess of $100.0 retention, is unchanged from 2001. In a large catastrophe, Property & Casualty retains the first $100.0 of losses, 10% of the next $400.0 and all losses in excess of $500.0. In 2001, in addition to this nationwide coverage, for all states other than California, SAFECO had a supplemental earthquake-only reinsurance contract that covered 90% of $250.0 of single-event earthquake losses in excess of $500.0. Given Property & Casualty's successful efforts to reduce West Coast earthquake exposure, it was no longer considered necessary to continue this excess contract in 2002. Catastrophe property reinsurance contracts for 2002 include provisions for one reinstatement for a second catastrophe event in 2002 at current rates.

Property & Casualty does not enter into retrospective reinsurance contracts and does not participate in any unusual or nonrecurring reinsurance transactions such as "swaps" of reserves or loss portfolio transfers. Property & Casualty does not use funding covers and does not participate in any surplus relief transactions. See Note 5 of the Notes to Consolidated Financial Statements for additional information on reinsurance.

Statutory Accounting

State insurance regulatory authorities require the property and casualty insurance subsidiaries to file annual statements prepared on an accounting basis prescribed by the National Association of Insurance Commissioners' (NAIC) revised Accounting Practices and Procedures Manual or permitted by their respective state of domicile (that is, on a statutory basis). The difference between the $5,053.7 reserve at December 31, 2001, for the losses and LAE disclosed in the consolidated financial statements in accordance with accounting principles generally accepted in the United States (GAAP), and the $4,637.8 reported in the annual statements filed with state regulatory authorities relates to reinsurance recoverables. Under Statement of Financial Accounting Standards No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts," the GAAP-basis liability for losses and LAE is reported gross of amounts recoverable from reinsurance. Statutory-basis financial statements report the liability net of reinsurance.

Life & Investments

Life & Investments offers individual and group insurance products, retirement services, annuity products, mutual funds and investment advisory services. Life & Investments distributes its products through independent agents and other financial intermediaries. The most significant product lines in terms of premium and deposit volume include single premium immediate and deferred annuities, business owned life insurance, variable annuities, tax-sheltered annuities, corporate retirement plans, excess loss group medical insurance and individual life insurance. SAFECO Life reinsures portions of its individual and group life, accident and health insurance through commercial reinsurance treaties, providing protection against large risks and catastrophe situations. A listing of the Corporation's life insurance & investment subsidiaries is included in Note 15 Segment Information (Life & Investments Operations) of the Notes to Consolidated Financial Statements.

Funds held under deposit contracts relate primarily to annuity, retirement services and individual products. The table below summarizes the components of funds held under deposit contracts at December 31, 2001, and describes the applicable surrender charges and surrender experience.

Detail of Funds Held Under Deposit Contracts at December 31, 2001

                                                           Range of
                                      Expected             Credited
                                      Maturities         or Assumed                            Approximate
                  Outstanding     of Liabilities     Interest Rates                              Surrender
PRODUCT             Balance       (at issue date)     as of 12/31/01   Surrender Charges        Experience
-----------------------------------------------------------------------------------------------------------

Income             $  6,245.3      Over 25 years    3.50% to 12.20%    Cannot surrender   Cannot surrender
Annuities

Other                 4,574.3      Approximately     4.00% to 7.95%   Highest surrender    14.5% per annum
Annuities &                           5-20 years                          charges range
Deposits                                                                from 10% to 5%,
                                                                      graded down to 0%
                                                                         within 5 to 10
                                                                      years. SAFECO has
                                                                          the option to
                                                                      defer payout over
                                                                        5 years for 20%
                                                                    of these contracts.


Universal             3,204.2      Approximately      5.00% to 6.00%    Varies by issue       8% per annum
Individual Life                      10-25 years                           age, sex and
                                                                       duration from $1
                                                                      to $58 per $1,000
                                                                          of insurance.




Guaranteed              391.7          Typically     5.63% to 8.40%        Market value       Less than 1%
Investment                             2-5 years                          adjustment or          per annum
Contracts                                                              cannot surrender
                                                                         in first year.

Equity                  208.7    Approximately 6      Equity return     Typically 8% in      More than 45%
Indexed                        years at original        credited is    year 1 graded to    due to an offer
Annuities (EIA)                        issuance,   based on S&P 500            0% after             to EIA
                                       remaining   performance with             year 6.     policy-holders
                               expected maturity         no minimum                             in 2001 to
                                of approximately   guarantee. Floor                        surrender their
                                        3 years.    return based on                           policies and
                                                    a minimum fixed                                receive
                                                        return on a                           December 31,
                                                            portion                           2000 account
                                                    (typically 90%)                          value with no
                                                    of the original                      surrender charge.
                                                    deposit amount.
-----------------------------------------------------------------------------------------------------------
Total              $ 14,624.2
-----------------------------------------------------------------------------------------------------------


Effective December 31, 2001, SAFECO's asset management companies and Talbot Financial Corporation are reported as part of Life & Investments' operating results. These subsidiaries include the following:

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

Discontinued Operations

SAFECO Credit Company, Inc. (SAFECO Credit) - SAFECO Credit provided loans and equipment financing and leasing to commercial businesses, insurance agents and affiliated companies. In March 2001, SAFECO announced its intention to sell SAFECO Credit. A plan of disposal was formalized establishing the measurement date as March 31, 2001; consequently, SAFECO Credit was accounted for as a discontinued operation, effective March 31, 2001. In July 2001, the Corporation announced that it had reached a definitive agreement to sell SAFECO Credit to General Electric Capital Corporation (GECC). On August 15, 2001, SAFECO completed the sale (effective July 31, 2001) of SAFECO Credit to GECC. See Note 11 of the Notes to Consolidated Financial Statements.

SAFECO Properties, Inc. - In February 1998, SAFECO decided to sell its real estate subsidiary, SAFECO Properties, Inc., to focus on its core insurance and financial services businesses. See Note 11 of the Notes to Consolidated Financial Statements.

A listing of the Corporation's subsidiaries is shown on Exhibit 21 of this report.

Subsequent Event

On March 4, 2002, SAFECO reached a definitive agreement to acquire Swiss Re's medical excess-loss and group life insurance business. SAFECO is acquiring $240 in annual excess-loss medical insurance premium and $10 in group-life insurance premium. Pending regulatory approval, the acquisition is expected to close in June 2002.

-------------------------------------------------------------------------------
Signatures
-------------------------------------------------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned thereunto duly authorized on May 6, 2002.



                              SAFECO CORPORATION
                              --------------------------------------------------
                              Registrant

                              /s/ CHRISTINE B. MEAD
                              --------------------------------------------------
                              Christine B. Mead
                              Senior Vice President, Chief Financial Officer
                              and Secretary

                              /s/ H. PAUL LOWBER
                              --------------------------------------------------
                              H. Paul Lowber
                              Vice President, Controller
                              and Chief Accounting Officer