Form 10-Q
period 2002-03-31
SAFECO CORP
filed 2002-05-06
CIK 86104

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended March 31, 2002

Commission File Number 1-6563

SAFECO CORPORATION

State of Incorporation: Washington
I.R.S. Employer I.D. No.: 91-0742146

Address of Principal Executive Offices: SAFECO Plaza, Seattle, Washington 98185

Telephone: 206-545-5000

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, No Par Value: 127,805,773 shares were outstanding at March 31, 2002

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X]. NO [   ].

SAFECO Corporation and Subsidiaries

CONTENTS

	Item	Description	Page

Part I		Financial Information
	1	Financial Statements
		Consolidated Balance Sheets March 31, 2002 and December 31, 2001	2
		Consolidated Statements of Income (Loss) for the three months ended March 31, 2002 and 2001	4
		Consolidated Statements of Shareholders’ Equity March 31, 2002 and 2001	5
		Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2002 and 2001	5
		Consolidated Statements of Cash Flows for the three months ended March 31, 2002 and 2001	6
		Condensed Notes to Consolidated Financial Statements	8
	2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Part II		Other Information
	1	Legal Proceedings	26
	6	Exhibits and Reports on Form 8-K	27

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 6, 2002.

SAFECO CORPORATION Registrant

/s/ CHRISTINE B. MEAD Christine B. Mead Senior Vice President, Chief Financial Officer And Secretary

/s/ H. PAUL LOWBER H. Paul Lowber Vice President, Controller And Chief Accounting Officer

SAFECO Corporation and Subsidiaries

Consolidated Balance Sheets

	March 31	December 31
	2002	2001

(In Millions)	(Unaudited)
ASSETS
Investments
Fixed Maturities, at Fair Value (Cost or amortized cost: $21,226.9; $20,677.1)	$21,682.2	$21,444.1
Marketable Equity Securities, at Fair Value (Cost: $964.7; $940.5)	1,645.7	1,596.4
Mortgage Loans	922.3	924.2
Other Investment Assets	252.8	236.9
Short-Term Investments	193.4	672.9

Total Investments	24,696.4	24,874.5
Cash	284.7	269.3
Accrued Investment Income	347.0	323.8
Premiums and Service Fees Receivable	1,002.2	973.0
Other Notes and Accounts Receivable	156.0	163.4
Deferred Income Tax Recoverable	411.4	319.0
Reinsurance Recoverables	527.1	523.2
Deferred Policy Acquisition Costs	638.2	626.8
Land, Buildings and Equipment for Company Use (At cost less accumulated depreciation)	541.0	552.0
Goodwill and Intangibles (Note 6) (Accumulated amortization: $89.8; $85.9)	145.5	149.4
Other Assets	95.1	110.0
Securities Lending Collateral (Note 1)	1,825.6	1,636.2
Separate Account Assets	1,200.5	1,208.1

Total Assets	$31,870.7	$31,728.7

See condensed notes to consolidated financial statements.

SAFECO Corporation and Subsidiaries

Consolidated Balance Sheets

	March 31	December 31
	2002	2001

(In Millions)	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Losses and Loss Adjustment Expenses	$5,136.4	$5,118.4
Life Policy Liabilities	325.4	327.1
Unearned Premiums	1,772.8	1,782.2
Funds Held Under Deposit Contracts	14,849.0	14,624.2
Debt (Note 3)	1,072.8	1,096.6
Other Liabilities	1,328.1	1,423.0
Current Income Taxes	28.0	34.9
Securities Lending Payable (Note 1)	1,825.6	1,636.2
Separate Account Liabilities	1,200.5	1,208.1

Total Liabilities	27,538.6	27,250.7

Commitments and Contingencies	—	—
Corporation-Obligated, Mandatorily Redeemable Capital Securities of Subsidiary Trust Holding Solely Junior Subordinated Debentures of the Corporation (Capital Securities)	843.5	843.4

Preferred Stock, No Par value
Shares Authorized: 10
Shares Issued and Outstanding: None	—	—
Common Stock, No Par Value
Shares Authorized: 300
Shares Reserved for Option: 6.2; 6.4
Shares Issued and Outstanding: 127.8; 127.7	845.2	841.9
Retained Earnings	1,914.7	1,875.9
Accumulated Other Comprehensive Income, Net of Tax	728.7	916.8

Total Shareholders’ Equity	3,488.6	3,634.6

Total Liabilities and Shareholders’ Equity	$31,870.7	$31,728.7

See condensed notes to consolidated financial statements.

SAFECO Corporation and Subsidiaries

Consolidated Statements of Income (Loss)

	Three Months Ended
	March 31

	2002	2001

(In Millions Except Share Amounts)	(Unaudited)
REVENUES
Insurance
Property & Casualty Earned Premiums	$1,099.5	$1,116.5
Life & Investments Premiums and Other Revenues	165.1	165.7

Total	1,264.6	1,282.2
Other	2.7	1.9
Net Investment Income	414.7	415.4
Realized Investment Gain	30.6	33.4

Total	1,712.6	1,732.9

EXPENSES
Losses, Loss Adjustment Expenses and Policy Benefits	1,159.6	1,223.1
Commissions	202.9	197.9
Personnel Costs	122.7	127.3
Interest	16.0	17.0
Goodwill and Intangibles Amortization (Note 6)	3.9	17.1
Other	111.0	111.4
Amortization of Deferred Policy Acquisition Costs	209.5	206.2
Deferral of Policy Acquisition Costs	(213.2)	(213.4)
Restructuring Charges (Note 5)	6.6	—
Write-off of Goodwill (Note 6)	—	1,201.0

Total	1,619.0	2,887.6

Income (Loss) from Continuing Operations before Income Taxes	93.6	(1,154.7)

Provision (Benefit) for Income Taxes
Current	6.6	6.2
Deferred	12.2	(289.2)

Total	18.8	(283.0)

Income (Loss) from Continuing Operations before Distributions on Capital Securities	74.8	(871.7)
Distributions on Capital Securities, Net of Tax	(11.2)	(11.2)

Income (Loss) from Continuing Operations	63.6	(882.9)
Income from Discontinued Credit Operations, Net of Tax (Note 4)	—	2.2

Income (Loss) before Cumulative Effect of Change in Accounting Principle	63.6	(880.7)
Cumulative Effect of Change in Accounting Principle — FAS 133, Net of Tax	—	(2.1)

Net Income (Loss) (Note 6)	$63.6	$(882.8)

INCOME (LOSS) PER SHARE OF COMMON STOCK
Income (Loss) From Continuing Operations	$0.50	$(6.91)
Income from Discontinued Credit Operations	—	0.02
Cumulative Effect of Change in Accounting Principle	—	(0.02)

Net Income (Loss) Per Share of Common Stock — Diluted & Basic (Note 6)	$0.50	$(6.91)

Dividends Paid to Common Shareholders	$0.19	$0.37

Average Number of Shares Outstanding During the Period: Diluted	128.1	127.7

Basic	127.8	127.6

See condensed notes to consolidated financial statements.

SAFECO Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity

	March 31	March 31
	2002	2001

(In Millions)	(Unaudited)
COMMON STOCK
Balance at Beginning of Period	$841.9	$834.5
Stock Issued for Options and Rights	3.4	2.8
Common Stock Reacquired	(0.4)	(0.1)
Other	0.3	0.1

Balance at End of Period	845.2	837.3

RETAINED EARNINGS
Balance at Beginning of Period	1,875.9	2,966.4
Net Income (Loss)	63.6	(882.8)
Amortization of Underwriting Compensation on Capital Securities	(0.1)	(0.1)
Dividends Declared	(23.6)	(23.6)
Common Stock Reacquired	(1.1)	(0.4)

Balance at End of Period	1,914.7	2,059.5

ACCUMULATED OTHER COMPREHENSIVE INCOME, NET OF TAX
Balance at Beginning of Period	916.8	894.9
Other Comprehensive Income (Loss)	(188.1)	86.3

Balance at End of Period	728.7	981.2

Shareholders’ Equity	$3,488.6	$3,878.0

See condensed notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended
	March 31

	2002	2001

(In Millions)	(Unaudited)
Net Income (Loss)	$63.6	$(882.8)

Other Comprehensive Income (Loss), Net of Tax
Increase (Decrease) in Unrealized Appreciation (Depreciation) of Investment Securities	(165.7)	123.5
Less Reclassification Adjustment for Realized Gain Included in Net Income	(20.6)	(22.0)
Deferred Policy Acquisition Costs Valuation Allowance	(4.6)	(2.7)
Foreign Currency and Other Adjustments	2.8	(12.5)

Other Comprehensive Income (Loss)	(188.1)	86.3

Comprehensive Loss	$(124.5)	$(796.5)

See condensed notes to consolidated financial statements.

SAFECO Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	Three Months Ended
	March 31

	2002	2001

(In Millions)	(Unaudited)
OPERATING ACTIVITIES
Insurance Premiums Received	$1,153.9	$1,234.5
Dividends and Interest Received	391.6	399.3
Other Operating Receipts	54.2	59.1
Insurance Claims and Policy Benefits Paid	(945.7)	(1,115.3)
Underwriting, Acquisition and Insurance Operating Costs Paid	(402.5)	(406.7)
Interest Paid and Distributions on Capital Securities	(53.4)	(57.5)
Other Operating Costs Paid	(34.4)	(47.8)
Income Taxes Paid	(10.4)	(9.3)

Net Cash Provided by Operating Activities	153.3	56.3

INVESTING ACTIVITIES
Purchases of
Fixed Maturities	(1,202.5)	(537.9)
Equities	(49.9)	(69.8)
Other Investment Assets	(47.8)	(76.2)
Maturities of Fixed Maturities	377.1	212.5
Sales of
Fixed Maturities	263.4	1,214.2
Equities	65.1	158.8
Other Investment Assets	30.9	116.6
Net Decrease (Increase) in Short-Term Investments	479.5	(322.2)
Other	(38.6)	(28.3)

Net Cash Provided by (Used in) Investing Activities	(122.8)	667.7

FINANCING ACTIVITIES
Funds Received Under Deposit Contracts	336.1	89.9
Return of Funds Held under Deposit Contracts	(300.7)	(372.6)
Repayment of Notes and Mortgage Borrowings	(8.5)	(1.7)
Repayment of Short-Term Borrowings	(4.2)	(75.1)
Common Stock Reacquired	(1.4)	(0.5)
Dividends Paid to Shareholders	(23.6)	(47.2)
Other	(12.8)	18.1

Net Cash Used in Financing Activities	(15.1)	(389.1)

Cash Used In Discontinued Credit Operations	—	(274.0)

Net increase in Cash	15.4	60.9
Cash at Beginning of Period	269.3	186.3

Cash at End of Period	$284.7	$247.2

See condensed notes to consolidated financial statements.

SAFECO Corporation and Subsidiaries

Consolidated Statements of Cash Flows —
Reconciliation of Net Income (Loss) to Net Cash Provided by Operating Activities

	Three Months Ended
	March 31

	2002	2001

(In Millions)	(Unaudited)
Net Income (Loss)	$63.6	$(882.8)

Realized Investment Gain	(30.6)	(33.4)
Amortization and Depreciation	21.1	21.9
Amortization of Fixed Maturity Investments	(13.4)	(16.9)
Deferred Income Tax Provision (Benefit)	12.2	(289.2)
Interest Expense on Deposit Contracts	209.0	141.2
Other Adjustments	(19.9)	(0.3)
Write-off of Goodwill	—	1,201.0
Income from Discontinued Credit Operations, Net of Tax	—	(2.2)
Cumulative Effect of Change in Accounting Principle, Net of Tax	—	2.1
Changes in
Losses and Loss Adjustment Expenses	18.0	(21.7)
Life Policy Liabilities	(1.7)	(19.1)
Unearned Premiums	(9.4)	(1.8)
Accrued Income Taxes	(6.9)	(12.6)
Accrued Interest on Accrual Bonds	(11.5)	(10.9)
Accrued Investment Income	(23.2)	(0.6)
Deferred Policy Acquisition Costs	(11.4)	(1.7)
Other Assets and Liabilities	(42.6)	(16.7)

Total Adjustments	89.7	939.1

Net Cash Provided by Operating Activities	$153.3	$56.3

There were no significant non-cash financing or investing activities for the three months ended March 31, 2002 and 2001.

See condensed notes to consolidated financial statements.

SAFECO Corporation and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Dollar amounts in millions except per share data, unless noted otherwise)

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Basis of Consolidation and Reporting

SAFECO Corporation (SAFECO or the Corporation) is a Washington corporation that owns operating subsidiaries engaged in property and casualty insurance, surety, life insurance and asset management. These operations generated virtually all of the Corporation’s revenues. SAFECO’s businesses operate on a nationwide basis. Non-U.S. operations are insignificant.

The accompanying unaudited consolidated financial statements and condensed notes have been prepared in conformity with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instructions to Form 10-Q. Certain financial information, which is required in the annual financial statements prepared in conformity with GAAP, may not be required for interim financial reporting purposes and has been condensed or omitted. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation of results for the interim periods have been included.

These consolidated financial statements and condensed notes should be read in conjunction with the financial statements and notes incorporated by reference in SAFECO’s 2001 Annual Report on Form 10-K which has been previously filed with the Securities and Exchange Commission.

The preparation of the these interim consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and claims and expenses during the reporting period. Actual results could differ from those estimates.

The consolidated financial statements include SAFECO Corporation and its subsidiaries. SAFECO has no material unconsolidated subsidiaries and no interests in off-balance sheet special purpose entities. All significant intercompany transactions and accounts have been eliminated in the consolidated financial statements.

Certain reclassifications have been made to the prior year information to conform to the current year presentation.

Securities Lending

SAFECO engages in securities lending whereby certain securities from its portfolio are loaned to other institutions for short periods of time. Initial collateral is required at a rate of 102% of the market value of a loaned security. The collateral is deposited by the borrower with a lending agent and retained and invested by the lending agent to generate additional income according to SAFECO’s guidelines. The market value of the loaned securities is monitored on a daily basis, with additional collateral obtained or refunded as the market value of the loaned securities fluctuates. The fair value of the collateral deposited by the borrower at March 31, 2002 and December 31, 2001 was $1,825.6 and $1,636.2, respectively. The securities lending collateral and the corresponding securities lending payable are reported on the Consolidated Balance Sheets.

New Accounting Standards

Financial Accounting Standards Board (FASB) pronouncements which have recently affected SAFECO or will in the near future are as follows:

FASB Statement 142, “Goodwill and Other Intangible Assets”

The FASB issued Statement 142 (SFAS 142), “Goodwill and Other Intangible Assets” in July 2001. Under SFAS 142, goodwill and indefinite-lived intangible assets are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, companies are required to adopt SFAS 142 in fiscal years beginning after December 15, 2001. The Corporation adopted SFAS 142 effective January 1, 2002 with no material impact on its consolidated financial statements. See Note 6 for additional information.

FASB Statement 143, “Accounting for Asset Retirement Obligations”

The FASB issued Statement 143 (SFAS 143), “Accounting for Asset Retirement Obligations” in August 2001. This standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The standard is effective for fiscal years beginning after June 15, 2002. The Corporation will adopt SFAS 143 effective January 1, 2003. SAFECO does not expect the adoption of this statement to have any impact on its consolidated financial statements.

FASB Statement 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”

The FASB issued Statement 144 (SFAS 144), “Accounting for the Impairment or Disposal of Long-Lived Assets” in October 2001. The FASB’s new rules on asset impairment supersede FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and provide a single accounting model for long-lived assets to be disposed of. The standard is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years, with early application encouraged. The Corporation adopted SFAS 144 effective January 1, 2002 with no impact on its consolidated financial statements.

NOTE 2 — FINANCIAL INSTRUMENTS

See Note 3 of SAFECO’s 2001 Annual Report on Form 10-K for discussion of the Corporation’s use of derivatives and hedging instruments.

Fair Value Hedges

SAFECO uses interest rate swaps to offset the change in value of certain fixed rate assets and liabilities. In calculating the effective portion of the fair value hedges, the changes in the fair value of the hedge and the hedged item are recognized in realized investment gain in the Consolidated Statements of Income (Loss). Differences between the changes in the fair value of the hedge and the hedged item represent hedge ineffectiveness and are recognized in realized gain or loss. For the three months ended March 31, 2002 and 2001, a $1.2 loss and $2.3 gain, respectively, were recognized in realized investment gain due to hedge ineffectiveness.

Cash Flow Hedges

SAFECO also uses interest rate swaps to hedge the variability of future cash flows associated with variable rate assets and debt. The changes in the fair value of the hedge and the related interest are recognized in accumulated other comprehensive income. Differences between the changes in the fair value of the hedge and the hedged items represent hedge ineffectiveness and are recognized in interest expense. There was no cash flow hedge ineffectiveness for the three months ended March 31, 2002. Cash flow hedge ineffectiveness increased interest expense by $0.9 for the three months ended March 31, 2001.

No fair value hedges or cash flow hedges were not recognized or discontinued during the three months ended March 31, 2002 or 2001.

NOTE 3 — DEBT

The total amount, current portions and maturities of debt and capital securities at March 31, 2002 and December 31, 2001 are as follows:

	March 31, 2002			December 31, 2001

	Total	Current	Long-Term	Total	Current	Long-Term

Commercial Paper	$294.8	$294.8	$—	$299.0	$299.0	$—
7.875% Medium-Term Notes Due 2003	311.9	311.9	—	323.0	—	323.0
7.875% Notes Due 2005	200.0	—	200.0	200.0	—	200.0
6.875% Notes Due 2007	200.0	—	200.0	200.0	—	200.0
Medium-Term Notes, Due 2002 and 2003	50.0	50.0	—	50.0	42.9	7.1
Other Notes and Loans Payable	16.1	5.4	10.7	24.6	5.9	18.7

Total Debt (Excluding Capital Securities)	1,072.8	662.1	410.7	1,096.6	347.8	748.8
8.072% Capital Securities Due 2037	843.5	—	843.5	843.4	—	843.4

Total Debt and Capital Securities	$1,916.3	$662.1	$1,254.2	$1,940.0	$347.8	$1,592.2

SAFECO has a bank credit facility available for $800.0. The five-year facility originated in 1997 and extends to September 2002. There were no borrowings outstanding under this facility as of March 31, 2002 and December 31, 2001. The Corporation pays a fee to have the facility available and does not maintain deposits as compensating balances. This facility carries certain covenants that require SAFECO to maintain a specified minimum level of shareholders’ equity and a maximum debt-to-capitalization ratio. As of March 31, 2002 and December 31, 2001, SAFECO was in compliance with all such covenants.

NOTE 4 — DISCONTINUED OPERATIONS

SAFECO Credit Company, Inc. (SAFECO Credit) provided loans and equipment financing and leasing to commercial businesses, insurance agents and affiliated companies. In March 2001 SAFECO decided to sell SAFECO Credit. A plan of disposal was formalized establishing the measurement date as March 31, 2001; consequently, SAFECO Credit was accounted for as a discontinued operation, effective March 31, 2001. On July 24, 2001 the Corporation reached a definitive agreement to sell SAFECO Credit to General Electric Capital Corporation (GECC) and on August 15, 2001 (effective July 31, 2001) completed the sale to GECC.

NOTE 5 — RESTRUCTURING CHARGES

In July 2001, SAFECO announced that it would be eliminating approximately 1,200 jobs by the end of 2003. Since the beginning of 2001 SAFECO’s total employment has declined by approximately 1,200, excluding the reduction due to the sale of SAFECO Credit. Positions eliminated have been in the corporate headquarters and regional property and casualty operations.

Restructuring charges and period costs associated with these changes are expected to total approximately $65 through 2002. Restructuring charges incurred for the three months ended March 31, 2002 totaled $6.6. Total restructuring charges from July 2001 through March 31, 2002 totaled $50.9 (exit costs totaled $18.0 and were accrued in the third quarter of 2001; period costs totaled $32.9). The remaining charges are expected to be incurred in 2002. These charges include estimated severance costs, stay bonuses, employee transfer costs, recruiting and training expenses, related consulting fees and certain office closure costs.

The exit costs accrued of $18.0 above include severance costs and lease termination costs that have been recognized and accrued as a restructuring charge (exit costs) in the third quarter of 2001. Other charges that do not meet the definition of exit costs have been expensed as restructuring charges in the period incurred. These period costs include stay bonuses, employee transfer costs, recruiting and training expenses, related consulting fees and certain office closure costs.

The activity related to the accrued restructuring charges at March 31, 2002 was as follows:

Restructuring
Charge
Liability

Accrual in the Third Quarter of 2001	$18.0
Amounts Paid During the Three Months Ended:
September 30, 2001	(3.9)
December 31, 2001	(5.6)
March 31, 2002	(7.8)

Balance at March 31, 2002	$0.7

NOTE 6 — GOODWILL AND INTANGIBLES

SAFECO adopted SFAS 142 on January 1, 2002. Under SFAS 142, goodwill and indefinite-lived intangible assets are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives (but with no maximum life).

	March 31	December 31
GOODWILL AND INTANGIBLES	2002	2001

Goodwill	$30.9	$2.9
Other Amortizable Intangibles	114.6	146.5

Total Goodwill and Intangibles	$145.5	$149.4

As a result of adopting SFAS 142, $28.0 of other intangibles was reclassified as goodwill. The impact of adoption had minimal impact on net income.

In accordance with the disclosure requirements of SFAS 142 the following table reverses the effect of the goodwill and intangibles amortization on the reported net loss for the three months ended March 31, 2001 to show comparability between the periods presented.

	Three Months Ended
	March 31

	2002	2001

Reported Net Income (Loss)	$63.6	$(882.8)
Add back: Goodwill and Intangibles Amortization	—	9.1

Adjusted Net Income (Loss)	$63.6	$(873.7)

INCOME (LOSS) PER SHARE — DILUTED AND BASIC
Reported Net Income (Loss)	$0.50	$(6.91)
Add back: Goodwill and Intangibles Amortization	—	0.07

Adjusted Net Income (Loss)	$0.50	$(6.84)

Effective March 31, 2001, SAFECO elected to change its accounting policy for assessing goodwill from one based on undiscounted cash flows to one based on a market-value method. The market-value method was determined to be a preferable way to assess the current value of goodwill. As a result, SAFECO recorded a write-off of $1,201.0 ($916.9 after-tax) in the first quarter of 2001.

The market value method used to assess the recoverability of goodwill compared SAFECO’s market capitalization (stock price multiplied by shares outstanding) to the reported book value (total shareholders’ equity) of the Corporation. Given the extent of the shortfall of market capitalization compared to the reported book value as of March 31, 2001 and that a similar shortfall had existed for almost two years, SAFECO concluded that under the new method the entire goodwill asset was impaired and a write-off of the full amount was necessary. The majority of this goodwill (97%) resulted from the 1997 acquisition of American States Financial Corporation whose operations have been fully integrated into those of the Corporation.

NOTE 7 — SEGMENT INFORMATION

The operating segments presented are based on SAFECO’s internal reporting structure and how management analyzes the operating results. These segments generally represent groups of related products or markets.

Property & Casualty’s operations include four main reportable underwriting segments. The underwriting segments are Personal Lines, SAFECO Business Insurance (SBI), Surety and Other. Personal Lines is further split into Personal Auto, Homeowners and Specialty. SBI is further split into SBI Regular, Special Accounts Facility and Run-off. SBI Regular is SAFECO’s core commercial segment, focused on underwriting commercial insurance for small-to-medium sized businesses. Special Accounts Facility underwrites specialty commercial programs and larger commercial accounts. Run-off includes results for larger business accounts and the specialty programs which SAFECO is currently exiting.

Life & Investments’ operations include six reportable segments: Retirement Services, Income Annuities, Group, Individual, Asset Management and Other.

The discontinued Credit operation provided loans and equipment financing and leasing to commercial business, insurance agents and affiliated companies. As disclosed in Note 4, the sale of SAFECO Credit was completed on August 15, 2001. This segment is accounted for as a discontinued operation.

The Corporate segment includes operating results for the Parent Company, SAFECO Financial Products, SAFECO Properties and intercompany elimination transactions.

					Pretax
		Underwriting	Net	Pretax	Realized	Net
THREE MONTHS ENDED		Income	Investment	Income	Gain	Income	Total
MARCH 31, 2002	Revenues*	(Loss)	Income*	(Loss)+	(Loss)*	(Loss)	Assets

PROPERTY & CASUALTY
Personal Lines
Personal Auto	$447.2	$(20.3)	$31.4	$11.1	$10.0		$3,419.7
Homeowners	221.5	(18.2)	12.9	(5.3)	2.8		1,568.9
Specialty	18.9	8.0	3.6	11.6	0.8		524.4
SBI
SBI Regular	245.0	(22.6)	33.5	10.9	12.2		3,221.1
Special Accounts Facility	50.0	8.2	4.0	12.2	0.8		210.3
Run-off	81.5	(44.7)	22.0	(22.7)	10.3		2,718.3
Surety	29.8	3.1	0.5	3.6	0.1		299.4
Other	5.6	(4.8)	7.3	2.5	5.5		232.6
Restructuring Charges	—	—	—	(6.6)	—		—

Total	1,099.5	$(91.3)	115.2	17.3	42.5	$51.9	12,194.7

LIFE & INVESTMENTS
Retirement Services	5.7		87.4	8.0	(12.0)		6,629.8
Income Annuities	—		129.6	8.8	(0.5)		6,826.7
Group	86.3		1.1	10.2	—		175.9
Individual	35.5		57.9	6.7	0.9		3,928.3
Asset Management	7.9		0.3	2.3	(0.7)		72.3
Other	29.7		19.8	23.1	1.0		1,656.4

Total	165.1		296.1	59.1	(11.3)	31.9	19,289.4

Corporate	2.7		3.4	(13.4)	(0.6)	(20.2)	386.6

Consolidated Totals	$1,267.3		$414.7	$63.0	$30.6	$63.6	$31,870.7

					Pretax
		Underwriting	Net	Pretax	Realized	Net
THREE MONTHS ENDED		Income	Investment	Income	Gain	Income	Total
MARCH 31, 2001	Revenues*	(Loss)	Income*	(Loss)+	(Loss)*	(Loss)	Assets

PROPERTY & CASUALTY
Personal Lines
Personal Auto	$427.5	$(27.6)	$31.4	$3.8	$10.4		$2,968.2
Homeowners	182.2	(33.1)	13.4	(19.7)	2.5		1,304.6
Specialty	49.1	1.0	4.3	5.3	0.6		396.1
SBI
SBI Regular	271.9	(27.4)	33.6	6.2	12.4		3,158.4
Special Accounts Facility	30.4	2.2	1.6	3.8	0.7		173.3
Run-off	132.2	(47.1)	23.7	(23.4)	10.3		2,618.4
Surety	17.9	2.2	1.2	3.4	—		130.2
Other	5.3	2.1	7.0	(1.9)	5.6		382.3
Write-off of Goodwill	—	—	—	(1,152.1)	—		—

Total	1,116.5	$(127.7)	116.2	(1,174.6)	42.5	$(850.4)	11,131.5

LIFE & INVESTMENTS
Retirement Services	7.7		87.7	3.4	(3.0)		5,924.5
Income Annuities	0.1		131.9	10.4	4.0		6,742.9
Group	83.9		0.8	6.7	(0.5)		158.7
Individual	38.0		56.0	6.7	1.1		3,708.5
Asset Management	8.6		0.5	1.9	—		73.8
Other	27.4		20.4	21.0	10.4		1,166.1
Write-off of Goodwill	—		—	(48.9)	—		—

Total	165.7		297.3	1.2	12.0	(0.3)	17,774.5

Discontinued Credit Operations	—		—	—	—	2.2	755.2
Corporate	1.9		1.9	(14.7)	(21.1)	(34.3)	(268.0)

Consolidated Totals	$1,284.1		$415.4	$(1,188.1)	$33.4	$(882.8)	$29,393.2

*	Revenues combined with Net Investment Income and Realized Gain equal Total Revenue on the Consolidated Statements of Income (Loss).

+	Pretax Income (Loss) before realized gains (losses), distributions on capital securities and income taxes. This is a standard industry measurement and is used by management as the key measurement of segment profit or loss. It is presented as a supplement to net income as a measure of profitability. Property & Casualty’s pretax income (loss) amounts include goodwill amortization expense of $11.0 for the three months ended March 31, 2001. There was no goodwill amortization for the three months ended March 31, 2002.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollar amounts in millions unless noted otherwise)

SAFECO Corporation (SAFECO or the Corporation) is a Washington state corporation that owns operating subsidiaries engaged in property and casualty insurance, surety, life insurance and asset management. These operations generate virtually all of the Corporation’s revenues.

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

Strategic Summary

SAFECO remains on track with the focused efforts started in 2001 to return the Corporation to profitability. In 2001 management undertook a comprehensive review of SAFECO’s operations. SAFECO confirmed that its core strengths were in the personal auto, small-to-medium commercial insurance, and life insurance and asset management businesses. In the Property & Casualty operations specific actions were taken in 2001 to raise rates, eliminate unprofitable accounts and exit non-core lines of business.

Additional efforts in 2002, particularly for SAFECO’s Property & Casualty operations, include improving sales growth through independent agents and improving levels of service and claims handling.

Summary of Financial Information

The following summarized financial information should be read in conjunction with the Segment Footnote (Note 7) in the Condensed Notes to Consolidated Financial Statements in this report. Detailed discussion of Property & Casualty, Life & Investments and Corporate operations follows in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

QUARTER ENDED MARCH 31	2002	2001

INCOME (LOSS)
Property & Casualty*	$17.3	$(1,174.6)
Life & Investments*	59.1	1.2
Corporate	(13.4)	(14.7)

Income (Loss) Before Realized Gain and Income Taxes	63.0	(1,188.1)
Income Tax Provision (Benefit)	8.3	(294.4)

Income (Loss) Before Realized Gain	54.7	(893.7)
Realized Investment Gain, Net of Taxes	20.1	22.0
Distribution on Capital Securities, Net of Taxes	(11.2)	(11.2)

Income (Loss) from Continuing Operations	63.6	(882.9)
Income from Discontinued Credit Operations, Net of Taxes	—	2.2
Cumulative Effect of Change in Accounting Principle, Net of Taxes	—	(2.1)

Net Income (Loss)	$63.6	$(882.8)

PER SHARE OF COMMON STOCK
Income (Loss) Before Realized Gain*	$0.34	$(7.08)
Realized Investment Gain	0.16	0.17

Income (Loss) from Continuing Operations*	0.50	(6.91)
Income from Discontinued Credit Operations	—	0.02
Cumulative Effect of Change in Accounting Principle	—	(0.02)

Net Income (Loss)	$0.50	$(6.91)

*	The 2001 pretax write-off of goodwill of $1,201.0 relates to the two business operations as follows: Property & Casualty $1,152.1, Life & Investments $48.9. On a per share basis the goodwill write-off totaled $7.17.

The following is a summary of first quarter 2002 highlights:

Property & Casualty

•	Improved the combined ratio to 108.3 in the first quarter of 2002 from 111.4 in the first quarter of 2001.

•	Reduced personal auto underwriting losses by $7.3 in the first quarter of 2002 compared to the first quarter of 2001; homeowners underwriting losses reduced by $14.9; and SAFECO Business Insurance (SBI) underwriting losses reduced by $13.2.

•	Benefited from mild weather-related losses in the homeowners insurance line.

•	Modest prior year development in workers’ compensation required $10 reserve strengthening.

•	Recognized restructuring charges of $6.6 before tax ($4.3 after tax).

Life & Investments

•	Generated record pretax income of $59.1 in the first quarter of 2002, an increase of $9.0 compared to $50.1 (excluding the goodwill write-off of $48.9) in the first quarter of 2001.

•	Announced a definitive agreement to acquire Swiss Re’s excess loss and group life insurance business. The acquisition is expected to close near the end of the second quarter of 2002.

Property & Casualty — Operations

Property & Casualty writes personal, commercial and surety lines of insurance through independent agents. The lines of insurance written include automobile, homeowners, fire, commercial multi-peril, workers’ compensation, miscellaneous casualty, surety and fidelity.

Operating Statistics

The following three tables for Property & Casualty reflect: (1) income (loss) before realized gains and income taxes, (2) operating ratios, and (3) underwriting income (loss).

	Income (Loss) before Realized
	Gains and Income Taxes

QUARTER ENDED MARCH 31	2002	2001

Earned Premiums	$1,099.5	$1,116.5

Underwriting Loss *	$(91.3)	$(127.7)
Net Investment Income	115.2	116.2
Goodwill Amortization	—	(11.0)
Goodwill Write-off	—	(1,152.1)
Restructuring Charges	(6.6)	—

Income (Loss) Before Realized Gains and Income Taxes	$17.3	$(1,174.6)

*	Underwriting income or loss is a standard industry measurement used by management to analyze core Property & Casualty operations. This measurement represents the net amount of earned premiums less underwriting losses and expenses; it does not include realized investment gains and losses, goodwill amortization, goodwill write-off, restructuring charges, net investment income or taxes. This measurement does not replace net income as a measure of profitability, but is presented to supplement the other financial measurements provided.

The decline in earned premiums of 2% in the first quarter of 2002 compared to a year ago was due to re-underwriting efforts including eliminating unprofitable accounts and exiting non-core lines of business, partially offset by higher rates.

Net investment income declined 1% due to the lower interest rate environment.

In the first quarter of 2001 SAFECO wrote off all the goodwill related to its 1997 American States Financial Corporation acquisition.

The 2002 restructuring charges related to the consolidation of the commercial property and casualty operations started in the third quarter of 2001. The remainder of the costs related to this consolidation are expected to be incurred by the end of 2002.

	GAAP Operating Ratios*

QUARTER ENDED MARCH 31	2002	2001

Loss Ratio	65.3%	68.7%
Loss Adjustment Expense Ratio	12.4	12.6
Expense Ratio	30.6	30.1

Combined Ratio	108.3%	111.4%

*	Operating ratios represent major components of expense expressed as a percentage of earned premiums and are standard industry measurements used by management to analyze Property & Casualty’s profitability. Ratios exclude goodwill amortization, goodwill write-off and restructuring charges.

The loss ratio for Property & Casualty operations improved by 3.4 points to 65.3% for the first quarter of 2002 compared to 68.7% a year ago due to aggressive actions to increase rates, re-underwrite business and terminate contracts with unprofitable agents. The increase in the expense ratio was primarily due to higher personal auto insurance commissions and investments in underwriting technology for personal auto and commercial insurance for small-to-medium businesses.

	Underwriting Income (Loss)*

	2002		2001

QUARTER ENDED MARCH 31	Amount	Combined Ratio	Amount	Combined Ratio

PERSONAL INSURANCE
Personal Auto	$(20.3)	104.5%	$(27.6)	106.5%
Homeowners	(18.2)	110.0	(33.1)	118.2
Specialty	8.0	84.0	1.0	97.9
SAFECO BUSINESS INSURANCE
SBI Regular	(22.6)	109.2	(27.4)	110.1
Special Accounts Facility	8.2	83.6	2.2	92.8
Run-off	(44.7)	154.9	(47.1)	135.7
Surety	3.1	89.5	2.2	87.7
Other	(4.8)	—	2.1	—

Total Property & Casualty Operations	$(91.3)	108.3%	$(127.7)	111.4%

*	Catastrophe losses for all lines, net of reinsurance, totaled $27.5 and $38.0 in the first quarter of 2002 and 2001, respectively. Catastrophes are defined as events resulting in losses greater than $0.5, involving multiple claims and policyholders.

Personal Insurance — Auto

QUARTER ENDED MARCH 31	2002	2001

Net Written Premium	$478.5	$448.5
Underwriting Loss	(20.3)	(27.6)

The underwriting loss for Personal Insurance — Auto improved by $7.3 from a year ago. Similarly, improvement in the combined ratio to 104.5% for the first quarter of 2002 compared to 106.5% a year ago was due to actions taken in 2001 to increase rates, cancel unprofitable agencies and tighten underwriting standards. The combined ratio increased slightly from 104.0% for the fourth quarter of 2001 due to higher auto commissions and expenses associated with the new auto product discussed below.

While personal auto policies in force have decreased 2.9% from a year ago, SAFECO has undertaken a number of actions to stimulate profitable growth in personal auto policies. These actions included implementing a new auto insurance product with additional pricing tiers to both provide more refined price points and to make insurance available to a broader range of drivers. This product has been implemented in three states, with full implementation expected to roll out throughout 2002 and completion expected in early 2003. In addition, SAFECO has recently implemented an automated underwriting system for its agents and has also increased the commissions it pays to agents for writing new auto insurance business. Policies in force increased 0.4% from December 31, 2001 to March 31, 2002 as these initiatives started to take effect.

While policies in force decreased from a year ago, net written premium increased by 6.7% during that time period reflecting price increases. Average auto prices (including inflation adjustments) are expected to increase 7% in 2002 compared with average increases of 9% in 2001.

In 2002, Personal Insurance — Auto expanded its use of “insurance-scoring” underwriting techniques, which use multiple variants to classify auto insurance risks. These techniques are used by several competitors. The use of insurance scoring, along with stricter underwriting standards has resulted in better matching of rates with risk. The use of these techniques has been the subject of both legislative and regulatory review which in some instances have limited the use of these techniques. Along with these new underwriting techniques, Personal Insurance — Auto completed the launch of its new automated underwriting system with point of sale technology. This system allows SAFECO’s agents to more effectively quote and sell policies.

This automation initiative, new product introduction, rate increases and stricter underwriting standards are all expected to contribute to improved profitability in this line of business.

Personal Insurance — Homeowners

QUARTER ENDED MARCH 31	2002	2001

Net Written Premium	$166.7	$163.8
Underwriting Loss	(18.2)	(33.1)

The underwriting loss for Personal Insurance — Homeowners improved by $14.9 in the first quarter of 2002 compared to a year ago. Similarly the combined ratio improved to 110.0% compared to 118.2% last year. These results were due to lower weather-related losses from a relatively mild winter. Weather-related losses were $30 in the first quarter of 2002 compared to $36 a year ago. In addition, aggressive actions to increase rates and tighten underwriting contributed to lower losses in this line of business. Also, commissions for new monoline homeowners business were reduced.

Homeowners policies in force decreased 8.9% from a year ago due to these actions. However, homeowners net written premiums increased 1.7% from the first quarter of 2001 due to price increases. Average homeowners insurance prices (including inflation adjustments) are expected to increase 14% in 2002 compared with 12% in 2001.

In response to concerns about the rising number and cost of mold claims, Personal Insurance — Homeowners instituted a moratorium on new business in Texas in the third quarter of 2001. New policy forms which will provide more appropriate coverages and limits are being discussed with the Texas Department of Insurance.

Personal Insurance — Specialty

QUARTER ENDED MARCH 31	2002	2001

Net Written Premium	$46.0	$48.0
Underwriting Income	8.0	1.0

Specialty lines include earthquake, inland marine and boat insurance for individuals. Underwriting results for this business line improved by $7.0 in the first quarter of 2002 compared to 2001, primarily due to losses of $5.2 last year from the February 2001 Seattle earthquake.

SAFECO Business Insurance

Consistent with its decision to focus on commercial lines insurance for small-to-medium businesses, SAFECO began to consolidate its small-to-medium (formerly Business Insurance) and large commercial lines (formerly

Commercial Insurance) operations in May 2001. For reporting purposes, these consolidated commercial lines are now reported as SAFECO Business Insurance (SBI). Within SBI, operations are managed and reported as SBI Regular, Special Accounts Facility (SAF) and Run-off.

SBI Regular

QUARTER ENDED MARCH 31	2002	2001

Net Written Premium	$265.6	$266.1
Underwriting Loss	(22.6)	(27.4)

SBI Regular is SAFECO’s core commercial segment, which writes commercial lines insurance for small-to-medium sized businesses.

Underwriting losses were $4.8 lower in the first quarter of 2002 than a year ago, and the combined ratio improved to 109.2% from 110.1%. This was due to the aggressive actions taken in 2001 to re-underwrite existing business, apply stricter underwriting standards and increase rates. Underwriting losses in the first quarter of 2002 included $4 of losses related to an appellate court ruling in Ohio that extended commercial auto coverage to municipal workers during non-work hours.

Net written premiums were down slightly as rate increases offset the decline in policies in force. Average SBI Regular insurance prices are expected to increase 17% in 2002 compared with 13% in 2001.

In 2002, SBI Regular will introduce a redesigned business model to support sales growth, deliver more accurate pricing and improve customer service. The components of this model include an automated underwriting platform, a commercial service center and a business agency interface system. The first two components were launched in the first quarter of 2002 and the business agency interface system is expected to launch in the fourth quarter of 2002.

SBI Special Accounts Facility

QUARTER ENDED MARCH 31	2002	2001

Net Written Premium	$78.0	$34.9
Underwriting Income	8.2	2.2

SBI Special Accounts Facility (SAF) writes continuing business for four specialty commercial programs and larger commercial accounts written for key SAFECO agents.

Underwriting income was $6.0 higher in the first quarter of 2002 than a year ago, and the combined ratio improved to 83.6% from 92.8%. This was due to the aggressive actions taken in 2001 to re-underwrite existing business, apply stricter underwriting standards and increased rates as well as growth in profitable program business. Premiums more than doubled due primarily to the acquisition of a book of lender-placed property business from ACE in September 2001.

SBI Run-off

QUARTER ENDED MARCH 31	2002	2001

Net Written Premium	$24.4	$132.6
Underwriting Loss	(44.7)	(47.1)

SBI Run-off includes the large commercial business accounts and 15 specialty programs that SAFECO is exiting.

Underwriting losses were $2.4 lower in the first quarter of 2002 compared to a year ago. The decline in net written premium to $24.4 was due to SAFECO’s aggressive actions to non-renew unprofitable business.

In the first quarter of 2002, SAFECO added $10.0 to reserves for prior year development on workers’ compensation for large business accounts in Run-off. The workers’ compensation line continued to be unprofitable and SAFECO has substantially reduced its writing of this business and non-renewed workers’ compensation coverage in unprofitable markets.

Surety

QUARTER ENDED MARCH 31	2002	2001

Net Written Premium	$26.9	$28.4
Underwriting Income	3.1	2.2

Underwriting income increased by $0.9 in the first quarter of 2002 compared to a year ago, while the combined ratio increased by 1.8 points due to growth in net earned premiums.

Other

QUARTER ENDED MARCH 31	2002	2001

Underwriting Income (Loss)	$(4.8)	$2.1

Other includes assumed reinsurance business, non-voluntary property and casualty business for personal lines, results from SAFECO’s Lloyds of London operation and discontinued product lines. The underwriting loss in the first quarter of 2002 was due primarily to higher losses and higher volumes in personal auto non-voluntary business assignments.

Life & Investments — Operations

Life & Investments offers individual and group life insurance products, retirement services, annuity products, mutual funds and investment advisory services. The most significant product lines in terms of premium and deposit volume include single premium immediate and deferred annuities, business owned life insurance, variable annuities, tax-sheltered annuities, corporate retirement plans, excess loss group medical insurance and individual life insurance.

Income before realized investment losses and income taxes (pretax income) for all lines combined was $59.1 and $1.2 ($50.1 before goodwill write-off) in the first quarter of 2002 and 2001, respectively. This increase in income was primarily due to improved pretax income in Retirement Services and Group.

SAFECO’s ratings downgrades in early 2001 affected Life & Investments’ ability to sell certain of its products. The impact of the ratings downgrades and other information about the lines of business are discussed further below.

The following table summarizes the pretax income for Life & Investments major product lines:

	Pretax Income

QUARTER ENDED MARCH 31	2002	2001

Retirement Services	$8.0	$3.4
Income Annuities	8.8	10.4
Group	10.2	6.7
Individual	6.7	6.7
Asset Management	2.3	1.9
Other	23.1	21.0
Goodwill Write-off	—	(48.9)

Income Before Realized Losses and Income Taxes	$59.1	$1.2

Retirement Services

Pretax income increased $4.6 in the first quarter of 2002 compared to a year ago due primarily to increased interest margins on existing traditional fixed deferred annuity products from rate resets in 2001 and continued strong sales of a new fixed deferred annuity product in the second half of 2001 and first quarter of 2002. Deposits from the new fixed deferred annuity product were $269.2 in the first quarter of 2002 and total fixed and variable deposits in the first quarter of 2002 were $356.7 compared to $94.4 in the first quarter of 2001.

The pretax loss for the Equity Index Annuity (EIA) product decreased by $2.6 in the first quarter of 2002 compared to a year ago. SAFECO stopped marketing the EIA product in 1999. In 2001 SAFECO extended an early surrender offer to EIA policyholders which resulted in an additional interest charge of $2.2 in the first quarter of 2001.

Assets under management increased to $6.4 billion at March 31, 2002 from $5.8 billion at March 31, 2001.

Income Annuities

Pretax income decreased by $1.6 in the first quarter of 2002 compared to a year ago primarily due to changes in paydowns and changes in anticipated paydowns of collateralized mortgage obligations which reduced income by $2.8, partially offset by favorable mortality experience of $1.4.

Total income annuity assets increased to $6.3 billion at March 31, 2002 from $6.2 billion at March 31, 2001. The primary product in this business line is the single-premium immediate annuity which is sold to fund third-party personal injury settlements. This product is extremely sensitive to financial strength ratings and SAFECO’s ratings downgrades during the first quarter of 2001 significantly curtailed the volume of new income annuity deposits. Deposits for income annuities declined by $25.4 from $40.5 in the first quarter of 2001 to $15.1 in the first quarter of 2002.

Group

The primary product offering in this business line is excess loss insurance sold to employers with self-insured employee medical plans. Pretax income increased $3.5 in the first quarter of 2002 compared to a year ago due to a decrease in the loss ratio to 60% in the first quarter of 2002 from 65% a year ago. Rate increases and underwriting actions have contributed to the decrease in the loss ratio as well as favorable loss experience in the first quarter of 2002, which will most likely not be sustained for the balance of 2002. Total group premiums increased by 2.6% to $85.9 in the first quarter of 2002 from $83.7 a year ago.

In March 2002, SAFECO announced a definitive agreement to acquire Swiss Re’s medical excess loss and group life insurance business. This acquisition is expected to close near the end of the second quarter of 2002. When completed this acquisition will make SAFECO one of the largest writers of medical stop loss coverage.

Individual

The individual life operation produced pretax income of $6.7 in the first quarters of both 2002 and 2001. Individual products include term, universal and variable universal life and business owned life insurance (BOLI).

BOLI is universal life insurance sold to banks and is extremely sensitive to financial strength ratings. SAFECO’s ratings downgrades during the first quarter of 2001 significantly curtailed the volume of new BOLI deposits.

Asset Management

SAFECO Asset Management Company is the investment advisor for the SAFECO mutual funds, variable annuity portfolios and a number of outside pension and trust accounts. Pretax income increased $0.4 in the first quarter of 2002 compared to a year ago due primarily to lower operating expenses. Assets under management totaled $4.9 billion and $5.0 billion at March 31, 2002 and 2001, respectively.

Other

The Other line pretax income increased $2.1 in the first quarter of 2002 compared to a year ago. It is comprised of investment income from the investment of capital and prior years’ earnings of the operating lines of business, as well as pretax earnings from Talbot Financial Corporation (Talbot), a wholly-owned subsidiary. Talbot is an insurance agency that distributes both property and casualty and life insurance products. Talbot’s pretax income increased $1.3 in the first quarter of 2002 compared to a year ago due to higher production contingency bonuses received.

Corporate — Operations

QUARTER ENDED MARCH 31	2002	2001

Loss Before Realized Losses and Income Taxes	$(13.4)	$(14.7)

The Corporate segment includes operating results for the Corporation, SAFECO Financial Products, SAFECO Properties and intercompany transaction eliminations. The Corporation’s primary expense is interest expense on borrowings that totaled $15.6 and $15.3 in the first quarter of 2002 and 2001, respectively. These amounts do not include the expense for the distributions on SAFECO’s Capital Securities which is presented net of tax on the Consolidated Statements of Income (Loss).

The Corporation’s wholly-owned subsidiary, SAFECO Financial Products (SFP) engages in limited activity for its own account by selling single credit default swaps, writing S&P 500 Index options and investing in convertible bonds.

At March 31, 2002, SFP had single credit default swaps with notional amounts outstanding totaling $855.0. These single credit default swaps involved selling credit protection for a fee that covered certain credit events on assets owned by the buyer (financial institutions and investment banks) such that if a credit event occurs SFP would make a payment to the buyer. All of the single credit default swap issuers were investment grade rated by Standard & Poors at BBB- or higher with 59% of the portfolio rated A- or higher. There were no issuers with below investment grade ratings at March 31, 2002.

The fair value of SFP’s written S&P index options liability was $48.7 and $21.6 at March 31, 2002 and 2001, respectively. SFP’s investment portfolio included investment grade convertible bonds with market values totaling $50.1 at March 31, 2002. There were no convertible bonds at March 31, 2001.

Capital Resources and Liquidity

Sources and Uses of Funds

SAFECO’s operations have liquidity requirements that vary among the segments and their principal product lines. Life insurance, retirement services and annuity product reserves are primarily longer-duration liabilities that are typically predictable in nature and are supported by investments that are generally longer-duration. Property & Casualty liabilities are both short-term and long-term. These liabilities are less predictable in nature and generally require greater liquidity in the investment portfolio.

The Corporation’s liquidity needs are met by dividends from its subsidiary operations, the sale and maturity of invested assets and issuances of commercial paper and debt. The subsidiaries’ primary sources of cash from operations are insurance premiums, funds received under deposit contracts, dividends, interest and asset management fees. SAFECO has not engaged in the sale by securitization of any investments or other assets.

SAFECO’s liquidity needs are being met and the successful achievement of its goals will enhance its liquidity position; conversely, an inability to sustain adequate profitability may adversely affect its capital resources and liquidity position.

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

In order to better match invested asset duration to the duration of related liabilities, SAFECO will reposition its Property & Casualty investment portfolio to reduce its duration from approximately 7 years to approximately 5 years and adjust its asset allocation mix to reduce volatility.

Total cash provided by operating activities for the first quarter of 2002 and 2001 was $153.3 and $56.3, respectively (see Consolidated Statements of Cash Flows for additional information). Investment income is expected to be lower for the remainder of 2002 due to lower interest rates and changes in SAFECO’s investment strategy as discussed above. It is anticipated that the insurance subsidiaries will continue to pay dividends to the Corporation in 2002 in order to fund shareholder dividends and to service debt.

Short-term investments decreased from $672.9 at December 31, 2001 to $193.4 at March 31, 2002 due to the reinvestment of proceeds received from the sale of SAFECO Credit Company, Inc. (SAFECO Credit) in August 2001. The cash received was invested in short-term commercial paper at December 31, 2001 and has been re-invested in longer term fixed maturities in 2002. The high level of proceeds from the sale of fixed maturities in the first quarter of 2001 was due to the sales by Property & Casualty and Life & Investments to generate cash to loan to SAFECO Credit. These loans were repaid when SAFECO Credit was sold in August 2001.

The Corporation has a five-year bank credit facility available for $800.0 that extends to September 2002. This facility is available for general corporate purposes and as a back up to the Corporation’s commercial paper program. Based on its current and anticipated financial position, SAFECO believes it will be able to renew this facility. The Corporation has $350.0 of long term debt maturing within the next 12 months. SAFECO is currently reviewing its capital structure to determine how best to retire or refinance this debt in view of expected future operating needs.

Ratings

The claims-paying abilities of insurers are rated to provide both insurance consumers and industry participants with comparative information on specific insurance companies. Claims-paying and financial strength ratings have become an increasingly important factor in establishing the competitive position of insurance companies. Claims-paying ratings are important for the marketing of certain insurance products, for example, structured settlement annuities and BOLI. Higher ratings generally indicate greater financial strength and a stronger ability to pay claims. Ratings focus on factors such as results of operations, capital resources, debt-to-capital ratio, demonstrated management expertise in the insurance business, marketing, investment operations, minimum policyholders’ surplus requirements and capital sufficiency to meet projected growth, as well as access to such traditional capital as may be necessary to continue to meet standards for capital adequacy.

Lower ratings could, among other things, significantly affect SAFECO’s ability to sell certain life insurance and investment products, materially increase the number of policy surrenders and withdrawals by policyholders of cash value from their policies, adversely affect relationships with broker-dealers, banks, agents and other distributors of SAFECO’s products and services, negatively impact new sales, significantly affect borrowing costs limiting SAFECO’s access to capital, adversely affect SAFECO’s ability to compete and thereby have a material adverse affect on SAFECO’s business, results of operations and financial condition.

Due primarily to Property & Casualty’s poor underwriting results in 2000 and 2001, SAFECO’s claims-paying and corporate credit ratings have been lowered in recent years, most recently in the first half of 2001. As of March 31, 2002, A.M. Best maintains a negative outlook on Property & Casualty’s financial strength rating and the Corporation’s debt rating. All other rating agency ratings are stable. Lower operating results combined with increased operating leverage in Property & Casualty contributed to lower debt service coverage for the Corporation. SAFECO’s interest rates on short term borrowings increased due to the ratings downgrades. SAFECO believes its financial position is sound and is executing action plans to improve Property & Casualty results. In the first quarter of 2002, the effect of SAFECO’s actions plans started to be reflected in improved operating results and SAFECO’s debt service coverage improved. It is, however, possible that further negative ratings actions may occur. Lower ratings have significantly affected Life & Investments ability to sell income annuities and BOLI. If ratings are further lowered, SAFECO may incur higher borrowing costs, may have more limited means to access capital, and may have additional difficulties marketing certain of its insurance products that are dependent upon ratings being at or above a particular level of risk.

The following table summarizes SAFECO’s current ratings:

Standard
	A.M. Best	Fitch	Moody's	& Poor's

SAFECO Corporation
Senior Debt	bbb+	A-	Baa1	BBB+
Capital Securities	bbb	BBB+	baa1	BBB-
Commercial Paper	—	F-2	P-2	A-2
Financial Strength/Claims-Paying Ability
Property & Casualty Subsidiaries	A	AA-	A1	A+
Life Subsidiaries	A	AA-	A1	A+

Investment Summary

Net Investment Income

SAFECO’s consolidated pretax investment income was $414.7 and $415.4 for the first quarter of 2002 and 2001, respectively. Substantially all of this investment income is produced by the investment portfolios of Property & Casualty and Life & Investments. The net investment income detail is presented below:

	Pretax Investment Income

QUARTER ENDED MARCH 31	2002	2001

Property & Casualty	$115.2	$116.2
Life & Investments	296.1	297.3
Corporate	3.4	1.9

Total	$414.7	$415.4

	Pretax Investment
	Income Yields

QUARTER ENDED MARCH 31	2002	2001

Property & Casualty	6.2%	6.6%
Life & Investments	7.4%	7.7%

Property & Casualty pretax investment income declined 1% in the first quarter of 2002 compared to 2001 due to lower interest rates. Pretax investment income for the remainder of 2002 is expected to be lower due to lower interest rates and repositioning of SAFECO’s Property & Casualty investment portfolio. In order to better match invested asset duration to the duration of related liabilities, SAFECO will reposition its Property & Casualty investment portfolio to reduce its duration from approximately 7 years to approximately 5 years and adjust its asset allocation mix to reduce volatility.

Realized Investment Gains

	Pretax Realized
	Investment Gains

QUARTER ENDED MARCH 31	2002	2001

Property & Casualty	$42.5	$42.5
Life & Investments	(11.3)	12.0
Corporate	(0.6)	(21.1)

Total	$30.6	$33.4

Consolidated pretax realized investment gains totaled $30.6 and $33.4 in the first quarter of 2002 and 2001, respectively. Consolidated realized investment gains are recorded net of losses on the sale or write-down of investments. Each investment that has declined in fair value below cost is monitored closely and if the decline is judged to be other than temporary, the security is written down to fair value.

The amounts of such write-downs were $10.2 and $36.3 in the first quarter of 2002 and 2001, respectively. The write-downs in the first quarter of 2002 were due to credit deterioration and corporate failures of fixed-maturity issuers, particularly in the retail and telecommunications industries. Corporate recorded a $24.1 write-down during the first quarter of 2001 related to an equity security whose decline in fair value was other than temporary. Additional write-downs are possible due to the continued weak economy; however, the timing and amount of any write-downs is not currently estimable.

Forward-looking information is subject to risk and uncertainty

Statements made in this report that relate to anticipated financial performance, business prospects and plans, regulatory developments and similar matters are “forward looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Statements in this report that are not historical information are forward looking. The operations, performance and development of SAFECO’s business are subject to certain risks and uncertainties which may cause actual results to differ materially from those contained in or suggested by the forward looking statements in this report. The risks and uncertainties include, but are not limited to:

•	the ability to obtain rate increases and non renew underpriced insurance accounts;

•	achievement of premium targets and profitability;

•	realization of growth and business retention estimates;

•	achievement of decrease in large commercial premium volume;

•	achievement of expense savings from consolidation of commercial operations;

•	achievement of overall expense reduction goals;

•	success in implementing a new business entry model for personal and commercial lines;

•	success in obtaining regulatory approval of price tiered products and the use of insurance scores;

•	the ability to freely enter and exit lines of business;

•	changes in the mix of SAFECO’s property and casualty book of business;

•	driving patterns;

•	the competitive pricing environment, initiatives by competitors and other changes in competition;

•	weather conditions, including the severity and frequency of storms, hurricanes, snowfalls, hail and winter conditions;

•	the occurrence of significant natural disasters, including earthquakes;

•	the occurrence of significant disasters, such as the attack on September 11, 2001;

•	the occurrence of bankruptcies that result in losses under surety bonds;

•	the adequacy of loss reserves;

•	the availability, pricing and ability to collect reinsurance;

•	the ability to manage exposure to the Lloyd’s of London underwriting market;

•	the ability to exclude and to reinsure the risk of loss from terrorism;

•	interpretation of insurance policy provisions by courts, court decisions regarding coverage and theories of liability, trends in litigation and changes in claims settlement practices;

•	the outcome of any litigation against SAFECO;

•	legislative and regulatory developments affecting the actions of insurers, including requirements regarding rates and availability of coverage;

•	changes in tax laws and regulations that affect the favorable taxation of certain life insurance products or that decrease the usefulness of life insurance products for estate planning purposes;

•	negative changes to SAFECO’s ratings by rating agencies;

•	the effect of current insurance and credit ratings levels on business production;

•	inflationary pressures on medical care costs, auto parts and repair, construction costs and other economic sectors that increase the severity of claims;

•	availability of bank credit facilities;

•	the profitability of the use of derivative securities by SAFECO Financial Products;

•	fluctuations in interest rates;

•	performance of financial markets; and

•	general economic and market conditions.

Because insurance rates in some jurisdictions are subject to regulatory review and approval, the achievement of rate increases may occur in amounts and on a time schedule different than planned, which may affect the efforts to restore earnings in the property and casualty lines. SAFECO assumes no obligation to update any forward-looking statements contained in this report.

ITEM 1 — LEGAL PROCEEDINGS

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

The property and casualty insurance subsidiaries of the Corporation are parties to a number of lawsuits for liability coverages related to environmental claims. Although estimation of reserves for environmental claims is difficult, the loss and loss adjustment expenses with respect to any such lawsuit, or all lawsuits related to a single incident combined, are not expected to be material to the Corporation’s financial condition. For more information regarding the liability of such subsidiaries for environmental claims and the difficult process of estimating environmental reserves see the Property & Casualty — Loss Reserve section under Part I, Item 1 in SAFECO’s 2001 Annual Report on Form 10-K.

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

In July 2000, SAFECO Insurance Company of America filed suit in U.S. District Court for the Middle District of North Carolina to collect amounts due from a workers’ compensation policyholder, Magna Corporation (“Magna”). Under a contract with SAFECO Insurance Company of America, Magna, on behalf of its Professional Employee Organizations and their client companies, assumed obligations for significant deductibles and expense reimbursements. On March 19, 2001, Magna filed a petition under Chapter 7 of the United States Bankruptcy Code. Because of the uncertainty of recovering amounts due, in 2001 SAFECO Insurance Company of America wrote-off all receivable amounts totaling $27 due from Magna.

The SAFECO property and casualty insurance companies were sued on July 18, 2001 in U.S. District Court for the Northern District of Ohio and on August 10, 2001 in California state court by plaintiffs who purport to represent classes of present and former claims adjusters. They claim that claims adjusters should have been considered non-exempt employees under the labor laws, and seek damages representing back overtime pay for certain hours worked. SAFECO intends to vigorously defend against these allegations.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)(3)	Exhibits

10.1	Form of Change in Control Severance Agreement between SAFECO and Christine B. Mead dated as of January 24, 2002.

10.2	Form of Promissory Note in favor of General America Corporation by Christine B. Mead in the principal amount of $900,000 dated April 3, 2002.

(b)	Reports on Form 8-K

The registrant filed the following 8-K’s during the quarter ended March 31, 2002 and for the period up to the filing date of this Form 10-Q.

Filing dated	Under	Filing related to:

January 24, 2002	Item 5 (Other Items)	Announcement relating to the appointment of Christine B. Mead as Chief Financial Officer of SAFECO Corporation.
March 5, 2002	Item 5 (Other Items)	Announcement relating to SAFECO’s acquisition of Swiss Re’s medical excess-loss and group life insurance business.