Form 10-K/A
period 2002-03-31
SAFECO CORP
filed 2002-08-13
CIK 86104

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


--------------------------------------------------------------------------------

                                   FORM 10-K/A

--------------------------------------------------------------------------------

                                 AMENDMENT NO. 2


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


           Item   Description                                                        Page
-----------------------------------------------------------------------------------------
                  FINANCIAL INFORMATION

Part I     1      Business                                                              1
           2      Properties                                                           12
           3      Legal Proceedings                                                    12
           4      Submission of Matters to a Vote of Security Holders                  13
           --     Executive Officers of the Registrant                                 13

Part II    5      Market for Registrant's Common Stock and Related
                  Security Holder Matters                                              14
           6      Selected Financial Data                                              15
           7      Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                          17
           7A     Quantitative and Qualitative Disclosures About Market Risk           42
           8      Financial Statements and Supplementary Data                          43
           9      Changes in and Disagreements with Accountants
                 on Accounting and Financial Disclosure                                43

Part III  10     Directors and Executive Officers of the Registrant                    44
          11     Executive Compensation                                                44
          12     Security Ownership of Certain Beneficial Owners and Management        44
          13     Certain Relationships and Related Transactions                        44

                 EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

Part IV   14     (a)(1) - Financial Statements                                         45
          14     (a)(2) - Financial Statement Schedules                                45
          14     (a)(3) - Exhibits                                                     45
          14     (b)    - Reports on Form 8-K                                          45

                 Management's Report                                                   47

                 Index to Financial Statements, Schedules and Exhibits               FS-1

-----------------------------------------------------------------------------------------

On August 13, 2002, SAFECO Corporation hereby amends its Annual Report on Form
10-K for the year ended December 31, 2001 to include additional information or clarifying statements in:

    Item 1    Business - Life & Investments
    Item 6    Selected Financial Data
    Item 7    MD&A - Investment summary

    Part IV 14  (a)(1)  Financial Statements - Consolidated Statements of Cash Flows
    Part IV 14  (a)(1)  Financial Statements - Notes to Consolidated Financial Statements:
                          Note 1 Summary of Significant Accounting Policies
                          Note 3 Financial Instruments
                          Note 4 Property & Casualty Loss Reserves
    Part IV 14  (a)(1)  Financial Statements - Supplemental Consolidating Information (unaudited)
                          Statements of Cash Flows (unaudited)
    Part IV 14  (a)(3)  Exhibits - Exhibit 12 Computation of Ratio of Earnings (Loss) to Fixed Charges
                                 - Exhibit 23.1 Consent of Ernst & Young LLP, Independent Auditors


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

Consolidated gross written premiums for Property & Casualty's ten largest states are as follows:

YEAR ENDED DECEMBER 31                 2001                2000                1999
----------------------------------------------------------------------------------------
                                           % of                % of                % of
State                             Amount  Total       Amount  Total       Amount  Total
----------------------------------------------------------------------------------------
California                      $  785.8     17%    $  758.4     16%    $  688.4     15%
Washington                         582.2     13        585.3     12        594.5     13
Texas                              325.2      7        327.8      7        323.4      7
Illinois                           243.6      5        280.0      6        286.7      6
Oregon                             239.8      5        241.7      5        239.5      5
Missouri                           196.1      4        211.2      5        221.6      5
Florida                            166.3      4        173.3      4        174.2      4
Colorado                           120.4      3        110.1      2         99.4      2
Michigan                           119.3      3        133.5      3        144.3      3
Connecticut                        118.2      3        113.8      2        115.7      2
----------------------------------------------------------------------------------------
Total ten largest states         2,896.9     64      2,935.1     62      2,887.7     62
All others                       1,673.3     36      1,774.0     38      1,757.3     38
----------------------------------------------------------------------------------------
Total                           $4,570.2    100%    $4,709.1    100%    $4,645.0    100%
========================================================================================

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

DECEMBER 31                                                                   2001          2000          1999
--------------------------------------------------------------------------------------------------------------
Loss and LAE Reserves at Beginning of Year                                $4,269.1      $4,069.1      $3,966.3
                                                                          ------------------------------------

Incurred Loss and LAE for Claims Occurring in the Current Year             3,619.1       3,621.7       3,353.0

Increase in Estimated Loss and LAE for Claims Occurring in Prior Years       345.1         148.3          78.8
                                                                          ------------------------------------
Total Incurred Loss and LAE                                                3,964.2       3,770.0       3,431.8
                                                                          ------------------------------------

Loss and LAE Payments for Claims Occurring During

Current Year                                                               1,976.8       2,059.3       1,926.4
Prior Years                                                                1,618.7       1,510.7       1,402.6
                                                                          ------------------------------------
Total Loss and LAE Payments                                                3,595.5       3,570.0       3,329.0
                                                                          ------------------------------------

Loss and LAE Reserves at End of Year, Net of Reinsurance                  $4,637.8      $4,269.1      $4,069.1
--------------------------------------------------------------------------------------------------------------

RECONCILIATION

Loss and LAE Reserves at End of Year, Net of Reinsurance                  $4,637.8      $4,269.1      $4,069.1
Add: Reinsurance Recoverables on Unpaid Losses                               415.9         343.6         309.5
                                                                          ------------------------------------
Loss and LAE Reserves at End of Year, Gross of Reinsurance                $5,053.7      $4,612.7      $4,378.6
==============================================================================================================

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

ANALYSIS OF LOSSES AND LOSS ADJUSTMENT EXPENSES RESERVE DEVELOPMENT

December 31                1991      1992      1993      1994      1995      1996      1997      1998      1999      2000      2001
-----------------------------------------------------------------------------------------------------------------------------------
RESERVE FOR UNPAID LOSSES AND LAE
-----------------------------------------------------------------------------------------------------------------------------------
Gross of Reinsurance   $2,017.3  $2,052.3  $2,095.2  $2,236.8  $2,180.8  $2,059.1  $4,310.5  $4,219.9  $4,378.6  $4,612.7  $5,053.7
Reinsurance               152.0      89.2     100.1     143.9     110.7     103.4     228.6     253.6     309.5     343.6     415.9
                       ------------------------------------------------------------------------------------------------------------
Net of Reinsurance     $1,865.3  $1,963.1  $1,995.1  $2,092.9  $2,070.1  $1,955.7  $4,081.9  $3,966.3  $4,069.1  $4,269.1  $4,637.8
                       ------------------------------------------------------------------------------------------------------------

CUMULATIVE NET AMOUNT PAID AS OF
-----------------------------------------------------------------------------------------------------------------------------------
One Year Later         $  584.9  $  598.9  $  620.5  $  693.0  $  755.4  $  772.9  $1,345.5  $1,389.2  $1,510.7  $1,618.7
Two Years Later           905.7     913.4     947.6   1,068.3   1,095.0   1,101.4   2,049.3   2,165.5   2,336.2
Three Years Later       1,086.5   1,106.0   1,147.6   1,252.9   1,267.6   1,287.9   2,516.3   2,638.0
Four Years Later        1,207.2   1,230.6   1,252.5   1,341.5   1,370.0   1,404.3   2,821.0
Five Years Later        1,294.4   1,295.7   1,300.2   1,403.5   1,440.5   1,485.3
Six Years Later         1,336.7   1,326.1   1,342.9   1,449.6   1,493.1
Seven Years Later       1,356.9   1,357.8   1,377.0   1,488.9
Eight Years Later       1,381.4   1,386.6   1,406.1
Nine Years Later        1,406.2   1,412.4
Ten Years Later         1,429.5

NET RESERVE RE-ESTIMATED AS OF
-----------------------------------------------------------------------------------------------------------------------------------
One Year Later         $1,820.7  $1,866.2  $1,913.8  $2,033.2  $1,992.4  $1,947.7  $3,981.9  $4,045.1  $4,217.4  $4,614.2
Two Years Later         1,732.8   1,782.1   1,818.3   1,902.3   1,889.9   1,861.4   3,989.0   4,070.3   4,447.8
Three Years Later       1,686.0   1,712.2   1,716.1   1,801.9   1,804.7   1,806.6   3,986.0   4,209.9
Four Years Later        1,650.7   1,642.3   1,643.6   1,733.8   1,757.1   1,799.6   4,097.1
Five Years Later        1,594.9   1,600.9   1,599.8   1,702.8   1,757.3   1,849.6
Six Years Later         1,569.5   1,554.7   1,568.3   1,691.2   1,803.3
Seven Years Later       1,548.7   1,549.8   1,578.3   1,733.2
Eight Years Later       1,551.0   1,567.2   1,616.3
Nine Years Later        1,570.1   1,601.2
Ten Years Later         1,600.1

CUMULATIVE NET REDUNDANCY (DEFICIENCY) AS OF
-----------------------------------------------------------------------------------------------------------------------------------
One Year Later         $   44.6  $   96.9  $   81.3  $   59.7  $   77.7  $    8.0  $  100.0  $  (78.8) $ (148.3) $ (345.1)
Two Years Later           132.5     181.0     176.8     190.6     180.2      94.3      92.9    (104.0)   (378.7)
Three Years Later         179.3     250.9     279.0     291.0     265.4     149.1      95.9    (243.6)
Four Years Later          214.6     320.8     351.5     359.1     313.0     156.1     (15.2)
Five Years Later          270.4     362.2     395.3     390.1     312.8     106.1
Six Years Later           295.8     408.4     426.8     401.7     266.8
Seven Years Later         316.6     413.3     416.8     359.7
Eight Years Later         314.3     395.9     378.8
Nine Years Later          295.2     361.9
Ten Years Later           265.2

The following table summarizes reserve development, gross of reinsurance, for the last three years as of December 31, 2001.

DECEMBER 31                                  2000       1999       1998
------------------------------------------------------------------------
Gross Reserves                           $4,612.7   $4,378.6   $4,219.9
                                         -------------------------------
CUMULATIVE DEVELOPMENT

Net of Reinsurance                       $ (345.1)  $ (378.7)  $ (243.6)
Reinsurance                                 (25.6)     (53.0)    (115.4)
                                         -------------------------------
Gross of Reinsurance                     $ (370.7)  $ (431.7)  $ (359.0)
========================================================================

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

The following table presents the loss reserve activity for liability coverages related to environmental, asbestos and other toxic claims, before reinsurance:

DECEMBER 31                                   2001       2000       1999
-------------------------------------------------------------------------
Reserves at Beginning of Year             $  315.5   $  332.3   $  329.8
Incurred Losses and LAE                       51.7        9.6       24.8
Losses and LAE Payments                      (26.5)     (26.4)     (22.3)
                                          -------------------------------
Reserves at End of Year                   $  340.7   $  315.5   $  332.3
=========================================================================


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

The following table presents the loss and LAE reserve activity for liability coverages related to construction defect claims, before reinsurance:

DECEMBER 31                                 2001       2000       1999
-----------------------------------------------------------------------
Reserves at Beginning of Year           $  322.6   $  306.1   $  328.6
Incurred Losses and LAE                    119.2       71.5       28.1
Losses and LAE Payments                    (58.9)     (55.0)     (50.6)
                                        -------------------------------
Reserves at End of Year                 $  382.9   $  322.6   $  306.1
=======================================================================

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

                                                                Percent at
RATING                                                   December 31, 2001
--------------------------------------------------------------------------
A++                                                                   43.7%
A+                                                                     8.7
A                                                                      4.3
A-                                                                     0.5
B                                                                      0.2
Lloyds of London                                                       3.7
Non-Rated                                                              6.6
                                                                     -----
Total Domestic Reinsurers                                             67.7
                                                                     -----
State Reinsurance Pools                                               23.7
Other Reinsurance Pools                                                2.1
Foreign Reinsurers                                                     6.5
                                                                     -----
Total Reinsurance Pools and Foreign Reinsurers                        32.3
                                                                     -----
Total                                                                100.0%
==========================================================================

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

DETAIL OF FUNDS HELD UNDER DEPOSIT CONTRACTS AT DECEMBER 31, 2001


                                                               Range of Credited
                                    Expected Maturities               or Assumed                                        Approximate
                  Outstanding            of Liabilities     Interest Rates as of                                          Surrender
PRODUCT               Balance           (at issue date)                 12/31/01        Surrender Charges                Experience
-----------------------------------------------------------------------------------------------------------------------------------
Income Annuities    $ 6,245.3             Over 25 years          3.50% to 12.20%         Cannot surrender          Cannot surrender

Other                 4,574.3             Approximately           4.00% to 7.95%        Highest surrender           14.5% per annum
Annuities &                                  5-20 years                                charges range from
Deposits                                                                           10% to 5%, graded down
                                                                                     to 0% within 5 to 10
                                                                                    years. SAFECO has the
                                                                                   option to defer payout
                                                                                     over 5 years for 20%
                                                                                      of these contracts.

Universal             3,204.2             Approximately           5.00% to 6.00%     Varies by issue age,              8% per annum
Individual Life                             10-25 years                             sex and duration from
                                                                                     $1 to $58 per $1,000
                                                                                            of insurance.

Guaranteed              391.7                 Typically           5.63% to 8.40%   Market value adjustment             Less than 1%
Investment                                    2-5 years                                or cannot surrender                per annum
Contracts                                                                                   in first year.

Equity                  208.7           Approximately 6   Equity return credited    Typically 8% in year 1        More than 45% due
Indexed                               years at original      is based on S&P 500        graded to 0% after       to an offer to EIA
Annuities (EIA)                     issuance, remaining      performance with no                   year 6.         policyholders in
                                   expected maturity of       minimum guarantee.                            2001 to surrender their
                                 approximately 3 years.  Floor return based on a                               policies and receive
                                After 6 years, interest  minimum fixed return on                                  December 31, 2000
                                    terms can be reset.     a portion (typically                              account value with no
                               Policyholders can choose      90%)of the original                                  surrender charge.
                                 not to surrender their          deposit amount.
                                             contracts.
-----------------------------------------------------------------------------------------------------------------------------------
Total                 $14,624.2
===================================================================================================================================


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

ITEM 2 - PROPERTIES

General America Corporation (a wholly-owned subsidiary of SAFECO Corporation) leases office space to both Property & Casualty and Life & Investments. Property & Casualty's and Corporate's home office facility (567,000 gross square feet) is located in Seattle, Washington. A 700-car parking garage is connected to this facility. Life & Investments' headquarters facility (220,000 gross square feet) is located in Redmond, Washington.

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

ITEM 3 - LEGAL PROCEEDINGS

(Dollar amounts in millions)

Because of the nature of their businesses, SAFECO's insurance and other subsidiaries are subject to legal actions filed or threatened in the ordinary course of their business operations, generally as liability insurers defending third-party claims brought against their insureds or as insurers defending policy coverage claims brought against them. SAFECO does not believe that such litigation will have a material adverse effect on its financial condition, future operating results or liquidity.

The property and casualty insurance subsidiaries of the Corporation are parties to a number of lawsuits for liability coverages related to environmental claims. Although estimation of reserves for environmental claims is difficult, the loss and loss adjustment expenses with respect to any such lawsuit, or all lawsuits related to a single incident combined, are not expected to be material to the Corporation's financial condition. For more information regarding the liability of such subsidiaries for environmental claims and the difficult process of estimating environmental reserves see the Property & Casualty - Loss Reserve section under Part I, Item 1.

General Insurance Company of America ("General") is a defendant in Hobbs v. State Farm Mutual Automobile Insurance Co., et al., a putative class-action lawsuit filed in 1999 in Illinois state court against seven property and casualty insurance groups. The plaintiffs allege that the defendants' support of the Certified Auto Parts Association ("CAPA"), an independent organization that certifies the quality of non-original equipment manufactured parts for vehicles, constituted a conspiracy to further the improper use of those parts. The plaintiffs seek damages and injunctive relief. General is vigorously defending against these claims.

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

Name                  Age    Position
----------------------------------------------------------------------------------------
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
                             February 1998. Chief Executive Officer and President of
                             Talbot Financial Corporation from 1988 to 1998.

SAFECO Corporation and Subsidiaries

PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER
         MATTERS

MARKET INFORMATION

SAFECO Corporation's common stock trades on the NASDAQ Stock Market under the symbol SAFC. High and low market prices of the Corporation's common shares were as follows:

                              First     Second     Third     Fourth
MARKET PRICE RANGES         Quarter    Quarter   Quarter    Quarter     Annual
------------------------------------------------------------------------------
2001 - HIGH                  $32.06     $30.11    $31.72     $32.79     $32.79
     - LOW                    21.75      25.41     26.02      29.11      21.75
2000 - High                   26.56      26.31     27.63      35.69      35.69
     - Low                    18.56      19.88     20.81      22.94      18.56
------------------------------------------------------------------------------

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

                               First     Second     Third    Fourth
DIVIDENDS PAID               Quarter    Quarter   Quarter    Quarter      Total
-------------------------------------------------------------------------------
2001                          $ .370     $ .185    $ .185     $ .185     $ .925
2000                            .370       .370      .370       .370      1.480
1999                            .350       .350      .370       .370      1.440
-------------------------------------------------------------------------------

ITEM 6 - SELECTED FINANCIAL DATA

The following selected consolidated financial data of SAFECO was derived from the consolidated financial statements of the Corporation. The following financial data should be read in conjunction with the Consolidated Financial Statements and accompanying notes.

SUMMARY OF OPERATIONS (UNAUDITED)


YEAR ENDED DECEMBER 31                                   2001         2000         1999         1998         1997
-----------------------------------------------------------------------------------------------------------------
(In Millions except per share values)

REVENUES

Insurance

   Property & Casualty Earned Premiums              $ 4,472.8     $4,563.4     $4,382.9     $4,208.3     $2,816.6
   Life & Investments Premiums & Other Revenues         637.0        618.2        473.9        447.0        363.1
Net Investment Income
   Property & Casualty                                  457.7        460.5        462.3        480.2        327.0
   Life & Investments                                 1,180.3      1,181.5      1,123.2      1,044.7        919.3
   Corporate                                             11.3         (8.5)         2.8         (2.3)         1.4
Real Estate                                                --           --           --         77.9         75.1
Corporate                                                10.4         20.5         39.2          3.1          0.9
Realized Investment Gain                                 93.0        139.5        117.7         94.6        119.4
                                                    -------------------------------------------------------------
Total                                               $ 6,862.5     $6,975.1     $6,602.0     $6,353.5     $4,622.8
                                                    =============================================================

INCOME SUMMARY (NET OF TAX)
Income (Loss), Before Realized Gain*
   Property & Casualty                              $(1,115.3)    $  (10.6)    $  114.8     $  310.2     $  260.2
   Life & Investments                                    88.6        107.7        126.9         53.5        102.4
   Real Estate                                             --           --           --          3.4          6.2
   Corporate                                            (35.3)       (40.8)       (35.7)       (46.6)       (16.8)
                                                    -------------------------------------------------------------
Total                                                (1,062.0)        56.3        206.0        320.5        352.0
Realized Gain                                            61.5         90.4         76.5         61.9         78.7
                                                    -------------------------------------------------------------

Income (Loss) Before Distributions
  on Capital Securities                              (1,000.5)       146.7        282.5        382.4        430.7
Distributions on Capital Securities                     (44.8)       (44.8)       (44.8)       (44.9)       (14.8)
Discontinued Credit Operations                           58.2         12.7         14.5         14.4         14.1
Cumulative Effect of Accounting Change                   (2.1)          --           --           --           --
                                                    -------------------------------------------------------------
Net Income (Loss)                                   $  (989.2)    $  114.6     $  252.2     $  351.9     $  430.0
                                                    =============================================================

PER SHARE OF COMMON STOCK
Net Income (Loss) - Diluted

   Income (Loss) Before Realized Gain*+             $   (8.66)    $    .09     $   1.21     $   1.97     $   2.60
   Realized Gain                                          .48          .71          .58          .44          .60
   Discontinued Credit Operations                         .45          .10          .11          .10          .11
   Cumulative Effect of Accounting Change               (0.02)          --           --           --           --
                                                    -------------------------------------------------------------
   Net Income (Loss)                                $   (7.75)    $    .90     $   1.90     $   2.51     $   3.31
                                                    =============================================================
   Average Number of Shares (in millions)               127.7        127.8        132.8        139.9        129.8

Net Income (Loss) - Basic

   Income (Loss) Before Realized Gain*+             $   (8.66)    $    .09     $   1.21     $   1.98     $   2.61
   Realized Gain                                          .48          .71          .58          .44          .61
   Discontinued Credit Operations                         .45          .10          .11          .10          .11
   Cumulative Effect of Accounting Change               (0.02)          --           --           --           --
                                                    -------------------------------------------------------------
   Net Income (Loss)                                $   (7.75)    $    .90     $   1.90     $   2.52     $   3.33
                                                    =============================================================
   Average Number of Shares (in millions)               127.7        127.8        132.7        139.4        129.2

Dividends Paid                                      $    0.93     $   1.48     $   1.44     $   1.34     $   1.22


* Income (Loss) Before Realized Gain is a standard industry measurement used by management to analyze income from core operations and is presented to supplement net income as a measure of profitability.

+ Net income (loss) per share amounts are after distributions on capital securities.

Additional Supplemental Data


YEAR ENDED DECEMBER 31                        2001       2000       1999      1998       1997
------------------------------------------------------------------------------------------------
(In Millions except per share values)

PROPERTY & CASUALTY WRITTEN PREMIUMS
Personal Auto                            $ 1,797.0   $ 1,726.4   $ 1,725.6  $ 1,745.8   $ 1,295.2
Homeowners                                   762.7       756.6       736.5      717.4       547.8
Specialty                                    229.5       229.1       225.6      217.2       182.0
                                         -----------------------------------------------------------
Total Personal                             2,789.2     2,712.1     2,687.7    2,680.4     2,025.0
Business Insurance                         1,000.8     1,159.5     1,138.0      952.3       195.7
Commercial Insurance                         617.2       703.8       701.5      687.2       642.1
Surety                                       154.7       125.2       110.7      107.2        99.5
Other                                          8.3         8.5         7.1       14.7        25.1
                                         -----------------------------------------------------------
Gross Written Premiums                     4,570.2     4,709.1     4,645.0    4,441.8     2,987.4
Ceded Reinsurance Premiums                   131.0       169.4       161.2      185.2       159.2
                                         -----------------------------------------------------------
Net Written Premiums                     $ 4,439.2   $ 4,539.7   $ 4,483.8  $ 4,256.6   $ 2,828.2
                                         ===========================================================

PROPERTY & CASUALTY OPERATING RATIOS*
Losses                                        74.5%       70.4%       66.4%      61.3%       58.4%
Adjustment Expenses                           14.1        12.2        12.0       11.5        11.2
Underwriting Expenses                         30.1        28.8        30.0       29.8        29.1
                                         ----------------------------------------------------------
Combined Ratio                               118.7%      111.4%      108.4%     102.6%       98.7%
                                         ==========================================================
Net Written Premiums to
  Policyholders' Surplus                     2.0:1       2.0:1       1.6:1      1.3:1       1.3:1

PRETAX INCOME (LOSS) BEFORE REALIZED GAIN
Property & Casualty
   Underwriting                          $  (837.5)  $  (521.9)  $  (366.7) $  (109.4)  $    36.2
   Nonrecurring Acquisition Charges             --          --          --         --       (60.0)
   Net Investment Income                     457.7       460.5       462.3      480.2       327.0
   Goodwill Amortization                     (11.0)      (44.0)      (43.8)     (43.0)      (11.0)
   Write-off of Goodwill                  (1,165.2)         --          --         --          --
   Restructuring Charges                     (44.3)         --          --         --          --
Life & Investments                           197.5       168.5       195.1      131.1       156.9
   Write-off of Goodwill                     (48.9)         --          --         --          --
   Write-off of Deferred
   Acquisition Costs                            --          --          --      (46.8)         --
Real Estate                                     --          --          --        5.3         9.6
Corporate                                    (54.6)      (63.2)      (55.0)     (71.9)      (27.0)
                                         ----------------------------------------------------------
Total                                    $(1,506.3)  $    (0.1)  $   191.9  $   345.5   $   431.7
                                         ==========================================================
TOTAL ASSETS                             $30,092.5   $30,257.7   $29,223.6  $29,553.0   $28,502.2

DEBT

   Current                                   347.8       356.3       514.5      770.9       897.3
   Long-Term                                 748.8       774.2       478.5      589.5       570.6
                                         ----------------------------------------------------------
   Total                                   1,096.6     1,130.5       993.0    1,360.4     1,467.9

CAPITAL SECURITIES                           843.4       843.0       842.5      842.1       841.7

SHAREHOLDERS' EQUITY                       3,634.6     4,695.8     4,294.1    5,575.8     5,461.7

BOOK VALUE PER SHARE                         28.45       36.79       33.31      40.92       38.69


* Operating ratios are GAAP basis and are based on expenses expressed as a percentage of earned premiums. Ratios exclude goodwill write-off, goodwill amortization, restructuring charges and nonrecurring acquisition charges.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollar amounts in millions unless noted otherwise)

SAFECO Corporation (the Corporation) is a Washington state corporation that owns operating subsidiaries engaged in property and casualty insurance, surety, life insurance and asset management. These operations generated virtually all of the 2001 revenues.

The Corporation and its subsidiaries are collectively referred to as "SAFECO." The property and casualty insurance operations are collectively referred to as "Property & Casualty." The life insurance and asset management operations are collectively referred to as "Life & Investments." Other operations not included in either Property & Casualty or Life & Investments are collectively referred to as "Corporate."

Since joining SAFECO as Chief Executive Officer in late January 2001, Michael S. McGavick and the senior leadership team have engaged in a review of SAFECO's operations with a particular emphasis on the Property & Casualty operations. This review resulted in actions that focused on:

(1) Ensuring that the recovery plans for Property & Casualty operations had the rigor and urgency necessary to succeed;

(2) Analyzing and reducing expenses;

(3) Strengthening the balance sheet; and

(4) Investing in SAFECO's employees.

Many of the plans to address the urgent actions have been completed and others are in process. These actions are explained in more detail in the remainder of this Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A).

ACTIONS

(1) A comprehensive review of the entire operation confirmed that the core strengths and most profitable opportunities for SAFECO were in personal auto, small-to-medium commercial insurance and life and investments. The recovery plans for Property & Casualty involved actions on several fronts:

    - Rates were raised across all lines of business, with specific focus on the underperforming lines of homeowners and large commercial.

    -   Nearly 1,000 underperforming agents no longer represent SAFECO.

    - Additional underwriting actions were taken on unprofitable individual accounts.

    - SAFECO exited lines of business not core to its strategy. For example, 15 of 19 Select Markets programs were cancelled.

    For further discussion of these and other actions see the Property & Casualty - Operations section of this MD&A.

(2) A rigorous company-wide effort to reduce expenses was commenced and continues. In July 2001, SAFECO announced that it would eliminate approximately 1,200 jobs by the end of 2003 with half of the reductions expected to be completed in 2001. SAFECO's total employment declined by approximately 900 in 2001, excluding the reduction due to the sale of SAFECO Credit. Positions being eliminated are in the corporate headquarters and regional Property & Casualty operations. When fully implemented, these actions are expected to reduce SAFECO's annual operating expenses by approximately $100.

    Restructuring charges and period costs associated with these changes are expected to total approximately $65 through 2002. This includes pretax charges incurred in 2001 of $44 and $21 to be incurred throughout 2002 as the restructuring actions occur. Additional information can be found in Note 12 in the Notes to Consolidated Financial Statements.

(3) In strengthening SAFECO's balance sheet, four separate actions were taken.

    - In February 2001, SAFECO announced a 50% reduction in its quarterly dividend from $0.37 per share to $0.185 per share starting with the April 2001 dividend payment to shareholders. This reduction provides the Corporation cash savings of approximately $95 per year and brought the dividend more in line with financial performance.

    - Effective March 31, 2001, SAFECO wrote off $1.2 billion of goodwill associated with the 1997 American States Insurance acquisition (Property & Casualty $1,152.1, Life & Investments $48.9). See Note 1 in the Notes to Consolidated Financial Statements for additional information.

    - In August 2001, SAFECO Credit was sold, generating $250 in net proceeds, resulting in a pretax gain of $97, and reducing SAFECO's debt by approximately one-half or $1.5 billion. SAFECO Credit is reported as a discontinued operation as described in the Discontinued Operations - SAFECO Credit section of this MD&A.

    - During the third quarter 2001, SAFECO completed a review, initially announced in May 2001, of Property & Casualty loss reserve adequacy and as a result increased reserves by $240, pretax. For additional information see the Property & Casualty - Operations, Loss Reserve Strengthening section of this MD&A.

(4) Investing in SAFECO's employees has been accomplished as follows:

    - Increased emphasis on employee training to strengthen the tools and capabilities of the workforce.

    - A performance-based compensation system based on the achievement of specific goals linked directly to SAFECO's business plan was developed and is being implemented in early 2002. The new compensation system applies to all SAFECO employees, including the senior leadership team, and is designed to motivate and reward superior performance. In addition employee communication was increased to help all employees better understand SAFECO's business plans and their role in helping achieve them.

    - SAFECO added several strong leaders and completed the formation of a new senior leadership team:

        >> In May 2001 Bruce Allenbaugh was named Senior Vice President of Corporate Marketing bringing wide experiences from Avenue A, NextLink and Pepsi-Cola to SAFECO;

        >> In July 2001 Michael LaRocco was appointed President and Chief Operating Officer of SAFECO Personal Insurance. Mr. LaRocco most recently headed the $1.2 billion northeastern operations for GEICO;

        >> In September 2001 Yomtov Senegor was named Chief Information Officer bringing extensive information systems experience from Accenture (formerly Andersen Consulting);

        >> In January 2002 Christine Mead was named Senior Vice President and Chief Financial Officer. Ms. Mead most recently was the Chief Financial Officer for Travelers Insurance Group's property and casualty business bringing extensive experience in financial management and strategy from that company as well as prior public accounting experience with Deloitte & Touche and PricewaterhouseCoopers; and

        >> The Board of Directors was also strengthened with the August 2001 election of Joseph W. "Jay" Brown, an insurance executive with nearly 30 years experience. Mr. Brown, Chairman and Chief Executive Officer of MBIA, Inc., formerly served as President and Chief Executive Officer of Firemen's Fund Insurance Company and Chairman and Chief Executive Officer of Talegen Holdings, Inc., Xerox's insurance holdings company.

    - Introduced a corporate-wide program on diversity to prepare SAFECO to compete in a more diverse America and to increase workforce effectiveness.

SAFECO's leaders have identified four focus areas for the coming year. They are:

(1) Improving sales growth through independent agents;

(2) Improving levels of service and claims handling;

(3) Driving execution through enhanced metrics and management practices; and

(4) Continuing investment in SAFECO's employees.

SUMMARY OF FINANCIAL INFORMATION

The following summarized financial information should be read in conjunction with the Segment Footnote (Note 15) in the Notes to Consolidated Financial Statements. Detailed discussion of Property & Casualty and Life & Investments operations follows in this MD&A.

YEAR ENDED DECEMBER 31                                       2001       2000       1999
----------------------------------------------------------------------------------------
INCOME (LOSS)
Property & Casualty                                     $(1,600.3)   $(105.4)    $ 51.8
Life & Investments                                          148.6      168.5      195.1
Corporate                                                   (54.6)     (63.2)     (55.0)
                                                        --------------------------------
Income (Loss) Before Realized Gain and Income Taxes*     (1,506.3)      (0.1)     191.9
Income Tax Benefit                                         (444.3)     (56.4)     (14.1)
                                                        --------------------------------
Income (Loss) Before Realized Gain                       (1,062.0)      56.3      206.0
Realized Investment Gain, Net of Taxes                       61.5       90.4       76.5
Distribution on Capital Securities, Net of Taxes            (44.8)     (44.8)     (44.8)
                                                        --------------------------------
Income (Loss) from Continuing Operations                 (1,045.3)     101.9      237.7
Discontinued Credit Operations, Including Gain on
  Disposition, Net of Taxes                                  58.2       12.7       14.5

Cumulative Effect of Change in Accounting Principle,
  Net of Taxes                                               (2.1)        --         --
                                                        --------------------------------
Net Income (Loss)                                       $  (989.2)   $ 114.6     $252.2
                                                        ================================

PER DILUTED SHARE OF COMMON STOCK

Income (Loss) Before Realized Gain*                     $   (8.66)   $   .09     $ 1.21
Realized Investment Gain                                      .48        .71        .58
                                                        --------------------------------
Income (Loss) from Continuing Operations                    (8.18)       .80       1.79
Discontinued Credit Operations, Including Gain on
  Disposition                                                 .45        .10        .11
Cumulative Effect of Change in Accounting Principle          (.02)        --         --
                                                        --------------------------------
Net Income (Loss)                                       $   (7.75)   $   .90     $ 1.90
========================================================================================

* Income (loss) before realized gain and income taxes in 2001 includes goodwill write-down of $1,214.1 ($925.5 after tax, $7.24 per share), Property & Casualty loss reserve strengthening of $240.0 ($156.0 after tax, $1.22 per share) and restructuring charges of $44.3 ($28.8 after tax, $.22 per share).

The following is a summary of the major items that affected SAFECO's financial results in 2001:

Property & Casualty

-   Recognized goodwill write-down of $1,165.2 before tax ($886.9 after tax).

- Net catastrophe losses for 2001 were $268.0 before tax ($174.2 after tax) which was more than $100 higher than the highest year in SAFECO's past
    (1998). These 2001 losses include $60.0 before tax ($39.0 after tax) for storm damages in the St. Louis area in April and $51.0 before tax ($33.2 after tax) of net losses from the World Trade Center attacks.

- Completed a reserve review and increased loss reserves $240.0 before tax ($156.0 after tax).

- Consolidated commercial lines and recognized restructuring charges of $44.3 before tax ($28.8 after tax).

Life & Investments

- Generated record pretax earnings (before goodwill write-down) of $197.5 for the year ($127.1 after tax).

-   Recognized goodwill write-down of $48.9 before tax ($38.7 after tax).

SAFECO Corporation

- Sale of SAFECO Credit resulting in a gain of $97.0 before tax ($54.0 after tax).

- Recognized investment write-downs of $126.8 before tax ($82.4 after tax) due to credit deterioration and corporate failures of certain investment holdings.

- Quarterly dividend to shareholders was reduced from $0.37 cents to $0.185 cents per share resulting in annual cash savings of $94.5.

PROPERTY & CASUALTY - OPERATIONS

Through independent agents, Property & Casualty writes personal, commercial and surety lines of insurance. Included in the lines of insurance written are automobile, homeowners, fire, commercial multi-peril, workers' compensation, miscellaneous casualty, surety and fidelity.

Approximately 17% of Property & Casualty premiums are written in the state of California, and approximately 35% of premiums are written in the three West Coast states of California, Washington and Oregon. SAFECO purchased American States Financial Corporation (American States) in October 1997. This purchase broadened the product mix available to the combined companies and geographically diversified SAFECO's revenue and risk exposure. The purchase also increased Property & Casualty's risk exposure to the types of commercial business written by American States as well as to weather-related losses in the midwest.

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

                                                           Income (Loss) Before Realized
                                                              Gains and Income Taxes
                                                         ---------------------------------
YEAR ENDED DECEMBER 31                                        2001        2000        1999
------------------------------------------------------------------------------------------
Net Earned Premiums                                      $ 4,472.8    $4,563.4    $4,382.9
                                                         ---------------------------------
Underwriting Loss *+                                     $  (837.5)   $ (521.9)   $ (366.7)
Net Investment Income                                        457.7       460.5       462.3
Goodwill Amortization                                        (11.0)      (44.0)      (43.8)
Goodwill Write-down                                       (1,165.2)         --          --
Restructuring Charges                                        (44.3)         --          --
                                                         ---------------------------------
Income (Loss) Before Realized Gains and Income Taxes     $(1,600.3)   $ (105.4)   $   51.8
------------------------------------------------------------------------------------------

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

                                                             GAAP Operating Ratios*
                                                         -------------------------------
YEAR ENDED DECEMBER 31                                      2001+       2000       1999
----------------------------------------------------------------------------------------
Loss Ratio                                                  74.5%       70.4%      66.4%
Loss Adjustment Expense Ratio                               14.1        12.2       12.0
Expense Ratio                                               30.1        28.8       30.0
                                                         -------------------------------
Combined Ratio                                             118.7%      111.4%     108.4%
========================================================================================

* Operating ratios represent major components of expense expressed as a percentage of earned premiums and are commonly used measures of Property & Casualty's profitability. Ratios exclude goodwill amortization, goodwill write-down and restructuring charges.

+ Includes Loss Reserve Strengthening of $240.0 in 2001. Excluding this adjustment the Combined Ratio was 113.4%; the Loss Ratio was 70.7% and the Loss Adjustment Expense Ratio was 12.6%.

                                            Underwriting Profit (Loss)*
                         ---------------------------------------------------------------
                                  2001                 2000                  1999
                         ---------------------------------------------------------------
                                    Combined             Combined              Combined
YEAR ENDED DECEMBER 31     Amount      Ratio     Amount     Ratio     Amount      Ratio
----------------------------------------------------------------------------------------
PERSONAL LINES

Personal Auto            $  (80.5)     104.6%  $ (123.0)    107.1%  $  (63.3)     103.7%
Homeowners                 (205.6)     127.8     (116.7)    116.0      (48.2)     106.8
Specialty                     3.9       98.0       18.2      90.3       20.6       88.4

COMMERCIAL LINES

Business Insurance         (163.2)     115.8     (155.3)    113.3     (183.4)     118.0
Commercial Insurance       (276.2)     144.0     (155.7)    122.8     (107.6)     115.7

Surety                        2.4       97.5       11.7      81.0       15.2       74.4
Other                      (118.3)       --        (1.1)      --         --         --
                         ---------------------------------------------------------------
Total                    $ (837.5)     118.7%  $ (521.9)    111.4%  $ (366.7)     108.4%
========================================================================================

* Catastrophe losses for all lines, net of reinsurance, totaled $268.0, $136.0 and $103.0 in 2001, 2000 and 1999, respectively. Catastrophes are defined as events resulting in losses greater than $0.5, involving multiple claims and policyholders.

Property & Casualty had steadily deteriorating results from the underwriting of insurance from 1999 to 2001. In each of these three years the loss ratio increased (1999 - 66.4%, 2000 - 70.4% and 2001 - 74.5%) which in turn caused the combined ratio for each year to increase (1999 - 108.4%, 2000 - 111.4% and 2001
- 118.7%). Excluding the $240.0 loss reserve strengthening described further in the Loss Reserve Strengthening section below, the loss ratio in 2001 was 70.7% and the combined ratio was 113.4%. Details on the results by line of insurance as well as actions being taken to improve these underwriting results are described below. Operating results started showing signs of a positive turnaround in the fourth quarter of 2001 which produced a combined ratio of 111.3% compared with 113.4% for all of 2001 (excluding the loss reserve strengthening).

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

To mitigate the capital impact of the reserve strengthening, the Corporation contributed $250.0 of capital to Property & Casualty on September 28, 2001. The source of the capital contribution was the proceeds from the sale of SAFECO Credit. See additional information in the Discontinued Operations - SAFECO Credit section of this MD&A.

Additional information about loss reserves can be found in the Property & Casualty - Loss Reserves section of this MD&A.

Personal Insurance - Auto

Rate increases, agency cancellations and tighter underwriting have helped to reduce the combined ratio from 107.1 in 2000 to 104.6 in 2001. The losses from underwriting of $80.5 in 2001, $123.0 in 2000 and $63.3 in 1999 were primarily the result of rate decreases in 1999 and 1998 which were taken to retain American States business and to respond to competition. Average auto rates increased 9% and 6% in 2001 and 2000, respectively, and decreased 2% in 1999. SAFECO plans to increase personal auto rates on average 7% (including inflation adjustments) in 2002. Actions taken in 2001 to re-underwrite all personal lines business and these rate increases are contributing to the improvements in personal auto results. These actions have resulted in the decline in the number of personal auto policies in force by 4% offset by an increase in written premiums by 4% in 2001. SAFECO expects further rate increases to depress the growth in the number of policies and to contribute to improved underwriting results.

In 2000 Property & Casualty expanded the use of "insurance-scoring" (utilizing multiple variants to classify risk) which is in use by several competitors. As expected the use of insurance-scoring along with tighter underwriting standards has resulted in a better match of rate and risk. In August 2001 SAFECO began to launch a new automated underwriting initiative with point of sale technology that allows its agent partners to more efficiently quote and sell policies. This technology also includes the updated version of the automated multi-variant underwriting model. This automated approach is expected eventually to handle the majority of new business. The automation initiative, rate increases and tighter underwriting actions are expected to help improve the overall quality of this line of business going forward. The use of insurance-scoring is the subject of both legislative and regulatory review in several states where Property & Casualty has a concentration of business, including Washington state. Property & Casualty will comply with any limitation imposed by regulation or legislation on the use of insurance-scoring, including modification of its underwriting model as may be necessary.

The decrease in policies in force in 2001 was most significant for preferred driver auto insurance policies. This decrease was offset in part by a substantial increase in non-standard auto insurance policies. Growth in the preferred auto line is key to long-term profitability in auto and retention of in force business remains a critical issue for this line. The focus going forward is to seek a return to growth in policies in force aided by a new product with additional pricing tiers coupled with the automated underwriting initiative. SAFECO recently announced changes in agent compensation which provide greater incentives to agents for writing new auto business. In addition the personal auto, homeowners and specialty lines are now managed on an individual product line basis by state instead of the former regional management basis. This change will provide a closer focus on profitability on an individual product line basis.

Personal Insurance - Homeowners

The homeowners line operated at a combined ratio of 127.8, 116.0 and 106.8 and the underwriting losses by year were $205.6, $116.7 and $48.2 in 2001, 2000 and 1999, respectively. The acquisition of American States in 1997 increased SAFECO's exposure to large, single weather-related events due to geographic concentration of homeowners risk particularly in the midwest. Losses due to large, single events (nearly all weather-related) were $145.0, $86.0 and $52.0 for 2001, 2000 and 1999, respectively. In 2001 the increase includes $60.0 for a single catastrophic storm in St. Louis. Non-weather losses, particularly from fire and water damage, increased by $26.5 in 2001 over similar losses in 2000. Non-weather losses in 2000 increased $44.4 over similar losses in 1999.

Property & Casualty is executing an aggressive profit restoration plan for homeowners. Elements of the plan include pricing the product to generate an appropriate return based on risk characteristics, adding new pricing tiers, restricting policy terms, insurance to value efforts (involves updating policyholders coverage levels) and a willingness to exit geographic markets that do not respond to pricing actions. This action plan is expected to take up to two years to restore acceptable underwriting results. Average homeowners rates (including inflation adjustments) increased approximately 12%, 6% and 1% in 2001, 2000 and 1999, respectively. These actions have resulted in a reduction in new business production of 41% in 2001, and total homeowners policies in force decreased 8% in 2001 and were flat in 2000, compared with an increase of 4% in 1999. Under the new agent compensation plan, commissions for new monoline homeowners business have been reduced. In addition, a moratorium on writing homeowners business in Texas was established in September 2001 in response to concern about the rising number of mold claims.

Personal Insurance - Specialty

Specialty lines (including earthquake, dwelling fire, inland marine and boats) produced underwriting profits of $3.9, $18.2 and $20.6 in 2001, 2000 and 1999, respectively. The Seattle earthquake that occurred in February impacted results in 2001.

Business Insurance

Business Insurance focuses on small-to-medium-sized businesses. It produced underwriting losses of $163.2, $155.3 and $183.4 and operated at combined ratios of 115.8, 113.3 and 118.0 in 2001, 2000 and 1999, respectively. Written premiums decreased 14% in 2001 and increased 2% in 2000. The 2001 underwriting loss includes a $65.0 reserve charge described earlier relating to unfavorable prior year development on construction defect and workers' compensation claims. In addition, following the acquisition of American States in 1997, Property & Casualty sought both to underwrite and to price this business to ensure retention of in force business, resulting in higher underwriting losses. In recent years, the overall competitive marketplace (particularly in workers' compensation) led to further price reductions. Property & Casualty took aggressive action in 2001 and 2000 to reverse the underwriting losses in this line by re-underwriting existing business, strengthening underwriting criteria and discipline, terminating relationships with agents who produced poor quality business, and obtaining rate increases, particularly in workers' compensation and commercial auto. Workers' compensation remains an unprofitable line as medical loss costs are expected to continue to rise. As a result new business production has been substantially curtailed. Workers' compensation net written premiums were down 32% in 2001 from 2000 despite rate increases of approximately 14%.

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

In May 2001 Property & Casualty announced its decision to consolidate its commercial lines operations and reduce the number of regional offices. The consolidated operations are now known as SAFECO Business Insurance (SBI) and focus on small-to-medium business product lines. SBI includes a special facility to underwrite large commercial accounts produced by agents and brokers who support Property & Casualty's core personal and small-to-medium business product lines. For reporting purposes these two segments have been shown separately through 2001 but will be combined into one segment beginning with the first quarter 2002.

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

Commercial Insurance focused on medium- to large-sized businesses. It produced underwriting losses of $276.2, $155.7 and $107.6 and operated at combined ratios of 144.0, 122.8 and 115.7 in 2001, 2000 and 1999, respectively. Included in the underwriting loss is the $90.0 reserve charge described earlier relating to construction defect, workers' compensation and asbestos and environmental claims. The continued weakness in the underwriting results is due to several reasons, including the competitive underwriting environment, inadequate rates, adverse loss experience (particularly with workers' compensation in California, Texas and Florida), reserve increases in recognition of unfavorable trends in loss costs and higher frequency of large losses. Property & Casualty has increased commercial prices by 21% and 17% in 2001 and 2000, respectively. Commercial insurance gross written premiums declined 12.3% to $617.2 in 2001 from $703.8 in 2000.

During 2001, SAFECO decided to exit approximately half of its $270.0 Select Markets business because these specialty commercial insurance products did not fit with SAFECO's core business focus. Once the contracts for the discontinued lines expire, they will not be renewed. The runoff period may take up to three years. In September 2001, SAFECO acquired a book of lender-placed property business from ACE, with annual premiums of approximately $80.0, more than doubling SAFECO's lender-placed property book of business.

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

As a result of extraordinary loss experience in the industry in all major lines of surety in 2001, prices of surety bonds have increased and industry capacity has been reduced. Continued availability of adequate reinsurance is integral to SAFECO's ability to profitably grow the surety line in the future.

Other

Other insurance product lines produced underwriting losses of $118.3 and $1.1 in 2001 and 2000, respectively, and broke even in 1999. These lines include assumed reinsurance and other business in run-off. Included in the underwriting loss is the $85.0 reserve charge described earlier relating to construction defect and asbestos and environmental issues and $30.0 of reserves from the September 11, 2001 attacks on the World Trade Center, net of reinsurance. The $30.0 loss was incurred by SAFECO's London subsidiary, R.F. Bailey Underwriting Agencies, Ltd. (R.F. Bailey) (see below for discussion of total losses from terrorism). SAFECO completed a review of R.F. Bailey in 2001 and its options in the Lloyd's of London underwriting market. As a result of the review in the fourth quarter of 2001, SAFECO wrote off $13.1 of goodwill associated with the 1999 acquisition of R.F. Bailey.

Impact of Terrorism

As a result of the September 11, 2001 terrorist attacks, SAFECO estimated its losses net of reinsurance at $52.0, of which $21.0 is attributable to SBI accounts, $30.0 to reinsurance written through R.F. Bailey and $1.0 to Life & Investments. Effective January 1, 2002, SAFECO's reinsurers stopped providing terrorism coverage in SAFECO's commercial property and casualty reinsurance treaties. The impact is immediate with respect to new business and affects renewal business as the policies come up for renewal throughout the year. Consequently, except with respect to certain property risks with policy limits in excess of $10.0 for which there may be limited reinsurance for terrorism, SAFECO does not have reinsurance coverage for terrorism losses on its commercial property and casualty policies. Terrorism was similarly excluded from the workers' compensation reinsurance treaties but is not excluded on the surety treaties. The existing reinsurance treaty for homeowners does not have a terrorism exclusion although SAFECO has received notice that its personal lines treaties may be modified. SAFECO's catastrophe treaty also excludes terrorism except for personal lines losses other than from biological, chemical or nuclear contamination.

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

The ISO terrorism exclusion for commercial property and casualty policies has been approved or conditionally approved in over 45 states. The conditional approval specifies either or both that the insurer demonstrate that reinsurance for terrorism is not available to it or that the exclusion may not be used if a federal law is in effect that addresses the treatment of losses arising from acts of terrorism. Two states, New York and California, have refused to approve the ISO exclusion. Although SAFECO writes a significant amount of commercial business in California, this state represents less than 20% of SAFECO's commercial book of business and the book is primarily comprised of workers' compensation risks. To date, ISO terrorism exclusions have not been approved for use on personal lines policies.

As a consequence of the action of SAFECO's reinsurers described above and the current unavailability of the ISO exclusion for SAFECO's commercial property and casualty policies in some states, SAFECO will continue to be exposed to commercial losses that arise from terrorism and to be without reinsurance for such losses. It will also have no reinsurance for terrorism related losses in its workers' compensation line.

With regard to commercial lines policies, SAFECO's focus is on the small-to-medium account business. Few of its customers are viewed as potential terrorism targets. In states where exclusions for terrorism are approved, they are being added to policies for certain classes of business, in geographic areas where the potential for attack may be greater and where SAFECO insures a high concentration of values. For workers' compensation the number of employees covered is monitored and coverage is declined in cases where the exposure is severe. SAFECO's exposure to personal lines losses currently is relatively modest due to small individual exposure and wide spread of risk. Therefore, SAFECO believes its terrorism exposure is relatively modest across all product lines.

PROPERTY & CASUALTY - LOSS RESERVES

Reserves for loss and loss adjustment expenses (LAE) for Property & Casualty were $5,053.7 at December 31, 2001 compared with $4,612.7 at December 31, 2000. The increase in reserves at December 31, 2001 compared with December 31, 2000 reflected both increased loss severities and adverse prior year development in certain lines of business. The December 31, 2001 reserves included $240.0 of loss and LAE reserve strengthening (see Loss Reserve Strengthening section under the Property & Casualty - Operations section of this MD&A). The liability is presented net of amounts recoverable from salvage and subrogation (see Summary of Significant Accounting Policies in Note 1 of the Notes to Consolidated Financial Statements) and gross of amounts recoverable from reinsurance (see
Note 5 in the Notes to Consolidated Financial Statements). The total amount of reinsurance recoverables was $415.9 at December 31, 2001 and $343.6 at December 31, 2000.

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

Property & Casualty operations in 2001 were charged $345.1 from increases in estimated loss and LAE for claims occurring in prior years. These increases included $142.6 in workers' compensation, $132.8 in general liability, as well as $21.6 in homeowners, $23.1 in commercial auto and $25.0 in all other lines. This adverse development includes the $240.0 of loss reserve strengthening discussed earlier. Operations were charged $148.3 in 2000 from increases in estimated loss and LAE for claims occurring in prior years. These increases were due to adverse development within commercial operations in workers' compensation ($50.9), general liability ($44.4) primarily related to construction defect, commercial auto ($23.5), and in other ($29.5) lines of business as the costs of settling claims increased. Property & Casualty operations were charged $78.8 in 1999 due to increased losses including construction defect, asbestos and environmental, and workers' compensation.

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

The following table presents the loss and LAE reserve activity for liability coverages related to environmental, asbestos and other toxic claims, before reinsurance:

DECEMBER 31                                        2001       2000       1999
------------------------------------------------------------------------------
Reserves at Beginning of Year                  $  315.5   $  332.3   $  329.8
Incurred Losses and LAE                            51.7        9.6       24.8
Losses and LAE Payments                           (26.5)     (26.4)     (22.3)
                                               -------------------------------
Reserves at End of Year                        $  340.7   $  315.5   $  332.3
==============================================================================

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

The following table presents the loss and LAE reserve activity for liability coverages related to construction defect claims, before reinsurance:

DECEMBER 31                                        2001       2000       1999
------------------------------------------------------------------------------
Reserves at Beginning of Year                  $  322.6   $  306.1   $  328.6
Incurred Losses and LAE                           119.2       71.5       28.1
Losses and LAE Payments                           (58.9)     (55.0)     (50.6)
                                               -------------------------------
Reserves at End of Year                        $  382.9   $  322.6   $  306.1
==============================================================================

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

The availability and cost of reinsurance are subject to prevailing market conditions, both in terms of price and available capacity. Due to the recent tightening in the reinsurance marketplace, it is likely that the cost of reinsurance will increase in 2002. Although the reinsurer is liable to SAFECO to the extent of the reinsurance ceded, SAFECO remains primarily liable to the policyholder as the direct insurer on all risks insured. In addition, the magnitude of losses in the reinsurance industry resulting from the September 11, 2001 terrorist attacks is expected to impact the financial strength of reinsurers which may result in collectibility or recoverability issues. However, to SAFECO's knowledge, none of its reinsurers is experiencing financial difficulties. SAFECO's business is not substantially dependent upon any single reinsurance account.

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

                                                                Percent at
RATING                                                   December 31, 2001
---------------------------------------------------------------------------
A++                                                                  43.7%
A+                                                                    8.7
A                                                                     4.3
A-                                                                    0.5
B                                                                     0.2
Lloyds of London                                                      3.7
Non-Rated                                                             6.6
                                                               ------------
Total Domestic Reinsurers                                            67.7
                                                               ------------
State Reinsurance Pools                                              23.7
Other Reinsurance Pools                                               2.1
Foreign Reinsurers                                                    6.5
                                                               ------------
Total Reinsurance Pools and Foreign Reinsurers                       32.3
                                                               ------------
Total                                                               100.0%
===========================================================================

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

SAFECO's ratings downgrades in early 2001 have impacted Life & Investments' ability to sell some of its products. The impact of the ratings downgrades and other information about the lines of business are explained further below.

The following table summarizes the pretax income (loss) for Life & Investments major product lines:

                                                     Pretax Income (Loss)
                                              -------------------------------
YEAR ENDED DECEMBER 31                            2001       2000       1999
-----------------------------------------------------------------------------
Retirement Services                           $   15.6   $   30.0   $   52.6
Income Annuities                                  47.8       26.4       42.2
Group                                             26.6        4.3      (19.4)
Individual                                        22.8       24.6       30.1
Asset Management *                                 8.0       13.0       13.6
Other *                                           76.7       70.2       76.0
Goodwill Write-down                              (48.9)       --         --
                                              -------------------------------
Pretax Income                                 $  148.6   $  168.5   $  195.1
=============================================================================

* Effective December 31, 2001, SAFECO's asset management companies and Talbot Financial Corporation are reported as part of the Life & Investments operating results. Prior period information has been reclassified to reflect this change.

Retirement Services

SAFECO's retirement services operations produced pretax income of $15.6, $30.0 and $52.6 in 2001, 2000 and 1999, respectively. Retirement services products are primarily tax-sheltered annuities (marketed primarily to teachers and not-for-profit organizations), fixed and variable deferred annuities (both qualified and non-qualified), guaranteed investment contracts (GIC) and corporate retirement funds. This line has protection against early withdrawals of most of these products in the form of surrender charges during the initial years of each policy or the option to defer payouts over five years. Pretax income declined by $14.4 in 2001 due to the decline in assets under management during the first two quarters of 2001, a reduction in variable product fee revenue due to unfavorable market conditions and an increase in operating costs. Pretax income declined $22.6 in 2000 compared to 1999 mainly due to losses from the Equity Index Annuity (EIA) product and a decline in assets under management.

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

Income Annuities

Life & Investments' income annuities operations produced pretax income of $47.8, $26.4 and $42.2 in 2001, 2000 and 1999, respectively. Income annuities' main product is the single-premium immediate annuity (SPIA) which is sold to fund third-party personal injury settlements. This product is extremely sensitive to financial strength ratings. These contracts are non-surrenderable and are intended to provide a reliable income stream to the injured party. The increase in pretax income in 2001 is due primarily to the release of reserves upon death due to favorable experience and an increase in investment income due to faster paydowns on collateralized mortgage obligation (CMO) investments. Pretax income in 2000 decreased from 1999 due to increased legal expenses to defend the qualified assignment contract terms of SPIA policies and also a decrease in investment income due to slower paydowns on CMO's.

Total income annuity assets increased to $6.3 billion at December 31, 2001 compared with $6.2 billion at December 31, 2000 and $5.8 billion at December 31, 1999. New SPIA deposits were $99.0, $391.0 and $313.0 in 2001, 2000 and 1999, respectively. Deposits are down significantly in 2001 as a result of the ratings downgrade that is discussed further in the Ratings section of this MD&A.

Group

SAFECO's group insurance operations produced pretax income of $26.6 and $4.3 in 2001 and 2000, respectively, and a pretax loss of $19.4 in 1999. Group's main product offering is excess loss insurance sold to employers with self-insured employee medical plans. Also offered are group life, accidental death & dismemberment and disability products. The increase in pretax income of $22.3 and $23.7 in 2001 and 2000, respectively, is due to a decrease in the medical loss ratio to 64% for 2001 from 68% in 2000 and 81% in 1999. Rate increases and underwriting actions have contributed to the decreases in the loss ratio.

Total group premiums increased 6% in 2001 and 61% during 2000 compared with a decrease of 4% in 1999. The increase in group premiums for 2000 is due primarily to the acquisition of excess loss business from ING Medical Risk Solutions at the end of 1999 as well as continued medical rate increases.

Individual

SAFECO's individual life operations produced pretax income of $22.8, $24.6 and $30.1 in 2001, 2000 and 1999, respectively. Individual products include term, universal and variable universal life and business owned life insurance (BOLI). BOLI is universal life insurance sold to banks and is extremely sensitive to financial strength ratings. Pretax income declined $1.8 in 2001 due to increased claims experience which was partially offset by increased earnings on BOLI, permanent and term life products. New BOLI deposits were $120.0, $710.0 and $705.0 in 2001, 2000 and 1999, respectively. The decline in the BOLI deposits in 2001 is due to the ratings downgrade that is discussed further in the Ratings section of this MD&A.

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

Other

The other line is a major component of Life & Investments' earnings, contributing pretax income of $76.7, $70.2 and $76.0 in 2001, 2000 and 1999, respectively. It is comprised mainly of investment income resulting from the investment of capital and prior years' earnings of the operating lines of business and earnings from Talbot Financial Corporation (Talbot), a wholly-owned subsidiary. Talbot is an insurance agency that distributes both property and casualty and life insurance products. Talbot's pretax income (loss) was $4.6, $(2.1) and $2.8 in 2001, 2000 and 1999, respectively. Excluding Talbot the other line contributed $72.2, $72.4 and $73.2 in 2001, 2000 and 1999, respectively.

CORPORATE

The Corporate segment includes operating results for the Corporation, SAFECO Financial Products, SAFECO Properties, and intercompany transaction eliminations. The Corporation's primary expense is interest expense on borrowings totaling $79.0, $89.0 and $72.0 in 2001, 2000 and 1999, respectively. These amounts do not include the expense for the distributions on SAFECO's Capital Securities which is presented net of tax on the Consolidated Statements of Income (Loss).

The Corporation has made loans to certain officers and other members of management related to stock option exercises and home purchases related to relocations upon initial hiring. At December 31, 2001 these related-party loans totaled less than $10.0. Corresponding interest income on the related party loans is included in the Corporate segment.

The Corporation's wholly-owned subsidiary, SAFECO Financial Products (SFP) was organized in 2000, to write S&P 500 index options to mitigate the risk associated with the EIA (see Life & Investments section for further discussion on EIA). Due to the success of this activity, SFP also engaged in limited activity for its own account in 2001 by writing S&P 500 index options, selling single credit default swaps and investing in convertible bonds. These activities are not designed as hedging activities. Consequently, both changes in the fair values of these instruments and any realized gain or loss are recognized in current income. Net investment income includes the premium income on the single credit default swaps and the earnings and fair value adjustments for the S&P 500 index options and the convertible bonds. Realized gain or loss includes the fair value adjustments and realized gains or losses from the single credit default swaps. Pretax income before realized loss was $6.7 and $2.3 for 2001 and 2000, respectively. Realized loss was $18.2 in 2001 including a $7.8 loss from an Enron single credit default swap. There were no realized gains or losses in 2000.

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

The table below summarizes the quality of the single credit default swap portfolio:

                                                               Percent at
RATING                                                  December 31, 2001
--------------------------------------------------------------------------
AAA                                                                    6%
AA                                                                    10
A                                                                     51
BBB                                                                   33
BB or lower                                                           --
                                                              ------------
Total                                                               100%
==========================================================================

The fair value of the liability due to writing S&P index options was $45.4 at December 31, 2001. In addition SFP had investment grade convertible bonds with market values totaling $38.4 at December 31, 2001.

In 1998, SAFECO decided to divest itself of its real estate operations (SAFECO Properties) and most of the assets were sold in 1999. A few properties remain and most are expected to be sold in 2002. Income from the real estate subsidiary will continue to decline as the remaining assets are sold. At December 31, 2001, investment real estate held by SAFECO Properties totaled $42.9, less than one percent of SAFECO's consolidated investments. Because the assets and operations are not material to the consolidated financial statements, they have not been reclassified as discontinued operations. In the Consolidated Statements of Income (Loss), revenues for SAFECO Properties are included in Other Revenues and related expenses are included in Other Expenses. For 2001, 2000 and 1999, these revenues totaled $10.4, $20.5 and $39.3 and expenses totaled $9.9, $16.7 and $32.1, respectively. SAFECO Properties' income before realized gains and income taxes is included in the Corporate segment and totaled $0.5, $3.8 and $7.2, for 2001, 2000 and 1999, respectively.

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

CAPITAL RESOURCES AND LIQUIDITY

Sources and Uses of Funds

SAFECO's operations have liquidity requirements that vary among the segments and their principal product lines. Life insurance, retirement services and annuity product reserves are primarily longer-term liabilities that are typically predictable in nature and are supported by investments that are generally longer-term. Property & Casualty liabilities are both short-term and long-term. These liabilities are less predictable in nature and generally require greater liquidity in the investment portfolio.

The Corporation's liquidity needs are met by dividends from its subsidiary operations, the sale and maturity of invested assets, bank borrowings and issuances of commercial paper and debt. The subsidiaries' primary sources of cash from operations are insurance premiums, funds received under deposit contracts, dividends, interest and asset management fees. SAFECO has not engaged in the sale by securitization of any investments or other assets.

Given the number of changes underway, SAFECO's ability to achieve the goals of improving the profitability of Property & Casualty and maintaining the profitability of its entire operations involves uncertainty. SAFECO's liquidity needs are currently being met and the successful achievement of its goals will enhance its liquidity position; conversely, further deterioration of profitability may adversely affect its capital resources and liquidity position.

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

Total cash provided by operating activities for 2001, 2000 and 1999 was $528.8, $619.2 and $718.1, respectively (see Consolidated Statements of Cash Flows for additional information). Property & Casualty's operating cash flows were $37.0, $137.0 and $205.3 for 2001, 2000 and 1999, respectively. This decline is due mainly to the poor underwriting results and resultant claims expenses paid as well as a decline in premium volume. Although Property & Casualty began raising premium rates in 2001 there has been an offsetting impact due to reductions in the number of policies in force. In addition, Property & Casualty's after-tax cash flows from investment income have declined due to the relatively low interest rate environment, dividends paid to the Corporation (which reduce the amount of investable cash) and bond call activity (whereby higher yielding bonds are called and redeemed by issuers). Consolidated dividends and interest received have increased due to the higher invested asset base of Life & Investments. It is anticipated that the insurance subsidiaries will continue to pay dividends to the Corporation in 2002 in order to fund shareholder dividends and to service debt. The weak underwriting results in prior years have resulted in a reduction in the amount of available subsidiary dividends. This has impacted the Corporation's liquidity and financial flexibility. Given the deterioration of earnings in recent years, in February 2001 the Board of Directors reduced the quarterly dividend by 50% from $0.37 to $0.185 per share.

Short-term investments and cash at December 31, 2001 were significantly higher than at December 31, 2000 due primarily to proceeds received from the sale of SAFECO Credit in August 2001. The cash received was invested in primarily short-term commercial paper and will be re-invested long term as the commercial paper matures during the first half of 2002.

Funds received under deposit contracts relate primarily to annuity, retirement services and individual products of Life & Investments. Of the total $14.6 billion in deposit contracts at December 31, 2001, approximately 43% are structured settlement immediate annuity products. These annuities have an average expected maturity of over 25 years at issuance and cannot be surrendered by policyholders. Equity indexed annuities (EIA), comprising approximately 1% of total deposit contracts, have remaining expected maturities of approximately 4 years and associated surrender charges ranging from 8% in year one to zero after year six. During 2000 and 2001, Life & Investments offered to waive surrender charges on several different occasions in order to induce EIA policyholders to surrender their contracts. These offers were successful and resulted in a reduction of the EIA policy account balance of $144.0 and $291.0 in 2001 and 2000, respectively. Since the EIA book of business had been generating ongoing losses, reducing the size of the book will reduce the amount of future losses. These surrenders accounted for the majority of the increase in the return of funds held under deposit contracts in 2000 compared with 1999 (see Consolidated Statements of Cash Flows for more information). Other annuity and retirement services products comprise approximately 31% of total deposit contracts. These products generally have expected maturities of 5 to 20 years at issuance and associated surrender charges ranging from 10% to 5% in year one reduced to zero within 5 to 10 years. Life & Investments retains the option to defer payouts over 5 years on approximately 20% of these contracts. Universal life products comprise approximately 22% of total deposit contracts. Of the total universal life product deposit contracts, 80% are business owned life insurance (BOLI) policies which have expected maturities of 20 to 25 years at issuance with surrender charges varying according to policy type. As a result of the downgrade in SAFECO's ratings, Life & Investments new BOLI deposits declined to $120.0 in 2001 compared to $710.0 and $705.0 in 2000 and 1999, respectively. The guaranteed investment contracts within the retirement services area comprise the remaining 3% of total deposit contracts.

The high level of proceeds from the maturity of fixed maturities in all three years was due primarily to the high number of calls of fixed maturities and prepayments of mortgage-backed securities. These calls and prepayments were primarily due to the lower interest rate environment during the past three years and issuer-driven actions. The high level of purchase and sale activity related to fixed maturities available-for-sale in 2000 and 1999 was due in part to shifting a portion of Property & Casualty's bond holdings from tax-exempt to taxable bonds. The reason for this shift was to maximize the portfolio's after-tax return in view of the higher level of underwriting losses in 2000 and 1999 and the resulting alternative minimum tax. The high level of proceeds from equity securities in 2000 is mainly due to approximately $300.0 of planned equity securities sales out of Property & Casualty's investment portfolio in the third quarter. The proceeds from these equity securities sales were reinvested in taxable fixed-income securities. These sales resulted in increased realized gains from equity securities in 2000 compared with 1999. Additional information on realized gains can be found in Note 2 of the Notes to Consolidated Financial Statements.

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

The Corporation has a five-year bank credit facility available for $800.0 that was originated in 1997 and extends to September 2002. This facility is available for general corporate purposes and as a back up to the Corporation's commercial paper program. The Corporation plans to renew the bank credit facility when it expires in September 2002. Based on the current financial position and expectations, SAFECO believes it will be able to renew this facility. In 2002, the Corporation plans to roll over its $299.0 of commercial paper borrowings outstanding at December 31, 2001.

As part of its capital management strategy, the Corporation periodically repurchases its common stock through open market and negotiated purchases, when given appropriate market conditions and liquidity availability. In February 2000 the Corporation's Board of Directors approved the repurchase of 3.0 shares of common stock. Previous repurchase authorizations were in May 1999 for a total of
8.0 shares and in August 1998 for a total of $200.0. For the year ended December 31, 2001, the Corporation did not repurchase a material number or dollar amount of shares. For the year ended December 31, 2000, the Corporation repurchased 1.3 shares at a total cost of $30.3 for an average share price of $22.54. For the year ended December 31, 1999, the Corporation repurchased 7.5 shares at a total cost of $302.1 for an average share price of $40.14. Repurchases combined for 2001, 2000 and 1999 totaled approximately 7% of the Corporation's outstanding common shares at the beginning of 1999. The Corporation received additional dividends from its insurance subsidiaries to fund these stock repurchases. Approximately 2.7 shares remain available for repurchase under the February 2000 authorization. SAFECO does not anticipate that it will repurchase any material amount of its common stock in 2002.

Ratings

The claims-paying abilities of insurers are rated to provide both insurance consumers and industry participants with comparative information on specific insurance companies. Claims-paying ratings are important for the marketing of certain insurance products, e.g., structured settlement annuities, business owned life insurance. Higher ratings generally indicate greater financial strength and a stronger ability to pay claims. Ratings focus on factors such as results of operations, capital resources, debt-to-capital ratio, demonstrated management expertise in the insurance business, marketing, investment operations, minimum policyholders' surplus requirements and capital sufficiency to meet projected growth, as well as access to such traditional capital as may be necessary to continue to meet standards for capital adequacy.

Due primarily to Property & Casualty`s continued poor underwriting results, SAFECO's claims-paying and corporate credit ratings have been lowered in recent years, most recently in the first half of 2001. As of December 31, 2001, A.M. Best maintains a negative outlook on Property & Casualty's financial strength rating and the Corporation's debt rating. All other rating agency ratings are stable. Lower operating results combined with increased operating leverage in Property & Casualty contributed to lower debt service coverage for the Corporation. Although overall interest expense for the Corporation has decreased due to the general market decline in short term borrowing rates in 2001, SAFECO's relative interest rates on short term borrowing are higher due to the ratings downgrades. SAFECO believes its financial position is sound and has action plans in place to improve Property & Casualty results. It is, however, possible that further negative ratings actions may occur. Lower ratings have significantly affected Life & Investments ability to sell income annuities and business owned life insurance products. If ratings are further lowered, SAFECO may incur higher borrowing costs, may have more limited means to access capital, and may have additional difficulties marketing certain of its insurance products that are dependent upon ratings being at or above a particular level of risk.

The following table summarizes SAFECO's current ratings:

                                                                           Standard
                                             A.M. Best   Fitch   Moody's   & Poor's
------------------------------------------------------------------------------------
SAFECO Corporation

   Senior Debt                                    bbb+      A-      Baa1       BBB+
   Capital Securities                              bbb    BBB+      baa1       BBB-
   Commercial Paper                                 --     F-2       P-2        A-2

Financial Strength/Claims-Paying Ability
   Property & Casualty Subsidiaries                  A     AA-        A1         A+
   Life Subsidiaries                                 A     AA-        A1         A+
------------------------------------------------------------------------------------

Regulatory Issues

SAFECO is not aware of any recently passed or current recommendations by regulatory authorities which have or would have, if passed, a material effect on its liquidity, capital resources or results of operations.

Limitations or prohibitions on the use of insurance scoring, which is partially based on personal credit information, could adversely affect Property & Casualty's business plans, depending on the specifics of any such limitation or prohibition.

Those states in which SAFECO's insurance subsidiaries are domiciled or deemed to be commercially domiciled limit the amount of dividend payments that can be made by those subsidiaries without prior regulatory approval. These limitations are not anticipated to keep the insurance subsidiaries from paying dividends to the Corporation in 2002 in amounts sufficient to fund its shareholder dividends and service debt. Based on the statutory limits as of December 31, 2001, the Corporation is able to receive approximately $470.0 in dividends from its subsidiaries in 2002 without obtaining prior regulatory approval.

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

Effective January 1, 2001, the Corporation's insurance subsidiaries adopted the NAIC's revised Accounting Practices and Procedures Manual and the domiciliary states of the Corporation's insurance subsidiaries have adopted the provisions of the revised manual. The revised manual has changed, to some extent, prescribed statutory accounting practices and resulted in changes to the accounting practices that the Corporation's insurance subsidiaries use to prepare their statutory-basis financial statements. Upon adoption, SAFECO's property and casualty insurance companies' statutory surplus increased by $207.4 and the life insurance companies by $45.3. Nearly all of the increase in the amounts of statutory surplus relates to the recording of a deferred tax asset that was not recorded in the statutory basis financial statements under the prior statutory accounting guidance.

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

INVESTMENT SUMMARY

Net Investment Income

SAFECO's consolidated pretax investment income increased to $1,649.3 during 2001 from $1,633.5 and $1,588.3 in 2000 and 1999, respectively. Substantially all of this investment income is produced by the investment portfolios of Property & Casualty and Life & Investments. The net investment income (loss) detail is presented below:

                                             Net Pretax Investment Income (Loss)
                                             -----------------------------------
YEAR ENDED DECEMBER 31                           2001         2000         1999
--------------------------------------------------------------------------------
Property & Casualty                          $  457.7     $  460.5     $  462.3
Life & Investments                            1,180.3      1,181.5      1,123.2
Corporate                                        11.3         (8.5)         2.8
                                             -----------------------------------
Total                                        $1,649.3     $1,633.5     $1,588.3
================================================================================

                                               Pretax Investment Income Yields
                                               -------------------------------
YEAR ENDED DECEMBER 31                            2001      2000       1999
------------------------------------------------------------------------------
Property & Casualty                               6.3%      6.4%       6.2%
Life & Investments                                7.5%      7.7%       7.7%
------------------------------------------------------------------------------

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

Realized Investment Gains

Consolidated pretax realized gains from security investments totaled $93.0, $139.5, and $82.6 in 2001, 2000 and 1999, respectively. The increase in realized gains in 2000 is mainly due to realized gains on approximately $300.0 of planned equity securities sales out of Property & Casualty's investment portfolio during the third quarter 2000. The proceeds from these equity securities sales were reinvested in taxable fixed-income securities. Additional information on realized gains can be found in Note 2 of the Notes to Consolidated Financial Statements.


Consolidated realized gains from security investments are recorded net of losses on the sale or write-down of investments. Each investment that has declined in fair value below cost is monitored closely and if the decline is judged to be other than temporary, the security is written down to fair value. In determining whether a decline in the fair value of a security below cost is other than temporary, SAFECO considers the relevant facts and circumstances related to the security. These include: (1) the length of time and the extent to which the fair value has been less than cost; (2) the financial condition and near-term prospects of the issuer, including any specific events that influence the operations of the issuer or that affect its future earnings potential; and (3) SAFECO's intent and ability to retain the investment for a period of time sufficient to allow for a recovery in value. Determining what constitutes an other than temporary decline involves significant judgment. Declines in fair value below cost not considered other than temporary in the current period could be considered other than temporary in a future period and reduce earnings to the extent of the write-down. As of December 31, 2001 unrealized losses on securities that were in an unrealized loss position for longer than a year amounted to $11 for equity securities and $226 for fixed maturity securities. SAFECO continues to monitor these securities as part of its overall portfolio evaluation and if an unrealized loss is determined to be other than temporary, the loss would be recognized in the current period.

The amounts of investment write-downs were $126.8, $35.7 and $0.6 in 2001, 2000 and 1999, respectively. In 2001, the write-downs amounted to $36.2, $66.5 and $24.1 for Property & Casualty, Life & Investments and Corporate, respectively. Nearly all of these write-downs for Property & Casualty and Life & Investments in 2001 and 2000 were on fixed maturities. The write-down of $24.1 for Corporate related to an equity security whose decline in fair value was other than temporary. The increases in write-downs in 2001 and 2000 were due to credit deterioration and corporate failures of several fixed-maturity issuers, particularly in the retail, auto parts supply, and telecommunications sectors. Included in the 2001 write-downs of $126.8 is $12.1 for investments in Enron, which filed for bankruptcy in the fourth quarter of 2001. The total amount of gross unrealized loss on fixed maturity and equity securities at December 31, 2001 was $409.9 and is detailed by investment category in Note 2 on page FS-14. Additional write-downs are possible in 2002 due to the continued weak economy, however, the timing and amount of any write-downs is not currently estimable.

The total sales proceeds at fair value from fixed maturities and equities sold at a loss in 2001 was $501.0. The related total realized loss on these sales was $56.1. In accordance with the investment impairment process described above, SAFECO considers its intent and ability to retain investments for a period of time sufficient to allow for a market value recovery. However, intent to hold is frequently reassessed due to the financial market fluctuations and the financial condition and near term prospects of the issuer. SAFECO's sales activity in 2001 represented a change in SAFECO's intent due to actual or expected deterioration in the issuer's credit and SAFECO's decisions to lessen exposure to a particular issuer or industry.

The following table discloses the maturity ranges of the holdings of fixed maturity securities as of December 31, 2001 that were in an unrealized loss position.

                                            Cost or
                                          Amortized           Fair
DECEMBER 31, 2001                              Cost          Value
-----------------                         ---------          -----
One Year or Less                          $   31.9         $   29.9
Over One Year Through Five Years             882.3            826.6
Over Five Years Through Ten Years            743.3            698.5
Over Ten Years                             3,225.2          3,001.7
Mortgage-Backed Securities                   797.6            771.8
                                          --------         --------
Total Fixed Maturities                    $5,680.3         $5,328.5
                                          ========         ========


Investment Portfolio

The table below summarizes SAFECO's consolidated securities investment portfolio at December 31, 2001. The fair value recorded amount exceeded the cost or amortized cost on fixed maturities and equity securities by $1.4 billion at December 31, 2001.

                                                           Cost or
                                                         Amortized        Fair
DECEMBER 31, 2001                                             Cost       Value
------------------------------------------------------------------------------
PROPERTY & CASUALTY

   Fixed Maturities - Taxable                            $ 3,673.5   $ 3,792.9
   Fixed Maturities - Non-taxable                          2,500.8     2,727.2
   Equity Securities                                         850.2     1,482.6
   Short-Term Investments                                    354.0       354.0

LIFE & INVESTMENTS
   Fixed Maturities - Taxable                             14,460.8    14,877.8
   Equity Securities                                          62.9        67.8
   Short-Term Investments                                    262.4       262.4

CORPORATE
   Fixed Maturities - Taxable                                 42.0        46.2
   Equity Securities                                          27.4        46.0
   Short-Term Investments                                     56.5        56.5
                                                         ---------------------
Total                                                    $22,290.5   $23,713.4
==============================================================================

Property & Casualty's investment portfolio totaled $8.5 billion at estimated fair value at December 31, 2001, compared with $8.3 billion at December 31, 2000. The investment philosophy for Property & Casualty's portfolio is to emphasize investment yield without sacrificing investment quality, and to provide for liquidity and diversification. Fixed maturities securities comprised 77% of this portfolio while equity securities comprised 18%.

Property & Casualty's fixed maturities portfolio, which totaled $6.5 billion at estimated fair value at December 31, 2001, is currently comprised of 42% tax-exempt and 58% taxable investments compared with 46% tax-exempt and 54% taxable at December 31, 2000. Property & Casualty has been investing new money primarily in taxable bonds and shifting holdings from tax-exempts to taxables to maximize the portfolio's after-tax return in view of the higher level of underwriting losses in 2001 and 2000, and the resulting alternative minimum tax. The effective tax rate on investment income was 22%, 21% and 16% in 2001, 2000 and 1999, respectively, reflecting the shift to a higher level of taxable bond holdings.

The quality of Property & Casualty's fixed maturities portfolio is detailed in the following table:

                                                               Percent at
RATING                                                  December 31, 2001
----------------------------------------------------------------------------
AAA                                                                    50%
AA                                                                     17
A                                                                      19
BBB                                                                    11
BB or lower                                                             3
                                                                ------------
Total                                                                 100%
============================================================================

Life & Investments' portfolio totaled $16.3 billion at fair value at December 31, 2001 compared with $15.6 billion at December 31, 2000. Fixed maturities securities, all of which are taxable, comprised 91% of this investment portfolio at December 31, 2001. The investment philosophy for this portfolio is to emphasize investment yield without sacrificing investment quality, and to provide for liquidity and diversification. Life & Investments also matches the projected cash inflows of this portfolio with the projected cash outflows of the liabilities of the various product lines within the Life & Investments operations. Effective October 1, 2000, the entire held-to-maturity fixed maturities investment portfolio, with a fair value of $2.8 billion, was reclassified to available-for-sale. This reclassification was made to provide additional investment flexibility in managing the bond portfolio and resulted in an increase in other comprehensive income of $41.0 in the fourth quarter of 2000. All of SAFECO's fixed maturities securities are now carried at fair value.

The quality of Life & Investments' fixed maturities portfolio is detailed in the following table:

                                                              Percent at
RATING                                                 December 31, 2001
---------------------------------------------------------------------------
AAA                                                                    33%
AA                                                                     10
A                                                                      26
BBB                                                                    27
BB or lower                                                             4
                                                               ------------
Total                                                                 100%
===========================================================================


This portfolio contains $643.1 at fair value of securities rated below investment-grade quality. These securities represent approximately 4% of the total $16.3 billion Life & Investments portfolio at fair value at December 31, 2001. On a consolidated basis, below investment-grade securities with a fair value of $790.8 were held at December 31, 2001. The related amortized cost amount is $858.9 or 109% of the fair value. The gross unrealized loss was $87.7, gross unrealized gain $19.6, and net unrealized loss $68.1. These securities represented approximately 4% of total consolidated securities investments at fair value at December 31, 2001. As discussed above, investment write-downs impacting income have and may continue to occur on these below investment grade securities.

SAFECO's investment portfolio includes approximately $420.0 of fixed maturities at December 31, 2001 that are not publicly traded and/or non-rated. This represents approximately 2% of total fixed maturity investments. The gross dollar amount of unrealized loss (fair value less amortized cost) on these securities totaled approximately $6.0 at December 31, 2001. The gross dollar amount of unrealized gain was approximately $35.0. Fair values for these securities have been estimated using quoted market prices of comparable instruments based on industry sector, credit quality and maturity and/or internally prepared valuations using third party modeling tools, which also typically use comparable-instrument pricing techniques based on industry sector, credit quality and maturity. For non-rated fixed maturity securities, ratings are internally prepared based on externally-rated securities with comparable credit quality and in similar industry sectors.

SAFECO's investment portfolio included less than $20 of equity securities that were not publicly traded at December 31, 2001.


SAFECO's consolidated investment in mortgage-backed securities of $4.8 billion at fair value at December 31, 2001, consists mainly of residential collateralized mortgage obligations (CMOs), pass-throughs and commercial loan-backed mortgage obligations (CMBS). Life & Investments portfolio holds 82% while Property & Casualty holds 18% of these securities. Approximately 87% of the mortgage-backed securities are government/agency-backed or AAA rated at December 31, 2001. SAFECO has intentionally limited its investment in riskier, more volatile CMOs and CMBS (e.g., principal only, inverse floaters, etc.) to less than 1% of total mortgage-backed securities at December 31, 2001.

The table below summarizes SAFECO's consolidated holdings of mortgage-backed securities at December 31, 2001:

                                                                       Carrying Value
                                                        Amortized    -------------------
DECEMBER 31, 2001                                            Cost      Amount    Percent
-----------------------------------------------------------------------------------------
RESIDENTIAL

Planned and Targeted Amortization Class,
  and Sequential Pay CMOs                                $1,790.9    $1,843.5       38.8%
Accrual Coupon (Z-Tranche) CMOs                             626.1       687.5       14.4
Floating Rate CMOs                                           79.1        82.5        1.7
Companion/Support, Principal Only, Inverse Floater CMOs      22.5        23.7        0.5
Residential Mortgage-Backed Pass-Throughs (Non-CMOs)        309.8       321.3        6.7
                                                         --------------------------------
Subtotal                                                  2,828.4     2,958.5       62.1
                                                         --------------------------------
SECURITIZED COMMERCIAL REAL ESTATE

Government/Agency-Backed                                    414.8       428.7        9.0
CMOs and Pass-Throughs (Non-agency)                       1,049.6     1,079.9       22.7
                                                         --------------------------------
Subtotal                                                  1,464.4     1,508.6       31.7
                                                         --------------------------------
Other CMO's - Asset Backed Securities (Non-Real Estate)     289.5       293.0        6.2
                                                         --------------------------------
Total Mortgaged-Backed Securities                        $4,582.3    $4,760.1      100.0%
=========================================================================================

The quality rating of SAFECO's mortgage-backed security portfolio is shown in the following table:

                                                                  Percent at
RATING                                                     December 31, 2001
--------------------------------------------------------------------------------
Government/Agency Backed                                                  49%
AAA                                                                       38
AA                                                                         7
A                                                                          3
BBB                                                                        3
BB or Lower                                                               --
                                                                      ----------
Total                                                                    100%
================================================================================

SAFECO's consolidated investment portfolio also included $924.2 of mortgage loan investments at December 31, 2001, representing approximately 4% of total investments. The collateral value of the mortgage portfolio was approximately $1.6 billion at December 31, 2001 making the loan-to-value on the mortgage portfolio less than 60%. Historically the mortgage portfolio has performed well and the loan charge-off rate has been very low on this portfolio over the past three years (see additional information about the allowance for mortgage loans in Note 2 of the Notes to Consolidated Financial Statements). The majority of these loans are held by Life & Investments and are secured by first mortgage liens on completed, income-producing commercial real estate, primarily in the retail, industrial and office building sectors. The majority of the properties are located in the western United States, with approximately 69% of the total in the states of Washington (32%), Oregon (11%) and California (26%). Individual loans generally do not exceed $10. Less than 1% of the loans were non-performing at both December 31, 2001 and 2000. The allowance for mortgage loan losses was $10.5 and $10.8 at December 31, 2001 and 2000, respectively.

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

FORWARD-LOOKING INFORMATION IS SUBJECT TO RISK AND UNCERTAINTY

Statements made in this report that relate to anticipated financial performance, business prospects and plans, regulatory developments and similar matters are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Statements in this report that are not historical information are forward-looking. The operations, performance and development of SAFECO's business are subject to certain risks and uncertainties which may cause actual results to differ materially from those contained in or suggested by the forward-looking statements in this report. The risks and uncertainties include:

- The ability to obtain rate increases and non-renew underpriced insurance accounts;

-   Achievement of premium targets and profitability;

-   Realization of growth and business retention estimates;

-   Decrease in large-commercial premium volume;

-   Achievement of expense savings from consolidation of commercial operations;

-   Achievement of overall expense reduction goals;

- Success in implementing a new business entry model for personal and commercial lines;

- Success in obtaining regulatory approval of price tiered products and the use of insurance scores;

-   The ability to freely enter and exit lines of business;

-   Changes in the nature of the property and casualty book of business;

-   Driving patterns;

- The competitive pricing environment, initiatives by competitors and other changes in competition;

- Weather conditions, including the severity and frequency of storms, hurricanes, snowfalls, hail and winter conditions;

-   The occurrence of significant natural disasters, including earthquakes;

- The occurrence of significant disasters, such as the attack on September 11, 2001;

-   The occurrence of bankruptcies that result in losses under surety bonds;

-   The adequacy of loss reserves;

-   The availability, pricing and ability to collect reinsurance;

-   The ability to manage exposure to the Lloyd's of London underwriting market;

-   The ability to exclude and to reinsure the risk of loss from terrorism;

- Interpretation of insurance policy provisions by courts, court decisions regarding coverage and theories of liability, trends in litigation and changes in claims settlement practices;

-   The outcome of litigation against SAFECO;

- Legislative and regulatory developments affecting the actions of insurers, including requirements regarding rates and availability of coverage;

- Changes in tax laws and regulations that affect the favorable taxation of certain life insurance products or that decrease the usefulness of life insurance products for estate planning purposes;

-   Negative changes to SAFECO's rates by rating agencies;

- The effect of current insurance and credit ratings levels on business production;

- Inflationary pressures on medical care costs, auto parts and repair, construction costs and other economic sectors that increase the severity of claims;

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

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK DISCLOSURES FOR FINANCIAL INSTRUMENTS

The first two columns of the following table under each year show the financial statement carrying values and related current fair values of certain of SAFECO's financial instruments as of December 31, 2001 and 2000. The third column shows the effect on current fair values assuming a 100 basis point increase in market interest rates and a 10% decline in equity prices (sensitivity analysis).

                                                              2001                                      2000
                                             ----------------------------------------   ---------------------------------------
                                                                           Fair Value                                Fair Value
                                                            Fair Value    At Adjusted                 Fair Value    At Adjusted
                                                            At Current   Market Rates                 At Current   Market Rates
                                              Carrying          Market   (Sensitivity    Carrying         Market   (Sensitivity
DECEMBER 31                                      Value    Rates/Prices      Analysis)       Value   Rates/Prices      Analysis)
-------------------------------------------------------------------------------------------------------------------------------
(In Millions)

Interest Rate Risk
-------------------------------------------------------------------------------------------------------------------------------
FINANCIAL ASSETS
    Fixed Maturities
        Available-for-Sale                   $21,444.1       $21,444.1      $20,127.0   $20,830.2      $20,830.2      $19,331.0
    Mortgage Loans                               924.2           928.0          876.0       823.0          792.0          749.0
    Derivative Financial Instruments
        Interest Rate Swaps                       49.8            49.8           43.0          --            2.3            2.0
        Options/Futures                           11.9            11.9           12.0         0.4            0.4            0.5

FINANCIAL LIABILITIES
    Funds Held under Deposit
        Contracts                             14,624.2        14,314.0       13,711.0    14,085.7       13,977.0       13,457.0
    Commercial Paper                             299.0           299.0          299.0       349.8          349.8          349.8
    7.875% Notes Due 2003                        323.0           323.0          320.0       300.0          305.0          299.0
    7.875% Notes Due 2005                        200.0           207.0          204.0       200.0          203.0          196.0
    6.875% Notes Due 2007                        200.0           196.0          188.0       200.0          193.0          184.0
    Other Debt                                    74.6            76.0           76.0        80.7           80.0           80.0
    Derivative Financial Instruments
        Single Credit Default Swaps               10.4            10.4           10.0          --             --             --
        Interest Rate Swaps                       18.0            18.0            8.0          --            3.9            4.0
        Options/Futures                           47.1            47.1           47.0          --             --             --
    Capital Securities                           843.4           721.0          652.0       843.0          700.0          635.0

Equity Price Risk
-------------------------------------------------------------------------------------------------------------------------------
        Marketable Equity Securities           1,596.4         1,596.4        1,437.0     1,815.4        1,815.4        1,634.0
-------------------------------------------------------------------------------------------------------------------------------

Market risk means the potential loss from adverse changes in market prices and interest rates. In addition to market risk, SAFECO is exposed to other risks, including the credit risk related to its financial instruments and the underlying insurance risk related to its core business. The sensitivity analysis above summarizes only the exposure to market risk.

SAFECO manages its market risk by matching the projected cash inflows of assets with the projected cash outflows of liabilities of its investment and financial products (e.g., annuities, retirement services products). For all of its financial assets and liabilities, SAFECO seeks to maintain reasonable average durations, consistent with the maximization of income without sacrificing investment quality and providing for liquidity and diversification. SAFECO uses certain derivative financial instruments to increase its matching of cash flows. For example, interest rate swaps are used to convert debt liabilities with variable rates to fixed rates to better match the fixed-rate assets the debt supports. In addition, S&P 500 call option contracts and futures are purchased to hedge the liability of SAFECO Life's equity indexed annuity products.

The fair values at current market rates for financial instruments subject to interest rate risk in the preceding table are the same as those disclosed in
Note 3 of the Notes to Consolidated Financial Statements. The estimated fair values at the adjusted market rates (assuming a 100 basis point increase in market interest rates) are calculated using discounted cash flow analysis and duration modeling, where appropriate. The estimated values do not consider the effect that changing interest rates could have on prepayment activity (e.g., CMO's and annuities).

This sensitivity analysis provides only a limited, point-in-time view of the market risk sensitivity of certain of SAFECO's financial instruments. The actual impact of market interest rate and price changes on the financial instruments may differ significantly from those shown in the sensitivity analysis. The sensitivity analysis is further limited as it does not consider any actions SAFECO could take in response to actual and/or anticipated changes in interest rates and equity prices. As allowed under the guidance for these disclosures, certain financial instruments (e.g., lease receivables) are not required to be included in the sensitivity analysis. In addition, certain non-financial instruments (e.g., insurance liabilities and real estate) are excluded from the sensitivity analysis. Accordingly, any aggregation of the estimated fair value amounts or adjusted fair value amounts would not represent the underlying fair value of net equity.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and schedules listed in the Index to Financial Statements, Schedules and Exhibits on page FS-1 are filed as part of this report.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

SAFECO Corporation and Subsidiaries

PART III

The definitive proxy statement to be filed within 120 days after December 31, 2001, excluding the section Annual Report of the Compensation Committee on Executive Compensation, is incorporated herein by reference to fulfill the requirements of Items 10 - 13 below.

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(except for the portion of Item 10 relating to executive officers that appears in Part I - Executive Officers of the Registrant on Form 10-K).

ITEM 11 - EXECUTIVE COMPENSATION

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

SAFECO Corporation and Subsidiaries

PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) FINANCIAL STATEMENTS

(a)(2) FINANCIAL STATEMENT SCHEDULES

(a)(3) EXHIBITS

      The financial statements, financial statement schedules and exhibits listed in the Index to Financial Statements, Schedules and Exhibits on page FS-1 are filed as a part of this report.

(b) REPORTS ON FORM 8-K

The registrant filed the following 8-K's during the quarter ended December 31, 2001 and for the period up to the filing date of this Form 10-K.

Filing dated       Under                  Filing related to:
------------------------------------------------------------------------------------------
December 11, 2001  Item 5 (Other Items)   Announcement relating to expected
                                          losses from the Enron bankruptcy and continued
                                          difficulties in Homeowners line.

January 24, 2002   Item 5 (Other Items)   Announcement relating to the appointment of
                                          Christine B. Mead as Chief Financial Officer of
                                          SAFECO Corporation.

March 5, 2002      Item 5 (Other Items)   Announcement relating to SAFECO's acquisition of
                                          Swiss Re's medical excess-loss and group life
                                          insurance business.
------------------------------------------------------------------------------------------

                      THIS PAGE INTENTIONALLY LEFT BLANK.

SAFECO Corporation and Subsidiaries

MANAGEMENT'S REPORT

The management of SAFECO is responsible for the financial statements, related notes and all other information presented in this annual report. The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States appropriate in the circumstances and include amounts based on the best estimates and judgments of management.

In order to safeguard assets and to maintain the integrity and objectivity of data in these consolidated financial statements, SAFECO maintains a comprehensive system of internal accounting controls. These controls are supported by the careful selection and training of qualified personnel, by the appropriate division of duties and responsibilities and by written policies and procedures. In addition, an integral part of the comprehensive system of internal control is an effective internal audit department. SAFECO's Internal Audit Department systematically evaluates the adequacy and effectiveness of internal accounting controls and measures adherence to established policies and procedures.

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


/s/ MIKE MCGAVICK
---------------------------------
Mike McGavick
President and Chief Executive Officer

SAFECO Corporation and Subsidiaries

--------------------------------------------------------------------------------
INDEX TO FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS
--------------------------------------------------------------------------------


Description                                                                                           Page
----------------------------------------------------------------------------------------------------------
FINANCIAL STATEMENTS

Report of Independent Auditors                                                                        FS-2
Consolidated Statements of Income (Loss)                                                              FS-3
Consolidated Balance Sheets                                                                           FS-4
Consolidated Statements of Cash Flows                                                                 FS-6
Consolidated Statements of Cash Flows -                                                               FS-7
    Reconciliation of Net Income (Loss) to Net Cash Provided by Operating Activities
Consolidated Statements of Shareholders' Equity                                                       FS-8
Consolidated Statements of Comprehensive Income (Loss)                                                FS-8
Notes to Consolidated Financial Statements                                                            FS-9

Supplemental Consolidating Information (unaudited)
    Statements of Income (Loss) (unaudited)                                                          FS-39
    Balance Sheets (unaudited)                                                                       FS-40
    Statements of Cash Flows (unaudited)                                                             FS-42
    Statements of Cash Flows -
      Reconciliation of Net Income (Loss) to Net Cash Provided by Operating Activities
      (unaudited)                                                                                    FS-43

FINANCIAL STATEMENT SCHEDULES

I   Summary of Investments Other Than Investments in Related Parties                                   S-1
II  Condensed Financial Information of Registrant
      Statements of Income (Loss)                                                                      S-2
      Balance Sheets                                                                                   S-3
      Statements of Cash Flows                                                                         S-4
      Statements of Cash Flows -
         Reconciliation of Net Income (Loss) to Net Cash Provided by Operating Activities              S-5
III Supplemental Insurance Information                                                                 S-6
IV  Reinsurance                                                                                       S-12
VI  Supplemental Information Concerning Property & Casualty Insurance Operations                      S-13

EXHIBITS

Index to Exhibits                                                                                      E-1
12  Computation of Ratio of Earnings (Loss) to Fixed Charges                                           E-2
SIGNATURES
----------------------------------------------------------------------------------------------------------

Schedules other than those listed above are omitted because they are not applicable or the information is otherwise contained in the Consolidated Financial Statements.

SAFECO Corporation and Subsidiaries

--------------------------------------------------------------------------------
REPORT OF ERNST & YOUNG LLP                                 Independent Auditors
--------------------------------------------------------------------------------

BOARD OF DIRECTORS AND SHAREHOLDERS OF SAFECO CORPORATION:

We have audited the accompanying consolidated balance sheets of SAFECO Corporation and its subsidiaries (the Corporation) as of December 31, 2001 and 2000, and the related consolidated statements of income (loss), comprehensive income (loss), shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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


                                       /s/  ERNEST & YOUNG LLP

Seattle, Washington
February 8, 2002

SAFECO Corporation and Subsidiaries

--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
--------------------------------------------------------------------------------

YEAR ENDED DECEMBER 31                                                     2001         2000         1999
                                                                      ---------     --------     --------
(In Millions Except Per Share Amounts)

REVENUES

Insurance
    Property & Casualty Earned Premiums                               $ 4,472.8     $4,563.4     $4,382.9
    Life & Investments Premiums and Other Revenues                        637.0        618.2        473.9
                                                                      ---------     --------     --------
Total                                                                   5,109.8      5,181.6      4,856.8
Other                                                                      10.4         20.5         39.2
Net Investment Income (Note 2)                                          1,649.3      1,633.5      1,588.3
Realized Investment Gain (Note 2)                                          93.0        139.5        117.7
                                                                      ---------     --------     --------
Total                                                                   6,862.5      6,975.1      6,602.0
                                                                      ---------     --------     --------
EXPENSES

Losses, Loss Adjustment Expenses and Policy Benefits (Note 4)           5,199.1      4,987.6      4,504.0
Commissions                                                               818.2        794.9        796.4
Personnel Costs                                                           496.4        484.8        448.0
Interest                                                                   65.7         73.2         70.6
Goodwill and Intangibles Amortization                                      26.7         60.5         55.8
Other                                                                     446.7        435.9        444.3
Amortization of Deferred Policy Acquisition Costs                         824.5        834.2        840.1
Deferral of Policy Acquisition Costs                                     (859.9)      (835.4)      (866.8)
Write-off of Goodwill (Note 1)                                          1,214.1          --           --
Restructuring Charges (Note 12)                                            44.3          --           --
                                                                      ---------     --------     --------
Total                                                                   8,275.8      6,835.7      6,292.4
                                                                      ---------     --------     --------
Income (Loss) from Continuing Operations Before Income Taxes           (1,413.3)       139.4        309.6
                                                                      ---------     --------     --------
Provision (Benefit) for Income Taxes (Note 6)
    Current                                                                (7.6)        39.6         67.1
    Deferred                                                             (405.2)       (46.9)       (40.0)
                                                                      ---------     --------     --------
Total                                                                    (412.8)        (7.3)        27.1
                                                                      ---------     --------     --------
Income (Loss) from Continuing Operations before Distributions
    on Capital Securities                                              (1,000.5)       146.7        282.5
Distributions on Capital Securities, Net of Tax (Note 7)                  (44.8)       (44.8)       (44.8)
                                                                      ---------     --------     --------
Income (Loss) from Continuing Operations                               (1,045.3)       101.9        237.7
                                                                      ---------     --------     --------
Income from Discontinued Credit Operations, Net of Tax (Note 11)            4.2         12.7         14.5
Gain from Sale of Credit Operations, Net of Tax (Note 11)                  54.0          --           --
                                                                      ---------     --------     --------
Total Income from Discontinued Operations                                  58.2         12.7         14.5
                                                                      ---------     --------     --------
Income (Loss) before Cumulative Effect of Change
     in Accounting Principle                                             (987.1)       114.6        252.2
Cumulative Effect of Change in Accounting Principle,
     Net of Tax (Notes 1 and 3)                                            (2.1)         --           --
                                                                      ---------     --------     --------
Net Income (Loss)                                                     $  (989.2)    $  114.6     $  252.2
                                                                      =========     ========     ========

INCOME (LOSS) PER SHARE OF COMMON STOCK
Income (Loss) from Continuing Operations                              $   (8.18)    $   0.80     $   1.79
Income from Discontinued Operations                                        0.45         0.10         0.11
Cumulative Effect of Change in Accounting Principle                       (0.02)         --           --
                                                                      ---------     --------     --------
Net Income (Loss) Per Share of Common Stock - Diluted & Basic         $   (7.75)    $   0.90     $   1.90
                                                                      ==========    =========    =========

See notes to consolidated financial statements.

SAFECO Corporation and Subsidiaries

--------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

DECEMBER 31                                                                              2001         2000
                                                                                   ----------    ---------
(In Millions)
ASSETS

Investments (Note 2)

    Fixed Maturities Available-for-Sale, at Fair Value
      (Cost or amortized cost: $20,677.1; $20,388.1)                               $ 21,444.1    $20,830.2
    Marketable Equity Securities, at Fair Value
      (Cost: $940.5; $875.9)                                                          1,596.4      1,815.4
    Mortgage Loans                                                                      924.2        823.0
    Other Investment Assets                                                             236.9        160.3
    Short-Term Investments                                                              672.9        182.3
                                                                                   ----------    ---------
Total Investments                                                                    24,874.5     23,811.2

Cash                                                                                    269.3        186.3
Accrued Investment Income                                                               323.8        327.8
Premiums and Service Fees Receivable                                                    973.0      1,063.0
Other Notes and Accounts Receivable                                                     163.4         37.6
Deferred Income Tax Recoverable (Note 6)                                                319.0           --
Reinsurance Recoverables (Note 5)                                                       523.2        461.7
Deferred Policy Acquisition Costs                                                       626.8        605.4
Land, Buildings and Equipment for Company Use
    (At cost less accumulated depreciation: $285.0; $241.5)                             552.0        440.1
Goodwill and Intangibles (Note 1)
    (Accumulated amortization: $57.6; $202.8)                                            95.0      1,307.4
Other Assets                                                                            164.4        260.9
Net Assets of Discontinued Credit Operations (Note 11)                                    --         481.2
Separate Account Assets                                                               1,208.1      1,275.1
                                                                                   ----------    ---------
Total Assets                                                                       $ 30,092.5    $30,257.7
                                                                                   ==========    =========

See notes to consolidated financial statements.

SAFECO Corporation and Subsidiaries

--------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

DECEMBER 31                                                                              2001         2000
-----------                                                                        ----------    ---------
(In Millions)
LIABILITIES AND SHAREHOLDERS' EQUITY
Losses and Loss Adjustment Expenses (Note 4)                                       $  5,118.4    $ 4,686.9
Life Policy Liabilities                                                                 327.1        342.1
Unearned Premiums                                                                     1,782.2      1,836.5
Funds Held Under Deposit Contracts                                                   14,624.2     14,085.7
Debt (Note 7)
    Commercial Paper                                                                    299.0        349.8
    7.875% Medium-Term Notes Due 2003                                                   323.0        300.0
    7.875% Notes Due 2005                                                               200.0        200.0
    6.875% Notes Due 2007                                                               200.0        200.0
    Other                                                                                74.6         80.7
Other Liabilities                                                                     1,423.0      1,269.1
Income Taxes (Note 6)
    Current                                                                              34.9         25.8
    Deferred                                                                               --         67.2
Separate Account Liabilities                                                          1,208.1      1,275.1
                                                                                   ----------    ---------
Total Liabilities                                                                    25,614.5     24,718.9
                                                                                   ----------    ---------

Commitments and Contingencies (Note 10)                                                    --           --

Corporation-Obligated, Mandatorily Redeemable Capital Securities of Subsidiary
Trust Holding Solely Junior Subordinated Debentures of the Corporation
(Capital Securities) (Note 7)                                                           843.4        843.0
                                                                                   ----------    ---------

Preferred Stock, No Par value
    Shares Authorized: 10
    Shares Issued and Outstanding: None                                                    --           --
Common Stock, No Par Value (Note 9)
    Shares Authorized: 300
    Shares Reserved for Option: 6.4; 7.1
    Shares Issued and Outstanding: 127.7; 127.6                                         841.9        834.5
Retained Earnings (Note 13)                                                           1,875.9      2,966.4
Accumulated Other Comprehensive Income, Net of Tax                                      916.8        894.9
                                                                                   ----------    ---------
Total Shareholders' Equity                                                            3,634.6      4,695.8
                                                                                   ----------    ---------
Total Liabilities and Shareholders' Equity                                          $30,092.5    $30,257.7
                                                                                    =========    =========

See notes to consolidated financial statements.

SAFECO Corporation and Subsidiaries

--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------


YEAR ENDED DECEMBER 31                                                      2001         2000         1999
                                                                      ----------    ---------    ---------
(In Millions)
OPERATING ACTIVITIES
Insurance Premiums Received                                           $  4,873.8    $ 4,890.2    $ 4,636.8
Dividends and Interest Received                                          1,547.1      1,584.5      1,479.5
Other Operating Receipts                                                   190.2        190.7        212.9
Insurance Claims and Policy Benefits Paid                               (4,074.5)    (4,156.5)    (3,706.2)
Underwriting, Acquisition and Insurance Operating Costs Paid            (1,751.1)    (1,652.8)    (1,604.8)
Interest Paid and Distributions on Capital Securities                     (127.1)      (139.1)      (147.1)
Other Operating Costs Paid                                                 (88.3)      (104.6)      (113.5)
Income Taxes Refunded (Paid)                                               (41.3)         6.9        (39.6)
                                                                      ----------    ---------    ---------
Net Cash Provided by Operating Activities                                  528.8        619.3        718.0
                                                                      ----------    ---------    ---------

INVESTING ACTIVITIES
Purchases of
    Fixed Maturities Available-for-Sale                                 (3,988.5)    (3,604.0)    (5,422.1)
    Fixed Maturities Held-to-Maturity                                         --         (2.2)        (0.9)
    Equities                                                              (364.6)      (372.6)      (231.9)
    Other Investment Assets                                               (301.2)      (362.0)      (460.6)
Maturities of Fixed Maturities Available-for-Sale                        1,443.7        972.2      1,174.0
Maturities of Fixed Maturities Held-to-Maturity                               --          8.7         13.3
Sales of
    Fixed Maturities Available-for-Sale                                  2,418.0      2,265.4      3,715.4
    Fixed Maturities Held-to-Maturity (Note 2)                                --          0.1          6.3
    Equities                                                               437.6        661.7        298.1
    Other Investment Assets                                                257.6        412.2        830.5
Net Decrease (Increase) in Short-Term Investments                         (436.1)       281.4       (163.7)
Proceeds from Sale of Credit Operations                                    250.0           --           --
Other                                                                      (75.5)       (79.7)       (85.3)
                                                                      ----------    ---------    ---------
Net Cash Provided by (Used in) Investing Activities                       (359.0)       181.2       (326.9)
                                                                      ----------    ---------    ---------

FINANCING ACTIVITIES
Funds Received Under Deposit Contracts                                   1,051.1      1,266.0      1,849.5
Return of Funds Held under Deposit Contracts                            (1,301.1)    (1,603.1)    (1,077.3)
Proceeds from Notes and Mortgage Borrowings                                   --        300.0           --
Repayment of Notes and Mortgage Borrowings                                  (6.2)        (6.0)      (138.1)
Repayment of Short-Term Borrowings                                         (46.6)      (153.2)      (252.8)
Common Stock Reacquired                                                     (8.1)       (30.4)      (303.2)
Dividends Paid to Shareholders                                            (118.1)      (189.4)      (192.2)
Other                                                                       14.0         (5.0)       (64.7)
                                                                      ----------    ---------    ---------
Net Cash Used in Financing Activities                                     (415.0)      (421.1)      (178.8)
                                                                      ----------    ---------    ---------

Cash Provided by (Used In) Discontinued Credit Operations                  328.2       (296.2)      (179.5)
                                                                      ----------    ---------    ---------

Net increase in Cash                                                        83.0         83.2         32.8

Cash at Beginning of Year                                                  186.3        103.1         70.3
                                                                      ----------    ---------    ---------
Cash at End of Year                                                   $    269.3    $   186.3    $   103.1
                                                                      ==========    =========    =========


See notes to consolidated financial statements.

SAFECO Corporation and Subsidiaries

--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS -
RECONCILIATION OF NET INCOME (LOSS) TO NET CASH PROVIDED BY OPERATING ACTIVITIES
--------------------------------------------------------------------------------

YEAR ENDED DECEMBER 31                                                     2001          2000         1999
                                                                      ----------    ---------    ---------
(In Millions)
Net Income (Loss)                                                     $   (989.2)   $   114.6    $   252.2
                                                                      ----------    ---------    ---------

ADJUSTMENTS TO RECONCILE NET INCOME (LOSS)
    TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Income from Discontinued Credit Operations, Net of Tax                      (4.2)       (12.7)       (14.5)
Cumulative Effect of Change in Accounting Principle, Net of Tax              2.1           --           --
Gain from Sale of Credit Operations, Net of Tax                            (54.0)          --           --
Realized Investment Gain                                                   (93.0)      (139.5)      (117.7)
Amortization and Depreciation                                               87.1        123.6        128.2
Amortization of Fixed Maturity Investments                                 (62.0)       (41.6)       (46.3)
Deferred Income Tax Benefit                                               (405.2)       (46.9)       (40.0)
Interest Expense on Deposit Contracts                                      732.0        485.4        583.3
Write-off of Goodwill                                                    1,214.1           --           --
Other Adjustments                                                          (79.9)        (5.5)        (5.3)
Changes in
    Losses and Loss Adjustment Expenses                                    431.5        270.5        153.7
    Life Policy Liabilities                                                (15.0)        60.6          4.7
    Unearned Premiums                                                      (54.3)       (16.6)       102.2
    Accrued Income Taxes                                                     9.1         22.5          0.6
    Accrued Interest on Accrual Bonds                                      (42.8)       (45.9)       (45.4)
    Accrued Investment Income                                                4.0         (3.7)        (5.7)
    Deferred Policy Acquisition Costs                                      (21.4)        (6.6)       (28.9)
    Other Assets and Liabilities                                          (130.1)      (138.9)      (203.1)
                                                                      ----------    ---------    ---------
Total Adjustments                                                        1,518.0        504.7        465.8
                                                                      ----------    ---------    ---------

Net Cash Provided by Operating Activities                             $    528.8    $   619.3    $   718.0
                                                                      ==========    =========    =========

There were no significant non-cash financing or investing activities for the years ended December 31, 2001, 2000 and 1999.

See notes to consolidated financial statements.

SAFECO Corporation and Subsidiaries

--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------

DECEMBER 31                                                                 2001         2000         1999
-----------                                                           ----------    ---------    ---------
(In Millions Except Share Amounts)
COMMON STOCK (NOTE 9)
Balance at Beginning of Year                                          $    834.5    $   841.7    $   885.0
Stock Issued for Options and Rights                                          8.6          1.5          5.2
Common Stock Reacquired                                                     (1.7)        (8.8)       (49.1)
Other                                                                        0.5          0.1          0.6
                                                                      ----------    ---------    ---------
Balance at End of Year                                                     841.9        834.5        841.7
                                                                      ----------    ---------    ---------

RETAINED EARNINGS (NOTE 13)
Balance at Beginning of Year                                             2,966.4      3,062.7      3,257.2
Net Income (Loss)                                                         (989.2)       114.6        252.2
Amortization of Underwriting Compensation on Capital Securities             (0.4)        (0.4)        (0.4)
Dividends Declared                                                         (94.5)      (188.9)      (192.2)
Common Stock Reacquired                                                     (6.4)       (21.6)      (254.1)
                                                                      ----------    ---------    ---------
Balance at End of Year                                                   1,875.9      2,966.4      3,062.7
                                                                      ----------    ---------    ---------

ACCUMULATED OTHER COMPREHENSIVE INCOME, NET OF TAX (NOTE 2)
Balance at Beginning of Year                                               894.9        389.7      1,433.6
Other Comprehensive Income (Loss)                                           21.9        505.2     (1,043.9)
                                                                      ----------    ---------    ---------
Balance at End of Year                                                     916.8        894.9        389.7
                                                                      ----------    ---------    ---------
Shareholders' Equity                                                  $  3,634.6    $ 4,695.8    $ 4,294.1
                                                                      ==========    =========    =========

DECEMBER 31                                                               2001           2000         1999
-----------                                                        -----------    -----------  -----------
COMMON SHARES OUTSTANDING

Number of Shares Outstanding at Beginning of Year                  127,649,087    128,925,000  136,262,170
Shares Issued for Stock Options and Rights                             352,250         70,668      212,440
Shares Reacquired                                                     (268,086)    (1,346,581)  (7,549,610)
                                                                   -----------    -----------  -----------
Number of Shares Outstanding at End of Year                        127,733,251    127,649,087  128,925,000
                                                                   ===========    ===========  ===========

See notes to consolidated financial statements.

--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
--------------------------------------------------------------------------------

YEAR ENDED DECEMBER 31                                                     2001          2000         1999
----------------------                                                ----------    ---------    ---------
(In Millions)
Net Income (Loss)                                                     $   (989.2)   $   114.6    $   252.2
                                                                      ----------    ---------    ---------
Other Comprehensive Income (Loss), Net of Tax

    Change in Unrealized Appreciation (Depreciation) of
      Investment Securities*                                                88.3        595.9     (1,018.0)
    Less Reclassification Adjustment for Realized Gain
      Included in Net Income                                               (61.5)       (90.4)       (58.3)
    Deferred Policy Acquisition Costs Valuation Allowance                   (6.0)         0.1         31.8
    Foreign Currency and Other Adjustments                                   1.1         (0.4)         0.6
                                                                      ----------    ---------    ---------
      Other Comprehensive Income (Loss)                                     21.9        505.2     (1,043.9)
                                                                      ----------    ---------    ---------
Comprehensive Income (Loss)                                           $   (967.3)   $   619.8    $  (791.7)
                                                                      ==========    =========    =========

* Effective October 1, 2000, the fixed maturities held-to-maturity portfolio was reclassified to available-for-sale (Note 1).

See notes to consolidated financial statements.

SAFECO Corporation and Subsidiaries

--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

(Dollar amounts in millions except per share data, unless noted otherwise)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

SAFECO Corporation (SAFECO or the Corporation) is a Washington corporation that owns operating subsidiaries engaged in property and casualty insurance, surety, life insurance and asset management. These operations generated virtually all of the 2001 revenues. SAFECO's businesses operate on a nationwide basis. Non-U.S. operations are insignificant. Products are marketed primarily through independent agents. Approximately 35% of SAFECO's property and casualty premiums are written in the three West Coast states of California, Washington and Oregon.

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

Losses and Loss Adjustment Expenses

Unpaid losses and loss adjustment expenses (LAE) represent the estimated liability for claims reported plus losses incurred but not yet reported and the related estimated LAE. The liability for losses and LAE is determined using "case basis" evaluations and statistical analyses, and represents an estimate of the ultimate net cost of all losses incurred but not paid through December 31 of each year. These estimates are continually reviewed and adjusted as necessary; such adjustments are reflected in current operations. See Note 4 for more information on loss and LAE reserves.

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

Salvage and subrogation recoverables are accrued using the "case basis" method for large recoverables and statistical estimates based on historical experience for smaller recoverables. Estimated recoverable amounts deducted from the liability for losses and LAE net of reinsurance were $254.4 and $231.7 at December 31, 2001 and 2000, respectively.

The property and casualty insurance companies' reserves for unpaid losses and LAE are presented gross of amounts recoverable from reinsurers. See Note 5 for more information on reinsurance.

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


Liabilities for future policy benefits under traditional individual life and group life insurance policies have been computed on the level premium method and reflect interest, mortality and persistency assumptions based on actual experience modified to provide for adverse deviation. These liabilities are contingent upon the death of the insured while the policy is in force. Estimates of future benefits are based upon assumptions of mortality and policy persistency that include provisions for adverse deviation from best estimates. Mortality assumptions are derived from both company-specific and industry statistics. Future benefits are discounted at interest rates that vary by year of issue and average 6.5%.

Liabilities for claims under group medical coverages are established on the basis of reported losses ("case basis" method). Provision is also made for claims incurred but not reported, based on historical experience.

Estimates for claims incurred but not reported are continually reviewed and any necessary adjustments are reflected in current operations.

Policy Acquisition Expenses

Life and medical insurance acquisition costs, consisting of commissions and certain other underwriting expenses, that vary with and are primarily related to the production of new business, are deferred.

Acquisition costs for deferred annuity contracts, retirement services deposit contracts and universal life insurance policies are amortized over the lives of the contracts or policies in proportion to the present value of estimated future gross profits. To the extent actual experience differs from assumptions and to the extent estimates of future gross profits require revision, the unamortized balance of deferred policy acquisition costs is adjusted accordingly; such adjustments are included in current operations. No material adjustments were made in 2001 or 2000. In 1999 a $13.0 write-off of deferred policy acquisition cost related to the discontinued equity indexed annuity product was made. The unamortized balance of deferred policy acquisition costs is adjusted for the impact on estimated future gross profits as if net unrealized appreciation and depreciation on securities had been realized at the balance sheet date. The impact of this adjustment, net of tax, is included in accumulated other comprehensive income (loss) in shareholders' equity. Acquisition costs for traditional individual life insurance policies are amortized over the premium payment period of the related policies using assumptions consistent with those used in computing policy benefit liabilities. Acquisition costs for group life and medical policies are amortized over the lives of the policies.

ACCOUNTING FOR INVESTMENTS

Effective October 1, 2000, SAFECO reclassified its entire fixed maturities held-to-maturity investment portfolio to available-for-sale. The amortized cost of the fixed maturities reclassified totaled $2,753.0 and the market value totaled $2,816.5. The unrealized gain amount net of deferred taxes was $41.3 and was recorded as an increase in other comprehensive income in the fourth quarter of 2000. The reclassification was made in anticipation of the pending adoption of SFAS 133, "Accounting for Derivative Instruments and Hedging Activity" (adopted on January 1, 2001) as well as providing additional investment flexibility for these fixed maturities, including being able to make timely sales based on indications of credit quality declines and improving call protection.


All marketable equity securities are classified as available-for-sale and are carried at fair value, with changes in unrealized appreciation and depreciation recorded directly to shareholders' equity (other comprehensive income), net of deferred income taxes.

Derivative financial instruments are carried at fair value. Changes in the fair value of cash flow hedges are recorded in other comprehensive income, net of deferred income taxes. Changes in the value of fair value hedges are recorded in current period earnings.


When the collectibility of income for certain investments is considered doubtful, they are placed on non-accrual status and thereafter interest income is recognized only when payment is received. Each investment that has declined in fair value below cost is monitored closely and if the decline is judged to be other than temporary, the security is written down to fair value. In determining whether a decline in the fair value of a security below cost is other than temporary, SAFECO considers the relevant facts and circumstances related to the security. These include: (1) the length of time and the extent to which the fair value has been less than cost; (2) the financial condition and near-term prospects of the issuer, including any specific events that influence the operations of the issuer or that affect its future earnings potential; and (3) SAFECO's intent and ability to retain the investment for a period of time sufficient to allow for a recovery in value. Determining what constitutes an other than temporary decline involves significant judgment. Declines in fair value below cost not considered other than temporary in the current period could be considered other than temporary in a future period and reduce earnings to the extent of the write-down.


The cost of security investments sold is determined by the "identified cost" method.

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

SAFECO engages in securities lending whereby certain securities from its portfolio are loaned to other institutions for short periods of time. Initial collateral is required at a rate of 102% of the market value of a loaned security. The collateral is deposited by the borrower with a lending agent and retained and invested by the lending agent to generate additional income according to SAFECO's guidelines. The market value of the loaned securities is monitored on a daily basis, with additional collateral obtained or refunded as the market value of the loaned securities fluctuates.

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

The market value method used to assess the recoverability of goodwill compared SAFECO's market capitalization (stock price multiplied by shares outstanding) to the reported book value (total shareholders' equity) of the Corporation. Given the extent of the shortfall of market capitalization compared to the reported book value as of March 31, 2001 and that a similar shortfall had existed for almost two years, SAFECO concluded that under the new method the entire goodwill asset was impaired and a write-off of the full amount was necessary. The vast majority of this goodwill (97%) resulted from the 1997 acquisition of American States Financial Corporation (American States) whose operations have been fully integrated into those of the Corporation.

In the fourth quarter of 2001, after completion of a study, SAFECO determined that its goodwill in R.F. Bailey (Underwriting Agencies) Ltd. was impaired resulting in an additional write-down of $13.1 ($8.5 after tax).

See the New Accounting Standards section of this note for FASB Statement 141 "Business Combinations" and FASB Statement 142 "Goodwill and Other Intangible Assets" for recent authoritative literature addressing goodwill.

COMMON STOCK

The Washington Business Corporation Act provides that reacquired shares of a Washington State corporation revert to the status of authorized but unissued shares. Accordingly, the Corporation has reduced capital stock and retained earnings to reflect the repurchase of shares and does not show treasury stock as a separate reduction.

EARNINGS PER SHARE

Basic earnings per share are calculated by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per share reflect the potential dilution that could occur if options granted under various stock-based compensation plans were exercised resulting in the issuance of common shares that would then share in the Corporation's earnings.

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

NEW ACCOUNTING STANDARDS

Financial Accounting Standards Board (FASB) pronouncements which have recently affected SAFECO or will in the near future are as follows:

FASB Statement 133, "Accounting for Derivative Instruments and Hedging
Activities"

The FASB issued Statement 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities" in June 1998. The Statement amends or supersedes several previous FASB statements and requires recognizing all derivatives (including certain derivative instruments embedded in other contracts) as either assets or liabilities in the statement of financial position and measuring those instruments at fair value. A derivative is typically defined as an instrument whose value is "derived" from an underlying instrument, index or rate, has a notional amount and can be net settled. The accounting for changes in the fair value of a derivative depends on the use of the derivative and the nature of any hedge designation thereon.

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

FASB Statement 143, "Accounting for Asset Retirement Obligations"

The FASB issued Statement 143 (SFAS 143), "Accounting for Asset Retirement Obligations" in August 2001. This standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The standard is effective for fiscal years beginning after June 15, 2002. The Corporation will adopt SFAS 143 effective January 1, 2003. SAFECO does not expect the adoption of this statement to have a material impact on its financial statements.

FASB Statement 144, "Accounting for the Impairment or Disposal of Long-Lived Assets"

The FASB issued Statement 144 (SFAS 144), "Accounting for the Impairment or Disposal of Long-Lived Assets" in October 2001. The FASB's new rules on asset impairment supersede FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and provide a single accounting model for long-lived assets to be disposed of. The standard is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years, with early application encouraged. The Corporation will adopt SFAS 144 effective January 1, 2002. SAFECO does not expect the adoption of this statement to have a material impact on its financial statements.

NOTE 2 - INVESTMENTS

Fixed Maturities and Marketable Equity Securities

The following is a summary of fixed maturities and marketable equity securities.

                                              Cost or        Gross        Gross           Net
                                             Amortized  Unrealized   Unrealized    Unrealized         Fair
DECEMBER 31, 2001                                 Cost       Gains       Losses          Gain        Value
-----------------                           ----------  ----------   ----------    ----------    ---------
Fixed Maturities
    U.S. Government & Agencies              $  1,408.1   $   146.3    $    (2.1)    $   144.2    $ 1,552.3
    State and Political Subdivisions           2,887.1       278.5        (23.4)        255.1      3,142.2
    Foreign Governments                          290.8        59.7         (0.1)         59.6        350.4
    Corporate Securities                      11,508.8       430.7       (300.4)        130.3     11,639.1
    Mortgage-Backed Securities                 4,582.3       203.6        (25.8)        177.8      4,760.1
                                            ----------   ---------    ---------     ---------    ---------
    Total Fixed Maturities                    20,677.1     1,118.8       (351.8)        767.0     21,444.1
Marketable Equity Securities                     940.5       714.0        (58.1)        655.9      1,596.4
                                            ----------   ---------    ---------     ---------    ---------
Total                                       $ 21,617.6   $ 1,832.8    $  (409.9)    $ 1,422.9    $23,040.5
                                            ==========   =========    =========     =========    =========


                                              Cost or        Gross        Gross           Net
                                             Amortized  Unrealized   Unrealized    Unrealized         Fair
DECEMBER 31, 2000                                 Cost       Gains       Losses    Gain(Loss)        Value
-----------------                           ----------  ----------   ----------    ----------    ---------
Fixed Maturities
    U.S. Government & Agencies              $  1,582.5   $   178.4    $    (4.7)    $   173.7    $ 1,756.2
    State and Political Subdivisions           2,916.6       315.9        (12.0)        303.9      3,220.5
    Foreign Governments                          303.6        52.2         (1.2)         51.0        354.6
    Corporate Securities                      11,240.5       261.7       (477.4)       (215.7)    11,024.8
    Mortgage-Backed Securities                 4,344.9       149.6        (20.4)        129.2      4,474.1
                                            ----------   ---------    ---------     ---------    ---------
    Total Fixed Maturities                    20,388.1       957.8       (515.7)        442.1     20,830.2
Marketable Equity Securities                     875.9       996.3        (56.8)        939.5      1,815.4
                                            ----------   ---------    ---------     ---------    ---------
Total                                       $ 21,264.0   $ 1,954.1    $  (572.5)    $ 1,381.6    $22,645.6
                                            ==========   =========    =========     =========    =========

Fixed Maturities by Maturity Date

The cost or amortized cost and fair value of fixed maturities at December 31, 2001, by contractual years-to-maturity, are presented below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

                                                          Cost or
                                                        Amortized         Fair
DECEMBER 31, 2001                                            Cost        Value
-----------------                                      ----------    ---------
One Year or Less                                       $    598.4    $   608.3
Over One Year Through Five Years                          4,067.4      4,191.0
Over Five Years Through Ten Years                         2,438.0      2,515.3
Over Ten Years                                            8,991.0      9,369.4
Mortgage-Backed Securities                                4,582.3      4,760.1
                                                       ----------    ---------
Total Fixed Maturities                                 $ 20,677.1    $21,444.1
                                                       ==========    =========

The following summarizes the components of Accumulated Other Comprehensive Income included in the Consolidated Balance Sheets:

DECEMBER 31                                                         2001        2000*         1999
-----------                                                   ----------    ---------    ---------
Fixed Maturities & Marketable Equity Securities+              $  1,422.9    $ 1,381.6    $   604.0
Foreign Currency and Other Adjustments+                             (9.4)       (11.2)       (10.4)
Deferred Policy Acquisition Costs Valuation Allowance++             (9.3)          --         (0.2)
Deferred Income Taxes                                             (487.4)      (475.5)      (203.7)
                                                              ----------    ---------    ---------
Accumulated Other Comprehensive Income                        $    916.8    $   894.9    $   389.7
                                                              ==========    =========    =========

* Effective October 1, 2000, the fixed maturities held-to-maturity portfolio was reclassified to available-for-sale.
+  Related income tax expense: $494.0, $479.4 and $207.4.
+  Related income tax benefit: $3.3, $3.9 and $3.6.
++ Related income tax benefit: $3.3, $0.0 and $0.1.

The following analysis summarizes the changes in unrealized appreciation (depreciation) on investment securities (includes fixed maturities held-to-maturity and available-for-sale):

DECEMBER 31                                                         2001        2000*         1999
-----------                                                   ----------    ---------    ---------
CHANGE IN UNREALIZED APPRECIATION (DEPRECIATION)
Fixed Maturities and Marketable Equity Securities             $     41.3    $   777.6    $(1,655.7)
Foreign Currency and Other Adjustments                               1.8         (0.8)         1.0
Deferred Policy Acquisition Costs Valuation Allowance               (9.3)         0.2         48.9
Deferred Income Taxes                                              (11.9)      (271.8)       561.9
                                                              ----------    ---------    ---------
Change in Unrealized Appreciation (Depreciation)              $     21.9    $   505.2    $(1,043.9)
                                                              ==========    =========    =========

* Effective October 1, 2000, the fixed maturities held-to-maturity portfolio was reclassified to available-for-sale.

Net Investment Income

The following is a summary of net investment income.

YEAR ENDED DECEMBER 31                          2001          2000         1999
----------------------                    ----------     ---------    ---------
Interest
    Fixed Maturities                      $  1,450.6     $ 1,478.5    $ 1,429.5
    Mortgage Loans                              68.3          65.6         57.6
    Short-Term Investments                      43.4          27.1         19.5

Dividends
    Marketable Equity Securities                38.2          47.6         53.1
    Redeemable Preferred Stock                  24.1          24.3         21.1
Other Investment Income                         36.6           1.7         14.5
                                          ----------     ---------    ---------
Total Investment Income                      1,661.2       1,644.8      1,595.3
Investment Expenses                            (11.9)        (11.3)        (7.0)
                                          ----------     ---------    ---------
Net Investment Income                     $  1,649.3     $ 1,633.5    $ 1,588.3
                                          ==========     =========    =========

The carrying value of investments in fixed maturities and mortgage loans that have not produced income for the last twelve months is less than 1% of the total of such investments at December 31, 2001.

Realized Investment Gains (Losses)

YEAR ENDED DECEMBER 31                                                      2001         2000         1999
----------------------                                                   -------       ------       ------
REALIZED INVESTMENT GAINS (LOSSES)*
Fixed Maturities                                                         $ (35.5)      $(51.1)      $ (0.2)
Marketable Equity Securities                                               142.6        190.6         82.8
Financial Instruments                                                      (14.1)          --           --
Investment Real Estate                                                       --            --         35.1
                                                                         -------       ------       ------
    Realized Investment Gain Before Income Taxes                            93.0        139.5        117.7
Applicable Income Taxes                                                    (31.5)       (49.1)       (41.2)
                                                                         -------       ------       ------
Realized Investment Gain                                                 $  61.5       $ 90.4       $ 76.5
                                                                         =======       ======       ======

* Amounts include investment write-downs of $126.8, $35.7 and $0.6, pretax, for the years ended December 31, 2001, 2000 and 1999, respectively.

The proceeds from sales of investment securities and related gains (losses) for 2001 are as follows:

                                                                            Fixed
                                                                       Maturities    Marketable
                                                                       Available-        Equity      Financial
YEAR ENDED DECEMBER 31, 2001                                             For-Sale    Securities    Instruments
----------------------------                                           ----------    ----------    -----------
Proceeds from Sales                                                    $  2,418.0     $   437.6      $      --
                                                                       ==========     =========      =========
Gross Realized Gains                                                   $     86.5     $   194.7      $      --
Gross Realized Losses                                                       (31.9)        (24.2)          (7.8)
                                                                       ----------     ---------      ---------
Realized Gains (Losses)                                                      54.6         170.5           (7.8)
Write-downs                                                                 (98.4)        (28.4)            --
Other, Including Gains (Losses) on Calls and Redemptions                      8.3           0.5           (6.3)
                                                                       ----------     ---------      ---------
Total Realized Gain (Loss)                                             $    (35.5)    $   142.6      $   (14.1)
                                                                       ==========     =========      =========

The proceeds from sales of investment securities and related gains (losses) for 2000 are as follows:

                                                                              Fixed       Fixed
                                                                         Maturities   Maturities   Marketable
                                                                         Available-     Held-To-       Equity
YEAR ENDED DECEMBER 31, 2000                                               For-Sale     Maturity   Securities
----------------------------                                             ----------    ---------   ----------
Proceeds from Sales                                                      $  2,265.4    $     0.1    $   661.7
                                                                         ==========    =========    =========

Gross Realized Gains                                                     $     47.5    $      --    $   268.5
Gross Realized Losses                                                         (82.1)          --        (77.9)
                                                                         ----------    ---------    ---------
Realized Gains (Losses)                                                       (34.6)          --        190.6
Write-downs                                                                   (35.7)          --           --
Other, Including Gains on Calls and Redemptions                                19.2           --           --
                                                                         ----------    ---------    ---------
Total Realized Gain (Loss)                                               $    (51.1)   $      --    $   190.6
                                                                         ==========    =========    =========

The proceeds from sales of investment securities and related gains (losses) for 1999 are as follows:

                                                                           Fixed        Fixed
                                                                      Maturities   Maturities   Marketable
                                                                      Available-     Held-To-       Equity
YEAR ENDED DECEMBER 31, 1999                                            For-Sale     Maturity   Securities
----------------------------                                          ----------   ----------   ----------
Proceeds from Sales                                                   $  3,715.4    $     6.3    $   298.1
                                                                      ==========    =========    =========
Gross Realized Gains                                                  $     90.0    $      --    $   111.0
Gross Realized Losses                                                      (85.8)        (6.3)       (28.2)
                                                                      ----------    ---------    ---------
Realized Gains (Losses)                                                      4.2         (6.3)        82.8
Write-downs                                                                 (0.6)          --           --
Other, Including Gains on Calls and Redemptions                              2.5           --           --
                                                                      ----------    ---------    ---------
Total Realized Gain (Loss)                                            $      6.1    $    (6.3)   $    82.8
                                                                      ==========    =========    =========

The 2000 and 1999 sales of fixed maturities held-to-maturity were made due to evidence of significant deterioration in the bond issuer's creditworthiness.

The following table summarizes SAFECO's allowance for mortgage loan losses:

DECEMBER 31                                                                 2001         2000         1999
-----------                                                              -------       ------       ------
Allowance at Beginning of Year                                           $  10.8       $ 10.8       $ 11.2
Loans Charged-off as Uncollectible                                          (0.3)          --         (0.4)
                                                                         -------       ------       ------
Allowance at End of Year                                                 $  10.5       $ 10.8       $ 10.8
                                                                         =======       ======       ======

These allowances relate to mortgage loan investments ($924.2 and $823.0 at December 31, 2001 and 2000, respectively), the majority of which are held by SAFECO Life Insurance Company. The total investment in impaired loans was less than $1.0 at December 31, 2001 and 2000.

NOTE 3 - FINANCIAL INSTRUMENTS

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


SAFECO's investment portfolio includes approximately $420.0 of fixed maturities at December 31, 2001 that are not publicly traded and/or non-rated. This represents approximately 2% of total fixed maturity investments. The gross dollar amount of unrealized loss (fair value less amortized cost) on these securities totaled approximately $6.0 at December 31, 2001. The gross dollar amount of unrealized gain was approximately $35.0. Fair values for these securities have been estimated using quoted market prices of comparable instruments based on industry sector, credit quality and maturity and/or internally prepared valuations using third party modeling tools, which also typically use comparable-instrument pricing techniques based on industry sector, credit quality and maturity. For non-rated fixed maturity securities, ratings are internally prepared based on externally-rated securities with comparable credit quality and in similar industry sectors.

SAFECO's investment portfolio included less than $20 of equity securities that were not publicly traded at December 31, 2001.


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

The carrying values of the Corporation's commercial paper, as well as other debts that have variable interest rates, are reasonable estimates of fair value. The fair values of the 7.875% Medium-Term notes, the 7.875% notes, the 6.875% notes and the Capital Securities are estimated based on quotes from broker/dealers who make markets in similar securities.

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

Other insurance-related financial instruments are exempt from fair value disclosure requirements.

Fair values of financial instruments are as follows:

DECEMBER 31                                                       2001                      2000
-----------                                              ----------------------     ----------------------
                                                          Carrying                   Carrying
                                                            Amount   Fair Value        Amount   Fair Value
                                                         ----------  ----------     ---------   ----------
FINANCIAL ASSETS
    Fixed Maturities                                     $ 21,444.1   $21,444.1     $20,830.2    $20,830.2
    Marketable Equity Securities                            1,596.4     1,596.4       1,815.4      1,815.4
    Mortgage Loans                                            924.2       928.0         823.0        792.0
    Separate Account Assets                                 1,208.1     1,208.1       1,275.1      1,275.1
    Derivative Financial Instruments
       Interest Rate Swaps                                     49.8        49.8            --          2.3
       Options/Futures                                         11.9        11.9           0.4          0.4

FINANCIAL LIABILITIES
    Funds Held Under Deposit Contracts                     14,624.2    14,314.0      14,085.7     13,977.0
    Commercial Paper                                          299.0       299.0         349.8        349.8
    7.875% Medium Term Notes Due 2003                         323.0       323.0         300.0        305.0
    7.875% Notes Due 2005                                     200.0       207.0         200.0        203.0
    6.875% Notes Due 2007                                     200.0       196.0         200.0        193.0
    Other Debt                                                 74.6        76.0          80.7         80.0
    Separate Account Liabilities                            1,208.1     1,208.1       1,275.1      1,275.1
    Derivative Financial Instruments
       Single Credit Default Swaps                             10.4        10.4            --           --
       Interest Rate Swaps                                     18.0        18.0            --          3.9
       Options/Futures                                         47.1        47.1            --           --
    Capital Securities                                        843.4       721.0         843.0        700.0
                                                         ----------   ---------     ---------    ---------

DERIVATIVE FINANCIAL INSTRUMENTS

SAFECO uses derivative financial instruments, including interest rate swaps, options, forward contracts and financial futures, as a means of hedging exposure to equity price changes and/or interest rate risk on anticipated transactions or existing assets and liabilities. The Corporation's insurance subsidiaries do not hold or issue derivative instruments for trading purposes.

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

SAFECO's consolidated investments in mortgage-backed securities of $4,760.1 at market value at December 31, 2001 ($4,474.1 at December 31, 2000) are primarily residential collateralized mortgage obligations (CMOs), pass-throughs and commercial loan-backed mortgage obligations (CMBS). CMOs and CMBS, while technically defined as derivative instruments, are exempt from derivative disclosure requirements. SAFECO's investment in CMOs and CMBS comprised of the riskier, more volatile type (e.g., principal only, inverse floaters, etc.) has been intentionally limited to only a small amount - less than 1% of total mortgage-backed securities at both December 31, 2001 and 2000.

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

SAFECO's derivatives and hedges are described further below:

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

Other Derivatives

SAFECO Credit owned a number of derivatives (swaptions) that did not qualify for hedge treatment as defined under SFAS 133. Changes in the fair value of the swaptions were recognized in interest expense. For the seven months ended July 31, 2001 a loss of $0.1 was reported as an increase to interest expense for discontinued operations. SAFECO Credit's operating results have been reported as discontinued operations on the Consolidated Statements of Income (Loss). At January 1, 2001, the cumulative effect of the adoption of SFAS 133 related to the swaptions was a loss of $0.6 ($0.4 after-tax). This cumulative loss at adoption was reported as the cumulative effect of change in accounting principle reported in the Consolidated Statements of Income (Loss). As described further in Note 11 the Corporation completed the sale of SAFECO Credit to GECC on August 15, 2001. These derivatives were transferred to GECC as part of the sale of SAFECO Credit to GECC.

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

The Corporation's wholly-owned subsidiary, SAFECO Financial Products (SFP) was incorporated in 2000, to write S&P 500 index options to mitigate the risk associated with the equity indexed annuity. Due to the success of this activity, SFP engaged in limited trading for its own account in 2001 by focusing on selling credit protection through single credit default swaps and investing in convertible bonds. SFP's activities are not designed as hedging activities. Consequently, both changes in the fair values of these instruments and any realized gain or loss are recognized in current income. Income before realized loss was $6.7 and $2.3 for 2001 and 2000, respectively. Realized loss was $18.2 for 2001 including the $7.8 loss from the Enron single credit default swap. There were no realized gains or losses in 2000.

NOTE 4 - PROPERTY & CASUALTY LOSS RESERVES

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


SAFECO has established loss and loss adjustment expense reserves for asbestos and environmental claims and for construction defect claims. Reserves are recognized for reported claims and for incurred but not reported claims, and include the estimated cost of related legal expenses. SAFECO has separate claims-handling units with claims personnel dedicated to handle asbestos and environmental claims and construction defect claims. These units also assist in establishing loss reserves for these claims. The process of estimating reserves for these claims involves greater subjectivity than for other claims and past claim experience may not be representative of future claim experience, due to the risk inherent in major litigation, diverging legal interpretations, regulatory actions, and other factors. The reserves represent SAFECO's best current estimate of ultimate losses and loss adjustment expenses based upon known facts and the current state of the law and coverage litigation. However, these claims and related litigation, particularly if current trends continue to accelerate, could result in future liabilities significantly different from those currently estimated. The impact on reserves of changes in these factors would be reflected in future operating results.


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

The following is a summary of the activity related to SAFECO's property and casualty insurance companies' reserves for losses and LAE. The year-end reserve amounts below are net of related reinsurance recoverables of $415.9, $343.6 and $309.5 for 2001, 2000 and 1999, respectively.

DECEMBER 31                                                                    2001         2000         1999
-----------                                                              ----------    ---------    ---------
Loss and LAE Reserves at Beginning of Year                               $  4,269.1    $ 4,069.1    $ 3,966.3
                                                                         ----------    ---------    ---------

Incurred Loss and LAE for Claims Occurring in the Current Year              3,619.1      3,621.7      3,353.0
Increase in Estimated Loss and LAE for Claims Occurring in Prior Years        345.1        148.3         78.8
                                                                         ----------    ---------    ---------
Total Incurred Loss and LAE                                                 3,964.2      3,770.0      3,431.8
                                                                         ----------    ---------    ---------
Loss and LAE Payments for Claims Occurring During
    Current Year                                                            1,976.8      2,059.3      1,926.4
    Prior Years                                                             1,618.7      1,510.7      1,402.6
                                                                         ----------    ---------    ---------
    Total Loss and LAE Payments                                             3,595.5      3,570.0      3,329.0
                                                                         ----------    ---------    ---------
Total Loss and LAE Reserves at End of Year                               $  4,637.8    $ 4,269.1    $ 4,069.1
                                                                         ==========    =========    =========

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

Property & Casualty operations in 2000 were charged $148.3 from increases in estimated loss and loss and LAE for claims occurring in prior years. These increases were due to adverse development within commercial operations in workers' compensation ($50.9), general liability ($44.4), commercial auto ($23.5) and in other lines of business ($29.5) as the costs of settling claims increased. Workers' compensation development was due to continued adverse development of prior reported claims as well as IBNR reserve additions. General liability development was due primarily to continued adverse development of construction defect claims related to the SAFECO Business Insurance operation. Commercial auto development was due to higher than expected loss costs in commercial operations on prior reported claims.

Property & Casualty operations in 1999 were charged $78.8 from increases in estimated loss and LAE for claims occurring in prior years, primarily in construction defect, asbestos and environmental, and workers' compensation. For both construction defect and asbestos and environmental, increased reserve estimates resulted from higher than expected reported claims in 1999. The increased reserve estimates for workers' compensation resulted from SAFECO's re-evaluation of loss exposures on claims related to larger commercial insureds and to an upturn in medical costs and less favorable workers' compensation legislation.

NOTE 5 - REINSURANCE

SAFECO's insurance subsidiaries use treaty and facultative reinsurance to help manage exposures to loss. The availability and cost of reinsurance are subject to prevailing market conditions, both in terms of price and available capacity.

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

Reinsurance recoverables are comprised of the following amounts at December 31:

DECEMBER 31                                                 2001         2000
-----------                                              -------      -------
PROPERTY & CASUALTY INSURANCE
Reinsurance Recoverables on
    Unpaid Loss and LAE Reserves                         $ 415.9      $ 343.6
    Paid Losses and LAE                                     17.2         18.9

LIFE INSURANCE
Reinsurance Recoverables on
    Policy and Contract Claim Reserves                       2.5          3.2
    Paid Claims                                              2.5          2.9
    Life Policy Liabilities                                 85.1         93.1
                                                         -------      -------
Total Reinsurance Recoverables                           $ 523.2      $ 461.7
                                                         =======      =======

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

The effects of reinsurance are netted against the insurance revenue and loss amounts in the Consolidated Statements of Income (Loss). These amounts are as follows:

YEAR ENDED DECEMBER 31                                         2001       2000       1999
----------------------                                      -------    -------    -------
Property & Casualty Insurance Ceded Earned Premiums         $ 151.5    $ 163.0    $ 164.4
Life Insurance Ceded Earned Premiums                           34.6       32.7       25.8
                                                            -------    -------    -------
Total Ceded Earned Premiums                                 $ 186.1    $ 195.7    $ 190.2
                                                            =======    =======    =======

Property & Casualty Insurance Ceded Losses and LAE          $ 130.5    $ 105.3    $ 147.3
Life Insurance Ceded Policy Benefits                           13.2       35.6       11.8
                                                            -------    -------    -------
Total Ceded Losses, LAE and Policy Benefits                 $ 143.7    $ 140.9    $ 159.1
                                                            =======    =======    =======

Reinsurance premiums ceded on a written basis are approximately equal to the ceded earned premiums disclosed above. Reinsurance premiums assumed are insignificant.

NOTE 6 - INCOME TAXES

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

Differences between income tax computed by applying the U.S. Federal income tax rate of 35% to income (loss) before income taxes and the consolidated provision (benefit) for income taxes are as follows:

YEAR ENDED DECEMBER 31                                         2001         2000         1999
----------------------                                     --------      -------      -------
Computed "Expected" Tax Expense (Benefit)                  $ (494.7)     $  48.8      $ 108.4
Write-Off of Goodwill                                         137.7           --           --
Tax-Exempt Municipal Bond Income                              (54.1)       (58.2)       (85.6)
Dividends Received Deduction                                  (10.1)       (11.9)       (13.3)
Proration Adjustment                                            8.2          9.0         12.5
Other                                                           0.2          5.0          5.1
                                                           --------      -------      -------
Consolidated Provision (Benefit) for Income Taxes          $ (412.8)     $  (7.3)     $  27.1
                                                           ========      =======      =======

The tax effects of temporary differences which give rise to the deferred tax assets and deferred tax liabilities at December 31, 2001 and 2000 are as follows:

DECEMBER 31                                                                            2001           2000
-----------                                                                       --------         ------
DEFERRED TAX ASSETS
Goodwill                                                                           $  237.8         $   --
Discounting of Loss and Loss Adjustment Expense Reserves                              228.1          254.9
Unearned Premium Liability                                                            131.3          127.3
Adjustment to Life Policy Liabilities                                                  71.9           54.0
Capitalization of Life Policy Acquisition Costs                                        84.3           84.9
Impaired Security Write-downs                                                          58.5           18.2
Postretirement Benefits                                                                44.3           40.0
Nondeductible Accruals                                                                 25.3           29.1
Alternative Minimum Tax Carryforward                                                     --           35.4
Net Operating Loss Carryforward                                                       218.5           73.2
Other                                                                                  63.1           52.0
                                                                                   --------         ------
Total Deferred Tax Assets                                                           1,163.1          769.0
                                                                                   --------         ------

DEFERRED TAX LIABILITIES
Deferred Policy Acquisition Costs                                                     222.6          212.1
Bond Discount Accrual                                                                  46.5           35.5
Accelerated Depreciation                                                               16.6           17.0
Unrealized Appreciation of Investment Securities, Derivative
    Financial Instruments, Deferred Policy Acquisition Cost
    Valuation Allowance and Foreign Currency Adjustment                               497.7          478.7
Other                                                                                  60.7           92.9
                                                                                   --------         ------
Total Deferred Tax Liabilities                                                        844.1          836.2
                                                                                   --------         ------
Net Deferred Tax Asset (Liability)                                                 $  319.0         $(67.2)
                                                                                   ========         ======

The following table reconciles the deferred tax expense (benefit) in the Consolidated Statements of Income (Loss) to the net change in the deferred tax liability in the Consolidated Balance Sheets:

DECEMBER 31                                                                 2001         2000         1999
-----------                                                              -------       ------      -------
Deferred Tax Benefit                                                     $(405.2)      $(46.9)     $ (40.0)
Deferred Tax Changes Reported in Shareholders' Equity
Increase (Decrease) in Liability Related to Unrealized Appreciation
  (Depreciation) of Investment Securities, Derivative
  Financial Instruments, Deferred Policy Acquisition Cost Valuation
  Allowance and Foreign Currency Adjustment                                 19.0        270.9       (562.2)
                                                                         -------       ------      -------
Increase (Decrease) in Net Deferred Tax Asset or Liability               $(386.2)      $224.0      $(602.2)
                                                                         =======       ======      =======

NOTE 7 - DEBT AND CAPITAL SECURITIES

The total amount, current portions, interest rates and maturities of debt and capital securities at December 31 are as follows:

DECEMBER 31                                                         2001                      2000
-----------                                                --------------------      ---------------------
                                                              Total     Current         Total      Current
                                                           --------     -------      --------      -------
Commercial Paper, Interest Rates at December 31:
    Range: 2.5% to 3.3%; 7.0% to 7.9%
    Weighted Average: 3.0%; 7.1%                           $  299.0      $299.0      $  349.8       $349.8
7.875% Medium-Term Notes Due 2003                             323.0          --         300.0           --
7.875% Notes Due 2005                                         200.0          --         200.0           --
6.875% Notes Due 2007                                         200.0          --         200.0           --
Medium-Term Notes, Due 2002 and 2003; Weighted-Average
    Interest Rates at December 31: 7.1%; 7.1%                  50.0        42.9          50.0           --
Notes and Loans Payable; Weighted-Average
    Interest Rates at December 31: 7.7%; 7.4%                  24.6         5.9          30.7          6.5
                                                           --------      ------      --------       ------
Total Debt (Excluding Capital Securities)                   1,096.6       347.8       1,130.5        356.3
8.072% Capital Securities Due 2037                            843.4          --         843.0           --
                                                           --------      ------      --------       ------
Total Debt and Capital Securities                          $1,940.0      $347.8      $1,973.5       $356.3
                                                           ========      ======      ========       ======

Aggregate annual principal installments payable under these obligations for each of the five years subsequent to 2001 are as follows: 2002 - $347.8; 2003 - $311.9; 2004 - $5.4; 2005 - $200.8; and 2006 - $0.8.

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

SAFECO has a bank credit facility available for $800.0. The five-year facility originated in 1997 and extends to September 2002. There were no borrowings outstanding under this facility as of December 31, 2001 or 2000. The Corporation pays a fee to have the facility available and does not maintain deposits as compensating balances. This facility carries certain covenants that requires SAFECO to maintain a specified minimum level of shareholders' equity and a maximum debt-to-capitalization ratio. As of December 31, 2001 and 2000, SAFECO was in compliance with all such covenants.

CAPITAL SECURITIES

On July 15, 1997, SAFECO Capital Trust I (Capital Trust), a consolidated wholly-owned subsidiary of SAFECO Corporation, issued $850.0 of 8.072% Corporation-Obligated, Mandatorily Redeemable Capital Securities (the Capital Securities). In connection with Capital Trust's issuance of the Capital Securities and the related purchase by the Corporation of all of Capital Trust's common securities (the Common Securities), SAFECO Corporation issued to Capital Trust the principal amount of $876.3 of its 8.072% Junior Subordinated Deferrable Interest Debentures, due July 15, 2037 (the Subordinated Debentures). The sole assets of Capital Trust are and will be the Subordinated Debentures and any interest due thereon. The interest and other payment dates on the Subordinated Debentures correspond to the distribution and other payment dates on the Capital Securities and the Common Securities. Distributions on the Capital Securities and the Common Securities are cumulative and payable semi-annually in arrears. The Subordinated Debentures and the related income effects are eliminated in SAFECO's financial statements.

For federal income tax purposes, the Subordinated Debentures are classified as indebtedness. Accordingly, interest on the Subordinated Debentures is deductible at the federal statutory rate of 35%.

The Capital Securities are mandatorily redeemable on July 15, 2037, the same date the Subordinated Debentures are due. The Capital Securities may be redeemed, contemporaneously with the Subordinated Debentures, beginning in 2007, at a price of 104% of principal, with the call premium graded down to zero in 2017. The Corporation's obligations under the Subordinated Debentures and related agreements, taken together, constitute a full and unconditional guarantee of payments due on the Capital Securities.

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

NOTE 8 - EMPLOYEE BENEFIT PLANS

The Corporation sponsors defined contribution and defined benefit plans covering substantially all employees. A bonus plan based on overall company profit, payable to employees based on compensation, is being replaced effective January 1, 2002. The replacement plan continues to be based on company profit but is payable to employees based on business unit profitability and individual performance. The defined contribution plans include 401(k) plans and profit-sharing retirement plans. SAFECO's 401(k) plan has a matching component under which SAFECO contributes 66.6% of the employee's contribution, up to 6% of compensation, for eligible employees. Employer matching contributions, as well as profit-sharing contributions, are made in cash. SAFECO's Cash Balance Plan
(CBP) is a defined benefit plan that provides benefits for each year of service after 1988, based on the employee's compensation level plus a stipulated rate of return on the benefit balance. It is SAFECO's policy to fund the CBP on a current basis to the full extent deductible under federal income tax regulations.

In addition, SAFECO provides certain healthcare and life insurance benefits (Other Post-Retirement Benefits or OPRB) for retired employees. Substantially all employees become eligible for these benefits if they reach retirement age while working for SAFECO. The cost of these benefits is shared by SAFECO and the retiree.

The following table summarizes the plan's benefit obligations and assets and SAFECO's net accrued benefit liabilities:

                                                                                    Other Post-Retirement
                                                         Pension Benefits (CBP)           Benefits
                                                         -------------------------------------------------
DECEMBER 31                                                    2001        2000          2001         2000
                                                         ----------   ---------     ---------    ---------
CHANGE IN BENEFIT OBLIGATION
Benefit Obligation at Beginning of Year                  $    145.9   $   143.9     $   143.5    $   135.0
    Service and Interest Costs                                 16.9        16.7          15.6         15.3
    Liability (Gain) Loss                                       0.7         2.8         (21.0)        (2.9)
    Net Benefits Paid                                         (16.7)      (17.5)         (4.6)        (3.9)
                                                         ----------   ---------     ---------    ---------
Benefit Obligation at End of Year                             146.8       145.9         133.5        143.5
                                                         ----------   ---------     ---------    ---------

CHANGE IN PLAN ASSETS
Fair value of Plan Assets at Beginning of Year                129.4       141.2           3.2          2.4
    Actual Return on Plan Assets                                2.1         4.2           0.1          0.1
    Company Contributions                                      10.2         1.5           4.2          4.6
    Benefits Paid                                             (16.7)      (17.5)         (4.6)        (3.9)
                                                         ----------   ---------     ---------    ---------
Fair Value of Plan Assets at End of Year                      125.0       129.4           2.9          3.2
                                                         ----------   ---------     ---------    ---------

Funded Status of Plan                                         (21.8)      (16.5)       (130.6)      (140.3)
Unrecognized Net Actuarial (Gain) Loss                          9.6        (0.6)         (2.9)        18.5
Unrecognized Prior Service Cost                                 --           --           6.7          7.6
                                                         ----------   ---------     ---------    ---------
Accrued Benefit Liabilities                              $    (12.2)  $   (17.1)    $  (126.8)   $  (114.2)
                                                         ==========   =========     =========    =========

Actuarial assumptions for the above disclosures are set forth in the following table:

DECEMBER 31                                              2001    2000    1999
                                                         ----    ----    ----
PENSION BENEFITS
Discount Rate                                            7.25%   7.50%   7.50%
Expected Return on Plan Assets                           9.00    9.00    9.00
Rate of Compensation Increases                           5.00    6.00    6.00

OTHER POSTRETIREMENT BENEFITS
Discount Rate                                            7.25%   7.50%   7.50%
                                                         ====    ====    ====

The cost of the plans discussed above (excluding OPRB's) charged to income is as follows:

YEAR ENDED DECEMBER 31                                 2001      2000      1999
                                                    -------    ------    ------
Defined Contribution - 401(k)                       $  16.0    $ 15.5    $ 15.0
Defined Contribution - (Profit Sharing)                14.5      14.3      14.0
Defined Benefit - (CBP)                                 5.4       4.4       2.7
Profit-Sharing and Other Incentive Bonuses              4.5       3.3       0.6
                                                    -------    ------    ------
Total                                               $  40.4    $ 37.5    $ 32.3
                                                    =======    ======    ======

The following table summarizes other postretirement benefit costs:

YEAR ENDED DECEMBER 31                                 2001      2000      1999
                                                    -------    ------    ------
Service Cost                                        $   5.1    $  5.4    $  4.7
Interest Cost                                          10.5       9.9       8.0
Amortization                                            1.1       1.5       0.8
                                                    -------    ------    ------
Total                                               $  16.7    $ 16.8    $ 13.5
                                                    =======    ======    ======

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

NOTE 9 - STOCK INCENTIVE PLANS

The SAFECO Long-Term Incentive Plan of 1997 (the Plan) provides for the issuance of up to 6,000,000 shares of the Corporation's common stock. Stock options, restricted stock rights (RSR), performance stock rights (PSR) and stock appreciation rights are authorized under the Plan. Stock options are granted at exercise prices not less than the fair market value of the stock on the date of the grant. The terms and conditions upon which options become exercisable may vary among grants; however, option rights expire no later than ten years from the date of grant.

The SAFECO Agency Stock Purchase Plan of 2000 (Agency Plan) provides for the issuance of up to 1,000,000 shares of the Corporation's common stock to agents that meet certain eligibility requirements. Agents meeting the eligibility requirements can purchase the Corporation's common stock at a discount off the close price on the purchase day. Common stock issued under the Agency Plan is held in a custodial account and restricted from sale, transfer or assignment during the two year restriction period. As of December 31, 2001, 41,826 shares had been purchased and were held in the custodial account.

At December 31, 2001 there were 3,446,152 shares of common stock reserved for future options and rights.

SAFECO continues to apply Accounting Principles Board (APB) Opinion 25 in accounting for its stock options, as allowed under FASB Statement 123. Under APB 25, because the exercise price of SAFECO's employee stock options equals the fair market value of the underlying stock on the date of grant, no compensation expense is recognized. If compensation expense had been recorded using the fair value method described in Statement 123, SAFECO would have recognized additional expense in its Consolidated Statements of Income (Loss) by $4.4, $3.8 and $3.5 in 2001, 2000 and 1999, respectively. Basic and diluted income (loss) per share would also have been reduced by $0.03 for each of these years. The weighted-average fair value (at grant date) of options granted in 2001, 2000 and 1999 was $7, $6 and $9 per share, respectively. The fair values were estimated using the Black-Scholes option pricing model, with the following assumptions for 2001: risk-free interest rate of 4.5%, dividend yield of 2.5%, volatility factor of 35% and expected life of 4 years.

Changes in stock options for the three years ended December 31, 2001 are as follows:

                                                      Options Outstanding
                                                   --------------------------
                                                                     Weighted
                                                                Average Price
                                                      Shares        Per Share
                                                   ---------    -------------
Balance December 31, 1998                          1,947,317          $ 33.85
    Granted                                          697,200            34.72
    Exercised                                       (208,954)           23.43
    Canceled                                         (37,625)           41.73
                                                   ---------          -------
Balance December 31, 1999                          2,397,938            34.89
    Granted                                          726,000            20.47
    Exercised                                        (61,009)           20.11
    Canceled                                        (145,250)           33.14
                                                   ---------          -------
Balance December 31, 2000                          2,917,679            31.69
    Granted                                          894,750            26.45
    Exercised                                       (317,293)           23.74
    Canceled                                        (710,902)           32.33
                                                   ---------          -------
Balance December 31, 2001                          2,784,234          $ 30.75
                                                   =========          =======

Information about stock options outstanding and exercisable at December 31, 2001 are as follows:

                                          Options Outstanding                Options Exercisable
                                -------------------------------------------------------------------
                                              Remaining      Weighted-                     Weighted
                                            Contractual  Average Price                Average Price
RANGE OF EXERCISE PRICES           Shares  Life (Years)      Per Share        Shares      Per Share
                                ---------  ------------  -------------     ---------  -------------
$ 20.00 - 25.56                   911,160           8.1        $ 21.88       230,610        $ 20.99
  26.75 - 31.75                   899,368           7.1          27.97       274,118          28.72
$ 32.13 - 51.38                   973,706           5.2          41.62       834,781          41.59
                                ---------           ---        -------     ---------        -------
Total                           2,784,234           6.8        $ 30.75     1,339,509        $ 35.41
                                =========           ===        =======     =========        =======

RSR's provide for the holder to receive a stated number of share rights if the holder remains employed for the stated number of years. PSR's provide for the holder to receive a stated number of share rights if the holder attains certain specified performance goals within a stated performance cycle. Performance goals may include net income, return on equity, stock price appreciation and/or other criteria.

Matured RSR's and earned PSR's are issued in stock and/or paid in cash at the option of the holder based on the fair market value of SAFECO's stock on the issue/payment date. During 2001, 2000 and 1999, $1.4, ($0.6) and $0.8, respectively, were charged to operations for the compensation element of restricted and performance stock rights. These expense amounts are determined based on variable plan accounting under APB 25. RSR's compensation expense is charged to operations over the vesting period and PSR's compensation expense is charged to operations when it is probable the performance goal will be achieved.

Changes in RSR's and PSR's for the three years ended December 31, 2001 are as follows:

                                                                 Share Rights
                                                                 ------------
Balance December 31, 1998                                             188,383
    Awarded                                                           114,725
    Matured                                                           (39,534)
    Canceled                                                           (1,250)
                                                                     --------
Balance December 31, 1999                                             262,324
    Awarded                                                           130,242
    Matured                                                           (41,581)
    Canceled                                                          (95,041)
                                                                     --------
Balance December 31, 2000                                             255,944
    Awarded                                                           110,591
    Matured                                                           (29,929)
    Canceled                                                         (167,494)
                                                                     --------
Balance December 31, 2001                                             169,112
                                                                     ========

NOTE 10 - COMMITMENTS AND CONTINGENCIES

SAFECO leases office space, commercial real estate and certain equipment under leases which expire at various dates through 2018. These leases are accounted for as operating leases. Minimum rental commitments for leases in effect at December 31, 2001 are as follows:

YEAR PAYABLE                                                Minimum Rentals
                                                            ---------------
2002                                                                $  49.2
2003                                                                   50.6
2004                                                                   45.9
2005                                                                   41.4
2006                                                                   38.6
2007 and Thereafter                                                   169.7
                                                                    -------
Total                                                               $ 395.4
                                                                    =======

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

NOTE 11 - DISCONTINUED OPERATIONS

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

SAFECO Properties, Inc.

In 1998, SAFECO decided to divest itself of its real estate operations (SAFECO Properties) and most of the assets were sold in 1999. A few properties remain and most are expected to be sold in 2002. Income from the real estate subsidiary will continue to decline as the remaining assets are sold. At December 31, 2001, investment real estate held by SAFECO Properties totaled $42.9, less than one percent of SAFECO's consolidated investments. Because the assets and operations are not material to the consolidated financial statements, they have not been reclassified as discontinued operations. In the Consolidated Statements of Income (Loss), revenues for SAFECO Properties are included in Other Revenues and related expenses are included in Other Expenses. For 2001, 2000 and 1999, these revenues totaled $10.4, $20.5 and $39.3 and expenses totaled $9.9, $16.7 and $32.1, respectively. SAFECO Properties' income before realized gains and income taxes is included in the Corporate segment and totaled $0.5, $3.8 and $7.2, for 2001, 2000 and 1999, respectively.

NOTE 12 - RESTRUCTURING CHARGES

In July 2001, SAFECO announced that it would be eliminating approximately 1,200 jobs by the end of 2003 with half of the reductions expected to be completed by the end of 2001. Since the beginning of 2001 SAFECO's total employment has declined by approximately 900, excluding the reduction due to the sale of SAFECO Credit. Positions being eliminated are in the corporate headquarters and regional property and casualty operations.

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

The activity related to the accrued restructuring charges at December 31, 2001 was as follows:

                                                           Lease
                                                     Termination
                                          Severance    and Other
DECEMBER 31, 2001                             Costs        Costs        Total
                                          ---------  -----------       ------
Accrual                                     $  13.0       $  5.0       $ 18.0
Amounts Paid                                   (8.0)        (1.5)        (9.5)
                                            -------       ------       ------
Liability at End of Year                    $   5.0       $  3.5       $  8.5
                                            =======       ======       ======

Other related restructuring charges that have been expensed as incurred totaled $26.3. These costs are primarily comprised of employee transfer costs and employee stay bonuses.

NOTE 13 - DIVIDEND RESTRICTIONS

The Corporation's insurance subsidiaries are restricted by state regulations as to the aggregate amount of dividends they may pay in any consecutive twelve-month period without regulatory approval. Generally, dividends may be paid out of earned surplus without approval with 30 days' prior written notice within certain limits. The limits are generally based on the greater of 10% of the prior year statutory surplus or prior year statutory net income. Dividends in excess of the prescribed limits or the subsidiary's earned surplus require formal state insurance commission approval. Based on statutory limits as of December 31, 2001, the Corporation is able to receive approximately $470.0 in dividends from its subsidiaries in 2002 without obtaining prior regulatory approval.

NOTE 14 - STATUTORY FINANCIAL INFORMATION

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

Statutory net income (loss) and equity are as follows:

STATUTORY NET INCOME (LOSS)

YEAR ENDED DECEMBER 31                           2001         2000         1999
                                              -------       ------       ------
Property & Casualty                           $(218.2)      $155.2       $296.6
Life                                            132.0         85.6        114.0
                                              =======       ======       ======

STATUTORY SHAREHOLDER'S EQUITY

DECEMBER 31                                                   2001         2000
                                                          --------     --------
Property & Casualty                                       $2,266.9     $2,286.8
Life                                                         782.9        706.0
                                                          ========     ========

The NAIC revised the Accounting Practices and Procedures Manual in a process referred to as Codification effective January 1, 2001. The domiciliary states of the Corporation's insurance subsidiaries have adopted the provisions of the revised manual. The revised manual has changed, to some extent, prescribed statutory accounting practices and resulted in changes to the accounting practices that the Corporation's insurance subsidiaries use to prepare their statutory-basis financial statements. Upon adoption, SAFECO's property and casualty insurance companies statutory surplus increased by $207.4 and the life insurance companies by $45.3. Nearly all of the increase in the amount of statutory surplus relates to the recording of deferred tax assets that were not recorded in the statutory basis financial statements under the prior statutory accounting guidance.

NOTE 15 - SEGMENT INFORMATION

The operating segments presented are based on SAFECO's internal reporting structure and how management analyzes the operating results. These segments generally represent groups of related products.

Property & Casualty's operations include four main reportable underwriting segments. The underwriting segments are Personal Lines, Commercial Lines, Surety and Other. Personal Lines is further split into Personal Auto, Homeowners and Specialty. Commercial Lines is further split into Business Insurance and Commercial Insurance. Business Insurance delivers insurance products and services to small-to-medium sized businesses, while Commercial Insurance delivers insurance products and services to medium-to-large complex commercial clients. The operating results for Business Insurance and Commercial Insurance will be combined beginning in 2002.

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

                                   Underwriting         Net       Pretax    Realized          Net
                                           Gain  Investment       Income        Gain       Income       Total
2001                    Revenues*        (Loss)     Income*      (Loss)+     (Loss)*       (Loss)      Assets
----                    ---------  ------------  ----------    ---------    --------    ---------   ---------
PROPERTY & CASUALTY
Personal Lines
    Personal Auto        $1,767.4      $  (80.5)   $  127.3     $   46.8    $   43.0                 $3,149.3
    Homeowners              740.6        (205.6)       56.5       (149.1)       20.0                  1,444.8
    Specialty               201.6           3.9        19.3         23.2         8.1                    482.9

Commercial Lines
    Business Insurance    1,033.0        (163.2)      126.5        (36.7)       35.1                  3,334.5
    Commercial
       Insurance            627.7        (276.2)       93.1       (183.1)       22.5                  2,328.8

Surety                       95.6           2.4         9.9         12.3         6.0                    275.7
Other                         6.9        (118.3)       25.1       (104.2)        4.1                    214.3
Write-off of Goodwill         --             --          --     (1,165.2)         --                       --
Restructuring Charges         --             --          --        (44.3)         --                       --
                         --------      --------    --------    ---------    --------                ---------
Total                     4,472.8      $ (837.5)      457.7     (1,600.3)      138.8    $(1,024.3)   11,230.3
                         --------      --------    --------    ---------    --------                ---------

LIFE & INVESTMENTS+
Retirement Services          27.9                     339.2         15.6       (29.2)                 6,252.4
Income Annuities              0.4                     529.6         47.8        10.6                  6,832.6
Group                       332.5                       3.7         26.6        (1.6)                   172.5
Individual                  141.1                     226.7         22.8        (7.4)                 3,875.5
Asset Management             33.6                       2.3          8.0          --                     69.3
Other                       101.5                      78.8         76.7         5.1                  1,239.1
Write-off of Goodwill         --                         --        (48.9)         --                       --
                         --------                  --------    ---------    --------                ---------
Total                       637.0                   1,180.3        148.6       (22.5)       72.5     18,441.4
                         --------                  --------    ---------    --------                ---------

Discontinued Credit
    Operations                --                         --           --          --         4.2           --
Gain on Sale of Credit
    Operations                --                         --           --          --        54.0           --
Cumulative Effect of
    Change in Accounting
    Principle                 --                         --           --          --        (2.1)          --
Corporate                    10.4                      11.3        (54.6)      (23.3)      (93.5)       420.8
                         --------                  --------    ---------    --------    --------    ---------
Consolidated Totals      $5,120.2                  $1,649.3    $(1,506.3)   $   93.0    $ (989.2)   $30,092.5
                         ========   ========       ========    =========    ========    ========    =========

* Revenues combined with Net Investment Income and Realized Gain equal Total Revenue on the Consolidated Statements of Income (Loss).

+ Earnings before realized gains (losses), distributions on capital securities and income taxes. This is a standard industry measurement and is used by management as the key measurement of segment profit or loss. It is presented as a supplement to net income as a measure of profitability. Property and Casualty's pretax income amounts include goodwill amortization expense of $11.0, $44.0 and $43.8 for 2001, 2000 and 1999, respectively.

+ Effective December 31, 2001, SAFECO's asset management companies and Talbot Financial Corporation are reported as part of the Life & Investments operating results.

                                   Underwriting         Net       Pretax    Realized         Net
                                           Gain  Investment       Income        Gain      Income        Total
2000                    Revenues*        (Loss)     Income*      (Loss)+     (Loss)*      (Loss)       Assets
----                    ---------  ------------  ----------      -------    --------      ------     --------
PROPERTY & CASUALTY
Personal Lines
    Personal Auto        $1,723.6      $ (123.0)   $  125.3      $   2.3      $ 45.9                 $3,146.0
    Homeowners              729.8        (116.7)       52.9        (63.8)       21.5                  1,382.7
    Specialty               186.7          18.2        16.3         34.5         8.2                    419.8

Commercial Lines
    Business Insurance    1,171.7        (155.3)      145.1        (10.2)       43.6                  3,814.5
    Commercial
       Insurance            683.4        (155.7)       98.5        (57.2)       26.6                  2,492.0
Surety                       61.6          11.7         3.6         15.3         4.2                    138.0
Other                         6.6          (1.1)       18.8        (26.3)        4.4                    405.2
                         --------      --------    --------      -------      ------                 --------
Total                     4,563.4      $ (521.9)      460.5       (105.4)      154.4      $ 89.5     11,798.2
                         --------      --------    --------      -------      ------                 --------

LIFE & INVESTMENTS+
Retirement Services          36.8                     392.5         30.0       (25.4)                 6,169.1
Income Annuities              1.2                     495.8         26.4        17.5                  6,605.7
Group                       313.6                       2.0          4.3        (3.5)                   192.2
Individual                  133.8                     206.9         24.6        (3.2)                 3,615.0
Asset Management             37.0                       5.9         13.0          --                     68.7
Other                        95.8                      78.4         70.2        (1.6)                 1,192.0
                         --------                  --------      -------      ------                 --------
Total                       618.2                   1,181.5        168.5       (16.2)       97.2     17,842.7
                         --------                  --------      -------      ------                 --------

Discontinued Credit
    Operations                --                         --           --          --        12.7        481.2
Corporate                    20.5                      (8.5)       (63.2)        1.3       (84.8)       135.6
                         --------                  --------      -------      ------      ------     --------
Consolidated Totals      $5,202.1                  $1,633.5      $  (0.1)     $139.5      $114.6     $30,257.7
                         ========   ========       ========      =======      ======      ======     =========

* Revenues combined with Net Investment Income and Realized Gain equal Total Revenue on the Consolidated Statements of Income (Loss).

+ Earnings before realized gains (losses), distributions on capital securities and income taxes. This is a standard industry measurement and is used by management as the key measurement of segment profit or loss. It is presented as a supplement to net income as a measure of profitability. Property and Casualty's pretax income amounts include goodwill amortization expense of $11.0, $44.0 and $43.8 for 2001, 2000 and 1999, respectively.

+ Effective December 31, 2001, SAFECO's asset management companies and Talbot Financial Corporation are reported as part of the Life & Investments operating results. Prior year information has been reclassified to conform to the current year presentation.

                                 Underwriting         Net       Pretax    Realized         Net
                                         Gain  Investment       Income        Gain      Income         Total
1999                  Revenues*        (Loss)     Income*      (Loss)+     (Loss)*      (Loss)        Assets
----                  ---------  ------------  ----------     --------    --------    --------    ----------
PROPERTY & CASUALTY
Personal Lines
    Personal Auto      $1,725.6      $  (63.3)   $  131.0     $   67.7    $   27.2                $ 3,238.9
    Homeowners            708.3         (48.2)       51.9          3.7        12.4                  1,345.6
    Specialty             177.7          20.6        15.8         36.4         4.6                    402.0

Commercial Lines
    Business Insurance  1,017.6        (183.4)      141.7        (41.7)       22.4                  3,705.8
    Commercial
       Insurance          686.4        (107.6)       97.2        (10.4)       15.7                  2,434.6
Surety                     59.4          15.2         3.0         18.2         2.4                     99.8
Other                       7.9            --        21.7        (22.1)        2.6                    486.7
                       --------      --------    --------     --------    --------                ----------
Total                   4,382.9      $ (366.7)      462.3         51.8        87.3    $  172.1     11,713.4
                       --------      --------    --------     --------    --------                ----------

LIFE & INVESTMENTS+
Retirement Services        32.9                     410.9         52.6        (1.0)                 7,204.8
Income Annuities            1.1                     486.6         42.2        (6.0)                 6,011.3
Group                     193.9                       1.8        (19.4)        0.3                    104.8
Individual                119.8                     144.7         30.1        (1.9)                 2,959.7
Asset Management           41.7                       2.6         13.6          --                     73.7
Other                      84.5                      76.6         76.0         1.7                  1,018.7
                       --------                  --------     --------    --------                ----------
Total                     473.9                   1,123.2        195.1        (6.9)      122.3     17,373.0
                       --------                  --------     --------    --------                ----------

Discontinued Credit
    Operations              --                         --           --          --        14.5        173.8
Corporate                  39.2                       2.8        (55.0)       37.3       (56.7)       (36.6)
                       --------                  --------     --------    --------    --------    ----------
Consolidated Totals    $4,896.0                  $1,588.3     $  191.9    $  117.7    $  252.2    $29,223.6
                       ========      ========    ========     ========    ========    ========    ==========

* Revenues combined with Net Investment Income and Realized Gain equal Total Revenue on the Consolidated Statements of Income (Loss).

+ Earnings before realized gains (losses), distributions on capital securities and income taxes. This is a standard industry measurement and is used by management as the key measurement of segment profit or loss. It is presented as a supplement to net income as a measure of profitability. Property and Casualty's pretax income amounts include goodwill amortization expense of $11.0, $44.0 and $43.8 for 2001, 2000 and 1999, respectively.

+ Effective December 31, 2001, SAFECO's asset management companies and Talbot Financial Corporation are reported as part of the Life & Investments operating results. Prior year information has been reclassified to conform to the current year presentation.

COMBINED STATEMENTS OF INCOME (LOSS)
Property & Casualty Operations*
Supplemental Segment Data

YEAR ENDED DECEMBER 31                                                      2001         2000         1999
                                                                      ----------    ---------    ---------
Earned Premiums                                                       $  4,472.8    $ 4,563.4    $ 4,382.9
                                                                      ----------    ---------    ---------
Losses and Expenses
    Losses and Loss Adjustment Expenses                                  3,964.2      3,770.0      3,431.8
    Commissions                                                            709.8        689.1        714.1
    Personnel Costs                                                        345.9        342.5        322.6
    Taxes Other than Payroll and Income Taxes                              113.3        116.3        123.2
    Dividends to Policyholders                                               5.5          9.5         10.5
    Other Operating Expenses                                               182.3        144.6        164.7
    Amortization of Deferred Policy Acquisition Costs                      792.2        796.6        793.0
    Deferral of Policy Acquisition Costs                                  (802.9)      (783.3)      (810.3)
                                                                      ----------    ---------    ---------
Total                                                                    5,310.3      5,085.3      4,749.6
                                                                      ----------    ---------    ---------
Underwriting Loss                                                         (837.5)      (521.9)      (366.7)
Net Investment Income                                                      457.7        460.5        462.3
Goodwill Amortization                                                      (11.0)       (44.0)       (43.8)
Write-off of Goodwill+                                                  (1,165.2)          --           --
Restructuring Charges                                                      (44.3)          --           --
                                                                      ----------    ---------    ---------
Income (Loss) Before Realized Gain and Income Taxes+                    (1,600.3)      (105.4)        51.8
Realized Gain from Security Investments Before Income Taxes                138.8        154.4         87.3
                                                                      ----------    ---------    ---------
Income (Loss) Before Income Taxes                                       (1,461.5)        49.0        139.1
Benefit for Income Taxes
    (Including tax provision on realized gain: $47.8; $54.3; $30.0)       (437.2)       (40.5)       (33.0)
                                                                      ----------    ---------    ---------
Net Income (Loss)                                                     $ (1,024.3)   $    89.5    $   172.1
                                                                      ==========    =========    =========

* SAFECO Insurance Company of America/General Insurance Company of America/ First National Insurance Company of America/SAFECO National Insurance Company/SAFECO Insurance Company of Illinois/SAFECO Insurance Company of Oregon/SAFECO Management Corporation/SAFECO Surplus Lines Insurance Company/SAFECO Insurance Company of Pennsylvania/Insurance Company of Illinois/SAFECO Lloyds Insurance Company/American States Insurance Company/American Economy Insurance Company/American States Preferred Insurance Company/American States Insurance Company of Texas/American States Lloyds Insurance Company/F.B. Beattie & Company, Inc./SAFECO Financial Institution Solutions, Inc./R.F. Bailey Holdings, Ltd./SAFECO UK, Ltd.

+ In 2001, SAFECO changed its method of assessing recoverability of goodwill from an undiscounted cash flow approach to the market value approach which resulted in the write-off of goodwill in the amount of $1,152.1 pretax. An additional pretax write-off of $13.1 occurred during the fourth quarter.

+ Income (Loss) Before Realized Gain and Income Taxes is a standard industry measurement used by management to analyze income from core operations and is presented to supplement net income as a measure of profitability.

COMBINED STATEMENTS OF INCOME
Life & Investments Operations*++
Supplemental Segment Data

YEAR ENDED DECEMBER 31                                                      2001         2000         1999
                                                                        --------     --------     --------
Premiums and Other Revenue                                              $  637.0     $  618.2     $  473.9
Net Investment Income                                                    1,180.3      1,181.5      1,123.2
                                                                        --------     --------     --------
Total                                                                    1,817.3      1,799.7      1,597.1
                                                                        --------     --------     --------
Benefits and Expenses
    Policy Benefits                                                      1,234.9      1,232.2      1,072.2
    Commissions                                                            108.4        105.8         82.2
    Personnel Costs                                                        150.5        142.3        125.4
    Taxes Other than Payroll and Income Taxes                               13.6         24.4         26.3
    Other Operating Expenses                                               137.1        141.0        105.3
    Amortization of Deferred Policy Acquisition Costs                       32.3         37.6         47.1
    Deferral of Policy Acquisition Costs                                   (57.0)       (52.1)       (56.5)
    Write-off of Goodwill+                                                  48.9           --           --
                                                                        --------     --------     --------
Total                                                                    1,668.7      1,631.2      1,402.0
                                                                        --------     --------     --------
Income Before Realized Investment Loss and Income Taxes+                   148.6        168.5        195.1
Realized Loss from Security Investments Before Income Taxes                (22.5)       (16.2)        (6.9)
                                                                        --------     --------     --------
Income Before Income Taxes                                                 126.1        152.3        188.2
Provision for Income Taxes
    (Including tax benefit on realized loss: $8.1; $5.7; $2.3)              51.9         55.1         65.9
                                                                        --------     --------     --------
Income before Cumulative Effect of Change in Accounting Principle           74.2         97.2        122.3
Cumulative Effect of Change in Accounting Principle                         (1.7)          --           --
                                                                        --------     --------     --------
Net Income                                                              $   72.5     $   97.2     $  122.3
                                                                        ========     ========     ========

* SAFECO Life Insurance Company/First SAFECO National Life Insurance Company of New York/SAFECO National Life Insurance Company/American States Life Insurance Company/Medical Risk Managers, Inc./SAFECO Administrative Services, Inc./Employee Benefit Claims of Wisconsin, Inc./Wisconsin Pension and Group Services, Inc./SAFECO Assigned Benefits Service Company/ SAFECO Asset Management Company/SAFECO Securities, Inc./SAFECO Services Corporation/SAFECO Trust Company/SAFECO Investment Services, Inc./
   Talbot Financial Corporation.

+ In 2001, SAFECO changed its method of assessing recoverability of goodwill from an undiscounted cash flow approach to the market value approach which resulted in the write-off of goodwill in the amount of $48.9 pretax.

+ Income Before Realized Loss and Income Taxes is a standard industry measurement used by management to analyze income from core operations and is presented to supplement net income as a measure of profitability.

++ Effective December 31, 2001, SAFECO's asset management companies and Talbot
   Financial Corporation are reported as part of the Life & Investments operating results. Prior year information has been reclassified to conform to the current year presentation.

NOTE 16 - QUARTERLY RESULTS OF OPERATIONS (Unaudited)

                                                First       Second        Third        Fourth
                                              Quarter      Quarter      Quarter       Quarter       Annual
                                            ---------    ---------    ---------     ---------    ---------
REVENUES
    2001                                    $ 1,732.9    $ 1,715.7    $ 1,708.1     $ 1,705.8    $ 6,862.5
    2000                                      1,730.0      1,734.3      1,769.9       1,740.9      6,975.1
    1999                                      1,639.3      1,639.2      1,642.0       1,681.5      6,602.0

NET INCOME (LOSS)
    2001*                                   $  (882.8)   $   (14.4)   $  (100.6)    $     8.6    $  (989.2)
    2000                                         29.8         29.1         45.5          10.2        114.6
    1999                                        118.5         73.1         16.1          44.5        252.2

NET INCOME (LOSS) PER SHARE
    2001*                                   $   (6.91)   $    (.11)   $    (.79)    $     .06    $   (7.75)
    2000                                          .23          .23          .36           .08          .90
    1999                                          .87          .54          .12           .34         1.90
                                            =========    =========    =========     =========    =========

* Included in the 2001 income (loss) amounts are the following:

     First quarter - goodwill write-off of $1,201.0 ($917.0 after tax, $7.17 per share)

     Third quarter - Property & Casualty's loss reserve strengthening of $240.0
          ($156.0 after tax, $1.22 per share) and restructuring charges of $31.8 ($20.7 after tax, $0.16 per share)

     Fourth quarter - goodwill write-off of $13.1 ($8.5 after tax, $0.07 per share) and restructuring charges of $12.5 ($8.1 after tax, $0.06 per share)

SAFECO Corporation and Subsidiaries

--------------------------------------------------------------------------------
STATEMENTS OF INCOME (LOSS) - SUPPLEMENTAL CONSOLIDATING INFORMATION (UNAUDITED)
--------------------------------------------------------------------------------

                                                         Property &       Life &
YEAR ENDED DECEMBER 31, 2001                               Casualty  Investments     Corporate  Consolidated
                                                         ----------  -----------     ---------  ------------
(In Millions)
REVENUES

Insurance

    Property & Casualty Earned Premiums                  $  4,472.8    $      --     $      --     $ 4,472.8
    Life & Investments Premiums & Other Revenues                --         637.0            --         637.0
                                                         ----------    ---------     ---------     ---------
Total                                                       4,472.8        637.0            --       5,109.8
Other                                                           --            --          10.4          10.4
Net Investment Income                                         457.7      1,180.3          11.3       1,649.3
Realized Investment Gain (Loss)                               138.8        (22.5)        (23.3)         93.0
                                                         ----------    ---------     ---------     ---------
Total                                                       5,069.3      1,794.8          (1.6)      6,862.5
                                                         ----------    ---------     ---------     ---------

EXPENSES

Losses, Loss Adjustment Expenses and Policy Benefits        3,964.2      1,234.9            --       5,199.1
Commissions                                                   709.8        108.4            --         818.2
Personnel Costs                                               345.9        150.5            --         496.4
Interest                                                        --           2.1          63.6          65.7
Goodwill and Intangibles Amortization                          11.0         15.7            --          26.7
Other                                                         301.1        132.9          12.7         446.7
Amortization of Deferred Policy Acquisition Costs             792.2         32.3            --         824.5
Deferral of Policy Acquisition Costs                         (802.9)       (57.0)           --        (859.9)
Write-off of Goodwill                                       1,165.2         48.9            --       1,214.1
Restructuring Charges                                          44.3           --            --          44.3
                                                         ----------    ---------     ---------     ---------
Total                                                       6,530.8      1,668.7          76.3       8,275.8
                                                         ----------    ---------     ---------     ---------

Income (Loss) from Continuing Operations Before
    Income Taxes                                           (1,461.5)       126.1         (77.9)     (1,413.3)
                                                         ----------    ---------     ---------     ---------

Provision (Benefit) for Income Taxes
    Current                                                   (69.5)        82.9         (21.0)         (7.6)
    Deferred                                                 (367.7)       (31.0)         (6.5)       (405.2)
                                                         ----------    ---------     ---------     ---------
Total                                                        (437.2)        51.9         (27.5)       (412.8)
                                                         ----------    ---------     ---------     ---------
Income (Loss) from Continuing Operations before
    Distributions on Capital Securities                    (1,024.3)        74.2         (50.4)     (1,000.5)
Distributions on Capital Securities, Net of Tax                 --            --         (44.8)        (44.8)
                                                         ----------    ---------     ---------     ---------
Income (Loss) from Continuing Operations                   (1,024.3)        74.2         (95.2)     (1,045.3)
                                                         ----------    ---------     ---------     ---------
Income from Discontinued Credit Operations, Net of Tax          --            --           4.2           4.2
Gain from Sale of Credit Operations, Net of Tax                 --            --          54.0          54.0
                                                         ----------    ---------     ---------     ---------
Total Income from Discontinued Operations                       --            --          58.2          58.2
                                                         ----------    ---------     ---------     ---------
Income (Loss) before Cumulative Effect of Change
    in Accounting Principle                                (1,024.3)        74.2         (37.0)       (987.1)
Cumulative Effect of Change in Accounting
    Principle, Net of Tax                                       --          (1.7)         (0.4)         (2.1)
                                                         ----------    ---------     ---------     ---------
Net Income (Loss)                                        $ (1,024.3)   $    72.5     $   (37.4)    $  (989.2)
                                                         ==========    =========     =========     =========

SAFECO Corporation and Subsidiaries

--------------------------------------------------------------------------------
BALANCE SHEETS - SUPPLEMENTAL CONSOLIDATING INFORMATION (UNAUDITED)
--------------------------------------------------------------------------------

                                                         Property &      Life &
DECEMBER 31, 2001                                          Casualty  Investments     Corporate  Consolidated
(In Millions)                                            ----------  -----------     ---------  ------------

ASSETS

Investments
    Fixed Maturities Available-for-Sale, at Fair Value   $  6,520.1    $14,877.8     $    46.2     $21,444.1
    Marketable Equity Securities, at Fair Value             1,482.6         67.8          46.0       1,596.4
    Mortgage Loans                                             61.6        946.7         (84.1)        924.2
    Other Investment Assets                                    38.8        132.0          66.1         236.9
    Short-Term Investments                                    354.0        262.4          56.5         672.9
                                                         ----------    ---------     ---------     ---------
    Total Investments                                       8,457.1     16,286.7         130.7      24,874.5
Cash                                                          173.2         88.7           7.4         269.3
Accrued Investment Income                                     100.8        220.5           2.5         323.8
Premiums and Service Fees Receivable                          945.2         27.8            --         973.0
Other Notes and Accounts Receivable                             4.3         52.4         106.7         163.4
Deferred Income Tax Recoverable                               336.5           --         (17.5)        319.0
Reinsurance Recoverables                                      433.1         90.1            --         523.2
Deferred Policy Acquisition Costs                             322.7        304.1            --         626.8
Land, Buildings and Equipment for Company Use
    (At cost less accumulated depreciation)                   327.6          5.1         219.3         552.0
Goodwill and Intangibles (At cost less accumulated
    amortization)                                               6.0         89.0            --          95.0
Other Assets                                                  123.8         68.9         (28.3)        164.4
Separate Account Assets                                         --       1,208.1            --       1,208.1
                                                         ----------    ---------     ---------     ---------
Total Assets                                             $ 11,230.3    $18,441.4     $   420.8     $30,092.5
                                                         ==========    =========     =========     =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Losses and Loss Adjustment Expenses                      $  5,053.7    $    64.7     $      --     $ 5,118.4
Life Policy Liabilities                                         --         327.1            --         327.1
Unearned Premiums                                           1,772.9          9.3            --       1,782.2
Funds Held Under Deposit Contracts                              --      14,624.2            --      14,624.2

Debt
    Commercial Paper                                            --            --         299.0         299.0
    7.875% Medium-Term Notes Due 2003                           --            --         323.0         323.0
    7.875% Notes Due 2005                                       --            --         200.0         200.0
    6.875% Notes Due 2007                                       --            --         200.0         200.0
    Other                                                       --          15.6          59.0          74.6
Other Liabilities                                             955.2        305.0         162.8       1,423.0

Income Taxes
    Current Income Taxes                                        6.4          4.2          24.3          34.9
    Deferred Income Taxes                                       --          96.6         (96.6)           --
Separate Account Liabilities                                    --       1,208.1            --       1,208.1
                                                         ----------    ---------     ---------     ---------
Total Liabilities                                           7,788.2     16,654.8       1,171.5      25,614.5
                                                         ----------    ---------     ---------     ---------
Capital Securities                                              --            --         843.4         843.4
                                                         ----------    ---------     ---------     ---------
Common Stock                                                   37.9          7.5         796.5         841.9
Additional Paid-in Capital                                  3,269.1        319.2      (3,588.3)           --
Retained Earnings                                            (495.2)     1,176.0       1,195.1       1,875.9
Accumulated Other Comprehensive Income, Net of Tax            630.3        283.9           2.6         916.8
                                                         ----------    ---------     ---------     ---------
Total Shareholders' Equity                                  3,442.1      1,786.6      (1,594.1)      3,634.6
                                                         ----------    ---------     ---------     ---------
Total Liabilities and Shareholders' Equity               $ 11,230.3    $18,441.4     $   420.8     $30,092.5
                                                         ==========    =========     =========     =========

SAFECO Corporation and Subsidiaries

--------------------------------------------------------------------------------
BALANCE SHEETS - SUPPLEMENTAL CONSOLIDATING INFORMATION (UNAUDITED)
--------------------------------------------------------------------------------

                                                         Property &       Life &
DECEMBER 31, 2000                                          Casualty  Investments     Corporate  Consolidated
-----------------                                        ----------  -----------     ---------  ------------
(In Millions)
ASSETS

Investments
    Fixed Maturities Available-for-Sale, at Fair Value   $ 6,347.4    $14,420.0     $    62.8     $20,830.2
    Marketable Equity Securities, at Fair Value            1,695.0         57.9          62.5       1,815.4
    Mortgage Loans                                            58.9        848.1         (84.0)        823.0
    Other Investment Assets                                   16.6         95.2          48.5         160.3
    Short-Term Investments                                   172.6        154.6        (144.9)        182.3
                                                         ---------    ---------     ---------     ---------
    Total Investments                                      8,290.5     15,575.8         (55.1)     23,811.2
Cash                                                         134.0         51.8           0.5         186.3
Accrued Investment Income                                    101.8        224.8           1.2         327.8
Premiums and Service Fees Receivable                         993.9         68.4           0.7       1,063.0
Other Notes and Accounts Receivable                            --          25.1          12.5          37.6
Reinsurance Recoverables                                     362.5         99.2            --         461.7
Deferred Policy Acquisition Costs                            312.1        293.3            --         605.4
Land, Buildings and Equipment for Company Use
    (At cost less accumulated depreciation)                  258.2          6.0         175.9         440.1
Goodwill and Intangibles (At cost less accumulated
    amortization)                                          1,163.1        144.3            --       1,307.4
Other Assets                                                 182.1         78.9          (0.1)        260.9
Net Assets of Discontinued Credit Operations                   --            --         481.2         481.2
Separate Account Assets                                        --       1,275.1            --       1,275.1
                                                         ---------    ---------     ---------     ---------
Total Assets                                             $11,798.2    $17,842.7     $   616.8     $30,257.7
                                                         =========    =========     =========     =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Losses and Loss Adjustment Expenses                      $ 4,612.7    $    74.2     $      --     $ 4,686.9
Life Policy Liabilities                                        --         342.1            --         342.1
Unearned Premiums                                          1,826.9          9.6            --       1,836.5
Funds Held Under Deposit Contracts                             --      14,085.7            --      14,085.7

Debt
    Commercial Paper                                           --            --         349.8         349.8
    7.875% Medium-Term Notes Due 2003                          --            --         300.0         300.0
    7.875% Notes Due 2005                                      --            --         200.0         200.0
    6.875% Notes Due 2007                                      --            --         200.0         200.0
    Other                                                      --          21.5          59.2          80.7
Other Liabilities                                            836.1        368.1          64.9       1,269.1

Income Taxes
    Current Income Taxes                                     (10.7)        36.5            --          25.8
    Deferred Income Taxes                                    132.7         13.6         (79.1)         67.2
Separate Account Liabilities                                   --       1,275.1            --       1,275.1
                                                         ---------    ---------     ---------     ---------
Total Liabilities                                          7,397.7     16,226.4       1,094.8      24,718.9
                                                         ---------    ---------     ---------     ---------
Capital Securities                                             --            --         843.0         843.0
                                                         ---------    ---------     ---------     ---------
Common Stock                                                  37.9          7.5         789.1         834.5
Additional Paid-in Capital                                 3,000.5        319.2      (3,319.7)           --
Retained Earnings                                            543.5      1,219.0       1,203.9       2,966.4
Accumulated Other Comprehensive Income, Net of Tax           818.6         70.6           5.7         894.9
                                                         ---------    ---------     ---------     ---------
Total Shareholders' Equity                                 4,400.5      1,616.3      (1,321.0)      4,695.8
                                                         ---------    ---------     ---------     ---------
Total Liabilities and Shareholders' Equity               $11,798.2    $17,842.7     $   616.8     $30,257.7
                                                         =========    =========     =========     =========

SAFECO Corporation and Subsidiaries

--------------------------------------------------------------------------------
STATEMENTS OF CASH FLOWS - SUPPLEMENTAL CONSOLIDATING INFORMATION (UNAUDITED)
--------------------------------------------------------------------------------


                                                         Property &       Life &
YEAR ENDED DECEMBER 31, 2001                               Casualty  Investments     Corporate  Consolidated
----------------------------                             ----------  -----------     ---------  ------------
(In Millions)

OPERATING ACTIVITIES
Insurance Premiums Received                              $  4,489.9    $   383.9     $      --     $ 4,873.8
Dividends and Interest Received                               462.6      1,067.0          17.5       1,547.1
Other Operating Receipts                                        --         178.7          11.5         190.2
Insurance Claims and Policy Benefits Paid                  (3,574.9)      (499.6)           --      (4,074.5)
Underwriting, Acquisition and Insurance Operating Costs
   Paid                                                    (1,426.5)      (305.4)        (19.2)     (1,751.1)
Interest Paid and Distributions on Capital Securities           --          (2.0)       (125.1)       (127.1)
Other Operating Costs Paid                                      --         (97.0)          8.7         (88.3)
Income Taxes Refunded (Paid)                                   85.9       (110.4)        (16.8)        (41.3)
                                                         ----------    ---------     ---------     ---------
Net Cash Provided by (Used in) Operating Activities            37.0        615.2        (123.4)        528.8
                                                         ----------    ---------     ---------     ---------

INVESTING ACTIVITIES
Purchases of
    Fixed Maturities                                       (1,107.0)    (2,867.3)        (14.2)     (3,988.5)
    Equities                                                 (329.7)       (21.4)        (13.5)       (364.6)
    Other Investment Assets                                   (24.8)      (266.2)        (10.2)       (301.2)
Maturities of Fixed Maturities                                232.1      1,211.6            --       1,443.7

Sales of
    Fixed Maturities                                          683.1      1,676.5          58.4       2,418.0
    Equities                                                  398.9         11.1          27.6         437.6
    Other Investment Assets                                    90.0        154.4          13.2         257.6
Net Increase in Short-Term Investments                        (90.5)       (73.4)       (272.2)       (436.1)
Proceeds from Sale of Credit Operations                         --            --         250.0         250.0
Other                                                         (71.6)        (0.6)         (3.3)        (75.5)
                                                         ----------    ---------     ---------     ---------
Net Cash Used in Investing Activities                        (219.5)      (175.3)         35.8        (359.0)
                                                         ----------    ---------     ---------     ---------

FINANCING ACTIVITIES
Funds Received Under Deposit Contracts                          --       1,051.1            --       1,051.1
Return of Funds Held under Deposit Contracts                    --      (1,301.1)           --      (1,301.1)
Repayment of Notes and Mortgage Borrowings                      --          (6.0)         (0.2)         (6.2)
Net Proceeds from (Repayment of) Short-Term Borrowings          --           4.2         (50.8)        (46.6)
Common Stock Reacquired                                         --            --          (8.1)         (8.1)
Dividends Paid to Shareholders                                (14.4)      (114.8)         11.1        (118.1)
Capital Contribution                                          254.1           --        (254.1)           --
Other                                                         (18.0)       (36.4)         68.4          14.0
                                                         ----------    ---------     ---------     ---------
Net Cash Provided by (Used in) Financing Activities           221.7       (403.0)       (233.7)       (415.0)
                                                         ----------    ---------     ---------     ---------

Cash Provided by Discontinued Credit Operations                 --            --         328.2         328.2
                                                         ----------    ---------     ---------     ---------

Net increase in Cash                                           39.2         36.9           6.9          83.0

Cash at Beginning of Year                                     134.0         51.8           0.5         186.3
                                                         ----------    ---------     ---------     ---------

Cash at End of Year                                      $    173.2    $    88.7     $     7.4     $   269.3
                                                         ==========    =========     =========     =========

SAFECO Corporation and Subsidiaries

--------------------------------------------------------------------------------
STATEMENTS OF CASH FLOWS - SUPPLEMENTAL CONSOLIDATING INFORMATION - RECONCILIATION OF NET INCOME (LOSS) TO NET CASH PROVIDED BY OPERATING ACTIVITIES (UNAUDITED)
--------------------------------------------------------------------------------

                                                         Property &       Life &
YEAR ENDED DECEMBER 31, 2001                               Casualty  Investments     Corporate  Consolidated
----------------------------                             ----------  -----------     ---------  ------------
(In Millions)
Net Income (Loss)                                         $ (1,024.3)  $    72.5     $   (37.4)    $  (989.2)
                                                          ----------   ---------     ---------     ---------

ADJUSTMENTS TO RECONCILE NET INCOME (LOSS)
    TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Income from Discontinued Credit Operations, Net of Tax            --          --          (4.2)         (4.2)
Cumulative Effect of Change in Accounting Principle,
    Net of Tax                                                    --         1.7           0.4           2.1
Gain from Sale of Credit Operations, Net of Tax                   --          --         (54.0)        (54.0)
Realized Investment Gain (Loss)                               (138.8)       22.5          23.3         (93.0)
Amortization and Depreciation                                   58.4        24.1           4.6          87.1
Amortization of Fixed Maturity Investments                     (11.8)      (50.2)           --         (62.0)
Deferred Income Tax Benefit                                   (367.7)      (31.0)         (6.5)       (405.2)
Interest Expense on Deposit Contracts                             --       732.0            --         732.0
Write-off of Goodwill                                        1,165.2        48.9            --       1,214.1
Other Adjustments                                                 --       (77.0)         (2.9)        (79.9)

Changes in
    Losses and Loss Adjustment Expenses                        441.0        (9.5)           --         431.5
    Life Policy Liabilities                                       --       (15.0)           --         (15.0)
    Unearned Premiums                                          (54.0)       (0.3)           --         (54.3)
    Accrued Income Taxes                                        17.1       (32.3)         24.3           9.1
    Accrued Interest on Accrual Bonds                             --       (42.8)           --         (42.8)
    Accrued Investment Income                                    1.0         4.3          (1.3)          4.0
    Deferred Policy Acquisition Costs                          (10.6)      (10.8)           --         (21.4)
    Other Assets and Liabilities                               (38.5)      (21.9)        (69.7)       (130.1)
                                                          ----------   ---------     ---------     ---------
Total Adjustments                                            1,061.3       542.7         (86.0)      1,518.0
                                                          ----------   ---------     ---------     ---------
Net Cash Provided by Operating Activities                 $     37.0   $   615.2     $  (123.4)    $   528.8
                                                          ==========   =========     =========     =========

There were no significant non-cash financing or investing activities for the years ended December 31, 2001, 2000 and 1999.

SAFECO Corporation and Subsidiaries

--------------------------------------------------------------------------------
FINANCIAL SCHEDULES
--------------------------------------------------------------------------------

SAFECO Corporation and Subsidiaries

--------------------------------------------------------------------------------
SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN RELATED PARTIES    Schedule I
--------------------------------------------------------------------------------

TYPE OF INVESTMENTS

                                                                         Cost or                   Balance
                                                                       Amortized         Fair        Sheet
DECEMBER 31, 2001                                                           Cost        Value       Amount
-----------------                                                     ----------    ---------    ---------
(In Millions)
FIXED MATURITIES
Bonds
    U.S. Government & Agencies                                        $  1,408.1    $ 1,552.3    $ 1,552.3
    States and Political Subdivisions                                    2,887.1      3,142.2      3,142.2
    Foreign Governments                                                    290.8        350.4        350.4
    Public Utilities                                                     2,083.7      2,088.3      2,088.3
    Convertible Bonds                                                      124.1        135.3        135.3
    Mortgage-Backed Securities                                           4,582.3      4,760.1      4,760.1
    All Other Corporate Bonds                                            9,018.4      9,131.3      9,131.3
Redeemable Preferred Stocks                                                282.6        284.2        284.2
                                                                      ----------    ---------    ---------
Total Fixed Maturities(1)                                               20,677.1    $21,444.1     21,444.1
                                                                      ----------    =========    ---------

EQUITY SECURITIES
Common Stocks
    Public Utilities                                                        31.0    $    71.0         71.0
    Banks, Trust and Insurance Companies                                    46.0        141.4        141.4
    Industrial, Miscellaneous and All Other                                723.4      1,246.8      1,246.8
Non-Redeemable Preferred Stocks                                            140.1        137.2        137.2
                                                                      ----------    ---------    ---------
Total Equity Securities                                                    940.5    $ 1,596.4      1,596.4
                                                                      ----------    =========    ---------

OTHER
Mortgage Loans on Real Estate(1)                                           924.2                     924.2
Policy Loans                                                                91.0                      91.0
Other Investment Assets(1)                                                 104.2                     145.9
Short-Term Investments                                                     672.9                     672.9
                                                                      ----------                 ---------
Total Other                                                              1,792.3                   1,834.0
                                                                      ----------                 ---------
Total Investments                                                     $ 23,409.9                 $24,874.5
                                                                      ==========                 =========

(1) The carrying value of investments in fixed maturities, mortgage loans and real estate (included in other investment assets) that have not produced income for the last twelve months is less than one percent of the total of such investments at December 31, 2001.

SAFECO Corporation and Subsidiaries

--------------------------------------------------------------------------------
CONDENSED STATEMENTS OF INCOME (LOSS)                                Schedule II
CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT (Parent Company)
--------------------------------------------------------------------------------

YEAR ENDED DECEMBER 31                                                      2001         2000         1999
----------------------                                                ----------    ---------    ---------
(In Millions)
REVENUES

Dividends -  Nonaffiliates                                            $      1.5    $     1.9    $     2.3
Interest  -  Affiliates                                                     16.8         20.6          0.9
          -  Others                                                          1.1          4.9          7.0
Realized Investment Gain (Loss)                                            (13.0)         0.8         (0.5)
                                                                      ----------    ---------    ---------
Total                                                                        6.4         28.2          9.7
                                                                      ----------    ---------    ---------

EXPENSES

Interest (Includes Distributions on Capital Securities)                    147.8        157.6        140.9
Other                                                                        5.4          8.6          1.1
                                                                      ----------    ---------    ---------
Total                                                                      153.2        166.2        142.0
                                                                      ----------    ---------    ---------

Loss before Income Taxes                                                  (146.8)      (138.0)      (132.3)
Benefit for Income Taxes (Includes provision (benefit)
  on realized gain (loss): $(4.6); $0.3; $(0.2))                           (52.0)       (48.7)       (47.0)
                                                                      ----------    ---------    ---------
Loss from Continuing Operations                                            (94.8)       (89.3)       (85.3)
Income from Discontinued Credit Operations, Net of Tax                       4.2           --           --
Gain from Sale of Credit Operations, Net of Tax                             54.0           --           --
                                                                      ----------    ---------    ---------
Loss before Equity in Net Loss of Subsidiaries                             (36.6)       (89.3)       (85.3)
Equity in Net Income (Loss) of Subsidiaries                               (952.6)       203.9        337.5
                                                                      ----------    ---------    ---------
Consolidated Net Income (Loss)                                        $   (989.2)   $   114.6    $   252.2
                                                                      ==========    =========    =========

SAFECO Corporation and Subsidiaries

--------------------------------------------------------------------------------
CONDENSED BALANCE SHEETS                                             Schedule II
CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT (Parent Company)
--------------------------------------------------------------------------------

DECEMBER 31                                                                              2001         2000
-----------                                                                        ----------    ---------
(In Millions)
ASSETS

Investments

    Stock of Subsidiaries - At Cost Plus Equity in Undistributed Earnings          $  5,330.4    $ 6,226.9
    Fixed Maturities Available-for-Sale, at Market Value
      (Amortized cost: $4.2; $58.4)                                                       5.5         60.5
    Marketable Equity Securities, at Market Value (Cost: $27.8; $54.8)                   45.8         62.6
    Other Invested Assets                                                                23.0           --
    Short-Term Investments                                                                5.5         19.1
                                                                                   ----------    ---------
Total Investments                                                                     5,410.2      6,369.1

Cash                                                                                       --          0.1
Notes Receivable from Affiliated Companies                                                 --        300.0
Receivables from Affiliated Companies                                                   222.6          4.9
Income Tax Recoverable     - Current                                                       --          2.9
                           - Deferred                                                    52.5         47.4
Other Assets                                                                             13.0         24.4
                                                                                   ----------    ---------
Total Assets                                                                       $  5,698.3    $ 6,748.8
                                                                                   ----------    ---------

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest Payable                                                                   $     48.7    $    48.7
Payables to Affiliated Companies                                                          3.4          4.1
Other Liabilities                                                                        49.8         10.2
Current Income Taxes Payable                                                             22.8           --
Dividends Payable to Shareholders                                                        23.6         47.2
Debt
    Commercial Paper                                                                    299.0        349.8
    Medium-Term Notes Due 2002                                                           50.0         50.0
    7.875% Medium-Term Notes Due 2003                                                   323.0        300.0
    7.875% Notes Due 2005                                                               200.0        200.0
    6.875% Notes Due 2007                                                               200.0        200.0
    8.072% Junior Subordinated Debentures (Capital Securities)                          843.4        843.0
                                                                                   ----------    ---------
Total Liabilities                                                                     2,063.7      2,053.0
                                                                                   ----------    ---------

Preferred Stock, No Par Value
    Shares Authorized: 10
    Shares Issued and Outstanding: None
Common Stock, No Par Value
    Shares Authorized: 300
    Shares Reserved for Options: 6.4; 7.1
    Shares Issued and Outstanding: 127.7; 127.6                                         841.9        834.5
Retained Earnings                                                                     1,875.9      2,966.4
Accumulated Other Comprehensive Income, Net of Tax                                      916.8        894.9
                                                                                   ----------    ---------
Total Shareholders' Equity                                                            3,634.6      4,695.8
                                                                                   ----------    ---------
Total Liabilities and Shareholders' Equity                                         $  5,698.3    $ 6,748.8
                                                                                   ==========    =========

SAFECO Corporation and Subsidiaries

--------------------------------------------------------------------------------
CONDENSED STATEMENTS OF CASH FLOWS                                   Schedule II
CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT (Parent Company)
--------------------------------------------------------------------------------

YEAR ENDED DECEMBER 31                                                      2001         2000         1999
----------------------                                                ----------    ---------    ---------
(In Millions)
OPERATING ACTIVITIES
Dividends and Interest Received - Affiliates                          $    220.3    $   486.9    $   761.3
                                - Others                                    10.1          6.6         10.4
Interest Paid and Distributions on Capital Securities                     (147.5)      (150.1)      (143.4)
Other Operating Costs Paid                                                   6.0         (2.2)        (6.8)
Income Taxes Refunded (Paid)                                               (13.4)         6.6         50.0
                                                                      ----------    ---------    ---------
Net Cash Provided by Operating Activities                                   75.5        347.8        671.5
                                                                      ----------    ---------    ---------

INVESTING ACTIVITIES
Purchases of
    Fixed Maturities                                                        (4.1)       (14.9)          --
    Equities                                                               (13.6)       (93.8)        (0.1)
Maturities of Fixed Maturities                                                --         20.0         19.4
Sales of
    Fixed Maturities                                                        58.3         13.2           --
    Equities                                                                27.5         63.3          9.7
Funds Loaned to Affiliate                                                     --       (300.0)          --
Net Decrease in Short-Term Investments                                      13.6         43.7         19.5
Proceeds from Sale of Credit Operations                                    250.0           --           --
Funds Repaid by Affiliate                                                   96.1           --           --
Capital Contribution to Subsidiaries                                      (324.1)          --           --
Other                                                                       (9.7)          --           --
                                                                      ----------    ---------    ---------
Net Cash Provided by (Used in) Investing Activities                         94.0       (268.5)        48.5
                                                                      ----------    ---------    ---------

FINANCING ACTIVITIES
Proceeds from Medium-Term Notes                                               --        300.0           --
Net Repayment of Short Term Borrowings                                     (50.8)      (159.1)      (229.9)
Common Stock Reacquired                                                     (8.1)       (30.4)      (303.1)
Dividends Paid to Shareholders                                            (118.1)      (189.4)      (192.2)
Other                                                                        7.4         (0.4)         5.0
                                                                      ----------    ---------    ---------
Net Cash Used in Financing Activities                                     (169.6)       (79.3)      (720.2)
                                                                      ----------    ---------    ---------

Net Decrease in Cash                                                        (0.1)          --         (0.2)
Cash at Beginning of Year                                                    0.1          0.1          0.3
                                                                      ----------    ---------    ---------
Cash at End of Year                                                   $       --    $     0.1    $     0.1
                                                                      ==========    =========    =========

SAFECO Corporation and Subsidiaries

--------------------------------------------------------------------------------
CONDENSED STATEMENTS OF CASH FLOWS -                                 Schedule II
RECONCILIATION OF NET INCOME (LOSS) TO NET CASH PROVIDED BY OPERATING ACTIVITIES CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT (Parent Company)
--------------------------------------------------------------------------------

YEAR ENDED DECEMBER 31                                                      2001         2000         1999
----------------------                                                ----------    ---------    ---------
(In Millions)
Net Income (Loss)                                                     $   (989.2)   $   114.6    $   252.2
                                                                      ----------    ---------    ---------

ADJUSTMENTS TO RECONCILE NET INCOME (LOSS)
    TO NET CASH PROVIDED BY OPERATING ACTIVITIES

Equity in Net Income (Loss) of Consolidated Subsidiaries                   952.6       (203.9)      (337.5)
Dividends Received from Consolidated Subsidiaries                          207.6        465.1        746.1
Gain from Sale of Credit Operations, Net of Tax                            (54.0)          --           --
Realized Investment (Gain) Loss                                             13.0         (0.8)         0.5
Deferred Income Tax Benefit                                                (10.2)       (50.7)          --
Other                                                                       (0.3)         1.4          1.6
Changes in
    Accrued Income Taxes                                                    25.7          8.6          2.6
    Interest Payable                                                         --           6.9         (3.1)
    Other Assets and Liabilities                                           (69.7)         6.6          9.1
                                                                      ----------    ---------    ---------
Total Adjustments                                                        1,064.7        233.2        419.3
                                                                      ----------    ---------    ---------
Net Cash Provided by Operating Activities                             $     75.5    $   347.8    $   671.5
                                                                      ==========    =========    =========

There were no significant non-cash financing or investing activities for the years ended December 31, 2001, 2000 and 1999.

SAFECO Corporation and Subsidiaries

SUPPLEMENTAL INSURANCE INFORMATION

DECEMBER 31, 2001
---------------------------------------------------------------------------------------
(In Millions)
                                               Reserve for
                                             Future Policy
                                                 Benefits,
                                   Deferred        Losses,                Other Policy
                                     Policy         Claims                  Claims and
                                Acquisition       and Loss     Unearned       Benefits
SEGMENT                               Costs       Expenses     Premiums        Payable
                                -----------  -------------    ---------   ------------
PROPERTY & CASUALTY
Personal Lines

    Personal Auto                 $    64.4      $ 1,172.5    $   465.4
    Homeowners                         79.8          298.5        406.0
    Specialty                          24.6           98.3        119.8
Commercial Lines
    Business Insurance                 87.0        1,439.1        484.5
    Commercial Insurance               32.8        1,357.1        194.2
Surety                                 33.7           57.1         87.6
Other                                   0.4          631.1         15.4
Write-off of Goodwill                    --             --           --
Restructuring Charges                    --             --           --
                                  ---------      ---------    ---------      ---------
Total                                 322.7        5,053.7      1,772.9
                                  ---------      ---------    ---------      ---------

LIFE & INVESTMENTS*
Retirement Services                   120.2           14.7           --      $ 5,174.7
Income Annuities                         --             --           --        6,245.3
Group                                  16.5          142.0          2.3             --
Individual                            167.4          235.1          7.0        3,204.2
Asset Management                         --             --           --             --
Other                                    --             --           --             --
Write-off of Goodwill                    --             --           --             --
                                  ---------      ---------    ---------      ---------
Total                                 304.1          391.8          9.3       14,624.2
                                  ---------      ---------    ---------      ---------

Other and Eliminations                   --             --           --             --
                                  ---------      ---------    ---------      ---------
Consolidated Totals               $   626.8      $ 5,445.5    $ 1,782.2      $14,624.2
                                  =========      =========    =========      =========

* Effective December 31, 2001, SAFECO's asset management companies and Talbot Financial Corporation are reported as part of the Life & Investments operating results.

--------------------------------------------------------------------------------
                                                                    Schedule III
--------------------------------------------------------------------------------

YEAR ENDED DECEMBER 31, 2001
--------------------------------------------------------------------------------
    Premiums                 Benefits,   Amortization
         and                   Claims,    of Deferred
     Service          Net   Losses and         Policy       Other
         Fee   Investment   Adjustment    Acquisition   Operating    Net Written
    Revenues       Income     Expenses          Costs       Costs       Premiums
   ---------   ----------   ----------   ------------   ---------    -----------
   $ 1,767.4    $   127.3    $ 1,429.2      $   295.0   $   123.7      $ 1,795.2
       740.6         56.5        724.1          114.0       108.1          743.0
       201.6         19.3        130.1           36.1        31.5          204.2

     1,033.0        126.5        845.0          185.8       165.4          983.3
       627.7         93.1        684.1          115.4       104.4          575.7
        95.6          9.9         30.3           42.6        20.3          131.5
         6.9         25.1        121.4            3.3        11.5            6.3
          --           --           --             --     1,165.2             --
          --           --           --             --        44.3             --
   ---------    ---------    ---------      ---------   ---------      ---------
     4,472.8        457.7      3,964.2          792.2     1,774.4      $ 4,439.2
   ---------    ---------    ---------      ---------   ---------      ---------

        27.9        339.2        284.5           17.0        50.0
         0.4        529.6        463.9             --        18.3
       332.5          3.7        212.2            5.7        91.7
       141.1        226.7        274.3            9.6        61.1
        33.6          2.3           --             --        27.9
       101.5         78.8           --             --       103.6
          --           --           --             --        48.9
   ---------    ---------    ---------      ---------   ---------
       637.0      1,180.3      1,234.9           32.3       401.5
   ---------    ---------    ---------      ---------   ---------

          --         11.3           --             --        76.3
   ---------    ---------    ---------      ---------   ---------
   $ 5,109.8    $ 1,649.3    $ 5,199.1      $   824.5   $ 2,252.2
   =========    =========    =========      =========   =========

SAFECO Corporation and Subsidiaries

--------------------------------------------------------------------------------
SUPPLEMENTAL INSURANCE INFORMATION (continued)
--------------------------------------------------------------------------------

DECEMBER 31, 2000
--------------------------------------------------------------------------------
(In Millions)
                                          Reserve for
                                        Future Policy
                                            Benefits,
                             Deferred         Losses,               Other Policy
                               Policy          Claims                 Claims and
                           Acquisition       and Loss    Unearned       Benefits
SEGMENT                         Costs        Expenses    Premiums        Payable
-------                    -----------  -------------   ---------   ------------
PROPERTY & CASUALTY
Personal Lines
    Personal Auto           $    61.5      $ 1,134.7    $   437.6
    Homeowners                   80.9          261.0        403.5
    Specialty                    24.1           86.4        119.7
Commercial Lines
    Business Insurance           93.8        1,625.1        534.8
    Commercial Insurance         38.6        1,201.4        245.0
Surety                           12.9          (11.8)        70.4
Other                             0.3          315.9         15.9
                            ---------      ---------    ---------      ---------
Total                           312.1        4,612.7      1,826.9
                            ---------      ---------    ---------      ---------

LIFE & INVESTMENTS*
Retirement Services             104.3           14.1           --      $ 4,925.8
Income                             --             --           --        6,167.8
Group                            17.8          173.1          2.9             --
Individual                      171.2          229.1          6.7        2,992.1
Asset Management                   --             --           --             --
Other                              --             --           --             --
                            ---------      ---------    ---------      ---------
Total                           293.3          416.3          9.6       14,085.7
                            ---------      ---------    ---------      ---------

Other and Eliminations             --             --           --             --
                            ---------      ---------    ---------      ---------
Consolidated Totals         $   605.4      $ 5,029.0    $ 1,836.5      $14,085.7
                            =========      =========    =========      =========

* Effective December 31, 2001, SAFECO's asset management companies and Talbot Financial Corporation are reported as part of the Life & Investments operating results. Prior year information has been reclassified to conform to the current year presentation.

--------------------------------------------------------------------------------
                                                                    Schedule III
--------------------------------------------------------------------------------

YEAR ENDED DECEMBER 31, 2000
--------------------------------------------------------------------------------
    Premiums                 Benefits,   Amortization
         and                   Claims,    of Deferred
     Service          Net   Losses and         Policy       Other
         Fee   Investment   Adjustment    Acquisition   Operating    Net Written
    Revenues       Income     Expenses          Costs       Costs       Premiums
   ---------   ----------   ----------   ------------   ---------    -----------
   $ 1,723.6    $   125.3    $ 1,446.9      $   294.4   $   105.3      $ 1,725.6
       729.8         52.9        626.9          116.6       103.0          738.7
       186.7         16.3        108.2           30.3        30.0          193.3

     1,171.7        145.1        948.5          209.5       169.0        1,140.9
       683.4         98.5        612.8          120.3       106.0          671.1
        61.6          3.6         21.2           22.0         6.7           63.8
         6.6         18.8          5.5            3.5        42.7            6.3
   ---------    ---------    ---------      ---------   ---------      ---------
     4,563.4        460.5      3,770.0          796.6       562.7      $ 4,539.7
   ---------    ---------    ---------      ---------   ---------      =========

        36.8        392.5        328.8           22.8        47.7
         1.2        495.8        440.3             --        30.3
       313.6          2.0        214.7            5.3        91.3
       133.8        206.9        248.4            9.5        58.2
        37.0          5.9           --             --        29.9
        95.8         78.4           --             --       104.0
   ---------    ---------    ---------      ---------   ---------
       618.2      1,181.5      1,232.2           37.6       361.4
   ---------    ---------    ---------      ---------   ---------

          --         (8.5)       (14.6)            --        89.8
   ---------    ---------    ---------      ---------   ---------
    $5,181.6    $ 1,633.5    $ 4,987.6      $   834.2   $ 1,013.9
   =========    =========    =========      =========   =========

SAFECO Corporation and Subsidiaries

--------------------------------------------------------------------------------
SUPPLEMENTAL INSURANCE INFORMATION (continued)
--------------------------------------------------------------------------------

DECEMBER 31, 1999
--------------------------------------------------------------------------------
(In Millions)
                                         Reserve for
                                       Future Policy
                                           Benefits,
                             Deferred        Losses,                Other Policy
                               Policy         Claims                  Claims and
                          Acquisition       and Loss     Unearned       Benefits
SEGMENT                         Costs       Expenses     Premiums        Payable
-------                   -----------  -------------    ---------   ------------
PROPERTY & CASUALTY
Personal Lines
    Personal Auto           $    65.6      $ 1,125.2    $   435.6
    Homeowners                   82.5          223.1        394.9
    Specialty                    22.8           79.9        118.6
Commercial Lines
    Business Insurance          102.5        1,561.1        561.1
    Commercial Insurance         40.1        1,119.6        255.0
Surety                           11.6          (58.8)        62.9
Other                             0.3          328.5         16.2
                            ---------      ---------    ---------      ---------
Total                           325.4        4,378.6      1,844.3
                            ---------      ---------    ---------      ---------

LIFE & INVESTMENTS*
Retirement Services             103.4           12.7           --      $ 5,782.3
Income Annuities                   --             --           --        5,823.4
Group                            13.7           80.9          2.2             --
Individual                      156.3          225.7          6.6        2,157.2
Asset Management                   --             --           --             --
Other                              --             --           --             --
                            ---------      ---------    ---------      ---------
Total                           273.4          319.3          8.8       13,762.9
                            ---------      ---------    ---------      ---------

Other and Eliminations             --             --           --             --
                            ---------      ---------    ---------      ---------
Consolidated Totals         $   598.8      $ 4,697.9    $ 1,853.1      $13,762.9
                            =========      =========    =========      =========

* Effective December 31, 2001, SAFECO's asset management companies and Talbot Financial Corporation are reported as part of the Life & Investments operating results. Prior year information has been reclassified to conform to the current year presentation.

--------------------------------------------------------------------------------
                                                                    Schedule III
--------------------------------------------------------------------------------

YEAR ENDED DECEMBER 31, 1999
--------------------------------------------------------------------------------
    Premiums                 Benefits,   Amortization
         and                   Claims,    of Deferred
     Service          Net   Losses and         Policy       Other
         Fee   Investment   Adjustment    Acquisition   Operating    Net Written
    Revenues       Income     Expenses          Costs       Costs       Premiums
   ---------   ----------   ----------   ------------   ---------    -----------
   $ 1,725.6    $   131.0    $ 1,382.7      $   304.3   $   101.9      $ 1,722.5
       708.3         51.9        544.5          120.0        92.0          722.5
       177.7         15.8         97.8           31.6        27.7          182.2

     1,017.6        141.7        830.8          190.7       179.5        1,115.7
       686.4         97.2        553.8          125.0       115.2          676.0
        59.4          3.0         17.9           17.9         8.4           59.8
         7.9         21.7          4.3            3.5        43.9            5.1
   ---------    ---------    ---------      ---------   ---------      ---------
     4,382.9        462.3      3,431.8          793.0       568.6      $ 4,483.8
   ---------    ---------    ---------      ---------   ---------      ---------

        32.9        410.9        310.5           37.2        43.5
         1.1        486.6        423.0             --        22.5
       193.9          1.8        157.1            4.4        53.6
       119.8        144.7        181.6            5.5        47.3
        41.7          2.6           --             --        30.7
        84.5         76.6           --             --        85.1
   ---------    ---------    ---------      ---------   ---------
       473.9      1,123.2      1,072.2           47.1       282.7
   ---------    ---------    ---------      ---------   ---------

          --          2.8           --             --        97.0
   ---------    ---------    ---------      ---------   ---------
   $ 4,856.8    $ 1,588.3    $ 4,504.0      $   840.1   $   948.3
   =========    =========    =========      =========   =========

SAFECO Corporation and Subsidiaries

--------------------------------------------------------------------------------
REINSURANCE                                                          Schedule IV
--------------------------------------------------------------------------------

                                                          Ceded to     Assumed
                                                Gross        Other   from Other          Net   Assumed
YEAR ENDED DECEMBER 31                         Amount    Companies    Companies       Amount    to Net
----------------------                     ----------    ---------   ----------    ---------   -------
(In Millions)
2001

Life Insurance in Force at Year End        $ 57,330.1    $(9,846.3)   $   181.3    $47,665.1       0.4%
                                           ----------    ---------    ---------    ---------       ---

Premiums Earned
    Life & Investments                     $    368.0    $   (21.8)   $     4.8    $   351.0       1.4%
    Accident & Health Insurance                 299.6        (13.6)          --        286.0       0.0%
    Property & Casualty Insurance             4,597.3       (151.4)        26.9      4,472.8       0.6%
                                           ----------    ---------    ---------    ---------       ---
    Total                                  $  5,264.9    $  (186.8)   $    31.7    $ 5,109.8       0.6%
                                           ==========    =========    =========    =========       ===

2000

Life Insurance in Force at Year End        $ 55,077.6    $(8,815.0)   $   184.2    $46,446.8       0.4%
                                           ----------    ---------    ---------    ---------       ---

Premiums Earned

    Life & Investments                     $    347.2    $   (18.8)   $    16.6    $   345.0       4.8%
    Accident & Health Insurance                 269.1        (15.1)        19.2        273.2       7.0%
    Property & Casualty Insurance             4,717.6       (163.0)         8.8      4,563.4       0.2%
                                           ----------    ---------    ---------    ---------       ---
    Total                                  $  5,333.9    $  (196.9)   $    44.6    $ 5,181.6       0.9%
                                           ==========    =========    =========    =========       ===

1999

Life Insurance in Force at Year End        $ 48,021.0    $(6,168.8)   $   153.8    $42,006.0       0.4%
                                           ----------    ---------    ---------    ---------       ---

Premiums Earned

    Life & Investments                     $    328.2    $   (14.2)   $     0.7    $   314.7       0.2%
    Accident & Health Insurance                 171.9        (12.7)          --        159.2       0.0%
    Property & Casualty Insurance             4,539.4       (164.4)         7.9      4,382.9       0.2%
                                           ----------    ---------    ---------    ---------       ---
    Total                                  $  5,039.5    $  (191.3)   $     8.6    $ 4,856.8       0.2%
                                           ==========    =========    =========    =========       ===

SAFECO Corporation and Subsidiaries

--------------------------------------------------------------------------------
SUPPLEMENTAL INFORMATION CONCERNING
CONSOLIDATED PROPERTY & CASUALTY INSURANCE OPERATIONS                Schedule VI
--------------------------------------------------------------------------------

AFFILIATION WITH REGISTRANT: PROPERTY & CASUALTY SUBSIDIARIES

DECEMBER 31                                                          2001         2000         1999
-----------                                                    ----------    ---------    ---------
(In Millions)
Deferred Policy Acquisition Costs                              $    322.7    $   312.1    $   325.4
Reserve for Losses and Loss Adjustment Expenses                   5,053.7      4,612.7      4,378.6
Discount Deducted from Loss Reserves                                   --           --           --
Unearned Premiums                                                 1,772.9      1,826.9      1,844.3

YEAR ENDED DECEMBER 31                                               2001         2000         1999
----------------------                                         ----------    ---------    ---------
Earned Premiums                                                $  4,472.8    $ 4,563.4    $ 4,382.9
Net Investment Income                                               457.7        460.5        462.3
Loss and Loss Adjustment Expenses Incurred Related to
    Current Year                                                  3,619.1      3,621.7      3,353.0
    Prior Year                                                      345.1        148.3         78.8
Amortization of Deferred Policy Acquisition Expenses                792.2        796.6        793.0
Paid Losses and Loss Adjustment Expenses                          3,595.5      3,570.0      3,329.0
Net Written Premiums                                              4,439.2      4,539.7      4,483.8
                                                               ----------    ---------    ---------

SAFECO Corporation and Subsidiaries

--------------------------------------------------------------------------------
EXHIBITS
--------------------------------------------------------------------------------

SAFECO Corporation and Subsidiaries

--------------------------------------------------------------------------------
INDEX TO EXHIBITS
--------------------------------------------------------------------------------


12      Computation of Ratio of Earnings (Loss) to Fixed charges

23.1    Consent of Ernst & Young LLP, Independent Auditors

SAFECO Corporation and Subsidiaries

--------------------------------------------------------------------------------
SIGNATURES
--------------------------------------------------------------------------------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 2 to be signed on its behalf by the undersigned thereunto duly authorized on August 13, 2002.

                                 SAFECO CORPORATION
                                 ----------------------------------------------
                                 Registrant


                                 /s/ CHRISTINE B. MEAD
                                 ----------------------------------------------
                                 Christine B. Mead
                                 Senior Vice President, Chief Financial Officer and Secretary


                                 /s/ RICHARD M. LEVY
                                 ----------------------------------------------
                                 Richard M. Levy
                                 Vice President, Controller