Form 10-Q
period 2002-06-30
SAFECO CORP
filed 2002-08-14
CIK 86104

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended June 30, 2002

Commission File Number 1-6563

SAFECO CORPORATION

State of Incorporation: Washington
I.R.S. Employer I.D. No.: 91-0742146

Address of Principal Executive Offices: SAFECO Plaza, Seattle, Washington 98185

Telephone: 206-545-5000

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, No Par Value: 127,791,131 shares were outstanding at July 31, 2002

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X]. NO [   ].

SAFECO Corporation and Subsidiaries

CONTENTS

	Item	Description	Page

Part I		Financial Information

	1	Financial Statements

		Consolidated Balance Sheets June 30, 2002 and December 31, 2001	2

		Consolidated Statements of Income (Loss) for the three months and six months ended June 30, 2002 and 2001	4

		Consolidated Statements of Shareholders’ Equity for the six months ended June 30, 2002 and 2001	5

		Consolidated Statements of Comprehensive Income (Loss) for the three months and six months ended June 30, 2002 and 2001	5

		Consolidated Statements of Cash Flows for the six months ended June 30, 2002 and 2001	6

		Condensed Notes to Consolidated Financial Statements	8

	2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Part II		Other Information

	1	Legal Proceedings	31

	4	Submission of Matters to a Vote of Security Holders	32

	6	Exhibits and Reports on Form 8-K	32

		Signatures	33

SAFECO Corporation and Subsidiaries

Consolidated Balance Sheets

	June 30 2002	December 31 2001

(In Millions)	(Unaudited)
ASSETS
Investments
Fixed Maturities, at Fair Value (Cost or amortized cost: $21,746.3; $20,677.1)	$22,669.0	$21,444.1
Marketable Equity Securities, at Fair Value (Cost: $821.1; $940.5)	1,228.3	1,596.4
Mortgage Loans	918.2	924.2
Other Investment Assets	190.3	236.9
Short-Term Investments	287.7	672.9

Total Investments	25,293.5	24,874.5
Cash	126.1	269.3
Accrued Investment Income	333.2	323.8
Premiums and Service Fees Receivable	1,051.1	973.0
Other Notes and Accounts Receivable	217.5	163.4
Deferred Income Tax Recoverable	348.2	319.0
Reinsurance Recoverables	544.4	523.2
Deferred Policy Acquisition Costs	644.2	626.8
Land, Buildings and Equipment for Company Use (At cost less accumulated depreciation)	534.4	552.0
Intangibles and Goodwill (Note 6) (Accumulated amortization: $93.7; $85.9)	142.4	149.4
Other Assets	120.3	110.0
Securities Lending Collateral (Note 1)	2,120.4	1,636.2
Separate Account Assets	1,059.1	1,208.1

Total Assets	$32,534.8	$31,728.7

See condensed notes to consolidated financial statements.

SAFECO Corporation and Subsidiaries

Consolidated Balance Sheets

	June 30 2002	December 31 2001

(In Millions)	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Losses and Loss Adjustment Expenses	$5,177.0	$5,118.4
Life Policy Liabilities	332.2	327.1
Unearned Premiums	1,835.6	1,782.2
Funds Held Under Deposit Contracts	15,173.4	14,624.2
Debt (Note 3)	1,073.0	1,096.6
Other Liabilities	1,179.3	1,423.0
Current Income Taxes	46.7	34.9
Securities Lending Payable (Note 1)	2,120.4	1,636.2
Separate Account Liabilities	1,059.1	1,208.1

Total Liabilities	27,996.7	27,250.7

Commitments and Contingencies	—	—
Corporation-Obligated, Mandatorily Redeemable Capital Securities of Subsidiary Trust Holding Solely Junior Subordinated Debentures of the Corporation (Capital Securities)	843.6	843.4

Preferred Stock, No Par Value
Shares Authorized: 10 Shares Issued and Outstanding: None	—	—
Common Stock, No Par Value
Shares Authorized: 300 Shares Reserved for Options: 7.2; 6.4 Shares Issued and Outstanding: 127.8; 127.7	846.4	841.9
Retained Earnings	1,994.7	1,875.9
Accumulated Other Comprehensive Income, Net of Taxes	853.4	916.8

Total Shareholders’ Equity	3,694.5	3,634.6

Total Liabilities and Shareholders’ Equity	$32,534.8	$31,728.7

See condensed notes to consolidated financial statements.

SAFECO Corporation and Subsidiaries

Consolidated Statements of Income (Loss)

		Three Months Ended		Six Months Ended
		June 30		June 30

		2002	2001	2002	2001

(In Millions Except Per Share Amounts)		(Unaudited)		(Unaudited)
REVENUES
Insurance
Property & Casualty Earned Premiums		$1,122.0	$1,120.4	$2,221.5	$2,236.9
Life & Investments Premiums and Other Revenues		166.1	155.1	331.2	320.8

Total		1,288.1	1,275.5	2,552.7	2,557.7
Other		2.0	3.5	4.7	5.4
Net Investment Income		412.8	407.9	827.5	823.3
Net Realized Investment Gains		95.4	28.8	126.0	62.2

Total		1,798.3	1,715.7	3,510.9	3,448.6

EXPENSES
Losses, Loss Adjustment Expenses and Policy Benefits		1,181.4	1,289.3	2,341.0	2,512.4
Commissions		217.4	208.7	420.3	406.6
Personnel Costs		117.0	125.6	239.7	252.9
Interest		16.4	15.3	32.4	32.3
Intangibles and Goodwill Amortization (Note 6)		4.2	2.1	8.1	19.2
Other		113.0	114.2	224.0	225.6
Amortization of Deferred Policy Acquisition Costs		212.4	201.5	421.9	407.7
Deferral of Policy Acquisition Costs		(229.2)	(215.1)	(442.4)	(428.5)
Restructuring Charges (Note 5)		5.5	—	12.1	—
Write-off of Goodwill (Note 6)		—	—	—	1,201.0
Total		1,638.1	1,741.6	3,257.1	4,629.2

Income (Loss) from Continuing Operations before Income Taxes		160.2	(25.9)	253.8	(1,180.6)

Provision (Benefit) for Income Taxes
Current		47.9	11.3	54.5	17.5
Deferred		(4.1)	(33.4)	8.1	(322.6)
Total		43.8	(22.1)	62.6	(305.1)

Income (Loss) from Continuing Operations before Distributions on Capital Securities		116.4	(3.8)	191.2	(875.5)
Distributions on Capital Securities, Net of Taxes		(11.2)	(11.2)	(22.4)	(22.4)

Income (Loss) from Continuing Operations		105.2	(15.0)	168.8	(897.9)
Income from Discontinued Credit Operations, Net of Taxes (Note 4)		—	0.6	—	2.8

Income (Loss) before Cumulative Effect of Change in Accounting Principle		105.2	(14.4)	168.8	(895.1)
Cumulative Effect of Change in Accounting Principle — FAS 133, Net of Taxes		—	—	—	(2.1)

Net Income (Loss) (Note 6)		$105.2	$(14.4)	$168.8	$(897.2)

INCOME (LOSS) PER SHARE OF COMMON STOCK
Income (Loss) from Continuing Operations		$0.82	$(0.11)	$1.32	$(7.02)
Income from Discontinued Credit Operations, Net of Taxes (Note 4)		—	—	—	0.02

Income (Loss) before Cumulative Effect of Change in Accounting Principle		0.82	(0.11)	1.32	(7.00)
Cumulative Effect of Change in Accounting Principle, Net of Taxes		—	—	—	(0.02)

Net Income (Loss) Per Share of Common Stock — Diluted & Basic (Note 6)		$0.82	$(0.11)	$1.32	$(7.02)

Dividends Paid to Common Shareholders		$0.185	$0.185	$0.370	$0.555

Average Number of Shares Outstanding During the Period: (Note 1)	Diluted	128.1	128.0	128.1	127.9
	Basic	127.8	127.8	127.8	127.7

See condensed notes to consolidated financial statements.

SAFECO Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity

	Six Months Ended
	June 30

	2002	2001

(In Millions)	(Unaudited)
COMMON STOCK
Balance at Beginning of Period	$841.9	$834.5
Stock Issued for Options and Rights	4.8	4.4
Common Stock Reacquired	(0.7)	(0.5)
Other	0.4	0.3

Balance at End of Period	846.4	838.7

RETAINED EARNINGS
Balance at Beginning of Period	1,875.9	2,966.4
Net Income (Loss)	168.8	(897.2)
Amortization of Underwriting Compensation on Capital Securities	(0.2)	(0.2)
Dividends Declared	(47.3)	(47.3)
Common Stock Reacquired	(2.5)	(1.2)

Balance at End of Period	1,994.7	2,020.5

ACCUMULATED OTHER COMPREHENSIVE INCOME, NET OF TAXES
Balance at Beginning of Period	916.8	894.9
Other Comprehensive Loss	(63.4)	(57.3)

Balance at End of Period	853.4	837.6

Shareholders’ Equity	$3,694.5	$3,696.8

See condensed notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended		Six Months Ended
	June 30		June 30

	2002	2001	2002	2001

(In Millions)	(Unaudited)		(Unaudited)
Net Income (Loss)	$105.2	$(14.4)	$168.8	$(897.2)

Other Comprehensive Income (Loss), Net of Taxes
Increase (Decrease) in Unrealized Appreciation (Depreciation) of Investment Securities	187.4	(124.1)	21.7	(0.6)
Less Reclassification Adjustment for Net Realized Investment Gains Included in Net Income (Loss)	(61.5)	(18.4)	(82.1)	(40.4)
Deferred Policy Acquisition Costs Valuation Allowance	9.0	4.5	4.4	1.8
Foreign Currency and Other Adjustments	(10.2)	(5.6)	(7.4)	(18.1)

Other Comprehensive Income (Loss)	124.7	(143.6)	(63.4)	(57.3)

Comprehensive Income (Loss)	$229.9	$(158.0)	$105.4	$(954.5)

See condensed notes to consolidated financial statements.

SAFECO Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	Six Months Ended
	June 30

	2002	2001

(In Millions)	(Unaudited)
OPERATING ACTIVITIES
Insurance Premiums Received	$2,394.2	$2,456.8
Dividends and Interest Received	770.4	794.1
Other Operating Receipts	88.9	102.4
Insurance Claims and Policy Benefits Paid	(1,858.9)	(2,227.9)
Underwriting, Acquisition and Insurance Operating Costs Paid	(904.2)	(845.9)
Interest Paid and Distributions on Capital Securities	(65.8)	(72.0)
Other Operating Costs Paid	(57.7)	(62.0)
Income Taxes Paid	(32.9)	(35.5)

Net Cash Provided by Operating Activities	334.0	110.0

INVESTING ACTIVITIES
Purchases of
Fixed Maturities	(3,432.4)	(1,273.4)
Equities	(160.0)	(117.0)
Other Investment Assets	(81.4)	(137.2)
Maturities of Fixed Maturities	773.7	634.3
Sales of
Fixed Maturities	1,603.7	1,689.7
Equities	450.8	219.9
Other Investment Assets	102.9	86.1
Net Decrease (Increase) in Short-Term Investments	226.0	(220.7)
Other	(26.4)	(45.8)

Net Cash Provided by (Used in) Investing Activities	(543.1)	835.9

FINANCING ACTIVITIES
Funds Received Under Deposit Contracts	722.7	267.3
Return of Funds Held under Deposit Contracts	(562.6)	(690.6)
Repayment of Notes and Mortgage Borrowings	(9.0)	(2.8)
Repayment of Short-Term Borrowings	(2.3)	(65.2)
Common Stock Reacquired	(3.2)	(1.7)
Dividends Paid to Shareholders	(47.3)	(70.9)
Other	(32.4)	(25.6)

Net Cash Provided by (Used in) Financing Activities	65.9	(589.5)

Cash Used In Discontinued Credit Operations	—	(363.3)

Net Decrease in Cash	(143.2)	(6.9)
Cash at Beginning of Period	269.3	186.3

Cash at End of Period	$126.1	$179.4

See condensed notes to consolidated financial statements.

SAFECO Corporation and Subsidiaries

Consolidated Statements of Cash Flows —
Reconciliation of Net Income (Loss) to Net Cash Provided by Operating Activities

	Six Months Ended
	June 30

	2002	2001

(In Millions)	(Unaudited)
Net Income (Loss)	$168.8	$(897.2)

ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Net Realized Investment Gains	(126.0)	(62.2)
Amortization and Depreciation	43.9	46.6
Amortization of Fixed Maturity Investments	(24.3)	(32.5)
Deferred Income Tax Provision (Benefit)	8.1	(322.6)
Interest Expense on Deposit Contracts	434.0	297.7
Other Adjustments	(37.2)	(4.6)
Write-off of Goodwill	—	1,201.0
Income from Discontinued Credit Operations, Net of Taxes	—	(2.8)
Cumulative Effect of Change in Accounting Principle, Net of Taxes	—	2.1
Changes in
Losses and Loss Adjustment Expenses	58.6	27.5
Life Policy Liabilities	5.1	(19.7)
Unearned Premiums	53.4	20.2
Accrued Income Taxes	11.8	(29.1)
Accrued Interest on Accrual Bonds	(22.1)	(21.2)
Accrued Investment Income	(9.4)	18.3
Deferred Policy Acquisition Costs	(17.4)	(11.0)
Other Assets and Liabilities	(213.3)	(100.5)

Total Adjustments	165.2	1,007.2

Net Cash Provided by Operating Activities	$334.0	$110.0

There were no significant non-cash financing or investing activities for the six months ended June 30, 2002 and 2001.

See condensed notes to consolidated financial statements.

SAFECO Corporation and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Dollar amounts in millions except per share data, unless noted otherwise)

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Basis of Consolidation and Reporting

SAFECO Corporation (SAFECO or the Corporation) is a Washington corporation that owns operating subsidiaries engaged in property and casualty insurance, surety, life insurance and asset management. These operations generate virtually all of the Corporation’s revenues. SAFECO’s businesses operate on a nationwide basis. Non-U.S. operations are not significant to overall operations.

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

These consolidated financial statements and condensed notes should be read in conjunction with the financial statements and notes in SAFECO’s 2001 Annual Report on Form 10-K/A, which has been previously filed with the Securities and Exchange Commission.

The preparation of these interim consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and claims and expenses during the reporting period. Actual results could differ from those estimates.

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

Due to the net loss for the three months and six months ended June 30, 2001, SAFECO used basic weighted-average shares outstanding to calculate earnings (loss) per share of common stock. Using diluted weighted-average shares outstanding would have resulted in a lower net loss per share of common stock.

Securities Lending

SAFECO engages in securities lending whereby certain securities from its investment portfolio are loaned to other institutions for short periods of time. Initial collateral is required at a rate of 102% of the market value of a loaned security. The collateral is deposited by the borrower with a lending agent and retained and invested by the lending agent to generate additional income according to SAFECO’s guidelines. The market value of the loaned securities is monitored on a daily basis, with additional collateral obtained or refunded as the market value of the loaned securities fluctuates. The fair value of the collateral deposited by the borrowers at June 30, 2002 and December 31, 2001 was $2,120.4 and $1,636.2, respectively. The securities lending collateral and the corresponding securities lending payable are reported on the Consolidated Balance Sheets as assets and liabilities, respectively.

New Accounting Standards

FASB Statement 142, “Goodwill and Other Intangible Assets”

The Financial Accounting Standards Board (FASB) issued Statement 142 (SFAS 142), “Goodwill and Other Intangible Assets” in July 2001. Under SFAS 142, goodwill and indefinite-lived intangible assets are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, companies are required to adopt SFAS 142 in fiscal years beginning after December 15, 2001. The Corporation adopted SFAS 142 effective January 1, 2002 with no material impact on its consolidated financial statements. See Note 6 for additional information.

NOTE 2 — FINANCIAL INSTRUMENTS

See Note 3 of SAFECO’s 2001 Annual Report on Form 10-K/A for discussion of the Corporation’s use of derivatives and hedging instruments.

Fair Value Hedges

SAFECO uses interest rate swaps to offset the change in value of certain fixed rate assets and liabilities. In calculating the effective portion of the fair value hedges, the changes in the fair value of the hedge and the hedged item are recognized in net realized investment gains in the Consolidated Statements of Income (Loss). Differences between the changes in the fair value of the hedge and the hedged item represent hedge ineffectiveness and are recognized in net realized investment gains/losses. For the three and six months ended June 30, 2002, a gain of $0.9 and a loss of $0.3, respectively, was recognized in net realized investment gains due to hedge ineffectiveness. Fair value hedge ineffectiveness for the three and six months ended June 30, 2001 resulted in a loss of $0.6 and gain of $1.7, respectively.

Cash Flow Hedges

SAFECO also uses interest rate swaps to hedge the variability of future cash flows associated with certain variable rate assets and debt. The changes in the fair value of the hedge and the related interest rate are recognized in accumulated other comprehensive income (AOCI). Differences between the changes in the fair value of the hedge and the hedged items represent hedge ineffectiveness and are recognized in interest expense. Cash flow hedge ineffectiveness resulted in a decrease to interest expense for the three and six months ended June 30, 2002 of $0.5 and $0.5, respectively. Cash flow hedge ineffectiveness related to continuing operations for the three and six months ended June 30, 2001 resulted in an increase to interest expense of $0.4 and $1.3, respectively.

No fair value hedges or cash flow hedges were not recognized or discontinued during the quarter and six months ended June 30, 2002 or 2001.

NOTE 3 — DEBT

The total amount, current portions and maturities of debt and capital securities at June 30, 2002 and December 31, 2001 are as follows:

	June 30, 2002			December 31, 2001

	Total	Current	Long-Term	Total	Current	Long-Term

Commercial Paper	$296.7	$296.7	$—	$299.0	$299.0	$—
7.875% Medium-Term Notes Due 2003	310.7	310.7	—	323.0	—	323.0
7.875% Notes Due 2005	200.0	—	200.0	200.0	—	200.0
6.875% Notes Due 2007	200.0	—	200.0	200.0	—	200.0
Medium-Term Notes, Due 2002 and 2003	50.0	50.0	—	50.0	42.9	7.1
Other Notes and Loans Payable	15.6	5.2	10.4	24.6	5.9	18.7

Total Debt (Excluding Capital Securities)	1,073.0	662.6	410.4	1,096.6	347.8	748.8
8.072% Capital Securities Due 2037	843.6	—	843.6	843.4	—	843.4

Total Debt and Capital Securities	$1,916.6	$662.6	$1,254.0	$1,940.0	$347.8	$1,592.2

SAFECO has a bank credit facility available for $800.0. The five-year facility originated in 1997 and extends to September 24, 2002. There were no borrowings outstanding under this facility as of June 30, 2002 and December 31, 2001. The Corporation pays a fee to have the facility available and does not maintain deposits as compensating balances. This facility carries certain covenants that require SAFECO to maintain a specified minimum level of shareholders’ equity and a maximum debt-to-capitalization ratio. As of June 30, 2002 and December 31, 2001, SAFECO was in compliance with all such covenants.

NOTE 4 — DISCONTINUED OPERATIONS

SAFECO Credit Company, Inc. (SAFECO Credit) provided loans and equipment financing and leasing to commercial businesses, insurance agents and affiliated companies. In March 2001 SAFECO decided to sell SAFECO Credit. A plan of disposal was formalized establishing the measurement date as March 31, 2001; consequently, SAFECO Credit was accounted for as a discontinued operation effective March 31, 2001. On July 24, 2001 the Corporation reached a definitive agreement to sell SAFECO Credit to General Electric Capital Corporation (GECC). On August 15, 2001 (effective July 31, 2001) SAFECO completed the sale to GECC.

NOTE 5 — RESTRUCTURING CHARGES

In July 2001, SAFECO announced that it would eliminate approximately 1,200 jobs by the end of 2003. Since the beginning of 2001 SAFECO’s total employment has declined by approximately 1,200, excluding the reduction due to the sale of SAFECO Credit, concluding the job eliminations planned. Positions eliminated have been in the corporate headquarters and regional property and casualty operations.

Restructuring charges and period costs associated with these changes are expected to total approximately $65 through 2002. Restructuring charges incurred for the six months ended June 30, 2002 totaled $12.1. Total restructuring charges from July 2001 through June 30, 2002 totaled $56.4 (exit costs totaled $18.0 and were accrued in the third quarter of 2001; period costs totaled $38.4.) The remaining charges are expected to be incurred during the remainder of 2002. These charges include estimated severance costs, stay bonuses, employee transfer costs, recruiting and training expenses, related consulting fees and certain office closure costs.

The accrued exit costs of $18.0 include severance costs and lease termination costs that were recognized and accrued as a restructuring charge (exit costs) in the third quarter of 2001. Other charges not meeting the definition of exit costs have been expensed as restructuring charges in the period incurred. These period costs include stay bonuses, employee transfer costs, recruiting and training expenses, related consulting fees and certain office closure costs.

The activity related to the accrued restructuring charges at June 30, 2002 was as follows:

Restructuring Charge Liability

Accrual in the Third Quarter of 2001	$18.0
Amounts Paid During the Three Months Ended:
September 30, 2001	(3.9)
December 31, 2001	(5.6)
March 31, 2002	(7.8)
June 30, 2002	(0.7)

Balance at June 30, 2002	$—

NOTE 6 —INTANGIBLES AND GOODWILL

SAFECO adopted SFAS 142 on January 1, 2002. Under SFAS 142, goodwill and indefinite-lived intangible assets are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives (but with no maximum life). As a result of adopting SFAS 142, $28.0 of other intangibles was reclassified as goodwill. The adoption had minimal impact on net income.

The following table presents the intangibles and goodwill for the six months ended June 30, 2002 and the year ended December 31, 2001.

	June 30	December 31
INTANGIBLES AND GOODWILL	2002	2001

Other Amortizable Intangibles	$111.4	$146.5
Goodwill	31.0	2.9

Total Intangibles and Goodwill	$142.4	$149.4

In accordance with the disclosure requirements of SFAS 142 the following table reverses the effect of the goodwill and intangibles amortization on the reported net loss for the three months and six months ended June 30, 2001 to show comparability between the periods presented.

	Three Months Ended		Six Months Ended
	June 30		June 30

	2002	2001	2002	2001

Reported Net Income (Loss)	$105.2	$(14.4)	$168.8	$(897.2)
Add back: Goodwill and Intangibles Amortization	—	—	—	9.1

Adjusted Net Income (Loss)	$105.2	$(14.4)	$168.8	$(888.1)

INCOME (LOSS) PER SHARE — DILUTED AND BASIC
Reported Net Income (Loss)	$0.82	$(0.11)	$1.32	$(7.02)
Add back: Goodwill and Intangibles Amortization	—	—	—	0.07

Adjusted Net Income (Loss)	$0.82	$(0.11)	$1.32	$(6.95)

Effective March 31, 2001, SAFECO elected to change its accounting policy for assessing goodwill from one based on undiscounted cash flows to one based on a market-value method. The market-value method was determined to be a preferable way to assess the current value of goodwill. As a result, SAFECO recorded a goodwill write-off of $1,201.0 ($916.9 after-tax) in the first quarter of 2001.

The market value method used to assess the recoverability of goodwill compared SAFECO’s market capitalization (stock price multiplied by shares outstanding) to the reported book value (total shareholders’ equity) of the Corporation. Given the extent of the shortfall of market capitalization compared to the reported book value as of March 31, 2001 and the fact that a similar shortfall had existed for almost two years, SAFECO concluded that under the new method the entire goodwill asset was impaired and a write-off of the full amount was necessary. The majority of this goodwill (97%) resulted from the 1997 acquisition of American States Financial Corporation whose operations have been fully integrated into those of the Corporation.

NOTE 7 — SEGMENT INFORMATION

The operating segments presented are based on SAFECO’s internal reporting structure and how management analyzes the operating results. These segments generally represent groups of related products or markets.

Property & Casualty’s operations include four reportable underwriting segments. The underwriting segments are SAFECO Personal Insurance (SPI), SAFECO Business Insurance (SBI), Surety and Other. SPI is further split into Personal Auto, Homeowners and Specialty. SBI is further split into SBI Regular, Special Accounts Facility and Run-off. SBI Regular is SAFECO’s core commercial segment, focused on underwriting commercial insurance for small-to-medium sized businesses. Special Accounts Facility underwrites specialty commercial programs and larger commercial accounts. Run-off includes results for larger business accounts and the specialty programs that SAFECO is currently exiting.

Life & Investments’ operations include six reportable segments: Retirement Services, Income Annuities, Group, Individual, Asset Management and Other.

The discontinued SAFECO Credit operation provided loans and equipment financing and leasing to commercial business, insurance agents and affiliated companies. As disclosed in Note 4, the sale of SAFECO Credit was completed on August 15, 2001. This segment is accounted for as a discontinued operation.

The Corporate segment includes operating results for the parent company, SAFECO Financial Products, SAFECO Properties and intercompany elimination transactions.

					Pretax
	Premiums	Underwriting	Net	Pretax	Net Realized	Net
THREE MONTHS ENDED	and Other	Income	Investment	Income	Investment	Income	Total
JUNE 30, 2002	Revenues	(Loss)	Income	(Loss)*	Gain(Loss)	(Loss)	Assets

PROPERTY & CASUALTY
SPI
Personal Auto	$479.5	$(7.3)	$36.1	$28.8	$67.7		$3,444.1
Homeowners	151.1	(36.9)	16.8	(20.1)	31.8		1,580.1
Specialty	82.3	3.0	6.4	9.4	13.1		528.1
SBI
SBI Regular	251.4	(25.0)	26.7	1.7	46.4		3,244.0
Special Accounts
Facility	61.6	(1.8)	1.3	(0.5)	12.4		211.8
Run-off	57.1	(14.4)	17.4	3.0	6.0		2,737.7
Surety	31.1	5.8	5.4	11.2	13.1		301.5
Other	7.9	(7.6)	5.2	(2.4)	(1.5)		234.3
Restructuring Charges	—	—	—	(5.5)	—		—

Total	1,122.0	$(84.2)	115.3	25.6	189.0	$151.3	12,281.6

LIFE & INVESTMENTS
Retirement Services	7.2		87.5	4.0	(34.5)		7,127.4
Income Annuities	0.1		128.9	7.3	(27.2)		7,026.3
Group	89.8		1.1	14.1	(0.2)		187.2
Individual	35.5		57.7	7.5	(7.5)		4,046.7
Asset Management	7.7		0.3	1.7	—		70.1
Other	25.8		19.0	17.4	(6.2)		1,684.3

Total	166.1		294.5	52.0	(75.6)	(15.3)	20,142.0

Corporate	2.0		3.0	(12.8)	(18.0)	(30.8)	111.2

Consolidated Totals	$1,290.1		$412.8	$64.8	$95.4	$105.2	$32,534.8

*	Pretax Income (Loss) before net realized investment gains (losses), distributions on capital securities and income taxes. This is a standard industry measurement and is used by management as the key measurement of segment profit or loss. It is presented as a supplement to net income as a measure of profitability.

					Pretax
	Premiums	Underwriting	Net	Pretax	Net Realized	Net
THREE MONTHS ENDED	and Other	Income	Investment	Income	Investment	Income	Total
JUNE 30, 2001	Revenues	(Loss)	Income	(Loss)*	Gain(Loss)	(Loss)	Assets

PROPERTY & CASUALTY
SPI
Personal Auto	$438.2	$(37.8)	$30.9	$(6.9)	$11.6		$3,022.5
Homeowners	184.6	(95.6)	13.9	(81.7)	7.8		1,328.4
Specialty	50.4	(1.2)	4.3	3.1	3.6		403.3
SBI
SBI Regular	261.7	(34.7)	32.3	(2.4)	6.8		3,216.2
Special
Accounts
Facility	31.9	1.8	1.5	3.3	1.5		176.5
Run-off	133.2	(47.4)	23.0	(24.4)	(1.1)		2,666.3
Surety	22.7	4.6	1.6	6.2	2.7		132.6
Other	(2.3)	(2.4)	5.8	3.4	(4.6)		389.5

Total	1,120.4	$(212.7)	113.3	(99.4)	28.3	$(32.6)	11,335.3

LIFE & INVESTMENTS
Retirement Services	6.5		82.0	1.9	(11.6)		6,110.2
Income Annuities	0.1		131.9	12.3	6.8		6,849.0
Group	80.9		1.0	12.1	(0.2)		167.4
Individual	33.6		56.1	9.6	(2.8)		3,791.8
Asset Management	8.6		0.7	1.9	—		75.1
Other	25.4		20.1	19.7	0.8		1,514.0

Total	155.1		291.8	57.5	(7.0)	32.4	18,507.5

Discontinued Credit Operations	—		—	—	—	0.6	844.5
Corporate	3.5		2.8	(12.8)	7.5	(14.8)	(226.5)

Consolidated Totals	$1,279.0		$407.9	$(54.7)	$28.8	$(14.4)	$30,460.8

*	Pretax Income (Loss) before net realized investment gains (losses), distributions on capital securities and income taxes. This is a standard industry measurement and is used by management as the key measurement of segment profit or loss. It is presented as a supplement to net income as a measure of profitability.

					Pretax
	Premiums	Underwriting	Net	Pretax	Net Realized	Net
SIX MONTHS ENDED	and Other	Income	Investment	Income	Investment	Income	Total
JUNE 30, 2002	Revenues	(Loss)	Income	(Loss)*	Gain(Loss)	(Loss)	Assets

PROPERTY & CASUALTY SPI
Personal Auto	$926.7	$(27.6)	$67.5	$39.9	$77.7		$3,444.1
Homeowners	372.6	(55.1)	29.7	(25.4)	34.6		1,580.1
Specialty	101.2	11.0	10.0	21.0	13.9		528.1
SBI
SBI Regular	496.4	(47.6)	60.2	12.6	58.6		3,244.0
Special Accounts
Facility	111.6	6.4	5.3	11.7	13.2		211.8
Run-off	138.6	(59.1)	39.4	(19.7)	16.3		2,737.7
Surety	60.9	8.9	5.9	14.8	13.2		301.5
Other	13.5	(12.4)	12.5	0.1	4.0		234.3
Restructuring Charges	—	—	—	(12.1)	—		—

Total	2,221.5	$(175.5)	230.5	42.9	231.5	$203.2	12,281.6

LIFE & INVESTMENTS
Retirement Services	12.9		174.9	12.0	(46.5)		7,127.4
Income Annuities	0.1		258.5	16.1	(27.7)		7,026.3
Group	176.1		2.2	24.3	(0.2)		187.2
Individual	71.0		115.6	14.2	(6.6)		4,046.7
Asset Management	15.6		0.6	4.0	(0.7)		70.1
Other	55.5		38.8	40.5	(5.2)		1,684.3

Total	331.2		590.6	111.1	(86.9)	16.6	20,142.0

Corporate	4.7		6.4	(26.2)	(18.6)	(51.0)	111.2

Consolidated Totals	$2,557.4		$827.5	$127.8	$126.0	$168.8	$32,534.8

*	Pretax Income (Loss) before net realized investment gains (losses), distributions on capital securities and income taxes. This is a standard industry measurement and is used by management as the key measurement of segment profit or loss. It is presented as a supplement to net income as a measure of profitability.

					Pretax
	Premiums	Underwriting	Net	Pretax	Net Realized	Net
SIX MONTHS ENDED	and Other	Income	Investment	Income	Investment	Income	Total
JUNE 30, 2001	Revenues	(Loss)	Income	(Loss)*	Gain(Loss)	(Loss)	Assets

PROPERTY & CASUALTY
SPI
Personal Auto	$865.7	$(65.4)	$62.3	$(3.1)	$22.0		$3,022.5
Homeowners	366.8	(128.7)	27.3	(101.4)	10.3		1,328.4
Specialty	99.5	(0.2)	8.6	8.4	4.2		403.3
SBI
SBI Regular	533.6	(62.1)	65.9	3.8	19.2		3,216.2
Special Accounts
Facility	62.3	4.0	3.1	7.1	2.2		176.5
Run-off	265.4	(94.5)	46.7	(47.8)	9.2		2,666.3
Surety	40.6	6.8	2.8	9.6	2.7		132.6
Other	3.0	(0.3)	12.8	1.5	1.0		389.5
Write-off of Goodwill	—	—	—	(1,152.1)	—		—

Total	2,236.9	$(340.4)	229.5	(1,274.0)	70.8	$(883.0)	11,335.3

LIFE & INVESTMENTS
Retirement Services	14.2		169.7	5.3	(14.6)		6,110.2
Income Annuities	0.2		263.8	22.7	10.8		6,849.0
Group	164.8		1.8	18.8	(0.7)		167.4
Individual	71.6		112.1	16.3	(1.7)		3,791.8
Asset Management	17.2		1.2	3.8	—		75.1
Other	52.8		40.5	40.7	11.2		1,514.0
Write-off of Goodwill	—		—	(48.9)	—		—

Total	320.8		589.1	58.7	5.0	32.1	18,507.5

Discontinued Credit Operations	—		—	—	—	2.8	844.5
Corporate	5.4		4.7	(27.5)	(13.6)	(49.1)	(226.5)

Consolidated Totals	$2,563.1		$823.3	$(1,242.8)	$62.2	$(897.2)	$30,460.8

*	Pretax Income (Loss) before net realized investment gains (losses), distributions on capital securities and income taxes. This is a standard industry measurement and is used by management as the key measurement of segment profit or loss. It is presented as a supplement to net income as a measure of profitability. Amounts include the March 31, 2001 write-off of goodwill for Property & Casualty of $1,152.1, Life and Investments of $48.9.

NOTE 8 — SUBSEQUENT EVENT

In March 2002, SAFECO announced a definitive agreement to acquire the medical excess loss and group life business of Swiss Re Life & Health America Holding Company (Swiss Re). This acquisition closed on July 31, 2002. This business represents approximately $235 in annual medical excess loss and $10 in annual group life premium revenue.

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

Strategic Summary

SAFECO remains on track with the focused efforts started in 2001 to return the Corporation to profitability. In 2001 management undertook a comprehensive review of SAFECO’s operations. SAFECO determined that its core strengths were in the personal auto, small-to-medium commercial insurance, and life insurance and asset management businesses. In the Property & Casualty operations specific actions were taken in 2001 to raise rates, eliminate unprofitable accounts and exit non-core lines of business.

Additional efforts in 2002, particularly for SAFECO’s Property & Casualty operations, include improving sales growth through independent agents and improving service and claims handling processes.

Summary of Financial Information

The following summarized financial information should be read in conjunction with the Segment Footnote (Note 7) in the Condensed Notes to Consolidated Financial Statements in this report. Detailed discussions of Property & Casualty, Life & Investments and Corporate operations follow in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Three Months Ended		Six Months Ended
	June 30		June 30

	2002	2001	2002	2001

INCOME (LOSS)
Property & Casualty *	$25.6	$(99.4)	$42.9	$(1,274.0)
Life & Investments *	52.0	57.6	111.1	58.7
Corporate	(12.8)	(12.9)	(26.2)	(27.5)

Income (Loss) from Continuing Operations before Net Investment Realized Gains and Income Taxes	64.8	(54.7)	127.8	(1,242.8)
Income Tax Provision (Benefit)	10.4	(32.5)	18.7	(326.9)

Income (Loss) from Continuing Operations before Distributions on Capital Securities and Net Investment Realized Gains	54.4	(22.2)	109.1	(915.9)
Net Realized Investment Gains, Net of Taxes	62.0	18.4	82.1	40.4
Distributions on Capital Securities, Net of Taxes	(11.2)	(11.2)	(22.4)	(22.4)

Income (Loss) from Continuing Operations	105.2	(15.0)	168.8	(897.9)
Income from Discontinued Credit Operations, Net of Taxes	—	0.6	—	2.8
Cumulative Effect of Change in Accounting Principle, Net of Taxes	—	—	—	(2.1)

Net Income (Loss)	$105.2	$(14.4)	$168.8	$(897.2)

PER SHARE OF COMMON STOCK
Income (Loss) Before Net Realized Investment Gains *	$0.34	$(0.26)	$0.68	$(7.34)
Net Realized Investment Gains	0.48	0.15	0.64	0.32

Income (Loss) from Continuing Operations *	0.82	(0.11)	1.32	(7.02)
Income from Discontinued Credit Operations	—	—	—	0.02
Cumulative Effect of Change in Accounting Principle	—	—	—	(0.02)

Net Income (Loss)	$0.82	$(0.11)	$1.32	$(7.02)

*	Pretax amounts for the six months ended June 30, 2001 include the pretax goodwill write off of March 2001 discussed in Note 6.

The following is a summary of highlights for the first half of 2002:

Property & Casualty

•	Improved the combined ratio to 107.9 for the six months ended June 30, 2002, from 115.2 in the comparable period in 2001. Second quarter 2002 combined ratio of 107.5 improved from 108.3 in the first quarter of 2002.

•	In the second quarter of 2002 compared to the second quarter of 2001, personal auto underwriting losses were reduced by $30.5; homeowners underwriting losses were reduced by $58.7; and SAFECO Business Insurance underwriting losses were reduced by $39.1.

•	Benefited from milder than expected weather-related losses in the homeowners insurance line.

•	Recognized year-to-date restructuring charges of $12.1 ($7.9 after tax).

Life & Investments

•	Generated pretax income of $52.0 for the quarter ended June 30, 2002, compared to $57.6 in the second quarter of 2001.

•	Year-to-date deposits of new fixed annuity products exceeded $600.0.

•	Acquisition of Swiss Re’s medical excess loss and group life insurance business completed on July 31, 2002.

Property & Casualty — Operations

Property & Casualty writes personal, commercial and surety lines of insurance through independent agents. The lines of insurance written include auto, homeowners, fire, commercial multi-peril, workers’ compensation, surety and fidelity.

Operating Statistics

The following tables for Property & Casualty reflect: (1) income (loss) before net realized gains and income taxes, (2) operating ratios, and (3) underwriting income (loss).

	Income (Loss) before Net Realized
	Investment Gains and Income Taxes

	Three Months Ended		Six Months Ended
	June 30		June 30

	2002	2001	2002	2001

Earned Premiums	$1,122.0	$1,120.4	$2,221.5	$2,236.9

Underwriting Loss *	$(84.2)	$(212.7)	$(175.5)	$(340.4)
Net Investment Income	115.3	113.3	230.5	229.5
Goodwill Amortization	—	—	—	(11.0)
Goodwill Write-off	—	—	—	(1,152.1)
Restructuring Charges	(5.5)	—	(12.1)	—

Income (Loss) Before Net Realized Investment Gains and Income Taxes	$25.6	$(99.4)	$42.9	$(1,274.0)

*	Underwriting income or loss is a standard industry measurement used by management to analyze core Property & Casualty operations. This measurement represents the net amount of earned premiums less underwriting losses and expenses; it does not include net realized investment gains and losses, goodwill amortization, goodwill write-off, restructuring charges, net investment income or taxes. This measurement does not replace net income as a measure of profitability, but is presented to supplement the other financial measurements provided.

Total earned premiums for Property & Casualty lines for the second quarter of 2002 were flat compared to 2001. Earned premiums for the six months ended June 30, 2002 were down approximately 1% compared to

2001 due to reunderwriting efforts begun in 2001, including eliminating unprofitable accounts and exiting non-core lines of business. Net premiums written for the largest core lines of personal auto and small business insurance rose in 2002, reflecting rate increases as well as policy growth in personal auto in the second quarter 2002 compared to the second quarter of 2001.

Property & Casualty pretax net investment income increased slightly in 2002 compared to 2001. The repositioning of the Property & Casualty investment portfolio begun in the first quarter of 2002 has increased the allocation to taxable bonds, resulting in higher pretax investment income. Property & Casualty after-tax net investment income for the six months ended June 30, 2002 was $176.3, down 2% from the same period in 2001. See additional discussion in the Investment Summary section of this Management Discussion and Analysis.

In the first quarter of 2001 SAFECO wrote off all the goodwill related to its 1997 American States Financial Corporation acquisition.

The 2002 restructuring charges related to the consolidation of the commercial property and casualty operations started in the third quarter of 2001. See Note 5 — Restructuring Charges for additional information. At June 30, 2002, the elimination of all 1,200 positions identified has been completed.

	GAAP Operating Ratios *

	Three Months Ended		Six Months Ended
	June 30		June 30

	2002	2001	2002	2001

Loss Ratio	65.8%	76.7%	65.5%	72.7%
Loss Adjustment Expense Ratio	11.7	12.3	12.0	12.5
Expense Ratio	30.0	30.0	30.4	30.0

Combined Ratio	107.5%	119.0%	107.9%	115.2%

*	Operating ratios represent major components of expense expressed as a percentage of earned premiums and are standard industry measurements used by management to analyze Property & Casualty’s profitability. Ratios exclude goodwill amortization, goodwill write-off and restructuring charges.

The loss ratio for Property & Casualty operations improved by 10.9 points to 65.8% for the second quarter of 2002 from 76.7% a year ago. This improvement reflects aggressive actions to increase rates, re-underwrite business and terminate contracts with unprofitable agents, as well as lower catastrophe and weather-related losses in 2002.

	Underwriting Income (Loss)*

	2002		2001

		Combined		Combined
THREE MONTHS ENDED JUNE 30	Amount	Ratio	Amount	Ratio

PERSONAL INSURANCE
Personal Auto	$(7.3)	101.6%	$(37.8)	108.7%
Homeowners	(36.9)	119.5	(95.6)	151.7
Specialty	3.0	94.0	(1.2)	102.4
SAFECO BUSINESS INSURANCE
SBI Regular	(25.0)	109.9	(34.7)	113.2
Special Accounts Facility	(1.8)	102.9	1.8	94.4
Run-off	(14.4)	125.3	(47.4)	138.0
Surety	5.8	81.5	4.6	79.7
Other	(7.6)	—	(2.4)	—

Total Property & Casualty Operations	$(84.2)	107.5%	$(212.7)	119.0%

*	Catastrophe losses for all lines, net of reinsurance, totaled $64.9 and $122.6 in the second quarter of 2002 and 2001, respectively. Catastrophes are defined as events resulting in losses greater than $0.5, involving multiple claims and policyholders.

	Underwriting Income (Loss)*

	2002		2001

		Combined		Combined
SIX MONTHS ENDED JUNE 30	Amount	Ratio	Amount	Ratio

PERSONAL INSURANCE
Personal Auto	$(27.6)	103.0%	$(65.4)	107.6%
Homeowners	(55.1)	114.8	(128.7)	135.0
Specialty	11.0	89.1	(0.2)	100.2
SAFECO BUSINESS INSURANCE
SBI Regular	(47.6)	109.6	(62.1)	111.6
Special Accounts Facility	6.4	94.2	4.0	93.6
Run-off	(59.1)	142.6	(94.5)	136.8
Surety	8.9	85.4	6.8	83.2
Other	(12.4)	—	(0.3)	—

Total Property & Casualty Operations	$(175.5)	107.9%	$(340.4)	115.2%

*	Catastrophe losses for all lines, net of reinsurance, totaled $92.4 and $160.6 in the six months ended June 30, 2002 and 2001, respectively. Catastrophes are defined as events resulting in losses greater than $0.5, involving multiple claims and policyholders.

Personal Insurance — Auto

	Three Months Ended		Six Months Ended
	June 30		June 30

	2002	2001	2002	2001

Net Written Premium	$487.9	$433.4	$966.3	$881.9
Underwriting Loss	(7.3)	(37.8)	(27.6)	(65.4)

The underwriting loss for SPI — Auto improved by $30.5 and $37.8 in the three and six months ended June 30, 2002, respectively, compared to the 2001 comparable periods. Similarly, the combined ratio improved to 101.6% and 103.0% for the three and six months ended June 30, 2002, respectively, compared to 108.7% and 107.6% in the comparable periods in 2001. These improvements reflect actions taken in 2001 to increase rates, cancel contracts with unprofitable agencies and tighten underwriting standards.

While personal auto policies in force (PIF) at June 30, 2002 were flat compared to a year ago, SPI has undertaken a number of actions to stimulate profitable growth in personal auto policies and PIF was up 1.8% from March 31, 2002. Actions included introducing a new auto insurance product with additional pricing tiers to both provide more refined price points and to make insurance available to a broader range of drivers. Prior to such introduction, only the preferred and standard personal auto markets were targeted. The new product will cover a fuller range of risks than that covered by the old product (90% of the market compared to 40%) and will include nonstandard, standard and preferred personal auto markets. The new auto product has been introduced in 13 states and is expected to be available in 40 states by the end of 2002.

While PIF at June 30, 2002 was flat compared to a year ago, net written premium increased by 13% in the quarter compared to the same period a year ago, reflecting price increases. Average auto prices (including inflation adjustments) are expected to increase 7% in 2002 compared with average increases of 9% in 2001.

In 2002, SPI — Auto expanded its use of “insurance-scoring” underwriting techniques, which use multiple variants to classify auto insurance risks. These techniques are used by several competitors. The use of insurance scoring, along with stricter underwriting standards, has resulted in better matching of rates with risk. The use of these techniques has been the subject of both legislative and regulatory review, resulting in some instances in the limitations on these techniques. In addition to using these new underwriting techniques, SPI —

Auto completed the launch of its new automated underwriting system with point of sale technology. This system allows SAFECO’s agents to more efficiently quote and sell policies.

This automation initiative, new product introduction, rate increases, stricter underwriting standards and increased agent commissions on new auto business are all expected to contribute to improved profitability and PIF growth in this line of business.

Personal Insurance — Homeowners

	Three Months Ended		Six Months Ended
	June 30		June 30

	2002	2001	2002	2001

Net Written Premium	$213.6	$199.6	$380.3	$363.5
Underwriting Loss	(36.9)	(95.6)	(55.1)	(128.7)

The underwriting loss for SPI — Homeowners improved by $58.7 and $73.6 in the three and six months ended June 30, 2002, respectively, compared to the 2001 comparable periods. Similarly the combined ratio improved to 119.5% and 114.8% for the three and six months ended June 30, 2002, respectively, compared to 151.7% and 135.0% in the comparable periods in 2001. These improvements were due to lower catastrophe and weather-related losses due to milder than expected weather conditions during the first half of 2002 compared to 2001 and continued rate increases. Homeowners catastrophe losses were $41 in the second quarter of 2002 compared to $73 a year ago when the homeowners line was impacted by Midwest hailstorms. In addition, aggressive actions to increase rates and tighten underwriting standards contributed to lower losses in this line of business. Also, agent commissions for new monoline homeowners business were reduced during the first quarter of 2002.

Homeowners PIF at June 30, 2002 decreased 8.9% from a year ago due to these actions. Net written premiums increased 7% in the second quarter of 2002 compared to a year ago due to price increases. Average homeowners insurance prices (including inflation adjustments) are expected to increase 14% in 2002 compared with 12% in 2001. SPI launched a new tiered pricing structure for homeowners in the second quarter 2002 that revises rating factors to more accurately price business based on risk characteristics. This approach, which matches rates more closely to risks, is currently used in 5 states, and is expected to be in place in approximately 24 states by year-end 2002.

SAFECO has continued raising prices, tightening terms and conditions, and reducing commissions to improve SPI — Homeowners underwriting results. In addition, in states where homeowners has been unable to secure sufficient rates to cover the cost of providing insurance, SPI — Homeowners has instituted a moratorium on new business. Eight additional states were added in the second quarter of 2002, bringing the total to 10 states with moratoriums on writing new homeowners business. As announced in July 2001 homeowners will continue to decrease the amount of Homeowners insurance written in states where the company can not be profitable due to market or regulatory conditions.

Personal Insurance — Specialty

	Three Months Ended		Six Months Ended
	June 30		June 30

	2002	2001	2002	2001

Net Written Premium	$58.1	$56.6	$104.0	$104.6
Underwriting Income (Loss)	3.0	(1.2)	11.0	(0.2)

Specialty lines include earthquake, dwelling fire, inland marine and boat insurance for individuals. Underwriting results for this business line improved by $4.2 and $11.2 for the three and six months ended June 30, 2002, respectively, compared to the 2001 comparable periods. The improvement for the second quarter of 2002 over 2001 was primarily due to mild weather and the absence of any significant catastrophes.

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

SBI Regular

	Three Months Ended		Six Months Ended
	June 30		June 30

	2002	2001	2002	2001

Net Written Premium	$278.0	$260.1	$543.6	$526.2
Underwriting Loss	(25.0)	(34.7)	(47.6)	(62.1)

SBI Regular is the core commercial segment writing commercial lines insurance for small-to-medium sized businesses.

Underwriting losses were $9.7 and $14.5 lower in the three months and six months ended June 30, 2002, respectively, compared to the 2001 comparable periods. The combined ratio improved to 109.9% and 109.6% for the three and six months ended June 30, 2002, respectively, compared to 113.2% and 111.6% for the 2001 comparable periods. The improvements were due to the aggressive actions taken in 2001 to re-underwrite existing business, apply stricter underwriting standards and increase rates.

Net written premiums increased 6.9% and 3.3% for the three and six months ended June 30, 2002, respectively, compared to the 2001 comparable periods, reflecting rate increases partially offset by declines in PIF. Average SBI Regular insurance prices are expected to increase 17% in 2002 compared with 13% in 2001.

SBI Regular is introducing a redesigned business model to support sales growth, deliver pricing more accurately matched to risk characteristics and improve customer service. The suite of technology services being introduced include an automated underwriting platform, a business service center and a new business agency interface system. The underwriting platform and service center were launched during the first and second quarters of 2002 and the new business agency interface module is expected to launch in the fourth quarter of 2002.

SBI Special Accounts Facility

	Three Months Ended		Six Months Ended
	June 30		June 30

	2002	2001	2002	2001

Net Written Premium	$83.5	$31.2	$161.5	$66.1
Underwriting Income (Loss)	(1.8)	1.8	6.4	4.0

Special Accounts Facility writes continuing business for four specialty commercial programs and larger commercial accounts written for key SAFECO agents.

Underwriting income was $3.6 lower in the three months ended June 30, 2002, compared to the 2001 comparable period and $2.4 higher for the comparable six month period. The combined ratio was 102.9% and 94.2% for the three and six months ended June 30, 2002, respectively, compared to 94.4% and 93.6% in the comparable periods in 2001. SBI took aggressive actions in 2001 to re-underwrite existing business, apply stricter underwriting standards and increase rates as well as growth in profitable program business. Results in the three months ended June 30, 2002 deteriorated primarily due to additional commercial auto and workers’ compensation losses of $6.0 offset by profitable program business. Premium more than doubled due primarily to the acquisition of a book of lender-placed property business from ACE in September 2001, combined with increased rates.

SBI Run-off

	Three Months Ended		Six Months Ended
	June 30		June 30

	2002	2001	2002	2001

Net Written Premium	$6.6	$108.4	$31.0	$241.0
Underwriting Loss	(14.4)	(47.4)	(59.1)	(94.5)

SBI Run-off includes large commercial business accounts and 15 specialty programs that SAFECO is exiting. SAFECO continues to run off poor-performing large accounts and has established programs to focus on growth in the core small to medium commercial business market.

Underwriting losses were $33.0 and $35.4 lower in the three months and six months ended June 30, 2002, respectively, compared to the 2001 comparable periods. These improvements reflect the actions taken to reduce this business.

The underwriting loss for the six months ended June 30, 2002 included a $10.0 addition to reserves in the first quarter of 2002 for prior year development on workers’ compensation for large business accounts in Run-off. The workers’ compensation line continues to be unprofitable and SBI has substantially reduced its writing of this business and non-renewed workers’ compensation coverage in unprofitable markets. In 2001 SBI stopped writing new monoline workers’ compensation and, in April 2002, SBI ceased writing new workers’ compensation policies in the state of California. The lower underwriting loss in the three and six months ended June 30, 2002 reflects the reduction of business volume as insurance policies are not renewed.

Surety

	Three Months Ended		Six Months Ended
	June 30		June 30

	2002	2001	2002	2001

Net Written Premium	$35.9	$39.8	$62.8	$68.2
Underwriting Income	5.8	4.6	8.9	6.8

The combined ratio for the second quarter of 2002 was 81.5% compared to 79.7% a year ago while the combined ratio for the six months ended June 30, 2002 was 85.4% compared to 83.2% a year ago.

Other

	Three Months Ended		Six Months Ended
	June 30		June 30

	2002	2001	2002	2001

Underwriting Loss	$(7.6)	$(2.4)	$(12.4)	$(0.3)

Other includes assumed reinsurance business, non-voluntary property and casualty business for personal lines, results from SAFECO’s Lloyds of London operation and discontinued product lines.

SAFECO is currently evaluating several options for its Lloyds of London operation and expects to announce its plans in the third quarter of 2002 when the evaluation is complete and a determination is made as to what actions, if any, SAFECO will take.

Life & Investments — Operations

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

Income before net realized investment losses and income taxes (pretax income) for all lines combined was $52.0 and $111.1 in the three and six months ended June 30, 2002, respectively, compared to $57.6 and $58.8 ($107.7 before goodwill write-off) in the 2001 comparable periods.

SAFECO’s ratings downgrades in early 2001 continued to affect Life & Investments’ ability to sell certain of its products. The impact of the ratings downgrades and other information about the lines of business are discussed further below.

The following table summarizes the pretax income for Life & Investments major product lines:

	Three Months Ended		Six Months Ended
	June 30		June 30

PRE-TAX INCOME	2002	2001	2002	2001

Retirement Services	$4.0	$1.9	$12.0	$5.3
Income Annuities	7.3	12.3	16.1	22.7
Group	14.1	12.1	24.3	18.8
Individual	7.5	9.6	14.2	16.3
Asset Management	1.7	1.9	4.0	3.8
Other	17.4	19.7	40.5	40.7
Goodwill Write-off	—	—	—	(48.9)

Income Before Net Realized Investment Losses and Income Taxes	$52.0	$57.5	$111.1	$58.7

Retirement Services

Pretax income increased $2.1 and $6.7 in the three and six months ended June 30, 2002, respectively, compared to the 2001 comparable periods. The increase in the second quarter of 2002 compared to 2001 was due primarily to a $4.1 decrease in losses from the Equity Index Annuity (EIA) product, partially offset by an increase in mortality reserves. SAFECO stopped marketing the EIA product in 1999. The $6.7 increase for the six months ended June 30, 2002 compared to 2001 was due to decreased losses from the EIA product and increased investment income on the growth of assets under management.

Retirement services deposits increased $518 for the first six months of 2002 to $751 from $233 in 2001 largely due to sales of the SAFECO Select fixed deferred annuity product, which totaled $568 through June 30, 2002 compared to $65 in the first six months of 2001.

Assets under management increased to $6.6 billion at June 30, 2002 compared to $5.8 billion a year ago.

Income Annuities

Pretax income decreased by $5.0 and $6.6 in the three and six months ended June 30, 2002, respectively, compared to the 2001 comparable periods due primarily to paydowns and changes in anticipated paydowns of collateralized mortgage obligations.

Total income annuity assets of $6.3 billion were flat at June 30, 2002 compared to a year ago. The primary product in this business line is the single-premium immediate annuity which is sold to fund third-party personal injury settlements. This product is extremely sensitive to financial strength ratings and SAFECO’s ratings downgrades during the first quarter of 2001 significantly curtailed the volume of new income annuity deposits. Deposits for income annuities declined by $28.7 to $35.7 for the six months ended June 30, 2002 compared to $64.4 for the same period in 2001.

Group

The primary product offering in this business line is excess loss insurance sold to employers with self-insured employee medical plans. Pretax income increased $2.0 and $5.5 in the three and six months ended June 30, 2002, respectively, compared to the 2001 comparable periods. These improvements were due to continued low loss ratios on the medical excess loss line and lower operating expenses.

In March 2002, SAFECO announced a definitive agreement to acquire the medical excess loss and group life business of Swiss Re Life & Health America Holding Company (Swiss Re). This acquisition closed on July 31, 2002. This business represents approximately $235 in annual medical excess loss and $10 in annual group life premium revenue.

Individual

Individual products include term, universal and variable universal life and business owned life insurance (BOLI). BOLI is universal life insurance sold to banks and is extremely sensitive to financial strength ratings. SAFECO’s ratings downgrades during the first quarter of 2001 significantly curtailed the volume of new BOLI deposits.

Pretax income decreased $2.1 for each of the three and six months ended June 30, 2002, respectively, compared to the 2001 comparable periods. These decreases were due primarily to increased claims experience in BOLI and universal life in the second quarter of 2002.

Asset Management

SAFECO Asset Management Company is the investment advisor for the SAFECO mutual funds, variable annuity portfolios and a number of outside pension and trust accounts. The year-to-date increase in income to $4.0 from $3.8 is due to lower expenses. Assets under management totaled $4.4 billion at June 30, 2002 compared to $5.4 billion at June 30, 2001.

Other

The Other line is comprised mainly of investment income from the investment of capital and prior years’ earnings of the operating lines of business, as well as pretax earnings from Talbot Financial Corporation (Talbot), a wholly-owned subsidiary. Talbot is an insurance agency that distributes both property and casualty and life insurance products.

Pretax income for the Other Line decreased $2.3 for the three months ended June 30, 2002, compared to the 2001 comparable period. Talbot’s pretax income decreased $1.0 in the second quarter of 2002 compared to a year ago due to increased operating expenses.

Corporate

	Three Months Ended		Six Months Ended
	June 30		June 30

	2002	2001	2002	2001

Loss before Net Realized Investment Losses and Income Taxes	$(12.8)	$(12.8)	$(26.2)	$(27.5)

The Corporate segment includes operating results for the parent company, SAFECO Financial Products, SAFECO Properties and intercompany transaction eliminations. The Corporation’s primary expense is interest expense on borrowings, totaling $16.4 and $15.3 of expense for the second quarter of 2002 and 2001, respectively, and totaling $32.4 and $32.3 for the six months ended June 30, 2002 and 2001, respectively. These amounts do not include the expense for the distributions on SAFECO’s Capital Securities which is presented net of tax on the Consolidated Statements of Income (Loss).

SAFECO Financial Products, Inc. (SFP), the Corporation’s wholly-owned subsidiary, engages in limited activity for its own account by selling single name credit default swaps (“credit swaps”), writing S&P 500 Index options and investing in convertible bonds.

At June 30, 2002, SFP had credit swaps with notional amounts outstanding totaling $975.0. These credit swaps involved selling credit protection for a fee that covers certain credit events on assets owned by the buyer (financial institutions and investment banks) such that if a credit event occurs SFP would make a payment to the buyer. Approximately 97% of the credit swap’s underlying issuers were rated investment grade by Standard and Poors (BBB- or higher), with 59% of the portfolio rated A- or higher. The notional amount of credit swaps rated below investment grade at June 30, 2002 was $30, which included $10.0 for Worldcom. The credit swaps are marked to market through net realized investment gains/losses. The mark to market unrealized loss at June 30, 2002 related to Worldcom was $8.8.

The fair value of SFP’s written S&P index options liability was $23.4 and $29.2 at June 30, 2002 and 2001, respectively. SFP’s investment portfolio included investment grade convertible bonds with market values totaling $51.1 at June 30, 2002. There were no convertible bonds at June 30, 2001.

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

In order to better match invested asset duration to the duration of related liabilities, SAFECO has been and is repositioning its Property & Casualty investment portfolio to reduce its bond investment portfolio duration from approximately 7 to approximately 5. The Property & Casualty asset allocation mix also is being adjusted to reduce volatility, by lowering the exposure to equity securities. As of June 30, 2002, the bond investment portfolio’s duration was approximately 5.7 compared to approximately 7 at March 31, 2002. The portfolio repositioning has also resulted in a lower allocation to equity securities, which comprised approximately 13% of this investment portfolio at June 30, 2002 compared to approximately 18% at December 31, 2001. As a result of executing this strategy, this portfolio’s allocation to taxable bonds has increased relative to its tax-exempt holdings. As a result, pretax investment income for the Property & Casualty portfolio has increased while after tax investment income has decreased by approximately 1% for the three months ended June 30, 2002. Actions to further reposition the investment portfolio are on hold due to current market conditions. SAFECO plans to continue repositioning the Property & Casualty investment portfolio to accomplish these objectives when market conditions stabilize.

Total cash provided by operating activities for the six months ended June 30, 2002 and 2001 was $334.0 and $110.0, respectively (see Consolidated Statements of Cash Flows for additional information). After tax investment income is expected to be lower for the remainder of 2002 due to lower interest rates and changes in SAFECO’s investment strategy as discussed above. It is anticipated that SAFECO’s insurance subsidiaries will continue to pay dividends to the Corporation in 2002 in order to fund shareholder dividends and to service debt.

Short-term investments decreased from $672.9 at December 31, 2001 to $287.7 at June 30, 2002 due to the reinvestment of proceeds received from the sale of SAFECO Credit Company, Inc. (SAFECO Credit) in August 2001. The cash received was invested in short-term commercial paper at December 31, 2001 and has been re-invested in longer term fixed maturities in 2002. The higher level of proceeds from the sale of fixed maturities and equities in the first half of 2002 was due to the portfolio adjustments discussed above. The higher level of proceeds from the sale of fixed maturities in the first half of 2001 was due to the sales by Property & Casualty and Life & Investments in the first quarter of 2001 to generate cash to loan to SAFECO Credit. These loans were repaid when SAFECO Credit was sold in August 2001.

During the second quarter of 2002 SAFECO filed a universal shelf registration with the Securities and Exchange Commission (SEC), which will allow SAFECO to issue up to $900 in securities. This replaced the prior shelf registration that SAFECO had filed with the SEC in March 2000 that had $500 of capacity remaining. The Corporation has $350 of long term debt maturing within the next 12 months. SAFECO has a bank credit facility available for $800.0. The five-year facility originated in 1997 and extends to September 24, 2002. There were no borrowings outstanding under this facility as of June 30, 2002 and December 31, 2001. This facility is available for general corporate purposes and as a back up to the Corporation’s commercial paper program. SAFECO continues to evaluate its financing, liquidity needs and alternatives and expects to renew its bank credit facility, at a level appropriate for the Corporation’s needs.

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

Due primarily to Property & Casualty’s poor underwriting results in 2000 and 2001, SAFECO’s claims-paying and corporate credit ratings were lowered in recent years, most recently in the first half of 2001. All rating agencies except for A.M. Best maintain a stable outlook on their ratings of SAFECO. As of June 30, 2002, A.M. Best maintained a negative outlook on Property & Casualty’s financial strength rating and the Corporation’s debt rating while maintaining a stable outlook on the Life insurance companies. On August 13, 2002 Standard & Poor’s (S&P) affirmed its ratings on SAFECO Corporation and its property and casualty subsidiaries. At the same time, based on a change in S&P’s methodology criteria, S&P lowered its ratings on the life insurance subsidiaries from “A+” to “A”. S&P maintains a stable outlook on all these entities.

Lower operating results combined with increased operating leverage in Property & Casualty contributed to lower debt service coverage for the Corporation. SAFECO’s interest rates on short term borrowings increased due to the ratings downgrades. SAFECO believes its financial position is sound and is executing action plans to improve Property & Casualty results. In the first half of 2002, the effect of SAFECO’s actions plans started to be reflected in improved operating results and SAFECO’s debt service coverage improved. It is, however, possible that further negative ratings actions may occur. Lower ratings have significantly affected Life & Investments ability to sell income annuities and BOLI. If ratings are further lowered, SAFECO may incur higher borrowing costs, may have more limited means to access capital, and may have additional difficulties marketing certain of its insurance products that are dependent upon ratings being at or above a particular level of risk.

The following table summarizes SAFECO’s current ratings:

Standard
	A.M. Best	Fitch	Moody’s	& Poor’s

SAFECO Corporation
Senior Debt	bbb+	A-	Baa1	BBB+
Capital Securities	bbb	BBB+	baa1	BBB-
Commercial Paper	AMB-2	F-2	P-2	A-2
Financial Strength/Claims-Paying Ability
Property & Casualty Subsidiaries	A	AA-	A1	A+
Life Subsidiaries	A	AA-	A1	A

Investment Summary

Net Investment Income

SAFECO’s consolidated pretax investment income was $412.8 and $407.9 for the second quarter of 2002 and 2001, respectively, and was $827.5 and $823.3 for the six months ended June 30, 2002 and 2001, respectively. Substantially all of this investment income is produced by the investment portfolios of Property & Casualty and Life & Investments. The net investment income detail is presented below:

	Three Months Ended		Six Months Ended
	June 30		June 30

PRETAX INVESTMENT INCOME	2002	2001	2002	2001

Property & Casualty	$115.3	$113.3	$230.5	$229.5
Life & Investments	294.5	291.8	590.6	589.1
Corporate	3.0	2.8	6.4	4.7

Total	$412.8	$407.9	$827.5	$823.3

	Three Months Ended		Six Months Ended
	June 30		June 30

PRETAX INVESTMENT RETURNS	2002	2001	2002	2001

Property & Casualty	6.1%	6.5%	6.1%	6.6%
Life & Investments	7.2%	7.6%	7.3%	7.6%

Although Property & Casualty’s pretax investment income has increased slightly in 2002 compared to 2001, after tax investment income declined 2% for the six months ended 2002 compared to 2001 due to the portfolio repositioning discussed below. After tax investment income for the remainder of 2002 is expected to be lower due to lower interest rates and repositioning of the investment portfolio.

In order to better match invested asset duration to the duration of related liabilities, SAFECO has been and is repositioning its Property & Casualty investment portfolio to reduce its bond investment portfolio from approximately 7 to approximately 5. The Property & Casualty asset allocation mix is also being adjusted to reduce volatility, by lowering the exposure to equities securities. As of June 30 2002, the bond investment portfolio’s duration was approximately 5.7 compared with approximately 7 at March 31, 2002. The portfolio repositioning has also resulted in a lower allocation to equities securities, which comprised approximately 13% of Property & Casualty’s investment portfolio at June 30, 2002 compared to approximately 18% at December 31, 2001. As a result of executing this strategy, this portfolio’s allocation to taxable bonds has increased relative to its tax-exempt holdings. As a result, pretax investment income for the Property & Casualty portfolio has increased while after tax investment income has decreased by approximately 1% for the three months ended June 30, 2002. Actions to further reposition the investment portfolio are on hold due to current market conditions. SAFECO plans to continue repositioning the Property & Casualty investment portfolio to accomplish these objectives when market conditions stabilize.

Net Realized Investment Gains (Losses)

Consolidated pretax realized investment gains net of losses totaled $95.4 and $28.8 for the three months ended June 30, 2002 and 2001, respectively, and $126.0 and $62.2 for the six months ended June 30, 2002 and 2001, respectively. Excluding investment impairment write-downs, these amounts were $199.3 and $240.1 for the three and six months ended June 30, 2002. The $240.1 for the six months ended June 30, 2002 included gains from the repositioning of the Property & Casualty investment portfolio of $203.0, other realized gains net of losses of $53.4 and losses from mark to market of SFP credit swaps of $16.3.

	Three Months Ended		Six Months Ended
	June 30		June 30

PRETAX NET REALIZED GAINS (LOSSES)	2002	2001	2002	2001

Property & Casualty	$189.0	$28.3	$231.5	$70.8
Life & Investments	(75.6)	(7.0)	(86.9)	5.0
Corporate	(18.0)	7.5	(18.6)	(13.6)

Total	$95.4	$28.8	$126.0	$62.2

Consolidated net realized investment gains are recorded net of losses on the sale or write-down of investments. Each investment that has declined in fair value below cost is monitored and if the decline is judged to be other than temporary, the security is written down to fair value. Pretax consolidated investment write-downs were $103.9 and $13.8 for the three months ended June 30, 2002 and 2001, respectively, and $114.1 and $50.1 for the six months ended June 30, 2002 and 2001, respectively. For Property & Casualty the 2002 year-to-date impairments totaled $18.4, for Life & Investments $81.6, and for Corporate $14.1. The write-downs in 2002 were due to credit deterioration and corporate failures of fixed-maturity issuers, primarily in the telecommunications sector. Write-downs in the second quarter of 2002 for Worldcom totaled $66.5. Additional write-downs are possible due to continued weakness in certain industry segments; however, the timing and amount of any write-downs is not currently estimable.

Forward-looking information is subject to risk and uncertainty

Statements made in this report that relate to anticipated financial performance, business prospects and plans, regulatory developments and similar matters are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Statements in this report that are not historical information are forward-looking. The operations, performance and development of our business are subject to certain risks and uncertainties that may cause actual results to differ materially from those contained in or suggested by the forward-looking statements in this report. The risks and uncertainties include, but are not limited to:

•	the ability to obtain rate increases and decline or non-renew underpriced insurance accounts;

•	achievement of premium targets and profitability;

•	realization of growth and business retention estimates;

•	achievement of decrease in large-commercial premium volume;

•	achievement of expense savings from consolidation of commercial operations;

•	achievement of overall expense reduction goals;

•	success in implementing a new business entry model for personal and commercial lines;

•	success in obtaining regulatory approval of price-tiered products and the use of insurance scores;

•	the ability to freely enter and exit lines of business;

•	negative changes to SAFECO’s ratings by rating agencies;

•	the effect of current insurance and credit ratings levels on business production;

•	inflationary pressures on medical care costs, auto parts and repair, construction costs and other economic sectors that increase the severity of claims;

•	availability of bank credit facilities;

•	the profitability of the use of derivative securities by SAFECO Financial Products;

•	fluctuations in interest rates;

•	performance of financial markets;

•	a long-term period of low interest rates;

•	changes in the mix of SAFECO’s property and casualty book of business;

•	driving patterns;

•	the competitive pricing environment, initiatives by competitors and other changes in competition;

•	weather conditions, including the severity and frequency of storms, hurricanes, snowfalls, hail and winter conditions;

•	the occurrence of significant natural disasters, including earthquakes;

•	the occurrence of significant man-made disasters, such as the attacks on September 11, 2001;

•	the occurrence of epidemics;

•	the occurrence of bankruptcies that result in losses under surety bonds;

•	the adequacy of loss reserves;

•	the availability of, pricing of, and ability to collect reinsurance;

•	the ability to manage exposure to the Lloyd’s of London underwriting market;

•	the ability to exclude and to reinsure the risk of loss from terrorism;

•	the success in integrating acquired businesses and operations;

•	interpretation of insurance policy provisions by courts, court decisions regarding coverage and theories of liability, trends in litigation and changes in claims settlement practices;

•	the outcome of any litigation against SAFECO;

•	legislative and regulatory developments affecting the actions of insurers, including requirements regarding rates and availability of coverage;

•	changes in tax laws and regulations that affect the favorable taxation of certain life insurance products or that decrease the usefulness of life insurance products for estate planning purposes; and

•	general economic and market conditions.

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

The SAFECO property and casualty insurance companies were sued on July 18, 2001 in U.S. District Court for the Northern District of Ohio and on August 10, 2001 in California state court by plaintiffs who purport to represent classes of present and former claims adjusters. The plaintiffs claim that claims adjusters should have been considered non-exempt employees under the labor laws, and seek damages representing back overtime pay for certain hours worked. SAFECO intends to vigorously defend against these allegations.

On August 6, 2002, General Insurance Company of America was voluntarily dismissed by the plaintiffs as a defendant in Hobbs v. State Farm Mutual Automobile Insurance Co., et al., a putative class-action lawsuit filed in 1999 in Illinois state court against seven property and casualty insurance groups.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The Annual Meeting of Shareholders of SAFECO Corporation was held May 1, 2002. SAFECO shareholders elected three nominees to the Board of Directors by the votes shown below. The terms of all of the nominees elected will expire in 2005. There were no broker non-votes with respect to any of the nominees.

	For	Withheld

Joseph W. Brown	114,724,095	1,306,075
Phyllis J. Campbell	114,727,927	1,302,243
Paul W. Skinner	114,091,127	1,939,043

The proposal to approve the SAFECO Long-Term Incentive Plan of 1997 as Amended and Restated was adopted by the favorable vote of 92,740,802 shares, with 9,798,983 shares voting “against” and 968,288 shares abstaining. There were 12,522,097 broker non-votes with respect to the proposal.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K
(a)	Exhibits None.
(b)	Reports on Form 8-K
The registrant filed the following 8-K’s during the quarter ended June 30, 2002 and for the period up to the filing date of this Form 10-Q.

Filing dated	Under	Filing related to:

May 10, 2002	Item 5 (Other Items)	Description of SAFECO Corporation capital stock.
July 5, 2002	Item 5 (Other Items)	Announcement of SAFECO’s finance group appointments.
July 23, 2002	Item 5 (Other Items)	Earnings press release for June 30, 2002
August 1, 2002	Item 5 (Other Items)	Announcement of closing of Swiss Re acquisition.

SAFECO Corporation and Subsidiaries

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAFECO CORPORATION
Registrant
Dated: August 14, 2002	/s/ CHRISTINE B. MEAD
Christine B. Mead Senior Vice President, Chief Financial Officer And Secretary
Dated: August 14, 2002	/s/ RICHARD M. LEVY
Richard M. Levy Vice President, Controller And Chief Accounting Officer