Form 10-Q
period 2002-09-30
SAFECO CORP
filed 2002-11-06
CIK 86104

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

-------------------------------------------------------------------------------

                                 FORM 10-Q

-------------------------------------------------------------------------------




    [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934 for the Quarterly Period Ended September 30, 2002




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



Common Stock, No Par Value:  127,743,059  shares were outstanding at October 31,
2002










SAFECO Corporation and Subsidiaries

----------------------------------------------------------------------------------------------------------
CONTENTS
----------------------------------------------------------------------------------------------------------

         Item     Description                                                                         Page
----------------------------------------------------------------------------------------------------------

Part I            Financial Information

         1        Financial Statements
                   Consolidated Balance Sheets
                     September 30, 2002 and December 31, 2001                                            2

                   Consolidated Statements of Income (Loss)
                     for the three and nine months ended September 30, 2002 and 2001                     4

                   Consolidated Statements of Shareholders' Equity
                     for the nine months ended September 30, 2002 and 2001                               5

                   Consolidated Statements of Comprehensive Income (Loss)
                     for the three and nine months ended September 30, 2002 and 2001                     5

                   Consolidated Statements of Cash Flows
                     for the nine months ended September 30, 2002 and 2001                               6

                   Condensed Notes to Consolidated Financial Statements                                  8

         2        Management's Discussion and Analysis of Financial Condition
                          and Results of Operations                                                     18


         4        Controls and Procedures                                                               35



Part II           Other Information

         1         Legal Proceedings                                                                    37

         5         Other Information                                                                    37

         6         Exhibits and Reports on Form 8-K                                                     38

Signatures                                                                                              39

Certifications                                                                                          40










' Corporation and Subsidiaries
-----------------------------------------------------------------------------------------------------------

PART I Item 1 - FINANCIAL INFORMATION
-----------------------------------------------------------------------------------------------------------
Consolidated Balance Sheets
-----------------------------------------------------------------------------------------------------------

                                                                                September 30   December 31
                                                                                        2002          2001
-----------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------
(In Millions)                                                                    (Unaudited)

ASSETS
Investments
    Fixed Maturities, at Fair Value
      (Cost or amortized cost: $22,045.4; $20,677.1)                                $23,657.8    $21,444.1
    Marketable Equity Securities, at Fair Value
      (Cost: $828.0; $940.5)                                                          1,037.7      1,596.4
    Mortgage Loans                                                                      921.1        924.2
    Other Investment Assets                                                             212.5        236.9
    Short-Term Investments                                                              511.0        672.9
                                                                                ---------------------------
Total Investments                                                                    26,340.1     24,874.5
Cash                                                                                    181.3        269.3
Accrued Investment Income                                                               350.2        323.8
Premiums and Service Fees Receivable                                                  1,086.0        973.0
Other Notes and Accounts Receivable                                                     309.0        163.4
Current Income Tax Recoverable                                                            5.5           --
Deferred Income Tax Recoverable                                                         170.6        319.0
Reinsurance Recoverables                                                                604.5        523.2
Deferred Policy Acquisition Costs                                                       640.6        626.8
Land, Buildings and Equipment for Company Use
    (At cost less accumulated depreciation)                                             525.7        552.0
Intangibles and Goodwill (Note 8)
    (Accumulated amortization: $97.7; $85.9)                                            193.5        149.4
Other Assets                                                                            124.6        110.0
Securities Lending Collateral (Note 1)                                                2,358.1      1,636.2
Separate Account Assets                                                                 853.2      1,208.1
                                                                                ---------------------------
Total Assets                                                                        $33,742.9    $31,728.7
-----------------------------------------------------------------------------------------------------------
See condensed notes to consolidated financial statements.





SAFECO Corporation and Subsidiaries
-----------------------------------------------------------------------------------------------------------


-----------------------------------------------------------------------------------------------------------
Consolidated Balance Sheets
-----------------------------------------------------------------------------------------------------------

                                                                                 September 30  December 31
                                                                                         2002         2001
-----------------------------------------------------------------------------------------------------------
(In Millions)                                                                    (Unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY
Losses and Loss Adjustment Expenses                                                 $ 5,227.2    $ 5,118.4
Life Policy Liabilities                                                                 342.6        327.1
Unearned Premiums                                                                     1,884.5      1,782.2
Funds Held Under Deposit Contracts                                                   15,453.0     14,624.2
Debt (Note 3)                                                                         1,127.8      1,096.6
Other Liabilities                                                                     1,594.6      1,423.0
Current Income Taxes                                                                       --         34.9
Securities Lending Payable (Note 1)                                                   2,358.1      1,636.2
Separate Account Liabilities                                                            853.2      1,208.1
                                                                                ---------------------------
Total Liabilities                                                                    28,841.0     27,250.7
                                                                                ---------------------------



Commitments and Contingencies                                                              --           --


Corporation-Obligated, Mandatorily Redeemable Capital Securities of Subsidiary
Trust Holding Solely Junior Subordinated Debentures of the Corporation (Capital
Securities)                                                                             843.7        843.4
                                                                                ---------------------------


Preferred Stock, No Par Value
    Shares Authorized: 10
    Shares Issued and Outstanding: None                                                    --           --
Common Stock, No Par Value
    Shares Authorized: 300
    Shares Reserved for Options: 12.1; 6.4
    Shares Issued and Outstanding: 127.8; 127.7                                         847.6        841.9
Retained Earnings                                                                     2,042.7      1,875.9
Accumulated Other Comprehensive Income, Net of Taxes                                  1,167.9        916.8
                                                                                ---------------------------
Total Shareholders' Equity                                                            4,058.2      3,634.6
                                                                                ---------------------------
Total Liabilities and Shareholders' Equity                                          $33,742.9    $31,728.7
-----------------------------------------------------------------------------------------------------------
See condensed notes to consolidated financial statements.





SAFECO Corporation and Subsidiaries

-----------------------------------------------------------------------------------------------------------
Consolidated Statements of Income (Loss)
-----------------------------------------------------------------------------------------------------------

                                                                        Three Months Ended      Nine Months Ended
                                                                           September 30            September 30
                                                                          2002           2001      2002          2001
----------------------------------------------------------------------------------------------------------------------
(In Millions Except Per Share Amounts)                                     (Unaudited)             (Unaudited)

REVENUES
Insurance
    Property & Casualty Earned Premiums                              $ 1,135.2      $1,118.5  $ 3,356.7      $3,355.4
    Life & Investments Premiums and Other Revenues                       223.3         158.8      554.5         479.6
                                                                     -------------------------------------------------
Total                                                                  1,358.5       1,277.3    3,911.2       3,835.0
Other                                                                      3.2           3.4        7.9           8.8
Net Investment Income                                                    420.4         408.9    1,247.9       1,232.2
Net Realized Investment Gains                                             12.5          18.5      138.5          80.7
                                                                     -------------------------------------------------
Total                                                                  1,794.6       1,708.1    5,305.5       5,156.7
                                                                     -------------------------------------------------

EXPENSES
Losses, Loss Adjustment Expenses and Policy Benefits                   1,171.8       1,466.1    3,512.8       3,978.5
Commissions                                                              233.7         213.1      654.0         619.7
Personnel Costs                                                          123.7         125.9      363.4         378.8
Interest                                                                  17.9          17.7       50.3          50.0
Intangibles and Goodwill Amortization (Note 8)                             4.2           4.2       12.3          23.4
Other                                                                    128.5          91.3      352.5         316.9
Amortization of Deferred Policy Acquisition Costs                        220.1         207.8      642.0         615.5
Deferral of Policy Acquisition Costs                                    (230.4)       (205.5)    (672.8)       (634.0)
Restructuring Charges (Note 7)                                             3.0          31.8       15.1          31.8
Goodwill Write-off (Note 8)                                                --           --          --        1,201.0
                                                                     -------------------------------------------------
Total                                                                  1,672.5       1,952.4    4,929.6       6,581.6
                                                                     -------------------------------------------------


Income (Loss) from Continuing Operations before Income Taxes
    And Change in Accounting Principle                                   122.1        (244.3)     375.9      (1,424.9)
                                                                     -------------------------------------------------
Provision (Benefit) for Income Taxes
    Current                                                               27.7         (45.6)      82.2         (28.1)
    Deferred                                                               7.9         (54.0)      16.0        (376.6)
                                                                     -------------------------------------------------
Total                                                                     35.6         (99.6)      98.2        (404.7)
                                                                     -------------------------------------------------
Income (Loss) from Continuing Operations before Distributions on
    Before Distributions on Capital Securities
    Capital Securities and Change in Accounting Principle                 86.5        (144.7)     277.7      (1,020.2)
Distributions on Capital Securities, Net of Taxes                        (11.3)        (11.3)     (33.7)        (33.7)
                                                                     -------------------------------------------------
Income (Loss) from Continuing Operations
    Before Change in Accounting Principle                                 75.2        (156.0)     244.0      (1,053.9)
                                                                     -------------------------------------------------
Income from Discontinued Credit Operations, Net of Taxes (Note 6)          --            1.4        --            4.2
Gain from Sale of SAFECO Credit Operations, Net of Taxes                   --           54.0        --           54.0
                                                                     -------------------------------------------------
Total                                                                      --           55.4        --           58.2
                                                                     -------------------------------------------------
Income (Loss) before Cumulative Effect of Change in Accounting            75.2        (100.6)     244.0        (995.7)
Principle
Cumulative Effect of Change in Accounting Principle - SFAS 133, Net        --           --          --           (2.1)
of Taxes
                                                                     -------------------------------------------------
Net Income (Loss) (Note 8)                                           $    75.2      $ (100.6) $   244.0      $ (997.8)
----------------------------------------------------------------------------------------------------------------------

INCOME (LOSS) PER SHARE OF COMMON STOCK
Income (Loss) from Continuing Operations
    Before Change in Accounting Principle                            $    0.59      $  (1.22) $    1.91      $  (8.24)
Income from Discontinued Credit Operations, Net of Taxes (Note 6)          --           0.01        --           0.03
Gain from Sale of SAFECO Credit Operations, Net of Taxes                   --           0.42        --           0.42
                                                                     -------------------------------------------------
Income (Loss) before Cumulative Effect of Change in Accounting            0.59         (0.79)      1.91         (7.79)
Principle
Cumulative Effect of Change in Accounting Principle- SFAS 133, Net         --           --          --          (0.02)
of Taxes
                                                                     -------------------------------------------------
Net Income (Loss) Per Share of Common Stock - Diluted & Basic (Note  $    0.59      $  (0.79) $    1.91      $  (7.81)
8)
----------------------------------------------------------------------------------------------------------------------

Dividends Paid to Common Shareholders                                $   0.185      $   0.185 $    0.555     $   0.740
----------------------------------------------------------------------------------------------------------------------
Average Number of Shares Outstanding During the Period:(Note 1)Diluted   128.1         128.0      128.1         127.9

                                                              Basic      127.8         127.8      127.8         127.7
----------------------------------------------------------------------------------------------------------------------
See condensed notes to consolidated financial statements.



SAFECO Corporation and Subsidiaries
-----------------------------------------------------------------------------------------------------------
Consolidated Statements of Shareholders' Equity
-----------------------------------------------------------------------------------------------------------

                                                                                     Nine Months Ended
                                                                                       September 30
                                                                                       2002          2001
----------------------------------------------------------------------------------------------------------
(In Millions)                                                                           (Unaudited)

COMMON STOCK
Balance at Beginning of Period                                                    $    841.9    $   834.5
Stock Issued for Options and Rights                                                      6.7          6.9
Common Stock Reacquired                                                                 (1.5)        (1.0)
Other                                                                                    0.5          0.4
                                                                                  ------------------------

Balance at End of Period                                                               847.6        840.8
                                                                                  ------------------------


RETAINED EARNINGS
Balance at Beginning of Period                                                       1,875.9      2,966.4
Net Income (Loss)                                                                      244.0       (997.8)
Amortization of Underwriting Compensation on Capital                                    (0.3)        (0.3)
Securities
Dividends Declared                                                                     (70.9)       (70.9)
Common Stock Reacquired                                                                 (6.0)        (3.7)
                                                                                  ------------------------
Balance at End of Period                                                             2,042.7      1,893.7
                                                                                  ------------------------


ACCUMULATED OTHER COMPREHENSIVE INCOME, NET OF TAXES
Balance at Beginning of Period                                                         916.8        894.9
Other Comprehensive Income                                                             251.1        134.9
                                                                                  ------------------------
Balance at End of Period                                                             1,167.9      1,029.8
                                                                                  ------------------------
Shareholders' Equity                                                              $  4,058.2    $ 3,764.3
----------------------------------------------------------------------------------------------------------
See condensed notes to consolidated financial statements.

---------------------------------------------------------------------------------------------------------
Consolidated Statements of Comprehensive Income (Loss)
---------------------------------------------------------------------------------------------------------

                                                           Three Months Ended           Nine Months Ended
                                                              September 30                 September 30
                                                            2002           2001         2002           2001
------------------------------------------------------------------------------------------------------------
(In Millions)                                                 (Unaudited)                  (Unaudited)

Net Income (Loss)                                      $     75.2     $  (100.6)   $    244.0     $  (997.8)
                                                       -----------------------------------------------------
Other Comprehensive Income, Net of Taxes
    Increase in Unrealized Appreciation
       of Investment Securities                             327.8         203.1         349.5         202.5
    Less Reclassification Adjustment for Net Realized
      Investment Gains Included in Net Income (Loss)         (7.8)        (12.8)        (89.9)        (53.3)
    Deferred Policy Acquisition Costs Valuation             (11.0)         (6.8)        (15.4)         (8.6)
    Allowance
    Foreign Currency and Other Adjustments                    5.5           8.7           6.9          (5.7)
                                                       -----------------------------------------------------
      Other Comprehensive Income                            314.5         192.2         251.1         134.9
                                                       -----------------------------------------------------
Comprehensive Income (Loss)                            $    389.7     $    91.6    $    495.1     $  (862.9)
------------------------------------------------------------------------------------------------------------
See condensed notes to consolidated financial statements.







SAFECO Corporation and Subsidiaries

-----------------------------------------------------------------------------------------------------------
Consolidated Statements of Cash Flows
-----------------------------------------------------------------------------------------------------------

                                                                                      Nine Months Ended
                                                                                         September 30
                                                                                        2002          2001
------------------------------------------------------------------------------------------------------------
(In Millions)                                                                            (Unaudited)

OPERATING ACTIVITIES
Insurance Premiums Received                                                        $  3,679.6    $ 3,665.6
Dividends and Interest Received                                                       1,152.3      1,150.7
Other Operating Receipts                                                                148.8        150.0
Insurance Claims and Policy Benefits Paid                                            (2,857.5)    (3,097.1)
Underwriting, Acquisition and Insurance Operating Costs Paid                         (1,203.6)    (1,219.3)
Interest Paid and Distributions on Capital Securities                                  (120.3)      (128.8)
Other Operating Costs Paid                                                              (93.1)       (82.3)
Income Taxes Paid                                                                      (117.3)       (47.2)
                                                                                   -------------------------
Net Cash Provided by Operating Activities                                               588.9        391.6
                                                                                   -------------------------

INVESTING ACTIVITIES
Purchases of
    Fixed Maturities                                                                 (4,798.3)    (2,511.0)
    Equities                                                                           (246.9)      (206.5)
    Other Investment Assets                                                            (187.8)      (219.6)
Maturities of Fixed Maturities                                                        1,236.9      1,030.5
Sales of
    Fixed Maturities                                                                  2,289.4      1,834.5
    Equities                                                                            537.5        279.1
    Other Investment Assets                                                             113.7        121.7
Net Decrease (Increase) in Short-Term Investments                                       161.9       (849.9)
Proceeds from Sale of SAFECO Credit Operations                                            --         250.0
Other                                                                                    30.5        (55.4)
                                                                                   -------------------------
Net Cash Used in Investing Activities                                                  (863.1)      (326.6)
                                                                                   -------------------------

FINANCING ACTIVITIES
Funds Received Under Deposit Contracts                                                1,010.1        716.3
Return of Funds Held under Deposit Contracts                                           (778.8)      (976.1)
Proceeds from Notes and Mortgage Borrowings                                             371.8          --
Repayment of Notes and Mortgage Borrowings                                              (46.2)        (4.3)
Repayment of Short-Term Borrowings                                                     (299.0)       (74.4)
Common Stock Reacquired                                                                  (7.5)        (4.7)
Dividends Paid to Shareholders                                                          (70.9)       (94.5)
Other                                                                                     6.7          9.9
                                                                                   -------------------------
Net Cash Provided by (Used in) Financing Activities                                     186.2       (427.8)
                                                                                   -------------------------

Cash Provided by Discontinued Credit Operations                                           --         328.2
                                                                                   -------------------------

Net Decrease in Cash                                                                    (88.0)       (34.6)

Cash at Beginning of Period                                                             269.3        186.3
                                                                                   -------------------------
Cash at End of Period                                                              $    181.3    $   151.7
------------------------------------------------------------------------------------------------------------
See condensed notes to consolidated financial statements.





SAFECO Corporation and Subsidiaries

-----------------------------------------------------------------------------------------------------------
Consolidated Statements of Cash Flows -
Reconciliation of Net Income (Loss) to Net Cash Provided by Operating Activities
-----------------------------------------------------------------------------------------------------------

                                                                                      Nine Months Ended
                                                                                        September 30
                                                                                        2002          2001
-----------------------------------------------------------------------------------------------------------
(In Millions)                                                                            (Unaudited)

Net Income (Loss)                                                                  $    244.0    $  (997.8)
                                                                                   ------------------------

ADJUSTMENTS TO RECONCILE NET INCOME (LOSS)
    TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Net Realized Investment Gains                                                          (138.5)       (80.7)
Amortization and Depreciation                                                            64.7         65.7
Amortization of Fixed Maturity Investments                                              (39.5)       (47.5)
Deferred Income Tax Provision (Benefit)                                                  16.0       (376.6)
Interest Expense on Deposit Contracts                                                   566.6        474.0
Other Adjustments                                                                         6.0         (1.6)
Goodwill Write-Off                                                                        --       1,201.0
Income from Discontinued Credit Operations, Net of Taxes                                  --          (4.2)
Gain from Sale of SAFECO Credit Operations, Net of Taxes                                  --         (54.0)
Cumulative Effect of Change in Accounting Principle, Net of Taxes                         --           2.1
Changes in
    Losses and Loss Adjustment Expenses                                                   7.0        328.2
    Life Policy Liabilities                                                              12.8        (13.2)
    Unearned Premiums                                                                   101.4         11.9
    Accrued Income Taxes                                                                (53.9)        (6.1)
    Accrued Interest on Accrual Bonds                                                   (33.5)       (31.4)
    Accrued Investment Income                                                           (26.4)         2.9
    Deferred Policy Acquisition Costs                                                   (37.4)       (18.5)
    Other Assets and Liabilities                                                       (100.4)       (62.6)
                                                                                   ------------------------
Total Adjustments                                                                       344.9      1,389.4
                                                                                   ------------------------

Net Cash Provided by Operating Activities                                          $    588.9    $   391.6
-----------------------------------------------------------------------------------------------------------
There were no significant non-cash financing or investing activities for the nine months ended September 30, 2002 and 2001.

See condensed notes to consolidated financial statements.


SAFECO Corporation and Subsidiaries

--------------------------------------------------------------------------------
Condensed Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

(Dollar amounts in millions except per share data, unless noted otherwise)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Basis of Consolidation and Reporting

SAFECO Corporation (SAFECO) is a Washington State corporation that owns operating subsidiaries engaged in property and casualty insurance and surety operations, life insurance and asset management. These operations generate virtually all of SAFECO's revenues. SAFECO's businesses operate on a nationwide basis. Non-U.S. operations are not significant to overall operations.

SAFECO and its subsidiaries are collectively referred to as "SAFECO." The property and casualty insurance and surety operations are collectively referred to as "Property & Casualty." The life insurance and asset management operations are collectively referred to as "Life & Investments." Other operations not included in either Property & Casualty or Life & Investments are collectively referred to as "Corporate."

The accompanying unaudited consolidated financial statements and condensed notes have been prepared in conformity with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instructions to Form 10-Q. Certain financial information, which is required in the annual financial statements prepared in conformity with GAAP, may not be required for interim financial reporting purposes and has been condensed or omitted. In the opinion of SAFECO's management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation of results for the interim periods have been included. The results of operations for the period ended September 30, 2002 are not necessarily indicative of the results expected for the full year.

These consolidated financial statements and condensed notes should be read in conjunction with the financial statements and notes in SAFECO's 2001 Annual Report on Form 10-K/A, which has been previously filed with the Securities and Exchange Commission.

The preparation of financial statements in conformity with GAAP requires SAFECO's management to make estimates and assumptions that affect amounts reported in these consolidated financial statements. Actual results could differ from those estimates. The consolidated financial statements include SAFECO Corporation and its subsidiaries. SAFECO has no material unconsolidated subsidiaries and no interests in off-balance sheet special purpose entities. All significant intercompany transactions and accounts have been eliminated in the consolidated financial statements.

Certain reclassifications have been made to the prior year information to conform to the current year presentation.

Earnings Per Share

Basic earnings per share are calculated by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per share reflect the potential dilution that could occur if options granted under SAFECO's stock-based compensation plans were exercised resulting in the issuance of common shares that would then share in SAFECO's earnings.

Due to the net loss for the three and nine months ended September 30, 2001, SAFECO used basic weighted-average shares outstanding to calculate earnings (loss) per share of common stock. Using diluted weighted-average shares outstanding would have resulted in a lower net loss per share of common stock.

Securities Lending

SAFECO engages in securities lending whereby certain securities from its investment portfolio are loaned to other institutions for short periods of time. Initial collateral is required from the borrower at a rate of 102% of the market value of a loaned security. The collateral is deposited by the borrower with a lending agent and retained and invested by the lending agent to generate additional income according to SAFECO's guidelines. The market value of the loaned securities is monitored on a daily basis, with additional collateral obtained or refunded as the market value of the loaned securities fluctuates. The fair value of the collateral deposited by the borrowers at September 30, 2002 and December 31, 2001 was $2,358.1 and $1,636.2, respectively. The securities lending collateral and the corresponding securities lending payable are reported on the Consolidated Balance Sheets as assets and liabilities, respectively.

New Accounting Standards

FASB Statement 142, "Goodwill and Other Intangible Assets"

The Financial Accounting Standards Board (FASB) issued Statement 142 (SFAS 142), "Goodwill and Other Intangible Assets" in July 2001. Under SFAS 142, goodwill and indefinite-lived intangible assets are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, companies are required to adopt SFAS 142 in fiscal years beginning after December 15, 2001. SAFECO adopted SFAS 142 effective January 1, 2002 with no material impact on its consolidated financial statements. See Note 8 for additional information.

NOTE 2 - FINANCIAL INSTRUMENTS

Fair Value Hedges

SAFECO uses interest rate swaps to offset the change in value of certain fixed rate assets and liabilities. In calculating the effective portion of the fair value hedges, the changes in the fair value of the hedge and the hedged item are recognized in net realized investment gains in the Consolidated Statements of Income (Loss). Differences between the changes in the fair value of the hedge and the hedged item represent hedge ineffectiveness and are recognized in net realized investment gains/losses. For the three and nine months ended September 30, 2002, a gain of $0.9 and a gain of $0.6, respectively, was recognized in net realized investment gains due to hedge ineffectiveness. Fair value hedge ineffectiveness for the three and nine months ended September 30, 2001 resulted in a loss of $2.5 and gain of $0.8, respectively.

Cash Flow Hedges

SAFECO also uses interest rate swaps to hedge the variability of future cash flows associated with certain variable rate assets and debt. The changes in the fair value of the hedged item and the related interest rate swap are recognized in accumulated other comprehensive income (AOCI). Differences between the changes in the fair value of the hedge and the hedged items represent hedge ineffectiveness and are recognized in interest expense. For the three months ended September 30, 2002, there was no ineffectiveness. For the nine months ended September 30, 2002 cash flow hedge ineffectiveness resulted in a decrease of $0.5 to interest expense. Cash flow hedge ineffectiveness related to continuing operations for the three and nine months ended September 30, 2001 resulted in an increase in interest expense of $2.2 and $1.3, respectively.

During the third quarter of 2002, $18.7 was reclassified from AOCI to realized loss relating to a cash flow hedge that was terminated in connection with the retirement of the underlying commercial paper borrowings. There were no other cash flow hedges or fair value hedges discontinued during the three and nine months ended September 30, 2002 or 2001.

Other Derivatives

In 1997, Life & Investments introduced an equity indexed annuity (EIA) product that credits the policyholder based on a percentage of the gain in the S&P 500 Index. SAFECO has a hedging program with the objective to hedge the exposure to changes in the S&P 500 Index. The program consists of buying and writing S&P 500 index options, buying Treasury interest rate futures and trading S&P 500 futures and swaps. Sales of the EIA product were suspended in the fourth quarter of 1998. As permitted under a grandfathering clause in FASB Statement 133 (SFAS
133) Accounting for Derivative Instruments and Hedging Activities, SAFECO elected not to apply the fair value adjustment requirement of this statement to the embedded derivatives contained in the liability related to EIA products sold prior to January 1, 1999. The change in fair value of the options, futures and swaps used to hedge the EIA liability is recognized as an adjustment to net realized investment gains in the Consolidated Statements of Income (Loss).

SAFECO's wholly-owned subsidiary, SAFECO Financial Products, Inc. (SFP) was incorporated in 2000 to write S&P 500 index options to mitigate the risk associated with the EIA. Since 2001, SFP has engaged in limited trading for its own account by selling single name credit default swaps, writing and hedging S&P 500 index options and investing in and hedging convertible bonds. SFP's activities are not designated as hedging activities for purposes of SFAS 133. Consequently, mark-to-market adjustments of these instruments and any default losses realized are recorded in realized gains or losses in the Consolidated Statements of Income (Loss).

NOTE 3 - DEBT

The total amount, current portions and maturities of debt and capital securities at September 30, 2002 and December 31, 2001 are as follows:


                                             September 30, 2002                 December 31, 2001
-----------------------------------------------------------------------------------------------------------
                                          Total   Current     Long-Term     Total  Current      Long-Term
                                      ---------------------------------------------------------------------


Commercial Paper                      $      -- $      --     $      -- $    299.0$    299.0    $      --
7.875% Medium-Term Notes Due 2003          307.5     307.5           --      323.0       --         323.0
7.875% Notes Due 2005                      200.0       --         200.0      200.0       --         200.0
6.875% Notes Due 2007                      200.0       --         200.0      200.0       --         200.0
7.25%  Notes Due 2012                      389.1       --         389.1       --         --            --
Medium-Term Notes, Due 2002 and 2003         7.7       7.7           --       50.0      42.9          7.1
Other Notes and Loans Payable               23.5       4.4         19.1       24.6       5.9         18.7
                                      ---------------------------------------------------------------------
Total Debt (Excluding Capital            1,127.8     319.6        808.2    1,096.6     347.8        748.8
Securities)
8.072% Capital Securities Due 2037         843.7       --         843.7      843.4       --         843.4
                                      ---------------------------------------------------------------------
Total Debt and Capital Securities     $  1,971.5$    319.6    $ 1,651.9 $  1,940.0$    347.8    $ 1,592.2
-----------------------------------------------------------------------------------------------------------


On August 23, 2002, SAFECO issued $375.0 of senior notes with a coupon of 7.25% that mature in 2012. The proceeds of the notes were used for the repayment of $299.0 of commercial paper borrowings, $18.7 for the termination of related interest rate swaps and $28.4 for repayment of medium-term notes. The balance is expected to be used to repay upcoming debt maturities and for general corporate purposes. SAFECO simultaneously entered into a $375.0 notional interest rate swap to effectively convert the fixed rate senior note obligation into a Libor-based floating rate obligation. The fair value of the interest rate swap is marked-to-market on the balance sheet with the offsetting corresponding asset or liability included in the face value of the debt.

SAFECO also has $300.0 of 7.875% medium term note agreements that mature in March 2003. These notes are hedged with $300.0 notional interest rate swaps to effectively convert the fixed rate obligation into a Libor-based floating rate obligation. The fair value of the interest rate swaps are marked to market on the balance sheet with the offsetting corresponding asset or liability included in the face value of the debt.

SAFECO renewed its bank credit facility in September 2002 with $500.0 available through September 2005. This replaced the $800.0 facility that expired in September 2002. SAFECO pays a fee to have the facility available and does not maintain deposits as compensating balances. Similar to its previous facility, the new facility carries certain covenants that require SAFECO to maintain a specified minimum level of shareholders' equity and a maximum debt-to-capitalization ratio. There were no borrowings under either facility as of September 30, 2002 and December 31, 2001 and SAFECO was in compliance with all covenants.

NOTE 4 - ACQUISITIONS

In July 2002, SAFECO completed its acquisition of the medical excess loss and group life business of Swiss Re Life & Health America Holding Company (Swiss
Re). The primary purpose of the acquisition is to build a greater presence in the medical excess loss market and leverage SAFECO's expertise in this line of business. The transaction was in the form of an indemnity coinsurance agreement, with total assets acquired of $137.0 including the acquisition of Fort Wayne Risk Management Services, and resulted in the recognition of $25.8 of other intangible assets and $26.2 of goodwill. Nearly all of the other intangible assets are comprised of the value of the reinsurance contracts (and the related customer relationships) and are being amortized over a useful life of 20 years. The assets and liabilities acquired from Swiss Re are included in the Consolidated Balance Sheets as of September 30, 2002 and beginning in July 2002, the results of these operations were included in the Consolidated Statements of Income (Loss). The acquired business generated written premiums of $60.1 and pretax operating income of $12.6 in the third quarter of 2002. For segment reporting purposes, these operations are included with the results of Life & Investments in the Group segment.

NOTE 5 - RUNOFF OF LONDON OPERATIONS

In the third quarter of 2002, SAFECO made the decision to put its London operations into run off, resulting in an after-tax charge of $17.1 in the quarter. This charge reflects the write-off of SAFECO's investment in its U.K. subsidiary, R.F. Bailey (Underwriting Agencies) Ltd. It also includes strengthening reserves to provide for higher-than-anticipated losses as the business is run off.

NOTE 6 - DISCONTINUED OPERATIONS

SAFECO Credit Company, Inc. (SAFECO Credit) provided loans and equipment financing and leasing to commercial businesses, insurance agents and affiliated companies. In March 2001, SAFECO decided to sell SAFECO Credit. A plan of disposal was formalized establishing the measurement date as March 31, 2001; as a result, SAFECO Credit was accounted for as a discontinued operation effective March 31, 2001. On July 24, 2001 SAFECO reached a definitive agreement to sell SAFECO Credit to General Electric Capital Corporation (GECC). The sale was completed on August 15, 2001 (effective as of July 31, 2001) for total cash proceeds of $918.9. This included the repayment of loans to SAFECO Credit and settlement of other affiliated transactions between SAFECO Credit and SAFECO totaling $668.9. The sale resulted in net proceeds of $250.0 and a pretax gain of $97.0. The after-tax gain on the sale of $54.0 is reported in the Consolidated Statements of Income (Loss).

NOTE 7 - RESTRUCTURING CHARGES

In July 2001, SAFECO announced that it would eliminate approximately 1,200 jobs by the end of 2003. Since the beginning of 2001, SAFECO's total employment has decreased by approximately 1,200, excluding the reduction due to the sale of SAFECO Credit, concluding the planned job eliminations. Positions eliminated have been in the corporate headquarters and regional property and casualty operations.

Restructuring charges and period costs associated with these changes are expected to total approximately $65 through the end of 2002. Restructuring charges incurred for the nine months ended September 30, 2002 totaled $15.1. Restructuring charges from July 2001 through September 30, 2002 totaled $59.4 (exit costs totaled $18.0 and were accrued in the third quarter of 2001; period costs totaled $41.4). The accrued exit costs of $18.0 included severance costs and lease termination costs that were recognized and accrued as a restructuring charge (exit costs) in the third quarter of 2001. Other charges not meeting the definition of exit costs have been expensed as restructuring charges in the period incurred. These period costs include stay bonuses, employee transfer costs, recruiting and training expenses, related consulting fees and certain office closure costs. The remaining charges are expected to be incurred over the balance of 2002.

The activity related to the accrued restructuring charges at September 30, 2002 was as follows:

                                                                          Restructuring Charge Liability
---------------------------------------------------------------------------------------------------------

Accrual in the Third Quarter of 2001                                                          $   18.0
Amounts Paid During the Three Months Ended:
    September 30, 2001                                                                            (3.9)
    December 31, 2001                                                                             (5.6)
    March 31, 2002                                                                                (7.8)
    June 30, 2002                                                                                 (0.7)
    September 30, 2002                                                                              --
                                                                                         ----------------
Balance at September 30, 2002                                                                 $     --
---------------------------------------------------------------------------------------------------------


NOTE 8 - INTANGIBLES AND GOODWILL

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

The following table presents the intangibles and goodwill at September 30, 2002 and December 31, 2001. The purchase of Swiss Re's group medical excess loss business (see Note 4) increased intangible and goodwill assets by $25.8 and $26.2, respectively, from the prior quarter.

                                                                                 September 30   December 31
INTANGIBLES AND GOODWILL                                                                 2002          2001
------------------------------------------------------------------------------------------------------------

Other Amortizable Intangibles                                                     $     135.7   $     146.5
Goodwill                                                                                 57.8           2.9
                                                                              ------------------------------
Total Intangibles and Goodwill                                                    $     193.5   $     149.4
------------------------------------------------------------------------------------------------------------


In accordance with the disclosure requirements of SFAS 142, the following table reverses the effect of the intangibles and goodwill amortization on the reported net income (loss) for the three months and nine months ended September 30, 2002 and 2001 to show comparability between the periods presented.

                                                            Three Months Ended        Nine Months Ended
                                                               September 30              September 30
                                                         ------------------------- -------------------------
                                                              2002         2001         2002          2001
------------------------------------------------------------------------------------------------------------

Reported Net Income (Loss)                               $     75.2   $  (100.6)   $    244.0    $  (997.8)
Add back: Intangibles and Goodwill Amortization                 --           --          --            9.5
                                                         ---------------------------------------------------
Adjusted Net Income (Loss)                               $     75.2   $  (100.6)   $    244.0    $  (988.3)
                                                         ---------------------------------------------------

INCOME (LOSS) PER SHARE - DILUTED AND BASIC
Reported Net Income (Loss)                               $     0.59   $   (0.79)   $     1.91    $   (7.81)
Add back: Intangibles and Goodwill Amortization                 --           --          --           0.07
                                                         ---------------------------------------------------

Adjusted Net Income (Loss)                               $     0.59   $   (0.79)   $     1.91    $   (7.74)
------------------------------------------------------------------------------------------------------------


Effective March 31, 2001, SAFECO elected to change its accounting policy for assessing goodwill from one based on undiscounted cash flows to one based on a market-value method. The market-value method was determined to be a preferable way to assess the current value of goodwill. As a result, we recorded a goodwill write-off of $1,201.0 ($916.9 after-tax) in the first quarter of 2001.

The market value method used to assess the recoverability of goodwill compared SAFECO's market capitalization (stock price multiplied by shares outstanding) to its reported book value (total shareholders' equity). Given the extent of the shortfall of market capitalization compared to the reported book value as of March 31, 2001 and the fact that a similar shortfall had existed for almost two years, SAFECO concluded that under the new method the entire goodwill asset was impaired and a write-off of the full amount was necessary. The majority of this goodwill (97%) resulted from the 1997 acquisition of American States Financial Corporation whose operations have been fully integrated into those of SAFECO.

NOTE 9 - SEGMENT INFORMATION

The operating segments presented are based on SAFECO's internal reporting structure and how our management analyzes the operating results. These segments generally represent groups of related products or markets.

Property & Casualty's operations include four reportable underwriting segments. The underwriting segments are SAFECO Personal Insurance (SPI), SAFECO Business Insurance (SBI), Surety and Property & Casualty Other. SPI is further split into Personal Auto, Homeowners and Specialty. SBI is further split into SBI Regular, Special Accounts Facility and Run-off. SBI Regular is SAFECO's core commercial segment, focused on underwriting commercial insurance for small-to-medium sized businesses. Special Accounts Facility underwrites specialty commercial programs and larger commercial accounts. Run-off includes results for the larger commercial business accounts and the specialty programs that SAFECO is currently exiting. Property & Casualty Other includes assumed reinsurance business, non-voluntary property and casualty business for personal lines, results from SAFECO's Lloyds of London operation and discontinued product lines.

Life & Investments' operations include six reportable segments: Retirement Services, Income Annuities, Group, Individual, Asset Management and Life & Investments Other.

The discontinued SAFECO Credit operation provided loans and equipment financing and leasing to commercial business, insurance agents and affiliated companies. As disclosed in Note 6, the sale of SAFECO Credit was completed on August 15, 2001. This segment is accounted for as a discontinued operation.

The Corporate segment includes operating results for the parent company, SAFECO Financial Products, Inc., SAFECO Properties and intercompany transactions.




                                                                             Pretax
                        Premium Underwriting          Net      Pretax  Net Realized          Net
THREE MONTHS ENDED     and Other      Income   Investment      Income    Investment       Income     Total
SEPTEMBER 30, 2002     Revenues       (Loss)       Income     (Loss)*     Gain(Loss)       (Loss)   Assets
-----------------------------------------------------------------------------------------------------------
PROPERTY & CASUALTY
SPI
    Personal Auto      $    497.4   $   (6.2)   $   32.8     $   26.6    $   23.2                 $3,528.4
    Homeowners              192.7        5.5        14.1         19.6        10.5                  1,618.7
    Specialty                51.1        9.6         5.0         14.6         4.3                    541.0
SBI
    SBI Regular             255.4      (11.9)       29.1         17.2        17.9                  3,323.4
    Special Accounts
    Facility                 75.2        3.9         1.5          5.4         2.8                    216.9
    Run-off                  24.2      (15.4)       23.5          8.1         8.2                  2,804.7
Surety                       32.7        2.7         3.0          5.7         3.9                    308.9
Other                         6.5      (33.6)        5.5        (28.1)        0.4                    240.2
Restructuring Charges         --          --          --         (3.0)         --                       --
                       -----------------------------------------------------------             -----------
Total                     1,135.2   $  (45.4)      114.5         66.1        71.2    $   97.4     12,582.2
                       -----------------------------------------------------------             -----------


LIFE & INVESTMENTS
Retirement Services           5.6                   90.7          1.4       (30.2)                 7,228.6
Income Annuities             --                    134.0         11.5        10.7                  7,471.4
Group                       147.9                    1.4         22.4         0.3                    340.7
Individual                   35.6                   60.6          3.5         4.2                  4,283.2
Asset Management              6.7                    0.3          0.9        (0.2)                    63.7
Other                        27.5                   20.1         19.9         2.2                  1,795.5
                                                                                              -------------
                       ----------           --------------------------------------
Total                       223.3                  307.1         59.6       (13.0)       30.0     21,183.1
                       ----------           --------------------------------------            -------------


Corporate                     3.2                   (1.2)      (16.1)       (45.7)      (52.2)       (22.4)
                       ----------           ---------------------------------------------------------------

Consolidated Totals    $  1,361.7               $  420.4     $  109.6    $   12.5    $   75.2     $33,742.9
-----------------------------------------------------------------------------------------------------------

* Pretax Income (Loss) before net realized investment gains (losses), distributions on capital securities and income taxes. This is a standard industry measurement and is used by management as the key measurement of segment profit or loss. It is presented as a supplement to net income as a measure of profitability.







                                                                            Pretax
                        Premium Underwriting          Net      Pretax  Net Realized          Net
THREE MONTHS ENDED     and Other      Income   Investment      Income    Investment       Income     Total
SEPTEMBER 30, 2001    Revenues       (Loss)       Income     (Loss)*     Gain(Loss)       (Loss)    Assets
-----------------------------------------------------------------------------------------------------------
PROPERTY & CASUALTY
SPI
    Personal Auto      $    446.5   $    3.0    $   28.9     $   31.9    $   10.9                 $3,183.3
    Homeowners              186.9      (43.7)       12.6        (31.1)        5.1                  1,399.1
    Specialty                51.0        3.0         4.2          7.2         2.0                    424.8
SBI
    SBI Regular             254.2      (87.8)       31.2        (56.6)        8.8                  3,387.3
    Special Accounts
    Facility                 30.5       (2.0)        1.5         (0.5)        1.1                    185.9
    Run-off                 120.9     (153.8)       23.3       (130.5)        4.1                  2,808.1
Surety                       27.0        6.4         1.8          8.2         1.7                    139.6
Other                         1.5      (95.9)        7.7        (88.2)        0.4                    409.9
Goodwill Amortization         --          --          --           --          --                       --
Goodwill Write-off            --          --          --           --          --                       --
Restructuring Charges         --          --          --        (31.8)         --                       --
                       -----------------------------------------------------------            -------------
Total                     1,118.5   $ (370.8)      111.2       (291.4)       34.1    $ (153.8)    11,938.0
                       -----------------------------------------------------------            -------------


LIFE & INVESTMENTS
Retirement Services           6.2                   86.1          4.3        (4.5)                 6,203.4
Income Annuities              0.1                  130.8         10.3         2.3                  7,029.6
Group                        84.8                    0.9          3.3        (0.5)                   171.4
Individual                   34.5                   57.4          4.8         0.2                  3,937.4
Asset Management              8.3                    0.5          1.6          --                     68.1
Other                        24.9                   19.4         18.7        (6.4)                 1,653.0
Goodwill Write-off            --                      --         --            --                       --

                                                                                              -------------
                       ----------           --------------------------------------
Total                       158.8                  295.1         43.0        (8.9)       22.5     19,062.9
                       ----------           --------------------------------------            -------------


Discontinued Credit
Operations                    --                      --           --          --         1.4           --
Gain on Sale of Credit
Operations                    --                      --           --          --        54.0           --
Corporate                     3.4                    2.6        (14.4)       (6.7)      (24.7)       462.2
                       ----------           ---------------------------------------------------------------
Consolidated Totals    $  1,280.7               $  408.9     $ (262.8)   $   18.5    $ (100.6)    $31,463.1
-----------------------------------------------------------------------------------------------------------

* Pretax Income (Loss) before net realized investment gains (losses), distributions on capital securities, income taxes, discontinued Credit operations and cumulative effect of change in accounting principle. This is a standard industry measurement and is used by management as the key measurement of segment profit or loss. It is presented as a supplement to net income as a measure of profitability.









                                                                            Pretax
                        Premium Underwriting          Net      Pretax  Net Realized          Net
NINE MONTHS ENDED     and Other      Income    Investment      Income    Investment       Income     Total
SEPTEMBER 30, 2002     Revenues       (Loss)       Income     (Loss)*     Gain(Loss)       (Loss)   Assets
-----------------------------------------------------------------------------------------------------------
PROPERTY & CASUALTY
SPI
    Personal Auto      $  1,424.1   $  (33.8)   $  100.3     $   66.5    $  100.9                 $3,528.4
    Homeowners              565.3      (49.6)       43.8         (5.8)       45.1                  1,618.7
    Specialty               152.3       20.6        15.0         35.6        18.2                    541.0
SBI
    SBI Regular             751.8      (59.5)       89.3         29.8        76.5                  3,323.4
    Special Accounts
    Facility                186.8       10.3         6.8         17.1        16.0                    216.9
    Run-off                 162.8      (74.5)       62.9        (11.6)       24.5                  2,804.7
Surety                       93.6       11.6         8.9         20.5        17.1                    308.9
Other                        20.0      (46.0)       18.0        (28.0)        4.4                    240.2
Restructuring Charges         --          --          --        (15.1)         --                       --
                       -----------------------------------------------------------            -------------
Total                     3,356.7   $ (220.9)      345.0        109.0       302.7    $  300.6     12,582.2
                       -----------------------------------------------------------            -------------


LIFE & INVESTMENTS
Retirement Services          18.5                  265.6         13.4       (76.7)                 7,228.6
Income Annuities              0.1                  392.5         27.6       (17.0)                 7,471.4
Group                       324.0                    3.6         46.7         0.1                    340.7
Individual                  106.6                  176.2         17.7        (2.4)                 4,283.2
Asset Management             22.3                    0.9          4.9        (0.9)                    63.7
Other                        83.0                   58.9         60.4        (3.0)                 1,795.5
                                                                                              -------------
                       ----------           --------------------------------------
Total                       554.5                  897.7        170.7       (99.9)       46.6     21,183.1
                       ----------           --------------------------------------            -------------

Corporate                     7.9                    5.2       (42.3)       (64.3)     (103.2)       (22.4)
                       ----------           ---------------------------------------------------------------
Consolidated Totals    $  3,919.1               $1,247.9     $  237.4    $  138.5    $  244.0    $33,742.9
-----------------------------------------------------------------------------------------------------------

* Pretax Income (Loss) before net realized investment gains (losses), distributions on capital securities and income taxes. This is a standard industry measurement and is used by management as the key measurement of segment profit or loss. It is presented as a supplement to net income as a measure of profitability.








                                                                            Pretax
                        Premium Underwriting          Net      Pretax  Net Realized          Net
NINE MONTHS ENDED     and Other       Income   Investment      Income    Investment       Income     Total
SEPTEMBER 30, 2001     Revenues       (Loss)       Income     (Loss)*     Gain(Loss)       (Loss)   Assets
-----------------------------------------------------------------------------------------------------------
PROPERTY & CASUALTY
SPI
    Personal Auto      $  1,312.2   $  (62.4)   $   91.2     $   28.8    $   32.9                 $3,183.3
    Homeowners              553.7     (172.4)       39.9       (132.5)       15.4                  1,399.1
    Specialty               150.5        2.8        12.8         15.6         6.2                    424.8
SBI
    SBI Regular             787.8     (149.9)       97.1        (52.8)       28.0                  3,387.3
    Special Accounts
    Facility                 92.8        2.0         4.6          6.6         3.3                    185.9
    Run-off                 386.3     (248.3)       70.0       (178.3)       13.3                  2,808.1
Surety                       67.6       13.2         4.6         17.8         4.4                    139.6
Other                         4.5      (96.2)       20.5        (75.7)        1.4                    409.9
Goodwill Amortization         --          --          --        (11.0)         --                       --
Goodwill Write-off            --          --          --     (1,152.1)         --                       --
Restructuring Charges         --          --          --        (31.8)         --                       --
                       -----------------------------------------------------------            -------------
Total                     3,355.4   $ (711.2)      340.7     (1,565.4)      104.9    $(1,036.8)   11,938.0
                       -----------------------------------------------------------            -------------


LIFE & INVESTMENTS
Retirement Services          20.4                  255.8          9.6       (19.1)                 6,203.4
Income Annuities              0.3                  394.6         33.0        13.1                  7,029.6
Group                       249.6                    2.7         22.1        (1.2)                   171.4
Individual                  106.1                  169.5         21.1        (1.5)                 3,937.4
Asset Management             25.5                    1.7          5.4          --                     68.1
Other                        77.7                   59.9         59.4         4.8                  1,653.0
Goodwill Write-off            --                      --        (48.9)         --                       --
                       ----------           --------------------------------------            -------------

Total                       479.6                  884.2        101.7        (3.9)       54.6     19,062.9
                       ----------           --------------------------------------            -------------


Discontinued Credit
Operations                    --                      --           --          --         4.2           --
Gain on Sale of Credit
Operations                    --                      --           --          --        54.0           --
Corporate                     8.8                    7.3        (41.9)      (20.3)      (73.8)       462.2
                       ----------           ---------------------------------------------------------------
Consolidated Totals    $  3,843.8               $1,232.2     $(1,505.6)  $   80.7    $ (997.8)    $31,463.1
-----------------------------------------------------------------------------------------------------------

* Pretax Income (Loss) before net realized investment gains (losses), distributions on capital securities, income taxes, discontinued Credit operations and cumulative effect of change in accounting principle. This is a standard industry measurement and is used by management as the key measurement of segment profit or loss. It is presented as a supplement to net income as a measure of profitability.


   Amounts include the March 31, 2001 goodwill write-off for Property & Casualty of $1,152.1 and Life & Investments of $48.9 totaling $1,201.0.


--------------------------------------------------------------------------------
PART I Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------



(Dollar amounts in millions unless noted otherwise)

SAFECO Corporation (SAFECO) is a Washington State corporation that owns operating subsidiaries engaged in property and casualty insurance and surety operations, life insurance and asset management. These operations generate virtually all of SAFECO's revenues.

SAFECO and its subsidiaries are collectively referred to as "SAFECO." Our property and casualty insurance and surety operations are collectively referred to as "Property & Casualty." Our life insurance and asset management operations are collectively referred to as "Life & Investments." Other operations not included in either Property & Casualty or Life & Investments are collectively referred to as "Corporate."

Strategic Summary

SAFECO remains on track with the focused efforts started in 2001 to return to profitability. In 2001 management undertook a comprehensive review of SAFECO's operations and determined that our core strengths were in personal auto, small-to-medium commercial insurance, life insurance and asset management. In the Property & Casualty operations, specific actions were taken in 2001 to raise rates, eliminate unprofitable accounts and exit non-core lines of business.

The significant actions we have taken to improve the fundamentals of our homeowners business have begun to show in improved underwriting results. We are continuing our efforts to secure sufficient rates for risks accepted and reduce our exposures to catastrophe and weather losses. We are more optimistic now than in the recent past that the homeowners line may achieve acceptable underwriting returns in the future.

Additional efforts in 2002, particularly for SAFECO's Property & Casualty operations, include improving sales growth through independent agents and improving service and claims handling processes.

SAFECO's financial results through the first three quarters of 2002 are showing meaningful improvement. The main drivers have been our focused efforts on raising rates, eliminating unprofitable accounts and re-underwriting business in property and casualty insurance lines. Our homeowners and small business lines have also benefited significantly from lower than anticipated weather and catastrophe losses in 2002. In addition, continued strong results in Life & Investments operations in the first nine months of 2002 contributed to improved 2002 results.

Summary of Financial Information

The following summarized financial information should be read in conjunction with the Segment Footnote (Note 9) in the Condensed Notes to Consolidated Financial Statements in this report. Detailed discussions of Property & Casualty, Life & Investments and Corporate operations follow in this Management's Discussion and Analysis of Financial Condition and Results of Operations.




                                                            Three Months Ended      Nine Months Ended
                                                               September 30             September 30
                                                          -------------------------------------------------
                                                               2002         2001        2002          2001
-----------------------------------------------------------------------------------------------------------

INCOME (LOSS)
Property & Casualty*                                      $     66.1   $  (291.4)  $    109.0    $(1,565.4)
Life & Investments*                                             59.6        43.0        170.7        101.7
Corporate                                                      (16.1)      (14.4)       (42.3)       (41.9)
                                                          -------------------------------------------------

Income (Loss) from Continuing Operations
    before Net Realized Investment Gains and Income Taxes      109.6      (262.8)       237.4     (1,505.6)
Income Tax Provision (Benefit)                                  30.9      (105.2)        49.6       (432.1)
                                                          -------------------------------------------------

Income (Loss) from Continuing Operations
    before Distributions on Capital Securities and
    Net Realized Investment Gains                               78.7      (157.6)       187.8     (1,073.5)
Net Realized Investment Gains, Net of Taxes                      7.8        12.9         89.9         53.3
Distributions on Capital Securities, Net of Taxes              (11.3)      (11.3)       (33.7)       (33.7)
                                                          -------------------------------------------------
Income (Loss) from Continuing Operations                        75.2      (156.0)       244.0     (1,053.9)
                                                          -------------------------------------------------

Income from Discontinued Credit Operations, Net of Taxes        --           1.4         --            4.2
Gain from Sale of SAFECO Credit, Net of Taxes                   --          54.0         --           54.0
                                                          -------------------------------------------------
Total                                                           --          55.4         --           58.2
                                                          -------------------------------------------------
Income (Loss) before Cumulative Effect of
   Change in Accounting Principle                               75.2      (100.6)       244.0       (995.7)
                                                                 --            --
Cumulative Effect of Change in Accounting Principle, Net
of Taxes                                                                                 --           (2.1)

                                                          -------------------------------------------------
Net Income (Loss)                                         $     75.2   $  (100.6)  $    244.0    $  (997.8)
                                                          -------------------------------------------------

Per Share of Common Stock
Income (Loss) Before Net Realized Investment Gains*       $     0.53   $   (1.32)$     1.21    $   (1.49)
Goodwill Write-off                                              --           --        --          (7.17)
Net Realized Investment Gains                                   0.06        0.10       0.70         0.42
                                                          -----------------------------------------------
Income (Loss) from Continuing Operations*                       0.59       (1.22)      1.91        (8.24)
                                                          -----------------------------------------------

Income from Discontinued Credit Operations, Net of Taxes        --          0.01       --           0.03
Gain from Sale of SAFECO Credit, Net of Taxes                   --          0.42       --           0.42
                                                          -----------------------------------------------
Total                                                           --          0.43       --           0.45
                                                          -----------------------------------------------
Income (Loss) before Cumulative Effect of Change
    in Accounting Principle                                     0.59       (0.79)      1.91        (7.79)
Cumulative Effect of Change in Accounting Principle             --           --        --          (0.02)
                                                          -----------------------------------------------
Net Income (Loss)                                         $     0.59   $   (0.79)$     1.91    $   (7.81)
---------------------------------------------------------------------------------------------------------


* Pretax amounts for the nine months ended September 30, 2001 include the pretax goodwill write-off in March 2001 discussed in Note 8. Property & Casualty pretax amounts for the three and nine months ended September 31, 2001 include the loss reserve strengthening of $240.0.

The following is a summary of highlights for the first nine months of 2002:

Property & Casualty

o Improved the combined ratio to 106.6 for the nine months ended September 30, 2002, from 121.2 in the comparable period in 2001 (114.0 in 2001 excluding Property & Casualty loss reserve strengthening of $240.0 in the third quarter of 2001). Third quarter 2002 combined ratio of 104.0 improved from 107.5 in the second quarter of 2002.

o Improved homeowners results by $49.2 and reduced SAFECO Business Insurance underwriting losses by $65.2 in the third quarter of 2002 compared to the third quarter of 2001, excluding the 2001 loss reserve strengthening. Both lines were positively impacted by milder than anticipated weather and minimal catastrophe losses in 2002, as well as our continued rate increases and underwriting actions.

o Personal auto policies in force increased reflecting early success of our new auto product.

o Charge of $26.3 ($17.1 after-tax) in the third quarter of 2002, reflecting the write-off of our London operations. It also includes strengthening reserves to provide for higher-than-anticipated losses as the business is run off.

o Recognized year-to-date restructuring charges of $15.1 ($9.8 after-tax) compared to $31.8 ($20.7 after-tax) for the nine months ended September 30, 2001.


Life & Investments

o Generated pretax income of $59.6 for the quarter ended September 30, 2002, compared to $43.0 in the third quarter of 2001.

o Closed the acquisition of Swiss Re's group medical excess loss and group life insurance businesses in July 2002, which contributed $12.6 pretax income to Life & Investment results in the third quarter of 2002.

o Year-to-date deposits of fixed annuity products totaled $807 compared to $575 for the nine months ended September 30, 2001.

Property & Casualty - Operations

Property & Casualty writes personal, commercial and surety lines of insurance through independent agents. The lines of insurance written include personal and commercial auto, homeowners, fire, commercial multi-peril, workers' compensation, general liability, property, surety and fidelity.

Operating Statistics

                                                                  Income (Loss) before Net Realized
                                                                  Investment Gains and Income Taxes
                                                         --------------------------------------------------
                                                            Three Months Ended       Nine Months Ended
                                                               September 30             September 30
                                                         --------------------------------------------------
                                                              2002          2001       2002          2001
-----------------------------------------------------------------------------------------------------------

Earned Premiums                                          $  1,135.2    $ 1,118.5  $  3,356.7    $ 3,355.4
                                                         --------------------------------------------------

Underwriting Loss*                                       $    (45.4)   $  (370.8) $   (220.9)   $  (711.2)
Net Investment Income                                         114.5        111.2       345.0        340.7
Goodwill Amortization                                           --           --          --         (11.0)
Goodwill Write-off                                              --           --          --      (1,152.1)
Restructuring Charges                                          (3.0)       (31.8)      (15.1)       (31.8)
                                                         --------------------------------------------------

Income (Loss) Before Net Realized Investment Gains
    and Income Taxes                                     $     66.1    $  (291.4) $    109.0    $(1,565.4)
-----------------------------------------------------------------------------------------------------------

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

Total earned premiums for Property & Casualty lines for the third quarter of 2002 increased by 1.5% compared to the same period of 2001. Earned premiums for the nine months ended September 30, 2002 were flat compared to the same period of 2001 due to efforts begun in 2001 to re-underwrite business, eliminate unprofitable accounts and exit non-core lines of business. On a net written basis, premiums increased 6.1% for the third quarter of 2002 compared to 2001 and increased 2% for the nine months ending September 30, 2002 compared to the same period of 2001. Increases over the prior year were driven by rate increases across the Property & Casualty businesses and growth in policies in force in the personal auto line.

Property & Casualty pretax net investment income increased slightly in the first nine months of 2002 compared to the same period of 2001. The repositioning of the Property & Casualty investment portfolio begun in the second quarter of 2002 has shifted the allocation to taxable bonds from nontaxable bonds, resulting in higher pretax investment income. Property & Casualty after-tax net investment income for the nine months ended September 30, 2002 was $260.3, down 2.7% from the same period in 2001. See additional discussion in the Investment Summary section of this Management's Discussion and Analysis.

In the first quarter of 2001, SAFECO wrote off all the goodwill related to its 1997 American States Financial Corporation acquisition resulting in a pretax charge of $1,152.1 ($878.2 after-tax).

The 2002 restructuring charges related to the consolidation of the commercial property and casualty operations started in the third quarter of 2001. See Note 7 - Restructuring Charges for additional information. In the second quarter of 2002 the previously identified elimination of 1,200 positions was completed.

During the third quarter of 2001, SAFECO completed a review of Property & Casualty's loss reserve adequacy. As a result of this review, which included an independent actuarial study, management concluded that ultimate losses for certain lines would be higher in the range of possible outcomes than previously estimated. The total reserve addition was $240.0 pretax and was included in SAFECO's reported Property & Casualty segments as follows: SBI Regular of $65.0, SBI Runoff of $90.0 and Other of $85.0. The $240.0 reserve addition related to developments in prior year claims is as follows: $80.0 for workers' compensation, $90.0 for construction defect and $70.0 for other claims including asbestos and environmental.

For workers' compensation, the $80.0 was due to unexpected development of prior year claims, continued increases in medical costs and unfavorable administrative rulings that were more favorable to plaintiffs' compensation claims. For construction defect and asbestos and environmental, the reserve additions were due to continued emergence of adverse loss experience due to newly emerging trends including the expansion of defendants in connection with asbestos and environmental claims and the expansion of construction defect claims beyond California.



                                                                       GAAP Operating Ratios*

                                                          -------------------------------------------------
                                                            Three Months Ended       Nine Months Ended
                                                               September 30             September 30
                                                          -------------------------------------------------
                                                               2002         2001+      2002         2001+
-----------------------------------------------------------------------------------------------------------

Loss Ratio                                                    59.1%         84.2%     63.3%         76.5%
Loss Adjustment Expense Ratio                                 13.0          18.8      12.4          14.6
Expense Ratio                                                 31.9          30.1      30.9          30.1
                                                          -------------------------------------------------
Combined Ratio                                               104.0%        133.1%    106.6%        121.2%
-----------------------------------------------------------------------------------------------------------


* Operating ratios represent major components of expense expressed as a percentage of earned premiums and are standard industry measurements used by management to analyze Property & Casualty's profitability. Ratios exclude intangibles and goodwill amortization, goodwill write-off and restructuring charges.

+ Includes loss reserve strengthening of $240.0 in 2001. For the three months ended September 30, 2001 excluding this adjustment, the Combined Ratio was 111.7,; the Loss Ratio was 69.0% and Loss Adjustment Expense Ratio was 12.6%.
   For the nine months ended September 30, 2001, the adjusted Combined Ratio was 114.0%, the Loss Ratio was 71.5% and Loss Adjustment Expense Ratio was 12.4%.


The loss ratio for Property & Casualty operations improved by 25.1% points to 59.1% for the third quarter of 2002 from 84.2% a year ago. (Excluding the impact of the third quarter 2001 loss reserve strengthening of $240.0, the 2001 loss ratio was 69.0%.) This improvement reflects lower catastrophe and weather-related losses in 2002 as well as aggressive actions to increase rates, re-underwrite business and terminate contracts with agents writing unprofitable business for us. These actions also reduced premium levels, resulting in a higher expense ratio. As revenue growth begins to return, the expense ratio is expected to improve. The higher expense ratio also reflects, in part, higher commission ratios as our mix of business changes and low commission workers' compensation business represents a smaller portion of our business. It also reflects costs associated with putting our London operations into run off.








                                                                  Underwriting Income (Loss)*
                                                       ---------------------------------------------------
                                                                 2002                    2001+
                                                       ---------------------------------------------------

                                                                      Combined                 Combined
THREE MONTHS ENDED SEPTEMBER 30                             Amount       Ratio       Amount       Ratio
----------------------------------------------------------------------------------------------------------

PERSONAL INSURANCE
Personal Auto                                          $     (6.2)      101.2%    $     3.0        99.3%
Homeowners                                                    5.5        97.1         (43.7)      123.4
Specialty                                                     9.6        81.2           3.0        94.1

SAFECO BUSINESS INSURANCE
SBI Regular                                                 (11.9)      104.7         (87.8)      134.6
Special Accounts Facility                                     3.9        94.8          (2.0)      106.6
Run-off                                                     (15.4)      163.6        (153.8)      232.0

Surety                                                        2.7        91.8           6.4        76.5
Other                                                       (33.6)         --         (95.9)         --
                                                       ---------------------------------------------------
Total Property & Casualty Operations                   $    (45.4)      104.0%    $  (370.8)      133.1%
----------------------------------------------------------------------------------------------------------

* Catastrophe losses for all lines, net of reinsurance, totaled $(9.9) and $56.3 in the third quarter of 2002 and 2001, respectively. The reduction in losses on catastrophes in the third quarter 2002 was due to lower third quarter catastrophe losses and the reduction of reserves associated with Southwest wild fires burning at the end of the second quarter of 2002.
   Catastrophes are defined as events resulting in losses greater than $0.5 involving multiple claims and policyholders.

+ Includes loss reserve strengthening of $240.0 in 2001. For the three months ended September 30, 2001 excluding this adjustment, the Combined Ratio was 111.7%, the Loss Ratio was 69.0% and Loss Adjustment Expense Ratio was 12.6%.





                                                                  Underwriting Income (Loss)*
                                                       ---------------------------------------------------
                                                                 2002                    2001+
                                                       ---------------------------------------------------
                                                                     Combined                  Combined
NINE MONTHS ENDED SEPTEMBER 30                             Amount       Ratio        Amount       Ratio
----------------------------------------------------------------------------------------------------------

PERSONAL INSURANCE
Personal Auto                                          $    (33.8)      102.4%    $   (62.4)      104.8%
Homeowners                                                  (49.6)      108.8        (172.4)      131.1
Specialty                                                    20.6        86.4           2.8        98.1

SAFECO BUSINESS INSURANCE
SBI Regular                                                 (59.5)      107.9        (149.9)      119.0
Special Accounts Facility                                    10.3        94.5           2.0        97.9
Run-off                                                     (74.5)      145.8        (248.3)      166.5

Surety                                                       11.6        87.6          13.2        80.5
Other                                                       (46.0)         --         (96.2)         --
                                                       ---------------------------------------------------
Total Property & Casualty Operations                   $   (220.9)      106.6%    $  (711.2)      121.2%
----------------------------------------------------------------------------------------------------------

* Catastrophe losses for all lines, net of reinsurance, totaled $82.5 and $216.9 in the nine months ended September 30, 2002 and 2001, respectively.
   Catastrophes are defined as events resulting in losses greater than $0.5, involving multiple claims and policyholders.

+ Includes loss reserve strengthening of $240.0 in 2001. For the nine months ended September 30, 2001, the adjusted Combined Ratio was 114.0%, the Loss
   Ratio was 71.5% and Loss Adjustment Expense Ratio was 12.4%.





Personal Insurance - Auto

                                                            Three Months Ended       Nine Months Ended
                                                               September 30             September 30
                                                         --------------------------------------------------
                                                              2002         2001        2002          2001
-----------------------------------------------------------------------------------------------------------

Net Written Premium                                      $    536.4   $   456.2   $  1,502.7    $ 1,338.1
Underwriting Income (Loss)                                     (6.2)        3.0        (33.8)       (62.4)
Combined Ratio                                                101.2%       99.3%       102.4%       104.8%


The underwriting loss for the third quarter of 2002 of $6.2 compared to the gain in the comparable quarter in 2001 reflects the unusually low number of customer claims filed in September 2001. The 2002 year-to-date improvement in underwriting loss of $28.6 reflects the actions taken in 2001 to increase rates, cancel contracts with agencies producing unprofitable business for us and tighten underwriting standards. Personal auto policies in force (PIF) at September 30, 2002 increased by 4.7% compared to a year ago. This growth reflects the introduction of our new auto insurance product with additional pricing tiers to both provide more refined price points and to make insurance available to a broader range of drivers, as well as the implementation of point-of-sale technology in early 2002 which makes it easier for our agents to write business with SAFECO. The new auto product has been introduced in 17 states and is expected to be available in 23 states in total by year-end 2002. Net written premium increased by 17.6% in the third quarter of 2002 compared to the same period a year ago, primarily reflecting price increases as well as the PIF growth noted above.

In 2002, SPI - Personal Auto expanded its use of "insurance-scoring" underwriting techniques, which use multiple variants to classify auto insurance risks. These techniques are used by several competitors. Management believes the use of insurance scoring, along with stricter underwriting standards, has resulted in better matching of rates with risk. The use of these techniques has been the subject of both legislative and regulatory review, resulting in some instances in the limitations on these techniques. In addition to using these new underwriting techniques, SPI - Personal Auto completed the launch of its new automated underwriting system with point of sale technology. This system allows SAFECO's agents to more efficiently quote and sell policies.

The automation initiative, new product introduction, rate increases, stricter underwriting standards and increased agent commissions on new auto business are all expected to contribute to improved profitability and policy growth in this line of business.

Personal Insurance - Homeowners

                                                            Three Months Ended         Nine Months Ended
                                                               September 30              September 30
                                                         ---------------------------------------------------
                                                              2002           2001        2002          2001
------------------------------------------------------------------------------------------------------------

Net Written Premium                                      $    212.1     $   201.2   $    592.4    $   564.7
Underwriting Income (Loss)                                      5.5         (43.7)       (49.6)      (172.4)
Combined Ratio                                                 97.1%        123.4%       108.8%       131.1%


The underwriting income (loss) for SPI - Homeowners improved by $49.2 and $122.8 in the three and nine months ended September 30, 2002, respectively, compared to the 2001 comparable periods. Similarly the combined ratio improved to 97.1% and 108.8% for the three and nine months ended September 30, 2002, respectively, compared to 123.4% and 131.1% in the comparable periods in 2001. These improvements were due to lower catastrophe and weather-related losses due to milder than anticipated weather conditions during the first nine months of 2002 compared to the same period of 2001, and continued rate increases. SPI -Homeowners catastrophe losses were $(6.6) in the third quarter of 2002 compared to $22.0 a year ago. For the nine months ended September 30, 2002 and 2001 homeowner catastrophe losses were $50.6 and $112.3, respectively. Midwest catastrophic hailstorms and Tropical Storm Allison impacted the homeowners line in the third quarter of 2001. The reduction in losses on catastrophes in the third quarter of 2002 was due to lower weather and catastrophe losses as well as a reduction of reserves associated with second-quarter Southwest wildfires. These fires were burning out of control at the end of the second quarter of 2002, preventing adjusters from compiling precise estimates of customer losses at that time. Catastrophes are defined by SAFECO as events resulting in losses greater than $0.5, involving multiple claims and policyholders.

In addition, our aggressive actions to increase rates and tighten underwriting standards contributed to lower losses in this line of business. We also reduced agent commissions for new monoline homeowners business during the first quarter of 2002.

Homeowners PIF at September 30, 2002 decreased 8.2% from a year ago due to these actions. Net written premiums increased 5.4% in the third quarter of 2002 compared to a year ago due to price increases. Homeowner average renewal premiums have increased 14.5% in the third quarter 2002 when compared to the same period in 2001. We launched a new tiered pricing structure for homeowners in the first quarter of 2002 that more accurately prices business based on risk characteristics. This approach, which matches rates more closely to risks, is currently in place in 17 states, and we expect to have it in place in approximately 23 states in total by year-end 2002.

SAFECO has continued raising prices, tightening terms and conditions and reducing monoline homeowners commissions to improve SPI - Homeowners underwriting results. In addition, in states where we have been unable to secure sufficient rates to cover the cost of providing insurance, we have instituted a moratorium on new homeowners business. Currently, there are moratoriums on writing new business in 12 states. Moratoriums will be lifted in other states as we secure approval to implement changes to move this product toward profitability.

As announced in July 2001, we will continue to decrease the amount of homeowners insurance written in states where we cannot achieve profitability. In addition, SAFECO is introducing new language into homeowners policies sold in storm-prone Midwest states. Already in place in Illinois, this change requires individuals to pay a deductible of 1 percent of their home's value before insurance covers repair costs for wind and hail damage.

Personal Insurance - Specialty

                                                           Three Months Ended        Nine Months Ended
                                                              September 30              September 30
                                                         --------------------------------------------------
                                                              2002         2001        2002          2001
-----------------------------------------------------------------------------------------------------------

Net Written Premium                                      $     54.4   $    53.4   $    158.4    $   158.0
Underwriting Income                                             9.6         3.0         20.6          2.8
Combined Ratio                                                 81.2%       94.1%        86.4%        98.1%


SPI - Specialty lines include earthquake, dwelling fire, inland marine and boat insurance for individuals. Underwriting results for this business line improved by $6.6 and $17.8 for the three and nine months ended September 30, 2002, respectively, compared to the same periods in 2001. The improvement for the third quarter of 2002 over the same 2001 period was primarily due to a reduction in personal umbrella loss costs. For the nine months ended September 30, 2002 compared to the same period in 2001, the improvement was due to lower catastrophe and weather loss costs as well as a reduction in personal umbrella loss costs.

SAFECO Business Insurance

Consistent with our decision to focus on commercial lines insurance for small-to-medium businesses, we began to consolidate our small-to-medium (formerly Business Insurance) and large commercial lines (formerly Commercial Insurance) operations in May 2001. For reporting purposes, these consolidated commercial lines are now reported as SAFECO Business Insurance (SBI). Within SBI, operations are managed and reported as SBI Regular, Special Accounts Facility and Run-off.


SBI - Regular

                                                            Three Months Ended       Nine Months Ended
                                                               September 30             September 30
                                                         --------------------------------------------------
                                                              2002         2001        2002          2001
-----------------------------------------------------------------------------------------------------------

Net Written Premium                                      $    253.5   $   236.9   $    797.1    $   763.1
Underwriting Loss                                             (11.9)      (87.8)       (59.5)      (149.9)
Combined Ratio                                                104.7%      134.6%       107.9%       119.0%


SBI - Regular is the core commercial segment writing commercial lines insurance for small-to-medium sized businesses.

Underwriting losses were $75.9 and $90.4 lower in the three and nine months ended September 30, 2002, respectively, compared to the 2001 comparable periods. Excluding the impact of loss reserve strengthening on this line in the third quarter of 2001, the improvement in underwriting losses for the three and nine months ended September 30, 2002 was $11.0 and $25.5, respectively, compared to the 2001 comparable periods. The combined ratio improved to 104.7% and 107.9% for the three and nine months ended September 30, 2002, respectively, compared to 134.6% and 119.0% for the 2001 comparable periods. Excluding the impact of loss reserve strengthening, the combined ratios for the 2001 comparable periods were 109.0% and 110.7%. The improvements were due to the aggressive actions taken in 2001 to re-underwrite existing business, apply stricter underwriting standards and increase rates, as well as lower claim costs from catastrophe and weather losses.

Net written premiums increased 7.0% and 4.4% for the three and nine months ended September 30, 2002, respectively, compared to the 2001 periods, reflecting rate increases partially offset by declines in PIF. SBI - Regular's average renewal premiums have increased 13.0% in the third quarter 2002 when compared to the same period in 2001.

SBI-Regular is introducing a redesigned business model to support sales growth, deliver pricing more accurately matched to risk characteristics and improve customer service. The suite of technology services being introduced includes an automated underwriting platform, a business service center and a new business agency interface system. The underwriting platform and service center were launched during the first and second quarters of 2002 and the new business agency interface module is expected to launch in the fourth quarter of 2002.


SBI - Special Accounts Facility

                                                           Three Months Ended        Nine Months Ended
                                                              September 30              September 30
                                                         --------------------------------------------------
                                                              2002         2001        2002          2001
-----------------------------------------------------------------------------------------------------------

Net Written Premium                                      $     88.2   $    33.3   $    249.7    $    99.4
Underwriting Income (Loss)                                      3.9        (2.0)        10.3          2.0
Combined Ratio                                                 94.8%      106.6%        94.5%        97.9%


SBI - Special Accounts Facility writes continuing business for four specialty commercial programs and larger commercial accounts written for key SAFECO agents.

Underwriting income was $5.9 higher in the three months ended September 30, 2002, compared to the same period in 2001 and $8.3 higher for the comparable nine month period ended September 30. The combined ratio was 94.8% and 94.5% for the three and nine months ended September 30, 2002, respectively, compared to 106.6% and 97.9% in the comparable periods in 2001. SBI took aggressive actions in 2001 to re-underwrite existing business, apply stricter underwriting standards and increase rates. These actions drove the underwriting improvements as well as profits from our acquisition in September 2001 of a lender-placed property business. Net written premium for the SBI - Special Accounts Facility increased 164.9% and 151.2% for the three and nine months ended September 30, 2002 over comparable 2001 periods due to this new lender-placed business, combined with increased rates.


SBI - Run-off

                                                           Three Months Ended        Nine Months Ended
                                                              September 30              September 30
                                                         --------------------------------------------------
                                                              2002         2001        2002          2001
-----------------------------------------------------------------------------------------------------------

Net Written Premium                                      $     (2.2)  $    98.8   $     28.8    $   339.8
Underwriting Loss                                             (15.4)     (153.8)       (74.5)      (248.3)
Combined Ratio                                                163.6%      232.0%       145.8%       166.5%


SBI - Run-off includes large commercial business accounts and 15 specialty programs that SAFECO is exiting. We continue to run off poor-performing large accounts and have established programs to focus on growth in the core small-to-medium commercial business market.

Underwriting losses were $138.4 and $173.8 lower in the three and nine months ended September 30, 2002, respectively, compared to the 2001 comparable periods. Excluding the impact of loss reserve strengthening in the third quarter of 2001, improvement in underwriting losses was $48.4 and $83.8 in the three and nine months ended September 30, 2002, respectively, compared to the 2001 comparable periods. These improvements reflect the actions taken to reduce this unprofitable business. SBI - Runoff net written premium for the quarter ended September 30, 2002 included a reduction of $3.0 for estimated unbilled premiums for workers' compensation reflecting lower estimated audit premiums due to the significant decrease in workers' compensation business in this segment.

The underwriting loss for the nine months ended September 30, 2002 included a $10.0 addition to reserves in the first quarter of 2002 for prior year development in workers' compensation for large business accounts in SBI - Run-off. The workers' compensation line continues to be unprofitable and SBI - Run-off has substantially reduced its writing of this business and has not renewed workers' compensation coverage in unprofitable markets. The lower underwriting loss in the three and nine months ended September 30, 2002 reflects the reduction of business volume as insurance policies are not renewed.

Surety

                                                           Three Months Ended        Nine Months Ended
                                                              September 30              September 30
                                                         --------------------------------------------------
                                                              2002         2001        2002          2001
-----------------------------------------------------------------------------------------------------------

Net Written Premium                                      $     38.4   $    33.2   $    101.2    $   101.4
Underwriting Income                                             2.7         6.4         11.6         13.2
Combined Ratio                                                 91.8%       76.5%        87.6%        80.5%


The combined ratio was 91.8% and 87.7% for the three and nine months ended September 30, 2002, respectively, compared to 76.5% and 80.5% in the comparable periods in 2001. Lower underwriting income for the three and nine months ended September 30, 2002 reflected higher loss experience in the quarter.

Other

                                                           Three Months Ended        Nine Months Ended
                                                              September 30              September 30
                                                         --------------------------------------------------
                                                              2002         2001        2002          2001
-----------------------------------------------------------------------------------------------------------

Underwriting Loss                                        $   (33.6)   $   (95.9)  $   (46.0)    $   (96.2)



Property & Casualty Other includes assumed reinsurance business, non-voluntary property and casualty business for personal lines, results from SAFECO's Lloyds of London operation and discontinued product lines.

In the third quarter of 2002, SAFECO made the decision to put its London operations into run off, resulting in an after-tax charge of $17.1 in the quarter. This charge reflects the write-off of SAFECO's investment in its U.K. subsidiary, R.F. Bailey (Underwriting Agencies) Ltd. It also includes strengthening reserves to provide for higher-than-anticipated losses as the business is run off.

Reserve strengthening of $85.0 was included in the underwriting loss reported for the three and nine months ended September 30, 2001.

Life & Investments - Operations

Life & Investments offers individual and group insurance products, retirement services, annuity products, mutual funds and investment advisory services. The most significant product lines in terms of premium and deposit volume include single premium immediate and deferred annuities, group medical excess loss insurance, business owned life insurance, variable annuities, tax-sheltered annuities, corporate retirement plans, and individual life insurance.

Income before net realized investment losses and income taxes (pretax income) for all lines combined was $59.6 and $170.7 in the three and nine months ended September 30, 2002, respectively, compared to $43.0 and $101.7 ($150.6 before goodwill write-off) in the 2001 comparable periods. The primary reason for the higher pretax income amounts in 2002 compared to 2001 (excluding goodwill write-down) is the additional income from the acquisition of the Swiss Re group medical excess loss and group life insurance business in July 2002, as well as continued favorable group medical excess loss ratios. The premiums from the acquired Swiss Re business are the main reason for the increase in Life & Investments Premiums and Other Revenues, in the Consolidated Statements of Income (Loss) for the three and nine months ended September 30, 2002 compared to the same periods in 2001.

SAFECO's ratings downgrades in early 2001 continued to affect Life & Investments' ability to sell certain of its products. The impact of the ratings downgrades and other information about the lines of business are discussed further below.

The following table summarizes the pretax income for Life & Investments major product lines:

                                                             Three Months Ended       Nine Months Ended
                                                                September 30            September 30
                                                           ------------------------------------------------
PRETAX INCOME                                                   2002         2001       2002          2001
-----------------------------------------------------------------------------------------------------------

Retirement Services                                        $      1.4   $     4.3  $     13.4    $     9.6
Income Annuities                                                 11.5        10.3        27.6         33.0
Group                                                            22.4         3.3        46.7         22.1
Individual                                                        3.5         4.8        17.7         21.1
Asset Management                                                  0.9         1.6         4.9          5.4
Other                                                            19.9        18.7        60.4         59.4
Goodwill Write-off                                                --           --         --         (48.9)
                                                           ------------------------------------------------
Income Before Net Realized Investment Losses and Income    $     59.6   $    43.0  $    170.7    $   101.7
Taxes
-----------------------------------------------------------------------------------------------------------


Retirement Services

Pretax income decreased by $2.9 and increased by $3.8 for the three and nine months ended September 30, 2002, respectively, compared to the 2001 corresponding periods. The decrease in the third quarter of 2002 was due primarily to bond defaults that lowered investment income and the declining equity markets that resulted in additional amortization of deferred acquisition costs, higher guaranteed minimum death benefit reserves on variable annuity products and lower fee revenue. These factors also impacted retirement services results for the nine months ended September 30, 2002. Results for the comparable period in 2001 were impacted by losses on our discontinued equity index annuity product of $10.7, compared with losses of $3.2 for the nine months ended September 30, 2002.

Retirement services deposits increased by $282 for the first nine months of 2002 to $1,019 from $737 in 2001 largely due to sales of the SAFECO Select fixed deferred annuity product, which totaled $712 through September 30, 2002 compared to $482 in the first nine months of 2001. Sales of this new product slowed in the third quarter of 2002 to $147 due to the low interest rate environment. The declining equity markets is the primary reason for the decrease in Separate Account Assets and Liabilities in the Consolidated Balance Sheets.

Assets under management increased to $6.6 billion at September 30, 2002 compared to $6.0 billion a year ago.

Income Annuities

Pretax income increased by $1.2 and decreased by $5.4 in the three and nine months ended September 30, 2002, respectively, compared to the 2001 corresponding periods. The income fluctuations were due primarily to repayments and changes in anticipated repayments of collateralized mortgage obligation investments driven by lower interest rates. The impact of actual or anticipated repayment rates may lower future investment income should interest rates rise. Total income annuity assets of $6.3 billion at September 30, 2002 were up slightly compared to a year ago. The primary product in this business line is the single-premium immediate annuity that is sold to fund third-party personal injury settlements. This product is extremely sensitive to financial strength ratings and SAFECO's ratings downgrades during the first quarter of 2001 significantly curtailed the volume of new income annuity deposits. Deposits for income annuities were $70.0 for the nine months ended September 30, 2002 compared to $58.0 for the same period in 2001.

Group

The primary product offering in this business line is excess loss insurance sold to employers with self-insured employee medical plans.

In July 2002, we completed our acquisition of the medical excess loss and group life business of Swiss Re Life & Health America Holding Company (Swiss Re). The primary purpose of the acquisition is to build greater presence in the medical excess loss market and leverage SAFECO's expertise in this line. The acquired business generated written premiums of $60.1 and pretax operating income of $12.6 in the third quarter of 2002. See Note 4 for additional information.

Pretax income increased by $19.1 and $24.6 in the three and nine months ended September 30, 2002, respectively, compared to the 2001 comparable periods. These improvements included the additional income of $12.6 in the third quarter of 2002 from the acquired Swiss Re business and reflected continued low loss ratios. The medical loss ratio in the third quarter of 2002 was 58%, compared to 68% in the third quarter of 2001. The current low loss ratios may be difficult to achieve in future quarters.

Individual

Individual products include term, universal and variable universal life and business owned life insurance (BOLI). BOLI is universal life insurance sold to banks and is extremely sensitive to financial strength ratings. SAFECO's ratings downgrades during the first quarter of 2001 significantly curtailed the volume of new BOLI deposits.

Pretax income decreased by $1.3 and $3.4 in the three and nine months ended September 30, 2002, respectively, compared to the 2001 corresponding periods. These decreases were due primarily to increased claims experience in BOLI and other universal life products, and lower investment income due to bond defaults in 2002.

Asset Management

SAFECO Asset Management Company is the investment advisor for the SAFECO mutual funds, variable annuity portfolios and a number of outside pension and trust accounts. Pretax income decreased by $0.7 and $0.5 in the three and nine months ended September 30, 2002, respectively, compared to the 2001 corresponding periods. The decreases in income were due to lower investment advisory fees on reduced assets under management. Assets under management totaled $3.7 billion at September 30, 2002 compared to $4.6 billion at September 30, 2001 and reflected lower asset values.

Other

The Life & Investments Other line is comprised mainly of investment income from the investment of capital and prior years' earnings of the operating lines of business, as well as pretax earnings from Talbot Financial Corporation (Talbot), a wholly-owned subsidiary. Talbot is an insurance agency that distributes both property and casualty and life insurance products. Talbot's revenues and pretax income increased in the third quarter of 2002 due to higher commission revenues.

Pretax income for the Other line increased $1.2 and $1.0 for the three and nine months ended September 30, 2002, compared to the 2001 corresponding periods.

Corporate

                                                           Three Months Ended        Nine Months Ended
                                                              September 30             September 30
                                                         --------------------------------------------------
                                                              2002         2001       2002         2001
-----------------------------------------------------------------------------------------------------------

Loss before Net Realized Investment Gains (Losses)
 and Income Taxes                                        $    (16.1)  $   (14.4) $    (42.3)  $   (41.9)


The Corporate segment includes operating results for the parent company, SAFECO Financial Products, Inc. (SFP), SAFECO Properties and intercompany elimination transactions. The parent company's primary expense is interest expense on borrowings, totaling $17.9 and $17.7 for the third quarter of 2002 and 2001, respectively, and totaling $50.3 and $50.0 for the nine months ended September 30, 2002 and 2001, respectively. These amounts do not include the expense for the distributions on SAFECO's Capital Securities which is presented net of tax on the Consolidated Statements of Income (Loss).

SFP, a wholly-owned subsidiary, engages in limited activity for its own account by selling single name credit default swaps (credit swaps), writing and hedging S&P 500 index options and investing in and hedging convertible bonds. The third quarter 2002 pretax operating loss of $5.4 and the third quarter 2001 pretax operating gain of $2.0 reflect the significant change in the levels of market volatility between the two periods.

At September 30, 2002, SFP had credit swaps with notional amounts outstanding totaling $835.0. These credit swaps involved selling credit protection for a fee that covers certain credit events on assets owned by the buyer (financial institutions and investment banks) such that if a credit event occurs SFP would make a payment to the buyer. Approximately 96% of the credit swap's underlying issuers were rated investment grade by Standard and Poor's (BBB- or higher), with 60% of the portfolio rated A- or higher. The credit swaps are marked-to-market and this adjustment is recorded in net realized investment gains and losses on the income statement. The third quarter 2002 SFP losses of $27.3 included a $8.6 realized loss arising from the WorldCom bankruptcy.

The fair value of SFP's written S&P 500 index options liability was $21.4 and $29.9 at September 30, 2002 and 2001, respectively. SFP's investment portfolio included investment grade convertible bonds with market values totaling $50.1 at September 30, 2002. There were no convertible bonds at September 30, 2001.

Capital Resources and Liquidity

Sources and Uses of Funds

SAFECO's operations have liquidity requirements that vary among the segments and principal product lines. Life insurance, retirement services and annuity product reserves are primarily longer-duration liabilities that are typically predictable in nature and are supported by investments that are generally longer-duration. Property & Casualty liabilities are both short-term and long-term. These liabilities are less predictable in nature and generally require greater liquidity in the investment portfolio.

SAFECO's liquidity needs are met by dividends from our subsidiary operations, the sale and maturity of invested assets and external borrowings. Our subsidiaries' primary sources of cash from operations are insurance premiums, funds received under deposit contracts, dividends, interest and asset management fees. SAFECO has not engaged in the sale by securitization of any investments or other assets.

SAFECO's liquidity needs are being met and the successful achievement of our goals will enhance our liquidity position; conversely, an inability to sustain adequate profitability may adversely affect our capital resources and liquidity position.

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

In order to better match invested asset duration to the duration of related liabilities, during 2002 we have repositioned our Property & Casualty investment portfolio to reduce the bond investment portfolio duration from approximately 7 to approximately 5. As of September 30, 2002, the bond investment portfolio's duration was 4.9 compared to 5.7 at June 30, 2002 and 7 at March 31, 2002. The Property & Casualty asset allocation mix also has been adjusted to reduce volatility, by lowering the exposure to equity securities. Equity securities comprised approximately 10% of this investment portfolio at September 30, 2002 compared to approximately 18% at December 31, 2001. As a result of executing this strategy, this portfolio's allocation to taxable bonds has increased relative to its tax-exempt holdings. As a result, pretax investment income for the Property & Casualty investment portfolio has increased compared to 2001 while after-tax investment income has declined for the three months ended September 30, 2002 compared to the three months ended September 30, 2001.

Total cash provided by operating activities for the nine months ended September 30, 2002 and 2001 was $588.9 and $391.6, respectively (see Consolidated Statements of Cash Flows for additional information). The main reason for the improved operating cash flow is lower Property & Casualty claims payments, due primarily to lower catastrophe and weather losses as well as the effect of our re-underwriting and pricing efforts begun in 2001. After tax investment income has declined during 2002 and is expected to be lower for the remainder of 2002 due to lower interest rates and changes in SAFECO's investment strategy as discussed above. There will be no changes in our dividend policy for the remainder of 2002.

The higher level of proceeds from the sale of fixed maturities and equities and the higher level of purchases of fixed maturities for the nine months ending September 30, 2002 compared to the corresponding period in 2001 were due to the portfolio repositioning discussed above.

On August 23, 2002, SAFECO issued $375.0 of senior notes with a coupon of 7.25% that mature in 2012. These notes were issued under a universal shelf registration that was filed with the Securities and Exchange Commission in the second quarter of 2002, that allows SAFECO to issue up to $900 in securities. The proceeds of the notes were used for the repayment of $299.0 of commercial paper borrowings, $18.7 for the termination of related interest rate swaps and $28.4 for repayment of medium-term notes. The balance is expected to be used to repay upcoming debt maturities and for general corporate purposes. SAFECO simultaneously entered into a $375.0 notional interest rate swap to effectively convert the fixed rate senior note obligation into a Libor-based floating rate obligation. The fair value of the interest rate swap is marked-to-market on the balance sheet with the offsetting corresponding asset or liability included in the face value of the debt.

SAFECO renewed its bank credit facility in September 2002 with $500.0 available through September 2005. This replaced the $800.0 facility that expired in September 2002. SAFECO pays a fee to have the facility available and does not maintain deposits as compensating balances. Similar to its previous facility, the new facility carries certain covenants that require SAFECO to maintain a specified minimum level of shareholders' equity and a maximum debt-to-capitalization ratio. There were no borrowings under either facility as of September 30, 2002 and December 31, 2001 and SAFECO was in compliance with all covenants.

The $900 universal shelf registration described above has $525 available for issuance, after our third quarter 2002 issuance of $375 of senior notes.

Ratings

The claims paying abilities of insurers are rated to provide both insurance consumers and industry participants with comparative information on specific insurance companies. Claims paying and financial strength ratings have become an increasingly important factor in establishing the competitive position of insurance companies. Claims-paying ratings are important for the marketing of certain insurance products, for example, structured settlement annuities and BOLI. Higher ratings generally indicate greater financial strength and a stronger ability to pay claims. Ratings focus on factors such as results of operations, capital resources, debt-to-capital ratio, demonstrated management expertise in the insurance business, marketing, investment operations, minimum policyholders' surplus requirements and capital sufficiency to meet projected growth, as well as access to such traditional capital as may be necessary to continue to meet standards for capital adequacy.

Lower ratings could, among other things, significantly affect our ability to sell certain life insurance and investment products, materially increase the number of policy surrenders and withdrawals by policyholders of cash value from their policies, adversely affect relationships with broker-dealers, banks, agents and other distributors of our products and services, adversely affect new sales, significantly affect borrowing costs or limit our access to capital, and adversely affect our ability to compete. As a consequence, any of these factors could have a material adverse affect on our business, results of operations and financial condition.

Due primarily to Property & Casualty's poor underwriting results in 2000 and 2001, our claims paying and corporate credit ratings were lowered, most recently in the first half of 2001. All rating agencies except for A.M. Best maintain a stable outlook on their ratings of SAFECO. As of September 30, 2002, A.M. Best maintained a negative outlook on Property & Casualty's financial strength rating and SAFECO's debt ratings while maintaining a stable outlook on the Life & Investments companies. On August 13, 2002, Standard & Poor's (S&P) affirmed its ratings on SAFECO and our property and casualty subsidiaries. At the same time, S&P lowered its ratings on our life insurance subsidiaries because of a change in S&P group methodology criteria, which modified the rating provided to subsidiaries. The new criteria generally limits the rating given to a subsidiary that S&P deems "strategically important" to the parent to within one notch of the rating of the parent's core group.

Lower operating results in 2000 and 2001 combined with increased operating leverage in Property & Casualty contributed to lower debt service coverage for SAFECO. In addition, the interest rates on short-term borrowings increased due to the ratings downgrades. We believe our financial position is sound and continue to execute our action plans to improve Property & Casualty results. The effect of our action plans is being reflected in improved operating results and SAFECO's debt service coverage has improved during the first nine months of 2002. It is, however, possible that further negative ratings actions may occur. Lower ratings have significantly affected Life & Investments ability to sell income annuities and BOLI. If ratings are further lowered, SAFECO may incur higher borrowing costs, may have more limited means to access capital, and may have additional difficulties marketing certain of its insurance products that are dependent upon ratings being at or above a particular level.

The following table summarizes SAFECO's current ratings:

                                                                                                  Standard
                                                         A.M. Best         Fitch      Moody's     & Poor's
-----------------------------------------------------------------------------------------------------------

SAFECO Corporation
    Senior Debt                                               bbb+            A-         Baa1         BBB+
    Capital Securities                                        bbb           BBB+         baa1         BBB-
    Commercial Paper                                         AMB-2           F-2          P-2          A-2

Financial Strength/Claims-Paying Ability
    Property & Casualty Subsidiaries                             A           AA-           A1           A+
    Life Subsidiaries                                            A           AA-           A1            A
-----------------------------------------------------------------------------------------------------------


Investment Summary

Net Investment Income

SAFECO's consolidated pretax investment income was $420.4 and $408.9 for the third quarter of 2002 and 2001, respectively, and was $1,247.9 and $1,232.2 for the nine months ended September 30, 2002 and 2001, respectively. The investment portfolios of Property & Casualty and Life & Investments produced substantially all of this investment income. The net investment income detail is presented below:


                                                           Three Months Ended        Nine Months Ended
                                                              September 30             September 30
                                                         -------------------------------------------------
PRETAX INVESTMENT INCOME                                      2002         2001       2002         2001
----------------------------------------------------------------------------------------------------------

Property & Casualty                                      $    114.5   $   111.2   $    345.0  $   340.7
Life & Investments                                            307.1       295.1        897.7      884.2
Corporate                                                      (1.2)        2.6          5.2        7.3
                                                         -----------------------  ------------------------
Total                                                    $    420.4   $   408.9   $  1,247.9  $ 1,232.2
----------------------------------------------------------------------------------------------------------






                                                           Three Months Ended        Nine Months Ended
                                                              September 30             September 30
                                                         -------------------------------------------------
PRETAX INVESTMENT RETURNS                                     2002         2001        2002          2001
----------------------------------------------------------------------------------------------------------

Property & Casualty                                           5.9%         6.2%         5.9%         6.3%
Life & Investments                                            7.5%         7.6%         7.4%         7.6%


Life & Investments pretax investment income has increased slightly for the three months and nine months ended September 30, 2002 compared to 2001 corresponding periods due primarily to the higher invested assets base in the current period. The increased income due to the growth in the investment portfolio was partially offset by losses from bond defaults.

Although Property & Casualty's pretax investment income has increased slightly in 2002 compared to 2001, after-tax investment income declined for the nine months ended September 30, 2002 compared to the 2001 corresponding period due to the portfolio repositioning discussed below and to lower interest rates. After-tax investment income for the remainder of 2002 is expected to be lower due to lower interest rates and this repositioning of the investment portfolio.

In order to better match invested asset duration to the duration of related liabilities, during 2002 we have repositioned our Property & Casualty investment portfolio to reduce the bond investment portfolio duration from approximately 7 to approximately 5. As of September 30, 2002, the bond investment portfolio's duration was 4.9 compared to 5.7 at June 30, 2002 and 7 at March 31, 2002. The Property & Casualty asset allocation mix also has been adjusted to reduce volatility, by lowering the exposure to equity securities. Equity securities comprised approximately 10% of this investment portfolio at September 30, 2002 compared to approximately 18% at December 31, 2001. As a result of executing this strategy, this portfolio's allocation to taxable bonds has increased relative to its tax-exempt holdings. As a result, pretax investment income for the Property & Casualty investment portfolio has increased compared to 2001 while after-tax investment income has declined for the three months ended September 30, 2002 compared to the three months ended September 30, 2001.

Net Realized Investment Gains (Losses)

Consolidated pretax net realized investment gains totaled $12.5 and $18.5 for the three months ended September 30, 2002 and 2001, respectively, and $138.5 and $80.7 for the first nine months ended September 30, 2002 and 2001, respectively. The significant net gains realized for the nine months in 2002 compared to the corresponding period of 2001 were due primarily to gains of $203.0 from the repositioning of the Property & Casualty investment portfolio.

Pretax net realized gains/losses by major segment were as follows:

                                                           Three Months Ended        Nine Months Ended
                                                              September 30              September 30
                                                       ----------------------------------------------------
PRETAX NET REALIZED GAINS (LOSSES)                           2002           2001        2002        2001
-----------------------------------------------------------------------------------------------------------

Property & Casualty                                    $     71.2     $    34.1   $    302.7  $    104.9
Life & Investments                                          (13.0)         (8.9)       (99.9)       (3.9)
Corporate                                                   (45.7)         (6.7)       (64.3)      (20.3)
                                                       ----------------------------------------------------
Total                                                  $     12.5     $    18.5   $    138.5  $     80.7
-----------------------------------------------------------------------------------------------------------


Included in the consolidated totals above are net losses from the write-down of certain investments. Each investment that has declined in fair value below cost is monitored and if the decline is judged to be other than temporary, the security is written down to fair value. Pretax consolidated investment write-downs were $38.0 and $14.4 for the three months ended September 30, 2002 and 2001, respectively, and $152.1 and $64.5 for the nine months ended September 30, 2002 and 2001, respectively. The write-downs in 2002 were due to credit deterioration and corporate failures of fixed-maturity issuers, primarily in the telecommunications and energy sectors.

The consolidated totals also include derivative activity related to SFP's credit default swaps activity as well as the reclassification from accumulated other comprehensive income to realized loss of $18.7 related to the termination of an interest rate swap in the third quarter of 2002 discussed in Note 2 - Financial Instruments. The losses on credit default swaps totaled $43.6 for the nine months ended September 30, 2002 and $27.3 for the third quarter of 2002. Consequently, mark-to-market adjustments of these instruments and any default losses realized are recorded in realized gains or losses in the Consolidated Statements of Income (Loss).

--------------------------------------------------------------------------------
PART I Item 4 - CONTROLS AND PROCEDURES
--------------------------------------------------------------------------------


Item 4 - Controls and Procedures

Within 90 days before the filing of this Form 10-Q, under the supervision and with the participation of SAFECO management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of SAFECO's disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that SAFECO's disclosure controls and procedures are effective in timely alerting them to material information relating to SAFECO, required to be included in SAFECO's periodic SEC filings.

There have been no significant changes in SAFECO's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Forward-looking information is subject to risk and uncertainty


Statements made in this report that relate to anticipated financial performance, business prospects and plans, regulatory developments and similar matters are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Statements in this report that are not historical information are forward-looking. The operations, performance and development of our business are subject to certain risks and uncertainties that may cause actual results to differ materially from those contained in or suggested by the forward-looking statements in this report. The risks and uncertainties include, but are not limited to:

o the ability to obtain rate increases and decline or non-renew underpriced insurance accounts;

o    achievement of premium targets and profitability;

o    realization of growth and business retention estimates;

o    achievement of overall expense goals;

o success in implementing a new business entry model for personal and commercial lines;

o success in obtaining regulatory approval of price-tiered products and the use of insurance scores;

o    the ability to freely enter and exit lines of business;

o    changes in the mix of SAFECO's book of business;

o    driving patterns;

o the competitive pricing environment, initiatives by competitors and other changes in competition;

o weather conditions, including the severity and frequency of storms, hurricanes, snowfalls, hail and winter conditions;

o    the occurrence of significant natural disasters, including earthquakes;

o the occurrence of significant man-made disasters, such as the attack on September 11, 2001;

o the occurrence of bankruptcies that result in losses under surety bonds, investment losses or lower investment income;

o the adequacy of loss and benefit reserves for the Property & Casualty and Life & Investments businesses;

o    the availability of, pricing of, and ability to collect reinsurance;

o the ability to run off the Lloyd's of London business without incurring material unexpected charges;

o    the ability to exclude and to reinsure the risk of loss from terrorism;

o interpretation of insurance policy provisions by courts, court decisions regarding coverage and theories of liability, trends in litigation and changes in claims settlement practices;

o    the outcome of any litigation against us;

o legislative and regulatory developments affecting the actions of insurers, including requirements regarding rates and availability of coverage;

o changes in tax laws and regulations that affect the favorable taxation of certain life insurance products or that decrease the usefulness of life insurance products for estate planning purposes;

o    negative changes to our ratings by rating agencies;

o the effect of current insurance and credit ratings levels on business production;

o inflationary pressures on medical care costs, auto parts and repair, construction costs and other economic sectors that increase the severity of claims;

o    availability of bank credit facilities;

o the profitability of the use of derivative securities by SAFECO Financial Products;

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

--------------------------------------------------------------------------------
PART II - OTHER INFORMATION - Item 1 - LEGAL PROCEEDINGS & Item 5 - OTHER INFORMATION
--------------------------------------------------------------------------------


Item 1 - Legal Proceedings

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

The property and casualty insurance subsidiaries of SAFECO are parties to a number of lawsuits for liability coverages related to environmental claims. Although estimation of reserves for environmental claims is difficult, the loss and loss adjustment expenses with respect to any such lawsuit, or all lawsuits related to a single incident combined, are not expected to be material to Safeco's financial condition. For more information regarding the liability of such subsidiaries for environmental claims and the difficult process of estimating environmental reserves see the Property & Casualty - Loss Reserve section under Part I, Item 1 in SAFECO's 2001 Annual Report on Form 10-K/A.

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



Item 5 - Other Information

Pursuant to Section 10A(i)(2) of the Securities Exchange Act of 1934, as amended by Section 202 of the Sarbanes-Oxley Act of 2002, SAFECO is responsible for disclosing the non-audit services approved by SAFECO's audit committee to be performed by our external auditors, Ernst & Young LLP, during the third quarter. During the quarterly period covered by this report, the Audit Committee approved the engagement of Ernst & Young, LLP to review the reserves and related accounting for SAFECO's investment in its U.K. subsidiary, R.F. Bailey (Underwriting Agencies) Ltd., and related operations.

PART II OTHER INFORMATION - Item 6 - EXHIBITS AND REPORTS ON FORM 8-K



Item 6 - Exhibits and Reports on Form 8-K

(a)      Exhibits

          10.1 Separation Agreement between SAFECO Corporation and H. Paul Lowber dated July 31, 2002.

          10.2 Credit Agreement dated as of September 18, 2002 among SAFECO Corporation, as the Borrower, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, JPMorgan Chase Bank and US Bank, as Co-Syndication Agents, Keybank National Association, as Documentation Agent, and the other lenders party thereto.

          99.1 Certification of Chief Executive Officer of SAFECO Corporation, dated November 6, 2002, in accordance with 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          99.2 Certification of Chief Financial Officer of SAFECO Corporation, dated November 6, 2002, in accordance with 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)      Reports on Form 8-K

         The registrant filed the following Form 8-K's during the quarter ended September 30, 2002 and for the period up to the filing date of this Form 10-Q.

         Filing dated          Under                Filing related to:
         -----------------------------------------------------------------------

         July 5, 2002          Item 5 (Other Items) Announcement of SAFECO's
                                                    finance group appointments.



         July 23, 2002         Item 5 (Other Items) Earnings press release for
                                                    quarter ended June 30, 2002.



         August 1, 2002        Item 5 (Other Items) Announcement of closing of
                                                    Swiss Re group medical
                                                    excess loss acquisition.



         August 14, 2002       Item 9 (FD           Statements under Oath by CEO
                               Disclosures)         & CFO; Certifications by CEO
                                                    & CFO.



         August 21, 2002       Item 5(Other Items)  Information and agreements
                               Item 7 (Financial    for Form S-3 originally
                               Statements)          filed on May 7,  2002.


         September 24, 2002    Item 5 (Other Items) Announcement of SAFECO
                                                    renewal of credit facility
                                                    agreements.


         October 28, 2002      Item 5 (Other Items) Earnings press release for
                                                    quarter ended September 30,
                                                    2002.


         -----------------------------------------------------------------------

--------------------------------------------------------------------------------
SAFECO Corporation and Subsidiaries
--------------------------------------------------------------------------------
SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               SAFECO CORPORATION
                               -------------------------------------------------
                               Registrant

Dated:   November 6, 2002      /s/ CHRISTINE B. MEAD
                              -------------------------------------------------
                               Christine B. Mead
                               Senior Vice President, Chief Financial Officer
                               and Secretary

Dated:   November 6, 2002      /s/ RICHARD M. LEVY
                               -------------------------------------------------
                               Richard M. Levy
                               Vice President, Controller
                               and Chief Accounting Officer

SAFECO Corporation and Subsidiaries

--------------------------------------------------------------------------------
Certification of Chief Executive Officer
--------------------------------------------------------------------------------

     I, Michael S. McGavick, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of SAFECO Corporation;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                  Date:  November 6, 2002        /s/ MICHAEL S. MCGAVICK
                                                 -----------------------
                                                 Michael S. McGavick
                                                 President and
                                                 Chief Executive Officer

SAFECO Corporation and Subsidiaries


Certification of Chief Financial Officer


     I, Chrstine B. Mead, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of SAFECO Corporation;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                  Date:  November 6, 2002            /s/ CHRISTINE B. MEAD
                                                     ---------------------
                                                     Christine B. Mead
                                                     Senior Vice President,
                                                     Chief Financial Officer
                                                     and Secretary