Form 10-K
period 2002-12-31
SAFECO CORP
filed 2003-03-19
CIK 86104

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒    Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Year Ended December 31, 2002

or

☐    Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Transition Period from              to

Commission File Number 1-6563

SAFECO CORPORATION

State of Incorporation: Washington

I.R.S. Employer I.D. No.: 91-0742146

Address of Principal Executive Offices: SAFECO Plaza, Seattle, Washington 98185

Telephone: 206-545-5000

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, No Par Value: 138,216,691 shares were outstanding at January 31, 2003.

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES [X]. NO [    ].

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 28, 2002, was $3,900,000,000. Documents incorporated by reference:

Portions of the registrant’s definitive Proxy Statement for the 2003 annual shareholders meeting are incorporated by reference into Part III.

Safeco Corporation and Subsidiaries

Index to Financial Statements, Schedules and Exhibits

Safeco Corporation and Subsidiaries

Part I

(Dollar amounts in millions except for ratios and per share data unless noted otherwise)

ITEM 1 – BUSINESS

General

Safeco Corporation is a Washington corporation that has been in the insurance business since 1923. We operate subsidiaries on a nationwide basis in segments of the insurance industry and other financial services-related businesses. Our two principal businesses are (1) property and casualty insurance, including surety, and (2) life insurance and asset management. These activities generated nearly all of our revenues in 2002.

Throughout this report, Safeco Corporation and its subsidiaries are referred to as “Safeco,” “we” and “our.” The property and casualty insurance related businesses, including surety, are referred to as “Property & Casualty.” The life insurance and asset management businesses are referred to as “Life & Investments.” All other activities, primarily the financing of our business activities, are collectively referred to as “Corporate.” Our Property & Casualty operations generated 75% of our consolidated revenues in 2002.

Safeco’s home office and principal subsidiaries are based in Seattle and Redmond, Washington. At December 31, 2002, we had approximately 12,000 employees.

Website Access to Reports: We make our periodic and current reports and any amendments thereto available, free of charge, on our website, www.safeco.com/ir, as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (SEC).

Property & Casualty

We manage our Property & Casualty business through four operating segments: Safeco Personal Insurance (SPI), Safeco Business Insurance (SBI), Surety and Property & Casualty Other (P&C Other). These segments are described in more detail below.

Our Property & Casualty insurance operations are the 18th largest in the United States based on 2001 direct written premiums as published by A.M. Best.

Net earned premiums for Property & Casualty’s operating segments are as follows:

YEAR ENDED DECEMBER 31	2002		2001		2000

	Amount	% of Total	Amount	% of Total	Amount	% of Total

Safeco Personal Insurance	$2,907.6	64%	$2,709.6	61%	$2,640.1	58%

Safeco Business Insurance	1,461.0	32	1,643.4	37	1,838.7	40

Surety	126.3	3	95.6	2	61.6	1

P&C Other	26.4	1	24.2	—	23.0	1

Total	$4,521.3	100%	$4,472.8	100%	$4,563.4	100%

SAFECO 2002 FORM 10-K	1

Consolidated net earned premiums for Property & Casualty’s ten largest states in 2002 are as follows:

YEAR ENDED DECEMBER 31	2002		2001		2000

State	Amount	% of Total	Amount	% of Total	Amount	% of Total

California	$762.5	17%	$743.4	17%	$691.5	15%

Washington	574.2	13	568.2	13	571.0	13

Texas	356.7	8	326.2	7	315.5	7

Oregon	238.2	5	234.8	5	235.5	5

Illinois	220.9	5	251.2	6	279.2	6

Missouri	190.5	4	196.1	4	212.7	5

Florida	176.6	4	157.9	3	167.0	4

Colorado	135.9	3	114.8	3	104.7	2

Connecticut	134.4	3	113.1	3	111.0	2

Ohio	110.2	2	106.6	2	111.3	2

Total ten largest states	2,900.1	64	2,812.3	63	2,799.4	61

All others	1,621.2	36	1,660.5	37	1,764.0	39

Total	$4,521.3	100%	$4,472.8	100%	$4,563.4	100%

Safeco Personal Insurance

SPI operations are organized around three reportable segments: Personal Auto, Homeowners and Specialty. The Personal Auto segment provides coverage for liability to others for bodily injury and property damage and for physical damage to an insured’s own vehicle from collision and other hazards. The Homeowners segment provides protection against losses to dwellings and contents from a wide variety of hazards, as well as coverage for liability arising from ownership or occupancy. Homeowners’ policies insure dwellings, condominiums, and rental property contents. Other personal line products include earthquake, dwelling fire, inland marine and boat insurance; collectively these products are referred to as Specialty. SPI sells its products to individuals through independent distributors.

Safeco Business Insurance

SBI primarily writes commercial multi-peril, property, workers compensation, automobile and general liability insurance for small and medium-sized businesses, and we refer to this business as SBI – Regular. SBI sells these insurance coverages through independent distributors.

SBI also sells a small amount of such insurance coverages to large businesses, but this business has declined in premium rapidly as Safeco has focused on its small and medium-sized business customers and has reunderwritten its large account business. SBI – Special Account Facility writes continuing business for four specialty commercial programs and larger commercial accounts for our key distributors. SBI – Runoff includes large commercial business accounts in runoff and 15 specialty programs that Safeco is exiting.

Surety

Surety primarily writes surety bonds for construction businesses, providing payment and performance guarantees. It also underwrites multiple bond needs for major corporations and large regional companies. Surety sells these bonds through independent insurance agents and brokers.

Property & Casualty Other

Property & Casualty Other (P&C Other) includes our discontinued assumed reinsurance business, our involuntary-assigned risk and other state-mandated personal lines business, our Lloyds of London operations, which are in runoff, and certain other discontinued product lines.

2	SAFECO 2002 FORM 10-K

Property & Casualty – Claims Administration

We employ approximately 2,700 claims employees in locations throughout the United States. These employees include telephone and field adjusters, appraisers, litigation specialists, regional and home office management and support staff. We handle approximately 97% of our claims through our employees and preferred adjusting programs, and employ independent adjusters primarily where geographic location makes it impractical to use our own employees or when additional adjusters are needed to promptly address catastrophe claims. Our claims are handled by professionals with the appropriate technical expertise necessary to handle coverage, liability and damage issues. We recognize the importance of the specialized and extensive training required for claims adjusting and have committed significant resources and efforts to the training and development of our claims staff.

Our claims processing combines the efficiency of centralized claims handling, customer service centers and the flexibility of field representatives. Using a proprietary client server system that supports a “paperless” claims environment, our field representatives are not restricted to a specific office or physical location. This flexibility adds significant savings and efficiencies to the claims-handling process and increases customer service.

Property & Casualty – Loss and Loss Adjustment Expense (LAE) Reserves

Safeco’s consolidated financial statements include estimated reserves for unpaid losses and related claim settlement or LAE of our Property & Casualty businesses. We record loss and LAE reserves at each balance sheet date at management’s best estimate of the ultimate payments that will be made to settle all losses incurred at that date and to pay related expenses.

When claims for losses that are covered by Safeco’s insurance policies are reported to us, our claims adjusters establish a reserve for the expected cost to settle the claim, including estimates of any related legal expenses and other costs associated with resolving the claim. These reserves are called “case basis” reserves. In addition, at the end of each reporting period, certain losses will have occurred that have not yet been reported to Safeco. Accordingly, we set up reserves for such incurred but not reported losses (IBNR) and related LAE. These IBNR reserves are estimated using actuarial methods and techniques, which are discussed further in our Critical Accounting Policies in Part II, Item 7 in Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A).

The process of estimating loss and LAE reserves involves significant judgment and is complex and imprecise due to the number of variables and assumptions inherent in the estimation process. These variables include the effects on ultimate loss payments of internal factors such as changes in claims handling practices and changes in business mix, as well as external factors such as trends in loss costs, economic inflation, judicial trends and legislative changes. In addition, certain claims may be paid out over many years, for example, workers compensation medical costs for severe injuries, and there may be significant lags between the occurrence of an insured event and the time it is actually reported to us, contributing to the variability in estimating ultimate loss payments. Variables such as these affect the reserving process in a variety of ways and the impacts of many of these variables cannot be directly quantified, particularly on a prospective basis.

As a result of the inherent variability in estimating reserves, we use a number of actuarial techniques to estimate loss and LAE reserves. Standard actuarial techniques rely on the premise that historic loss experience can be used to estimate future loss experience. However, Safeco has undergone substantial transformation since 2000, including new product launches, changes in underwriting criteria and improvements in claim handling practices. These actions serve to improve business performance but also affect loss trends and actuarial data. As a result, Safeco has employed a more sophisticated set of actuarial techniques to assess the variables affecting loss experience in certain lines of business and applied multiple actuarial techniques to lines with the greatest volatility. In some cases, these actuarial techniques produce a cluster of estimates, giving management confidence that the reserve estimate is within a relatively tight band of possible outcomes. In other cases, however, additional techniques produce conflicting results. Management reviews reserve indications and the assumptions underlying them in applying the judgments necessary to determine its best estimate for Safeco’s carried reserves.

Due to the assumptions and judgments inherent in the estimation of loss and LAE reserves, actual experience may differ from these estimates. We refine reserve estimates in an ongoing quarterly process as experience develops. We record adjustments to reserves in our results of operations in the periods in which we change the estimate.

SAFECO 2002 FORM 10-K	3

We do not discount any of our reserves.

We reduce these reserves by amounts that we expect to recover from salvage and subrogation. These recoveries are accrued on an individual case basis for large claims, and actuarial estimation procedures are used for smaller claims.

Safeco buys reinsurance to manage exposure to potential losses. Loss and LAE amounts that are expected to be recoverable from reinsurers are recorded as reinsurance recoverables on the Consolidated Balance Sheets.

The following table (Analysis of Loss and LAE Reserve Development) presents the development of the loss and LAE reserves from 1992 through 2002. The amounts reported in the table for the 1996 and prior year balances are for Safeco only (i.e., do not include any amounts for American States Financial Corporation (American States), which was acquired in 1997). Section A of the table presents the recorded reserve for unpaid loss and LAE at December 31 for each of the indicated years, both gross and net of related reinsurance amounts. Section B of the table displays the cumulative net amount paid with respect to the previously recorded reserves as of the end of each succeeding year. Section C reports the re-estimated amount of the previously recorded net reserves based on experience as of each succeeding year. The estimate is increased or decreased as more information becomes known about individual claims and as changes in conditions and claim trends become apparent. Section D of the table presents the cumulative redundancy (deficiency) developed with respect to the previously recorded liability as of the end of each succeeding year. For example, the 1992 reserve of $1,963.1 developed a $96.9 redundancy after one year which grew over ten years to a redundancy of $336.9.

For 1992 through 1996, inclusive, Safeco’s reserve development had been favorable. This trend reflected several factors: conservatively setting reserves, favorable workers compensation legislation in the early 1990s, and moderation of medical costs and inflation in that period. In addition, during this period, the cost of claim settlements in several lines of business had benefited from changes in the organization of Safeco’s claims department which established separate specialized units for workers compensation, environmental exposures and fraud investigations.

Beginning in 1997, unfavorable trends began to emerge with respect to the combined reserves of Safeco and American States. Adverse loss experience in construction defect, asbestos and environmental, as well as workers compensation medical costs, significantly contributed to the unfavorable trends.

4	SAFECO 2002 FORM 10-K

In evaluating the following reserve development table, note that each amount includes the effects of all changes in amounts for prior periods. For example, the amount of the redundancy shown for the December 31, 1996 reserves that relates to losses incurred in 1992 is also included in the cumulative redundancy amount for the years 1992 through 1995. Conditions and trends that affected development of the liability in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based on this table.

Property & Casualty – Analysis of Loss and Loss Adjustment Expense Reserve Development

December 31	1992	1993	1994	1995	1996	1997	1998	1999	2000	2001	2002

A. RESERVE FOR UNPAID LOSSES AND LAE

Gross of Reinsurance	$2,052.3	$2,095.2	$2,236.8	$2,180.8	$2,059.1	$4,310.5	$4,219.9	$4,378.6	$4,612.7	$5,053.7	$4,998.5

Reinsurance	89.2	100.1	143.9	110.7	103.4	228.6	253.6	309.5	343.6	415.9	411.6

Net of Reinsurance	$1,963.1	$1,995.1	$2,092.9	$2,070.1	$1,955.7	$4,081.9	$3,966.3	$4,069.1	$4,269.1	$4,637.8	$4,586.9

B. CUMULATIVE NET AMOUNT PAID AS OF

One Year Later	$598.9	$620.5	$693.0	$755.4	$772.9	$1,345.5	$1,389.2	$1,510.7	$1,618.7	$1,672.1

Two Years Later	913.4	947.6	1,068.3	1,095.0	1,101.4	2,049.3	2,165.5	2,336.2	2,537.8

Three Years Later	1,106.0	1,147.6	1,252.9	1,267.6	1,287.9	2,516.3	2,638.0	2,895.0

Four Years Later	1,230.6	1,252.5	1,341.5	1,370.0	1,404.3	2,821.0	2,981.9

Five Years Later	1,295.7	1,300.2	1,403.5	1,440.5	1,485.3	3,059.1

Six Years Later	1,326.1	1,342.9	1,449.6	1,493.1	1,600.9

Seven Years Later	1,357.8	1,377.0	1,488.9	1,591.4

Eight Years Later	1,386.6	1,406.1	1,576.5

Nine Years Later	1,412.4	1,482.1

Ten Years Later	1,483.4

C. NET RESERVE RE-ESTIMATED AS OF

One Year Later	$1,866.2	$1,913.8	$2,033.2	$1,992.4	$1,947.7	$3,981.9	$4,045.1	$4,217.4	$4,614.2	$4,763.6

Two Years Later	1,782.1	1,818.3	1,902.3	1,889.9	1,861.4	3,989.0	4,070.3	4,447.8	4,709.7

Three Years Later	1,712.2	1,716.1	1,801.9	1,804.7	1,806.6	3,986.0	4,209.9	4,506.0

Four Years Later	1,642.3	1,643.6	1,733.8	1,757.1	1,799.6	4,097.1	4,252.4

Five Years Later	1,600.9	1,599.8	1,702.8	1,757.3	1,849.6	4,147.2

Six Years Later	1,554.7	1,568.3	1,691.2	1,803.3	1,872.4

Seven Years Later	1,549.8	1,578.3	1,733.2	1,830.8

Eight Years Later	1,567.2	1,616.3	1,763.1

Nine Years Later	1,601.2	1,645.4

Ten Years Later	1,626.2

D. CUMULATIVE NET REDUNDANCY (DEFICIENCY) AS OF

One Year Later	$96.9	$81.3	$59.7	$77.7	$8.0	$100.0	$(78.8)	$(148.3)	$(345.1)	$(125.8)

Two Years Later	181.0	176.8	190.6	180.2	94.3	92.9	(104.0)	(378.7)	(440.6)

Three Years Later	250.9	279.0	291.0	265.4	149.1	95.9	(243.6)	(436.9)

Four Years Later	320.8	351.5	359.1	313.0	156.1	(15.2)	(286.1)

Five Years Later	362.2	395.3	390.1	312.8	106.1	(65.3)

Six Years Later	408.4	426.8	401.7	266.8	83.3

Seven Years Later	413.3	416.8	359.7	239.3

Eight Years Later	395.9	378.8	329.8

Nine Years Later	361.9	349.7

Ten Years Later	336.9

For discussion of loss reserve development, see MD&A section “Property & Casualty – Loss and LAE Reserves.”

SAFECO 2002 FORM 10-K	5

Property & Casualty – Reinsurance

We use treaty and facultative reinsurance in managing our exposure to potential losses for our Property & Casualty operations. Reinsurance recoverables related to unpaid losses resulting from these operations were $411.6 at December 31, 2002 and $415.9 at December 31, 2001. Because the amount of the reinsurance recoverable can vary depending on the size of an individual loss or, in some cases, the aggregate amount of all losses in a particular line of business, the exact amount of the reinsurance recoverables is not known until all losses are settled. Therefore, we estimate the amount of reinsurance recoverables we anticipate receiving. To estimate this amount, we use the terms of the reinsurance contracts and historical reinsurance recovery information and apply that information to the gross loss reserve estimate.

The availability and cost of reinsurance are subject to prevailing market conditions, both in terms of price and available capacity. Although the reinsurer is liable to Safeco to the extent of the reinsurance ceded, we remain primarily liable to the policyholders as the direct insurer on all risks insured. In addition, the magnitude of losses in the reinsurance industry resulting from the September 11, 2001 terrorist attacks has impacted the financial strength of certain reinsurers which may impact our ability to collect from these reinsurers. However, to Safeco’s knowledge, none of our major reinsurers is currently experiencing material financial difficulties. Our established estimated allowance for uncollectible reinsurance at December 31, 2002 was $12.5. Safeco’s business is not substantially dependent upon any single reinsurance account.

Of the total Property & Casualty reinsurance recoverables balance at December 31, 2002, 23% was with mandatory reinsurance pools and foreign reinsurers. Approximately 88% of the remaining amounts due are from reinsurers rated A- or higher by A.M. Best; including 49% with the following four reinsurers: American Re-Insurance Corporation, Swiss Reinsurance America Corporation, Employers Reinsurance Corporation and General/Cologne Reinsurance Corporation, all of which are rated A+ or higher by A.M. Best.

Our Property & Casualty nationwide catastrophe property reinsurance treaty for 2003 covers 90% of $400.0 of single-event losses in excess of $100.0 retention and is unchanged from 2002. Property & Casualty retains the first $100.0 of losses, 10% of the next $400.0 and all losses in excess of $500.0. This treaty provides for one reinstatement for a second catastrophe event in 2003 at current rates.

Effective February 1, 2001, Surety modified its reinsurance coverage from a 50% quota share treaty to an excess of loss treaty. The excess of loss treaty provides reinsurance coverage for 88% of $85.0 in excess of $15.0 retention for each loss, and includes one reinstatement premium should a second loss exceed our retention.

For workers compensation, we purchase reinsurance protection that provides reimbursement of up to $44.0 for single event losses in excess of $3.0. A reinstatement premium is required for workers compensation reinsurance layers covering losses that are in excess of $20.0.

We purchase commercial property reinsurance that limits our exposure to a net loss of $2.5 per risk. This is accomplished through the purchase of a property per risk treaty that provides reinsurance coverage up to $7.5 for losses in excess of a $2.5 retention. Commercial property risks with limits above $10.0 are ceded through facultative reinsurance.

For the personal umbrella line of business we purchase a 10% quota share for the first $2.0 of each event and 100% quota share for the next $8.0. For commercial umbrella we retain the first $1.0 of each event and cede up to $19.0 in excess of this retention.

For discussion of the impact of terrorism on reinsurance, see MD&A “Impact of Terrorism.”

Life & Investments

Life & Investments provides a broad range of products and services that include individual and group insurance products, annuity products, mutual funds and investment advisory services. These operations are comprised of the following reportable segments that focus on different products, markets or distribution channels: Retirement Services, Income Annuities, Group, Individual, Asset Management, and Life & Investments Other (L&I Other). Our principal products measured by 2002 premium and deposit volume include: fixed deferred annuities, stop-loss

6	SAFECO 2002 FORM 10-K

medical business, variable annuities, individual life insurance, single premium immediate annuities (SPIA) and business-owned life insurance (BOLI).

A three year comparative summary of net premiums and deposits is presented below by reportable segment, followed by an overview of each segment:

YEAR ENDED DECEMBER 31	2002	2001	2000

Retirement Services
Fixed Deferred Annuities	$1,110.3	$794.6	$183.2
Variable Annuities	243.8	288.6	227.7
Other	2.4	3.7	37.2

Total	1,356.5	1,086.9	448.1

Income Annuities
Single Premium Immediate Annuities	115.3	108.9	401.3

Group
Stop-Loss Medical	384.5	279.8	249.5
Group All Other	83.5	51.5	62.0

Total	468.0	331.3	311.5

Individual
Universal Life	56.0	56.8	57.8
BOLI	50.0	120.0	710.0
Term Life	39.7	38.2	36.3
Variable Universal Life	17.1	19.8	21.1
Other	7.7	10.7	12.4

Total	170.5	245.5	837.6

Total Net Premiums and Deposits	$2,110.3	$1,772.6	$1,998.5

Retirement Services

We offer fixed and variable deferred annuities to a broad range of consumers through multiple distribution channels. Fixed annuities are general account products where we bear the investment risk as funds are invested in our general account and a stated interest rate is credited to the contractholders’ accounts. Our major source of income from fixed annuities is the spread between the investment income earned on the underlying general account assets and the interest credited to contractholders’ accounts. Variable annuities are separate account products, where the contractholder bears the investment risk and has the right to allocate his or her funds among various separate investment sub-accounts. Our major source of revenues from variable annuities is mortality and expense fees charged to the contractholder, generally determined as a percentage of the market value of the underlying assets under management.

Annuities offer a tax-deferred means of accumulating savings for retirement needs and provide a tax-efficient source of income in the payout period. Our annuity products include both qualified and non-qualified annuities, tax-sheltered annuities marketed to teachers and not-for-profit organizations, and guaranteed investment contracts.

Our qualified and non-qualified annuities include an Equity Indexed Annuity (EIA) that credits the policyholder based on S&P 500 performance with no minimum equity return guarantee and a floor return based on a minimum fixed return on a portion (typically 90%) of the original deposit amount. We stopped marketing this product in 1999, and in 2000, 2001 and 2002, offers were extended to EIA policyholders to surrender their policies and receive their account values with no surrender charges.

Income Annuities

Our principal income annuity product is the structured settlement annuity, which is sold to fund third-party personal injury settlements, providing a reliable income stream to the injured party. Structured settlement sales are extremely sensitive to financial strength ratings; our ratings downgrades in 2001 significantly curtailed the volume of new deposits. Our structured settlement annuities are non-surrenderable and are supported by long-term invested assets consisting primarily of long-duration bonds and mortgage-backed securities. We bear the investment risk as funds are invested in our general account, and these products also contain mortality risk.

SAFECO 2002 FORM 10-K	7

We price annuities using current mortality tables and an assumption of continued improvement in annuitant longevity. Future policy benefits for our single premium annuity contracts are calculated based on a set of actuarial assumptions that we establish and maintain throughout the lives of the contracts. Our assumptions include investment yields, expenses, mortality and the expected payment duration.

Group

Our Group segment’s principal product is stop-loss medical insurance sold to employers with self-insured medical plans. Also offered are group life, accidental death and dismemberment, and disability products.

Safeco is one of the largest direct writers of stop-loss medical insurance for self-funded employer plans. Stop-loss coverage is used by employers to manage the risks and costs of providing a healthcare program for employees. Our stop-loss medical business is set up to protect an employer’s self-funded plan against potentially large claims by their employees. When large claims occur, we reimburse the employer based on their contract limits. Each contract sets a specific limit for each covered individual and may set an aggregate limit for the plan as a whole.

Individual

Products in our Individual segment include term, traditional whole life, universal life, variable universal life and BOLI. Our universal life products provide life insurance coverage and a cash value that increases based on a credited interest rate that is periodically reset. These policies generally permit policyholders to use any increase in cash value to vary the amount of insurance coverage and the timing and amount of premium payments. Our universal life insurance product portfolio also includes BOLI which is sold to banks to fund post-retirement employee benefit plan liabilities. BOLI is extremely sensitive to financial strength ratings; consequently, our ratings downgrades in 2001 significantly curtailed the volume of new BOLI deposits. Term life insurance provides only a death benefit, does not build up cash value and does not pay a dividend. Whole life insurance combines a death benefit with a cash value that generally increases gradually in amount over a period of years.

Asset Management

Through the Safeco Asset Management companies we provide investment advisory services, accounting and administrative services for the Safeco Mutual Funds, institutional and trust accounts.

Life & Investments Other

Our L&I Other segment is comprised mainly of investment income resulting from the investment of capital and prior years’ earnings of the operating lines of business. This segment also includes results of Talbot Financial Corporation (Talbot), a wholly-owned subsidiary. Talbot is a broad-based insurance broker that distributes property and casualty, life and asset management products.

Life & Investments – Sales and Distribution

Life & Investments is a distribution channel-driven sales organization, selling its products through seven distinct distribution channels: multi-line (our Property & Casualty agents), broker dealers, financial institutions (primarily our bank network), special markets (specialty agents), group third-party administrators, institutional and mutual funds retail direct. Distribution channels are aligned by key target markets providing agents, financial professionals and business partners with seamless access to all Life & Investments’ products and services. Life & Investments’ products are marketed together whenever possible to efficiently provide agents and financial professionals with a broad product mix to offer customers. We believe that our ability to provide multiple product lines to Safeco’s distributors provides us a competitive advantage by facilitating an efficient relationship with Safeco and reducing the distributor’s need for multiple product providers.

8	SAFECO 2002 FORM 10-K

A summary of our distribution channels and related products distributed through these channels in 2002 is presented in the table below:

	Multi- line	Broker Dealers	Financial Institutions	Special Markets	Group Third-Party Administrators	Institutional	Mutual Funds Retail Direct

Retirement Services:
Fixed Deferred Annuities	✓	✓	✓	✓	✓	✓

Variable Deferred Annuities	✓	✓	✓	✓	✓

Income Annuities:
Structured Settlement Annuities				✓

Single Premium Immediate Annuities	✓	✓	✓	✓		✓

Individual:
BOLI				✓

Universal Life	✓	✓		✓

Variable Universal Life	✓	✓

Term and Traditional Whole Life	✓	✓		✓

Group:
Stop-Loss Medical					✓

Other	✓	✓			✓

Asset Management	✓	✓	✓			✓	✓

SAFECO 2002 FORM 10-K	9

Life & Investments – Funds Held Under Deposit Contracts

Funds held under deposit contracts relate primarily to annuity and individual products and represent our largest policyholder liability. The table below summarizes the components of funds held under deposit contracts at December 31, 2002 and describes the applicable surrender charges and surrender experience over the last 12 months.

FUNDS HELD UNDER DEPOSIT CONTRACTS AT DECEMBER 31, 2002

Product	Outstanding Balance	Expected Maturities of Liabilities (at Issue Date)	Range of Credited or Assumed Interest Rates as of 12/31/02	Surrender Charges	Approximate Surrender Experience

Universal Life	$ 3,400.4	Approximately 10–25 years	5.00% to 7.67%	Varies by issue, age, sex, and duration from $1 to $58 per $1,000 of insurance.	Less than 2% per annum.

Immediate Annuities	6,308.4	Over 25 years	3.50% to 11.93%	Cannot surrender.	Cannot surrender.

Guaranteed Investment Contracts	201.1	Approximately 2–5 years	5.21% to 7.64%	Market value adjustment or cannot surrender in first year.	Less than 1% per annum.

Other Annuities and Deposits	5,583.0	Approximately 3–20 years	3.00% to 7.75%	Highest surrender charges range from 10% to 3%, graded down to 0% within 3 to 10 years. Safeco has the option to defer pay-out over 5 years for 16% of these contracts.	12.6% per annum.

Equity Indexed Annuities (EIA)	162.5	Approximately 6 years	Equity return credited based on S&P 500 performance with a minimum guarantee of 0%. Floor return based on a portion (typically 90%) of the original deposit amount.	Typically 8% in year 1 graded to 0% after year 6.	25% per annum.

Total	$15,655.4

Life & Investments – Reinsurance

We use treaty reinsurance in managing our exposure to potential losses for our Life & Investments operations. Amounts due from reinsurers were $158.9 at December 31, 2002 and $90.1 at December 31, 2001.

The availability and cost of reinsurance are subject to prevailing market conditions, both in terms of price and available capacity. Although the reinsurer is liable to Safeco to the extent of the reinsurance ceded, we remain primarily liable to the policyholders as the direct insurer on all risks insured. To Safeco’s knowledge, none of our major reinsurers is currently experiencing material financial difficulties.

Of the total Life & Investments amounts due from reinsurers balance at December 31, 2002, 98% was with reinsurers rated A- or higher by A.M. Best.

10	SAFECO 2002 FORM 10-K

Corporate

The Corporate segment includes operating results for the parent company Safeco Corporation, Safeco Financial Products, Inc. (SFP), Safeco Properties, Inc. and intercompany eliminations. The parent company’s primary expense is interest expense on borrowings, excluding distributions on Capital Securities, which are presented net of tax separately on the Consolidated Statements of Income (Loss).

SFP, organized in 2000, engages in limited activity for its own account by selling single name credit default swaps, writing and hedging S&P 500 index options and investing in and hedging convertible bonds. For additional information see the Corporate section of the MD&A.

In 1999, Safeco sold most of the assets of its real estate investment operation, Safeco Properties, Inc. The remaining investment properties ($7.2 at December 31, 2002) are included in Other Invested Assets on the Consolidated Balance Sheets. These are being marketed for sale.

Discontinued Operations

Safeco Credit Company, Inc. (Safeco Credit) provided loans and equipment financing and leasing to commercial businesses, insurance agents and affiliated companies. In March 2001, Safeco decided to sell Safeco Credit. A plan of disposal was formalized establishing the measurement date for financial reporting purposes as March 31, 2001; as a result, Safeco Credit was accounted for as a discontinued operation effective March 31, 2001. On July 24, 2001 Safeco reached a definitive agreement to sell Safeco Credit to General Electric Capital Corporation. The sale was completed on August 15, 2001 (effective as of July 31, 2001) for total cash proceeds of $918.9. The proceeds included the repayment of loans to Safeco Credit and settlement of other affiliated transactions between Safeco Credit and Safeco totaling $668.9. The sale resulted in net proceeds of $250.0 and the after tax gain on the sale of $54.0 is reported in the Consolidated Statements of Income (Loss).

Statutory Accounting

State insurance regulatory authorities require our Property & Casualty insurance and Life & Investments insurance subsidiaries to file annual statements prepared on an accounting basis prescribed by the National Association of Insurance Commissioners’ (NAIC) revised Accounting Practices and Procedures Manual or prescribed or permitted by their respective state of domicile (that is, on a statutory basis). The primary difference between the $4,998.5 Loss and LAE reserve at December 31, 2002, disclosed in the consolidated financial statements in accordance with accounting principles generally accepted in the United States (GAAP), and the $4,535.8 reported in the annual statements filed with state regulatory authorities relates to reinsurance recoverables. Under Financial Accounting Standards Board Statement of Financial Accounting Standards 113, “Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts,” loss and LAE reserves are reported gross of amounts recoverable from reinsurance under GAAP. Statutory-basis financial statements report the loss and LAE reserves net of reinsurance recoverables.

Regulation

Safeco and its insurance subsidiaries are regulated by the insurance department in each state where the insurance subsidiaries are domiciled or do business. These regulations are designed to protect the interests of insurance policyholders.

The primary purposes of these regulations are:

•	solvency standards;
•	licensing of insurers and their agents;
•	investment policies;
•	ability to enter into or withdraw from selling insurance products in the state;
•	approval of insurance premium rates;
•	approval of insurance policy forms;
•	regulation of the insurer’s market conduct, including underwriting and claims practices; and
•	adequacy of reserves for losses.

SAFECO 2002 FORM 10-K	11

State insurance departments conduct periodic examinations of the conduct and financial condition of insurers and require that annual and other reports be filed with them detailing the insurance company’s financial condition and other matters. Safeco’s insurance companies are licensed to carry out insurance business in all 50 states and the District of Columbia. See additional information in MD&A.

Competition

Both the property and casualty business and the life and investments business are highly competitive. Competition in our operating segments is based on price, service, commission structure, product features, financial strength, ability to pay claims, financial strength ratings, reputation and name or brand recognition. We compete with a large number of domestic and foreign insurers and, in our life and asset management businesses, with non-insurance financial services companies, such as banks, broker-dealers and asset managers. These companies sell through various distribution channels, including independent agents and distributors, agents representing only one insurer (known as captive agents), and direct distribution to the consumer. Safeco competes not only for business and individual customers, employer and other group customers, but also for agents and other distributors of investment and insurance products. Some of our competitors offer a broader array of products, have more competitive pricing, have lower cost structures or, with respect to insurers, have higher financial strength ratings. Some may also have greater financial resources with which to compete. Also, other financial institutions are now able to offer services similar to our own as a result of the Gramm-Leach-Bliley Act, which was enacted in November 1999.

Marketing

We distribute our products in all 50 states and the District of Columbia primarily through a network of approximately 17,000 independent agents and financial advisors who are supported by our marketing and sales staff and customer service centers. We believe that the independent distribution system offers service and underwriting advantages. For example, we believe that independent agents are better able to match products to a customer’s specific needs, thereby providing a higher level of expertise, advice and service than agents offering a single line of products, and we believe that independent agents and distributors are able to establish close, long-term, advisory relationships with their customers.

12	SAFECO 2002 FORM 10-K

Executive Officers of the Registrant

As of March 15, 2003, these are the names, ages, positions with Safeco and business experience of our executive officers. No family relationships exist among our executive officers.

Officer Name	Age	Positions with Safeco and business experience

Michael S. McGavick	45

Chairman of the Board of Directors since January 1, 2003. President, Chief Executive Officer and Director since January 30, 2001. President and Chief Operating Officer of CNA Agency Market Operations from October 1997 until January 2001, President of CNA’s Commercial Lines group from January until October 1997, and held a series of executive positions with CNA’s commercial insurance operations from 1995 through October 1997. Director of the Superfund Improvement Project for the American Insurance Association from 1992 to 1995.

Christine B. Mead	47

Senior Vice President, Chief Financial Officer and Secretary effective January 24, 2002. Senior Vice President and Chief Financial Officer for Travelers Insurance Group from 2000 to January 2002; Senior Vice President and Chief Financial Officer for Travelers Property Casualty Corp – Personal Lines from 1996 to 2000; held a series of management positions with Travelers Corporation from 1989 to 1996.

Bruce M. Allenbaugh	46

Senior Vice President, Marketing and Communications since April 2002. Senior Vice President of Marketing since May 7, 2001. Vice President of Marketing for Avenue A, Inc., an internet marketing company, from November 1999 to January 2001. Vice President of Marketing for Nextlink (now XO Communications), a telecommunications company, from 1994 to 1999. Held a series of management positions with Pepsi-Cola from 1985 to 1994.

Michael E. LaRocco	46

President and Chief Operating Officer, Safeco Personal Insurance since July 16, 2001. Regional Vice President, Northeast Region for GEICO Corporation from 1998 to July 2001. Vice President of Underwriting and Product Management for GEICO from 1996 through 1998, Vice President of GEICO Casualty from 1994 to 1996, and held a series of management positions with GEICO from 1993 through 1998.

Dale E. Lauer	56

President and Chief Operating Officer, Safeco Business Insurance since July 16, 2001. Senior Vice President of Safeco Business Insurance from 1997 to July 2001. Vice President of commercial lines underwriting for the Safeco Property & Casualty insurance companies from 1992 to 1997.

Allie R. Mysliwy	48

Senior Vice President, Human Resources since July 2001. Vice President of Human Resources from July 1999 to July 2001; Vice President of Human Resources for Safeco Life Insurance Company from 1994 to 1999.

James W. Ruddy	53	Senior Vice President since 1992. General Counsel since 1989. Vice President from 1989 to 1992. Associate General Counsel from 1985 to 1989.

Yomtov Senegor	44

Senior Vice President, Corporate Strategy and Chief Information Officer since October 1, 2001. Central Region Insurance Managing Partner with Accenture (formerly Andersen Consulting), a management and technology consulting company, from November 1997 to October 2001, and Partner from 1992 to 1997.

Randall H. Talbot	49	President and Chief Operating Officer, Safeco Life Insurance companies since February 1998. Chief Executive Officer and President of Talbot Financial Corporation from 1988 to 1998.

SAFECO 2002 FORM 10-K	13

ITEM 2 – PROPERTIES

Safeco’s home offices are located in Seattle and Redmond, Washington. The Corporate and Property & Casualty operations predominantly occupy 825,000 square feet of owned property in Seattle, and the Life & Investments operations are headquartered in 218,000 square feet of owned property in Redmond.

Safeco owns and occupies an additional 1,340,000 square feet of space in Redmond, Washington, as well as an aggregate of 453,000 square feet in Fountain Valley and Pleasant Hill, California; Cincinnati, Ohio; Portland, Oregon; and Spokane, Washington. Safeco also occupies 2.4 million square feet of additional leased space throughout the United States. Leased and owned space totals approximately 5.2 million square feet.

ITEM 3 – LEGAL PROCEEDINGS

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

Our property and casualty insurance subsidiaries are parties to a number of lawsuits for liability coverages related to environmental claims. Although estimation of reserves for environmental claims is difficult, we do not expect the loss and LAE with respect to any such lawsuit, or all lawsuits related to a single incident combined, to be material to our financial condition.

Our property and casualty insurance companies recently defeated allegations in a suit filed on July 18, 2001, by a plaintiff who purported to represent a class of present and former claim adjusters. The plaintiff claimed that claims adjusters should have been considered non-exempt employees under the labor laws, and sought damages representing back overtime pay for certain hours worked. The U.S. District Court for the Northern District of Ohio disagreed and dismissed the action. Our property and casualty insurance companies are defending two other lawsuits alleging similar claims, one filed on August 10, 2001 in California and the other on January 14, 2003, in U.S. District Court for the District of Connecticut. We intend to defend vigorously against these allegations.

On August 6, 2002, General Insurance Company of America was voluntarily dismissed by the plaintiffs as a defendant in Hobbs v. State Farm Mutual Automobile Insurance Co., et al., a putative class-action lawsuit filed in 1999 in Illinois state court against seven Property & Casualty insurance groups.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of 2002.

14	SAFECO 2002 FORM 10-K

Safeco Corporation and Subsidiaries

Part II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Market Information

Our common stock is quoted and traded on the NASDAQ Stock Market under the symbol SAFC. High and low bid prices of Safeco’s common shares were as follows:

MARKET PRICE RANGES	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Annual

2002 – High	$34.64	$35.93	$34.89	$37.98	$37.98
– Low	28.87	29.52	23.49	30.75	23.49
2001 – High	32.63	30.65	31.87	32.94	32.94
– Low	21.50	25.17	24.93	28.16	21.50

There were approximately 3,100 holders of record of our common stock at December 31, 2002. This number excludes the beneficial owners of shares held by brokers and other institutions on behalf of shareholders.

Dividends

Safeco has paid cash dividends continuously since 1933. Common stock dividends paid to shareholders were $0.74 per share in 2002 compared with $0.93 in 2001 and $1.48 in 2000. Dividends are funded with dividends paid to the parent company from operating subsidiaries. We expect to continue paying dividends in the foreseeable future. However, payment of future dividends is subject to the discretion of our board of directors and will depend upon many factors, including our financial condition, earnings, capital requirements of our operating subsidiaries, legal requirements, regulatory constraints and such other factors as our board of directors deems relevant. Due to underlying business conditions in 2001 and 2000, in February 2001 our board of directors reduced the quarterly dividend from $0.37 to $0.185 per share.

DIVIDENDS DECLARED	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

2002	$.185	$.185	$.185	$.185	$.740
2001	.185	.185	.185	.185	.740
2000	.370	.370	.370	.370	1.480

SAFECO 2002 FORM 10-K	15

ITEM 6 – SELECTED FINANCIAL DATA

The following selected consolidated financial data of Safeco was derived from our consolidated financial statements. The following financial data should be read in conjunction with the consolidated financial statements and accompanying notes.

Summary of Operations (unaudited)

YEAR ENDED DECEMBER 31	2002	2001	2000	1999	1998

(In millions except per share values)

REVENUES
Property & Casualty Earned Premiums	$4,521.3	$4,472.8	$4,563.4	$4,382.9	$4,208.3
Life & Investments Premiums and Other Revenues	778.3	637.0	618.2	473.9	447.0
Net Investment Income	1,672.3	1,649.3	1,633.5	1,588.3	1,522.6
Net Realized Investment Gains	82.5	93.0	139.5	117.7	94.6
Other	10.7	10.4	20.5	39.2	81.0

Total Revenues	$7,065.1	$6,862.5	$6,975.1	$6,602.0	$6,353.5

(In millions except per share values)

INCOME SUMMARY
Income (Loss) from Continuing Operations before Change in Accounting Principle	$301.1	$(1,045.3)	$101.9	$237.7	$337.5
Income from Discontinued Credit Operations, Net of Taxes	—	4.2	12.7	14.5	14.4
Gain from Sale of Credit Operations, Net of Taxes	—	54.0	—	—	—

Income (Loss) before Cumulative Effect of Change in Accounting Principle	301.1	(987.1)	114.6	252.2	351.9
Cumulative Effect of Change in Accounting Principle, Net of Taxes	—	(2.1)	—	—	—

Net Income (Loss)	$301.1	$(989.2)	$114.6	$252.2	$351.9

INCOME (LOSS) PER SHARE OF COMMON STOCK
Income (Loss) from Continuing Operations before Change in Accounting Principle	$2.33	$(8.18)	$0.80	$1.79	$2.41
Income from Discontinued Credit Operations, Net of Taxes	—	0.03	0.10	0.11	0.10
Gain from Sale of Credit Operations, Net of Taxes	—	0.42	—	—	—

Income (Loss) before Cumulative Effect of Change in Accounting Principle	2.33	(7.73)	0.90	1.90	2.51
Cumulative Effect of Change in Accounting Principle, Net of Taxes	—	(0.02)	—	—	—

Net Income (Loss) Per Share of Common Stock	$2.33	$(7.75)	$0.90	$1.90	$2.51

Average Number of Shares (in millions)	129.3	127.7	127.8	132.8	139.9

Dividends Declared	$0.74	$0.74	$1.48	$1.46	$1.37

16	SAFECO 2002 FORM 10-K

Summary of Operations (unaudited) (continued)

Additional Supplemental Data

YEAR ENDED DECEMBER 31	2002	2001	2000	1999	1998

(In millions except per share values)

PROPERTY & CASUALTY OPERATING RATIOS*
Losses	61.2%	74.5%	70.4%	66.4%	61.3%
LAE	13.1	14.1	12.2	12.0	11.5
Underwriting Expenses	31.0	30.1	28.8	30.0	29.8

Combined Ratio	105.3%	118.7%	111.4%	108.4%	102.6%

AT DECEMBER 31

TOTAL ASSETS	$34,656.0	$31,728.7	$30,740.2	$29,223.6	$29,553.0

DEBT
Current	515.8	347.8	356.3	514.5	770.9
Long-Term	608.0	748.8	774.2	478.5	589.5

Total	1,123.8	1,096.6	1,130.5	993.0	1,360.4

CAPITAL SECURITIES	843.8	843.4	843.0	842.5	842.1

SHAREHOLDERS’ EQUITY	4,431.6	3,634.6	4,695.8	4,294.1	5,575.8

BOOK VALUE PER SHARE	$32.07	$28.45	$36.79	$33.31	$40.92

*	Operating ratios are GAAP basis and are calculated on losses and expenses expressed as a percentage of earned premiums.

SAFECO 2002 FORM 10-K	17

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollar amounts in millions unless noted otherwise)

Management’s Discussion and Analysis (MD&A) reviews our consolidated and segment financial condition as of December 31, 2002 and 2001, our consolidated and segment results of operations for the years ended December 31, 2002, 2001 and 2000 and, where appropriate, factors that may affect our future financial performance. This discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this report.

Forward-looking information contained in this report is subject to risk and uncertainty

Statements, analysis and other information contained in this report that relate to anticipated financial performance, business prospects and plans, regulatory developments and similar matters are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Statements in this report that are not historical information are forward-looking. The operations, performance and development of our business are subject to certain risks and uncertainties that may cause actual results to differ materially from those contained in or suggested by the forward-looking statements in this report. The risks and uncertainties include, but are not limited to:

•	the ability to obtain rate increases and decline or non-renew underpriced insurance accounts;
•	achievement of premium targets and profitability;
•	realization of growth and business retention estimates;
•	achievement of overall expense goals;
•	success in implementing a new business entry model for personal and commercial lines;
•	success in obtaining regulatory approval of price-tiered products and the use of insurance scores, including credit scores as a component;
•	the ability to freely enter and exit lines of business;
•	changes in the mix of Safeco’s book of business;
•	driving patterns;
•	the competitive pricing environment, initiatives by competitors and other changes in competition;
•	weather conditions, including the severity and frequency of storms, hurricanes, snowfalls, hail and winter conditions;
•	the occurrence of significant natural disasters, including earthquakes;
•	the occurrence of significant man-made disasters, such as the attack on September 11, 2001 or war;
•	the occurrence of bankruptcies that result in losses under surety bonds, investment losses or lower investment income;
•	the adequacy of loss and benefit reserves for the Property & Casualty and Life & Investments businesses;
•	the ability to run off the Lloyds of London business without incurring material unexpected charges;
•	the availability of, pricing of, and ability to collect reinsurance;
•	the ability to price for, exclude and reinsure the risk of loss from terrorism;
•	interpretation of insurance policy provisions by courts, court decisions regarding coverage and theories of liability, trends in litigation and changes in claims settlement practices;
•	the outcome of any litigation against us;
•	legislative and regulatory developments affecting the actions of insurers, including requirements regarding rates and availability of coverage;
•	changes in tax laws and regulations that affect the favorable taxation of certain life insurance products or that decrease the usefulness of life insurance products for estate-planning purposes;
•	the effect of current insurance and credit ratings levels on business production and the effect of negative changes to our ratings;
•	inflationary pressures on medical care costs, auto parts and repair, construction costs and other economic sectors that increase the severity of claims;
•	availability of bank credit facilities;
•	the profitability of the use of derivative securities by Safeco Financial Products, Inc. (SFP);
•	fluctuations in interest rates;
•	performance of financial markets; and
•	general economic and market conditions.

18	SAFECO 2002 FORM 10-K

Because insurance rates in some jurisdictions are subject to regulatory review and approval, our achievement of rate increases may occur in amounts and on a time schedule different than planned, which may affect efforts to continue to restore profitability in our Property & Casualty lines.

Overview

Safeco Corporation is a Washington corporation that has been in the insurance business since 1923. We operate subsidiaries on a nationwide basis in segments of the insurance industry and other financial services-related businesses. Our two principal businesses are (1) property and casualty insurance, including surety, and (2) life insurance and asset management. These activities generated nearly all of our revenues in 2002.

Throughout this report, Safeco Corporation and its subsidiaries are referred to as “Safeco,” “we” and “our.” The property and casualty insurance related businesses, including surety, are referred to as “Property & Casualty.” The life insurance and asset management businesses are referred to as “Life & Investments.” All other activities, primarily involving financing, are collectively referred to as “Corporate.” Our Property & Casualty operations generated 75% of our consolidated revenues in 2002.

Application of Critical Accounting Policies

We have identified the accounting policies below as critical to understanding our results of operations and financial condition. The application of these accounting policies requires management to use judgments involving assumptions and estimates concerning future results, trends or other developments that could significantly influence our results should actual experience differ from those assumptions and estimates. These judgments are reviewed frequently by senior management, and an understanding of them may enhance the reader’s understanding of our consolidated financial statements and MD&A.

Property & Casualty Loss and Loss Adjustment Expense Reserves

Safeco’s consolidated financial statements include estimated reserves for unpaid losses and related claim settlement or loss adjustment expenses (LAE) of our Property & Casualty businesses. We record loss and LAE reserves at each balance sheet date at management’s best estimate of the ultimate payments that will be made to settle all losses incurred at that date and to pay related expenses.

The process of estimating loss and LAE reserves involves significant judgment and is complex and imprecise due to the number of variables and assumptions inherent in the estimation process. These variables include the effects on ultimate loss payments of internal factors such as changes in claims handling practices and changes in business mix, as well as external factors such as trends in loss costs, economic inflation, judicial trends and legislative changes. In addition, certain claims may be paid out over many years, for example, workers compensation medical costs for severe injuries, and there may be significant lags between the occurrence of an insured event and the time it is actually reported to us, contributing to the variability in estimating ultimate loss payments. Variables such as these affect the reserving process in a variety of ways and the impacts of many of these variables cannot be directly quantified, particularly on a prospective basis.

As a result of the inherent variability in estimating reserves, we use a number of actuarial techniques to estimate loss and LAE reserves. Standard actuarial techniques rely on the premise that historic loss experience can be used to estimate future loss experience. However, Safeco has undergone substantial transformation since 2000, including new product launches, changes in underwriting criteria and improvements in claim handling practices. These actions serve to improve business performance but also affect loss trends and actuarial data. As a result, Safeco has employed a more sophisticated set of actuarial techniques to assess the variables affecting loss experience in certain lines of business and applied multiple actuarial techniques to lines with the greatest volatility. In some cases, these actuarial techniques produce a cluster of estimates, giving management confidence that the reserve estimate is within a relatively tight band of possible outcomes. In other cases, however, additional techniques produce conflicting results. Management reviews reserve indications and the assumptions underlying them in applying the judgments necessary to determine its best estimate for Safeco’s carried reserves.

Due to the assumptions and judgments inherent in the estimation of loss and LAE reserves, actual experience may differ from these estimates. We refine reserve estimates in an ongoing quarterly process as experience develops. We record adjustments to reserves in our results of operations in the periods in which we change the estimate.

SAFECO 2002 FORM 10-K	19

Our loss and LAE reserves before reinsurance by operating segment as of December 31, 2002 are summarized below:

DECEMBER 31	2002

Safeco Personal Insurance	$1,664.8
Safeco Business Insurance	2,618.2
Surety	60.2
Property & Casualty Other	655.3

Total	$4,998.5

Safeco Personal Insurance

SPI reserves of $1,664.8 at December 31, 2002 are comprised of personal auto reserves of $1,256.9 and homeowners and specialty lines reserves of $407.9.

Personal Automobile

Personal automobile policies provide coverage for bodily injury and property damage. While loss frequencies have been decreasing in 2002, we have assumed flattening of this trend in our reserve estimates. Variability in personal auto reserve estimates is primarily driven by bodily injury claim severity trends (average claim costs), which reflect inflationary trends for medical costs.

Automobile bodily injury paid loss severity on claims that closed in 2002 increased 4.4% over 2001. The incurred severity on claims reported in 2002 increased 7.1% over 2001. Management believes that incurred severity increases include the effects of claim department activities since 2001. These activities include focused settlement efforts and improved case reserve measurement processes, which will serve to reduce loss severity over time. However, until the benefits of such actions are evidenced in our loss development experience, and in view of the uncertainties inherent in estimating the effects of medical inflation, management’s estimate of reserves for this coverage has assumed an aggregate loss severity trend of 7%.

Other Lines

Homeowners and specialty personal lines coverages are short tailed in nature with most claims generally reported and settled within 12 months. Reserve estimates are based on standard loss development techniques, which produced consistent reserve estimates based on our overall experience.

Safeco Business Insurance

SBI reserves totaled $2,618.2 at December 31, 2002, comprised of workers compensation reserves of $830.5, commercial multiperil reserves of $516.6, commercial auto reserves of $384.2, asbestos and environmental reserves of $196.5, construction defect reserves of $158.0, business owners policy reserves of $140.3 and all other reserves of $392.1.

SBI has exposure to construction defect, asbestos, environmental and other toxic tort losses through the general liability and commercial multiperil coverages it provides. These exposures and the risks they present to Safeco are discussed in the P&C Other segment below, where the majority of the exposure resides. The remainder of the SBI reserve discussion excludes these exposures.

For SBI, workers compensation reserves are subject to the greatest uncertainty and subjectivity in their estimation. The key assumptions and the inherent variability in reserving for these losses are described below.

20	SAFECO 2002 FORM 10-K

Workers Compensation

The following table presents the loss and allocated LAE reserves before reinsurance related to voluntary and non-voluntary workers compensation. The table excludes unallocated LAE reserves which were $21.1 as of December 31, 2002:

DECEMBER 31	2002	2001	2000

Losses and Allocated LAE Payments	$278.7	$291.5	$299.4
Reserves at End of Year, Before Reinsurance	809.4	934.2	802.8

Earned Premium	179.8	323.7	404.5

Claims (Number of Claims)
Reported Claims in the Year	12,107	31,858	50,906
Open Claims at the End of the Year	14,914	21,670	27,281

Declining premium volumes in 2001 and 2002 are consistent with Safeco’s strategy to limit its workers compensation writings in states where rate levels fall below Safeco’s return targets. In particular, Safeco significantly restricted writing new workers compensation business in California beginning in the third quarter of 2002. This decline in business volume has led to lower claim activity, which has served to reduce reserves. This is partially offset by rising loss costs.

Workers compensation claims are largely comprised of medical costs and salary/wage payments while claimants are out of work. The payout period for these claims can be 50 years or more. Safeco’s average payout period is generally shorter than the industry as a whole due to our historical focus on low-hazard risks.

Workers compensation reserves are subject to a greater degree of uncertainty than most reserves due to the late-reporting nature of certain of the claims, the long-term payout period of many claims and the resulting impact of inflationary trends over time, particularly for medical costs, and the impact of legislative actions and judicial interpretations in establishing prescribed benefits. Currently, medical inflation trends are resulting in significant increases to paid losses, particularly in the state of California. The rate of change in medical inflation and payment trends may impact our estimates in future periods due to the difficulty of precisely estimating the pattern of such trends over the claim payout period.

Workers compensation reserves may also be impacted by our claim practices. Since late 2001, we have placed greater emphasis on full exposure recognition in case reserving and on settlement of long-term claims. While management has assumed that these actions will modestly improve our ultimate loss trends, these activities impact our claim trend data and actuarial analysis and, as a result, increase the variability in our reserve estimates.

In determining management’s best estimate for workers compensation reserves, long-term medical cost inflation trends over the average claim payout period represent our most significant assumption. We have assumed that double digit medical cost inflation will continue in the near-term, moderating over time to historic levels, resulting in a 5-6% medical loss severity trend over the life of the reserves. Our best estimate of workers compensation reserves presents some risk of unfavorable reserve development should medical trends not abate.

Other SBI

Other SBI reserves comprise loss and LAE reserves for commercial multiperil policies, monoline property, monoline general liability (other than construction defects, asbestos, environmental and other toxic tort claims, which are discussed separately below), commercial automobile and commercial umbrella. These reserves are analyzed quarterly using standard actuarial methodologies. The duration of payout for these products is relatively short, and the loss cost trends for the shorter tailed lines have been stable to improving. These factors result in more predictive experience for reserving than is the case for workers compensation.

Surety

Surety loss and LAE reserves totaled $60.2 at December 31, 2002. By their nature, Surety contracts produce lower loss frequency and higher loss severity than much of Safeco’s Property & Casualty business. In addition, Surety

SAFECO 2002 FORM 10-K	21

claims provide substantial opportunity for subrogation and salvage the nature of which tends to vary from case to case. As a result of the underlying nature of surety losses and the limited historical data available for analyses, management relies on large claim analysis and individual insured exposure analysis of loss as well as subrogation and salvage potential to determine carried reserves. Actual subrogation and salvage recoveries in the future or changes in loss trends due to changes in the economy may affect management’s estimate of Surety reserves.

Property & Casualty Other

P&C Other reserves totaled $655.3 at December 31, 2002 and are comprised of construction defect reserves of $236.3, asbestos and environmental reserves of $161.5, reserves for our London operations that are in runoff of $52.1 and other reserves of $205.4.

In the discussion that follows we have combined the SBI and P&C Other operating segment reserves for construction defects, asbestos, environmental and other toxic tort claims. Accordingly, the tables below include statistics for both segments.

Construction Defect Exposures

The following table presents the loss and allocated LAE reserves before reinsurance for liability coverages related to construction defect claims. The table excludes unallocated LAE reserves which were $12.1 as of December 31, 2002:

DECEMBER 31	2002	2001	2000

Losses and Allocated LAE Payments	$61.5	$58.9	$55.0
Reserves at End of Year, Before and After Reinsurance	$382.2	$382.9	$322.6

Claims and Average Costs (Number of Claims and Dollars)
Number of Claims Pending at End of Year	1,700	2,200	2,300
Average Settlement Cost, including Legal Expenses	$25,400	$26,800	$27,000

Safeco has exposure to construction defect losses through general liability and commercial multiperil coverages it provides to contractors. Construction defect claims arise from alleged defective work performed in the construction of large habitation structures, such as apartments, condominiums and large developments of single-family dwellings or other housing. In addition to damages arising directly from the alleged defective work, construction defect claims often also allege that the economic value of the structure has been diminished. The majority of Safeco’s losses have been concentrated in a limited number of states, including California, and Safeco has taken a number of underwriting actions to mitigate this exposure. Prior to the acquisition of American States, we avoided writing the construction class of business in California and ceased writing these coverages in 1989. American States was a major writer of California contractor business until 1994 when it implemented significant restrictions in this line.

The process of estimating reserves for these claims involves subjectivity different than our other lines due to the changing legal and regulatory environment, including statutes of limitations in filing these claims and the impact of diminished value claims. In addition, estimates are more subjective due to the involvement of multiple plaintiffs, defendants and insurers and the potentially long period of time between the accident date and the date the claim is reported.

Because of the underlying nature of the claims and the difficulty inherent in determining fault in alleged construction defect claims, Safeco has established a separate claims handling and adjudication function to address these claims. As a part of this claims handling and adjudication function, Safeco has developed expertise in internal counsel, and has established relationships, particularly in California, with external legal counsel specializing in construction defect claims allowing us to vigorously defend our coverage position.

Safeco estimates its ultimate liability for construction defects using techniques developed specifically for this purpose. This includes estimation of future claim reporting and the average value of each claim and includes adjustments for changes in coverage interpretations, changes in regulation and judicial rulings, and changes in plaintiff attorney involvement. As the table above indicates, claim inventories for construction defect have decreased steadily over the last two years, annualized at -14% per year. Management’s reserve estimate assumes that the

22	SAFECO 2002 FORM 10-K

inventory will continue to decrease, but at a slower rate, because management anticipates the continued expansion of construction defect claims outside of California and because of the erosion of statutes of limitations for loss reporting in certain jurisdictions. Management’s estimate also contemplates a modest ability for Safeco’s claims handling and adjudication function to reduce construction defect loss severity, consistent with recent experience.

Asbestos

The following table presents the loss and allocated LAE reserves before reinsurance for liability coverages related to asbestos claims. The table excludes unallocated LAE reserves which were $8.8 as of December 31, 2002 for asbestos and environmental combined.

DECEMBER 31	2002	2001	2000

Losses and Allocated LAE Payments	$21.3	$13.0	$6.8
Reserves at End of Year, Before Reinsurance	$150.8	$141.2	$103.1
Reserves at End of Year, Net of Reinsurance	$133.9	$132.3	$91.5
Three Year Survival Ratio, Gross *	11.1	15.8	17.2
Three Year Survival Ratio, Net *	13.8	16.3	16.9

Claims and Average Costs (number of claims and dollars, net of reinsurance)
Number of Claims Pending at End of Year	2,224	1,970	2,112
Average Paid per Closed Claim	$28,465	$19,166	n/a
Average Case Reserve per Open Claim	$28,348	$21,109	$20,534

n/a – not available

*	The three year survival ratio is calculated by dividing reserves at end of year by average annual payments for the three years then ended.

The majority of Safeco’s asbestos liability exposure (approximately 70% of asbestos reserves) relates to the discontinued assumed reinsurance operations of American States. This exposure relates primarily to reinsurance of excess coverage. Safeco also has exposure to syndicates and pools due to its historical writings, which resulted in increased paid activity during 2002 and may result in additional development in future periods. Our reserves for pools reflect the reserve estimates provided by the pool’s independent actuaries. The loss experience of our assumed reinsurance operations follows the general industry trend.

Safeco’s direct exposure (approximately 30% of asbestos reserves) to asbestos liabilities primarily relates to the expansion of defendants to include smaller and more peripheral entities. Safeco’s exposure to the major high profile asbestos defendants is limited as a result of our historic business strategy, which generally avoided writing direct coverages for larger companies. Safeco has no direct exposure to businesses or claims that are the subject of settlement agreements.

The process of estimating reserves for asbestos claims involves greater subjectivity than other claims. Past claim experience may not be representative of future claim experience due to a general lack of sufficiently detailed data, the risk inherent in major litigation, diverging legal interpretations, regulatory actions, the recent proliferation of bankruptcy proceedings, the extent to which non-impaired claimants can be precluded from making claims, the efforts by insureds to obtain coverage not subject to aggregate limits, and other factors. Changes in these factors, particularly in the overall legal environment and the proliferation of these claims to peripheral defendants, could result in future claims significantly different from those currently predicted. Also, some asbestos-related claims are subject to non-product liability coverage rather than product liability coverage, and the non-product liability coverage may not be subject to policy aggregate limits.

Policyholders that have active asbestos claims are identified below in two separate groups based on their perceived level of exposure. Policyholders are defined as Large Asbestos Accounts if their cumulative loss payments as of December 31, 2002 exceeded $100,000. The remaining policyholders are defined as Small Asbestos Accounts.

Unassigned IBNR represents 52.9% of Safeco’s net asbestos reserves as of December 31, 2002.

SAFECO 2002 FORM 10-K	23

The table below provides details on the breakdown of our policyholders by exposure category net of reinsurance as of December 31, 2002:

	Number of Policyholders	2002 Net Paid	Net Asbestos Reserves	% of Asbestos Reserves

Assumed Reinsurance and Pools	—	$6.7	$40.1	29.9%

Policyholders with Active Claims
Large Asbestos Accounts	12	2.2	14.5	10.8
Small Asbestos Accounts	87	2.0	8.4	6.4

Total Policyholders with Active Claims	99	4.2	22.9	17.2

Policyholders with Settlement Agreements	—	—	—	—

Unassigned IBNR	—	—	70.9	52.9

Total	99	$10.9	$133.9	100.0%

Based on the unique nature of asbestos claims, Safeco has established separate claims handling functions to address asbestos claims, separately for direct claims and assumed reinsurance claims. Our estimated asbestos reserves are based on consideration of the current state of the applicable law and coverage litigation.

Actuarial estimates include ground up analysis based on a sampling of claims. While Safeco’s level of asbestos payments has remained steady over the last two years (excluding pools and syndicates), management’s estimate assumes emerging unfavorable industry trends will begin to impact Safeco’s discontinued assumed reinsurance operations within the next two years and subsequently produce industry-like loss patterns. Our analysis also assumes that future claims will have severities similar to past Safeco experience.

Environmental

The following table presents the loss and allocated LAE reserves before reinsurance for liability coverages related to environmental and other toxic tort claims. The table excludes unallocated LAE reserves which were $8.8 as of year end 2002 for asbestos and environmental combined:

DECEMBER 31	2002	2001	2000

Losses and Allocated LAE Payments	$12.5	$13.5	$19.7
Reserves at End of Year, Before Reinsurance	$198.4	$199.5	$212.4
Reserves at End of Year, Net of Reinsurance	$183.2	$188.6	$195.1
Three Year Survival Ratio, Gross	13.0	12.4	12.9
Three Year Survival Ratio, Net	13.1	12.5	12.4

Claims and Average Costs (number of claims and dollars, net of reinsurance)
Number of Claims Pending at End of Year	3,098	2,867	3,366
Average Paid per Closed Claim	$18,312	$10,185	n/a
Average Case Reserve per Open Claim	$17,756	$19,295	$16,468

n/a – not available

Safeco’s environmental claims arise from the discontinued assumed reinsurance operations of American States and from the commercial general liability line written on a direct basis. Safeco generally avoided writing coverages for larger companies with substantial exposures in these areas. As a consequence, Safeco’s environmental claims tend to be of small relative average size.

Unassigned IBNR represents $128.2 of the $183.2 of reserves, or 70.0% of reserves as of December 31, 2002.

Safeco’s estimated environmental and other toxic tort reserves are based on consideration of the current state of the applicable law and coverage litigation. Actuarial estimates of these ultimate liabilities are subject to greater than normal variability. Reasons for this include, but are not limited to, a general lack of sufficiently detailed data, expansion of the population being held responsible for these exposures, and significant unresolved legal issues

24	SAFECO 2002 FORM 10-K

including such issues as the existence of coverage, the definition of ultimate damages, and the final allocation of such damages to financially responsible parties.

Since Safeco’s environmental claims are relatively small in size, this exposure does not lend itself to ground up analysis. The data is too volatile and too sparse to place sole reliance on standard actuarial techniques. As a consequence, management relies upon analysis of claim statistics and trends, together with directional trends in survival ratios, to estimate the carried reserves.

Property & Casualty Reinsurance

We use treaty and facultative reinsurance in managing our exposure to potential losses for Property & Casualty. Reinsurance recoverables related to unpaid losses resulting from these operations were $411.6 at December 31, 2002. Because the amount of the reinsurance recoverable can vary depending on the loss activity before reinsurance is applied, the exact amount of the reinsurance recoverables is not known until all losses are settled.

To estimate reinsurance recoverables, we examine individual estimates of large losses subject to reinsurance treaties or facultative arrangements. Using the reinsurance contracts in place we estimate reinsurance recoverable amounts for specific claims as well as for lines of business. This analysis includes the examination of past reinsurance recoverables, the examination of actuarial data with and without reinsurance recoverables, as well as actuarial analysis of loss development above and below relevant retention levels. We also examine historical collection experience, recoverables associated with individual reinsurers (including our largest exposures as well as our lower rated reinsurers), and recoverables concentrated around any particular issue (for example; a large loss, a catastrophe, or an emerging claim issue) to assure our recoverables are collectible. Our estimated allowance for uncollectible reinsurance at December 31, 2002 was $12.5.

Valuation of Investments

We currently classify all of our fixed maturity and equity securities as available-for-sale and, accordingly, carry them at fair value. Fixed maturity securities include bonds, mortgage-backed securities and redeemable preferred stock. Equity securities include common stock and non-redeemable preferred stock.

We analyze all investments with a fair value below cost as of each quarterly reporting date to determine if an other than temporary decline in value has occurred. The determination of whether a decline is other than temporary is made based on the relevant facts and circumstances related to the security. These considerations include: (1) the length of time and the extent to which the fair value has been less than cost; (2) the financial condition and near-term prospects of the issuer, including any specific events that influence the operations of the issuer or that affect its future earnings potential; (3) our intent and ability to retain the investment for a period of time sufficient to allow for a recovery in value; (4) a review of any downgrades of the security by a rating agency; and (5) any reduction or elimination of dividends or non-payment of scheduled interest payments. Determining what constitutes an other than temporary decline involves judgment. Declines in fair value below cost not considered other than temporary in the current period could be considered other than temporary in a future period and reduce earnings to the extent of the impairment.

Fair value amounts for financial instruments are determined using available third-party market information. When such information is not available, the fair value amounts are determined using appropriate valuation methodologies including discounted cash flows and market prices of comparable instruments. Our investment portfolio includes $314.8 of fixed maturities that are not publicly traded. When third-party market information is not available, fair values for these securities have been estimated using quoted market prices of comparable instruments based on industry sector, credit quality and maturity and/or internally prepared valuations using third-party modeling tools, which also typically use comparable-instrument pricing techniques based on industry sector, credit quality and maturity. Judgment is required in developing certain of these estimates of fair value and the estimates may not represent amounts at December 31, 2002 that would be realized in a current market exchange.

Safeco’s investment portfolio includes $21.1 of equity securities that are not publicly traded. Values for these securities are primarily determined using independent pricing sources.

SFP activities are not designated as hedging activities for purposes of SFAS 133. Changes in the fair values of these instruments and any net realized investment gain or loss are recognized as net realized investment gains (losses) in the Consolidated Statements of Income (Loss).

SAFECO 2002 FORM 10-K	25

Strategic Initiatives Affecting the Comparability of Results of Operations

Following Safeco’s expansion in the mid 1990’s into the large commercial account and specialty program business, as well as the 1997 acquisition of American States, Safeco’s net income declined from 1998 to 2001. During that period, our stock price underperformed both the S&P 500 Index and the S&P Insurance Index. In 2000, Safeco’s board of directors determined that it was necessary to conduct an overall review of our business to determine how to improve profitability. In January 2001, the board of directors hired Michael S. McGavick as Chief Executive Officer and President to redirect our operations. Upon joining, Mr. McGavick undertook a focused review to address our poor Property & Casualty profitability and to develop a strategic direction for Safeco. This review resulted in actions focused on addressing the following priorities: (1) ensure the success of the recovery plan for our Property & Casualty operations; (2) analyze and reduce expenses; (3) strengthen our financial position; and (4) invest in our employees. Actions taken to achieve these goals began promptly in 2001 and were substantially completed by the end of 2001.

To assure the success of our recovery plan for our core lines, we refocused our core strengths in personal auto, small-to-medium commercial insurance, and life insurance and asset management. Several actions were taken with respect to Property & Casualty operations including: increasing rates and re-underwriting across all lines of business; terminating relationships with underperforming agents; and exiting lines of business not core to our strategy and expertise. In a rigorous company-wide effort to reduce expenses, we implemented a plan to consolidate regional offices and reduce employment in our Property & Casualty operations and corporate headquarters. To strengthen our financial position, in 2001 we reduced our quarterly dividend by 50% and sold Safeco Credit, reinvesting the proceeds in our Property & Casualty business. In the third quarter of 2001, we strengthened property and casualty reserves by $240.0 on a pretax basis, reflecting developments in prior year losses primarily from workers compensation, construction defect, asbestos and environmental claims. We recognized goodwill write-downs of $1,214.1 pretax. We invested in our employees primarily by introducing a performance-based compensation system based on the achievement of specific goals linked directly to our business plans and by developing a diversity program to prepare us to increase workforce effectiveness and to better compete in today’s business world.

During 2002, we took additional actions that continue in 2003 to reshape our business into a more profitable enterprise positioned for growth. These actions include: (1) improving sales growth through independent agents; (2) improving service and claims handling by reducing errors and improving our processes; (3) driving execution through enhanced metrics and measurement practices; and (4) continuing investment in our employees. Our 2002 results improved significantly as a result of these and prior actions discussed above, as well as favorable industry conditions and mild weather in 2002.

26	SAFECO 2002 FORM 10-K

Results of Operations

The following table presents summary consolidated financial information for the years indicated.

YEAR ENDED DECEMBER 31	2002	2001	2000

Property & Casualty Earned Premiums	$4,521.3	$4,472.8	$4,563.4
Life & Investments Premiums and Other Revenues	778.3	637.0	618.2
Net Investment Income	1,672.3	1,649.3	1,633.5
Net Realized Investment Gains	82.5	93.0	139.5
Other Revenues	10.7	10.4	20.5

Total Revenues	7,065.1	6,862.5	6,975.1

Losses, LAE and Policy Benefits	4,685.5	5,199.1	4,987.6
Underwriting, Acquisition and Operating Expenses	1,834.5	1,752.6	1,774.9
Interest Expense	60.8	65.7	73.2
Goodwill Write-off	—	1,214.1	—
Restructuring Charges	21.8	44.3	—

Total Expenses	6,602.6	8,275.8	6,835.7

Income (Loss) from Continuing Operations Before Income Taxes, Distributions on Capital Securities and Change in Accounting Principle	462.5	(1,413.3)	139.4
Provision (Benefit) for Income Taxes	116.6	(412.8)	(7.3)
Distribution on Capital Securities, Net of Taxes	(44.8)	(44.8)	(44.8)
Income from Discontinued Operations, Net of Taxes	—	4.2	12.7
Gain from Sale of Credit Operations, Net of Taxes	—	54.0	—
Cumulative Effect of Change in Accounting Principle, Net of Taxes	—	(2.1)	—

Net Income (Loss)	$301.1	$(989.2)	$114.6

Consolidated revenues increased 3% to $7,065.1 during 2002 compared to consolidated revenues of $6,862.5 in 2001 and $6,975.1 in 2000. The growth in 2002 reflects overall increases in Property & Casualty earned premiums, Life & Investments premiums and other revenues and net investment income. The slight increase in Property & Casualty earned premiums was driven by targeted growth in selected markets and premium rate increases across all lines of business. Life & Investments premiums and other revenues increased 22% in 2002 primarily due to the acquisition of Swiss Re’s stop-loss medical business. The increase in net investment income was primarily due to improved cash flows in Property & Casualty operations, repositioning of the Property & Casualty investment portfolio, and a higher invested asset base in Life & Investments, offset in part by lower yields due to declining interest rates. Consolidated revenues in 2001 decreased 1.6% in comparison to the $6,975.1 of revenues in 2000, primarily from a decline in Property & Casualty earned premiums of 2% as a result of our re-underwriting efforts, which included non-renewing under-priced risks and reducing under-performing and unprofitable lines. This decrease was partially offset by growth in Life & Investments’ revenues driven by premium rate increases and an increase in investment income.

Revenues also were impacted by net realized pretax investment gains of $82.5, $93.0 and $139.5 in 2002, 2001 and 2000, respectively. Included in net realized investment gains were impairment charges of $258.5, $126.8 and $35.7 in 2002, 2001 and 2000, respectively. The higher impairment losses in 2002 and 2001 reflect credit deterioration and failures of certain corporations in which we have invested.

Consolidated net income was $301.1 in 2002, compared to a net loss of $989.2 in 2001 and net income of $114.6 in 2000. The increase in consolidated net income in 2002 over our loss in 2001 was driven primarily by improved underwriting results within the Property & Casualty operations, increased earnings in Life & Investments and certain significant charges in 2001. These 2001 charges consisted principally of a goodwill write-off of $925.5 ($1,214.1 pretax), third quarter 2001 property and casualty reserve strengthening of $156.0 ($240.0 pretax) and restructuring charges of $28.8 ($44.3 pretax). These charges were also the primary contributors to the $989.2 net loss incurred in 2001 compared to net income of $114.6 in 2000.

Segment results

In the following sections of MD&A, we discuss the results from operations of each of our reportable segments. Safeco’s management measures segment profit or loss for its Property & Casualty businesses primarily based upon

SAFECO 2002 FORM 10-K	27

underwriting results. Underwriting results (profit or loss) represent the net amount of earned premium less underwriting losses and expenses on a pretax basis. Management views underwriting results as a critical measure to assess the effectiveness of the underwriting of the Property & Casualty operations and to evaluate the results of these business units. The related investment portfolio is managed separately from these underwriting businesses and, accordingly, net investment income and net realized investment gains and losses are discussed separately.

Life & Investments results are evaluated based on pretax operating earnings, which excludes net realized investment gains and losses and unusual or non-recurring events or transactions. Management believes the presentation of segment pretax operating earnings enhances the understanding of our results of operations by highlighting earnings attributable to the normal, recurring operations of the business.

Underwriting results and segment pretax operating earnings are not a substitute for net income determined in accordance with accounting principles generally accepted in the United States (GAAP).

We have provided the following table to facilitate the reconciliation of our segment measures to our GAAP results, specifically the line caption “Income (Loss) from Continuing Operations before Income Taxes, Distributions on Capital Securities and Change in Accounting Principle” of our GAAP Consolidated Statements of Income (Loss).

YEAR ENDED DECEMBER 31	2002	2001	2000

Property & Casualty	$485.8	$(1,461.5)	$49.0
Life & Investments	93.9	126.1	152.3
Corporate	(117.2)	(77.9)	(61.9)

Income (Loss) from Continuing Operations before Income Taxes, Distributions on Capital Securities and Change in Accounting Principle	$462.5	$(1,413.3)	$139.4

Property & Casualty – Results of Operations

Safeco’s Property & Casualty operations are organized around our four operating segments, Safeco Personal Insurance (SPI), Safeco Business Insurance (SBI), Surety and Property & Casualty Other (P&C Other). Within SPI there are three reportable segments, Auto, Homeowners and Specialty. Within SBI the three reportable segments are Regular, Special Accounts Facility and Runoff.

28	SAFECO 2002 FORM 10-K

Property & Casualty Operating Statistics

The following three tables for Property & Casualty reflect: (1) net earned premiums by segment; (2) underwriting profit (loss) by segment and (3) combined ratios by segment.

	Net Earned Premiums
YEAR ENDED DECEMBER 31	2002	2001	2000

Personal Auto	$1,947.1	$1,767.4	$1,723.6
Homeowners	757.4	740.6	729.8
Specialty	203.1	201.6	186.7

SPI Total	2,907.6	2,709.6	2,640.1

Regular	1,014.1	1,033.0	1,171.7
Special Accounts Facility	276.0	128.1	111.6
Runoff	170.9	482.3	555.4

SBI Total	1,461.0	1,643.4	1,838.7

Surety	126.3	95.6	61.6
P&C Other	26.4	24.2	23.0

Total Property & Casualty Operations	$4,521.3	$4,472.8	$4,563.4

	Underwriting Profit (Loss)
YEAR ENDED DECEMBER 31	2002	2001	2000

Personal Auto	$(44.4)	$(80.5)	$(123.0)
Homeowners	(37.2)	(205.6)	(116.7)
Specialty	28.9	3.9	18.2

SPI Total	(52.7)	(282.2)	(221.5)

Regular	(51.7)	(163.2)	(110.6)
Special Accounts Facility	17.8	3.9	5.7
Runoff	(107.5)	(279.6)	(162.3)

SBI Total	(141.4)	(438.9)	(267.2)

Surety	17.6	2.4	11.7
P&C Other	(63.1)	(118.8)	(44.9)

Total Underwriting Loss	(239.6)	(837.5)	(521.9)
Net Investment Income	460.0	457.7	460.5
Goodwill Amortization	—	(11.0)	(44.0)
Goodwill Write-off	—	(1,165.2)	—
Restructuring Charges	(21.8)	(44.3)	—
Net Realized Investment Gains	287.2	138.8	154.4

Income (Loss) from Continuing Operations before Income Taxes, Distributions on Capital Securities and Change in Accounting Principle	$485.8	$(1,461.5)	$49.0

	Combined Ratios +
YEAR ENDED DECEMBER 31	2002	2001	2000

Personal Auto	102.3%	104.6%	107.1%
Homeowners	104.9	127.8	116.0
Specialty	85.8	98.0	90.3

SPI Total	102.3	110.3	108.5

Regular	105.1	115.8	109.4
Special Accounts Facility	93.5	96.9	94.8
Runoff	162.9	158.0	129.3

SBI Total	109.7	126.7	114.5

Surety	86.0	97.5	81.0
P&C Other	*	*	*

Total Property & Casualty Operations	105.3%	118.7%	111.4%

*	Not meaningful
+	Combined ratios are GAAP basis and are calculated on losses and expenses expressed as a percentage of earned premiums.

SAFECO 2002 FORM 10-K	29

Personal Insurance – Auto

YEAR ENDED DECEMBER 31	2002	2001	2000

Net Earned Premiums	$1,947.1	$1,767.4	$1,723.6
Underwriting Loss	(44.4)	(80.5)	(123.0)
Combined Ratio	102.3%	104.6%	107.1%

Net earned premiums increased $179.7 or 10.2% in 2002 to $1,947.1, compared to net earned premiums of $1,767.4 in 2001, which was an increase of 2.5% over 2000. The growth in premiums in 2002 reflects actions taken in 2002 and 2001 to increase rates, as well as growth in overall auto policies in force (PIF) in 2002. Average personal auto rates increased 7%, 9% and 6% in 2002, 2001 and 2000, respectively, and we plan to implement mid single-digit rate increases in 2003. PIF increased 8% at December 31, 2002 compared to a year ago as a result of significant new business production and stable retentions.

The growth in PIF and premiums in 2002 was impacted by three strategic initiatives: the introduction of our new auto insurance product, the new business entry model using point-of-sale technology (POS) and increased commissions on new business effective January 1, 2002.

The new auto insurance product contains additional underwriting tiers to provide both more refined price points based on risk and to make insurance available to a broader range of drivers. This new auto product has been introduced in 22 states through December 31, 2002 and is expected to be available in all states where we currently write business by the end of 2003. This new product also expands the use of automated underwriting techniques, which use multiple variants to classify auto insurance risks into tiers.

In early 2002, we also implemented improved POS technology in our agents’ offices, making it easier for them to write business with Safeco. This technology allows agents to quote policies more quickly and makes it easier for our agents to sell Safeco products.

Our new commission structure increased commissions on new auto policies significantly for the first six-month policy period and revised the bonus commission structure to align our bonus incentives to agents with both our growth and profitability goals.

The increased premiums in 2001 resulted from the rate increases described above, which were partially offset by a PIF decrease in 2001. The decrease in PIF reflected decreasing retentions during 2001 driven by the tightening of underwriting standards and the cancellation of contracts with agencies producing unprofitable business.

Our 2002 underwriting loss of $44.4 improved $36.1 over our 2001 underwriting loss of $80.5, which improved $42.5 over our underwriting loss of $123.0 in 2000. Our improved underwriting results in both 2002 and 2001 reflect the growth in premium rates and our expanded use of automated underwriting techniques which, along with stricter underwriting standards, resulted in better matching of rates with risk.

The improvements in our underwriting results also contributed to our improved combined ratio and particularly the loss ratio component. Our loss ratio steadily improved to 65.9% in 2002 from 68.8% in 2001 and 72.5% in 2000. The loss ratio improvement continued throughout 2002 reflecting the underwriting actions described above, particularly the average rate increases and the new insurance scoring model. The loss ratio improvements were partially offset by increased LAE resulting from increased training costs for claims personnel and higher underwriting expenses resulting from the increased commissions previously described.

The POS technology initiative, new product introduction, rate increases, stricter underwriting standards and increased agent commissions on new auto business are all expected to continue to contribute to improved profitability and policy growth in this line of business.

Personal Insurance – Homeowners

YEAR ENDED DECEMBER 31	2002	2001	2000

Net Earned Premiums	$757.4	$740.6	$729.8
Underwriting Loss	(37.2)	(205.6)	(116.7)
Combined Ratio	104.9%	127.8%	116.0%

30	SAFECO 2002 FORM 10-K

Net earned premiums increased $16.8 or 2.3% in 2002 to $757.4, compared to net earned premiums of $740.6 in 2001, which was an increase of 1.5% over 2000. The increase in net earned premiums in 2002 reflects the efforts in 2002 and 2001 to significantly increase average renewal premiums in order to reduce losses in this product line. Average homeowners rates increased 14%, 12% and 6% in 2002, 2001 and 2000, respectively, and we expect comparable increases for 2003. The impact of increasing rates was largely offset by a decrease of 8% in PIF at December 31, 2002 in comparison to a year ago due to tightening of underwriting standards. The tightening of underwriting standards and higher rates decreased 2002 new business production, although we experienced stable retention rates in comparison to the prior year. Net earned premiums increased slightly during 2001 as rate increases began to take hold. Homeowners PIF remained stable in 2001 compared to 2000.

The increased earned premiums in 2002 and 2001 reflect the continued execution of the strategy implemented in 2001 for the turnaround of Homeowners. This strategy includes raising prices and reducing monoline homeowners commissions to improve underwriting results. We also will continue to decrease the amount of homeowners insurance written in states where we cannot achieve profitability. Currently, we have moratoriums on writing new business in ten states. Moratoriums will be lifted in these states as we secure approval to implement changes to move this product toward profitability. In addition, Safeco is introducing new language into homeowners policies sold in storm-prone Midwest states, which requires individuals to pay a deductible of 1 percent of their home’s value before insurance coverage on repair costs for wind and hail damage. We are also in the process of filing limits on mold damages to $5,000 or $10,000, including remediation, in all states where limits on mold coverage are allowed.

In the first quarter of 2002, we launched a new tiered pricing structure for homeowners that more accurately prices business based on risk characteristics. This approach, which matches rates more closely to risks, is currently in place in 22 states, and we expect to have it in place across the country by the end of 2003.

The underwriting loss for Homeowners of $37.2 improved by $168.4 over our 2001 underwriting loss of $205.6, which grew by $88.9 over our 2000 underwriting loss. The combined ratio improved to 104.9% in 2002 compared to 127.8% in 2001. Improvements in 2002 were due to significantly lower catastrophe losses and milder-than-anticipated weather conditions during 2002 compared to 2001 and the impact of continued rate increases. Homeowners catastrophe losses were $54.3 in 2002 compared to $145.0 in 2001. The underwriting loss in 2001 increased $88.9 over 2000, and the combined ratio increased correspondingly to 127.8% in 2001 from 116.0% in 2000. The increased underwriting loss in 2001 resulted from the significant catastrophe losses of $145.0 in 2001, which included $60.0 for a single catastrophe storm in St. Louis, in comparison to catastrophe losses of $86.0 in 2000.

Personal Insurance – Specialty

YEAR ENDED DECEMBER 31	2002	2001	2000

Net Earned Premiums	$203.1	$201.6	$186.7
Underwriting Profit	28.9	3.9	18.2
Combined Ratio	85.8%	98.0%	90.3%

Specialty lines include earthquake, dwelling fire, inland marine and boat insurance for individuals.

Net earned premiums increased $1.5 or 0.7% in 2002 to $203.1, compared to net earned premiums of $201.6 in 2001 and $186.7 in 2000. Net earned premiums increased slightly during 2002 due to average rate increases of 6%, offset by a slight reduction to PIF. The PIF reduction in 2002 reflected a decrease in new business production and stable retention rates. Net earned premiums increased 8.0% in 2001 due to increased rates and the impact of a change to the personal umbrella reinsurance treaty. We purchase a 10% quota share for the first $2.0 of each event and 100% quota share for the next $8.0. With the previous treaty, we ceded 10% of the first $1.0 of each event and 100% of the next $9.0. This change resulted in an increase in net earned premiums of $11.9 in 2001.

Our 2002 underwriting profit of $28.9 improved $25.0, compared to the 2001 underwriting profit of $3.9, which compares to the 2000 underwriting profit of $18.2. The combined ratio improved to 85.8% in 2002, compared to 98.0% in 2001 and 90.3% in 2000. The improved underwriting profit and combined ratio in 2002 in comparison to 2001 related to the rate increases described above and $2.3 of losses from the Seattle earthquake that occurred in February 2001. Results in 2002 also benefited from a reduction in personal umbrella loss costs.

SAFECO 2002 FORM 10-K	31

The 2001 underwriting profit decreased $14.3 in comparison to 2000 due to the Seattle earthquake losses, and several large losses.

SBI – Regular

YEAR ENDED DECEMBER 31	2002	2001	2000

Net Earned Premiums	$1,014.1	$1,033.0	$1,171.7
Underwriting Loss	(51.7)	(163.2)	(110.6)
Combined Ratio	105.1%	115.8%	109.4%

SBI – Regular is our core commercial segment writing commercial lines insurance for small-to-medium sized businesses.

Net earned premiums decreased $18.9 or 1.8% in 2002 to $1,014.1, compared to net earned premiums of $1,033.0 in 2001, which was a decrease of $138.7 compared to 2000. The decreases reflect the aggressive actions taken in 2001 to re-underwrite existing business, apply stricter underwriting standards and increase rates. SBI – Regular’s average insurance prices increased 15% in 2002 and 12% in 2001, and we expect comparable increases in 2003. The impact of rate increases in 2002 and 2001 were offset by a decrease in PIF of 8.9% in 2002 compared to 2001 and 15% in 2001 compared to 2000. The decrease in PIF in 2002 reflects the re-underwriting of existing business, offset in part by an increase in new business production. New business production was up approximately 14% for 2002 while retentions improved marginally during the year. During 2001, retentions decreased slightly and new business production was limited due to the underwriting actions previously described.

SBI – Regular is introducing a redesigned business model to support sales growth, deliver pricing more accurately matched to risk characteristics and improve customer service. The suite of services being introduced includes an automated underwriting platform, a business service center and a new business agency interface system. The underwriting platform and service center were launched during the first and second quarters of 2002 and the new business agency interface module was launched in the fourth quarter of 2002. The new underwriting approach provides an increased number of pricing tiers and better matching of rate to risk. SBI – Regular also continues to restrict writing new workers compensation policies, particularly in the state of California.

Our 2002 underwriting loss of $51.7 improved $111.5 over our underwriting loss of $163.2 in 2001, which compared to an underwriting loss of $110.6 in 2000. Similarly, the combined ratio improved to 105.1% in 2002, compared to 115.8% in 2001 and 109.4% in 2000. The improvement in underwriting loss and combined ratio during 2002 was due to the underwriting actions described above and the impact of reserve strengthening of $65.0 in the third quarter of 2001, as well as lower claim costs from catastrophe and weather losses. Catastrophe losses decreased $20.0 in 2002, to $11.7 from $31.7 in 2001, and weather-related losses decreased $26.7 in 2002, to $14.2 in comparison to $40.9 in 2001. Our 2001 underwriting loss of $163.2 increased $52.6 in comparison to 2000 due primarily to the impact of the reserve strengthening previously described. The impact of the reserve strengthening in 2001 was partially offset by the underwriting actions and rate increases that began in 2001.

SBI – Special Accounts Facility

YEAR ENDED DECEMBER 31	2002	2001	2000

Net Earned Premiums	$276.0	$128.1	$111.6
Underwriting Profit	17.8	3.9	5.7
Combined Ratio	93.5%	96.9%	94.8%

SBI – Special Accounts Facility writes larger commercial accounts for our key Safeco agents and our four continuing specialty commercial programs (lender-placed property insurance, agents’ errors and omissions insurance written predominantly for Safeco agents, mini storage and warehouse property coverages, and coverages for non-profit social service organizations).

Net earned premiums increased $147.9 or 115.5% in 2002 to $276.0, compared to net earned premiums of $128.1 in 2001, which was an increase of $16.5 over 2000. Net earned premiums were impacted in 2002 by the consolidation of the results for all of our business insurance products. As each existing Safeco large account

32	SAFECO 2002 FORM 10-K

commercial policy comes up for renewal (reported in SBI – Runoff), a decision is made by SBI – Special Accounts Facility to renew or not. If it is renewed it becomes part of SBI – Special Accounts Facility, otherwise underwriting results associated with the discontinued account remain in SBI – Runoff. This transfer of business from SBI –Runoff to SBI – Special Accounts Facility resulted in an increase of $71.0 to net earned premiums in 2002 as certain policies reported in SBI – Runoff in 2001 were renewed into SBI – Special Accounts Facility. Net earned premiums in 2002 and 2001 also increased due to the acquisition of a lender placed property business from ACE, Limited (ACE) in September 2001. This acquisition drove additional earned premiums of $57.7 in 2002 and $5.6 in 2001. Increases to net earned premiums in 2002 and 2001 were impacted by rate increases in 2002 and 2001 as well.

Our 2002 underwriting profit of $17.8 improved $13.9 over our 2001 underwriting profit of $3.9, which decreased slightly from the underwriting profit of $5.7 in 2000. SBI – Special Accounts Facility took aggressive actions in 2001 to re-underwrite existing business, apply stricter underwriting standards and increase rates. These actions drove the underwriting improvements in the 2002 underwriting profit and the combined ratio, which were also impacted by increased profits from the acquired lender-placed property business.

SBI – Runoff

YEAR ENDED DECEMBER 31	2002	2001	2000

Net Earned Premiums	$170.9	$482.3	$555.4
Underwriting Loss	(107.5)	(279.6)	(162.3)
Combined Ratio	162.9%	158.0%	129.3%

SBI – Runoff includes large commercial business accounts in runoff and 15 specialty programs that Safeco is exiting. We continue to run off poor-performing large accounts and have established programs to focus on growth in the core small-to-medium commercial business market as reflected in SBI – Regular.

Net earned premiums decreased $311.4 or 64.6% in 2002 to $170.9, compared to net earned premiums of $482.3 in 2001, which was a decrease of 13.2% from 2000. The decrease in net earned premiums in 2002 compared to 2001 and in 2001 compared to 2000 reflect the actions taken to exit this unprofitable business. In particular, the workers compensation line continues to be unprofitable. As previously described, the runoff business that we are not exiting is reflected in the results for SBI – Special Accounts Facility from the time that the policies are renewed.

Our 2002 underwriting loss of $107.5 improved $172.1 over our 2001 underwriting loss of $279.6, which increased from an underwriting loss of $162.3 in 2000. The decrease in the underwriting loss in 2002 reflects the reduction of business volume as insurance policies are not renewed, as reflected by the decrease in net earned premiums previously described. The 2001 underwriting loss includes the impact of third quarter loss reserves strengthening of $90.0.

The combined ratio increased to 162.9% in 2002 from 158.0% in 2001, which compares to 129.3% in 2000. The combined ratios for SBI – Runoff increased in 2002 and 2001 due to the impact of the significant decrease in earned premiums in those years. The decreasing earned premiums makes the analysis of combined ratio less meaningful for this line as the business is run off.

We expect earned premiums to decrease dramatically in 2003 with minimal earned premiums after the third quarter of 2003.

Surety

YEAR ENDED DECEMBER 31	2002	2001	2000

Net Earned Premiums	$126.3	$95.6	$61.6
Underwriting Profit	17.6	2.4	11.7
Combined Ratio	86.0%	97.5%	81.0%

Surety net earned premiums increased $30.7 or 32.1% in 2002 to $126.3, compared to net earned premiums of $95.6 in 2001, which was an increase from $61.6 in 2000. The increase in net earned premiums in 2002

SAFECO 2002 FORM 10-K	33

partially reflects the impact of new business production and rate increases, which we expect to continue into 2003. In addition, a change in Surety’s reinsurance treaty in February 2001, to an excess of loss cover from a 50% quota share, lowered ceded premiums and increased net earned premiums in 2002 and 2001. The excess of loss treaty provides reinsurance coverage for 88% of $85.0 in excess of $15.0 retention for each loss, and includes one reinstatement premium should a second loss exceed our retention.

Surety underwriting profit of $17.6 improved $15.2 over our 2001 underwriting profit of $2.4, which decreased from $11.7 in 2000. The increase in the underwriting profit in 2002 over 2001 reflects the impact of the $18.0 loss recognized in the fourth quarter of 2001 related to the bankruptcy of Enron, a large energy company. Surety issued advance pay and payment guaranty bonds for Enron totaling $193.5. The initial estimated loss recorded in 2001 was $59.5 gross of reinsurance and $18.0 net of reinsurance. On January 2, 2003, we entered into a settlement with JP Morgan to end the litigation involving these bonds. The terms of the settlement did not result in a material change to our net recorded loss, and we do not anticipate incurring any further charges related to this loss. The 2001 underwriting profit was impacted by the Enron loss and the underwriting profit in 2002 was impacted by higher contract and commercial bond losses in the second half of the year, due in part to the slowing national economy.

Property & Casualty Other

YEAR ENDED DECEMBER 31	2002	2001	2000

Net Earned Premiums	$26.4	$24.2	$23.0
Underwriting Loss	(63.1)	(118.8)	(44.9)

P&C Other includes our discontinued assumed reinsurance business, our involuntary-assigned risk and other state-mandated personal lines business, our Lloyds of London operations which are in runoff and certain discontinued product lines.

Net earned premiums remained consistent in all three years increasing $2.2 in 2002 to $26.4, compared to net earned premiums of $24.2 in 2001, which was an increase from $23.0 in 2000.

Our 2002 underwriting loss of $63.1 improved $55.7 over our 2001 underwriting loss of $118.8, which compared to an underwriting loss of $44.9 in 2000. In the third quarter of 2002 Safeco decided to put its London operations into runoff, resulting in a charge of $26.3 pretax in the quarter. This charge primarily reflects reserve strengthening to provide for emerging losses as the business is run off.

The 2001 underwriting loss includes third quarter reserve strengthening of $85.0 described earlier related to construction defect and asbestos and environmental loss development, as well as $30.0 in losses from the September 11, 2001 attacks, net of reinsurance, which primarily related to losses in the Lloyds of London operations.

Impact of Terrorism

We have estimated our pretax losses net of reinsurance resulting from the September 11, 2001 terrorist attacks at $52.0, of which $30.0 is attributable to reinsurance written through R.F. Bailey, a wholly-owned foreign subsidiary that participated in the Lloyds of London underwriting market, $21.0 to our business insurance accounts, and $1.0 to Life & Investments. Effective January 1, 2002, our reinsurers stopped providing terrorism coverage in our commercial property and casualty reinsurance treaties. The loss of reinsurance coverage for terrorism was immediate with respect to new business and has affected renewal business as the policies come up for renewal. Consequently, terrorism coverage in our reinsurance protection is limited to certain commercial property risks that have obtained facultative reinsurance which includes coverage for terrorism, personal lines losses covered under our property catastrophe treaty or high value home treaty, and coverage for certain terrorism acts under our Surety excess of loss treaty.

For its direct writings in 2002 up until November 26, 2002, Safeco adopted the commercial property and casualty terrorism exclusion developed and filed for approval by the Insurance Services Office (ISO). This exclusion was absolute with respect to losses from terrorism arising from biological, chemical or nuclear hazards. With respect to non-biological, non-chemical and non-nuclear losses from terrorism, the exclusions only applied if the total losses

34	SAFECO 2002 FORM 10-K

from a terrorist event exceeded $25.0. In addition, for casualty policies, the exclusion applied if the terrorist event involved the deaths or serious injury to 50 or more persons. The property exclusion did not apply to losses arising from fire following a terrorist event in the 29 states that follow the standard fire policy form. This exclusion applied to both domestic and foreign terrorist events.

On November 26, 2002, the federal government enacted the Terrorism Risk Insurance Act of 2002 (TRIA). It requires mandatory offers of terrorism coverage to all commercial policyholders, including workers compensation and surety policyholders. TRIA does not apply to life or personal lines policyholders. In the event of a terrorism attack on behalf of a foreign interest resulting in insurance industry losses of $5.0 or greater, the U.S. government will provide funding to the insurance industry on an annual aggregate basis of 90% of covered losses in excess of individual insurance company deductibles up to $100 billion. The deductible is a percentage of each individual company’s direct earned premium and the percentage increases in each of the three calendar years covered by TRIA. In 2003, Safeco’s deductible is estimated to be $115.0. Upon enactment of TRIA, our existing terrorism exclusions were void to the extent that they excluded losses from foreign terrorist events as defined in TRIA. However, the exclusions remained effective as to acts of domestic terrorism. ISO has filed exclusions for acts of terrorism as defined in TRIA. Safeco is adopting these exclusions in all states that have accepted the filings and will use the exclusions if a policyholder rejects the mandatory offer of terrorism coverage. Some states may object to or limit the use of terrorism exclusions.

TRIA also requires that insurance companies notify in force commercial policyholders by February 24, 2003 that coverage is now provided and the cost for that coverage. Safeco sent out required notices by that due date.

As a consequence of TRIA and Safeco’s response, Safeco’s reinsurers are providing limited options to purchase reinsurance for terrorism events. Safeco is considering these options. In the meantime, due to the current unavailability of the ISO exclusion for Safeco’s commercial Property & Casualty policies in a few states, Safeco will continue to be exposed to commercial losses that arise from terrorism without reinsurance for such losses. We also have no reinsurance for terrorism related losses in our workers compensation line.

With regard to commercial lines policies, Safeco’s focus is on the small-to-medium account business. Our customers are generally not viewed as potential terrorism targets. For workers compensation the number of employees covered is considered and coverage is declined in cases where the exposure is potentially severe. Safeco’s exposure to personal lines losses is currently believed to be relatively modest due to small individual exposure and wide spread of risk. Safeco believes its terrorism exposure is relatively modest across all product lines.

Property & Casualty – Loss and LAE Reserves

The following table analyzes the changes in Property & Casualty loss and LAE reserves for 2002, 2001 and 2000. Changes in estimated reserves are reflected in the income statement in the year the change is made.

DECEMBER 31	2002	2001	2000

Loss and LAE Reserves at Beginning of Year	$5,053.7	$4,612.7	$4,378.6
Less Reinsurance Recoverables	415.9	343.6	309.5

Net Balance at Beginning of Year	4,637.8	4,269.1	4,069.1

Incurred Loss and LAE for Claims Occurring During
Current Year	3,237.4	3,619.1	3,621.7
Prior Years	125.8	345.1	148.3

Total Incurred Loss and LAE	3,363.2	3,964.2	3,770.0

Loss and LAE Payments for Claims Occurring During
Current Year	1,742.0	1,976.8	2,059.3
Prior Years	1,672.1	1,618.7	1,510.7

Total Loss and LAE Payments	3,414.1	3,595.5	3,570.0

Net Balance at End of Year	4,586.9	4,637.8	4,269.1
Plus Reinsurance Recoverables	411.6	415.9	343.6

Loss and LAE Reserves at End of Year	$4,998.5	$5,053.7	$4,612.7

In 2002, estimates for Property & Casualty prior years’ loss and LAE reserves were increased by $125.8. These increases occurred over the course of 2002 as emerging claim trends and related loss data were evaluated each

SAFECO 2002 FORM 10-K	35

quarter. The increase of $125.8 included $33.3 related to estimates of workers compensation losses. We reevaluate our estimates of workers compensation loss severity quarterly, with particular focus on the expected future rate of medical inflation. Over the course of the year, actual medical inflation proved to be higher than anticipated and we adjusted our estimated reserves accordingly. While loss severities for construction defect claims appear to be mitigating, the legal costs associated with achieving reduced loss costs were higher than estimated, resulting in a reserve increase of $37.0. Asbestos claims related to our participation in pools and syndicates were higher than estimated, resulting in a reserve increase of $24.4. The $31.1 increase in other reserves related primarily to Safeco’s London operations. Safeco placed its London operations in runoff in the third quarter of 2002. Due to the high layer excess nature of some of the coverages provided by this operation, and the long reporting lag, management strengthened reserves to provide for higher-than-anticipated losses as the business is run off.

In 2001, Safeco increased its estimates for loss and LAE related to prior years by $345.1.

During the third quarter of 2001, Safeco completed a review of its Property & Casualty loss reserve adequacy. As a result of this review, which included an independent actuarial study, we increased reserves by $240.0. This $240.0 reserve addition related to Property & Casualty operating segments as follows: $155.0 for SBI and $85.0 for P&C Other. The P&C Other segment includes the discontinued reinsurance operation that Safeco acquired when it purchased American States in 1997. The $240.0 reserve addition related to recent developments in prior year losses as follows: $80.0 for workers compensation, $90.0 for construction defect and $70.0 for other coverages, primarily asbestos and environmental.

Workers compensation reserves were $802.8 at December 31, 2000. The reserve strengthening in the third quarter of 2001 of $80.0 was due to unexpected development of prior year losses and continued increases in medical costs that manifested in 2001 beyond levels previously anticipated in estimating workers compensation reserves. Throughout 2000, average workers compensation case reserves carried by Safeco were stable, but increased 14% in the first quarter of 2001 compared to the first quarter of 2000 and increased 23% in the second quarter of 2001 compared to the second quarter of 2000. These increases reflected the impact of rising medical costs and administrative rulings that had been more favorable to plaintiffs’ claims for compensation, particularly in California and Florida. In general, workers compensation claims are largely comprised of medical costs and salary/wage payments while claimants are out of work. The payout period for these claims can be up to 50 years or more. Accordingly, the estimation of long-term medical costs requires considerable judgment and involves inherent uncertainty, having a significant impact on our estimate of workers compensation reserves. In light of these emerging trends of rising medical costs and recent administrative rulings, we strengthened reserves by $80.0.

The estimation of liabilities related to construction defect and asbestos and environmental claims is subject to greater subjectivity than for other claims. Construction defect reserves were $322.6 at December 31, 2000. In early 2000, Safeco’s construction defect claims appeared to have peaked and were trending down through the rest of 2000. Such claims were predominantly in California. However, in the first two quarters of 2001, newly reported claims increased significantly, owing largely to increased attorney involvement in California and increased claim activity into additional states. As a result of these considerations, management concluded that ultimate losses for construction defect will likely be higher than previously estimated, leading to our assessment in the third quarter of 2001 to increase reserves by $90.0.

Asbestos and environmental reserves were $315.5 at December 31, 2000; $103.1 for asbestos and $212.4 for environmental. The $70.0 increase in reserves in the P&C Other segment relates to the anticipated increase in asbestos claims relating primarily to the discontinued reinsurance operations acquired in the American States purchase. In 2001, the insurance industry was experiencing a trend of expansion of asbestos defendants to include smaller and more peripheral firms such as installers, in addition to asbestos manufacturers and producers and Safeco was receiving more claims in the first half of 2001 than in prior years. Because these trends were expected to ultimately impact the losses assumed by Safeco, and because Safeco expected a lag in its asbestos activity due to its assumed reinsurance exposure, reserves were strengthened by $70.0.

In addition to the $240.0 reserve change in estimate discussed above, reserve estimates were increased at other points throughout the year by an additional $105.1, primarily for workers compensation reserves due to continued rising medical costs.

In 2000, estimates for Property & Casualty prior year loss and LAE reserves were increased by $148.3, of which $44.4 related to construction defect claims as Safeco saw reported claim volumes that, while trending down in the

36	SAFECO 2002 FORM 10-K

latter part of 2000, exceeded expectations. Workers compensation estimates were increased $50.9 and commercial automobile estimates were increased $23.5, both in reaction to claim severities. Safeco regularly monitors loss frequency and loss severity relative to expectations. When emerging frequency or severity differs materially from expectations, projections for future frequency and severity are re-evaluated and estimates are increased, or decreased, accordingly. The remaining $29.5 change in estimate in 2000 came from a combination of lines of business including commercial automobile, commercial multiperil, general liability and homeowners. Each change was a reaction to emerging loss frequency or severity relative to expected loss frequency or severity. The change for any one line represented a small percentage of the line’s reserves.

Property & Casualty – Reinsurance

We use treaty and facultative reinsurance in managing our exposure to potential losses for Property & Casualty operations. As noted previously, the liability for unpaid losses and LAE is reported gross of reinsurance recoverables of $411.6 at December 31, 2002 and $415.9 at December 31, 2001 before allowance for uncollectible reinsurance. Because the amount of the ultimate reinsurance recoverables depends on the amounts of individual losses or, in some cases, the aggregate amount of all losses by year in a particular line of business, the exact amount of the reinsurance recoverables is not known until losses are settled. Therefore, we estimate the amount of reinsurance recoverables we anticipate receiving based on the terms of the underlying reinsurance contracts, historical reinsurance recovery experience and our estimates of related loss and LAE reserves.

The availability and cost of reinsurance is subject to prevailing market conditions, both in terms of price and available capacity. Although the reinsurer is liable to Safeco to the extent of the reinsurance ceded, we remain primarily liable to the policyholders as the direct insurer on all risks insured. The magnitude of losses in the reinsurance industry resulting from the September 11, 2001 terrorist attacks has impacted the financial strength of certain reinsurers which may result in collectibility or recoverability issues. However, to Safeco’s knowledge, none of our major reinsurers is currently experiencing material financial difficulties. At December 31, 2002, the estimated allowance for uncollectible reinsurance was $12.5. Safeco’s business is not substantially dependent upon any single reinsurance account.

Of the total Property & Casualty reinsurance recoverables balance at December 31, 2002, 23% was with mandatory reinsurance pools and foreign reinsurers. Approximately 88% of the remaining amounts due are from reinsurers rated A- or higher by A.M Best; including 49% with the following four reinsurers: American Re-Insurance Corporation, Employers Reinsurance Corporation, Swiss Reinsurance America Corporation and General/Cologne Reinsurance Corporation, all of which are rated A+ or higher by A.M. Best.

Our Property & Casualty nationwide catastrophe property reinsurance program for 2003 covers 90% of $400.0 of single-event losses in excess of $100.0 retention and is unchanged from 2002. In a large catastrophe, Property & Casualty retains the first $100.0 of losses, 10% of the next $400.0 and all losses in excess of $500.0. Catastrophe property reinsurance contracts for 2003 include provisions for one reinstatement for a second catastrophe event in 2003 at current rates.

Effective February 1, 2001, Surety modified its reinsurance coverage from a 50% quota share treaty to an excess of loss treaty. The excess of loss treaty provides reinsurance coverage for 88% of $85.0 in excess of $15.0 retention for each loss, and includes one reinstatement premium should a second loss exceed our retention.

For workers compensation, we purchase reinsurance protection that provides reimbursement of up to $44.0 for single event losses in excess of $3.0. A reinstatement premium is required for workers compensation reinsurance layers covering losses that are in excess of $20.0.

We purchase commercial property reinsurance that limits our exposure to a net loss of $2.5. This is accomplished through the purchase of a property per risk treaty that provides reinsurance coverage up to $7.5 for losses in excess of a $2.5 retention. Commercial property risks with limits above $10.0 are ceded through facultative reinsurance.

For the personal umbrella line of business we purchase a 10% quota share for the first $2.0 event and 100% quota share for the next $8.0. For commercial umbrella we retain the first $1.0 of each event and cede up to $19.0 in excess of this retention.

SAFECO 2002 FORM 10-K	37

Life & Investments – Results of Operations

Life & Investments operations are managed separately as six reportable segments: Retirement Services, Income Annuities, Group, Individual, Asset Management and Life & Investments Other (L&I Other). The following table summarizes comparative operating results for Life & Investments:

YEAR ENDED DECEMBER 31	2002	2001	2000

Total Revenues	$1,984.9	$1,817.3	$1,799.7

Policy Benefits	1,322.3	1,234.9	1,232.2
Other Expenses	425.6	384.9	399.0

Total	1,747.9	1,619.8	1,631.2

Pretax Operating Earnings	237.0	197.5	168.5
Net Realized Investment Losses	(143.1)	(22.5)	(16.2)
Goodwill Write-off	—	(48.9)	—

Income from Continuing Operations before Income Taxes, Distributions on Capital Securities and Change in Accounting Principle	$93.9	$126.1	$152.3

Life & Investments revenues are comprised of premiums, net investment income and other fees. The following tables summarize revenues (excluding net realized investment gains and losses) and pretax operating earnings by reportable segment.

	Revenues
YEAR ENDED DECEMBER 31	2002	2001	2000

Retirement Services	$379.5	$367.1	$429.3
Income Annuities	529.2	530.0	497.0
Group	477.4	336.2	315.6
Individual	379.7	367.8	340.7
Asset Management	29.9	35.9	42.9
L&I Other	189.2	180.3	174.2

Total Life & Investments Revenues	$1,984.9	$1,817.3	$1,799.7

	Pretax Operating Earnings
YEAR ENDED DECEMBER 31	2002	2001	2000

Retirement Services	$21.6	$15.6	$30.0
Income Annuities	41.5	47.8	26.4
Group	69.2	26.6	4.3
Individual	21.6	22.8	24.6
Asset Management	5.2	8.0	13.0
L&I Other	77.9	76.7	70.2

Pretax Operating Earnings	237.0	197.5	168.5
Net Realized Investment Losses	(143.1)	(22.5)	(16.2)
Goodwill Write-off	—	(48.9)	—

Income from Continuing Operations before Income Taxes, Distributions on Capital Securities and Change in Accounting Principle	$93.9	$126.1	$152.3

Retirement Services

YEAR ENDED DECEMBER 31	2002	2001	2000

Revenues	$379.5	$367.1	$429.3
Pretax Operating Earnings	21.6	15.6	30.0
General Account Assets Under Management	5,978.1	5,191.3	5,017.0
Separate Account Assets Under Management	811.6	1,096.9	1,154.1

The primary products in this business line are fixed deferred and variable annuities (both qualified and non-qualified), and guaranteed investment contracts (GIC). In 2002, sales of our fixed deferred annuity products were strong. The Safeco Select fixed deferred annuity product, launched in June 2001, had deposits of $832.3 in 2002

38	SAFECO 2002 FORM 10-K

versus $692.5 in 2001. Safeco Select has a guaranteed interest rate with bonus interest for the first three years. We successfully launched a new product in 2002, Safeco Secure, which generated $191.4 of deposits. Safeco Secure offers a higher interest rate than the Select product, but does not include bonus interest. These fixed deferred annuity products were developed for sale within our financial institutions (primarily banks) distribution channel. GIC product sales were negatively impacted by our ratings downgrades in 2001. Products in Retirement Services have protection against early withdrawals in the form of surrender charges during the initial years of each policy or the option for Safeco to defer payouts over five years.

Revenues were $379.5 in 2002, an increase of $12.4 or 3.4% over 2001 revenues of $367.1, which were down $62.2 or 14.5% from 2000. The $12.4 increase in 2002 revenues was due to higher investment income of $16.3 as a result of growth in general account assets under management, offset by lower fee income due to the decrease in separate account assets under management. The $62.2 decline in revenues in 2001 from 2000 resulted primarily from our decision to stop marketing our equity indexed annuity product (EIA) in 1999. During 2002, 2001 and 2000, offers were extended to EIA policyholders to surrender their policies and receive their account values with no surrender charge. The related EIA withdrawals contributed to a decline in the overall growth of general account assets under management which resulted in lower investment income in 2001.

Pretax operating earnings were $21.6 in 2002, an increase of $6.0 or 38% compared to 2001 pretax operating earnings of $15.6, which were down 48% from 2000. The increase in 2002 pretax operating earnings was due to the growth in our general account assets under management, which contributed additional interest income, and lower losses from our EIA products.

These favorable results were somewhat offset by reduced fees from our separate account products. Pretax operating earnings decreased $14.4 in 2001 compared to 2000. Our results in 2001 were significantly impacted by the decline in the equity markets, our EIA surrender program and lower interest rates. These factors contributed to lower fees, a reduction in spreads and less interest margin when compared to 2000.

General account assets under management grew in 2001 and 2002 primarily due to the strong sales of fixed deferred annuities, partially offset by maturing GIC policies and indexed annuity withdrawals. The decrease in separate account assets under management in 2002 and 2001 was primarily due to declines in the equity markets.

Income Annuities

YEAR ENDED DECEMBER 31	2002	2001	2000

Revenues	$529.2	$530.0	$497.0
Pretax Operating Earnings	41.5	47.8	26.4
Assets Under Management	6,317.7	6,257.8	6,197.3

Income Annuities’ main product is the structured settlement annuity which is sold to fund third-party personal injury settlements, providing a reliable income stream to the injured party. This product is extremely sensitive to financial strength ratings and our ratings downgrades in 2001 decreased our ability to sell this product. Income Annuities also sells non-structured fixed annuities, which provide an immediate payment stream. Overall sales of immediate annuities (including structured settlements) increased $6.4 to $115.3 in 2002 due to efforts to grow the sales of non-structured settlement annuity products. The success of these efforts was due in part to an agreement with a major brokerage firm to sell Advantage Immediate, our immediate annuity product sold to individuals. The 2002 sales also include annuities purchased by Property & Casualty affiliates totaling $48.0. In 2001, overall sales decreased $292.4 as a result of our ratings downgrades in 2001. These contracts are non-surrenderable and supported by long-term invested assets consisting primarily of long duration bonds and mortgage-backed securities.

Revenues remained relatively flat at $529.2 in 2002 compared to revenues of $530.0 in 2001, which were up $33.0 from $497.0 in 2000. Revenues grew in 2002 due to favorable prepayment adjustments on mortgage-backed securities included in net investment income, but were offset by declining portfolio yields and lack of growth in assets under management, causing 2002 revenues to remain at 2001 levels. Revenues in 2001 were higher than in 2000 primarily due to a full year of interest earnings on 2000 deposits and increased mortgage- backed securities prepayment adjustments. The mortgage-backed securities prepayment adjustment increased revenues $13.9 in 2002, $8.0 in 2001 and decreased revenues $4.8 in 2000.

SAFECO 2002 FORM 10-K	39

Income Annuities produced pretax operating earnings of $41.5 in 2002, a decrease of $6.3 from 2001 pretax operating earnings of $47.8, which grew $21.4 over 2000. The 2002 decrease in pretax operating earnings of $6.3 was driven primarily by the lack of growth in assets under management and investment income which contributed to lower interest margins. The 2001 increase in pretax operating earnings of $21.4 over 2000 resulted from higher interest margins driven by the increase in average assets under management in 2001 compared to 2000, the favorable impact of mortgage-backed securities prepayment adjustments and favorable mortality experience.

Group

YEAR ENDED DECEMBER 31	2002	2001	2000

Revenues	$477.4	$336.2	$315.6
Pretax Operating Earnings	69.2	26.6	4.3
Loss Ratio	60%	64%	69%

Group’s principal product is stop-loss medical insurance sold to employers with self-insured medical plans. Also offered in this line are group life, accidental death and dismemberment, and disability products.

Revenues were $477.4 in 2002, an increase of $141.2 or 42.0% over 2001 revenues of $336.2, which were up 6.5% from 2000. The increase in 2002 revenues is primarily due to overall rate increases and the acquisition of Swiss Re’s stop-loss medical business in July, which generated $116.0 in premiums. Rate increases in the stop-loss medical business also contributed to higher revenues in 2001 over 2000.

Pretax operating earnings increased $42.6 to $69.2 in 2002 compared to $26.6 in 2001 which increased $22.3 over 2000. In 2002, the growth in premiums, primarily from the Swiss Re acquisition, coupled with rate increases and an improved loss ratio of 60% compared to a loss ratio of 64% in 2001, contributed to the increase in pretax operating earnings of $42.6. Premium growth of 6.3% in 2001, and an improved loss ratio of 64% compared to a loss ratio of 69% in 2000 contributed to the 2001 growth in pretax operating earnings of $22.3. The improving trend in the loss ratios can be attributed to rate increases. We expect that the 2002 level of profit will be difficult to sustain in 2003 due to increased competition from existing and new entrants into the business.

Individual

YEAR ENDED DECEMBER 31	2002	2001	2000

Revenues	$379.7	$367.8	$340.7
Pretax Operating Earnings	21.6	22.8	24.6

Individual products include term, universal and variable universal life and BOLI. BOLI is universal life insurance sold to banks and is extremely sensitive to financial strength ratings.

In 2002, Individual launched updated term and universal life insurance products. These updated products and a new internet sales tool (Safeco Now) contributed to increased sales in 2002.

Revenues were $379.7 in 2002, an increase of 3.2% over 2001 revenues, which were up 7.9% from 2000. The increase in total revenues in 2002 and 2001 reflect growth in the investment portfolio supporting our life products and premiums from increased sales.

Pretax operating earnings of $21.6 in 2002 were down slightly from 2001 pretax operating earnings of $22.8, also down from 2000 pretax operating earnings of $24.6. The decrease in 2002 and 2001 pretax operating earnings was due primarily to less favorable mortality experience.

Asset Management

YEAR ENDED DECEMBER 31	2002	2001	2000

Revenues	$29.9	$35.9	$42.9
Pretax Operating Earnings	5.2	8.0	13.0
Assets Under Management	3,860.0	5,078.0	5,563.0

40	SAFECO 2002 FORM 10-K

Asset Management serves as the investment advisor for the Safeco mutual funds, variable insurance portfolios, and institutional and trust accounts. Investment advisory activities produced revenues of $29.9 in 2002, a decrease of $6.0 from 2001 revenues of $35.9 which decreased $7.0 from 2000. The decline in assets under management in 2002 and 2001 due mainly to declining equity markets, contributed to the overall decrease in revenues and pretax operating earnings during these years.

Life & Investments Other

YEAR ENDED DECEMBER 31	2002	2001	2000

Revenues	$189.2	$180.3	$174.2
Pretax Operating Earnings	77.9	76.7	70.2

Our L&I Other segment is comprised mainly of investment income on capital and accumulated earnings of the other reportable segments, as well as earnings from Talbot, our insurance agency, which distributes property and casualty and life insurance products. Revenues were $189.2 in 2002, a 5.0% increase from 2001 revenues of $180.3, which were up 3.5% from 2000. The increase in revenues in 2002 and 2001 was due to increased net investment income and increases in Talbot revenues from commissions. Pretax operating earnings were $77.9, $76.7 and $70.2 in 2002, 2001 and 2000, respectively.

Life & Investments – Reinsurance

We use treaty reinsurance in managing our exposure to potential losses for our Life & Investments operations. Amounts due from reinsurers were $158.9 at December 31, 2002 and $90.1 at December 31, 2001.

The availability and cost of reinsurance are subject to prevailing market conditions, both in terms of price and available capacity. Although the reinsurer is liable to Safeco to the extent of the reinsurance ceded, we remain primarily liable to the policyholders as the direct insurer on all risks insured. To Safeco’s knowledge, none of our major reinsurers is currently experiencing material financial difficulties.

Of the total Life & Investments amounts due from reinsurers balance at December 31, 2002, 98% was with reinsurers rated A- or higher by A.M. Best.

Corporate

YEAR ENDED DECEMBER 31	2002	2001	2000

Pretax Loss before Net Realized Investment Gain (Loss)	$(55.6)	$(54.6)	$(63.2)
Net Realized Investment Gain (Loss) before Taxes	(61.6)	(23.3)	1.3

Income (Loss) from Continuing Operations before Income Taxes, Distributions on Capital Securities and Change in Accounting Principle	$(117.2)	$(77.9)	$(61.9)

The Corporate segment includes operating results for Safeco Corporation, our parent company, SFP, Safeco Properties and intercompany eliminations. Our parent company’s primary expense is interest expense on borrowings totaling $64.7, $79.0 and $89.0 in 2002, 2001 and 2000, respectively. These amounts do not include the expense for the distributions on Safeco’s Capital Securities that is presented net of tax on the Consolidated Statements of Income (Loss).

SFP was organized in 2000 to write S&P 500 index options to mitigate the risk associated with the EIA product (see Life & Investments section for further discussion on EIA). SFP also engages in limited activity for its own account by selling single name credit default swaps (credit swaps), writing and hedging S&P 500 index options and investing in and hedging convertible bonds. Changes in the fair values of these instruments and any realized gain or loss are recognized in current income. Net investment income includes the premium income on the credit swaps and the earnings and fair value adjustments for the S&P 500 index options and the convertible bonds. Realized gain or loss includes the fair value adjustments and net realized investment gains or losses from the single credit default swaps. Pretax income (loss) before net realized investment gain (loss) for SFP was $3.6, $6.7 and $2.3 in 2002, 2001 and 2000, respectively.

SAFECO 2002 FORM 10-K	41

SFP had credit swaps with notional amounts outstanding totaling $835.0 and $490.0 at December 31, 2002 and 2001, respectively. These credit swaps involved selling credit protection for a fee that covers certain credit events on assets owned by the buyer (financial institutions and investment banks) such that if a credit event occurs SFP would make a payment to the buyer. The credit swaps are marked-to-market and this adjustment is recorded in net realized investment gains and losses on the Consolidated Statements of Income (Loss). Total realized loss in 2002 was $28.3 and included an $8.6 realized loss arising from the Worldcom bankruptcy. Total realized loss in 2001 was $18.2 and included a realized loss of $7.8 arising from the Enron bankruptcy. There were no net realized investment gains or losses in 2000.

The table below summarizes the quality of the single credit default swap portfolio:

RATING	Percent at December 31, 2002

AAA	10%
AA	2
A	45
BBB	38
BB or lower	5

Total	100%

The fair value of SFP’s written S&P 500 index options liability was $29.6 and $45.4 at December 31, 2002 and 2001, respectively. SFP’s investment portfolio included investment grade convertible bonds with market values totaling $47.7 and $38.4 at December 31, 2002 and 2001, respectively.

In 1999, Safeco sold most of the assets of its real estate investment operation, Safeco Properties, Inc. The remaining investment properties ($7.2 at December 31, 2002) are included in Other Invested Assets on the Consolidated Balance Sheets. These are being marketed for sale.

Discontinued Credit Operations

Safeco Credit Company, Inc. (Safeco Credit) provided loans and equipment financing and leasing to commercial businesses, insurance agents and affiliated companies. In March 2001, Safeco decided to sell Safeco Credit. A plan of disposal was formalized establishing the measurement date as March 31, 2001; as a result, Safeco Credit was accounted for as a discontinued operation effective March 31, 2001. On July 24, 2001 Safeco reached a definitive agreement to sell Safeco Credit to General Electric Capital Corporation. The sale was completed on August 15, 2001 (effective as of July 31, 2001) for total cash proceeds of $918.9. The proceeds included the repayment of loans to Safeco Credit and settlement of other affiliated transactions between Safeco Credit and Safeco totaling $668.9. The sale resulted in net proceeds of $250.0 and a pretax gain of $97.0. The after-tax gain on the sale of $54.0 is reported in the Consolidated Statements of Income (Loss). Safeco Credit generated after tax profits for the seven months ended July 31, 2001 of $4.2 and $12.7 for 2000.

Capital Resources and Liquidity

Sources and Uses of Funds

Safeco’s operations have liquidity requirements that vary among our segments and principal product lines. Life insurance, retirement services and annuity product reserves are primarily longer-duration liabilities that are typically predictable in nature and are supported by investments that are generally longer duration. Property & Casualty liabilities vary in duration according to the product and coverages provided. These liabilities are less predictable in nature and generally require greater liquidity in the investment portfolio.

Safeco’s liquidity needs are met by dividends from our subsidiary operations, the sale and maturity of invested assets and external borrowings. Our subsidiaries’ primary sources of cash from operations are insurance premiums, funds received under deposit contracts, dividends, interest and asset management fees. Safeco has not engaged in the sale by securitization of any investments or other assets.

42	SAFECO 2002 FORM 10-K

Safeco’s liquidity needs are being met and the successful achievement of our profitability goals will continue to enhance our liquidity position; conversely, an inability to sustain adequate profitability may adversely affect our capital resources and liquidity position.

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

In order to better match invested asset duration to the duration of related liabilities, during 2002 we repositioned our Property & Casualty investment portfolio to reduce the bond investment portfolio duration from approximately 7 to approximately 5. As of December 31, 2002, the bond investment portfolio’s duration was 5.3. The Property & Casualty asset allocation mix also has been adjusted to reduce volatility, by lowering the exposure to equity securities. Equity securities comprised approximately 11% of this investment portfolio at December 31, 2002 compared to approximately 18% at December 31, 2001. As a result of executing this strategy, this portfolio’s allocation to taxable bonds has increased relative to its tax-exempt holdings. As a result, pretax investment income in 2002 for the Property & Casualty investment portfolio increased 0.5% compared to 2001, while after tax investment income declined 3.5% in 2002 compared to 2001.

Total cash provided by operating activities for 2002, 2001 and 2000 was $853.9, $528.8 and $619.3, respectively (see Consolidated Statements of Cash Flows for additional information). The main reasons for the improved operating cash flow in 2002 compared to 2001 were lower Property & Casualty claims payments, due to lower catastrophe and weather losses, as well as the effect of our re-underwriting efforts and rate increases that began in 2001. After tax investment income declined in 2002 and is expected to be modestly lower in 2003 due to lower interest rates available for investment of new cash flows and maturing investments, as well as changes in Safeco’s investment strategy as discussed above.

The higher level of proceeds from the sale of fixed maturities and equities and the higher level of purchases of fixed maturities in 2002 compared to 2001 were due to the portfolio repositioning discussed above. In addition, the relatively high level of proceeds from the maturity of fixed maturities in all three years reflects the high number of calls of fixed maturities and prepayments of mortgage-backed securities. These calls and prepayments were due to the lower interest rate environment during the past three years and issuer-driven actions. The high level of purchase and sale activity related to fixed maturities available-for-sale in 2000 was also due in part to shifting a portion of Property & Casualty’s bond holdings from tax-exempt to taxable bonds. The reason for this shift was to maximize the portfolio’s after tax return in view of the higher level of underwriting losses in 2000 and the resulting alternative minimum tax. The high level of proceeds from equity securities in 2000 is mainly due to approximately $300.0 of planned equity securities sales out of Property & Casualty’s investment portfolio. The proceeds from these equity securities sales were reinvested in taxable fixed-income securities. These sales resulted in increased net realized investment gains from equity securities in 2000.

Funds received under deposit contracts relate primarily to annuity, retirement services and individual products of Life & Investments. Of the total $15.7 billion in deposit contracts at December 31, 2002, approximately 40.3% are structured settlement immediate annuity products. These annuities have an average expected maturity of over 25 years at issuance and cannot be surrendered by policyholders. Equity indexed annuities (EIA), comprising $162.5 or approximately 1% of total deposit contracts at December 31, 2002, have associated surrender charges ranging from 8% in year one to 0% after year six. During 2002, 2001 and 2000, Life & Investments has offered to waive surrender charges on several different occasions in order to induce EIA policyholders to surrender their contracts. These offers resulted in a reduction of the EIA principal policy account balance of $36.5, $144.0 and $291.0 in 2002, 2001 and 2000, respectively. These surrenders contributed to the return of funds held under deposit contracts in 2002, 2001 and 2000 (see Consolidated Statements of Cash Flows for more information). Other annuity and retirement services products comprise 35.7% of total deposit contracts. These products generally have expected maturities of 3 to 20 years at issuance and associated surrender charges ranging from 10% to 3% in year one reduced to 0% within 3 to 10 years. Life & Investments retains the option to defer payouts over 5 years on approximately 16% of these contracts. Universal life products comprise 21.7% of total deposit contracts. Of the total universal life product deposit contracts, 84% are BOLI policies which have expected maturities of 20 to 25 years at issuance with surrender charges varying according to policy type. As a result of the downgrade in Safeco’s

SAFECO 2002 FORM 10-K	43

ratings in 2001, Life & Investments received no new direct BOLI deposits in 2002, compared to $120.0 and $710.0 in 2001 and 2000, respectively. The GICs within the retirement services area comprise the remaining 1.3% of total deposit contracts.

Safeco issued $300.0 of medium-term notes on March 16, 2000 at 7.875%, which mature on March 15, 2003. In conjunction with this debt issuance, we entered into interest rate swap agreements. The swaps are for notional amounts totaling $300.0 and replace the fixed rates of the medium-term notes with variable rates at 65.03 basis points over the 90-day LIBOR rate. The swaps also mature in March 2003.

On August 23, 2002, we issued $375.0 of senior notes with a coupon of 7.250% that mature in 2012. The majority of the proceeds of the notes were used for the repayment of $299.0 of commercial paper borrowings, $18.7 for the termination of related interest rate swaps and $28.4 for repayment of medium-term notes. The remaining balance has been used for general corporate purposes. Safeco simultaneously entered into a $375.0 notional interest rate swap to effectively convert the fixed rate senior note obligation into a LIBOR-based floating rate obligation. The fair value of the interest rate swap is marked-to-market on the balance sheet and included in Other Invested Assets with the corresponding offsetting asset or liability included in the face value of the debt.

Safeco renewed its bank credit facility in September 2002 with $500.0 available through September 2005. This replaced the $800.0 facility that expired in September 2002. The reduction in this bank credit facility is consistent with the elimination of Safeco’s commercial paper program in August 2002. Safeco pays a fee to have the facility available and does not maintain deposits as compensating balances. Similar to its previous facility, the new facility carries certain covenants that require Safeco to maintain a specified minimum level of shareholders’ equity and a maximum debt-to-capitalization ratio. There were no borrowings under either facility as of December 31, 2002 and 2001 and Safeco was in compliance with all covenants.

On November 20, 2002, Safeco completed the sale of 10,465,000 shares of common stock at $33.00 per share. Safeco received proceeds net of related expenses of $328.7 from the sale of these shares. The net proceeds were used to contribute capital of $150.0 to our Property & Casualty operations and $100.0 to our Life & Investments operations in December 2002 to support future growth in our core product lines and strengthen the capital base of these operations. Remaining proceeds will be used for general corporate purposes and may include the repayment or repurchase of outstanding indebtedness.

On January 27, 2003, Safeco issued $200.0 of senior notes with a coupon of 4.200% that mature in 2008 and $300.0 of senior notes with a coupon of 4.875% that mature in 2010. The notes are unsecured and rank equally with all our other unsecured senior indebtedness. The proceeds from the notes will be used to repay $300.0 principal amount of 7.875% notes due March 15, 2003 and to call up to $200.0 principal amount of 7.875% notes maturing in 2005 with a call date at par of April 1, 2003.

The following tables summarize Safeco’s Contractual Obligations, as of December 31, 2002.

	Payments due by
CONTRACTUAL OBLIGATIONS	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Long-Term Debt and Capital Securities *	$1,967.6	$515.8	$10.1	$206.7	$1,235.0
Operating Leases	374.4	53.0	137.5	40.0	143.9

Total Contractual Obligations	$2,342.0	$568.8	$147.6	$246.7	$1,378.9

*	As discussed above, the $500.0 in proceeds from the senior notes issued in January 2003 will be used to repay long-term debt due or callable in 2003.

Material terms of contractual obligations are described in Notes 8 and 12 to the consolidated financial statements.

Ratings

The financial strength of insurers is rated to provide both insurance consumers and industry participants with comparative information on specific insurance companies. Financial strength ratings are important for the marketing of our products and some lines are especially sensitive to ratings such as structured settlement

44	SAFECO 2002 FORM 10-K

annuities, BOLI products and GICs. Higher ratings generally indicate greater financial strength and a stronger ability to pay claims. Lower ratings for us could, among other things, significantly affect our ability to sell certain life insurance and investment products, materially increase the number of policy surrenders and withdrawals by policyholders of cash value from their policies, adversely affect relationships with broker-dealers, banks, agents and other distributors of our products and services, adversely affect new sales, significantly affect borrowing costs or limit our access to capital, and adversely affect our ability to compete. Any of these factors could have a material adverse effect on our business, consolidated results of operations and financial condition.

Ratings focus on factors such as results of operations, capital resources, debt-to-capital ratio, demonstrated management expertise in the insurance business, marketing, investment operations, minimum policyholders’ surplus requirements and capital sufficiency to meet projected growth, as well as access to such capital as may be necessary to continue to meet standards for capital adequacy.

Due primarily to our poor Property & Casualty underwriting results in 2000 and 2001, our financial strength and corporate credit ratings were lowered in the first half of 2001. The lower operating results in 2000 and 2001, combined with increased operating leverage in Property & Casualty, contributed to lower debt service coverage for Safeco. In addition, the interest rates on short-term borrowings increased due to the ratings downgrades.

Currently, all rating agencies maintain a stable outlook on their ratings of Safeco. On August 13, 2002, Standard & Poor’s (S&P) affirmed its ratings on Safeco Corporation and our Property & Casualty subsidiaries. At the same time, S&P lowered its ratings on our life insurance subsidiaries because of a change in S&P group methodology criteria, which modified the rating provided to subsidiaries. The new criteria generally limits the rating given to a subsidiary that S&P deems “strategically important” to the parent to within one notch of the rating on the parent’s core group. On December 4, 2002, A.M. Best reaffirmed Safeco’s ratings and revised its outlook for our Corporate and Property & Casualty ratings from negative to stable.

We believe our financial position is sound and continue to execute our action plans to improve Property & Casualty’s operating results. The effect of our operating action plans has been reflected in improved operating results and this has improved Safeco’s debt service coverage during 2002. It is, however, possible that further negative ratings actions may occur. Lower ratings have significantly affected Life & Investments ability to sell structured settlement immediate annuities and BOLI products. If ratings are further lowered, Safeco may incur higher borrowing costs, may have more limited means to access capital, and may have additional difficulties marketing certain of its insurance products that are dependent upon ratings being at or above a particular level.

The following table summarizes Safeco’s current ratings:

	A.M. BEST	FITCH	MOODY’S	STANDARD & POOR’S

Safeco Corporation
Senior Debt	bbb+	A-	Baa1	BBB+
Capital Securities	bbb	BBB+	Baa2	BBB-
Financial Strength
Property & Casualty Subsidiaries	A	AA-	A1	A+
Life Subsidiaries	A	AA-	A1	A

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

Those states in which Safeco’s insurance subsidiaries are domiciled or deemed to be commercially domiciled, limit the amount of dividend payments that can be made by those subsidiaries without prior regulatory approval. These limitations are not anticipated to limit our insurance subsidiaries from paying dividends to Safeco Corporation in

SAFECO 2002 FORM 10-K	45

2003 in amounts sufficient to fund our shareholder dividends and service debt. Based on the statutory limits as of December 31, 2002, Safeco is able to receive approximately $490.6 in dividends from its insurance subsidiaries in 2003 without obtaining prior regulatory approval.

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

Effective January 1, 2001, our insurance subsidiaries adopted the NAIC’s revised Accounting Practices and Procedures Manual and the domiciliary states of our insurance subsidiaries have adopted the provisions of the revised manual. The revised manual has changed, to some extent, prescribed statutory accounting practices and resulted in changes to the accounting practices that our insurance subsidiaries use to prepare their statutory-basis financial statements. Our Property & Casualty insurance companies’ statutory surplus increased by $207.4 and the Life & Investments insurance companies by $45.3 upon the January 1, 2001 adoption. Nearly all of these increases in statutory surplus related to the recording of deferred tax assets that was not recorded in the statutory basis financial statements under the prior statutory accounting guidance.

Under Washington State’s insurance code, investments in foreign securities are not considered admitted assets for statutory accounting purposes. However, statutory accounting practices prescribed by the NAIC allow insurance companies to account for foreign investments as admitted assets. The Washington State Insurance Commissioner has the express statutory authority to permit an insurer to make investments not otherwise eligible under the state’s insurance code and has exercised this authority by permitting Safeco to account for its foreign investments as admitted assets. The Property & Casualty insurance subsidiaries hold investments in foreign corporations and municipalities of $114.9 and $105.9 at December 31, 2002 and 2001, respectively, and the Life & Investments insurance subsidiaries hold investments in foreign corporations and municipalities of $162.9 and $326.4 at December 31, 2002 and 2001, respectively. These amounts increase the surplus of our insurance subsidiaries accordingly.

Income Taxes

As of December 31, 2002, Safeco had approximately $1,127.2 of gross deferred tax assets, including net operating loss carryforwards of $110.0 that expire in 2020 and 2021. Although realization of deferred tax assets is not assured, we believe it is more likely than not that the deferred assets will be realized through future earnings, including but not limited to the generation of future operating income and reversal of existing temporary differences and available tax planning strategies. Accordingly, no valuation allowance has been recorded. In preparing estimates of future taxable income, we have used the assumptions and projections utilized in our internal financial projections. These projections of future profitable results are subject to uncertainties primarily related to the variability of Property & Casualty underwriting results. Should results not be as profitable as we have forecasted the establishment of a valuation allowance may be required. Any such allowance would impact current operating results.

Investment Summary

Investment activities are an integral part of our business and investment income is a significant component of our total revenues. Our investment philosophy is to emphasize investment yield balanced with investment quality, and to provide for liquidity, diversification and a reasonable matching of expected asset and liability durations. We are subject to the risk that our investments may decline in value and bond defaults may occur.

Net Investment Income

Safeco’s consolidated pretax net investment income increased to $1,672.3 during 2002 from $1,649.3 in 2001 and $1,633.5 in 2000. The investment portfolios of Property & Casualty and Life & Investments produced substantially all of this investment income. Our consolidated pretax net investment income increased slightly in 2002 over 2001, primarily due to improved cash flows in Property & Casualty, a repositioning of the Property & Casualty investment portfolio as discussed below, and a higher invested asset base in Life & Investments, offset in

46	SAFECO 2002 FORM 10-K

part by lower pretax yields on fixed maturity investments due to lower interest rates. Net investment income in 2001 increased slightly over 2000. Lower investment yields, the low interest rate environment, bond call activity and an overall decline in the equity markets dampened the growth of investment income in both the Property & Casualty and Life & Investment portfolios.

	Net Investment Income (Loss)
YEAR ENDED DECEMBER 31	2002	2001	2000

Property & Casualty	$460.0	$457.7	$460.5
Life & Investments	1,206.6	1,180.3	1,181.5
Corporate and Other	5.7	11.3	(8.5)

Total	$1,672.3	$1,649.3	$1,633.5

	Pretax Investment Income Yields
YEAR ENDED DECEMBER 31	2002	2001	2000

Property & Casualty	5.9%	6.3%	6.4%
Life & Investments	7.4%	7.5%	7.7%

Property & Casualty pretax net investment income was $460.0, $457.7 and $460.5 in 2002, 2001 and 2000, respectively. On an after tax basis investment income was $345.6, $358.2 and $363.0 for 2002, 2001 and 2000, respectively. Although Property & Casualty operating cash flow was positive in all three years, the higher level of claims payments in 2001 and 2000 and the high amount of dividends paid to the parent company in 2000, combined with the declining interest rate environment and bond call activity, dampened investment income. After tax investment income in 2002 also declined due to the portfolio repositioning, discussed below. After tax investment income in 2003 is expected to be slightly lower due to low interest rates and the 2002 Property & Casualty portfolio repositioning. Property & Casualty paid dividends to the Parent Company totaling $130.0, $13.6 and $362.0 for 2002, 2001 and 2000, respectively. These dividends declined in 2001 due to underwriting losses.

In order to better match invested asset duration to the duration of related liabilities, during 2002 we repositioned our Property & Casualty investment portfolio to reduce the bond investment portfolio duration from approximately 7 to approximately 5. As of December 31, 2002, the bond investment portfolio’s duration was 5.3 compared to 7.1 at December 31, 2001 and 7.4 at December 31, 2000. The Property & Casualty asset allocation mix was also adjusted to reduce volatility, by lowering the exposure to equity securities. Equity securities comprised approximately 11% of this investment portfolio at December 31, 2002 compared to approximately 18% at December 31, 2001. As a result of executing this strategy, this portfolio’s allocation to taxable bonds has increased relative to its tax-exempt holdings. As a result, pretax investment income for the Property & Casualty investment portfolio increased 0.5% in 2002 compared to 2001 while after tax investment income declined 3.5% in 2002 compared to 2001.

Life & Investments pretax net investment income was $1,206.6, $1,180.3 and $1,181.5 in 2002, 2001 and 2000, respectively. The growth in investment income in 2002 compared to 2001 was due primarily to the higher invested assets related to the growth of total funds held under deposit contracts, partially offset by lower pretax yields on new investments and loss of interest income due to bond defaults. Life & Investments paid dividends to the parent company totaling $50.0, $112.0 and $49.0 for 2002, 2001 and 2000, respectively.

Net Realized Investment Gains and Losses

Consolidated pretax net realized investment gains totaled $82.5, $93.0 and $139.5 in 2002, 2001 and 2000, respectively. The net realized investment gains in 2000 were mainly due to gains on approximately $300.0 of planned equity securities sales from the Property & Casualty’s investment portfolio. The proceeds from these equity securities sales were reinvested in taxable fixed-income securities. Consolidated net realized investment gains from investments are recorded net of losses on the sale or impairment of investments. The amounts of investment impairments were $258.5, $126.8 and $35.7 in 2002, 2001 and 2000, respectively. Each investment that has declined in fair value below cost is monitored closely and if the decline is judged to be other than temporary, the security is written down to fair value.

SAFECO 2002 FORM 10-K	47

Pretax net realized investment gains and losses for the years ended 2002, 2001 and 2000 by major segment and component were as follows:

PRETAX NET REALIZED INVESTMENT GAINS (LOSSES)	2002	2001	2000

Property & Casualty	$287.2	$138.8	$154.4
Life & Investments	(143.1)	(22.5)	(16.2)
Corporate	(61.6)	(23.3)	1.3

Total	$82.5	$93.0	$139.5

PRETAX NET REALIZED INVESTMENT GAINS (LOSSES)	2002	2001	2000

Impairments	$(258.5)	$(126.8)	$(35.7)
Gains on Sales and Maturities	351.2	225.1	156.0
Derivatives, Mark-to-Market Amounts and Hedges	(36.7)	(7.8)	—
Other	26.5	2.5	19.2

Total	$82.5	$93.0	$139.5

Pretax investment impairments by portfolio were as follows:
PRETAX INVESTMENT IMPAIRMENTS	2002	2001	2000

Property & Casualty	$49.8	$36.2	$2.8
Life & Investments	194.1	66.5	32.9
Corporate	14.6	24.1	—

Total	$258.5	$126.8	$35.7

We analyze all investments with a fair value below cost as of each quarterly reporting date to determine if an other than temporary decline in value has occurred. The determination of whether a decline is other than temporary is made based on the relevant facts and circumstances related to the security. These considerations include: (1) the length of time and the extent to which the fair value has been less than cost; (2) the financial condition and near-term prospects of the issuer, including any specific events that influence the operations of the issuer or that affect its future earnings potential; (3) our intent and ability to retain the investment for a period of time sufficient to allow for a recovery in value; (4) a review of any downgrades of the security by a rating agency; and (5) any reduction or elimination of dividends or non-payment of scheduled interest payments. Determining what constitutes an other than temporary decline involves judgment. Declines in fair value below cost not considered other than temporary in the current period could be considered other than temporary in a future period and reduce earnings to the extent of the impairment.

Safeco’s portfolio of investment securities at December 31, 2002 consisted of $24,278.0 fixed-maturity securities and $1,082.5 equity securities. Included in the fixed-maturity securities carrying amount were gross unrealized losses of $337.6 and gross unrealized gains of $1,969.5. Included in the equity securities carrying amount were gross unrealized losses of $66.5 and gross unrealized gains of $371.8. Industries that contributed more than 10% of the total gross unrealized loss were electric utilities (17%) and airlines (11%).

As of December 31, 2002, unrealized losses on securities that were in an unrealized loss position for longer than a year amounted to $20.4 for equity securities and $207.5 for fixed maturity securities. These unrealized losses represent less than 1% of total portfolio value and are attributed to a prolonged period of distressed credit markets experienced in both 2001 and 2002. We continue to monitor these securities as part of our overall portfolio evaluation and if an unrealized loss is determined to be other than temporary, the impairment loss would be recognized in the current period when that determination is made.

The impairments of $258.5 in 2002 were comprised of $220.1 for fixed maturity securities and $38.4 for equity securities. The increases in impairments in 2002 and 2001 were due to credit deterioration and corporate failures of several issuers, particularly in the retail, airline and telecommunications sectors. Additional impairments are possible in 2003 due to the continued weak economy, however, the timing and amount of any further impairments are not currently estimable.

48	SAFECO 2002 FORM 10-K

The total amount of gross unrealized losses on fixed-maturity and equity securities at December 31, 2002 was $404.1 and is detailed by maturity in the following table:

DECEMBER 31, 2002	Cost or Amortized Cost	Fair Value	Cost in Excess of Fair Value

Fixed Maturities:
One Year or Less	$139.7	$131.5	$8.2
Over One Year Through Five Years	701.9	619.9	82.0
Over Five Years Through Ten Years	361.5	314.8	46.7
Over Ten Years	1,399.3	1,231.7	167.6
Mortgage-Backed Securities	336.7	303.6	33.1

Total Fixed Maturities	2,939.1	2,601.5	337.6
Total Equity Securities	403.0	336.5	66.5

Total	$3,342.1	$2,938.0	$404.1

While we have the ability to hold fixed income securities to maturity, we continually monitor the portfolio and markets for opportunities to improve credit quality, reduce exposure to troubled credits or sectors and minimize call risk. In 2002, we repositioned a portion of our fixed income portfolio in order to reduce duration and adjust our asset allocation mix to reduce our exposure to equity securities. These activities resulted in both realized gains and losses. The total sales proceeds at fair value from fixed maturities and equities sold at a loss in 2002 were $707.9. The related total net realized investment loss on these sales was $246.3. In accordance with our investment impairment process described above, we consider our intent and ability to retain investments for a period of time sufficient to allow for a market value recovery. However, our intent to hold is reassessed frequently in light of financial market fluctuations and the financial condition and near term prospects of the issuer. Safeco’s sales activity reflects ongoing investment management decisions and modifications in our intent due to actual or expected deterioration in the issuer’s credit, our decisions to lessen exposure to a particular issuer or industry and our actions to reposition our portfolio duration and asset allocation.

Consolidated net realized investment gains also include pretax losses on credit default swaps that totaled $28.3 ($18.4 after tax) for 2002 and $18.2 ($11.8 after tax) for 2001. These amounts reflect mark-to-market adjustments and realized default losses. Also included was a reclassification from accumulated other comprehensive income to realized loss of $18.7 ($12.1 after tax) related to the termination of an interest rate swap in 2002.

Investment Portfolio

The table below summarizes Safeco’s consolidated securities investment portfolio at December 31, 2002.

DECEMBER 31, 2002	Cost or Amortized Cost	Carrying Value

PROPERTY & CASUALTY
Fixed Maturities – Taxable	$5,099.8	$5,383.0
Fixed Maturities – Non-taxable	1,926.7	2,108.0
Equity Securities	655.4	947.9
LIFE & INVESTMENTS
Fixed Maturities – Taxable	15,537.3	16,657.6
Fixed Maturities – Non-taxable	0.8	0.8
Equity Securities	114.0	113.8
CORPORATE
Fixed Maturities – Taxable	81.1	128.6
Equity Securities	8.2	20.8

Total Fixed Maturities and Equity Securities	23,423.3	25,360.5
Mortgage Loans	925.9	925.9
Other Invested Assets	173.8	173.8
Short-Term Investments	311.0	311.0

Total Consolidated Investment Portfolio	$24,834.0	$26,771.2

SAFECO 2002 FORM 10-K	49

Property & Casualty’s fixed maturities portfolio, which totaled $7.5 billion at fair value at December 31, 2002, is comprised of 28% tax-exempt and 72% taxable investments at December 31, 2002 compared with 42% tax- exempt and 58% taxable investments at December 31, 2001. The effective tax rate on investment income was 25%, 22% and 21% in 2002, 2001 and 2000, respectively, reflecting the shift to a higher level of taxable bond holdings.

The quality of Property & Casualty’s fixed maturities portfolio is detailed in the following table:

RATING	Percent at December 31, 2002

AAA	45%
AA	11
A	22
BBB	17
BB or lower	3
Not Rated	2

Total	100%

The quality of Life & Investments’ fixed maturities portfolio is detailed in the following table:

RATING	Percent at December 31, 2002

AAA	34%
AA	5
A	25
BBB	29
BB or lower	5
Not Rated	2

Total	100%

On a consolidated basis, below investment-grade securities with a fair value of $1.1 billion were held at December 31, 2002 compared to $790.8 at December 31, 2001. The related amortized cost at December 31, 2002 was $1.2 billion and $858.9 at December 31, 2001. The increase reflects rating decreases of portfolio investments rather than purchases of below investment grade securities. The net unrealized investment loss of $119.1 at December 31, 2002 is comprised of gross unrealized investment losses of $150.6 and gross unrealized investment gains of $31.5. These securities represented 4.5% of total fixed maturities at fair value at December 31, 2002.

Safeco’s consolidated investment portfolio included $335.9 and $391.4 of non-publicly traded fixed maturities and equity securities, representing 1.3% and 1.6% of the portfolio at December 31, 2002 and 2001, respectively.

Safeco’s consolidated fixed maturities portfolio included $465.2 and $594.4 of not-rated securities representing 1.9% and 2.8% of total fixed maturity investments at December 31, 2002 and 2001, respectively.

50	SAFECO 2002 FORM 10-K

Our consolidated fixed maturity and equity securities portfolio is well-diversified by issuer and by industry type. As of December 31, 2002, there were no single-issuer holdings exceeding 1% of our consolidated investment portfolio. Industry concentrations exceeding 3% of our consolidated investment portfolio are as follows at December 31, 2002:

INDUSTRY	Cost or Amortized Cost	Percent of Total

State and Political Subdivisions	$2,386.2	10%
U.S Government & Agencies	1,801.1	7
Electric Utilities	1,881.9	7
Banks	1,400.7	6
Diversified Financial Services	1,019.1	4
Mortgage-Backed Securities	5,171.2	21
Other	9,763.1	39

Total Fixed Maturities and Equity Securities	23,423.3	94%
Mortgage Loans	925.9	4
Other Invested Assets	173.8	1
Short-Term Investments	311.0	1

Total Consolidated Investment Portfolio	$24,834.0	100%

Safeco’s consolidated investment holdings in mortgage-backed securities of $5.5 billion at fair value at December 31, 2002, consists mainly of residential collateralized mortgage obligations (CMOs), pass-throughs and commercial loan-backed mortgage obligations (CMBSs). Life & Investments portfolio holds 77.5% and Property & Casualty portfolio holds 22.5% of these securities. 90.0% of the mortgage-backed securities are government/agency-backed or AAA rated at December 31, 2002. Safeco has intentionally limited its investment in riskier, more volatile CMOs and CMBSs (e.g., principal only, interest only, etc.) to $24.4 or 0.4% of total mortgage-backed securities at December 31, 2002.

The table below summarizes Safeco’s consolidated holdings of mortgage-backed securities at December 31, 2002:

DECEMBER 31, 2002	Amortized Cost	Carrying Value

		Amount	Percent

RESIDENTIAL
Planned and Targeted Amortization Class and Sequential Pay CMOs	$2,349.2	$2,466.2	45%
Accrual Coupon (Z-Tranche) CMOs	442.9	503.6	9
Floating Rate CMOs	89.7	93.1	2
Companion/Support, Principal Only, Interest Only CMOs	14.3	15.2	—
Subordinates	9.1	9.2	—
Residential Mortgage-Backed Pass-Throughs (Non-CMOs)	382.1	401.3	7

	3,287.3	3,488.6	63

SECURITIZED COMMERCIAL REAL ESTATE
Government/Agency-Backed	419.4	452.1	8
CMOs and Pass-Throughs (Non-agency)	1,121.2	1,200.8	22

	1,540.6	1,652.9	30

Other CMOs	343.3	354.5	7

Total	$5,171.2	$5,496.0	100%

SAFECO 2002 FORM 10-K	51

The quality rating of Safeco’s mortgage-backed securities portfolio is shown in the following table:

RATING	Percent at December 31, 2002

Government/Agency Backed	57%
AAA	33
AA	6
A	2
BBB	2
BB or Lower	—

Total	100%

Safeco’s consolidated investment portfolio also included $925.9 of mortgage loan investments at December 31, 2002, representing 3% of total investments. Our policy is that no loan when originated shall exceed 75% of its appraised value. These loans are held by Life & Investments and are secured by first mortgage liens on completed, income-producing commercial real estate, primarily in the retail, industrial and office building sectors. The majority of the properties are located in the western United States, with 66% of the total in the states of Washington (29%), Oregon (11%) and California (26%). Individual loans generally do not exceed $10.0. Historically the mortgage portfolio has performed well and the loan charge-off rate has been low on this portfolio over the past three years. Less than 1% of the loans were non-performing at both December 31, 2002 and 2001. The allowance for mortgage loan losses at December 31, 2002 remained unchanged from 2001 at $10.5.

New Accounting Standards

See discussion of new accounting standards in Note 1 of the Notes to Consolidated Financial Statements.

Dividends

Safeco has paid cash dividends continuously since 1933. Common stock dividends paid to shareholders were $0.74 per share in 2002 compared with $0.93 in 2001 and $1.48 in 2000. Dividends are funded with dividends to the parent company from operating subsidiaries. We expect to continue paying dividends in the foreseeable future. However, payment of future dividends is subject to the discretion of our board of directors and will depend upon many factors, including our financial condition, earnings, capital requirements of our operating subsidiaries, legal requirements, regulatory constraints and other such factors as our board of directors deems relevant. Due to underlying business conditions in 2001 and 2000, in February 2001 our board of directors reduced the quarterly dividend from $0.37 to $0.185 per share.

52	SAFECO 2002 FORM 10-K

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Disclosures for Financial Instruments

The first column of the following table under each year shows the fair values of certain of Safeco’s financial instruments as of December 31, 2002 and 2001. The second column shows the effect on current fair values assuming a 100 basis point increase in market interest rates and the third column shows the effect of a 10% decline in equity prices (sensitivity analysis).

	2002			2001
DECEMBER 31	Increase (Decrease) in Asset or Liability			Increase (Decrease) in Asset or Liability

	Fair Value	Change in Interest Rates	Change in Equity Prices	Fair Value	Change in Interest Rates	Change in Equity Prices

FINANCIAL ASSETS
Fixed Maturities	$24,278.0	$(1,536.4)	$—	$21,444.1	$(1,317.6)	$—
Marketable Equity Securities	1,082.5	—	(110.0)	1,596.4	—	(159.4)
Mortgage Loans	1,006.1	(58.0)	—	928.0	(51.8)	—
Separate Account Assets	899.2	—	—	1,208.1	—	—
Derivative Financial Instruments
Interest Rate Swaps	69.7	(54.3)	—	49.8	(6.8)	—
Options/Futures	10.6	0.1	—	11.9	0.1	—
FINANCIAL LIABILITIES
Funds Held under Deposit Contracts	16,718.4	(730.5)	—	14,313.7	(602.7)	—
Commercial Paper	—	—	—	299.0	—	—
7.875% Notes Due 2003	302.0	(0.6)	—	311.2	(3.5)	—
7.875% Notes Due 2005	201.7	(0.5)	—	206.6	(2.4)	—
6.875% Notes Due 2007	206.9	(7.7)	—	196.2	(8.6)	—
7.25% Notes Due 2012	394.6	(26.3)	—	—	—	—
Other Debt	30.0	—	—	76.0	(0.3)	—
Separate Account Liabilities	899.2	—	—	1,208.1	—	—
Derivative Financial Instruments
Single Credit Default Swaps	20.0	(0.4)	—	10.4	(0.4)	—
Interest Rate Swaps	21.8	(18.4)	—	18.0	(10.0)	—
Options/Futures	37.3	(0.2)	2.3	47.1	(0.1)	2.1
Capital Securities	849.9	(99.3)	—	727.3	(75.3)	—

Market risk means the potential loss from adverse changes in market prices and interest rates. In addition to market risk, Safeco is exposed to other risks, including the credit risk related to its financial instruments and the underlying insurance risk related to its core businesses. The sensitivity analysis above summarizes only the exposure to market risk related to recorded financial assets and liabilities.

Safeco manages its market risk by matching the projected cash inflows of assets with the projected cash outflows of liabilities of its investment and financial products (e.g., annuities, retirement services products). For all of its financial assets and liabilities, Safeco seeks to maintain reasonable average durations, consistent with the maximization of income without sacrificing investment quality and providing for liquidity and diversification. Safeco uses certain derivative financial instruments to increase its matching of cash flows. For example, S&P 500 call option contracts and futures are purchased to hedge the liability of Life & Investments EIA products.

The estimated fair values at the adjusted market rates (assuming a 100 basis point increase in market interest rates) are calculated using discounted cash flow analysis and duration modeling, where appropriate. The estimated values do not consider the effect that changing interest rates could have on prepayment activity (e.g., CMOs and annuities).

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

SAFECO 2002 FORM 10-K	53

interest rates and equity prices. As allowed under the guidance for these disclosures, certain financial instruments (e.g., policy loans) are not required to be included in the sensitivity analysis. In addition, certain non-financial instruments (e.g., insurance liabilities) are excluded from the sensitivity analysis. Accordingly, any aggregation of the estimated fair value amounts or adjusted fair value amounts would not represent the underlying fair value of net equity.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and schedules listed in the Index to Financial Statements, Schedules and Exhibits on page FS-1 are filed as part of this report.

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

54	SAFECO 2002 FORM 10-K

Safeco Corporation and Subsidiaries

Part III

The definitive proxy statement to be filed within 120 days after December 31, 2002 is incorporated herein by reference to the extent necessary to fulfill the requirements of Item 10 (except for the portion of Item 10 relating to executive officers), Item 11, Item 12 (except for the disclosure relating to equity compensation plans which is included in Part III, Item 12 in this Form 10-K) and Item 13 below.

ITEM 10 – DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11 – EXECUTIVE COMPENSATION

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATERIAL

The following table provides information as of December 31, 2002 about the number of shares of Safeco’s common stock that may be issued upon the exercise of outstanding stock awards under our existing equity compensation plans and the number of shares remaining available for future issuance. Our shareholder approved equity compensation plans consist of our 1987 Long-term Incentive Plan and our 1997 Long-term Incentive Plan. All of our equity compensation plans have been approved by our shareholders. Column (a) does not include outstanding performance share rights. Column (b) states the weighted average exercise price for the outstanding options under our shareholder approved plans. Column (c) includes the aggregate number of shares available for future issuance under our 1997 Long-term Incentive Plan only, as no shares remain available for issuance under our 1987 Long-term Incentive Plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans, excluding securities reflected in column (a) (c)

Equity compensation plans approved by security holders	5,631,307	$32.20	6,111,292

Equity compensation plans not approved by security holders	—	—	—

Total	5,631,307	$32.20	6,111,292

(1)	Certain of the securities remaining available for issuance are subject to an automatic grant program for our non-management directors that provides for automatic grants of restricted stock rights for 2,500 shares annually to each of our non-management directors. This amount also includes 298,437 shares that may be issued upon settlement of performance stock rights and restricted stock rights.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ITEM 14 – CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures. Within the 90 days before the date of this Form 10-K, we evaluated the effectiveness of the design and operation of our “disclosure controls and procedures”. Safeco conducted this evaluation under the supervision and with the participation of management, including our Chief Executive Officer, Chief Financial Officer and our disclosure committee.

(i) Definition of Disclosure Controls and Procedures. Disclosure controls and procedures are controls and other procedures that are designed with the objective of ensuring that information required to be disclosed in our periodic reports filed under the Exchange Act, such as this report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As defined by the SEC, such disclosure controls and procedures are also designed with the objective of ensuring that such information is

SAFECO 2002 FORM 10-K	55

accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, in such a manner as to allow timely disclosure decisions.

(ii) Limitations on the Effectiveness of Disclosure Controls and Procedures and Internal Controls. Safeco recognizes that a system of disclosure controls and procedures (as well as a system of internal controls), no matter how well conceived and operated, cannot provide absolute assurance that the objectives of the system are met. Further, the design of such a system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented in a number of ways. Because of the inherent limitations in a cost-effective control system, system failures may occur and not be detected.

(iii) Conclusions with Respect to Our Evaluation of Disclosure Controls and Procedures. Subject to the limitations described above, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to Safeco required to be included in Safeco’s periodic SEC filings.

(b) Changes in Internal Controls. There have been no significant changes in Safeco’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

56	SAFECO 2002 FORM 10-K

Safeco Corporation and Subsidiaries

Part IV

ITEM 15 – EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1) – Financial Statements

(a) (2) – Financial Statement Schedules

(a) (3) – Exhibits

The financial statements, financial statement schedules and exhibits listed in the Index to Financial Statements, Schedules and Exhibits on page FS-1 are filed as a part of this report.

(b) Reports on Form 8-K

Safeco filed the following Forms on 8-K during the quarter ended December 31, 2002 and for the period up to the filing date of this Form 10-K.

Filing dated	Under	Filing related to

October 28, 2002	Item 5 (Other Events)	Earnings press release for quarter ended September 30, 2002.

November 8, 2002	Item 5 (Other Events)	Announcement relating to the appointment of Mike McGavick as Chairman of the board of Safeco Corporation.

November 15, 2002	Item 5 (Other Events) Item 7 (Financial Statements)	Information and agreements for Form S-3, originally filed on May 7, 2002.

December 19, 2002	Item 5 (Other Events)	Announcement naming Kerry Killinger as Director effective January 1, 2003.

January 27, 2003	Item 5 (Other Events)	Earnings press release for quarter ended December 31, 2002.

January 28, 2003	Item 5 (Other Events) Item 7 (Financial Statements)	Information and agreements for Form S-3, originally filed December 30, 2002.

January 29, 2003	Item 5 (Other Events) Item 7 (Financial Statements)	Information and agreements for Form S-3, originally filed on December 30, 2002.

SAFECO 2002 FORM 10-K	57

Safeco Corporation and Subsidiaries

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 19, 2003.

Safeco Corporation

Registrant

/s/ MICHAEL S. MCGAVICK

Michael S. McGavick, Chairman and Chief  Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 19, 2003.

Name	Title

/s/ MICHAEL S. MCGAVICK Michael S. McGavick	Chairman and Chief Executive Officer

/s/ CHRISTINE B. MEAD Christine B. Mead	Senior Vice President, Chief Financial Officer and Secretary

/s/ RICHARD M. LEVY Richard M. Levy	Vice President, Controller and Chief Accounting Officer

/s/ JOSEPH W. BROWN Joseph W. Brown	Director

/s/ PHYLLIS J. CAMPBELL Phyllis J. Campbell	Director

/s/ ROBERT S. CLINE Robert S. Cline	Director

/s/ JOSHUA GREEN III Joshua Green III	Director

/s/ KERRY KILLINGER Kerry Killinger	Director

/s/ WILLIAM W. KRIPPAEHNE, JR. William W. Krippaehne, Jr.	Director

/s/ WILLIAM G. REED, JR. William G. Reed, Jr.	Lead Director

/s/ NORMAN B. RICE Norman B. Rice	Director

/s/ JUDITH M. RUNSTAD Judith M. Runstad	Director

/s/ PAUL W. SKINNER Paul W. Skinner	Director

58	SAFECO 2002 FORM 10-K

Safeco Corporation and Subsidiaries

Certification of Chief Executive Officer

I, Michael S. McGavick, certify that:

1.	I have reviewed this annual report on Form 10-K of Safeco Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 19, 2003

/s/    MICHAEL S. MCGAVICK

Michael S. McGavick

Chairman and Chief Executive Officer

SAFECO 2002 FORM 10-K	59

Safeco Corporation and Subsidiaries

Certification of Chief Financial Officer

I, Christine B. Mead, certify that:

1.	I have reviewed this annual report on Form 10-K of Safeco Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 19, 2003

/s/    CHRISTINE B. MEAD

Christine B. Mead

Senior Vice President,

Chief Financial Officer and Secretary

60	SAFECO 2002 FORM 10-K

Safeco Corporation and Subsidiaries

Management’s Report

The management of Safeco is responsible for the consolidated financial statements, related notes and all other information presented in this annual report. The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States appropriate in the circumstances and include amounts based on the best estimates and judgments of management.

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

The consolidated financial statements for the years ended December 31, 2002, 2001 and 2000 have been audited by Ernst & Young LLP, independent auditors. Their audits were performed in accordance with auditing standards generally accepted in the United States and included a review of the system of internal accounting controls to the extent necessary to express an opinion on the consolidated financial statements.

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

The management of Safeco believes that as of December 31, 2002, its system of internal controls is adequate to accomplish the objectives discussed herein.

Mike McGavick

Chairman and Chief Executive Officer

SAFECO 2002 FORM 10-K	61

Safeco Corporation and Subsidiaries

Index to Financial Statements, Schedules and Exhibits

Schedules other than those listed above are omitted because they are not applicable or the information is otherwise contained in the Consolidated Financial Statements.

SAFECO 2002 FORM 10-K	FS-1

Safeco Corporation and Subsidiaries

Report of Ernst & Young LLP Independent Auditors

Board of Directors and Shareholders of Safeco Corporation:

We have audited the accompanying consolidated balance sheets of Safeco Corporation and its subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income (loss), comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Safeco Corporation and its subsidiaries at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As described in Note 1 to the consolidated financial statements, Safeco Corporation and its subsidiaries changed their method of accounting for goodwill in 2002 and 2001 and also changed their method of accounting for derivative financial instruments in 2001.

Seattle, Washington

January 27, 2003

FS-2	SAFECO 2002 FORM 10-K

Safeco Corporation and Subsidiaries

Consolidated Statements of Income (Loss)

YEAR ENDED DECEMBER 31	2002	2001	2000

(In Millions, Except Per Share Amounts)

REVENUES
Property & Casualty Earned Premiums	$4,521.3	$4,472.8	$4,563.4
Life & Investments Premiums and Other Revenues	778.3	637.0	618.2
Net Investment Income	1,672.3	1,649.3	1,633.5
Net Realized Investment Gains	82.5	93.0	139.5
Other	10.7	10.4	20.5

Total	7,065.1	6,862.5	6,975.1

EXPENSES
Losses, Loss Adjustment Expenses and Policy Benefits	4,685.5	5,199.1	4,987.6
Other Underwriting and Operating Expenses	956.9	894.6	874.7
Amortization of Deferred Policy Acquisition Costs	859.6	824.5	834.2
Interest Expense	60.8	65.7	73.2
Intangibles and Goodwill Amortization	18.0	33.5	66.0
Goodwill Write-off	—	1,214.1	—
Restructuring Charges	21.8	44.3	—

Total	6,602.6	8,275.8	6,835.7

Income (Loss) from Continuing Operations before Income Taxes, Distributions on Capital Securities and Change in Accounting Principle	462.5	(1,413.3)	139.4
Provision (Benefit) for Income Taxes	116.6	(412.8)	(7.3)

Income (Loss) from Continuing Operations before Distributions on Capital Securities and Change in Accounting Principle	345.9	(1,000.5)	146.7
Distributions on Capital Securities, Net of Taxes	(44.8)	(44.8)	(44.8)

Income (Loss) from Continuing Operations before Change in Accounting Principle	301.1	(1,045.3)	101.9
Income from Discontinued Credit Operations, Net of Taxes	—	4.2	12.7
Gain from Sale of Credit Operations, Net of Taxes	—	54.0	—

Income (Loss) before Cumulative Effect of Change in Accounting Principle	301.1	(987.1)	114.6
Cumulative Effect of Change in Accounting Principle, Net of Taxes	—	(2.1)	—

Net Income (Loss)	$301.1	$(989.2)	$114.6

INCOME (LOSS) PER SHARE OF COMMON STOCK
Income (Loss) from Continuing Operations before Change in Accounting Principle	$2.33	$(8.18)	$0.80
Income from Discontinued Credit Operations, Net of Taxes	—	0.03	0.10
Gain from Sale of Credit Operations, Net of Taxes	—	0.42	—

Income (Loss) before Cumulative Effect of Change in Accounting Principle	2.33	(7.73)	0.90
Cumulative Effect of Change in Accounting Principle, Net of Taxes	—	(0.02)	—

Net Income (Loss) Per Share of Common Stock – Diluted	$2.33	$(7.75)	$0.90

Net Income (Loss) Per Share of Common Stock – Basic	$2.33	$(7.75)	$0.90

See notes to consolidated financial statements.

SAFECO 2002 FORM 10-K	FS-3

Safeco Corporation and Subsidiaries

Consolidated Balance Sheets

DECEMBER 31	2002	2001

(In Millions)

ASSETS
Investments
Available-for-Sale Securities:
Fixed Maturities, at Fair Value (Cost or amortized cost: $22,646.1; $20,677.1)	$24,278.0	$21,444.1
Marketable Equity Securities, at Fair Value (Cost: $777.2; $940.5)	1,082.5	1,596.4
Mortgage Loans	925.9	924.2
Other Invested Assets	173.8	236.9
Short-Term Investments	311.0	672.9

Total Investments	26,771.2	24,874.5

Cash and Cash Equivalents	188.5	269.3
Accrued Investment Income	336.3	323.8
Premiums and Service Fees Receivable	1,047.1	973.0
Other Notes and Accounts Receivable	162.3	163.4
Current Income Taxes Recoverable	26.2	—
Deferred Income Taxes Recoverable	124.6	319.0
Reinsurance Recoverables	578.8	523.2
Deferred Policy Acquisition Costs	626.3	626.8
Land, Buildings and Equipment for Company Use (At cost less accumulated depreciation: $319.7; $285.0)	488.7	552.0
Intangibles and Goodwill	190.0	149.4
Other Assets	259.8	110.0
Securities Lending Collateral	2,957.0	1,636.2
Separate Account Assets	899.2	1,208.1

Total Assets	$34,656.0	$31,728.7

See notes to consolidated financial statements.

FS-4	SAFECO 2002 FORM 10-K

Safeco Corporation and Subsidiaries

Consolidated Balance Sheets

DECEMBER 31	2002	2001

(In Millions)

LIABILITIES AND SHAREHOLDERS’ EQUITY
Property & Casualty Loss and Loss Adjustment Expense Reserves	$4,998.5	$5,053.7
Accident and Health Reserves	170.0	64.7
Life Policy Liabilities	339.9	327.1
Unearned Premiums	1,847.5	1,782.2
Funds Held Under Deposit Contracts	15,655.4	14,624.2
Debt	1,123.8	1,096.6
Current Income Taxes Payable	—	34.9
Other Liabilities	1,389.3	1,423.0
Securities Lending Payable	2,957.0	1,636.2
Separate Account Liabilities	899.2	1,208.1

Total Liabilities	29,380.6	27,250.7

Commitments and Contingencies	—	—

Corporation-Obligated, Mandatorily Redeemable Capital Securities of Subsidiary Trust Holding Solely Junior Subordinated Debentures of the Corporation (Capital Securities)	843.8	843.4

Preferred Stock, No Par value
Shares Authorized: 10
Shares Issued and Outstanding: None	—	—
Common Stock, No Par Value
Shares Authorized: 300
Shares Reserved for Options: 12.0; 6.4
Shares Issued and Outstanding: 138.2; 127.7	1,178.1	841.9
Retained Earnings	2,072.2	1,875.9
Accumulated Other Comprehensive Income, Net of Taxes	1,181.3	916.8

Total Shareholders’ Equity	4,431.6	3,634.6

Total Liabilities and Shareholders’ Equity	$34,656.0	$31,728.7

See notes to consolidated financial statements.

SAFECO 2002 FORM 10-K	FS-5

Safeco Corporation and Subsidiaries

Consolidated Statements of Cash Flows

YEAR ENDED DECEMBER 31	2002	2001	2000

(In Millions)

OPERATING ACTIVITIES
Insurance Premiums Received	$5,027.9	$4,873.8	$4,890.2
Dividends and Interest Received	1,570.0	1,547.1	1,584.5
Other Operating Receipts	188.9	190.2	190.7
Insurance Claims and Policy Benefits Paid	(3,872.7)	(4,074.5)	(4,156.5)
Underwriting, Acquisition and Insurance Operating Costs Paid	(1,695.0)	(1,751.1)	(1,652.8)
Interest Paid and Distributions on Capital Securities	(135.2)	(127.1)	(139.1)
Other Operating Costs Paid	(115.2)	(88.3)	(104.6)
Income Taxes (Paid) Refunded	(114.8)	(41.3)	6.9

Net Cash Provided by Operating Activities	853.9	528.8	619.3

INVESTING ACTIVITIES
Purchases of
Fixed Maturities Available-for-Sale	(6,798.6)	(3,988.5)	(3,604.0)
Fixed Maturities Held-to-Maturity	—	—	(2.2)
Equity Securities Available-for-Sale	(241.3)	(364.6)	(372.6)
Other Invested Assets	(204.4)	(110.0)	(220.9)
Issuance of Mortgage Loans	(95.6)	(164.4)	(112.5)
Issuance of Policy Loans	(24.6)	(26.8)	(28.6)
Maturities of Fixed Maturities Available-for-Sale	1,899.4	1,443.7	972.2
Maturities of Fixed Maturities Held-to-Maturity	—	—	8.7
Sales of
Fixed Maturities Available-for-Sale	2,894.0	2,418.0	2,265.4
Fixed Maturities Held-to-Maturity	—	—	0.1
Equity Securities Available-for-Sale	534.8	437.6	661.7
Other Invested Assets	57.4	172.7	328.7
Repayment of Mortgage Loans	99.4	58.8	56.1
Repayment of Policy Loans	26.6	26.1	27.4
Net Decrease (Increase) in Short-Term Investments	361.9	(436.1)	281.4
Proceeds from Sale of Credit Operations	—	250.0	—
Other, Net	54.8	(75.5)	(79.7)

Net Cash (Used in) Provided by Investing Activities	(1,436.2)	(359.0)	181.2

FINANCING ACTIVITIES
Funds Received Under Deposit Contracts	1,352.7	1,051.1	1,266.0
Return of Funds Held Under Deposit Contracts	(1,116.4)	(1,301.1)	(1,603.1)
Proceeds from Notes	371.8	—	300.0
Proceeds from Common Stock Offering	329.2	—	—
Repayment of Notes	(40.4)	(6.2)	(6.0)
Net Repayment of Commercial Paper	(299.0)	(46.6)	(153.2)
Common Stock Reacquired	(9.9)	(8.1)	(30.4)
Dividends Paid to Shareholders	(94.6)	(118.1)	(189.4)
Other, Net	8.1	14.0	(5.0)

Net Cash Provided by (Used in) Financing Activities	501.5	(415.0)	(421.1)

Cash Provided by (Used In) Discontinued Credit Operations	—	328.2	(296.2)

Net (Decrease) Increase in Cash and Cash Equivalents	(80.8)	83.0	83.2
Cash and Cash Equivalents at Beginning of Year	269.3	186.3	103.1

Cash and Cash Equivalents at End of Year	$188.5	$269.3	$186.3

See notes to consolidated financial statements.

FS-6	SAFECO 2002 FORM 10-K

Safeco Corporation and Subsidiaries

Consolidated Statements of Cash Flows –

Reconciliation of Net Income (Loss) to Net Cash Provided by Operating Activities

YEAR ENDED DECEMBER 31	2002	2001	2000

(In Millions)

Net Income (Loss)	$301.1	$(989.2)	$114.6

ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Goodwill Write-Off	—	1,214.1	—
Income from Discontinued Credit Operations, Net of Taxes	—	(4.2)	(12.7)
Gain from Sale of Credit Operations, Net of Taxes	—	(54.0)	—
Cumulative Effect of Change in Accounting Principle, Net of Taxes	—	2.1	—
Net Realized Investment Gains	(82.5)	(93.0)	(139.5)
Amortization of Fixed Maturity Investments	(66.6)	(62.0)	(41.6)
Amortization and Depreciation	93.6	102.1	121.2
Deferred Income Tax Provision (Benefit)	53.3	(405.2)	(46.9)
Interest Expense on Deposit Contracts	829.9	732.0	485.4
Other, Net	(78.8)	(94.9)	(3.1)

Changes in
Accrued Interest on Accrual Bonds	(43.2)	(42.8)	(45.9)
Accrued Investment Income	(12.5)	4.0	(3.7)
Deferred Policy Acquisition Costs	0.5	(21.4)	(6.6)
Property & Casualty Loss and Loss Adjustment Expense Reserves	(55.2)	422.1	234.2
Accident and Health Reserves	3.4	9.4	36.3
Life Policy Liabilities	10.1	(15.0)	60.6
Unearned Premiums	64.3	(54.3)	(16.6)
Accrued Income Taxes	(74.6)	9.1	22.5
Other Assets and Liabilities	(88.9)	(130.1)	(138.9)

Total Adjustments	552.8	1,518.0	504.7

Net Cash Provided by Operating Activities	$853.9	$528.8	$619.3

There were no significant non-cash financing or investing activities for the years ended December 31, 2002, 2001 and 2000.

See notes to consolidated financial statements.

SAFECO 2002 FORM 10-K	FS-7

Safeco Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity

DECEMBER 31	2002	2001	2000

(In Millions Except Share Amounts)

COMMON STOCK
Balance at Beginning of Year	$841.9	$834.5	$841.7
Common Stock Offering	329.2	—	—
Stock Issued for Options and Rights	9.0	9.1	1.6
Common Stock Reacquired	(2.0)	(1.7)	(8.8)

Balance at End of Year	1,178.1	841.9	834.5

RETAINED EARNINGS
Balance at Beginning of Year	1,875.9	2,966.4	3,062.7
Net Income (Loss)	301.1	(989.2)	114.6
Amortization of Underwriting Compensation on Capital Securities	(0.4)	(0.4)	(0.4)
Dividends Declared	(96.5)	(94.5)	(188.9)
Common Stock Reacquired	(7.9)	(6.4)	(21.6)

Balance at End of Year	2,072.2	1,875.9	2,966.4

ACCUMULATED OTHER COMPREHENSIVE INCOME, NET OF TAXES
Balance at Beginning of Year	916.8	894.9	389.7
Other Comprehensive Income	264.5	21.9	505.2

Balance at End of Year	1,181.3	916.8	894.9

Shareholders’ Equity	$4,431.6	$3,634.6	$4,695.8

DECEMBER 31	2002	2001	2000

COMMON SHARES OUTSTANDING
Number of Shares Outstanding at Beginning of Year	127,733,251	127,649,087	128,925,000
Shares Issued for Stock Options and Rights	299,763	352,250	70,668
Common Stock Offering	10,465,000	—	—
Shares Reacquired	(302,418)	(268,086)	(1,346,581)

Number of Shares Outstanding at End of Year	138,195,596	127,733,251	127,649,087

Consolidated Statements of Comprehensive Income (Loss)
YEAR ENDED DECEMBER 31	2002	2001	2000

(In Millions)

Net Income (Loss)	$301.1	$(989.2)	$114.6

Other Comprehensive Income, Net of Taxes
Change in Unrealized Appreciation of Investment Securities	361.6	78.7	595.9
Less Reclassification Adjustment for Net Realized Investment Gains Included in Net Income	(53.5)	(61.5)	(90.4)
Derivatives Qualifying as Hedges – Net Change in Value	1.6	12.0	—
Adjustment for Deferred Policy Acquisition Costs	(29.3)	(6.0)	0.1
Minimum Pension Liability	(8.8)	—	—
Foreign Currency	(7.1)	(1.3)	(0.4)

Other Comprehensive Income	264.5	21.9	505.2

Comprehensive Income (Loss)	$565.6	$(967.3)	$619.8

See notes to consolidated financial statements.

FS-8	SAFECO 2002 FORM 10-K

Safeco Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(Dollar amounts in millions except per share data, unless noted otherwise)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Safeco Corporation is a Washington corporation that has been in the insurance business since 1923. We operate subsidiaries on a nationwide basis in segments of the insurance industry and other financial services-related businesses. Our two principal businesses are (1) property and casualty insurance, including surety, and (2) life insurance and asset management. These activities generated nearly all of our revenues in 2002.

Throughout our consolidated financial statements, Safeco Corporation and its subsidiaries are referred to as “Safeco,” “we” and “our.” The property and casualty businesses including surety, are referred to as “Property & Casualty.” The life insurance and asset management businesses are referred to as “Life & Investments.” All other activities, primarily the financing of our business activities, are collectively referred to as “Corporate.”

Basis of Consolidation and Reporting and Use of Estimates

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (GAAP). The preparation of financial statements in conformity with GAAP requires Safeco’s management to make estimates and assumptions that may affect the amounts reported in these consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

The consolidated financial statements include Safeco Corporation and its subsidiaries. All significant intercompany transactions and balances have been eliminated in the consolidated financial statements.

Certain reclassifications have been made to the prior year amounts to conform to the current year presentation.

Revenue Recognition

Property and casualty insurance premiums are included in income as earned over the terms of the respective policies. The unearned portion is determined on a daily pro rata basis and is reflected as a liability for unearned premiums on the Consolidated Balance Sheets, before the effect of reinsurance.

Life insurance premiums for traditional individual life policies are reported as income when due from the policyholder. These policies, which include whole life and guaranteed renewable term policies, are long-duration contracts.

Premiums from group life and health policies are recognized in income as earned, over the life of the policy. The portion of premiums unearned is reflected as a liability for unearned premiums on the Consolidated Balance Sheets.

Premiums from universal life and investment-type contracts are reported as deposits to policyholders’ account balances and reflected as liabilities rather than as premium income when received. Funds received under these contracts were $1,352.7, $1,051.1 and $1,266.0 in 2002, 2001 and 2000, respectively. Revenues from these contracts consist of amounts assessed during the period against policyholders’ account balances for mortality charges, policy administration charges and surrender charges and are included in Life & Investments premiums and other revenues.

Investment management and advisory fee revenues are recognized as other revenues when services are performed.

SAFECO 2002 FORM 10-K	FS-9

Earnings Per Share

Basic earnings per share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding. Diluted earnings per share reflects the potential dilution that could occur if options or other dilutive instruments granted under Safeco’s stock-based compensation plans were exercised.

The computation of net income (loss) per share is presented below, based upon weighted-average common and dilutive shares outstanding:

YEAR ENDED DECEMBER 31	2002	2001	2000

(In Millions Except Per Share Amounts)

Net Income (Loss)	$301.1	$(989.2)	$114.6
Average Number of Common Shares Outstanding	129.0	127.7	127.8
Basic Net Income (Loss) Per Share	$2.33	$(7.75)	$0.90

Net Income (Loss)	$301.1	$(989.2)	$114.6

Average Number of Common Shares Outstanding	129.0	127.7	127.8
Additional Common Shares Assumed Issued Under Treasury Stock Method	0.3	—	—

Average Number of Common Shares Outstanding – Diluted	129.3	127.7	127.8

Diluted Net Income (Loss) Per Share	$2.33	$(7.75)	$0.90

Due to the net loss in 2001, Safeco used basic weighted-average shares outstanding to calculate net income (loss) per share of common stock. Using diluted weighted-average shares outstanding would have resulted in a lower net loss per share of common stock.

Stock Compensation Expense

In 2002, Safeco continued to apply Accounting Principles Board (APB) Opinion 25 in accounting for its stock options, as allowed under Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) 123, as amended. Under APB 25, no compensation expense is recognized related to options because the exercise price of Safeco’s employee stock options equals the fair market value of the underlying stock on the date of grant.

If Safeco had elected to recognize stock compensation expense based on the fair value of stock options at grant date as prescribed by SFAS 123, net income and basic and diluted earnings per share would have been reported in the pro forma amounts as shown below. The increase in pro forma stock option expense in 2002 related to Safeco’s one-time broad based bonus grant to all employees which vests over two years as well as a shift in Safeco’s compensation programs to emphasize long-term incentives for those in leadership positions.

YEAR ENDED DECEMBER 31	2002	2001	2000

Reported Net Income (Loss)	$301.1	$(989.2)	$114.6
Proforma Stock Option Expense	14.0	4.4	3.8

Proforma Net Income (Loss)	$287.1	$(993.6)	$110.8

	Earnings Per Share
YEAR ENDED DECEMBER 31	2002	2001	2000

Reported Net Income (Loss)	$2.33	$(7.75)	$0.90
Proforma Stock Option Expense	0.11	0.03	0.03

Proforma Net Income (Loss)	$2.22	$(7.78)	$0.87

FS-10	SAFECO 2002 FORM 10-K

The Black-Scholes method was used to estimate the fair value of the options at grant date based on the following factors:

YEAR ENDED DECEMBER 31	2002		2001		2000

Dividend Yield	2.5%		2.5%		3.5%
Expected Volatility	35.0%		35.0%		33.0%
Risk-free Interest Rate	2.6%		4.5%		5.0%
Expected Life	4	yrs	4	yrs	7	yrs
Weighted-Average Fair Value at Grant Date	$8		$7		$6

Safeco has decided to adopt SFAS 148 under the prospective basis transition method, effective January 1, 2003, whereby stock options granted after January 1, 2003 will be expensed over the vesting period of the option. The impact of this standard on Safeco’s 2003 financial results is estimated at approximately $5.0 after tax in stock compensation expense, which is less than the pro forma expense in 2002 due to the prospective basis transition method, whereby no expense would be recognized for options granted prior to January 1, 2003.

Investments

In accordance with the provisions of SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” Safeco classifies its investments into one of three categories: held-to-maturity, available-for-sale or trading. Safeco determines the appropriate classification of both fixed maturities and equities at the time of purchase and re-evaluates such designation as of each balance sheet date. Fixed maturity investments include bonds, mortgage-backed securities and redeemable preferred stocks. All fixed maturity investments are classified as available-for-sale and are carried at fair value. Net unrealized investment gains and losses related to available-for-sale securities are reflected in shareholders’ equity (other comprehensive income), net of related deferred policy acquisition costs and deferred income taxes.

For the mortgage-backed securities included in the fixed maturity investment portfolio, Safeco recognizes income using a constant effective yield based on anticipated prepayments and the estimated economic life of the securities. Quarterly, actual prepayments are compared to anticipated prepayments and the effective yield is recalculated to reflect actual payments-to-date plus anticipated future payments. Any resulting adjustment is included in net investment income.

Marketable equity securities are classified as available-for-sale and are carried at fair value, with changes in unrealized appreciation and depreciation recorded directly to shareholders’ equity (other comprehensive income), net of related deferred policy acquisition costs and deferred income taxes. Marketable equity securities include common stocks and non-redeemable preferred stocks.

Derivative financial instruments are carried at fair value in accordance with the provisions of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.” Derivatives that are highly effective and designated as either fair value or cash flow hedges, receive hedge accounting treatment under SFAS 133. For derivatives designated as fair value hedges, the changes in the fair value of both the derivative and the hedged items are recognized in current earnings. For derivatives designated as cash flow hedges, the changes in fair value of the derivative are recognized as a component of other comprehensive income, net of deferred income taxes, until the hedged transaction affects current earnings. If a derivative is highly effective, but does not perfectly offset the changes in fair value of the hedged transaction, the ineffective portion is recognized in current earnings. For derivatives that do not qualify for hedge accounting treatment under SFAS 133, the changes in the fair value of these derivatives are recorded in current earnings.

When the collectibility of interest income for fixed maturity investments is considered doubtful, they are placed on non-accrual status and thereafter interest income is recognized only when payment is received.

We analyze all investments with a fair value below cost as of each quarterly reporting date to determine if an other than temporary decline in value has occurred. The determination of whether a decline is other than temporary is made based on the relevant facts and circumstances related to the security. These considerations include: (1) the length of time and the extent to which the fair value has been less than cost; (2) the financial condition and near-

SAFECO 2002 FORM 10-K	FS-11

term prospects of the issuer, including any specific events that influence the operations of the issuer or that affect its future earnings potential; (3) our intent and ability to retain the investment for a period of time sufficient to allow for a recovery in value; (4) a review of any downgrades of the security by a rating agency; and (5) any reduction or elimination of dividends or non-payment of scheduled interest payments. Determining what constitutes an other than temporary decline involves judgment. Declines in fair value below cost not considered other than temporary in the current period could be considered other than temporary in a future period and reduce earnings to the extent of the impairment.

Fair value amounts for financial instruments are determined using available third-party market information. When such information is not available, the fair value amounts are determined using appropriate valuation methodologies including discounted cash flows and market prices of comparable instruments. Our investment portfolio includes $314.8 of fixed maturities that are not publicly traded. Fair values for these securities have been estimated using quoted market prices of comparable instruments based on industry sector, credit quality and maturity and/or internally prepared valuations using third party modeling tools, which also typically use comparable-instrument pricing techniques based on industry sector, credit quality and maturity. Judgment is required in developing certain of these estimates of fair value and the estimates may not represent amounts at December 31, 2002 that would be realized in a current market exchange.

Safeco’s investment portfolio includes $21.1 of equity securities that are not publicly traded. Values for these securities are primarily determined using independent pricing sources.

The cost of security investments sold is determined by the “identified cost” method.

Mortgage loans are carried at outstanding principal balances, less an allowance for mortgage loan losses. A mortgage loan is considered impaired when it is probable that Safeco will be unable to collect principal and interest amounts due according to the contractual terms of the mortgage loan agreement. For mortgage loans that are determined to be impaired the difference between the amortized cost and fair value of the underlying collateral is charged to the reserve.

Cash equivalents consist of short-term investments with original maturities of less than three months at the time of purchase. Short-term investments are carried at cost, which approximates fair value.

Safeco engages in securities lending whereby certain securities from its portfolio are loaned to other institutions for short periods of time. Initial collateral is required at 102% of the market value of a loaned security. The collateral is deposited by the borrower with a lending agent and retained and invested by the lending agent to generate additional income according to Safeco’s guidelines. The market value of the loaned securities is monitored on a daily basis, with additional collateral obtained or refunded as the market value of the loaned securities fluctuates to maintain a collateral value of 102%. The securities lending collateral and the corresponding securities lending payable are reported on the Consolidated Balance Sheets as assets and liabilities, respectively.

Income Taxes

Safeco files a consolidated life/non-life U.S. income tax return that includes all of its qualifying subsidiaries. Income taxes have been provided using the liability method in accordance with SFAS 109, “Accounting for Income Taxes.” The provision for income taxes comprises two components, amounts currently payable or receivable, and deferred income taxes. Deferred federal income taxes arise from temporary differences between the tax basis and the book basis of assets and liabilities.

Reinsurance

Safeco utilizes reinsurance agreements to manage our exposure to potential losses in our insurance operations.

Assets and liabilities related to reinsurance ceded contracts are reported on a gross basis on the Consolidated Balance Sheets. Premiums, benefits and settlement expenses are reported net of reinsurance ceded on the Consolidated Statements of Income (Loss). Reinsurance premiums, commissions, expense reimbursements, benefits and reserves related to reinsured business are accounted for on bases consistent with those used in

FS-12	SAFECO 2002 FORM 10-K

accounting for original policies issued and the terms of the reinsurance contracts. Safeco remains liable to its policyholders to the extent that counterparties to reinsurance ceded contracts do not meet their contractual obligations.

Deferred Policy Acquisition Costs

Property & Casualty

Certain costs, including commissions, premium taxes, underwriting and policy issuance costs, that vary with and are related primarily to the acquisition of Property & Casualty insurance business are deferred and amortized over the period the related premiums are earned. Acquisition costs deferred are recorded net of acquisition costs ceded to reinsurers. Every quarter, we evaluate deferred policy acquisition costs (DAC) for recoverability by comparing the unearned premium to the total expected claim costs and related expenses. Adjustments, if necessary, would be recorded in current operations. The assessment of recoverability is performed at the following levels – total personal lines, total commercial lines and surety – this is consistent with our approach to acquiring and servicing the underlying policies. We include anticipated investment income, as permitted under SFAS 60, “Accounting and Reporting by Insurance Enterprises,” in the determination of the recoverability of DAC, by estimating investment income over the claims-paying period of the underlying policies. Our DAC asset for Property & Casualty at December 31, 2002 and 2001 was $332.9 and $322.7, respectively.

Life & Investments

Life & Investments product acquisition costs, principally commissions and other underwriting costs that vary with and are primarily related to the production of business, are deferred. Acquisition costs for deferred annuity contracts and universal life insurance policies are amortized over the lives of the contracts or policies in proportion to the present value of estimated future gross profits of each of these product lines. In this estimation process we make assumptions as to surrender rates, mortality experience and investment performance. Actual profits can vary from our estimates and can thereby result in increases or decreases to DAC amortization rates. We regularly evaluate our assumptions and, when necessary, revise the estimated gross profits of these contracts; resulting adjustments to DAC amortization are recorded in earnings when such estimates are revised. The unamortized balance of DAC is adjusted for the impact on estimated future gross profit as if net unrealized appreciation and depreciation on securities had been realized as of the balance sheet date. The impact of this adjustment, net of tax, is included in accumulated other comprehensive income in Shareholders’ Equity.

Acquisition costs for traditional life insurance policies are amortized over the premium paying period of the related policies using assumptions consistent with those used in computing policy benefit liabilities. Acquisition costs for group life and medical policies are amortized over the policy term. Our DAC asset for Life & Investments at December 31, 2002 and 2001 was $293.4 and $304.1, respectively.

Land, Buildings and Equipment

Land, buildings and equipment used in operations, including certain costs incurred to develop or purchase computer software for internal use, are capitalized and carried at cost less accumulated depreciation.

Safeco provides depreciation and amortization on buildings for company use, equipment and capitalized software at various rates based on estimated useful lives using the straight-line method. Depreciation and amortization expense was $75.6, $68.6 and $55.2 for 2002, 2001 and 2000, respectively.

Intangibles and Goodwill

Goodwill represents the excess of the cost of businesses acquired over the fair value of their net assets, including separately identifiable intangibles. Effective with Safeco’s January 1, 2002 adoption of SFAS 141, “Business Combinations” and SFAS 142, “Goodwill and Other Intangible Assets,” goodwill is no longer amortized, but is reviewed annually for impairment, or more frequently if impairment indicators arise. Other purchased intangible assets are amortized over their estimated useful lives unless they are deemed to have indefinite useful lives.

SAFECO 2002 FORM 10-K	FS-13

Effective March 31, 2001, Safeco elected to change its accounting policy for assessing goodwill from one based on undiscounted cashflows to one based on a market-value method. The market-value method was determined to be a preferable way to assess the current value of goodwill. As a result, Safeco recorded a goodwill write-off of $1,201.0 ($916.9 after-tax) in the first quarter of 2001.

Separate Accounts

Separate account assets and liabilities reported in the accompanying Consolidated Balance Sheets represent funds that are administered and invested by Safeco to meet specific investment objectives of the contractholders. Net investment income and net realized and unrealized investment gains and losses generally accrue directly to such contractholders who bear the investment risk, subject in some cases to minimum guaranteed rates. The assets of each separate account are legally segregated and are not subject to claims that arise out of other business of Safeco. Separate account assets are reported at fair value. Deposits, net investment income and net realized and unrealized investment gains and losses of separate accounts are not included in Safeco’s revenues. Fees charged to contractholders include mortality, policy administration and surrender charges, and are included in Life & Investments premiums and other revenues.

Property & Casualty Loss and Loss Adjustment Expense Reserves

Safeco’s consolidated financial statements include estimated reserves for unpaid losses and related claim settlement or loss adjustment expenses (LAE) of our Property & Casualty businesses. We set loss and LAE reserves at each balance sheet date at management’s best estimate of the ultimate payments that will be made to settle all losses incurred at that date and to pay related expenses.

When claims for losses that are covered by Safeco’s insurance policies are reported to us, our claim adjusters establish a reserve for the expected cost to settle the claim, including estimates of any related legal expenses and other costs associated with resolving the claim. These reserves are called “case basis” reserves. In addition, at the end of each reporting period, certain losses will have occurred that have not yet been reported to Safeco. Accordingly, we set up reserves for such incurred but not reported losses (IBNR) and related LAE.

The process of estimating loss and LAE reserves involves significant judgment and is complex and imprecise due to the number of variables and assumptions inherent in the estimation process. These variables include the effects on ultimate loss payments of internal factors such as changes in claims handling practices and changes in business mix, as well as external factors such as trends in loss costs, economic inflation, judicial trends and legislative changes. In addition, certain claims may be paid out over many years, for example, workers compensation medical costs for severe injuries, and there may be significant lags between the occurrence of an insured event and the time it is actually reported to us, contributing to the variability in estimating ultimate loss payments. Variables such as these affect the reserving process in a variety of ways and the impacts of many of these variables cannot be directly quantified, particularly on a prospective basis.

As a result of the inherent variability in estimating reserves, we use a number of actuarial techniques to estimate loss and LAE reserves. Standard actuarial techniques rely on the premise that historic loss experience can be used to estimate future loss experience. However, Safeco has undergone substantial transformation since 2000, including new product launches, changes in underwriting criteria and improvements in claim handling practices. These actions serve to improve business performance but also affect loss trends and actuarial data. As a result, Safeco has employed a more sophisticated set of actuarial techniques to assess the variables affecting loss experience in certain lines of business and applied multiple actuarial techniques to lines with the greatest volatility. In some cases, these actuarial techniques produce a cluster of estimates, giving management confidence that the reserve estimate is within a relatively tight band of possible outcomes. In other cases, however, additional techniques produce conflicting results. Management reviews reserve indications and the assumptions underlying them in applying the judgments necessary to determine its best estimate for Safeco’s carried reserves.

Due to the assumptions and judgments inherent in the estimation of loss and LAE reserves, actual experience may differ from these estimates. We refine reserve estimates in an ongoing quarterly process as experience develops. We record adjustments to reserves in our results of operations in the periods in which we change the estimate.

We do not discount any of our reserves.

FS-14	SAFECO 2002 FORM 10-K

We reduce these reserves by amounts that we expect to recover from salvage and subrogation. These recoveries are accrued on an individual case basis for large claims, and actuarial estimation procedures are used for smaller claims.

Life Policy Liabilities

Liabilities for fixed deferred annuity contracts and guaranteed investment contracts are equal to the accumulated account value of such policies or contracts as of the valuation date. Liabilities for universal life insurance policies are equal to the accumulated account value plus a mortality reserve as of the valuation date. For structured settlement annuities, future benefits are either fully guaranteed or are contingent on the survivorship of the annuitant. Contingent future benefits are discounted with best-estimate mortality assumptions, which include provisions for longer life spans over time. The interest rate pattern used to calculate the reserve for a structured settlement policy is set at issue. The pattern varies over time starting with interest rates that prevailed at issue and grading to a future level. On average, the current reserve has near term benefits discounted at 8.03% and long term benefits discounted at 7.25%.

Liabilities for future policy benefits under traditional individual life and group life insurance policies have been computed on the level premium method, which uses a level premium assumption to fund reserves. The level premiums are selected so that the actuarial present value of future benefits equals the actuarial present value of future premiums. The interest, mortality and persistency assumptions are set in the year of issue and include a provision for adverse deviation. These liabilities are contingent upon the death of the insured while the policy is in force. Mortality assumptions are derived from both company-specific and industry statistics. Future benefits are discounted at interest rates that vary by year of policy issue and average 4.60%.

Accident and Health Reserves

Accident and health reserves primarily represent liabilities for claims under group medical coverages and are established on the basis of reported losses (“case basis” method). Provision is also made for IBNR claims, based on historical experience. Estimates for reported but unpaid claims and IBNR are continually reviewed and any necessary adjustments are reflected in current operating results.

Common Stock

The Washington Business Corporation Act provides that reacquired shares of a Washington State corporation revert to the status of authorized but unissued shares. Accordingly, Safeco has reduced capital stock and retained earnings to reflect the repurchase of shares and does not show treasury stock as a separate reduction to shareholders’ equity.

New Accounting Standards

FASB pronouncements which have recently affected Safeco or will in the near future are as follows:

SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”

SFAS 133 was issued in June 1998. The Statement amends or supersedes several previous FASB statements and requires recognizing all derivatives (including certain derivative instruments embedded in other contracts) as either assets or liabilities in the statement of financial position at fair value. Derivatives are instruments whose value is “derived” from an underlying instrument, index or rate, have a notional amount and can be net settled. The accounting for changes in the fair value of a derivative depends on the use of the derivative and the nature of any related hedge designation as discussed above.

SFAS 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” issued in June 2000, addressed a limited number of implementation issues arising from SFAS 133.

Effective January 1, 2001, Safeco adopted SFAS 133, as amended. All derivatives, whether designated anew in hedging relationships on January 1, 2001 or not, are required to be recorded on the Consolidated Balance Sheets at fair value. If certain conditions are met, a derivative may be specifically designated as: (1) a hedge of the

SAFECO 2002 FORM 10-K	FS-15

exposure to changes in the fair value of a recognized asset or liability (fair value hedge); (2) a hedge of the exposure to variable cash flows of a forecasted transaction (cash flow hedge); or (3) a hedge of the foreign currency exposure of a net investment in foreign operations. As result of this adoption, Safeco recorded a loss of $2.1 after tax, which represents the cumulative effect to the Consolidated Statement of Income (Loss). In addition, Safeco recorded a loss of $3.0 ($1.9 after tax) in accumulated other comprehensive income (OCI), as a result of the adoption of SFAS 133.

SFAS 141, “Business Combinations”

SFAS 141 was issued in July 2001. This statement changed the approach companies use to account for a business combination by eliminating the pooling-of-interests method of accounting for business combinations and further clarifies the criteria for recognizing intangible assets separately from goodwill. Safeco adopted this statement effective July 1, 2001 with no impact on its consolidated financial statements.

SFAS 142, “Goodwill and Other Intangible Assets”

SFAS 142 was issued in July 2001. Under SFAS 142, goodwill and indefinite-lived intangible assets are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets will continue to be amortized over their useful lives unless deemed to have an indefinite life. The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. Safeco adopted SFAS 142 effective January 1, 2002 with no material impact on its consolidated financial statements.

SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”

SFAS 144 was issued in October 2001. These rules supersede SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and provide a single accounting model for long-lived assets to be disposed of. Safeco adopted SFAS 144 effective January 1, 2002 with no impact on its consolidated financial statements.

SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities”

The FASB issued SFAS 146 in June 2002. The standard requires companies to recognize costs associated with exit and disposal activities when they are incurred rather than the date of a commitment to an exit or disposal plan. The standard is effective for exit or disposal activities that are initiated after December 31, 2002.

SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”

SFAS 148 was issued in December 2002 and amends SFAS 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation under SFAS 123. Effective January 1, 2003, Safeco will adopt the fair value method as defined in SFAS 123 on the prospective basis transition method. The estimated impact of the adoption of this standard in 2003 will be $5.0 in stock compensation expense after tax.

FIN 46, “Consolidation of Variable Interest Entities”

FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities,” was issued in January 2003. FIN 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiary if the entities do not effectively disperse risks among parties involved. The interpretation explains how to identify variable interest entities, and how an enterprise assesses its interest in a variable interest entity in order to determine whether to consolidate that entity. FIN 46 is effective immediately for variable interests created or obtained after January 31, 2003, and in the interim period after June 15, 2003 for variable interests acquired before February 1, 2003. We do not believe FIN 46 will have a significant impact on the consolidated financial statements.

FS-16	SAFECO 2002 FORM 10-K

NOTE 2 – INVESTMENTS

Fixed Maturities and Marketable Equity Securities

The following is a summary of fixed maturities and marketable equity securities.

DECEMBER 31, 2002	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gains	Fair Value

Fixed Maturities
U.S. Government & Agencies	$1,801.1	$277.0	$(2.1)	$274.9	$2,076.0
State and Political Subdivisions	2,386.2	259.3	(5.5)	253.8	2,640.0
Foreign Governments	284.6	92.4	—	92.4	377.0
Corporate Securities	13,003.0	982.8	(296.8)	686.0	13,689.0
Mortgage-Backed Securities	5,171.2	358.0	(33.2)	324.8	5,496.0

Total Fixed Maturities	22,646.1	1,969.5	(337.6)	1,631.9	24,278.0
Marketable Equity Securities	777.2	371.8	(66.5)	305.3	1,082.5

Total	$23,423.3	$2,341.3	$(404.1)	$1,937.2	$25,360.5

DECEMBER 31, 2001	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gains	Fair Value

Fixed Maturities
U.S. Government & Agencies	$1,408.1	$146.3	$(2.1)	$144.2	$1,552.3
State and Political Subdivisions	2,887.1	278.5	(23.4)	255.1	3,142.2
Foreign Governments	290.8	59.7	(0.1)	59.6	350.4
Corporate Securities	11,508.8	430.7	(300.4)	130.3	11,639.1
Mortgage-Backed Securities	4,582.3	203.6	(25.8)	177.8	4,760.1

Total Fixed Maturities	20,677.1	1,118.8	(351.8)	767.0	21,444.1
Marketable Equity Securities	940.5	714.0	(58.1)	655.9	1,596.4

Total	$21,617.6	$1,832.8	$(409.9)	$1,422.9	$23,040.5

Fixed Maturities by Maturity Date

The cost or amortized cost and fair value of fixed maturities at December 31, 2002, by contractual years-to-maturity, are presented below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

DECEMBER 31, 2002	Cost or Amortized Cost	Fair Value

One Year or Less	$1,017.7	$1,032.2
Over One Year Through Five Years	5,232.1	5,468.5
Over Five Years Through Ten Years	2,916.5	3,096.0
Over Ten Years	8,308.6	9,185.3
Mortgage-Backed Securities	5,171.2	5,496.0

Total Fixed Maturities	$22,646.1	$24,278.0

As of December 31, 2002 and 2001, the carrying value of securities on deposit with state regulatory authorities was $427.9 and $355.1, respectively.

SAFECO 2002 FORM 10-K	FS-17

Net Investment Income

The following is a summary of consolidated net investment income.

YEAR ENDED DECEMBER 31	2002	2001	2000

Interest
Fixed Maturities	$1,516.2	$1,450.6	$1,478.5
Mortgage Loans	73.0	68.3	65.6
Short-Term Investments	16.7	43.4	27.1
Dividends
Marketable Equity Securities	39.4	38.2	47.6
Redeemable Preferred Stock	15.9	24.1	24.3
Other	22.1	36.6	1.7

Total Investment Income	1,683.3	1,661.2	1,644.8
Investment Expenses	(11.0)	(11.9)	(11.3)

Net Investment Income	$1,672.3	$1,649.3	$1,633.5

The carrying value of investments in fixed maturities and mortgage loans that have not produced income for the last twelve months is $48.3 at December 31, 2002.

Net Realized Investment Gains (Losses)

YEAR ENDED DECEMBER 31	2002	2001	2000

NET REALIZED INVESTMENT GAINS (LOSSES)
Fixed Maturities	$(5.6)	$(35.5)	$(51.1)
Marketable Equity Securities	125.9	142.6	190.6
Other Financial Instruments	(37.8)	(14.1)	—

Net Realized Investment Gains Before Income Taxes	$82.5	$93.0	$139.5

The proceeds from sales of investment securities and related gains (losses) before taxes for 2002, 2001 and 2000 are as follows:

YEAR ENDED DECEMBER 31, 2002	Fixed Maturities Available- For-Sale	Marketable Equity Securities	Other Financial Instruments	Total

Proceeds from Sales	$2,894.0	$534.8	$—	$3,428.8

Gross Realized Investment Gains	$261.4	$232.0	$0.4	$493.8
Gross Realized Investment Losses	(72.6)	(69.6)	(37.1)	(179.3)

Net Realized Investment Gains (Losses)	188.8	162.4	(36.7)	314.5
Impairments	(220.1)	(38.4)	—	(258.5)
Other, Including Gains (Losses) on Calls and Redemptions	25.7	1.9	(1.1)	26.5

Net Realized Investment Gains (Losses)	$(5.6)	$125.9	$(37.8)	$82.5

FS-18	SAFECO 2002 FORM 10-K

YEAR ENDED DECEMBER 31, 2001	Fixed Maturities Available- For-Sale	Marketable Equity Securities	Other Financial Instruments	Total

Proceeds from Sales	$2,418.0	$437.6	$—	$2,855.6

Gross Realized Investment Gains	$86.5	$194.7	$—	$281.2
Gross Realized Investment Losses	(31.9)	(24.2)	(7.8)	(63.9)

Net Realized Investment Gains (Losses)	54.6	170.5	(7.8)	217.3
Impairments	(98.4)	(28.4)	—	(126.8)
Other, Including Gains (Losses) on Calls and Redemptions	8.3	0.5	(6.3)	2.5

Net Realized Investment Gains (Losses)	$(35.5)	$142.6	$(14.1)	$93.0

YEAR ENDED DECEMBER 31, 2000	Fixed Maturities Available- For-Sale	Fixed Maturities Held-To- Maturity	Marketable Equity Securities	Total

Proceeds from Sales	$2,265.4	$0.1	$661.7	$2,927.2

Gross Realized Investment Gains	$47.5	$—	$268.5	$316.0
Gross Realized Investment Losses	(82.1)	—	(77.9)	(160.0)

Net Realized Investment Gains (Losses)	(34.6)	—	190.6	156.0
Impairments	(35.7)	—	—	(35.7)
Other, Including Gains on Calls and Redemptions	19.2	—	—	19.2

Net Realized Investment Gains (Losses)	$(51.1)	$—	$190.6	$139.5

The following table summarizes Safeco’s allowance for mortgage loan losses:

DECEMBER 31	2002	2001	2000

Allowance at Beginning of Year	$10.5	$10.8	$10.8
Loans Charged off as Uncollectible	—	(0.3)	—

Allowance at End of Year	$10.5	$10.5	$10.8

This allowance relates to mortgage loan investments of $925.9 and $924.2 at December 31, 2002 and 2001, respectively.

NOTE 3 – DERIVATIVE FINANCIAL INSTRUMENTS

Derivatives are instruments whose value is “derived” from an underlying instrument, index or rate, have a notional amount and can be net settled. Safeco uses derivative financial instruments, including interest rate swaps, options, forward contracts and financial futures, as a means of hedging exposure to equity price changes and/or interest rate risk on anticipated transactions or on existing assets and liabilities.

Safeco’s consolidated investment in mortgage-backed securities totaled $5,496.0 at market value at December 31, 2002 and $4,760.1 at December 31, 2001. These are primarily residential collateralized mortgage obligations (CMOs), pass-throughs and commercial loan-backed mortgage obligations (CMBSs). CMOs and CMBSs, while technically defined as derivative instruments, are exempt from derivative disclosure and accounting requirements. Safeco’s investment in the riskier, more volatile type (e.g., principal only, interest only, etc.) of CMOs and CMBSs has been intentionally limited to less than 1% of total mortgage-backed securities at both December 31, 2002 and 2001.

Counterparty credit risk is the risk that a counterparty to a derivative contract will be unable to perform its obligations. Safeco manages counterparty credit risk on an individual counterparty basis and gains and losses are netted by counterparty. Safeco mitigates counterparty credit risk through credit review, approval controls and by

SAFECO 2002 FORM 10-K	FS-19

only entering into agreements with highly rated counterparties. Safeco performs ongoing monitoring of counterparty credit exposure risk against credit limits. The contract or notional amounts of these instruments reflect the extent of involvement Safeco has in a particular class of derivative financial instrument. However, the maximum loss of cash flow associated with these instruments can be less than these amounts. For interest rate swaps, forward contracts and financial futures, credit risk is limited to the amount that it would cost Safeco to replace the contract. Safeco is the writer of option contracts and as such has no credit risk on these contracts since the counterparty has no performance obligation after it has paid a premium.

Interest rate risk is the risk of economic losses due to changes in the level of interest rates. Safeco manages interest rate risk through active portfolio management and selective use of derivative instruments as hedges to change the characteristics of certain assets and liabilities. Safeco’s interest rate swap agreements provide only for the exchange of interest on the notional amounts, at the stated rates, with no multiplier or leverage. The net interest accrued under these agreements is recorded as an adjustment to interest expense or interest income, depending on the hedged item.

Safeco formally documents all relationships between the hedging instruments and hedged items, as well as its risk-management objectives and strategies for undertaking various hedge transactions. Safeco links all hedges that are designated as fair value hedges to specific assets or liabilities on the Consolidated Balance Sheets. Safeco links all hedges that are designated as cash flow hedges to forecasted transactions or variable rate assets. Safeco also assesses, both at the inception of the hedge and on an on-going basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. When it is determined that a derivative is not highly effective as a hedge, Safeco discontinues hedge accounting on a prospective basis.

Fair Value Hedges

Safeco uses interest rate swaps to offset the change in value of certain fixed rate assets and liabilities. In calculating the effective portion of the fair value hedge, the changes in the fair value of the hedge and the hedged item are recognized in net realized investment gains (losses) in the Consolidated Statements of Income (Loss). Differences between the changes in the fair value of the hedge and the hedged item represent hedge ineffectiveness and are recognized in net realized investment gains (losses). For 2002 and 2001, a loss of $1.3 and gain of $4.0, respectively, were recognized in net realized investment gains (losses) due to hedge ineffectiveness. There were no significant fair value hedges discontinued during 2002 and 2001.

Cash Flow Hedges

Safeco also uses interest rate swaps to hedge the variability of future cash flows arising from changes in interest rates associated with certain variable rate assets and forecasted transactions. The changes in the fair value of the interest rate swap are recognized in OCI. Differences between the changes in the fair value of the hedge and the hedged items represent hedge ineffectiveness and are recognized in interest expense. For 2002 and 2001, a decrease of $0.5 and $0.3, respectively, was recognized in interest expense due to hedge ineffectiveness.

Amounts related to derivatives qualifying as cash flow hedges are recorded in OCI and released into earnings contemporaneously with the earnings effects of the hedged item. An estimated $8.8 of derivative instruments and hedging activity gains included in OCI will be reclassified into net investment income during 2003.

Amounts recorded in OCI related to derivatives qualifying as cash flow hedges resulted in an increase to OCI of $1.6 and $12.0 after tax, for 2002 and 2001, respectively. Of the change in OCI for 2002, an after tax increase of $9.8 related to net unrealized investment gains on derivative positions and an after tax decrease of $8.2 related to amounts reclassified into earnings. Of the change in OCI for 2001, an after tax decrease of $1.9 related to the SFAS 133 adoption on January 1, 2001, an after tax increase of $13.0 to net unrealized investment gains on derivative positions and an after tax increase of $0.9 related to amounts released into earnings.

In 2002, an after tax loss of $12.1 was released from OCI into net realized investment gains and losses relating to cash flow hedges that were discontinued in connection with the retirement of the underlying commercial paper borrowings. There were no significant cash flow hedges discontinued during 2001.

FS-20	SAFECO 2002 FORM 10-K

SFAS 133 requires amounts recorded in OCI that relate to forecasted transactions that are no longer probable of occurring within a specific time period to be released into earnings immediately. In 2002, $7.0 after tax was released from OCI to net realized investment gains and losses relating to such hedge transactions. There were no amounts released from OCI into earnings in 2001 relating to forecasted transactions.

At December 31, 2002 and 2001, the maximum length of time over which Safeco was hedging its exposure to future cash flows for forecasted transactions was approximately 6 and 18 months, respectively.

Other Derivatives

In 1997, Life & Investments introduced an equity indexed annuity (EIA) product that credits the policyholder based on a percentage of the gain in the S&P 500 Index. In connection with this product, Safeco has a hedging program with the objective to hedge the exposure to changes in the S&P 500 Index. The program consists of buying and writing S&P 500 index options, buying Treasury interest rate futures and trading S&P 500 futures and swaps. Sales of the EIA product were suspended in the fourth quarter of 1998. As permitted under a grandfathering clause in SFAS 133, Safeco elected not to apply the fair value adjustment requirement of this statement to the embedded derivatives contained in the liability related to EIA products sold prior to January 1, 1999. The change in fair value of the options, futures and swaps used to hedge the EIA liability is recognized as an adjustment to Policy Benefits in the Consolidated Statements of Income (Loss). Safeco recognized pretax losses of $11.9, $20.9 and $37.3 on these options, futures and swaps for 2002, 2001 and 2000, respectively.

Safeco’s wholly-owned subsidiary, Safeco Financial Products, Inc. (SFP) was incorporated in August 2000 to write S&P 500 index options to mitigate the risk associated with the EIA. Since 2001, SFP has also engaged in limited derivatives activity for its own account by selling single name credit default swaps, writing and hedging S&P 500 index options and investing in and hedging convertible bonds. These SFP activities are not designated as hedging activities for purposes of SFAS 133. Changes in the fair values of these instruments and any realized investment gain or loss are recognized in current income. Net investment income includes the premium income on the credit swaps and the earnings and fair value adjustments for the S&P 500 index options and the convertible bonds. Realized investment gain or loss includes the fair value adjustments and realized investment gains or losses from the single credit default swaps. Net investment income before taxes for SFP was $3.6, $6.7 and $2.3 in 2002, 2001 and 2000, respectively. Realized losses before tax for SFP were $28.3 for 2002, $18.2 for 2001 and $0.0 for 2000.

NOTE 4 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The aggregate fair value amounts disclosed here do not represent the underlying value of Safeco and, accordingly, care should be exercised in drawing conclusions about Safeco’s business or financial condition based on the fair value information disclosed below.

Fair value amounts for financial instruments are determined using available third-party market information. When such information is not available, the fair value amounts are determined using appropriate valuation methodologies including discounted cash flows and market prices of comparable instruments. Significant judgment is required in developing certain of these estimates of fair value and the estimates may not represent amounts at December 31, 2002 that would be realized in a current market exchange.

Safeco’s investment portfolio included $335.9 and $391.4 of non-publicly traded fixed maturity and equity securities, representing 1.3% and 1.6% of the portfolio at December 31, 2002 and 2001, respectively.

The fair values for mortgage loans have been estimated by discounting the projected cash flows using the current rate at which loans would be made to borrowers with similar credit ratings and for the same maturities.

For cash and cash equivalents, short-term investments, accounts receivable, policy loans and other liabilities, carrying value is a reasonable estimate of fair value.

The fair values of investment contracts (Funds Held Under Deposit Contracts) with defined maturities are estimated by discounting projected cash flows using rates that would be offered for similar contracts with the same remaining maturities. For investment contracts with no defined maturities, fair values are estimated to be the present

SAFECO 2002 FORM 10-K	FS-21

surrender value. Separate Account assets and the related liabilities are comprised of publicly-traded fixed maturities and equities for which third-party market information is available.

The carrying values of Safeco’s borrowings that have variable interest rates are reasonable estimates of fair value. The fair values of the 7.875% Medium-Term notes due 2003, the 7.875% notes due 2005, the 6.875% notes due 2007, the 7.250% notes due 2012 and the Capital Securities are estimated based on quotes from broker/dealers who make markets in similar securities.

The fair values of the derivative financial instruments generally represent the estimated amounts that Safeco would expect to receive or pay upon termination of the contracts as of the reporting date. Quoted fair values are available for certain derivatives. For derivative financial instruments not actively traded, fair values are estimated using values obtained from independent pricing services, internal modeling or quoted market prices of comparable instruments.

Other insurance-related financial instruments are exempt from fair value disclosure requirements.

The carrying or reported values and corresponding fair values of financial instruments are as follows:

DECEMBER 31	2002		2001

	Carrying Amount	Fair Value	Carrying Amount	Fair Value

FINANCIAL ASSETS
Fixed Maturities	$24,278.0	$24,278.0	$21,444.1	$21,444.1
Marketable Equity Securities	1,082.5	1,082.5	1,596.4	1,596.4
Mortgage Loans	925.9	1,006.1	924.2	928.0
Separate Account Assets	899.2	899.2	1,208.1	1,208.1
Derivative Financial Instruments
Interest Rate Swaps	69.7	69.7	49.8	49.8
Options/Futures	10.6	10.6	11.9	11.9

FINANCIAL LIABILITIES
Funds Held Under Deposit Contracts	15,655.4	16,718.4	14,624.2	14,313.7
Commercial Paper	—	—	299.0	299.0
7.875% Medium Term Notes Due 2003	303.5	302.0	323.0	311.2
7.875% Notes Due 2005	200.0	201.7	200.0	206.6
6.875% Notes Due 2007	200.0	206.9	200.0	196.2
7.250% Notes Due 2012	390.6	394.6	—	—
Other Debt	29.7	30.0	74.6	76.0
Separate Account Liabilities	899.2	899.2	1,208.1	1,208.1
Derivative Financial Instruments
Single Credit Default Swaps	20.0	20.0	10.4	10.4
Interest Rate Swaps	21.8	21.8	18.0	18.0
Options/Futures	37.3	37.3	47.1	47.1
Capital Securities	843.8	849.9	843.4	727.3

FS-22	SAFECO 2002 FORM 10-K

NOTE 5 – PROPERTY & CASUALTY LOSS RESERVES

The following table analyzes the changes in Property & Casualty loss and LAE reserves for 2002, 2001 and 2000. Changes in estimated reserves are reflected in the Consolidated Statements of Income (Loss) in the year the change is made.

DECEMBER 31	2002	2001	2000

Loss and LAE Reserves at Beginning of Year	$5,053.7	$4,612.7	$4,378.6
Less Reinsurance Recoverables	415.9	343.6	309.5

Net Balance at Beginning of Year	4,637.8	4,269.1	4,069.1

Incurred Loss and LAE for Claims Occurring During
Current Year	3,237.4	3,619.1	3,621.7
Prior Years	125.8	345.1	148.3

Total Incurred Loss and LAE	3,363.2	3,964.2	3,770.0

Loss and LAE Payments for Claims Occurring During
Current Year	1,742.0	1,976.8	2,059.3
Prior Years	1,672.1	1,618.7	1,510.7

Total Loss and LAE Payments	3,414.1	3,595.5	3,570.0

Net Balance at End of Year	4,586.9	4,637.8	4,269.1
Plus Reinsurance Recoverables	411.6	415.9	343.6

Loss and LAE Reserves at End of Year	$4,998.5	$5,053.7	$4,612.7

In 2002, estimates for Property & Casualty prior years loss and LAE reserves were increased by $125.8. These increases occurred over the course of 2002 as emerging claim trends and related loss data were evaluated each quarter. The increase of $125.8 included $33.3 related to estimates of workers compensation losses. We reevaluate our estimates of workers compensation loss severity quarterly, with particular focus on the expected future rate of medical inflation. Over the course of the year, actual medical inflation proved to be higher than anticipated and we adjusted our estimated reserves accordingly. While loss severities for construction defect claims appear to be mitigating, the legal costs associated with achieving reduced loss costs were higher than estimated, resulting in a reserve increase of $37.0. Asbestos claims related to our participation in pools and syndicates were higher than estimated, resulting in an increase to reserves of $24.4. The $31.1 increase in other reserves related primarily to Safeco’s London operations. Safeco placed its London operations in runoff in the third quarter of 2002. Due to the high layer excess nature of some of the coverages provided by this operation, and the long reporting lag, management strengthened reserves to provide for higher-than-anticipated losses as the business is run off.

In 2001, Safeco increased its estimates for loss and LAE related to prior years by $345.1.

During the third quarter of 2001, Safeco completed a review of its Property & Casualty loss reserve adequacy. As a result of this review, which included an independent actuarial study, we increased reserves by $240.0. This $240.0 reserve addition related to Property & Casualty operating segments as follows: $155.0 for SBI and $85.0 for P&C Other. The P&C Other segment includes the discontinued reinsurance operation that Safeco acquired when it purchased American States in 1997. The $240.0 reserve addition related to recent developments in prior year losses as follows: $80.0 for workers compensation, $90.0 for construction defect and $70.0 for other coverages, primarily asbestos and environmental.

Workers compensation reserves were $802.8 at December 31, 2000. The reserve strengthening in the third quarter of 2001 of $80.0 was due to unexpected development of prior year losses and continued increases in medical costs that manifested in 2001 beyond levels previously anticipated in estimating workers compensation reserves. Throughout 2000, average workers compensation case reserves carried by Safeco were stable, but increased 14% in the first quarter of 2001 compared to the first quarter of 2000 and increased 23% in the second quarter of 2001 compared to the second quarter of 2000. These increases reflected the impact of rising medical costs and administrative rulings that had been more favorable to plaintiffs’ claims for compensation, particularly in California and Florida. In general, workers compensation claims are largely comprised of medical costs and salary/wage payments while claimants are out of work. The payout period for these claims can be up to 50 years or more.

SAFECO 2002 FORM 10-K	FS-23

Accordingly, the estimation of long-term medical costs requires considerable judgment and involves inherent uncertainty, having a significant impact on our estimate of workers compensation reserves. In light of these emerging trends of rising medical costs and recent administrative rulings, we strengthened reserves by $80.0.

The estimation of liabilities related to construction defect and asbestos and environmental claims is subject to greater subjectivity than for other claims. Construction defect reserves were $322.6 at December 31, 2000. In early 2000, Safeco’s construction defect claims appeared to have peaked and were trending down through the rest of 2000. Such claims were predominantly in California. However, in the first two quarters of 2001, newly reported claims increased significantly, owing largely to increased attorney involvement in California and increased claim activity into additional states. As a result of these considerations, management concluded that ultimate losses for construction defect will likely be higher than previously estimated, leading to our assessment in the third quarter of 2001 to increase reserves by $90.0.

Asbestos and environmental reserves were $315.5 at December 31, 2000; $103.1 for asbestos and $212.4 for environmental. The $70.0 increase in reserves in the P&C Other segment relates to the anticipated increase in asbestos claims relating primarily to the discontinued reinsurance operations acquired in the American States purchase. In 2001, the insurance industry was experiencing a trend of expansion of asbestos defendants to include smaller and more peripheral firms such as installers, in addition to asbestos manufacturers and producers and Safeco was receiving more claims in the first half of 2001 than in prior years. Because these trends were expected to ultimately impact the losses assumed by Safeco, and because Safeco expected a lag in its asbestos activity due to its assumed reinsurance exposure, reserves were strengthened by $70.0.

In addition to the $240.0 reserve change in estimate discussed above, reserve estimates were increased at other points throughout the year by an additional $105.1, primarily for workers compensation reserves due to continued rising medical costs.

In 2000, estimates for Property & Casualty prior year loss and LAE reserves were increased by $148.3, of which $44.4 related to construction defect claims as Safeco saw reported claim volumes that, while trending down in the latter part of 2000, exceeded expectations. Workers compensation estimates were increased $50.9 and commercial automobile estimates were increased $23.5, both in reaction to claim severities. Safeco regularly monitors loss frequency and loss severity relative to expectations. When emerging frequency or severity differ materially from expectations, projections for future frequency and severity are re-evaluated and estimates are increased, or decreased, accordingly. The remaining $29.5 change in estimate in 2000 came from a combination of lines of business including commercial multiperil, general liability and homeowners. Each change was a reaction to emerging loss frequency or severity relative to expected loss frequency or severity. The change for any one line represented a small percentage of the line’s reserves.

NOTE 6 – REINSURANCE

Safeco’s insurance subsidiaries use treaty and facultative reinsurance to manage exposure to potential losses for the property and casualty, surety and life insurance operations. Although the reinsurer is liable to Safeco to the extent of the reinsurance ceded, we remain primarily liable to the policyholders as the direct insurer on all risks reinsured.

Because the amount of reinsurance recoverables can vary depending on the size of an individual loss or, in some cases, the aggregate amount of all losses in a particular line of business, the exact amount of the reinsurance recoverables is not known until all losses are settled. As a result, Safeco estimates the amount of reinsurance recoverables it anticipates receiving based on the terms of its reinsurance contracts and historical experience.

Safeco evaluates the financial condition of its reinsurers to minimize its exposure to losses from reinsurer insolvencies. Our estimated allowance for uncollectible reinsurance was $12.5 at December 31, 2002. Safeco’s business is not substantially dependent upon any single reinsurance account.

Of the total Property & Casualty reinsurance recoverables balance at December 31, 2002, 23% was with mandatory reinsurance pools and foreign reinsurers. Approximately 88% of the remaining amounts due are from reinsurers rated A- or higher by A.M. Best; including 49% with the following four reinsurers: American Re-Insurance Corporation, Swiss Reinsurance America Corporation, Employers Reinsurance Corporation and General/Cologne Reinsurance Corporation, all of which are rated A+ or higher by A.M. Best.

FS-24	SAFECO 2002 FORM 10-K

Of the total Life & Investments amounts due from reinsurers balance at December 31, 2002, 98% was with reinsurers rated A- or higher by A.M. Best.

Reinsurance recoverables are comprised of the following amounts at December 31:

DECEMBER 31	2002	2001

PROPERTY & CASUALTY INSURANCE
Reinsurance Recoverables on
Unpaid Loss and LAE Reserves	$411.6	$415.9
Paid Losses and LAE	20.8	17.2
Allowance for Uncollectible Reinsurance	(12.5)	—

Total Property & Casualty Insurance	419.9	433.1

LIFE INSURANCE
Reinsurance Recoverables on
Policy and Contract Claim Reserves	1.6	2.4
Paid Claims	0.9	1.0
Life Policy Liabilities	86.1	22.0

Total Life Insurance	88.6	25.4

ACCIDENT AND HEALTH INSURANCE
Reinsurance Recoverables on
Policy and Contract Claim Reserves	70.3	63.2
Paid Claims	—	1.5

Total Accident and Health Insurance	70.3	64.7

Total Reinsurance Recoverables	$578.8	$523.2

The increase in Life Policy Liabilities Recoverable in 2002 represents funds withheld under a BOLI coinsurance agreement entered into in the third quarter of 2002.

The unearned premium liability is presented before the effect of reinsurance. The reinsurance amounts related to the unearned premium liability are included with other assets in the Consolidated Balance Sheets and totaled $42.1 and $40.4 at December 31, 2002 and 2001, respectively.

The effects of reinsurance on earned premiums are as follows:

YEAR ENDED DECEMBER 31	Direct	Ceded	Assumed	Net

2002 Earned Premiums
Property & Casualty Insurance	$4,553.3	$(124.4)	$92.4	$4,521.3
Life Insurance	155.8	(25.4)	6.9	137.3
Accident and Health Insurance	340.5	(15.6)	137.4	462.3

Total Earned Premiums	5,049.6	(165.4)	236.7	5,120.9

2001 Earned Premiums
Property & Casualty Insurance	4,597.3	(151.5)	27.0	4,472.8
Life Insurance	150.5	(21.0)	(18.7)	110.8
Accident and Health Insurance	345.4	(13.6)	18.9	350.7

Total Earned Premiums	5,093.2	(186.1)	27.2	4,934.3

2000 Earned Premiums
Property & Casualty Insurance	4,717.6	(163.0)	8.8	4,563.4
Life Insurance	173.4	(17.6)	12.9	168.7
Accident and Health Insurance	262.8	(15.1)	19.2	266.9

Total Earned Premiums	$5,153.8	$(195.7)	$40.9	$4,999.0

Reinsurance premiums ceded on a written basis are approximately equal to the ceded earned premiums disclosed above.

SAFECO 2002 FORM 10-K	FS-25

Reinsurance ceded reduced Property & Casualty insurance losses and LAE incurred by $45.2, $130.5 and $105.3 in 2002, 2001 and 2000, respectively. Reinsurance ceded reduced Life insurance losses incurred by $23.8, $2.0 and $14.6 in 2002, 2001 and 2000, respectively. Reinsurance ceded reduced Accident and Health insurance losses incurred by $4.1, $10.3 and $21.0 in 2002, 2001 and 2000, respectively.

NOTE 7 – INCOME TAXES

Safeco uses the liability method of accounting for income taxes in accordance with SFAS 109, “Accounting for Income Taxes,” under which deferred tax assets and liabilities are determined based on the differences between their financial reporting and their tax bases and are measured using the enacted tax rates.

Differences between income tax computed by applying the U.S. federal income tax rate of 35% to income (loss) before income taxes and the consolidated provision (benefit) for income taxes are as follows:

DECEMBER 31	2002		2001		2000

	Amount	% of Pretax Income	Amount	% of Pretax Income	Amount	% of Pretax Income

Income (Loss) from Continuing Operations before Income Taxes, Change in Accounting Principle and Distributions on Capital Securities	$462.5	100.0%	$(1,413.3)	100.0%	$139.4	100.0%

Computed “Expected” Tax Expense (Benefit)	161.9	35.0	(494.7)	(35.0)	48.8	35.0
Goodwill Write-off	—	—	137.7	9.7	—	—
Tax-Exempt Municipal Bond Income	(43.4)	(9.4)	(54.1)	(3.8)	(58.2)	(41.8)
Dividends Received Deduction	(13.0)	(2.8)	(10.1)	(0.7)	(11.9)	(8.5)
Other	11.1	2.4	8.4	0.6	14.0	10.1

Consolidated Provision (Benefit) for Income Taxes	$116.6	25.2%	$(412.8)	(29.2)%	$(7.3)	(5.2)%

Current Provision (Benefit) for Income Taxes	63.3		(7.6)		39.6
Deferred Provision (Benefit) for Income Taxes	53.3		(405.2)		(46.9)

Consolidated Provision (Benefit) for Income Taxes	$116.6		$(412.8)		$(7.3)

FS-26	SAFECO 2002 FORM 10-K

The tax effects of temporary differences which give rise to the deferred tax assets and deferred tax liabilities at December 31, 2002 and 2001 are as follows:

DECEMBER 31	2002	2001

DEFERRED TAX ASSETS
Goodwill	$221.7	$237.8
Discounting of Loss and LAE Reserves for Tax Purposes	218.0	228.1
Unearned Premium Liability	140.1	131.3
Net Operating Loss Carryforwards	110.0	218.5
Investment Impairments	94.1	58.5
Adjustment to Life Policy Liabilities	83.2	71.9
Capitalization of Life Policy Acquisition Costs	81.4	84.3
Postretirement Benefits	47.6	44.3
Alternative Minimum Tax Carryforwards	34.3	—
Nondeductible Accruals	22.3	25.3
Other	74.5	63.1

Total Deferred Tax Assets	1,127.2	1,163.1

DEFERRED TAX LIABILITIES
Unrealized Appreciation of Investment Securities and Derivative Financial Instruments, Deferred Policy Acquisition Cost Valuation Allowance, Minimum Pension Liability and Foreign Currency Adjustment	629.8	487.4
Deferred Policy Acquisition Costs	240.3	222.6
Bond Discount Accrual	39.6	46.5
Accelerated Depreciation	10.0	16.6
Other	82.9	71.0

Total Deferred Tax Liabilities	1,002.6	844.1

Net Deferred Tax Asset	$124.6	$319.0

As of December 31, 2002, Safeco had $1,127.2 of gross deferred tax assets, including total net operating loss carryforwards of $110.0 that expire from 2020 to 2021. Although realization of deferred tax assets is not assured, we believe it is more likely than not the deferred assets will be realized through future earnings, including but not limited to the generation of future operating income, reversal of existing temporary differences and available tax planning strategies. Accordingly, no valuation allowance has been recorded.

SAFECO 2002 FORM 10-K	FS-27

NOTE 8 – DEBT AND CAPITAL SECURITIES

The total amount, current and long-term portions, interest rates and maturities of debt and capital securities at December 31 are as follows:

DECEMBER 31	2002			2001

	Total	Current	Long-term	Total	Current	Long-term

Commercial Paper, Interest Rates at
December 31, 2001:*
Range: 2.5% to 3.3%
Weighted Average: 3.0%	$—	$—	$—	$299.0	$299.0	$—
7.875% Medium-Term Notes Due 2003	303.5	303.5	—	323.0	—	323.0
7.875% Notes Due 2005	200.0	200.0	—	200.0	—	200.0
6.875% Notes Due 2007	200.0	—	200.0	200.0	—	200.0
7.250% Notes Due 2012	390.6	—	390.6	—	—	—
Other Notes and Loans Payable Due Through 2008, Weighted Average Interest Rates at December 31: 7.3%; 7.4%	29.7	12.3	17.4	74.6	48.8	25.8

Total Debt (Excluding Capital Securities)	1,123.8	515.8	608.0	1,096.6	347.8	748.8
8.072% Capital Securities Due 2037	843.8	—	843.8	843.4	—	843.4

Total Debt and Capital Securities	$1,967.6	$515.8	$1,451.8	$1,940.0	$347.8	$1,592.2

*	There was no commercial paper outstanding at December 31, 2002. The commercial paper during 2002 had rates ranging from 1.9% to 2.3% with a weighted average of 2.0% and was paid off by September 30, 2002.

The aggregate annual principal installments payable under these obligations at December 31, 2002 are as follows at carrying value:

YEAR PAYABLE	Amount Due

2003	$515.8
2004	6.8
2005	1.6
2006	1.7
2007	206.7
2008 and Thereafter	1,235.0

Total	$1,967.6

Debt

In March 2000, Safeco issued $300.0 of medium-term notes at 7.875% that mature in March 2003. Safeco also has interest rate swap agreements outstanding with notional amounts totaling $300.0 that convert these fixed rate medium-term note obligations into variable rates at 65.03 basis points over the 90-day LIBOR rate.

In August 2002, we issued $375.0 of senior notes with a coupon of 7.250% that mature in 2012. The notes are unsecured and rank equally with all other unsecured senior indebtedness of Safeco. The proceeds from the notes were used for the repayment of $299.0 of commercial paper borrowings, $18.7 for the termination of related interest rate swaps and $28.4 for repayment of medium-term notes. The remaining balance was used for general corporate purposes. Safeco simultaneously entered into a $375.0 notional interest rate swap to effectively convert the fixed rate senior note obligation into variable rates at 238.75 basis points over the 90-day LIBOR rate. The fair value of the interest rate swap is marked-to-market on the Consolidated Balance Sheets with the corresponding offsetting asset or liability included with the face value of the debt. This hedge is effective under SFAS 133.

On January 27, 2003, Safeco issued $200.0 of senior notes with a coupon of 4.200% that mature in 2008 and $300.0 of senior notes with a coupon of 4.875% that mature in 2010. The notes are unsecured and rank equally with all other unsecured senior indebtedness of Safeco. The proceeds from the notes will be used to repay $300.0 principal amount of 7.875% notes due in March 2003 and to call and repay the $200.0 principal amount of 7.875% notes maturing in 2005 that are callable at par on April 1, 2003.

FS-28	SAFECO 2002 FORM 10-K

Safeco renewed its bank credit facility in September 2002 with $500.0 available through September 2005. This replaced the $800.0 facility that expired in September 2002. Safeco pays a fee to have the facility available and does not maintain deposits as compensating balances. Similar to its previous facility, the new facility carries certain covenants that require Safeco to maintain a specified minimum level of shareholders’ equity and a maximum debt-to-capitalization ratio. There were no borrowings under either facility as of December 31, 2002 and December 31, 2001, and Safeco was in compliance with all covenants.

Capital Securities

On July 15, 1997, Safeco Capital Trust I (Capital Trust), a consolidated wholly-owned subsidiary of Safeco Corporation, issued $850.0 of 8.072% Corporation-Obligated, Mandatorily Redeemable Capital Securities (Capital Securities). In connection with Capital Trust’s issuance of the Capital Securities and the related purchase by the Corporation of all of Capital Trust’s common securities (Common Securities), Safeco Corporation issued to Capital Trust the principal amount of $876.3 of its 8.072% Junior Subordinated Deferrable Interest Debentures, due July 15, 2037 (Subordinated Debentures). The sole assets of Capital Trust are the Subordinated Debentures and any interest due thereon. The interest and other payment dates on the Subordinated Debentures correspond to the distribution and other payment dates on the Capital Securities and the Common Securities. Distributions on the Capital Securities and the Common Securities are cumulative and payable semi-annually in arrears. The Subordinated Debentures and the related income effects are eliminated in Safeco’s consolidated financial statements.

For federal income tax purposes, the Subordinated Debentures are classified as indebtedness. Accordingly, interest on the Subordinated Debentures is deductible at the federal statutory rate of 35%.

The Capital Securities are mandatorily redeemable on July 15, 2037, the same date the Subordinated Debentures are due. The Capital Securities may be redeemed, contemporaneously with the Subordinated Debentures, beginning in 2007, at a price of 104% of principal, with the call premium graded down to zero in 2017. Safeco’s obligations under the Subordinated Debentures and related agreements, taken together, constitute a full and unconditional guarantee of payments due on the Capital Securities.

Safeco has the right, at any time, to defer payments of interest on the Subordinated Debentures for up to five years. Consequently, the distributions on the Capital Securities and the Common Securities would be deferred (though such distributions would continue to accrue with interest since interest would accrue on the Subordinated Debentures during any such extended interest payment period). In no case may the deferral of payments and distributions extend beyond the stated maturity dates of the respective securities. Safeco cannot pay dividends on its common stock during such deferments.

SAFECO 2002 FORM 10-K	FS-29

NOTE 9 – COMPREHENSIVE INCOME

Comprehensive income is defined as all changes in shareholders’ equity, except those arising from transactions with shareholders. Comprehensive income includes net income and other comprehensive income, which for Safeco consists of changes in unrealized appreciation or depreciation of investments carried at market value, changes in foreign currency translation gains or losses, deferred policy acquisition costs valuation allowance, derivatives and minimum pension liability.

The components of other comprehensive income or loss were as follows:

	Net Unrealized Gains (Losses) on Available- for-Sale Securities	Deferred Policy Acquisition Costs Valuation Allowance	Net Unrealized Gains on Derivative Instruments	Foreign Currency Translation Adjustment	Minimum Pension Liability	Deferred Taxes	Accumulated Other Comprehensive Income (Loss)

Balances at January 1, 2000	$604.0	$(0.2)	$—	$(10.4)	$—	$(203.7)	$389.7

Gross Unrealized Gains (Losses) on Investment Securities	917.1	—	—	—	—	(321.2)	595.9
Reclassification Adjustment for Net Realized Investment Gains Included in Net Income	(139.5)	—	—	—	—	49.1	(90.4)
Deferred Policy Acquisition Costs Valuation Allowance	—	0.2	—	—	—	(0.1)	0.1
Foreign Currency Translation	—	—	—	(0.8)	—	0.4	(0.4)

Balances at December 31, 2000	1,381.6	—	—	(11.2)	—	(475.5)	894.9

Gross Unrealized Gains (Losses) on Investment Securities	119.5	—	—	—	—	(40.8)	78.7
Reclassification Adjustment for Net Realized Investment Gains Included in Net Income	(93.0)	—	—	—	—	31.5	(61.5)
Derivative Instruments and Hedging Activities – Net Change	—	—	18.5	—	—	(6.5)	12.0
Deferred Policy Acquisition Costs Valuation Allowance	—	(9.3)	—	—	—	3.3	(6.0)
Foreign Currency Translation	—	—	—	(1.9)	—	0.6	(1.3)

Balances at December 31, 2001	1,408.1	(9.3)	18.5	(13.1)	—	(487.4)	916.8

Gross Unrealized Gains (Losses) on Investment Securities	556.6	—	—	—	—	(195.0)	361.6
Reclassification Adjustment for Net Realized Investment Gains Included in Net Income	(82.5)	—	—	—	—	29.0	(53.5)
Derivative Instruments and Hedging Activities – Net Change	—	—	2.4	—	—	(0.8)	1.6
Deferred Policy Acquisition Costs Valuation Allowance	—	(45.1)	—	—	—	15.8	(29.3)
Minimum Pension Liability	—	—	—	—	(13.5)	4.7	(8.8)
Foreign Currency Translation	—	—	—	(11.0)	—	3.9	(7.1)

Balances at December 31, 2002	$1,882.2	$(54.4)	$20.9	$(24.1)	$(13.5)	$(629.8)	$1,181.3

FS-30	SAFECO 2002 FORM 10-K

NOTE 10 – EMPLOYEE BENEFIT PLANS

Safeco sponsors defined contribution and defined benefit plans covering substantially all employees. Employer contributions to these plans are made in cash.

The Safeco 401(k)/Profit Sharing Retirement Plan is a defined contribution plan. It includes a matching contribution of 66.6% of a participant’s contributions, up to 6% of eligible compensation, and a profit sharing feature comprised of a minimum contribution of 3% of each eligible participant’s compensation, as well as a variable component based on Safeco’s income. No variable profit-sharing contributions were made in 2002, 2001 or 2000. The following table summarizes defined contribution costs charged to income:

YEAR ENDED DECEMBER 31	2002	2001	2000

Matching Contributions	$15.5	$16.0	$15.5
Profit Sharing Contributions	16.2	14.5	14.3

Total	$31.7	$30.5	$29.8

The Safeco Employee’s Cash Balance Plan (CBP) is a noncontributory defined benefit plan that provides benefits for each year of service after 1988, based on the participant’s eligible compensation plus a stipulated rate of return on the benefit balance. It is Safeco’s policy to fund the CBP on a current basis to the full extent deductible under federal income tax regulations. CBP assets are principally invested in publicly traded stocks and bonds.

Safeco also provides certain healthcare and life insurance benefits, Other Post-Retirement Benefits (OPRB), for retired employees, their beneficiaries and eligible dependents. Substantially all employees become eligible for these benefits if they reach retirement age while working for Safeco. The cost of these benefits is shared by Safeco and retirees.

The following table summarizes the obligations and assets related to the Cash Balance Plan and Other Post-Retirement Benefits (OPRB) program:

	Pension Benefits (CBP)		Other Post-Retirement Benefits (OPRB)

DECEMBER 31	2002	2001	2002	2001

CHANGE IN BENEFIT OBLIGATION
Benefit Obligation at Beginning of Year	$146.8	$145.9	$133.5	$143.5
Service Cost	4.7	6.3	4.9	5.1
Interest Cost	10.3	10.6	9.4	10.5
Actuarial (Gain) Loss	(11.3)	0.7	34.0	(21.0)
Participant Contributions	—	—	2.5	1.5
Benefits Paid	(21.0)	(16.7)	(9.0)	(6.1)

Benefit Obligation at End of Year	129.5	146.8	175.3	133.5

CHANGE IN PLAN ASSETS
Fair Value of Plan Assets at Beginning of Year	125.0	129.4	2.9	3.2
Actual Gain (Loss) on Plan Assets	(15.3)	2.1	0.1	0.1
Employer Contributions	7.6	10.2	5.5	4.2
Participant Contributions	—	—	2.5	1.5
Benefits Paid	(21.0)	(16.7)	(9.0)	(6.1)

Fair Value of Plan Assets at End of Year	96.3	125.0	2.0	2.9

Funded (Underfunded) Status of Plan	(33.2)	(21.8)	(173.3)	(130.6)
Unrecognized Net Actuarial (Gain) Loss	19.5	9.6	31.4	(2.9)
Unrecognized Prior Service Cost	1.1	—	5.8	6.7

Net Liability	(12.6)	(12.2)	(136.1)	(126.8)

Amounts Recognized in Consolidated Balance Sheets
Accrued Benefit Liability	(26.1)	(12.2)	(136.1)	(126.8)
Other Comprehensive Income – Minimum Pension Liability	13.5	—	—	—

Net Liability	$(12.6)	$(12.2)	$(136.1)	$(126.8)

SAFECO 2002 FORM 10-K	FS-31

Obligation and assets associated with the CBP and OPRB are calculated using the following actuarial assumptions:

DECEMBER 31	2002	2001	2000

PENSION BENEFITS
Discount Rate	6.75%	7.25%	7.50%
Expected Return on Plan Assets*	8.50	9.00	9.00
Rate of Compensation Increases*	5.00	5.00	6.00

OTHER POSTRETIREMENT BENEFITS
Discount Rate	6.75%	7.25%	7.50%

*	These assumptions are based on estimates of the long term rates for these factors over the life of the plan.

In addition, the accumulated postretirement benefit obligation at December 31, 2002 was determined using a healthcare cost trend rate of 11.0% for 2003, gradually decreasing to 5% in 2009 and remaining at that level thereafter. A 1% point increase (decrease) in the assumed healthcare cost trend rate for each year would increase (decrease) the accumulated other postretirement benefit obligation as of December 31, 2002 by $20.1 (or $16.6) and the annual net periodic OPRB cost for the year then ended by $1.9 (or $1.6).

The following table summarizes CBP and OPRB costs charged to income:

	2002		2001		2000

YEAR ENDED DECEMBER 31	CBP	OPRB	CBP	OPRB	CBP	OPRB

Service Cost	$4.7	$4.9	$6.3	$5.1	$6.2	$5.4
Interest Cost	10.3	9.4	10.6	10.5	10.6	9.9
Expected Return on Plan Assets	(10.4)	(0.1)	(11.5)	(0.2)	(12.3)	(0.1)
Settlement (Gain) Loss	3.1	—	—	—	(0.1)	—
Amortization of Prior Service Cost and Unrecognized Actuarial Gain	0.2	0.7	—	1.3	—	1.6

Total	$7.9	$14.9	$5.4	$16.7	$4.4	$16.8

NOTE 11 – STOCK INCENTIVE PLANS

The Safeco Long-Term Incentive Plan of 1997 (the Plan), as amended, provides for the issuance of up to 12,000,000 shares of Safeco’s common stock. Incentive stock options, nonqualified stock options, restricted stock rights (RSR), performance stock rights (PSR) and stock appreciation rights are authorized under the Plan. Stock options are granted at exercise prices not less than the fair market value of the stock on the date of the grant. The terms and conditions upon which options become exercisable may vary among grants, however, option rights expire no later than ten years from the date of grant. Options and rights are granted to key employees and options generally vest on a straight line basis over four years. In May 2002, a one-time grant of 1,018,000 Non-Qualified Stock Options was made to Safeco employees not otherwise eligible for option grants. These newly issued options vest over two years and expire five years from the date of grant.

At December 31, 2002, there were 5,631,307 stock options outstanding (vested and unvested), 298,437 RSR and PSR share rights awarded but not yet matured, and 6,111,292 shares of common stock reserved for future options and rights.

FS-32	SAFECO 2002 FORM 10-K

Changes in stock options for the three years ended December 31, 2002 are as follows:

	Options Outstanding

	Shares	Weighted- Average Price Per Share

Balance December 31, 1999	2,397,938	$34.89
Granted	726,000	20.47
Exercised	(61,009)	20.11
Canceled	(145,250)	33.14

Balance December 31, 2000	2,917,679	31.69
Granted	894,750	26.45
Exercised	(317,293)	23.74
Canceled	(710,902)	32.33

Balance December 31, 2001	2,784,234	30.75
Granted	3,293,300	33.20
Exercised	(253,392)	26.50
Canceled	(192,835)	35.95

Balance December 31, 2002	5,631,307	$32.20

Information about stock options outstanding and exercisable at December 31, 2002 is as follows:

	Options Outstanding			Options Exercisable

RANGE OF EXERCISE PRICES	Shares	Weighted- Average Price Per Share	Remaining Contractual Life (Years)	Shares	Weighted- Average Price Per Share

$20.00 – 26.00	781,386	$21.98	7.38	269,836	$20.52
26.01 – 31.75	855,030	28.01	6.80	339,269	28.23
31.76 – 36.00	3,259,400	33.30	7.64	87,900	32.90
36.01 – 52.00	735,491	43.03	4.32	696,550	43.23

Total	5,631,307	$32.20	7.04	1,393,555	$34.53

RSRs provide for the holder to receive a stated number of share rights if the holder remains employed for a stated number of years. PSRs provide for the holder to receive a stated number of share rights if the holder attains certain specified performance goals within a stated performance cycle. Performance goals may include operating income, return on equity, relative stock price appreciation and/or other criteria.

Matured RSRs and earned PSRs are issued in stock and/or paid in cash at the option of the holder based on the fair market value of Safeco’s stock on the issue/payment date. Safeco charged to operations $3.8, $1.4 and $(0.6), during 2002, 2001 and 2000, respectively, for the compensation element of restricted and performance stock rights. These expense amounts are determined based on variable plan accounting under SFAS 123. RSRs compensation expense is charged to operations over the vesting period and PSRs compensation expense is charged to operations when it is probable the performance goals will be achieved.

SAFECO 2002 FORM 10-K	FS-33

Changes in RSRs and PSRs for the three years ended December 31, 2002 are as follows:

Share Rights

Balance December 31, 1999	262,324
Awarded	140,775
Matured/Earned	(41,581)
Canceled	(95,041)

Balance December 31, 2000	266,477
Awarded	174,592
Matured/Earned	(29,929)
Canceled	(167,494)

Balance December 31, 2001	243,646
Awarded	148,532
Matured/Earned	(54,820)
Canceled	(38,921)

Balance December 31, 2002	298,437

The Safeco Agency Stock Purchase Plan of 2000 (Agency Plan) provides for the issuance of up to 1,000,000 shares of Safeco’s common stock to agents that meet certain eligibility requirements. Agents meeting the eligibility requirements can purchase Safeco’s common stock at a discount from the closing market price on the purchase day. Common stock issued under the Agency Plan is held in a custodial account and restricted from sale, transfer or assignment during the two year restriction period. As of December 31, 2002, a total of 62,159 cumulative shares had been purchased, all of which were held in the custodial account.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Safeco leases office space, commercial real estate and certain equipment under leases that expire at various dates through 2018. These leases are accounted for as operating leases. Safeco does not have any capitalized leases.

Minimum rental commitments, including cost escalation clauses, for leases in effect at December 31, 2002 are as follows:

YEAR PAYABLE	Minimum Rentals

2003	$53.0
2004	48.5
2005	46.1
2006	42.9
2007	40.0
2008 and Thereafter	143.9

Total	$374.4

The amount of rent expense, net of sublease rental income, charged to operations was $49.6, $45.0 and $43.0 for 2002, 2001 and 2000, respectively.

Under state insolvency and guaranty laws, insurers licensed to do business in the state can be assessed or required to contribute to state guaranty funds to cover policyholder losses resulting from insurer insolvencies. Liabilities for guaranty funds are not discounted or recorded net of premium taxes and are included in other liabilities in the Consolidated Balance Sheets. At December 31, 2002 and 2001, Safeco had liabilities of $17.5 and $14.0, respectively, for estimated guaranty fund assessments.

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

FS-34	SAFECO 2002 FORM 10-K

NOTE 13 – ACQUISITIONS

In July 2002, Safeco completed its acquisition of the stop-loss medical business of Swiss Re Life & Health America Holding Company (Swiss Re). The primary purpose of the acquisition is to build a greater presence in the stop-loss medical business market and leverage Safeco’s expertise in this line of business. The transaction was in the form of an indemnity coinsurance agreement, with total assets acquired of $137.0 including the acquisition of Fort Wayne Risk Management Services, and resulted in the recognition of $26.0 of other intangible assets and $26.2 of goodwill. Nearly all of the other intangible assets are comprised of the value of the reinsurance contracts (and the related customer relationships) and are being amortized over a useful life of 20 years in proportion to estimated future gross profits. The assets and liabilities acquired from Swiss Re are included in the Consolidated Balance Sheets for 2002 and, beginning in July 2002, the results of these operations were included in the Consolidated Statements of Income (Loss). The acquired business generated earned premiums of $116.0 and pretax operating income of $23.6 from the acquisition date through December 31, 2002. For segment reporting purposes, these operations are included with the results of Life & Investments in the Group segment.

In September 2001, Safeco acquired the lender placed insurance business of ACE Limited (ACE). With $80.0 of premiums, the purpose of the acquisition was to build a greater presence as a provider of lender-placed hazard insurance.

NOTE 14 – RUNOFF OF LONDON OPERATIONS

In the third quarter of 2002, Safeco decided to put its London operations into runoff, resulting in a charge of $26.3 pretax in the quarter. This charge primarily reflects reserves strengthening to provide for emerging losses as the business is run off.

NOTE 15 – DISCONTINUED OPERATIONS

Safeco Credit Company, Inc (Safeco Credit) provided loans and equipment financing and leasing to commercial businesses, insurance agents and affiliated companies. In March 2001, Safeco decided to sell Safeco Credit. A plan of disposal was formalized establishing the measurement date as March 31, 2001, and as a result, Safeco Credit was accounted for as a discontinued operation effective March 31, 2001. On July 24, 2001, Safeco reached a definitive agreement to sell Safeco Credit to General Electric Capital Corporation. The sale was completed on August 15, 2001 (effective as of July 31, 2001) for total cash proceeds of $918.9. The proceeds included the repayment of loans to Safeco Credit and settlement of other affiliated transactions between Safeco Credit and Safeco totaling $668.9. The sale resulted in net proceeds of $250.0 and a pretax gain of $97.0. The $54.0 after tax gain on the sale is reported in the Consolidated Statements of Income (Loss).

Safeco Credit generated after tax profits of $4.2 for the seven months ended July 31, 2001 and $12.7 for 2000.

NOTE 16 – RESTRUCTURING CHARGES

In July 2001, Safeco announced that it would eliminate approximately 1,200 jobs by the end of 2003. Since the beginning of 2001 through the end of 2002, Safeco’s total employment has decreased by approximately 1,200, excluding the reduction due to the sale of Safeco Credit and the increase associated with the acquisition of Swiss Re. Positions eliminated were in the corporate headquarters and regional Property & Casualty operations.

Total restructuring charges and period costs associated with these changes were $66.1 through December 31, 2002. Exit costs totaled $18.0 and were accrued in the third quarter of 2001; period costs totaled $48.1: $26.3 in 2001 and $21.8 in 2002. The accrued exit costs of $18.0 included severance costs and lease termination and other costs that were recognized and accrued as a restructuring charge (exit costs) in the third quarter of 2001. Other charges not meeting the definition of exit costs have been expensed as restructuring charges in the periods incurred. These period costs include stay bonuses, employee transfer costs, recruiting and training expenses, related consulting fees and certain office closure costs.

SAFECO 2002 FORM 10-K	FS-35

The activity related to the accrued restructuring charges at December 31, 2002 was as follows:

Year Ended December 31	Severance Costs	Lease Termination and Other Costs	Total

Beginning Accrual in 2001	$13.0	$5.0	$18.0
Amounts Paid 2001	(8.0)	(1.5)	(9.5)
Amounts Paid 2002	(5.0)	(3.5)	(8.5)

Liability at December 31, 2002	$—	$—	$—

NOTE 17 – INTANGIBLES AND GOODWILL

Effective March 31, 2001, Safeco elected to change its accounting policy for assessing goodwill from one based on undiscounted cash flows to one based on a market value method. The market value method was determined to be a preferable way to assess the current value of goodwill. As a result, we recorded a goodwill write-off of $1,201.0 ($916.9 after tax) in the first quarter of 2001.

The market value method used to assess the recoverability of goodwill compared Safeco’s market capitalization (stock price multiplied by shares outstanding) to its reported book value (total shareholders’ equity). Given the extent of the shortfall of market capitalization compared to the reported book value as of March 31, 2001 and the fact that a similar shortfall had existed for almost two years, Safeco concluded that under the new method the entire goodwill asset was impaired and a write-off of the full amount was necessary. The majority of this goodwill (97%) resulted from the 1997 acquisition of American States Financial Corporation whose operations have been fully integrated into those of Safeco.

In the fourth quarter of 2001, after completion of a study, Safeco determined that its goodwill in R.F. Bailey (Underwriting Agencies) Ltd. was impaired, resulting in a write-down of $13.1 ($8.5 after tax).

Safeco adopted SFAS 142 on January 1, 2002. Under SFAS 142, goodwill and indefinite-lived intangible assets are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets continue to be amortized over their useful lives (but with no maximum life) unless deemed to have an indefinite life. As a result of adopting SFAS 142, $28.0 of other intangibles (net of $5.0 accumulated amortization) were reclassified to goodwill in 2002. The adoption had minimal impact on the Consolidated Statements of Income (Loss).

The following table presents Safeco’s intangibles and goodwill at December 31, 2002 and 2001. The purchase of Swiss Re’s stop-loss medical business in 2002 increased intangible and goodwill assets by $26.0 and $26.2, respectively. The acquired intangibles are being amortized over an average estimated useful life of 20 years.

DECEMBER 31, 2002	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

UNAMORTIZED INTANGIBLE ASSETS
Goodwill	$58.5	$—	$58.5
AMORTIZABLE INTANGIBLE ASSETS
Present Value of Future Profits	82.3	(33.0)	49.3
Insurance Policy Expirations	64.5	(42.3)	22.2
Distribution Agreement	35.0	(10.6)	24.4
Non-compete Agreements	12.0	(8.9)	3.1
Other Intangible Assets	36.6	(4.1)	32.5

Total	$288.9	$(98.9)	$190.0

FS-36	SAFECO 2002 FORM 10-K

DECEMBER 31, 2001	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

UNAMORTIZED INTANGIBLE ASSETS
Goodwill	$2.9	$—	$2.9
AMORTIZABLE INTANGIBLE ASSETS
Present Value of Future Profits	82.3	(27.9)	54.4
Insurance Policy Expirations	60.9	(36.1)	24.8
Distribution Agreement	67.3	(13.6)	53.7
Non-compete Agreements	11.1	(6.5)	4.6
Other Intangible Assets	10.8	(1.8)	9.0

Total	$235.3	$(85.9)	$149.4

Amortization expense pretax was $18.0, $33.5, and $66.0 for 2002, 2001 and 2000, respectively.

ESTIMATED FUTURE AMORTIZATION FOR THE YEARS ENDED DECEMBER 31, PRETAX

2003	$15.3
2004	13.4
2005	12.1
2006	10.7
2007	7.2
2008 and Thereafter	72.8

Total	$131.5

The changes in the carrying value of goodwill for each segment are presented in the following tables. For description of segments see Note 20 – Segment Information.

	January 1 2002	Additions	Reclassification	December 31 2002

Property & Casualty
SBI – Special Account Facility	$2.8	$—	$—	$2.8
Life & Investments
Group	—	27.6	28.0	55.6
L&I Other	0.1	—	—	0.1

Total	$2.9	$27.6	$28.0	$58.5

	January 1 2001	Additions	Amortization	Write-off	December 31 2001

Property & Casualty	$1,176.2	$2.8	$(11.0)	$(1,165.2)	$2.8
Life & Investments	49.5	0.1	(0.6)	(48.9)	0.1

Total	$1,225.7	$2.9	$(11.6)	$(1,214.1)	$2.9

SAFECO 2002 FORM 10-K	FS-37

The following table reverses the effect of the intangibles and goodwill amortization in 2001 and 2000 as if SFAS 142 was adopted in those years to show comparability of our reported net income (loss) in the periods presented.

YEAR ENDED DECEMBER 31	2002	2001	2000

Reported Net Income (Loss)	$301.1	$(989.2)	$114.6
Add back: Intangibles and Goodwill Amortization	—	11.1	37.9

Adjusted Net Income (Loss)	$301.1	$(978.1)	$152.5

INCOME (LOSS) PER SHARE – DILUTED AND BASIC
Reported Net Income (Loss)	$2.33	$(7.75)	$0.90
Add back: Intangibles and Goodwill Amortization	—	0.09	0.30

Adjusted Net Income (Loss)	$2.33	$(7.66)	$1.20

NOTE 18 – DIVIDEND RESTRICTIONS

Safeco’s insurance subsidiaries are restricted by state regulations as to the aggregate amount of dividends they may pay in any consecutive twelve-month period without regulatory approval. Generally, dividends may be paid out of earned surplus without approval with 30 days prior written notice within certain limits. The limits are generally based on the greater of 10% of the prior year statutory surplus or prior year statutory net income. Dividends in excess of the prescribed limits or the subsidiary’s earned surplus require formal state insurance commission approval. Based on statutory limits as of December 31, 2002, Safeco is able to receive approximately $490.6 in dividends from its insurance subsidiaries in 2003 without obtaining prior regulatory approval.

NOTE 19 – STATUTORY FINANCIAL INFORMATION

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

Statutory net income differs from net income reported in accordance with accounting principles generally accepted in the United States primarily because policy acquisition costs are expensed when incurred, life insurance reserves are based on different assumptions and income tax expense reflects only taxes paid or currently payable.

The NAIC revised the Accounting Practices and Procedures Manual in a process referred to as Codification, effective January 1, 2001. The domiciliary states of Safeco’s insurance subsidiaries have adopted the provisions of the revised manual. The revised manual has changed, to some extent, prescribed statutory accounting practices and resulted in changes to the accounting practices that Safeco’s insurance subsidiaries use to prepare their statutory-basis financial statements. Upon the January 1, 2001 adoption, Safeco’s Property & Casualty insurance companies statutory surplus increased by $207.4 and the life insurance companies by $45.3. Nearly all of the increase in the amount of statutory surplus relates to the recording of deferred tax assets that were not recorded in the statutory basis financial statements under the prior statutory accounting guidance.

Under Washington State’s insurance code, investments in foreign securities are not considered admitted assets for statutory accounting purposes. However, statutory accounting practices prescribed by the NAIC allow insurance companies to account for foreign investments as admitted assets. The Washington State Insurance Commissioner has the express statutory authority to permit an insurer to make investments not otherwise eligible under the state’s insurance code and has exercised this authority by permitting Safeco to account for its foreign investments as admitted assets. The Property & Casualty insurance subsidiaries hold investments in foreign corporations and municipalities of $114.9 and $105.9 at December 31, 2002 and 2001, respectively, and Life & Investments insurance subsidiaries hold investments in foreign corporations and municipalities of $162.9 and $326.4 at December 31, 2002 and 2001, respectively. These amounts increase the surplus of our insurance subsidiaries accordingly.

FS-38	SAFECO 2002 FORM 10-K

Statutory Net Income (Loss)

YEAR ENDED DECEMBER 31	2002	2001	2000

Property & Casualty	$464.5	$(218.2)	$211.5
Life	30.1	132.0	85.6

Statutory Capital and Surplus

DECEMBER 31	2002	2001

Property & Casualty	$2,509.5	$2,266.7
Life	903.4	782.9

NOTE 20 – SEGMENT INFORMATION

Safeco operates on a nationwide basis in two principal businesses: (1) property and casualty insurance including surety (Property & Casualty) and (2) life insurance and asset management (Life & Investments).

Property & Casualty

Safeco’s Property & Casualty Insurance operations are organized around our four operating segments: Safeco Personal Insurance (SPI), Safeco Business Insurance (SBI), Surety and Property & Casualty Other (P&C Other). These operations contain our reportable segments, which are managed separately as described below.

Safeco Personal Insurance

SPI writes automobile, homeowners and other insurance coverages for individuals, and the SPI operations are organized around three reportable segments – Personal Auto, Homeowners and Specialty, which are managed separately by these product groupings.

The Personal Auto segment provides coverage for liability to others for both bodily injury and property damage and for physical damage to an insured’s own vehicle from collision and other hazards.

The Homeowners segment provides protection against losses to dwellings and contents from a wide variety of hazards, as well as coverage for liability arising from ownership or occupancy. Homeowners policies insure dwellings, condominiums, and rental property contents.

The Specialty segment provides coverages for earthquake, dwelling fire, inland marine and boat insurance for individuals.

Safeco Business Insurance

SBI writes various commercial coverages including commercial multi-peril, workers compensation, general liability and auto. SBI’s operations are organized around three reportable segments: SBI Regular, SBI Special Accounts Facility and SBI Runoff, which are managed separately based on the nature of the underlying insured.

SBI Regular is Safeco’s core commercial segment writing commercial lines insurance for small-to-medium sized businesses. The principal coverages offered by SBI Regular are commercial multi-peril, general liability, workers compensation and auto.

SBI Special Accounts Facility writes larger commercial accounts for key Safeco agents and our four continuing specialty commercial programs.

SAFECO 2002 FORM 10-K	FS-39

SBI Runoff includes results for the larger commercial business accounts and 15 specialty programs that Safeco is exiting.

Surety

Surety provides an insured with a third party guarantee of a statutory or contractual obligation of the insured. Safeco offers surety bonds primarily for construction, performance and for legal matters such as appeals, probate and bankruptcies.

Property & Casualty Other

P&C Other includes discontinued assumed reinsurance business, non-voluntary property and casualty business for personal lines, results from Safeco’s Lloyds of London operations which are in runoff and certain other discontinued product lines.

Life & Investments

Life & Investments provides a broad range of products and services that include individual and group insurance products, annuity products, mutual funds and investment advisory services. These operations are managed separately as six reportable segments: Retirement Services, Income Annuities, Group, Individual, Asset Management and Life & Investments Other (L&I Other) based on product groupings.

Retirement Services products are primarily fixed and variable deferred annuities (both qualified and non-qualified), tax-sheltered annuities (marketed to teachers and not-for-profit organizations), guaranteed investment contracts and corporate retirement funds.

Income Annuities’ principal product is the structured settlement annuity that is sold to fund third party personal injury settlements, providing a reliable income stream to the injured party.

Group’s principal product is stop-loss medical insurance sold to employers with self-insured medical plans. Also included in this segment are group life, accidental death and dismemberment and disability products.

Individual’s products include term, universal and variable universal life and BOLI.

Asset Management provides investment advisory services for Safeco mutual funds, variable insurance portfolios, institutional and trust accounts.

L&I Other is comprised mainly of investment income resulting from the investment of capital and accumulated earnings of the operating lines of business. L&I Other also includes the results of a wholly-owned subsidiary, Talbot Financial Corporation (Talbot), an insurance agency.

Corporate

In addition to these operating segments, certain activities are reported in the Corporate segment and not allocated to individual segments. The Corporate segment includes operating results for the parent company, which includes interest expense for Safeco’s debt; SFP, which is engaged in limited derivative activity; Safeco Properties, Inc., which owns real estate held for sale; and intercompany eliminations.

Safeco’s management measures segment profit or loss for Property & Casualty based upon underwriting results. Underwriting results (profit or loss) represent the net amount of earned premium less underwriting losses and expenses on a pretax basis. Management views underwriting results as a critical measure to assess the underwriting profitability of the Property & Casualty operations.

Life & Investments results are evaluated based on pretax operating earnings, which excludes net realized investment gains and losses and unusual or non-recurring events or transactions. Management believes the presentation of segment pretax operating earnings enhances the understanding of our results of operations by highlighting earnings attributable to the normal, recurring operations of the business.

FS-40	SAFECO 2002 FORM 10-K

Underwriting results and segment pretax operating earnings are not a substitute for net income determined in accordance with GAAP.

The following tables present selected financial information by segment and reconcile segment revenues, underwriting results and pretax operating earnings to amounts reported in the Consolidated Statements of Income (Loss).

REVENUES

YEAR ENDED DECEMBER 31	2002	2001	2000

PROPERTY & CASUALTY EARNED PREMIUMS
Safeco Personal Insurance (SPI)
Personal Auto	$1,947.1	$1,767.4	$1,723.6
Homeowners	757.4	740.6	729.8
Specialty	203.1	201.6	186.7

Total SPI	2,907.6	2,709.6	2,640.1

Safeco Business Insurance (SBI)
Regular	1,014.1	1,033.0	1,171.7
Special Accounts Facility	276.0	128.1	111.6
Runoff	170.9	482.3	555.4

Total SBI	1,461.0	1,643.4	1,838.7

Surety	126.3	95.6	61.6
P&C Other	26.4	24.2	23.0

Total Earned Premiums	4,521.3	4,472.8	4,563.4
Net Investment Income	460.0	457.7	460.5

Total Property & Casualty Revenues	4,981.3	4,930.5	5,023.9

LIFE & INVESTMENTS PREMIUMS, NET INVESTMENT INCOME AND OTHER REVENUES
Retirement Services	379.5	367.1	429.3
Income Annuities	529.2	530.0	497.0
Group	477.4	336.2	315.6
Individual	379.7	367.8	340.7
Asset Management	29.9	35.9	42.9
L&I Other	189.2	180.3	174.2

Total Premiums, Net Investment Income and Other Revenues	1,984.9	1,817.3	1,799.7

Consolidated Net Realized Investment Gains	82.5	93.0	139.5
Corporate	16.4	21.7	12.0

TOTAL REVENUES	$7,065.1	$6,862.5	$6,975.1

SAFECO 2002 FORM 10-K	FS-41

PRETAX UNDERWRITING PROFITS (LOSSES), PRETAX OPERATING EARNINGS AND NET INCOME (LOSS)

YEAR ENDED DECEMBER 31	2002	2001	2000

PROPERTY & CASUALTY
Underwriting Profits (Losses)
Safeco Personal Insurance (SPI)
Personal Auto	$(44.4)	$(80.5)	$(123.0)
Homeowners	(37.2)	(205.6)	(116.7)
Specialty	28.9	3.9	18.2

Total SPI	(52.7)	(282.2)	(221.5)

Safeco Business Insurance (SBI)
Regular	(51.7)	(163.2)	(110.6)
Special Accounts Facility	17.8	3.9	5.7
Runoff	(107.5)	(279.6)	(162.3)

Total SBI	(141.4)	(438.9)	(267.2)

Surety	17.6	2.4	11.7
P&C Other	(63.1)	(118.8)	(44.9)

Total Underwriting Losses	(239.6)	(837.5)	(521.9)
Net Investment Income	460.0	457.7	460.5
Goodwill Amortization	—	(11.0)	(44.0)
Goodwill Write-off	—	(1,165.2)	—
Restructuring Charges	(21.8)	(44.3)	—

Total	198.6	(1,600.3)	(105.4)

LIFE & INVESTMENTS
Pretax Operating Earnings
Retirement Services	21.6	15.6	30.0
Income Annuities	41.5	47.8	26.4
Group	69.2	26.6	4.3
Individual	21.6	22.8	24.6
Asset Management	5.2	8.0	13.0
L&I Other	77.9	76.7	70.2

Pretax Operating Earnings	237.0	197.5	168.5
Goodwill Write-off	—	(48.9)	—

Total	237.0	148.6	168.5

Corporate	(55.6)	(54.6)	(63.2)
Net Realized Investment Gains	82.5	93.0	139.5

Income (Loss) from Continuing Operations before Income Taxes, Distributions on Capital Securities and Change in Accounting Principle	462.5	(1,413.3)	139.4
Provision (Benefit) for Income Taxes	116.6	(412.8)	(7.3)

Income (Loss) from Continuing Operations before Distributions on Capital Securities and Change in Accounting Principle	345.9	(1,000.5)	146.7
Distributions on Capital Securities, Net of Taxes	(44.8)	(44.8)	(44.8)
Income from Discontinued Operations, Net of Taxes	—	4.2	12.7
Gain from Sale of Credit Operations, Net of Taxes	—	54.0	—
Cumulative Effect of Change in Accounting Principle, Net of Taxes	—	(2.1)	—

NET INCOME (LOSS)	$301.1	$(989.2)	$114.6

FS-42	SAFECO 2002 FORM 10-K

ASSETS

DECEMBER 31	2002	2001	2000

PROPERTY & CASUALTY
Safeco Personal Insurance (SPI)
Personal Auto	$3,495.0	$2,953.3	$3,071.1
Homeowners	1,868.0	1,668.2	1,772.7
Specialty	695.1	617.5	637.8

Total SPI	6,058.1	5,239.0	5,481.6

Safeco Business Insurance (SBI)
Regular	3,165.7	2,947.2	3,233.7
Special Accounts Facility	546.0	239.4	226.3
Runoff	1,709.6	2,182.1	1,953.4

Total SBI	5,421.3	5,368.7	5,413.4

Surety	415.6	312.2	184.2
P&C Other	1,040.0	1,143.2	1,086.8

Total	12,935.0	12,063.1	12,166.0

LIFE & INVESTMENTS
Retirement Services	7,298.3	6,403.9	6,176.6
Income Annuities	7,386.6	6,978.7	6,605.7
Group	353.4	172.5	192.2
Individual	4,347.1	3,989.2	3,658.8
Asset Management	60.4	73.6	73.5
L&I Other	2,074.4	1,604.7	1,192.2

Total	21,520.2	19,222.6	17,899.0

Discontinued Credit Operations	—	—	481.2
Corporate	200.8	443.0	194.0

Total Assets	$34,656.0	$31,728.7	$30,740.2

NOTE 21 – QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Annual

REVENUES
2002	$1,712.6	$1,798.3	$1,794.6	$1,759.6	$7,065.1
2001	1,732.9	1,715.7	1,708.1	1,705.8	6,862.5
2000	1,730.0	1,734.3	1,769.9	1,740.9	6,975.1

NET INCOME (LOSS)
2002	$63.6	$105.2	$75.2	$57.1	$301.1
2001*	(882.8)	(14.4)	(100.6)	8.6	(989.2)
2000	29.8	29.1	45.5	10.2	114.6

NET INCOME (LOSS) PER SHARE – DILUTED
2002	$.50	$.82	$.59	$.42	$2.33
2001*	(6.91)	(.11)	(.79)	.06	(7.75)
2000	.23	.23	.36	.08	.90

*	Included in the 2001 income (loss) amounts are the following:
First Quarter: Goodwill write-off of $1,201.0 ($917.0 after tax)
Third Quarter: Property & Casualty’s loss reserve strengthening of $240.0 ($156.0 after tax)

SAFECO 2002 FORM 10-K	FS-43

Safeco Corporation and Subsidiaries

Summary of Investments – Other Than Investments in Related Parties	Schedule I

TYPE OF INVESTMENTS

DECEMBER 31, 2002	Cost or Amortized Cost	Fair Value	Balance Sheet Amount

(In Millions)

FIXED MATURITIES
Bonds
U.S. Government & Agencies	$1,801.1	$2,076.0	$2,076.0
States and Political Subdivisions	2,386.2	2,640.0	2,640.0
Foreign Governments	284.6	377.0	377.0
Public Utilities	2,424.0	2,459.9	2,459.9
Convertible Bonds	75.5	126.2	126.2
Mortgage-Backed Securities	5,171.2	5,496.0	5,496.0
All Other Corporate Bonds	10,306.4	10,900.4	10,900.4
Redeemable Preferred Stocks	197.1	202.5	202.5

Total Fixed Maturities (1)	22,646.1	24,278.0	24,278.0

EQUITY SECURITIES
Common Stocks
Public Utilities	31.0	44.8	44.8
Banks, Trust and Insurance Companies	54.4	100.9	100.9
Industrial, Miscellaneous and All Other	504.9	742.3	742.3
Non-Redeemable Preferred Stocks	186.9	194.5	194.5

Total Equity Securities	777.2	$1,082.5	1,082.5

OTHER
Mortgage Loans (1)	925.9		925.9
Policy Loans	88.1		88.1
Other Invested Assets (2)	85.7		85.7
Short-Term Investments	311.0		311.0

Total Other	1,410.7		1,410.7

Total Investments	$24,834.0		$26,771.2

(1)	The carrying value of investments in fixed maturities and mortgage loans that have not produced income for the last twelve months is $48.3 at December 31, 2002.

(2)	Other Invested Assets includes real estate, limited partnerships and derivative financial instruments.

SAFECO 2002 FORM 10-K	S-1

Safeco Corporation and Subsidiaries

Condensed Statements of Income (Loss)	Schedule II

Condensed Financial Information of the Registrant (Parent Company)

YEAR ENDED DECEMBER 31	2002	2001	2000

(In Millions)

REVENUES
Dividends – Nonaffiliates	$4.0	$1.5	$1.9
Interest – Affiliates	7.1	16.8	20.6
– Nonaffiliates	0.1	1.1	4.9
Net Realized Investment Gains (Losses)	(22.4)	(13.0)	0.8

Total	(11.2)	6.4	28.2

EXPENSES
Interest	64.3	78.8	88.6
Distributions on Capital Securities	69.0	69.0	69.0
Other	6.7	5.4	8.6

Total	140.0	153.2	166.2

Loss from Continuing Operations before Income Taxes	(151.2)	(146.8)	(138.0)
Benefit from Income Taxes	(52.6)	(52.0)	(48.7)

Loss from Continuing Operations	(98.6)	(94.8)	(89.3)
Income from Discontinued Credit Operations, Net of Taxes	—	4.2	—
Gain from Sale of Credit Operations, Net of Taxes	—	54.0	—

Loss before Equity in Net Income (Loss) of Subsidiaries	(98.6)	(36.6)	(89.3)
Equity in Net Income (Loss) of Subsidiaries	399.7	(952.6)	203.9

Consolidated Net Income (Loss)	$301.1	$(989.2)	$114.6

S-2	SAFECO 2002 FORM 10-K

Safeco Corporation and Subsidiaries

Condensed Balance Sheets	Schedule II

Condensed Financial Information of the Registrant (Parent Company)

DECEMBER 31	2002	2001

(In Millions)

ASSETS
Investments
Stock of Subsidiaries – At Cost Plus Equity in Undistributed Earnings	$6,028.7	$5,330.4
Fixed Maturities Available-for-Sale, at Fair Value (Amortized cost: $78.2; $4.2)	78.5	5.5
Marketable Equity Securities Available-for-Sale, at Fair Value (Cost: $10.4; $27.8)	20.9	45.8
Other Invested Assets	21.3	23.0
Short-Term Investments	6.4	5.5

Total Investments	6,155.8	5,410.2

Receivables from Affiliated Companies	258.0	222.6
Interest Receivable	14.7	0.3
Current Income Taxes Recoverable	14.4	—
Deferred Income Taxes Recoverable	43.6	52.5
Other Assets	63.1	12.7
Securities Lending Collateral	92.5	19.7

Total Assets	$6,642.1	$5,718.0

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest Payable	$58.2	$48.7
Payables to Affiliated Companies	43.8	3.4
Dividends Payable to Shareholders	25.6	23.6
Debt	1,945.1	1,915.4
Current Income Taxes Payable	—	22.8
Other Liabilities	45.3	49.8
Securities Lending Payable	92.5	19.7

Total Liabilities	2,210.5	2,083.4

Preferred Stock, No Par Value
Shares Authorized: 10
Shares Issued and Outstanding: None
Common Stock, No Par Value
Shares Authorized: 300
Shares Reserved for Options: 12.0; 6.4
Shares Issued and Outstanding: 138.2; 127.7	1,178.1	841.9
Retained Earnings	2,072.2	1,875.9
Accumulated Other Comprehensive Income, Net of Taxes	1,181.3	916.8

Total Shareholders’ Equity	4,431.6	3,634.6

Total Liabilities and Shareholders’ Equity	$6,642.1	$5,718.0

SAFECO 2002 FORM 10-K	S-3

Safeco Corporation and Subsidiaries

Condensed Statements of Cash Flows	Schedule II

Condensed Financial Information of the Registrant (Parent Company)

YEAR ENDED DECEMBER 31	2002	2001	2000

(In Millions)

OPERATING ACTIVITIES
Dividends and Interest Received – Affiliates	$208.4	$220.3	$486.9
– Nonaffiliates	5.3	10.1	6.6
Interest Paid and Distributions on Capital Securities	(138.7)	(147.5)	(150.1)
Other, Net	5.5	6.0	(2.2)
Income Taxes Refunded (Paid)	28.8	(13.4)	6.6

Net Cash Provided by Operating Activities	109.3	75.5	347.8

INVESTING ACTIVITIES
Purchases of
Fixed Maturities	(326.5)	(4.1)	(14.9)
Equities	(5.5)	(13.6)	(93.8)
Other Invested Assets	(58.0)	—	—
Maturities of Fixed Maturities	—	—	20.0
Sales of
Fixed Maturities	3.5	58.3	13.2
Equities	12.2	27.5	63.3
Funds Loaned to Affiliate	—	—	(300.0)
Net (Increase) Decrease in Short-Term Investments	(0.9)	13.6	43.7
Proceeds from Sale of Credit Operations	—	250.0	—
Funds Repaid by Affiliate	—	86.4	—
Net Capital Contributions to Subsidiaries	3.1	(324.1)	—

Net Cash (Used in) Provided by Investing Activities	(372.1)	94.0	(268.5)

FINANCING ACTIVITIES
Proceeds from Notes	371.8	—	300.0
Proceeds from Common Stock Offering	329.2	—	—
Repayment of Notes	(42.8)	—	—
Net Repayment of Commercial Paper	(299.0)	(50.8)	(159.1)
Common Stock Reacquired	(9.9)	(8.1)	(30.4)
Dividends Paid to Shareholders	(94.6)	(118.1)	(189.4)
Other, Net	8.1	7.4	(0.4)

Net Cash Provided by (Used in) Financing Activities	262.8	(169.6)	(79.3)

Net Decrease in Cash and Cash Equivalents	—	(0.1)	—
Cash and Cash Equivalents at Beginning of Year	—	0.1	0.1

Cash and Cash Equivalents at End of Year	$—	$—	$0.1

S-4	SAFECO 2002 FORM 10-K

Safeco Corporation and Subsidiaries

Condensed Statements of Cash Flows –	Schedule II

Reconciliation of Net Income (Loss) to Net Cash Provided by Operating Activities

Condensed Financial Information of the Registrant (Parent Company)

YEAR ENDED DECEMBER 31	2002	2001	2000

(In Millions)

Net Income (Loss)	$301.1	$(989.2)	$114.6

ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Equity in Net Income (Loss) of Consolidated Subsidiaries	(399.7)	952.6	(203.9)
Dividends Received from Consolidated Subsidiaries	199.4	207.6	465.1
Net Realized Investment (Gains) Losses	22.4	13.0	(0.8)
Deferred Income Tax Provision (Benefit)	10.7	(10.2)	(50.7)
Other	(1.3)	(0.3)	1.4
Gain from Sale of Credit Operations, Net of Taxes	—	(54.0)	—
Changes in
Accrued Investment Income	(14.4)	—	—
Interest Payable	9.5	—	6.9
Accrued Income Taxes	(37.2)	25.7	8.6
Other Assets and Liabilities	18.8	(69.7)	6.6

Total Adjustments	(191.8)	1,064.7	233.2

Net Cash Provided by Operating Activities	$109.3	$75.5	$347.8

In December 2002, the parent company contributed $150.0 to Property & Casualty and $100.0 to Life & Investments, consisting of $249.3 of fixed maturities and $0.7 of cash. There were no significant non-cash financing or investing activities for the years ended December 31, 2001 and 2000.

SAFECO 2002 FORM 10-K	S-5

Safeco Corporation and Subsidiaries

Supplemental Insurance Information

DECEMBER 31, 2002

(In Millions)
SEGMENT	Deferred Policy Acquisition Costs	Reserve for Future Policy Benefits, Losses, Claims and Loss Expenses	Unearned Premiums	Other Policy Claims and Benefits Payable

PROPERTY & CASUALTY
SPI
Personal Auto	$77.7	$1,256.9	$544.6	$—
Homeowners	77.8	301.7	416.5	—
Specialty	23.7	106.2	119.3	—
SBI
Regular	96.2	1,467.4	530.9	—
Special Accounts Facility	19.5	143.2	107.2	—
Runoff	0.2	1,007.6	0.8	—
Surety	37.6	60.2	97.1	—
P&C Other	0.2	655.3	21.6	—
Restructuring Charges	—	—	—	—

Total	332.9	4,998.5	1,838.0	—

LIFE & INVESTMENTS
Retirement Services	129.1	43.8	—	5,930.5
Income Annuities	—	—	—	6,308.4
Group	14.7	249.9	2.5	—
Individual	149.6	216.2	7.0	3,416.5
Asset Management	—	—	—	—
L&I Other	—	—	—	—

Total	293.4	509.9	9.5	15,655.4

Corporate	—	—	—	—

Consolidated Totals	$626.3	$5,508.4	$1,847.5	$15,655.4

S-6	SAFECO 2002 FORM 10-K

Schedule III

Year Ended December 31, 2002

Premiums and Service Fee Revenues	Net Investment Income	Benefits, Claims, Losses and Adjustment Expenses	Amortization of Deferred Policy Acquisition Costs	Other Operating Costs	Net Written Premiums

$1,947.1	$120.1	$1,533.0	$272.1	$186.4	$2,025.7
757.4	65.5	574.3	150.0	70.3	767.6
203.1	23.6	110.5	46.7	17.0	202.7

1,014.1	111.3	697.6	184.7	183.5	1,055.2
276.0	10.5	142.1	71.5	44.7	349.0
170.9	79.2	209.2	30.7	38.4	25.0
126.3	9.1	29.6	60.9	18.2	133.6
26.4	40.7	66.9	2.2	20.4	25.8
—	—	—	—	21.8	—

4,521.3	460.0	3,363.2	818.8	600.7	$4,584.6

24.0	355.5	288.5	22.2	47.2
0.2	529.0	470.2	—	17.5
472.1	5.3	277.0	6.2	125.0
142.6	237.1	286.6	12.4	59.1
28.7	1.2	—	—	24.7
110.7	78.5	—	—	111.3

778.3	1,206.6	1,322.3	40.8	384.8

—	5.7	—	—	72.0

$5,299.6	$1,672.3	$4,685.5	$859.6	$1,057.5

SAFECO 2002 FORM 10-K	S-7

Safeco Corporation and Subsidiaries

Supplemental Insurance Information (continued)

DECEMBER 31, 2001

(In Millions)
SEGMENT	Deferred Policy Acquisition Costs	Reserve for Future Policy Benefits, Losses, Claims and Loss Expenses	Unearned Premiums	Other Policy Claims and Benefits Payable

PROPERTY & CASUALTY
SPI
Personal Auto	$64.4	$1,172.5	$465.4	$—
Homeowners	79.8	298.5	406.0	—
Specialty	24.6	98.3	119.8	—
SBI
Regular	87.0	1,439.1	484.5	—
Special Accounts Facility	7.6	87.7	33.7	—
Runoff	25.0	1,206.4	153.7	—
Surety	33.7	57.1	87.6	—
P&C Other	0.6	694.1	22.2	—
Goodwill Amortization	—	—	—	—
Goodwill Write-off	—	—	—	—
Restructuring Charges	—	—	—	—

Total	322.7	5,053.7	1,772.9	—

LIFE & INVESTMENTS
Retirement Services	120.2	14.7	—	5,174.7
Income Annuities	—	—	—	6,245.3
Group	16.5	142.0	2.3	—
Individual	167.4	235.1	7.0	3,204.2
Asset Management	—	—	—	—
L&I Other	—	—	—	—
Goodwill Write-off	—	—	—	—

Total	304.1	391.8	9.3	14,624.2

Corporate	—	—	—	—

Consolidated Totals	$626.8	$5,445.5	$1,782.2	$14,624.2

S-8	SAFECO 2002 FORM 10-K

Schedule III

Year Ended December 31, 2001

Premiums and Service Fee Revenues	Net Investment Income	Benefits, Claims, Losses and Adjustment Expenses	Amortization of Deferred Policy Acquisition Costs	Other Operating Costs	Net Written Premiums

$1,767.4	$112.9	$1,429.2	$295.0	$123.7	$1,795.2
740.6	63.7	724.1	114.0	108.1	743.0
201.6	22.8	130.1	36.1	31.5	204.2

1,033.0	109.3	845.0	185.8	165.4	983.3
128.1	7.0	72.3	39.9	11.8	133.9
482.3	87.6	596.4	75.1	90.6	424.3
95.6	7.6	30.3	42.6	20.3	131.5
24.2	46.8	136.8	3.7	2.5	23.8
—	—	—	—	11.0	—
—	—	—	—	1,165.2	—
—	—	—	—	44.3	—

4,472.8	457.7	3,964.2	792.2	1,774.4	$4,439.2

27.9	339.2	284.5	17.0	50.0
0.4	529.6	463.9	—	18.3
332.5	3.7	212.2	5.7	91.7
141.1	226.7	274.3	9.6	61.1
33.6	2.3	—	—	27.9
101.5	78.8	—	—	103.6
—	—	—	—	48.9

637.0	1,180.3	1,234.9	32.3	401.5

—	11.3	—	—	76.3

$5,109.8	$1,649.3	$5,199.1	$824.5	$2,252.2

SAFECO 2002 FORM 10-K	S-9

Safeco Corporation and Subsidiaries

Supplemental Insurance Information (continued)

DECEMBER 31, 2000

(In Millions)
SEGMENT	Deferred Policy Acquisition Costs	Reserve for Future Policy Benefits, Losses, Claims and Loss Expenses	Unearned Premiums	Other Policy Claims and Benefits Payable

PROPERTY & CASUALTY
SPI
Personal Auto	$61.5	$1,134.7	$437.6	$—
Homeowners	80.9	261.0	403.5	—
Specialty	24.1	86.4	119.7	—
SBI
Regular	93.8	1,345.0	534.8	—
Special Accounts Facility	6.2	70.6	27.0	—
Runoff	32.2	1,071.7	211.5	—
Surety	12.9	(11.8)	70.4	—
P&C Other	0.5	655.1	22.4	—
Goodwill Amortization	—	—	—	—

Total	312.1	4,612.7	1,826.9	—

LIFE & INVESTMENTS
Retirement Services	104.3	14.1	—	4,925.8
Income	—	—	—	6,167.8
Group	17.8	173.1	2.9	—
Individual	171.2	229.1	6.7	2,992.1
Asset Management	—	—	—	—
L&I Other	—	—	—	—

Total	293.3	416.3	9.6	14,085.7

Corporate	—	—	—	—

Consolidated Totals	$605.4	$5,029.0	$1,836.5	$14,085.7

S-10	SAFECO 2002 FORM 10-K

Schedule III

Year Ended December 31, 2000

Premiums and Service Fee Revenues	Net Investment Income	Benefits, Claims, Losses and Adjustment Expenses	Amortization of Deferred Policy Acquisition Costs	Other Operating Costs	Net Written Premiums

$1,723.6	$114.4	$1,446.9	$294.4	$105.3	$1,725.6
729.8	60.1	626.9	116.6	103.0	738.7
186.7	19.1	108.2	30.3	30.0	193.3

1,171.7	115.7	903.8	208.3	171.8	1,140.9
111.6	6.0	64.4	35.1	6.3	116.5
555.4	89.0	534.9	86.1	96.9	538.1
61.6	3.3	21.2	22.0	6.7	63.8
23.0	52.9	63.7	3.8	(1.3)	22.8
—	—	—	—	44.0	—

4,563.4	460.5	3,770.0	796.6	562.7	$4,539.7

36.8	392.5	328.8	22.8	47.7
1.2	495.8	440.3	—	30.3
313.6	2.0	214.7	5.3	91.3
133.8	206.9	248.4	9.5	58.2
37.0	5.9	—	—	29.9
95.8	78.4	—	—	104.0

618.2	1,181.5	1,232.2	37.6	361.4

—	(8.5)	(14.6)	—	89.8

$5,181.6	$1,633.5	$4,987.6	$834.2	$1,013.9

SAFECO 2002 FORM 10-K	S-11

Safeco Corporation and Subsidiaries

Reinsurance	Schedule IV

YEAR ENDED DECEMBER 31	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Assumed to Net

(In Millions)

2002
Life Insurance in Force at Year End	$63,354.6	$(11,906.8)	$3,646.4	$55,094.2	6.6%

Premiums Earned
Property & Casualty Insurance	4,553.3	(124.4)	92.4	4,521.3	2.0%
Life Insurance	155.8	(25.4)	6.9	137.3	5.0%
Accident and Health Insurance	340.5	(15.6)	137.4	462.3	29.7%

Total	$5,049.6	$(165.4)	$236.7	$5,120.9	4.6%

2001
Life Insurance in Force at Year End	$57,330.1	$(9,846.3)	$181.3	$47,665.1	0.4%

Premiums Earned
Property & Casualty Insurance	4,597.3	(151.5)	27.0	4,472.8	0.6%
Life Insurance	150.5	(21.0)	(18.7)	110.8	(16.9)%
Accident and Health Insurance	345.4	(13.6)	18.9	350.7	5.4%

Total	$5,093.2	$(186.1)	$27.2	$4,934.3	0.6%

2000
Life Insurance in Force at Year End	$55,077.6	$(8,815.0)	$184.2	$46,446.8	0.4%

Premiums Earned
Property & Casualty Insurance	4,717.6	(163.0)	8.8	4,563.4	0.2%
Life Insurance	173.4	(17.6)	12.9	168.7	7.6%
Accident and Health Insurance	262.8	(15.1)	19.2	266.9	7.2%

Total	$5,153.8	$(195.7)	$40.9	$4,999.0	0.8%

S-12	SAFECO 2002 FORM 10-K

Safeco Corporation and Subsidiaries

Supplemental Information Concerning	Schedule VI

Consolidated Property & Casualty Insurance Operations

AFFILIATION WITH REGISTRANT: PROPERTY & CASUALTY SUBSIDIARIES

DECEMBER 31	2002	2001	2000

(In Millions)

Deferred Policy Acquisition Costs	$332.9	$322.7	$312.1
Reserve for Losses and Loss Adjustment Expenses	4,998.5	5,053.7	4,612.7
Unearned Premiums	1,838.0	1,772.9	1,826.9

YEAR ENDED DECEMBER 31	2002	2001	2000

Earned Premiums	$4,521.3	$4,472.8	$4,563.4
Net Investment Income	460.0	457.7	460.5
Loss and Loss Adjustment Expenses Incurred Related to
Current Year	3,237.4	3,619.1	3,621.7
Prior Year	125.8	345.1	148.3
Amortization of Deferred Policy Acquisition Expenses	818.8	792.2	796.6
Paid Losses and Loss Adjustment Expenses	3,414.1	3,595.5	3,570.0
Net Written Premiums	4,584.6	4,439.2	4,539.7

SAFECO 2002 FORM 10-K	S-13

Safeco Corporation and Subsidiaries

Index to Exhibits

3.1	Bylaws (as last amended November 6, 2002), filed as Exhibit to Safeco’s Registration Statement on Form S-3 filed on December 30, 2002 (File No. 333-102298), are incorporated herein by this reference.

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

4.11

Indenture for Debt Securities between J.P. Morgan Trust Company, National Association, and Safeco, dated as of August 23, 2002, filed as Exhibit 4.11 to Safeco’s Current Report on Form 8-K dated January 28, 2003 (File No. 1-6563), is incorporated herein by this reference.

4.12	Form of 4.200% Senior Notes due 2008.

4.13	Form of 4.875% Senior Notes due 2010.

SAFECO 2002 FORM 10-K	E-1

Safeco Corporation and Subsidiaries

Index to Exhibits (continued)

10.1	First Amendment to Employment Agreement between Safeco Corporation and Michael S. McGavick dated as of December 12, 2002.

10.2

Safeco Corporation Deferred Compensation Plan for Directors, as Amended and Restated on August 2, 2000, filed as Exhibit 10.1 to Safeco’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (File No. 1-6563), is incorporated herein by this reference.

10.3	Safeco Deferred Compensation Plan for Executives, as Amended and Restated November 5, 2002.

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

10.5

Form of Change in Control Severance Agreements between Safeco and each of Bruce M. Allenbaugh, Michael E. LaRocco, Dale E. Lauer, Michael S. McGavick, Allie R. Mysliwy, James W. Ruddy, Yomtov Senegor and Randall H. Talbot, in each case dated as of November 7, 2001, filed as Exhibit 10.5 to Safeco’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-6563), is incorporated herein by this reference.

10.6

Safeco Long-Term Incentive Plan of 1997 as Amended and Restated February 7, 2001, filed as Exhibit 10.6 to Safeco’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-6563), is incorporated herein by this reference.

10.7

Form of Stock Option Contract granted under the Safeco Long-Term Incentive Plan of 1997, filed as Exhibit 10.6 to Safeco’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 1-6563), is incorporated herein by this reference.

10.8

Form of Nonqualified Stock Option Award Agreement – Non-Employee Director granted under the Safeco Long-Term Incentive Plan of 1997, filed as Exhibit 10.4 to Safeco’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 (File No. 1-6563), is incorporated herein by this reference.

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

E-2	SAFECO 2002 FORM 10-K

Safeco Corporation and Subsidiaries

Index to Exhibits (continued)

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

10.15

Retirement Agreement between Safeco Corporation and Rod A. Pierson dated October 15, 2001, filed as Exhibit 10.15 to Safeco’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-6563), is incorporated herein by this reference.

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

10.22

Form of Promissory Note in favor of General America Corporation by each of Michael S. McGavick, Michael E. LaRocco and Yomtov Senegor; in the case of Mr. McGavick in the principal amount of $1,275,000 and dated June 28, 2001; in the case of Mr. LaRocco in the principal amount of $780,000 and dated October 8, 2001; and in the case of Mr. Senegor in the principal amount of $1,000,000 and dated October 11, 2001, filed as Exhibit 10.22 to Safeco’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-6563), is incorporated herein by this reference.

10.23

Safeco Leadership Performance Plan, dated as of January 1, 2002, filed as Exhibit 10.23 to Safeco’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-6563), is incorporated herein by this reference.

SAFECO 2002 FORM 10-K	E-3

Safeco Corporation and Subsidiaries

Index to Exhibits (continued)

10.24

Form of Change in Control Severance Agreement between Safeco Corporation and Christine B. Mead dated as of January 24, 2002, filed as Exhibit 10.1 to Safeco’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (File No. 1-6563), is incorporated herein by this reference.

10.25

Form of Promissory Note in favor of General America Corporation by Christine B. Mead in the principal amount of $900,000 dated April 3, 2002, filed as Exhibit 10.2 to Safeco’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (File No. 1-6563), is incorporated herein by this reference.

10.26

Separation Agreement between Safeco Corporation and H. Paul Lowber dated July 31, 2002, filed as Exhibit 10.1 to Safeco’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (File No. 1-6563), is incorporated herein by this reference.

10.27

Credit Agreement dated as of September 18, 2002 among Safeco Corporation, as the Borrower, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, JPMorgan Chase Bank and US Bank, as Co-Syndication Agents, Keybank National Association, as Documentation Agent, and the other lenders party thereto, filed as Exhibit 10.2 to Safeco’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (File No. 1-6563), is incorporated herein by this reference.

11	Computation of Income (Loss) per Share of Common Stock (See Note 1 to the Notes to Consolidated Financial Statements).

12	Computation of Ratio of Earnings (Loss) to Fixed Charges. (See page E-5).

18

Letter from Ernst & Young LLP dated May 11, 2001 regarding change in accounting principles, filed as Exhibit 18 to Safeco’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (File No. 1-6563), is incorporated herein by this reference.

21	Subsidiaries of the Registrant. (See page E-6).

23.1	Consent of Ernst & Young LLP, Independent Auditors.

99.1	Certification of Chief Executive Officer of Safeco Corporation dated March 19, 2003, in accordance with 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Financial Officer of Safeco Corporation dated March 19, 2003, in accordance with 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

E-4	SAFECO 2002 FORM 10-K

Safeco Corporation and Subsidiaries

Computation of Ratio of Earnings (Loss) to Fixed Charges	Exhibit 12

Ratio of Earnings (Loss) to Fixed Charges*

YEAR ENDED DECEMBER 31	2002	2001	2000	1999	1998

(In Millions Except For Ratios)

EARNINGS (LOSS)
Income (Loss) before Income Taxes and Distributions on Capital Securities	$393.4	$(1,482.3)	$70.4	$240.6	$371.0
Total Fixed Charges	1,128.2	1,119.4	1,123.5	1,024.9	1,001.6
Less Interest Capitalized	—	(8.3)	(6.1)	—	(0.5)

Total Earnings (Loss)	1,521.6	(371.2)	1,187.8	1,265.5	1,372.1

FIXED CHARGES
Interest	60.8	65.7	73.2	70.6	92.5
Interest on Deposit Contracts	980.6	960.2	959.9	872.2	831.4
Distributions on Capital Securities	69.1	69.0	69.0	69.0	69.1
Interest Capitalized	—	8.3	6.1	—	0.5
Interest Portion of Rental Expense	16.4	15.0	14.3	12.0	6.7
Amortization of Deferred Debt Expense	1.3	1.2	1.0	1.1	1.4

Total Fixed Charges	$1,128.2	$1,119.4	$1,123.5	$1,024.9	$1,001.6

RATIO OF EARNINGS (LOSS) TO FIXED CHARGES	1.3	—	1.1	1.2	1.4
Dollar Amount of Deficiency in Earnings (Loss) to Fixed Charges	N/A	1,490.6	N/A	N/A	N/A

Supplemental Ratios**

RATIO OF EARNINGS (LOSS) TO FIXED CHARGES EXCLUDING INTEREST ON DEPOSIT CONTRACTS AND DISTRIBUTIONS ON CAPITAL SECURITIES	6.0	—	1.7	3.9	4.7
Dollar Amount of Deficiency in Earnings (Loss) to Fixed Charges Excluding Interest on Deposit Contracts and Distribution on Capital Securities	N/A	1,490.6	N/A	N/A	N/A

RATIO OF EARNINGS (LOSS) TO FIXED CHARGES EXCLUDING INTEREST ON DEPOSIT CONTRACTS	3.7	—	1.4	2.6	3.2
Dollar Amount of Deficiency in Earnings (Loss) to Fixed Charges Excluding Interest on Deposit Contracts	N/A	1,490.6	N/A	N/A	N/A

*	As defined in Item 503(d) of Regulation S-K of the Securities Exchange Act of 1934.
**	These ratios are presented to provide additional measures of the ratio of earnings (loss) to fixed charges and are provided as a supplement to the ratios calculated under Item 503(d). While not required or encouraged by Securities and Exchange Commission rules or regulations Safeco believes these supplemental ratios provide useful additional measures of financial performance for investors and creditors.

SAFECO 2002 FORM 10-K	E-5

Safeco Corporation and Subsidiaries

Subsidiaries of the Registrant	Exhibit 21

The listing below includes the significant subsidiaries of Safeco. All subsidiaries are owned 100% by Safeco. Safeco does not have ownership interests in any special purpose entities that are not included in the consolidated financial statements.

1. Safeco Insurance Company of America (WA)

2. General Insurance Company of America (WA)

3. Safeco Life Insurance Company (WA)

Certain other subsidiaries of Safeco and certain of its consolidated subsidiaries have been omitted since, in the aggregate, they would not constitute a significant subsidiary.

E-6	SAFECO 2002 FORM 10-K