Form 10-Q
period 2003-03-31
SAFECO CORP
filed 2003-05-13
CIK 86104

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended March 31, 2003

[   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Transition Period from               to               .

Commission File Number: 1-6563

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
YES [X]. NO [   ].

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES [X]. NO [   ].

Common Stock, No Par Value 138,384,390 shares were outstanding at April 30, 2003.

Safeco Corporation and Subsidiaries

CONTENTS

Item	Description	Page

Part I	Financial Information
1	Financial Statements
	Consolidated Statements of Income for the three months ended March 31, 2003 and 2002	3
	Consolidated Balance Sheets March 31, 2003 and December 31, 2002	4
	Consolidated Statements of Cash Flows for the three months ended March 31, 2003 and 2002	6
	Consolidated Statements of Shareholders’ Equity for the three months ended March 31, 2003 and 2002	8
	Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2003 and 2002	8
	Condensed Notes to Consolidated Financial Statements	9
2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
4	Controls and Procedures	43
Part II	Other Information
1	Legal Proceedings	44
6	Exhibits and Reports on Form 8-K	44
Signatures		46
Certifications		47

Safeco Corporation and Subsidiaries

Consolidated Statements of Income

THREE MONTHS ENDED MARCH 31	2003	2002

(In Millions, Except Per Share Amounts)	(Unaudited)
REVENUES
Property & Casualty Earned Premiums	$1,163.1	$1,099.5
Life & Investments Premiums and Other Revenues	223.9	165.1
Net Investment Income	422.5	414.7
Net Realized Investment Gains (Losses)	(49.9)	30.6
Other	2.7	2.7

Total	1,762.3	1,712.6

EXPENSES
Losses, Loss Adjustment Expenses and Policy Benefits	1,132.1	1,159.6
Other Underwriting and Operating Expenses	252.5	223.4
Amortization of Deferred Policy Acquisition Costs	216.2	209.5
Interest Expense	17.1	16.0
Intangibles and Goodwill Amortization	3.7	3.9
Restructuring Charges	—	6.6

Total	1,621.6	1,619.0

Income Before Income Taxes and Distributions on Capital Securities	140.7	93.6
Provision for Income Taxes	39.5	18.8

Income Before Distributions on Capital Securities	101.2	74.8
Distributions on Capital Securities, Net of Taxes	(11.2)	(11.2)

Net Income	$90.0	$63.6

INCOME PER SHARE OF COMMON STOCK
Net Income Per Share of Common Stock – Diluted & Basic	$0.65	$0.50

Dividends Declared	$.185	$.185

Average Number of Shares Outstanding During the Period: Diluted	138.7	128.1
Basic	138.3	127.8

See condensed notes to consolidated financial statements.

Safeco Corporation and Subsidiaries

Consolidated Balance Sheets

	March 31	December 31
	2003	2002

(In Millions)	(Unaudited)
ASSETS
Investments
Available-for-Sale Securities:
Fixed Maturities, at Fair Value (Cost or amortized cost: $22,743.6; $22,646.1)	$24,514.7	$24,278.0
Marketable Equity Securities, at Fair Value (Cost: $784.5; $777.2)	1,043.8	1,082.5
Mortgage Loans	930.8	925.9
Other Invested Assets	159.6	173.8
Short-Term Investments	603.1	311.0

Total Investments	27,252.0	26,771.2
Cash and Cash Equivalents	215.3	188.5
Accrued Investment Income	348.1	336.3
Premiums and Service Fees Receivable	1,066.8	1,047.1
Other Notes and Accounts Receivable	223.4	162.3
Current Income Taxes Recoverable	3.9	26.2
Deferred Income Taxes	79.4	124.6
Reinsurance Recoverables	553.8	578.8
Deferred Policy Acquisition Costs	639.1	626.3
Land, Buildings and Equipment for Company Use (At cost less accumulated depreciation: $296.4; $319.7)	477.9	488.7
Intangibles and Goodwill	186.6	190.0
Other Assets	270.6	259.8
Securities Lending Collateral	3,278.4	2,957.0
Separate Account Assets	850.8	899.2

Total Assets	$35,446.1	$34,656.0

See condensed notes to consolidated financial statements.

Safeco Corporation and Subsidiaries

Consolidated Balance Sheets

	March 31	December 31
	2003	2002

(In Millions)	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Property & Casualty Loss and Loss Adjustment Expense Reserves	$4,914.2	$4,998.5
Accident and Health Reserves	157.2	170.0
Life Policy Liabilities	343.8	339.9
Unearned Premiums	1,893.2	1,847.5
Funds Held Under Deposit Contracts	15,889.4	15,655.4
Debt	1,311.8	1,123.8
Other Liabilities	1,401.4	1,389.3
Securities Lending Payable	3,278.4	2,957.0
Separate Account Liabilities	850.8	899.2

Total Liabilities	30,040.2	29,380.6

Commitments and Contingencies	—	—
Corporation-Obligated, Mandatorily Redeemable Capital Securities of Subsidiary Trust Holding Solely Junior Subordinated Debentures of the Corporation (Capital Securities)	843.9	843.8

Preferred Stock, No Par value
Shares Authorized: 10
Shares Issued and Outstanding: None	—	—
Common Stock, No Par Value
Shares Authorized: 300
Shares Reserved for Options: 11.9; 12.0
Shares Issued and Outstanding: 138.3; 138.2	1,180.5	1,178.1
Retained Earnings	2,136.5	2,072.2
Accumulated Other Comprehensive Income, Net of Taxes	1,245.0	1,181.3

Total Shareholders’ Equity	4,562.0	4,431.6

Total Liabilities and Shareholders’ Equity	$35,446.1	$34,656.0

See condensed notes to consolidated financial statements.

Safeco Corporation and Subsidiaries

Consolidated Statements of Cash Flows

THREE MONTHS ENDED MARCH 31	2003	2002

(In Millions)	(Unaudited)
OPERATING ACTIVITIES
Insurance Premiums Received	$1,339.0	$1,153.9
Dividends and Interest Received	371.2	391.6
Other Operating Receipts	52.5	54.2
Insurance Claims and Policy Benefits Paid	(983.9)	(945.7)
Underwriting, Acquisition and Insurance Operating Costs Paid	(548.3)	(484.6)
Interest Paid and Distributions on Capital Securities	(48.2)	(53.4)
Income Taxes Received (Paid)	0.4	(10.4)

Net Cash Provided by Operating Activities	182.7	105.6

INVESTING ACTIVITIES
Purchases of
Fixed Maturities Available-for-Sale	(1,712.3)	(1,202.5)
Equity Securities Available-for-Sale	(34.4)	(49.9)
Other Invested Assets	(22.2)	(25.6)
Issuance of Mortgage Loans	(27.4)	(16.5)
Issuance of Policy Loans	(6.2)	(5.7)
Maturities of Fixed Maturities Available-for-Sale	815.2	377.1
Sales of
Fixed Maturities Available-for-Sale	818.4	263.4
Equity Securities Available-for-Sale	30.7	65.1
Other Invested Assets	31.4	4.5
Repayment of Mortgage Loans	22.4	19.4
Repayment of Policy Loans	6.8	7.0
Net (Increase) Decrease in Short-Term Investments	(292.1)	479.5
Other, Net	4.4	(7.0)

Net Cash Used in Investing Activities	(365.3)	(91.2)

FINANCING ACTIVITIES
Funds Received Under Deposit Contracts	339.3	336.1
Return of Funds Held Under Deposit Contracts	(293.2)	(300.7)
Proceeds from Notes	495.9	—
Repayment of Notes	(309.2)	(8.5)
Net Repayment of Commercial Paper	—	(4.2)
Common Stock Reacquired	—	(1.4)
Dividends Paid to Shareholders	(25.6)	(23.6)
Other, Net	2.2	3.3

Net Cash Provided by Financing Activities	209.4	1.0

Net Increase in Cash and Cash Equivalents	26.8	15.4
Cash and Cash Equivalents Beginning of Period	188.5	269.3

Cash and Cash Equivalents End of Period	$215.3	$284.7

See condensed notes to consolidated financial statements.

Safeco Corporation and Subsidiaries

Consolidated Statements of Cash Flows –
Reconciliation of Net Income to Net Cash Provided by Operating Activities

THREE MONTHS ENDED MARCH 31	2003	2002

(In Millions)	(Unaudited)
Net Income	$90.0	$63.6

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Net Realized Investment (Gains) Losses	49.9	(30.6)
Amortization of Fixed Maturity Investments	(14.0)	(13.4)
Amortization and Depreciation	19.0	21.1
Deferred Income Tax Provision	11.1	12.2
Interest Expense on Deposit Contracts	210.9	209.0
Other, Net	(19.0)	(19.9)
Changes in
Accrued Interest on Accrual Bonds	(11.3)	(11.5)
Accrued Investment Income	(11.8)	(23.2)
Deferred Policy Acquisition Costs	(12.8)	(11.4)
Property & Casualty Loss and Loss Adjustment Expense Reserves	(84.3)	23.3
Accident and Health Reserves	(12.8)	(5.3)
Life Policy Liabilities	3.9	(1.7)
Unearned Premiums	45.7	(9.4)
Current Income Taxes Recoverable	22.3	(6.9)
Other Assets and Liabilities	(104.1)	(90.3)

Total Adjustments	92.7	42.0

Net Cash Provided by Operating Activities	$182.7	$105.6

There were no significant non-cash financing or investing activities for the three months ended March 31, 2003 and 2002.

See condensed notes to consolidated financial statements.

Safeco Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity

THREE MONTHS ENDED MARCH 31	2003	2002

(In Millions)	(Unaudited)
COMMON STOCK
Balance at Beginning of Period	$1,178.1	$841.9
Stock Issued for Options and Rights	2.4	3.7
Common Stock Reacquired	—	(0.4)

Balance at End of Period	1,180.5	845.2

RETAINED EARNINGS
Balance at Beginning of Period	2,072.2	1,875.9
Net Income	90.0	63.6
Amortization of Underwriting Compensation on Capital Securities	(0.1)	(0.1)
Dividends Declared	(25.6)	(23.6)
Common Stock Reacquired	—	(1.1)

Balance at End of Period	2,136.5	1,914.7

ACCUMULATED OTHER COMPREHENSIVE INCOME, NET OF TAXES
Balance at Beginning of Period	1,181.3	916.8
Other Comprehensive Income (Loss)	63.7	(188.1)

Balance at End of Period	1,245.0	728.7

Shareholders’ Equity	$4,562.0	$3,488.6

Consolidated Statements of Comprehensive Income (Loss)

THREE MONTHS ENDED MARCH 31	2003	2002

(In Millions)	(Unaudited)
Net Income	$90.0	$63.6

Other Comprehensive Income (Loss), Net of Taxes
Change in Unrealized Appreciation (Depreciation) of Investment Securities	21.8	(163.9)
Less Reclassification Adjustment for Net Realized Investment (Gains) Losses Included in Net Income	32.4	(19.9)
Derivatives Qualifying as Hedges - Net Change in Value	2.1	(7.2)
Adjustment for Deferred Policy Acquisition Costs	1.6	4.7
Foreign Currency	5.8	(1.8)

Other Comprehensive Income (Loss)	63.7	(188.1)

Comprehensive Income (Loss)	$153.7	$(124.5)

See condensed notes to consolidated financial statements.

Safeco Corporation and Subsidiaries

Condensed Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in millions except per share data, unless noted otherwise)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Safeco Corporation is a Washington corporation that has been in the insurance business since 1923. We operate subsidiaries on a nationwide basis in segments of the insurance industry and other financial services-related businesses. Our two principal businesses are (1) property and casualty insurance, including surety, and (2) life insurance and asset management. These activities generated nearly all of our revenues for the interim periods presented in this report.

Throughout our unaudited consolidated financial statements and condensed notes and management’s discussion and analysis, Safeco Corporation and its subsidiaries are referred to as “Safeco” “we” and “our.” The property and casualty businesses including surety, are referred to as “Property & Casualty.” The life insurance and asset management businesses are referred to as “Life & Investments.” All other activities, primarily the financing of our business activities, are collectively referred to as “Corporate.”

Basis of Consolidation and Reporting and Use of Estimates

These unaudited consolidated financial statements and condensed notes have been prepared in conformity with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instructions to Form 10-Q. Certain financial information, which is required in the annual financial statements prepared in conformity with GAAP, may not be required for interim financial reporting purposes and has been condensed or omitted. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation of results for the interim periods have been included. Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

These unaudited consolidated financial statements and condensed notes should be read in conjunction with the financial statements and notes included in Safeco’s 2002 Annual Report on Form 10-K that was previously filed with the Securities and Exchange Commission.

The preparation of these interim consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in these consolidated financial statements. Actual results could differ from those estimates.

The unaudited consolidated financial statements include Safeco Corporation and its subsidiaries. All significant intercompany transactions and accounts have been eliminated in the consolidated financial statements.

Certain reclassifications have been made to the prior year amounts to conform to the current year presentation.

Earnings Per Share

Basic earnings per share is calculated by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per share reflects the potential dilution that could occur if options or other dilutive instruments outstanding under Safeco’s stock-based compensation plans were exercised.

The computation of net income per share is presented below, based upon weighted-average common and dilutive shares outstanding:

THREE MONTHS ENDED MARCH 31	2003	2002

(In Millions, Except Per Share Amounts)
Net Income	$90.0	$63.6
Average Number of Common Shares Outstanding	138.3	127.8
Basic Net Income Per Share	$0.65	$0.50

Net Income	$90.0	$63.6
Average Number of Common Shares Outstanding	138.3	127.8
Additional Common Shares Assumed Issued Under Treasury Stock Method	0.4	0.3

Average Number of Common Shares Outstanding - Diluted	138.7	128.1

Diluted Net Income Per Share	$0.65	$0.50

Stock Compensation Expense

Prior to 2003, Safeco applied Accounting Principles Board (APB) Opinion 25 in accounting for its stock options, as allowed under Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) 123, as amended. Under APB 25, no compensation expense related to options is recognized because the exercise price of Safeco’s employee stock options equals the fair market value of the underlying stock on the date of grant.

In December 2002, the FASB issued SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” amending SFAS 123, to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation under SFAS 123. Effective January 1, 2003, Safeco adopted the fair value method for accounting for stock options as defined in SFAS 123, using the prospective basis transition method provided for under SFAS 148. Safeco typically grants options to employees in the second quarter. As no options were granted, modified or settled during the three months ended March 31, 2003, there is no associated compensation expense recognized.

The following table illustrates the pro forma effect on net income and net income per share as if the fair value based method had been applied to all outstanding and unvested awards in each period.

THREE MONTHS ENDED MARCH 31	2003	2002

(In Millions, Except Per Share Amounts)
Net Income, as reported	$90.0	$63.6
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1.9)	(0.9)

Pro forma Net Income	$88.1	$62.7

Net Income Per Share
Basic – as reported	$0.65	$0.50
Basic – pro forma	0.64	0.49
Diluted – as reported	$0.65	$0.50
Diluted – pro forma	0.64	0.49

Property & Casualty Loss and Loss Adjustment Expense Reserves

Safeco’s consolidated financial statements include estimated reserves for unpaid losses and related claim settlement or loss adjustment expenses (LAE) of our Property & Casualty businesses. We set loss and LAE reserves at each balance sheet date at amounts estimated to equal the ultimate payments that will be made to settle all losses incurred at that date and to pay related expenses.

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

The process of estimating loss and LAE reserves involves significant judgment and is complex and imprecise due to the number of variables and assumptions inherent in the estimation process. These variables include the effects on ultimate loss payments of internal factors such as changes in claims handling practices and changes in business mix, as well as external factors such as trends in loss costs, economic inflation, judicial trends and legislative changes. In addition, certain claims may be paid out over many years; for example, workers compensation medical costs for severe injuries, and there may be significant lags between the occurrence of an insured event and the time it is actually reported to us, contributing to the variability in estimating ultimate loss payments. Variables such as these affect the reserving process in a variety of ways and the impacts of many of these variables cannot be directly quantified, particularly on a prospective basis.

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

We do not discount any of our reserves.

We reduce reserves by amounts that we expect to recover from salvage and subrogation. These recoveries are accrued on an individual case basis for large claims, and actuarial estimation procedures are used for smaller claims.

Investments

In accordance with the provisions of SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” Safeco classifies its investments into one of three categories: held-to-maturity, available-for-sale or trading. Safeco determines the appropriate classification of both fixed maturities and equities at the time of purchase and re-evaluates such designation as of each balance sheet date. Fixed maturity investments include bonds, mortgage-backed securities and redeemable preferred stocks. Fixed maturity investments are classified as available-for-sale and are carried at fair value. Net unrealized investment gains and losses related to available-for-sale securities are reflected in shareholders’ equity (other comprehensive income) on the Consolidated Statements of Comprehensive Income net of related deferred policy acquisition costs and deferred income taxes.

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

Derivative financial instruments are carried at fair value in accordance with the provisions of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.” Derivatives that are highly effective and designated as either fair value or cash flow hedges, receive hedge accounting treatment under SFAS 133. For derivatives designated as fair value hedges, the changes in the fair value of both the derivative and the hedged transactions are recognized in current earnings. For derivatives designated as cash flow hedges, the changes in fair value of the derivative are recognized as a component of other comprehensive income, net of deferred income taxes, until the hedged transaction affects current earnings. If a derivative is highly effective, but does not perfectly offset the changes in fair value of the hedged transaction, the ineffective portion is recognized in current earnings. For derivatives that do not qualify for hedge accounting treatment under SFAS 133, the changes in the fair value of these derivatives are recorded in current earnings.

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

Fair value amounts for financial instruments are determined using available third-party market information. When such information is not available, the fair value amounts are determined using appropriate valuation methodologies including discounted cash flows and market prices of comparable instruments. Our investment portfolio includes $281.0 of fixed maturities that are not publicly traded at March 31, 2003. Fair values for these securities have been estimated using quoted market prices of comparable instruments based on industry sector, credit quality and maturity and/or internally prepared valuations using third party modeling tools, which also typically use comparable-instrument pricing techniques based on industry sector, credit quality and maturity. Judgment is required in developing certain of these estimates of fair value and the estimates may not represent amounts at March 31, 2003 that would be realized in a current market exchange.

Safeco’s investment portfolio includes $23.1 of equity securities that are not publicly traded at March 31, 2003. Values for these securities are primarily determined using independent pricing sources.

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

Safeco engages in securities lending whereby certain securities from its portfolio are loaned to other institutions for short periods of time. Initial collateral is required at 102% of the market value of a loaned security. The collateral is deposited by the borrower with a lending agent and retained and invested by the lending agent to generate additional income according to Safeco’s guidelines. The market value of the loaned securities is monitored on a daily basis, with additional collateral obtained if it drops below 100% of the market value of the loaned securities. The securities lending collateral and the corresponding securities lending payable are reported on the Consolidated Balance Sheets as assets and liabilities, respectively.

New Accounting Standards

SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”

SFAS 148 was issued in December 2002 and amends SFAS 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation under SFAS 123. Effective January 1, 2003, Safeco adopted the fair value method using the prospective basis transition method. For the three month period ending March 31, 2003, Safeco did not make any stock option grants. The estimated impact of the adoption of this standard for the remainder of 2003 will be approximately $5.0 in after-tax stock compensation expense.

FIN 46, “Consolidation of Variable Interest Entities”

FASB Interpretation 46 (FIN 46), “Consolidation of Variable Interest Entities,” was issued in January 2003. FIN 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiary if the entities do not effectively disperse risks among parties involved. The interpretation explains how to identify variable interest entities, and how an enterprise assesses its interest in a variable interest entity in order to determine whether to consolidate that entity. FIN 46 is effective immediately for variable interests created or obtained after January 31, 2003, and in the interim period after June 15, 2003 for variable interests acquired before February 1, 2003. We expect that the adoption of this interpretation will have no impact on our consolidated financial statements.

NOTE 2 – FINANCIAL INSTRUMENTS

See Note 3 of Safeco’s 2002 Annual Report on Form 10-K for discussion of Safeco’s use of derivative and financial instruments.

Fair Value Hedges

Safeco uses interest rate swaps to offset the change in value of certain fixed rate assets and liabilities. In calculating the effective portion of the fair value hedge, the changes in the fair value of the hedge and the hedged item are recognized in net realized investment gains or losses in the Consolidated Statements of Income. There was no fair value hedge ineffectiveness for the three months ended March 31, 2003. Fair value hedge ineffectiveness for the three months ended March 31, 2002 resulted in a $1.2 net realized investment loss.

Cash Flow Hedges

Safeco also uses interest rate swaps to hedge the variability of future cash flows arising from changes in interest rates associated with certain variable rate assets and forecasted transactions. The changes in the fair value of the hedge are recognized in the Consolidated Statements of Comprehensive Income. Differences between the changes in the fair value of the hedge and the hedged item represent hedge ineffectiveness and are recognized as interest expense in the Consolidated Statements of Income. There was no cash flow hedge ineffectiveness for the three months ended March 31, 2003 and 2002.

Amounts related to derivatives qualifying as cash flow hedges are recorded in accumulated Other Comprehensive Income (OCI) and recognized in earnings contemporaneously with the effect of the hedged item. An estimated $9.4 is expected to be reclassified into net investment income over the next 12 months.

SFAS 133 requires amounts recorded in OCI that relate to forecasted transactions that are no longer probable of occurring within a specified time period to be recognized in earnings immediately. There were no amounts released from OCI into earnings during the three months ended March 31, 2003 and 2002 relating to forecasted transactions that were no longer probable.

At March 31, 2003 and 2002, the maximum length of time over which Safeco was hedging its exposure to future cash flows for forecasted transactions was approximately three to 15 months, respectively.

NOTE 3 – DEBT AND CAPITAL SECURITIES

The total amount, current portions and maturities of debt and capital securities at March 31, 2003 and December 31, 2002 are as follows:

	March 31, 2003			December 31, 2002

	Total	Current	Long-Term	Total	Current	Long-Term

7.875% Medium-Term Notes Due 2003	$—	$—	$—	$303.5	$303.5	$—
7.875% Notes Due 2005	200.0	200.0	—	200.0	200.0	—
6.875% Notes Due 2007	200.0	—	200.0	200.0	—	200.0
4.200% Senior Notes Due 2008	200.0	—	200.0	—	—	—
4.875% Senior Notes Due 2010	300.0	—	300.0	—	—	—
7.250% Senior Notes Due 2012	390.8	—	390.8	390.6	—	390.6
Other Notes and Loans Payable Due Through 2008	21.0	3.9	17.1	29.7	12.3	17.4

Total Debt (Excluding Capital Securities)	1,311.8	203.9	1,107.9	1,123.8	515.8	608.0
8.072% Capital Securities Due 2037	843.9	—	843.9	843.8	—	843.8

Total Debt and Capital Securities	$2,155.7	$203.9	$1,951.8	$1,967.6	$515.8	$1,451.8

Debt

On January 27, 2003, Safeco issued $200.0 of senior notes with a coupon of 4.200% that mature in 2008 and $300.0 of senior notes with a coupon of 4.875% that mature in 2010. The notes are unsecured and rank equally with all other unsecured senior indebtedness of Safeco. The proceeds from the notes were used to repay $300.0 principal amount of 7.875% medium term notes due in March 2003 and to call and repay $200.0 principal amount of 7.875% notes maturing in 2005 that were callable at par on April 1, 2003.

Safeco renewed its bank credit facility in September 2002 with $500.0 available through September 2005. This replaced the $800.0 facility that expired in September 2002. Safeco pays a fee to have the facility available and does not maintain deposits as compensating balances. Similar to its previous facility, the new facility carries certain covenants that require Safeco to maintain a specified minimum level of shareholders’ equity and a maximum debt-to-capitalization ratio. There were no borrowings under the facility as of March 31, 2003 and December 31, 2002, and Safeco was in compliance with all covenants.

NOTE 4 – RESTRUCTURING CHARGES

In July 2001, Safeco announced that it would eliminate approximately 1,200 jobs by the end of 2003. Since the beginning of 2001 through the end of 2002, Safeco’s total employment decreased by approximately 1,200, excluding the reduction due to the sale of Safeco Credit and the increase associated with the acquisition of Swiss Re’s stop- loss medical business. Positions eliminated were in the corporate headquarters and regional Property & Casualty operations. Total restructuring charges and period costs associated with this restructuring were $66.1 and these actions were completed in 2002.

For the three months ended March 31, 2002, period costs associated with the restructuring totaled $6.6. These period costs included stay bonuses, employee transfer costs, recruiting and training expenses, related consulting fees and certain office closure costs.

NOTE 5 – COMPREHENSIVE INCOME

Comprehensive income is defined as all changes in shareholders’ equity, except those arising from transactions with shareholders. Comprehensive income includes net income and other comprehensive income, which for Safeco consists of changes in net unrealized gains or losses on available for sale securities, deferred policy acquisition costs valuation allowance, net unrealized gains or losses on derivatives, changes in foreign currency translation gains or losses, minimum pension liability and the deferred taxes applicable to these items.

The components of accumulated other comprehensive income or loss were as follows:

	Net
	Unrealized	Deferred	Net
	Gains	Policy	Unrealized
	(Losses)	Acquisition	Gains	Foreign			Accumulated
	on Available-	Costs	(Losses) on	Currency	Minimum		Other
	for-Sale	Valuation	Derivative	Translation	Pension	Deferred	Comprehensive
	Securities	Allowance	Instruments	Adjustment	Liability	Taxes	Income (Loss)

Balances at January 1, 2002	$1,408.1	$(9.3)	$18.5	$(13.1)	$—	$(487.4)	$916.8
Gross Unrealized Gains (Losses) on Investment Securities	(252.1)	—	—	—	—	88.2	(163.9)
Reclassification Adjustment for Net Realized Investment Losses Included in Net Income	(30.6)	—	—	—	—	10.7	(19.9)
Derivative Instruments and Hedging Activities – Net Change	—	—	(11.0)	—	—	3.8	(7.2)
Deferred Policy Acquisition Costs Valuation Allowance	—	7.2	—	—	—	(2.5)	4.7
Foreign Currency Translation	—	—	—	(2.7)	—	0.9	(1.8)

Balances at March 31, 2002	$1,125.4	$(2.1)	$7.5	$(15.8)	$—	$(386.3)	$728.7

Balances at January 1, 2003	$1,882.2	$(54.4)	$20.9	$(24.1)	$(13.5)	$(629.8)	$1,181.3
Gross Unrealized Gains (Losses) on Investment Securities	33.6	—	—	—	—	(11.8)	21.8
Reclassification Adjustment for Net Realized Investment Gains Included in Net Income	49.9	—	—	—	—	(17.5)	32.4
Derivative Instruments and Hedging Activities – Net Change	—	—	3.2	—	—	(1.1)	2.1
Deferred Policy Acquisition Costs Valuation Allowance	—	2.5	—	—	—	(0.9)	1.6
Foreign Currency Translation	—	—	—	8.9	—	(3.1)	5.8

Balances at March 31, 2003	$1,965.7	$(51.9)	$24.1	$(15.2)	$(13.5)	$(664.2)	$1,245.0

NOTE 6 – SEGMENT INFORMATION

Safeco operates on a nationwide basis in two principal businesses: (1) property and casualty insurance including surety (Property & Casualty), and (2) life insurance and asset management (Life & Investments).

Property & Casualty

Safeco’s Property & Casualty insurance operations are organized around our four operating segments: Safeco Personal Insurance (SPI), Safeco Business Insurance (SBI), Surety and Property & Casualty Other (P&C Other). These operations contain our reportable segments, which are managed separately as described below.

Safeco Personal Insurance

SPI writes automobile, homeowners and other insurance coverages for individuals, and the SPI operations are organized around three reportable segments — Personal Auto, Homeowners and Specialty, which are managed separately by these product groupings.

The Personal Auto segment provides coverage for liability to others for both bodily injury and property damage, for injury to an insured, and for physical damage to an insured’s own vehicle from collision and other hazards.

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

Property & Casualty Other

P&C Other includes discontinued assumed reinsurance business, non-voluntary property and casualty business for personal lines, results from Safeco’s Lloyds of London operations that are in runoff and certain other discontinued product lines.

Life & Investments

Life & Investments provides a broad range of products and services that include individual and group insurance products, annuity products, mutual funds and investment advisory services. These operations are managed separately as six reportable segments: Group, Income Annuities, Retirement Services, Individual, Asset Management and Life & Investments Other (L&I Other) based on product groupings.

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

Retirement Services’ products are primarily fixed and variable deferred annuities (both qualified and non-qualified), tax-sheltered annuities (marketed to teachers and not-for-profit organizations), guaranteed investment contracts and corporate retirement funds.

Individual’s products include term, universal and variable universal life and bank-owned life insurance (BOLI).

Asset Management provides investment advisory and administrative services for Safeco mutual funds, variable insurance portfolios, institutional and trust accounts.

L&I Other is comprised mainly of investment income resulting from the investment of capital and accumulated earnings of the operating lines of business. L&I Other also includes the results of a wholly-owned subsidiary, Talbot Financial Corporation (Talbot), an insurance agency.

Corporate

In addition to these operating segments, certain activities are reported in the Corporate segment and not allocated to individual segments. The Corporate segment includes operating results for the parent company, which includes interest expense for Safeco’s debt; Safeco Financial Products, Inc. (SFP), which is engaged in limited derivative activity; Safeco Properties, Inc., which owns real estate held for sale; and intercompany eliminations.

Segment Performance Measures

Safeco’s management measures segment profit or loss for Property & Casualty based upon underwriting profit or loss, a non-GAAP measure. Underwriting profit or loss represents the net amount of earned premium less underwriting losses and expenses on a pretax basis. Management views underwriting profit or loss as a critical measure to assess underwriting effectiveness and to evaluate the results of the Property & Casualty operations.

Life & Investments’ results are evaluated based on pretax operating earnings, a non-GAAP measure, which excludes net realized investment gains and losses. Management believes the presentation of pretax operating earnings enhances the understanding of our Life & Investments results of operations by excluding net realized investment gains and losses, which can fluctuate significantly and distort the comparison between periods.

Underwriting profit (loss) and pretax operating earnings are not a substitute for net income determined in accordance with GAAP.

The following tables present selected financial information by segment and reconcile segment revenues, underwriting profit (loss) and pretax operating earnings to amounts reported in the Consolidated Statements of Income.

REVENUES

THREE MONTHS ENDED MARCH 31	2003	2002

PROPERTY & CASUALTY
Safeco Personal Insurance (SPI)
Personal Auto	$528.5	$454.2
Homeowners	189.5	183.4
Specialty	49.8	50.0

Total SPI	767.8	687.6

Safeco Business Insurance (SBI)
Regular	266.0	245.0
Special Accounts Facility	87.9	50.0
Runoff	3.0	81.5

Total SBI	356.9	376.5

Surety	32.1	29.8
P&C Other	6.3	5.6

Total Property & Casualty Earned Premiums	1,163.1	1,099.5
Net Investment Income	112.8	115.2

Total Property & Casualty Revenues (excluding Net Realized Investment Gains (Losses))	1,275.9	1,214.7

LIFE & INVESTMENTS
Group	142.3	87.4
Income Annuities	131.4	129.6
Retirement Services	96.1	93.1
Individual	95.9	93.4
Asset Management	6.2	8.2
L&I Other	55.5	49.5

Total Life & Investments Revenues (excluding Net Realized Investment Gains (Losses))	527.4	461.2

CORPORATE	8.9	6.1
Consolidated Net Realized Investment Gains (Losses)	(49.9)	30.6

TOTAL REVENUES	$1,762.3	$1,712.6

PRETAX UNDERWRITING PROFITS (LOSSES), PRETAX OPERATING EARNINGS AND NET INCOME

THREE MONTHS ENDED MARCH 31	2003	2002

PROPERTY & CASUALTY
Underwriting Profits (Losses)
Safeco Personal Insurance (SPI)
Personal Auto	$(1.5)	$(20.3)
Homeowners	19.5	(18.2)
Specialty	11.5	8.0

Total SPI	29.5	(30.5)

Safeco Business Insurance (SBI)
Regular	(5.3)	(22.6)
Special Accounts Facility	6.4	8.2
Runoff	(6.3)	(44.7)

Total SBI	(5.2)	(59.1)

Surety	3.7	3.1
P&C Other	(7.0)	(4.8)

Total Underwriting Profits (Losses)	21.0	(91.3)
Net Investment Income	112.8	115.2
Restructuring Charges	—	(6.6)

Total Property & Casualty Pretax Operating Earnings	133.8	17.3

LIFE & INVESTMENTS
Pretax Operating Earnings
Group	29.0	10.2
Income Annuities	10.1	8.8
Retirement Services	5.0	8.0
Individual	1.9	6.7
Asset Management	0.1	2.3
L&I Other	25.7	23.1

Total Life & Investments Pretax Operating Earnings	71.8	59.1

CORPORATE
Pretax Operating Earnings	(15.0)	(13.4)

Consolidated Pretax Operating Earnings	190.6	63.0
Consolidated Net Realized Investment Gains (Losses), Before Taxes	(49.9)	30.6

Consolidated Income before Income Taxes and Distributions on Capital Securities	140.7	93.6
Provision for Income Taxes	39.5	18.8

Income before Distributions on Capital Securities	101.2	74.8
Distributions on Capital Securities, Net of Taxes	(11.2)	(11.2)

NET INCOME	$90.0	$63.6

ASSETS

MARCH 31	2003	2002

PROPERTY & CASUALTY
Safeco Personal Insurance (SPI)
Personal Auto	$3,629.5	$3,045.4
Homeowners	1,870.0	1,682.2
Specialty	694.8	631.1

Total SPI	6,194.3	5,358.7

Safeco Business Insurance (SBI)
Regular	3,235.8	2,981.3
Special Accounts Facility	624.4	294.6
Runoff	1,591.3	2,093.2

Total SBI	5,451.5	5,369.1

Surety	372.4	341.4
P&C Other	1,025.3	1,125.5

Total Property & Casualty	13,043.5	12,194.7

LIFE & INVESTMENTS
Group	352.9	175.9
Income Annuities	7,420.3	6,826.7
Retirement Services	7,772.9	6,629.8
Individual	4,535.6	3,928.3
Asset Management	57.8	72.3
L&I Other	2,117.0	1,656.4

Total Life & Investments	22,256.5	19,289.4

CORPORATE	146.1	386.6

TOTAL ASSETS	$35,446.1	$31,870.7

ITEM 2– MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollar amounts in millions unless noted otherwise)

Management’s discussion and analysis (MD&A) reviews our consolidated and segment financial condition as of March 31, 2003 and December 31, 2002, our consolidated results of operations for the quarters ended March 31, 2003 and 2002 and, where appropriate, factors that may affect our future financial performance. This discussion should be read in conjunction with Safeco’s MD&A and annual audited financial statements as of December 31, 2002 and the unaudited consolidated financial statements and related condensed notes included elsewhere in this report.

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

Overview

Safeco Corporation is a Washington corporation that has been in the insurance business since 1923. We operate subsidiaries on a nationwide basis in segments of the insurance industry and other financial services-related businesses. Our two principal businesses are (1) property and casualty insurance, including surety, and (2) life insurance and asset management. These activities generated nearly all of our revenues for the interim periods presented in this report.

Application of Critical Accounting Policies

We have identified Property & Casualty Loss and Loss Adjustment Expense Reserves, Property & Casualty Reinsurance, and Valuation of Investments as accounting policies critical to understanding our results of operations and financial condition. Please see the discussion of these policies in the MD&A section of our 2002 Annual Report on Form 10-K.

Strategic Initiatives

Safeco’s strategy continues to focus on reshaping our company into a profitable, growing enterprise. Our primary measures of progress are growth in earnings per share (EPS) and return on equity (ROE). Specifically, our objective is, over the long term, to achieve average annual EPS growth of 15% and top quartile ROE performance when compared with our peer group. In addition, but secondary to these financial goals, our objective is to achieve double digit growth in our revenues when we can do so successfully within the context of our profit and return goals.

The three key elements of our strategy are to sell standardized products through independent distributors and to offer multiple products for our distributors to sell.

•	Standardization of products — our standardized products in personal auto, homeowners, small business and life and annuities serve the basic insurance and investment needs of the majority of the U.S. marketplace. These products leverage Safeco’s strengths in producing and servicing homogenous products that require large volumes of repeatable transactions executed efficiently and effectively. Our changes in product line mix since 2001 reflects this recognition of our core strengths.

•	Independent distributors — Safeco is committed to partnering with independent distributors to sell our products. We believe that independent distributors serve as trusted advisors to insurance customers, and that customers will continue to prefer this purchasing method. We believe that independent distributors are, and will continue to be, best equipped to appropriately match insurance and investment products to their customers’ specific needs. Our strategy focuses on providing more products for our distributors to sell, for example, through expanded multi-tier product offerings using multi-variant models to more accurately match price to customer risk characteristics, enabling us to serve a broader spectrum of risks. In addition, we have focused on making it easier for independent distributors to use and provide efficiencies in our distributors’ offices. Our distributors are able to be more profitable selling Safeco products through use of this technology, and our commission programs are structured to incent profitable growth such that both Safeco and our distribution partners benefit from increased sales of profitable business.

•	Multiple products — Safeco’s multiple product lines enable us to meet the key product needs of many of our distributors. We believe that our ability to provide multiple property and casualty products and sometimes also life and investment products facilitates an efficient relationship for our distributors with Safeco, and provides us with a “shelf space” advantage in our distributors’ businesses.

Financial Measures Used in MD&A

In addition to financial measures presented in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP), we also use certain non-GAAP financial measures to analyze and report our financial results. Management believes that these non-GAAP measures, when used in conjunction with the consolidated financial statements, can aid in understanding our financial condition and results of operations. These non-GAAP measures are not a substitute for GAAP measures, and where these measures are used we provide tables that reconcile the non-GAAP measures to the GAAP measures reported in our consolidated financial statements.

Operating Revenues

Operating revenues is a non-GAAP financial measure used by management to analyze the revenues derived directly from our Property & Casualty, Life & Investment and Corporate operations. It excludes net realized investment gains and losses, which can fluctuate significantly and distort a comparison between periods. Revenue is the most directly comparable GAAP measure. We provide a reconciliation of the GAAP measure to the non-GAAP measure in the Consolidated-Results of Operations section below.

Operating Earnings

Operating earnings is a non-GAAP financial measure that we use to assess the profitability of our consolidated business. In the determination of operating earnings, we exclude net realized investment gains and losses from net income. Net realized investment gains and losses can fluctuate significantly and distort a comparison between periods. Net Income is the most directly comparable GAAP measure. We provide a reconciliation of the GAAP measure to the non-GAAP measure in the Consolidated-Results of Operations section below.

Property & Casualty Underwriting Profit (Loss)

Underwriting profit (loss) represents the net amount of earned premium less underwriting losses and expenses on a pretax basis. Management views underwriting profit (loss) as a critical measure to assess underwriting effectiveness and to evaluate the results of the Property & Casualty operations. The related investment portfolio is managed separately from these underwriting businesses and, accordingly, net investment income and net realized investment gains and losses are discussed separately. The most directly comparable GAAP measure is Income before Income Taxes and Distributions on Capital Securities on our Consolidated Statements of Income. We provide a reconciliation of the GAAP measure to the non-GAAP measure in the Segment-Results of Operations section below.

Life & Investments Pretax Operating Earnings

Life & Investments’ results are evaluated based on pretax operating earnings, a non-GAAP measure, which excludes net realized investment gains and losses. Management believes the presentation of pretax operating earnings enhances the understanding of our Life & Investments results of operations by excluding net realized investment gains and losses, which can fluctuate significantly and distort the comparison between periods. The most directly comparable GAAP measure is Income before Income Taxes and Distributions on Capital Securities on our Consolidated Statements of Income. We provide a reconciliation of the GAAP measure to the non-GAAP measure in the Segment-Results of Operations section below.

Consolidated - Results of Operations

The following table presents summary consolidated financial information prepared in accordance with GAAP.

THREE MONTHS ENDED MARCH 31	2003	2002

REVENUES
Property & Casualty Earned Premiums	$1,163.1	$1,099.5
Life & Investments Premiums and Other Revenues	223.9	165.1
Net Investment Income	422.5	414.7
Net Realized Investment Gains (Losses)	(49.9)	30.6
Other	2.7	2.7

Total	1,762.3	1,712.6

EXPENSES
Losses, Loss Adjustment Expenses and Policy Benefits	1,132.1	1,159.6
Other Underwriting, Acquisition and Operating Expenses	472.4	436.8
Interest Expense	17.1	16.0
Restructuring Charges	—	6.6

Total Expenses	1,621.6	1,619.0

Income before Income Taxes and Distributions on Capital Securities	140.7	93.6
Provision for Income Taxes	39.5	18.8

Income before Distributions on Capital Securities	101.2	74.8
Distributions on Capital Securities, Net of Taxes	(11.2)	(11.2)

Net Income	$90.0	$63.6

The following tables reconcile consolidated operating revenues and consolidated operating earnings with the most directly comparable GAAP measures.

	Operating Revenues

THREE MONTHS ENDED MARCH 31	2003	2002

Total Revenues	$1,762.3	$1,712.6
Net Realized Investment (Gains) Losses, Before Taxes	49.9	(30.6)

Operating Revenues	$1,812.2	$1,682.0

	Operating Earnings

THREE MONTHS ENDED MARCH 31	2003	2002

Net Income	$90.0	$63.6
Net Realized Investment (Gains) Losses, Net of Taxes	32.4	(20.1)

Operating Earnings	$122.4	$43.5

Consolidated revenues increased 2.9% to $1,762.3 during the three months ended March 31, 2003 compared with revenues of $1,712.6 for the three months ended March 31, 2002. Operating revenues increased 7.7% to $1,812.2 during the three months ended March 31, 2003 compared with operating revenues of $1,682.0 for the three months ended March 31, 2002. The growth in the first quarter of 2003 primarily reflected increases in Property & Casualty earned premiums and Life & Investments premiums and other revenues, as well as a slight increase in net investment income. The 5.8% increase in Property & Casualty earned premiums was driven by targeted growth in selected markets and premium rate increases across all lines of business. Life & Investments premiums and other revenues increased 35.6% primarily due to the acquisition of Swiss Re’s stop-loss medical business in the third quarter of 2002. The increase in net investment income was primarily due to a higher invested asset base in Life & Investments, offset in part by lower yields due to declining interest rates. Revenues also included net realized pretax investment losses of $49.9 and gains of $30.6 for the three months ended March 31, 2003 and 2002, respectively. Included in net realized investment gains and losses were impairment losses of $84.2 and $10.2 for the three months ended March 31, 2003 and 2002, respectively.

Consolidated net income increased 41.5% to $90.0 for the three months ended March 31, 2003, compared with net income of $63.6 for the three months ended March 31, 2002. The increase reflects improved operating earnings offset by after-tax realized investment losses of $32.4 in the first quarter of 2003 compared with gains of $20.1 in the first quarter of 2002. This change in realized gains and losses was primarily due to after-tax investment impairments of $54.7 in the first quarter of 2003. Operating earnings were $122.4 for the three months ended March 31, 2003, compared with operating earnings of $43.5 for the three months ended March 31, 2002. The increase in operating earnings was driven primarily by improved underwriting results within the Property & Casualty operations, lower catastrophe related losses and increased operating earnings in Life & Investments’ Group segment as a result of the acquisition of Swiss Re’s stop-loss medical business in July 2002 and unusually low first quarter claim experience in this business.

In April 2003, our Property & Casualty operations incurred catastrophe losses of approximately $30.0 from a Texas hailstorm. Further catastrophe losses have occurred in the second quarter of 2003 as several severe storms and tornados have occurred in the mid-west and southern United States, including Tennessee and Missouri. Historically, Safeco’s exposure to catastrophe losses is highest in the second quarter of the year.

Segment – Results of Operations

     The following table summarizes the GAAP measure “Income before Income Taxes and Distributions on Capital Securities” for Property & Casualty, Life & Investments and Corporate. In the following sections we discuss Results of Operations for each and reconcile the non-GAAP measures Property & Casualty underwriting profit (loss) and Life & Investments pretax operating earnings to this GAAP measure.

THREE MONTHS ENDED MARCH 31	2003	2002

Property & Casualty	$132.3	$59.8
Life & Investments	13.7	47.8
Corporate	(5.3)	(14.0)

THREE MONTHS ENDED MARCH 31	2003	2002

Income before Income Taxes and Distributions on Capital Securities	$140.7	$93.6

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

Property & Casualty Operating Statistics

The following three tables for Property & Casualty reflect: (1) net earned premiums by segment; (2) underwriting profits (losses) by segment and (3) combined ratios by segment.

	Net Earned Premiums

THREE MONTHS ENDED MARCH 31	2003	2002

Personal Auto	$528.5	$454.2
Homeowners	189.5	183.4
Specialty	49.8	50.0

Total SPI	767.8	687.6

Regular	266.0	245.0
Special Accounts Facility	87.9	50.0
Runoff	3.0	81.5

Total SBI	356.9	376.5

Surety	32.1	29.8
P&C Other	6.3	5.6

Total Property & Casualty	$1,163.1	$1,099.5

	Underwriting Profits (Losses)

THREE MONTHS ENDED MARCH 31	2003	2002

Personal Auto	$(1.5)	$(20.3)
Homeowners	19.5	(18.2)
Specialty	11.5	8.0

Total SPI	29.5	(30.5)

Regular	(5.3)	(22.6)
Special Accounts Facility	6.4	8.2
Runoff	(6.3)	(44.7)

Total SBI	(5.2)	(59.1)

Surety	3.7	3.1
P&C Other	(7.0)	(4.8)

Total Underwriting Profit (Loss)	21.0	(91.3)
Property & Casualty Net Investment Income	112.8	115.2
Property & Casualty Restructuring Charges	—	(6.6)
Property & Casualty Net Realized Investment Gains (Losses)	(1.5)	42.5

Property & Casualty Income before Income Taxes and Distributions on Capital Securities	$132.3	$59.8

	Combined Ratios+

THREE MONTHS ENDED MARCH 31	2003	2002

Personal Auto	100.3%	104.5%
Homeowners	89.7	110.0
Specialty	76.9	84.0

Total SPI	96.2	104.4

Regular	102.0	109.2
Special Accounts Facility	92.7	83.6
Runoff	315.4	154.9

Total SBI	101.5	115.7

Surety	88.6	89.5
P&C Other	*	*

Total Property & Casualty	98.2%	108.3%

* Not meaningful

+ Combined ratios are GAAP basis and are calculated on losses and expenses expressed as a percentage of earned premiums.

Personal Insurance – Auto

THREE MONTHS ENDED MARCH 31	2003	2002

Net Earned Premiums	$528.5	$454.2
Underwriting Loss	(1.5)	(20.3)
Combined Ratio	100.3%	104.5%

Net earned premiums increased $74.3 or 16.4% in the first quarter of 2003 to $528.5, compared with $454.2 in 2002. The increase in premiums reflects rate increases as well as growth in policies in force (PIF) each quarter since the second quarter of 2002. We implemented mid-single digit rate increases throughout 2002 and into the first quarter of 2003, and we expect to continue to implement similar rate increases during the remainder of the year. PIF increased 9.6% in the first quarter of 2003 compared with a year ago, reflecting improved customer retention and new business production. Three strategic initiatives launched in 2002 continue to positively impact auto results: the introduction of our new auto insurance product, the new business entry model using point-of-sale (POS) technology and increased commissions on new business.

The new auto insurance product contains additional underwriting tiers both to provide more refined price points based on risk and to make insurance available to a broader range of drivers. This new auto product has been introduced in 29 states and is expected to be available in all states where we currently write business by the end of the year. This new auto product also expands the use of automated underwriting techniques, which use multiple variants to classify auto insurance risks into tiers.

In early 2002, we also implemented improved POS technology in our agents’ offices, making it easier for agents to write business with Safeco. This technology allows agents to quote policies more quickly and makes it easier for our agents to sell Safeco products.

Our new commission structure was introduced in the first quarter of 2002 and increased commissions on new auto policies for the first six-month policy period, and revised the bonus commission structure to align our bonus incentives to agents with both our growth and profitability goals.

Our underwriting loss in the first quarter of 2003 was $1.5, an improvement of $18.8 from $20.3 in the first quarter of 2002. The improved underwriting results reflected higher premium rates and an improved loss ratio. Our loss ratio, which continually improved throughout 2002, was 61.7% in the first quarter of 2003 compared with 68.2% in the first quarter of 2002. This trend in loss ratio was driven primarily by the higher premium rates previously discussed, as well as lower claims frequency, partially offset by mid-single digit increases in severity. These trends also contributed to an improved combined ratio, which was 100.3% for the first three months of 2003, compared with 104.5% in the same period last year.

Personal Insurance – Homeowners

THREE MONTHS ENDED MARCH 31	2003	2002

Net Earned Premiums	$189.5	$183.4
Underwriting Profit (Loss)	19.5	(18.2)
Combined Ratio	89.7%	110.0%

Net earned premiums increased $6.1 or 3.3% in the first quarter of 2003 to $189.5, compared with $183.4 in the first quarter of 2002. The increase reflects continued efforts to increase rates in order to restore profitability in this product line. Our rate increases averaged in the high teens throughout 2002 and into the first quarter of 2003 and we expect to continue to implement similar rate increases during the remainder of the year. The impact of increased rates on earned premiums was largely offset by continued decreases in PIF, which were down 8.3% in the first quarter of 2003 compared with a year ago due to tightening of underwriting standards, which decreased new business production.

Homeowners insurance written in states where we cannot achieve profitability continues to decrease. Currently, we have moratoriums on writing new business in seven states. Moratoriums will be lifted in these states as we secure approval to implement the changes necessary to move this product toward profitability. In addition, Safeco is introducing new language into homeowners policies sold in storm-prone Midwest states. Currently in place in three states, the new language requires individuals to pay a higher deductible before insurance coverage on repair costs for wind and hail damage. We have also filed limits on mold damages for homeowners policies sold in 31 of the states in which we do business. Generally, these filing limits cap mold damages at $10,000, including remediation, and we will continue to file limits in other states, as allowed.

In the first quarter of 2002, we launched a new tiered pricing structure for homeowners that more accurately prices business based on risk characteristics. This approach, which matches rates more closely to risks, is currently in place in 27 states, and we expect to have it in place in the remaining states where we write homeowners business by the end of the year.

The underwriting results for Homeowners improved by $37.7 to a profit of $19.5 in the first quarter of 2003 compared with a loss of $18.2 in the same period a year ago. Similarly the combined ratio improved to 89.7% compared with 110.0% in the first quarter of last year. These results reflect the aggressive actions taken to increase rates and tighten underwriting standards as well as lower catastrophe and weather losses in the three months ended March 31, 2003 compared with the three months ended March 31, 2002. Catastrophe losses were $8.2 in the first three months of 2003 compared with $15.9 a year ago. Non-catastrophe weather-related losses were $12.9 in the first quarter of 2003 compared with $13.9 in the first quarter of 2002. In addition, our loss costs for the three months ended March 31, 2003 benefited from the continued trend of lower claims frequency offset by low double digit increases in severity.

Personal Insurance – Specialty

THREE MONTHS ENDED MARCH 31	2003	2002

Net Earned Premiums	$49.8	$50.0
Underwriting Profit	11.5	8.0
Combined Ratio	76.9%	84.0%

Specialty lines include earthquake, dwelling fire, inland marine and boat insurance for individuals.

Net earned premiums decreased slightly to $49.8 in the first quarter of 2003 from $50.0 in the same period in 2002. This reflected increases in rates throughout 2002 and into 2003, offset by a reduction in PIF. The PIF reduction in the first quarter of 2003 reflected a decrease in new business production, particularly in the dwelling fire product line, due to rate increases and tightening of underwriting standards.

Specialty’s underwriting profit was $11.5 in the first three months of 2003, up $3.5 or 43.8% from $8.0 in the first three months of 2002. This was primarily due to the rate increases described above and lower catastrophe losses, which were $1.1 and $3.7 in the first quarters of 2003 and 2002, respectively. The combined ratio was 76.9% in the first quarter of 2003 compared with 84.0% a year ago.

Safeco Business Insurance

SBI - Regular

THREE MONTHS ENDED MARCH 31	2003	2002

Net Earned Premiums	$266.0	$245.0
Underwriting Loss	(5.3)	(22.6)
Combined Ratio	102.0%	109.2%

SBI Regular is our core commercial segment writing commercial lines insurance for small-to-medium sized businesses. Net earned premiums increased 8.6% to $266.0 in the first quarter of 2003, compared with $245.0 in the first quarter of 2002, reflecting the impact of rate increases partially offset by continued decreases in PIF. We implemented average insurance price increases in the mid-teens for SBI - Regular throughout 2002 and into 2003 and we expect average price increases in the double-digits for the year. PIF decreased 7.4% in the 2003 first quarter compared with the prior year. This reflected tightening of underwriting standards, offset in part by an increase in new business production. SBI - Regular continues to restrict writing workers compensation policies, particularly in California.

SBI - Regular is introducing a redesigned business model to support sales growth, deliver pricing more accurately matched to risk characteristics and improve customer service. The suite of services being introduced includes an automated underwriting platform, a business service center and a new business agency interface system. The new underwriting approach provides an increased number of pricing tiers and better matching of rate to risk. The new business entry model makes it easier for agents to quote and sell our products to small businesses.

SBI - Regular’s underwriting loss improved by $17.3, or 76.5% in the first three months of 2003, to $5.3 from $22.6 in the same period a year ago. Similarly, the combined ratio improved to 102.0% from 109.2%. The improvement in underwriting results in the first quarter of 2003 reflects the effects of rate increases and tightening of underwriting standards. In addition, catastrophe losses were lower, partly offset by higher non-catastrophe weather losses. Catastrophe losses were $4.4 in the first three months of 2003 compared with $6.0 in the first three months of 2002. Non-catastrophe weather-related losses were $4.7 in the first quarter of 2003 compared with $4.1 a year ago. 2002 underwriting results were also impacted in the first quarter by $4.0 of losses related to an appellate court ruling in Ohio that extended commercial auto coverage to municipal workers during non-work hours.

SBI - Special Accounts Facility

THREE MONTHS ENDED MARCH 31	2003	2002

Net Earned Premiums	$87.9	$50.0
Underwriting Profit	6.4	8.2
Combined Ratio	92.7%	83.6%

SBI - Special Accounts Facility (SAF) writes larger commercial accounts for our key Safeco agents and our four continuing specialty commercial programs (lender-placed property insurance, agents’ errors and omissions insurance written predominantly for Safeco agents, mini storage and warehouse property coverages, and coverages for non-profit social service organizations).

Net earned premiums increased $37.9 or 75.8% in the first quarter of 2003 to $87.9 compared with net earned premiums of $50.0 in the first quarter of 2002. The increase in net earned premiums in 2003 was primarily due to the consolidation of our business insurance products in 2002: as each existing Safeco large account commercial policy came up for renewal (reported in SBI — Runoff) a decision was made by SAF to renew or not. If it was renewed it became part of SAF, otherwise underwriting results associated with the discontinued account remained in SBI -Runoff.

Underwriting profit in the first quarter of 2003 decreased by $1.8 to $6.4, compared with $8.2 a year ago, and the combined ratio increased to 92.7% from 83.6% due to unusually low losses in the first quarter of 2002.

SBI - Runoff

THREE MONTHS ENDED MARCH 31	2003	2002

Net Earned Premiums	$3.0	$81.5
Underwriting Loss	(6.3)	(44.7)

SBI - Runoff includes the large commercial business accounts and 15 specialty programs that Safeco is exiting. We continue to run off poor-performing large accounts and are focusing on growth in the small-to-medium commercial business market as reflected in SBI - Regular.

Net earned premiums decreased $78.5 or 96.3% in the 2003 first quarter to $3.0, compared with net earned premiums of $81.5 in the 2002 first quarter. The decrease reflects the actions taken to exit this unprofitable business and the renewal of policies into SAF referred to above.

Underwriting losses were $38.4 lower in the first quarter of 2003 compared with a year ago reflecting the significant decrease in premium volume. In addition, in the first quarter of 2002, Safeco added $10.0 to reserves for losses occurring in prior years on workers compensation for large business accounts in runoff.

Surety

THREE MONTHS ENDED MARCH 31	2003	2002

Net Earned Premiums	$32.1	$29.8
Underwriting Profit	3.7	3.1
Combined Ratio	88.6%	89.5%

Surety net earned premiums increased $2.3 or 7.7% in the first quarter of 2003 to $32.1, compared with net earned premiums of $29.8 in the first quarter of 2002. The increase in net earned premiums reflects the impact of new business production and rate increases.

Underwriting profit increased by $0.6 to $3.7 in the first quarter of 2003 compared with $3.1 in the same period a year ago, while the combined ratio decreased to 88.6% from 89.5% due to growth in net earned premiums.

Property & Casualty Other

THREE MONTHS ENDED MARCH 31	2003	2002

Net Earned Premiums	$6.3	$5.6
Underwriting Loss	(7.0)	(4.8)

P&C Other includes our discontinued assumed reinsurance business, our involuntary assigned risk and other state-mandated personal lines business, our Lloyds of London operations which are in runoff and certain discontinued product lines.

Net earned premiums increased by $0.7 or 12.5% in the first three months of 2003 to $6.3 from $5.6 in the same period in 2002.

The underwriting loss in the first quarter of 2003 increased to $7.0 from $4.8 in 2002, largely due to non-voluntary auto losses.

Life & Investments – Results of Operations

Life & Investments operations are managed separately as six reportable segments: Group, Income Annuities, Retirement Services, Individual, Asset Management and Life & Investments Other (L&I Other). The following table summarizes comparative operating results for Life & Investments:

THREE MONTHS ENDED MARCH 31	2003	2002

Total Revenues	$527.4	$461.2

Policy Benefits	343.0	306.1
Other Expenses	112.6	96.0

Total Benefits and Expenses	455.6	402.1

Pretax Operating Earnings	71.8	59.1
Net Realized Investment Losses	(58.1)	(11.3)

Income before Income Taxes and Distributions on Capital Securities	$13.7	$47.8

Life & Investments revenues are comprised of premiums, net investment income and other fees. The following tables summarize revenues (excluding net realized investment gains and losses) and pretax operating earnings by reportable segment:

	Revenues

THREE MONTHS ENDED MARCH 31	2003	2002

Group	$142.3	$87.4
Income Annuities	131.4	129.6
Retirement Services	96.1	93.1
Individual	95.9	93.4
Asset Management	6.2	8.2
L&I Other	55.5	49.5

Total Life & Investments Revenues	$527.4	$461.2

	Pretax Operating Earnings

THREE MONTHS ENDED MARCH 31	2003	2002

Group	$29.0	$10.2
Income Annuities	10.1	8.8
Retirement Services	5.0	8.0
Individual	1.9	6.7
Asset Management	0.1	2.3
L&I Other	25.7	23.1

Pretax Operating Earnings	71.8	59.1
Net Realized Investment Losses	(58.1)	(11.3)

Income before Income Taxes and Distributions on Capital Securities	$13.7	$47.8

Group

THREE MONTHS ENDED MARCH 31	2003	2002

Revenues	$142.3	$87.4
Pretax Operating Earnings	29.0	10.2
Loss Ratio	56.0%	60.0%

Group’s principal product offering is stop-loss medical insurance sold to employers with self-insured medical plans. Also offered in this line are group life, accidental death and dismemberment, and disability products.

Revenues were $142.3 in the first quarter of 2003, an increase of 62.8% over revenues of $87.4 in the same period in 2002. The increase in 2003 revenues is primarily due to the acquisition of Swiss Re’s stop-loss medical business in July 2002, which generated $53.9 in premiums in the current quarter.

Pretax operating earnings more than doubled to $29.0 in the first quarter of 2003 compared with $10.2 in the first quarter of 2002. The increase in pretax operating earnings reflected the addition of the profitable Swiss Re business, and an improved loss ratio of 56% in the first quarter of 2003 compared with 60% a year ago. We incurred unusually low claim costs in the first quarter of 2003, consistent with industry-wide data on first quarter medical costs. In conjunction with these lower claim costs, we experienced favorable reserve development of $10.5 in the first quarter of 2003 primarily related to polices obtained in the acquisition of Swiss Re’s stop-loss medical business. We believe this level of profit will be difficult to sustain over the remainder of the year due to increased competition from existing and new entrants into the business.

Income Annuities

THREE MONTHS ENDED MARCH 31	2003	2002

Revenues	$131.4	$129.6
Pretax Operating Earnings	10.1	8.8
Policyholder Liabilities	6,330.4	6,266.5

Income Annuities’ primary product is the structured settlement annuity that is sold to fund third-party personal injury settlements, providing a reliable income stream to the injured party. This product is extremely sensitive to financial strength ratings, and our ratings downgrades in 2001 decreased our ability to sell this product. Income Annuities also sells non-structured fixed annuities, which provide an immediate payment stream. Overall sales of immediate annuities (including structured settlements) were $28.5 in the first quarter of 2003 compared with $17.2 in the first quarter of 2002 due to continued efforts to grow the sales of non-structured settlement annuity products. Deposits included $8.8 and $6.7 in annuities purchased by Property & Casualty affiliates in the three months ended March 31, 2003 and 2002, respectively. These contracts are non-surrenderable and supported by long-term invested assets consisting primarily of long duration bonds and mortgage-backed securities.

Revenues were $131.4 in the first quarter of 2003 compared with $129.6 a year ago, an increase of 1.4%. Revenues were impacted by lower interest rates. This was offset by favorable prepayment adjustments on mortgage-backed securities of $3.7 in the first quarter of 2003 compared with unfavorable prepayment adjustments of $0.7 in the first quarter of 2002.

Pretax operating earnings increased 14.8% to $10.1 in the first quarter of 2003 compared with $8.8 a year ago. This was primarily due to the favorable prepayment adjustment on mortgage-backed securities, partially offset by lower interest margins.

Retirement Services

THREE MONTHS ENDED MARCH 31	2003	2002

Revenues	$96.1	$93.1
Pretax Operating Earnings	5.0	8.0
General Account Liabilities	6,151.3	5,369.4
Separate Account Liabilities	768.3	1,088.1

The primary products in this business line are fixed deferred and variable annuities (both qualified and non-qualified), and guaranteed investment contracts (GIC). In 2002, sales of our fixed deferred annuity products were strong. The Safeco Select fixed deferred annuity product had deposits of $45.5 in the first quarter of 2003 compared with $269.2 in the first quarter of 2002. Safeco Secure, launched in July 2002, generated deposits of $194.5 in the first three months of 2003. The low interest rate environment has affected our ability to earn interest spreads at an acceptable level of profitability for new business. However, we have refiled contracts in states that have lowered their minimum guaranteed interest rate requirements. This has enabled us to increase our spread on annuity products in those states, and in other states we have curtailed new business production. Products in Retirement Services have protection against early withdrawals in the form of surrender charges during the initial years of each policy or the option for Safeco to spread payouts over five years.

Revenues increased by 3.2% to $96.1 in the first quarter of 2003 compared with revenues of $93.1 in the first quarter of 2002. The increase in 2003 was due to higher investment income as a result of growth in general account liabilities, offset by lost interest income due to bond defaults and reduced fees on variable products caused by declines in the equity markets.

Pretax operating earnings were $5.0, a decrease of 37.5%, in the first quarter of 2003 compared with $8.0 in the same period a year ago. This decrease reflects the impact on variable annuity pretax operating earnings of declines in the equity markets resulting in reduced fees and increased amortization of deferred policy acquisition costs.

General account liabilities increased to $6,151.3 at March 31, 2003 from $5,369.4 at March 31, 2002. The increase was due to sales of our fixed deferred annuity products during 2002 and the first quarter of 2003. The decrease in separate account liabilities was a result of the declines in equity markets.

Individual

THREE MONTHS ENDED MARCH 31	2003	2002

Revenues	$95.9	$93.4
Pretax Operating Earnings	1.9	6.7

Individual products include term, universal and variable universal life and BOLI. BOLI is universal life insurance sold to banks and is extremely sensitive to financial strength ratings; consequently, our ratings downgrades in 2001 significantly curtailed the volume of new BOLI deposits.

Revenue increased slightly to $95.9 in the first quarter of 2003 compared with $93.4 in the first quarter of 2002. Updated term and universal life insurance products launched in 2002 and a new internet sales tool (Safeco Now) contributed to the increased sales in 2003.

Pretax operating earnings of $1.9 in the first quarter of 2003 were down from first quarter pretax operating earnings of $6.7 in 2002. The decrease was due primarily to unfavorable mortality experience of $3.5.

Asset Management

THREE MONTHS ENDED MARCH 31	2003	2002

Revenues	$6.2	$8.2
Pretax Operating Earnings	0.1	2.3
Assets Under Management	3,748.8	4,932.5

Asset Management serves as the investment advisor for the Safeco mutual funds, variable insurance portfolios, and institutional and trust accounts. Investment advisory activities produced revenues of $6.2 in the first quarter of 2003 compared with $8.2 for the same period a year ago. The decline in assets under management, due to declining equity markets as well as a net outflow of funds, contributed to the overall decrease in revenues and pretax operating earnings.

L&I Other

THREE MONTHS ENDED MARCH 31	2003	2002

Revenues	$55.5	$49.5
Pretax Operating Earnings	25.7	23.1

Our L&I Other segment is comprised mainly of investment income on capital and accumulated earnings of the other reportable segments, as well as commissions received by Talbot Financial Corporation (Talbot), our insurance agency, which distributes property and casualty and life insurance products. Revenues were $55.5 in the first quarter of 2003, a 12.1% increase from revenues of $49.5 a year ago. The increase in revenues in 2003 was primarily due to an increase of $3.0 in contingent commission bonuses received in the first quarter by Talbot. Pretax operating earnings were $25.7 and $23.1 for the first quarter of 2003 and 2002, respectively.

Corporate – Results of Operations

THREE MONTHS ENDED MARCH 31	2003	2002

Pretax Loss before Net Realized Investment Gains (Losses)	$(15.0)	$(13.4)
Net Realized Investment Gains (Losses) before Income Taxes	9.7	(0.6)

Loss before Income Taxes and Distributions on Capital Securities	$(5.3)	$(14.0)

The Corporate segment includes operating results for Safeco Corporation, SFP, Safeco Properties, Inc. and intercompany transaction eliminations. Interest expense on borrowings totaled $16.9 and $15.6 in the first quarter of 2003 and 2002, respectively. The increase reflects interest expense on $500.0 of debt issued in January 2003 which was subsequently used to pay down $300.0 of debt on March 15 and $200.0 on April 1, 2003, resulting in additional interest expense of $3.4 in the first quarter of 2003. These amounts do not include the expense for the distributions on Safeco’s Capital Securities which is presented separately net of tax on the Consolidated Statements of Income.

SFP was organized in 2000 to write S&P 500 index options to mitigate the risk associated with the Equity Indexed Annuity (EIA) product. SFP also engages in limited activity for its own account by selling single-name credit default swaps (credit swaps), writing and hedging S&P 500 Index options and investing in and hedging convertible bonds. Changes in the fair values of these instruments and any net realized gain or loss are recognized in current income. Net investment income includes the premium income on the credit swaps and the earnings and fair value adjustments for the S&P 500 index options and the convertible bonds. Net realized investment gain or loss includes the fair value adjustments and net realized investment gains or losses from the credit swaps. Pretax income before net realized investment gains and losses for SFP was $2.1 and $2.4 in the first quarter of 2003 and 2002, respectively.

SFP had credit swaps with notional amounts outstanding totaling $835.0 and $855.0 at March 31, 2003 and 2002, respectively. These credit swaps involved selling credit protection for a fee that covered certain credit events on assets owned by the buyer (financial institutions and investment banks) such that if a credit event occurs SFP would make a payment to the buyer. The credit swaps are marked-to-market and this adjustment is recorded in net realized investment gains and losses on the Consolidated Statements of Income. Total net realized investment gain before taxes in the first quarter of 2003 was $9.0 compared with a total net realized investment loss of $0.5 in the first quarter of 2002.

The table below summarizes the quality of the credit swap portfolio:

Percent at
RATING	March 31, 2003

AAA	10%
AA	1
A	43
BBB	42
BB and lower	4

Total	100%

The fair value of SFP’s written S&P 500 index options liability was $30.0 and $48.7 at March 31, 2003 and 2002, respectively. SFP’s investment portfolio included investment grade convertible bonds with market values totaling $57.4 and $50.1 at March 31, 2003 and 2002, respectively.

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

Safeco’s liquidity needs are met by dividends from its subsidiary operations, the sale and maturity of invested assets and the issuance of debt and equity. The subsidiaries’ primary sources of cash from operations are insurance premiums, funds received under deposit contracts, dividends, interest and asset management fees. Safeco has not engaged in the sale by securitization of any investments or other assets.

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

Total cash provided by operating activities was $182.7 for the first quarter of 2003 compared with $105.6 in the same period a year ago. The increase in 2003 was due to an increase in insurance premiums, partially offset by increases in claims paid and other insurance operating costs consistent with business growth. Also offsetting the increase in insurance premiums was a decrease in interest income caused by the repositioning in our Property & Casualty investment portfolio in mid-2002 to lower duration.

On January 27, 2003, Safeco issued $200.0 of senior notes with a coupon of 4.200% that mature in 2008 and $300.0 of senior notes with a coupon of 4.875% that mature in 2010. The notes are unsecured and rank equally with all our other unsecured senior indebtedness. The proceeds from the notes were used to repay $300.0 principal amount of 7.875% medium term notes due March 15, 2003 and to call $200.0 principal amount of 7.875% notes maturing in 2005 at par on April 1, 2003.

On November 20, 2002, Safeco completed the sale of 10,465,000 shares of common stock at $33.00 per share. Safeco received proceeds net of related expenses of $328.7 from the sale of these shares. The net proceeds were used to contribute capital of $150.0 to our Property & Casualty operations and $100.0 to our Life & Investments operations in December 2002 to support future growth in our core product lines and strengthen the capital base of these operations. Remaining proceeds were used for general corporate purposes and the repayment or repurchase of outstanding indebtedness.

Safeco maintains a bank credit facility of $500.0 available through September 2005. Safeco pays a fee to have the facility available and does not maintain deposits as compensating balances. The facility carries certain covenants that require Safeco to maintain a specified minimum level of shareholders’ equity and a maximum debt-to-capitalization ratio. There were no borrowings under the facility as of March 31, 2003 or December 31, 2002 and Safeco was in compliance with all covenants.

Management believes that the Company’s cash flow from operations, investment portfolio and credit facilities are sufficient to meet its future liquidity needs.

The following tables summarize Safeco’s contractual obligations as of March 31, 2003:

	Payments due by

		Less than			More than
CONTRACTUAL OBLIGATIONS	Total	1 Year	1-3 Years	3-5 Years	5 Years

Long-Term Debt and Capital Securities	$2,155.7	$203.9	$10.2	$206.7	$1,734.9
Operating Leases	374.4	53.0	137.5	40.0	143.9

Total Contractual Obligations	$2,530.1	$256.9	$147.7	$246.7	$1,878.8

Material terms of contractual obligations are described in the notes to our consolidated financial statements included in our 2002 Annual Report on Form 10-K.

Ratings

The financial strength of insurers is rated to provide both insurance consumers and industry participants with comparative information on specific insurance companies. Financial strength ratings are important for the marketing of our products and some lines are especially sensitive to ratings such as structured settlement annuities, BOLI products and GICs. Higher ratings generally indicate greater financial strength and a stronger ability to pay claims. Lower ratings for Safeco could, among other things, significantly affect our ability to sell certain life insurance and investment products, materially increase the number of policy surrenders and withdrawals by policyholders of cash value from their policies, adversely affect relationships with broker-dealers, banks, agents and other distributors of our products and services, adversely affect new sales, significantly affect borrowing costs or limit our access to capital, and adversely affect our ability to compete. Any of these factors could have a material adverse effect on our business, consolidated results of operations and financial condition.

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

We believe our financial position is sound and continue to execute our action plans to improve Property & Casualty operating results. The effect of our operating action plans has been reflected in improved operating results and this has improved Safeco’s debt service coverage during 2002 and the first quarter of 2003. It is, however, possible that further negative ratings actions may occur. Lower ratings have significantly affected Life & Investments ability to sell structured settlement immediate annuities and BOLI products. If ratings are further lowered, Safeco may incur higher borrowing costs, may have more limited means to access capital, and may have additional difficulties marketing certain of its insurance products that are dependent upon ratings being at or above a particular level.

The following table summarizes Safeco’s current ratings:

Standard
	A.M. Best	Fitch	Moody’s	& Poor’s

Safeco Corporation
Senior Debt	bbb+	A-	Baa1	BBB+
Capital Securities	bbb	BBB+	Baa2	BBB -
Financial Strength/Claims-Paying Ability
Property & Casualty Subsidiaries	A	AA-	A1	A+
Life Subsidiaries	A	AA-	A1	A

Investment Summary

Net Investment Income

Safeco’s consolidated pretax net investment income was $422.5 and $414.7 for the first quarter of 2003 and 2002, respectively. The investment portfolios of Property & Casualty and Life & Investments produced substantially all of this net investment income.

	Net Investment Income

THREE MONTHS ENDED MARCH 31	2003	2002

Property & Casualty	$112.8	$115.2
Life & Investments	303.5	296.1
Corporate and Other	6.2	3.4

Total	$422.5	$414.7

	Pretax Investment
	Income Yields

THREE MONTHS ENDED MARCH 31	2003	2002

Property & Casualty	6.0%	6.2%
Life & Investments	7.0%	7.4%

Property & Casualty pretax net investment income declined in the first quarter of 2003 compared with the first quarter of 2002 due to lower interest rates. On an after tax basis, net investment income was $82.7 and $88.7 for the three months ended March 31, 2003 and 2002, respectively. This reflects continued declines in interest rates and the repositioning of the Property & Casualty investment portfolio in 2002 to reduce the average duration.

Life & Investments pretax net investment income increased 2.5% in the first quarter of 2003 compared with the first quarter of 2002. On an after tax basis, net investment income was $198.1 and $193.4 for the three months ended March 31, 2003 and 2002, respectively. The growth in net investment income was due to higher invested assets related to the growth of total funds held under deposit contracts, partially offset by lower yields on new investments.

Net Realized Investment Gains and Losses

Pretax net realized investment gains and losses for the periods indicated by major segment and component were as follows:

PRETAX NET REALIZED INVESTMENT GAINS (LOSSES)	2003	2002

Property & Casualty	$(1.5)	$42.5
Life & Investments	(58.1)	(11.3)
Corporate	9.7	(0.6)

Total	$(49.9)	$30.6

PRETAX NET REALIZED INVESTMENT GAINS (LOSSES)	2003	2002

Gains on Sales and Maturities	$28.2	$46.8
Impairments on Fixed Income Securities	(79.4)	(10.2)
Impairments on Equity Securities	(4.8)	—
Credit Swap Mark–to-Market	9.0	(0.5)
Other	(2.9)	(5.5)

Total	$(49.9)	$30.6

Pretax investment impairments by portfolio were as follows:

PRETAX INVESTMENT IMPAIRMENTS	2003	2002

Property & Casualty	$20.6	$0.8
Life & Investments	62.7	9.4
Corporate	0.9	—

Total	$84.2	$10.2

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

The increase in fixed maturity impairments in the first quarter of 2003 compared with a year ago was due to continued credit deterioration, and reflected impairments primarily in the airline and franchise sectors.

The total proceeds at fair value from fixed maturities and equities sold at a loss were $148.8 for the three months ended March 31, 2003. The related total net realized investment loss on these sales was $18.7. In accordance with our investment impairment process described above, we consider our intent and ability to retain investments for a period of time sufficient to allow for a market value recovery. However, our intent to hold is reassessed frequently in light of financial market fluctuations and the financial condition and near term prospects of the issuer. Safeco’s sales activity reflects ongoing management decisions and modifications in our intent due to actual or expected deterioration in the issuer’s credit, our decisions to lessen exposure to a particular industry and our actions to reposition our asset allocation.

Investment Portfolio

The table below summarizes Safeco’s consolidated securities investment portfolio at March 31, 2003.

	Cost or Amortized
MARCH 31, 2003	Cost	Carrying Value

PROPERTY & CASUALTY
Fixed Maturities – Taxable	$4,945.2	$5,252.8
Fixed Maturities – Non-taxable	1,946.0	2,120.4
Equity Securities	660.8	909.4
LIFE & INVESTMENTS
Fixed Maturities – Taxable	15,846.0	17,080.3
Fixed Maturities – Non-taxable	0.8	0.8
Equity Securities	115.1	111.8
CORPORATE
Fixed Maturities – Taxable	5.6	60.4
Equity Securities	8.6	22.6

Total Fixed Maturities and Equity Securities	23,528.1	25,558.5
Mortgage Loans	930.8	930.8
Other Invested Assets	122.3	159.6
Short-Term Investments	603.1	603.1

Total Consolidated Investment Portfolio	$25,184.3	$27,252.0

Safeco’s consolidated portfolio of investment securities at March 31, 2003 consisted of $24,514.7 fixed-maturity securities and $1,043.8 equity securities at market value. Included in the fixed maturity securities carrying amount were gross unrealized losses of $272.7 and gross unrealized gains of $2,043.8. Included in the equity securities carrying amount were gross unrealized losses of $72.1 and gross unrealized gains of $331.4. Industries that contributed more than 10% of the total gross unrealized loss were airlines (13%), diversified financial services (12%) and electric utilities (11%). Safeco reviewed all securities in an unrealized loss position and determined that these declines in fair value were temporary at March 31, 2003.

As of March 31, 2003, unrealized losses on securities that were in an unrealized loss position for longer than a year amounted to $152.5 for fixed maturity securities and $3.8 for equity securities. These unrealized losses represent less than 1% of total portfolio value and are attributed to the low interest rate environment and distressed credit markets experienced throughout 2002 and in the first quarter of 2003. We continue to monitor these securities as part of our overall portfolio evaluation and if an unrealized loss were determined to be other than temporary, the impairment loss would be recognized in the Consolidated Statements of Income in the current period when that determination is made.

The quality of Property & Casualty’s fixed maturities portfolio (at fair value) is detailed in the following table:

Percent at
RATING	March 31, 2003

AAA	42%
AA	12
A	23
BBB	19
BB and lower	3
Not Rated	1

Total	100%

The quality of Life & Investments’ fixed maturities (at fair value) portfolio is detailed in the following table:

Percent at
RATING	March 31, 2003

AAA	33%
AA	5
A	24
BBB	31
BB and lower	6
Not Rated	1

Total	100%

On a consolidated basis, below investment-grade securities with a fair value of $1.2 billion were held at March 31, 2003 compared with $1.1 billion at December 31, 2002. The related amortized cost for the below investment-grade securities at March 31, 2003 and December 31, 2002 was $1.3 billion and $1.2 billion, respectively. Safeco’s consolidated investment portfolio included $304.1 of non-publicly traded fixed maturities and equity securities, representing 1.1% of the portfolio at March 31, 2003.

Our consolidated fixed maturity and equity securities portfolio is well-diversified by issuer and by industry type. As of March 31, 2003, there were no single-issuer holdings exceeding 1% of our consolidated investment portfolio. Industry concentrations exceeding 3% of our consolidated investment portfolio are as follows at March 31, 2003:

	Cost or	Percent
INDUSTRY	Amortized Cost	of Total

State and Political Subdivisions	$2,472.5	10%
Electric Utilities	1,928.0	8
Banks	1,426.1	6
U.S Government & Agencies	1,438.4	5
Diversified Financial Services	983.0	4
Mortgage-Backed Securities	5,157.5	20
Other	10,122.6	40

Total Fixed Maturities and Equity Securities	23,528.1	93
Mortgage Loans	930.8	4
Other Invested Assets	122.3	1
Short-Term Investments	603.1	2

Total Consolidated Investment Portfolio	$25,184.3	100%

The table below summarizes Safeco’s consolidated holdings of mortgage-backed securities at March 31, 2003:

		Carrying Value
	Cost or
MARCH 31, 2003	Amortized Cost	Amount	Percent

RESIDENTIAL
Planned and Targeted Amortization Class and Sequential Pay CMOs	$2,310.2	$2,406.1	44%
Accrual Coupon (Z-Tranche) CMOs	437.0	490.8	9
Floating Rate CMOs	85.2	89.0	2
Companion/Support, Principal Only, Interest Only CMOs	17.0	17.8	—
Subordinates	23.2	23.5	—
Residential Mortgage-Backed Pass-Throughs (Non-CMOs)	412.1	429.9	8

Total	3,284.7	3,457.1	63

SECURITIZED COMMERCIAL REAL ESTATE
Government/Agency-Backed	419.3	450.3	8
CMOs and Pass-Throughs (Non-agency)	1,106.5	1,197.6	22

Total	1,525.8	1,647.9	30
Other CMOs	347.0	354.7	7

Total	$5,157.5	$5,459.7	100%

Safeco’s consolidated investment holdings in mortgage-backed securities of $5.5 billion at fair value at March 31, 2003, consists mainly of residential collateralized mortgage obligations (CMOs), pass-throughs and commercial loan-backed mortgage obligations (CMBSs). Life & Investments portfolio holds 78% and Property & Casualty portfolio holds 22% of these securities. 90% of the mortgage-backed securities are government/agency-backed or AAA rated at March 31, 2003. Safeco has intentionally limited its investment in riskier, more volatile CMOs and CMBSs (e.g., principal only, interest only, etc.) to $41.3 or 0.8% of total mortgage-backed securities at March 31, 2003.

Safeco’s short-term investment holdings at March 31, 2003 included $200.0 for repayment of debt called on April 1, 2003.

ITEM 4 – CONTROLS AND PROCEDURES

(a)  Disclosure Controls and Procedures. Within the 90 days before the date of this Form 10-Q, we evaluated the effectiveness of the design and operation of our “disclosure controls and procedures”. Safeco conducted this evaluation under the supervision and with the participation of management, including our Chief Executive Officer, Chief Financial Officer and our disclosure committee.

(i) Definition of Disclosure Controls and Procedures. Disclosure controls and procedures are controls and other procedures that are designed with the objective of ensuring that information required to be disclosed in our periodic reports filed under the Exchange Act, such as this report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As defined by the SEC, such disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in such a manner as to allow timely disclosure decisions.

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

(iii) Conclusions with Respect to Our Evaluation of Disclosure Controls and Procedures. Subject to the limitations described above, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in timely alerting them, particularly during the period when our reports are being prepared, to material information relating to Safeco required to be included in Safeco’s periodic SEC filings.

(b)  Changes in Internal Controls. There have been no significant changes in Safeco’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Safeco Corporation and Subsidiaries

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

(Dollar amounts in millions)

Because of the nature of our businesses, Safeco’s insurance and other subsidiaries are subject to legal actions filed or threatened in the ordinary course of our business operations, generally as liability insurers defending third-party claims brought against our insureds or as insurers defending policy coverage claims brought against them. Safeco does not believe that such litigation will have a material adverse effect on our financial condition, future operating results or liquidity.

Our property and casualty insurance subsidiaries are parties to a number of lawsuits for liability coverages related to environmental claims. Although estimation of reserves for environmental claims is difficult, we do not expect the loss and LAE with respect to any such lawsuit, or all lawsuits related to a single incident combined, to be material to our financial condition.

Our property and casualty insurance companies recently defeated allegations in a suit filed on July 18, 2001, by a plaintiff who purported to represent a class of present and former claim adjusters. The plaintiff claimed that claims adjusters should have been considered non-exempt employees under the labor laws, and sought damages representing back overtime pay for certain hours worked. The U.S. District Court for the Northern District of Ohio disagreed and dismissed the action on January 31, 2003. Our property and casualty insurance companies are defending two other lawsuits alleging similar claims, one filed on August 10, 2001 in California and the other on January 14, 2003 in U.S. District Court for the District of Connecticut. We intend to defend vigorously against these allegations.

ITEM 6 – EXHIBITS AND REPORTS ON FORM 8-K

(A)(3)   – EXHIBITS

10.1	Safeco Corporation Deferred Compensation Plan for Directors, as amended and restated November 4, 1998, as last amended February 5, 2003.

99.1	Certification of Chief Executive Officer of Safeco Corporation, dated May 13, 2003, in accordance with 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Financial Officer of Safeco Corporation, dated May 13, 2003, in accordance with 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(B)	– REPORTS ON FORM 8-K

The registrant filed the following 8-K’s during the quarter ended March 31, 2003 and for the period up to the filing date of this Form 10-Q.

Filing dated	Under	Filing related to:

January 27, 2003	Item 5 (Other Events)	Earnings Release for Quarter ended December 31, 2002.

January 28, 2003	Item 7 (Financial Statements)	Information and agreements of Form S-3, filed on December 30, 2002.

January 29, 2003	Item 5 (Other Events)
	Item 7 (Financial Statements)	Information and agreements of Form S-3, filed on December 30, 2002.

April 28, 2003	Item 9 (Regulation FD Disclosure)	Earnings Release for Quarter ended March 31, 2003.

May 12, 2003	Item 9 (Regulation FD Disclosure)	Resignation of Controller.

Safeco Corporation and Subsidiaries

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 13, 2003.

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

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003	/s/ MICHAEL S. MCGAVICK

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

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003	/s/ CHRISTINE B. MEAD

Christine B. Mead Senior Vice President, Chief Financial Officer and Secretary