Form 10-Q
period 2003-06-30
SAFECO CORP
filed 2003-08-13
CIK 86104

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

------------------------------------------------------------------------------

                                    FORM 10-Q

-------------------------------------------------------------------------------



    [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934 for the Quarterly Period Ended June 30, 2003


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

               Common Stock, No Par Value, 138,482,061 shares were
                         outstanding at July 31, 2003.


Safeco Corporation and Subsidiaries
-----------------------------------------------------------------------------------------------------------------------------------
CONTENTS
-----------------------------------------------------------------------------------------------------------------------------------


-----------------------------------------------------------------------------------------------------------------------------------


   Item       Description                                                                          Page
-----------------------------------------------------------------------------------------------------------------------------------


Part I        Financial Information

   1          Financial Statements
              Consolidated Statements of Income
                  for the three and six months ended June 30, 2003 and 2002                            3

              Consolidated Balance Sheets
                  June 30, 2003 and December 31, 2002                                                  4

              Consolidated Statements of Cash Flows
                  for the six months ended June 30, 2003 and 2002                                      6

              Consolidated Statements of Shareholders' Equity
                  for the six months ended June 30, 2003 and 2002                                      8

              Consolidated Statements of Comprehensive Income (Loss)
                  for the three and six months ended June 30, 2003 and 2002                            8

              Condensed Notes to Consolidated Financial Statements                                     9

   2          Management's Discussion and Analysis of Financial Condition                             20
                  and Results of Operations

   4          Controls and Procedures                                                                 43


Part II       Other Information

   1          Legal Proceedings                                                                       44

   4          Submission of Matters to a Vote of Security Holders                                     44

   6          Exhibits and Reports on Form 8-K                                                        45


Signatures                                                                                            46





Safeco Corporation and Subsidiaries
-----------------------------------------------------------------------------------------------------------------------------------

PART I -ITEM 1 FINANCIAL STATEMENTS
Consolidated Statements of Income

-----------------------------------------------------------------------------------------------------------------------------------




                                                       Three Months Ended           Six Months Ended
                                                             June 30                    June 30
------------------------------------------------------------------------------------------------------------
(In Millions, Except Per Share Amounts)                     2003         2002          2003          2002
                                                    --------------------------------------------------------
                                                        (Unaudited) (Unaudited)    (Unaudited) (Unaudited)


REVENUES
Property & Casualty Earned Premiums                    $ 1,201.8     $  1,122.0   $  2,364.9    $  2,221.5
Life & Investments Premiums and Other Revenues             221.1          166.1        445.0         331.2
Net Investment Income                                      423.1          412.8        845.6         827.5
Net Realized Investment Gains (Losses)                      22.3           95.4        (27.6)        126.0
Other                                                        2.7            2.0          5.4           4.7
                                                    --------------------------------------------------------
Total                                                    1,871.0        1,798.3      3,633.3       3,510.9
                                                    --------------------------------------------------------

EXPENSES
Losses, Loss Adjustment Expenses
    and Policy Benefits                                  1,188.0        1,181.4      2,320.1       2,341.0
Other Underwriting and Operating Expenses                  269.8          218.2        522.3         441.6
Amortization of Deferred Policy Acquisition Costs          222.7          212.4        438.9         421.9
Interest Expense                                            13.2           16.4         30.3          32.4
Intangibles Amortization                                     4.2            4.2          7.9           8.1
Restructuring Charges                                       --              5.5         --            12.1
                                                    --------------------------------------------------------
Total                                                    1,697.9        1,638.1      3,319.5       3,257.1
                                                    --------------------------------------------------------
Income Before Income Taxes and Distributions
    on Capital Securities                                  173.1          160.2        313.8         253.8
Provision for Income Taxes                                  50.0           43.8         89.5          62.6
                                                    --------------------------------------------------------
Income Before Distributions on Capital Securities          123.1          116.4        224.3         191.2
Distributions on Capital Securities, Net of Taxes          (11.2)         (11.2)       (22.4)        (22.4)
                                                    --------------------------------------------------------
Net Income                                             $   111.9     $    105.2   $    201.9    $    168.8
------------------------------------------------------------------------------------------------------------
INCOME PER SHARE OF COMMON STOCK
Net Income Per Share of Common Stock:
    Diluted                                            $     0.81    $      0.82  $      1.45   $      1.32
    Basic                                              $     0.81    $      0.82  $      1.46   $      1.32
------------------------------------------------------------------------------------------------------------

Dividends Declared                                     $     0.185   $      0.185 $      0.370  $      0.370
------------------------------------------------------------------------------------------------------------
Average Number of Shares Outstanding During the
Period:
    Diluted                                                139.0          128.1        138.8         128.1
    Basic                                                  138.4          127.8        138.3         127.8
------------------------------------------------------------------------------------------------------------

See condensed notes to consolidated financial statements.




Safeco Corporation and Subsidiaries
-----------------------------------------------------------------------------------------------------------------------------------

Consolidated Balance Sheets

-----------------------------------------------------------------------------------------------------------------------------------


                                                                                   June 30   December 31
                                                                                      2003          2002
-----------------------------------------------------------------------------------------------------------
(In Millions)                                                                   (Unaudited)    (Audited)


ASSETS
Investments
    Available-for-Sale Securities:
      Fixed Maturities, at Fair Value (Cost or amortized cost: $23,190.5;
$22,646.1)                                                                        $ 25,639.3   $ 24,278.0
      Marketable Equity Securities, at Fair Value (Cost: $767.5; $777.2)             1,167.3      1,082.5
    Mortgage Loans                                                                     942.8        925.9
    Other Invested Assets                                                              184.9        173.8
    Short-Term Investments                                                             434.1        311.0
                                                                               ----------------------------
Total Investments                                                                   28,368.4     26,771.2

Cash and Cash Equivalents                                                              199.2        188.5
Accrued Investment Income                                                              333.8        336.3
Premiums and Service Fees Receivable                                                 1,081.6      1,047.1
Other Notes and Accounts Receivable                                                    239.1        162.3
Current Income Taxes Recoverable                                                        39.1         26.2
Deferred Income Taxes Recoverable                                                       --          124.6
Reinsurance Recoverables                                                               568.1        578.8
Deferred Policy Acquisition Costs                                                      622.8        626.3
Land, Buildings and Equipment for Company Use
    (At cost less accumulated depreciation: $319.4; $319.7)                            472.4        488.7
Intangibles and Goodwill                                                               190.1        190.0
Other Assets                                                                           284.1        259.8
Securities Lending Collateral                                                        3,199.2      2,957.0
Separate Account Assets                                                                995.4        899.2
                                                                               ----------------------------
Total Assets                                                                      $ 36,593.3   $ 34,656.0
-----------------------------------------------------------------------------------------------------------
See condensed notes to consolidated financial statements.




Safeco Corporation and Subsidiaries
-----------------------------------------------------------------------------------------------------------------------------------

Consolidated Balance Sheets

-----------------------------------------------------------------------------------------------------------------------------------



                                                                                   June 30   December 31
                                                                                      2003          2002
-----------------------------------------------------------------------------------------------------------
(In Millions)                                                                  (Unaudited)     (Audited)


LIABILITIES AND SHAREHOLDERS' EQUITY
Property & Casualty Loss and Loss Adjustment Expense Reserves                    $  4,916.0    $  4,998.5
Accident and Health Reserves                                                          155.7         170.0
Life Policy Liabilities                                                               323.6         339.9
Unearned Premiums                                                                   2,008.4       1,847.5
Funds Held Under Deposit Contracts                                                 16,198.7      15,655.4
Debt                                                                                1,124.6       1,123.8
Deferred Income Taxes                                                                 235.3          --
Other Liabilities                                                                   1,438.1       1,389.3
Securities Lending Payable                                                          3,199.2       2,957.0
Separate Account Liabilities                                                          995.4         899.2
                                                                              -----------------------------
Total Liabilities                                                                  30,595.0      29,380.6
                                                                              -----------------------------

Commitments and Contingencies                                                          --            --

Corporation-Obligated, Mandatorily Redeemable Capital Securities of
    Subsidiary Trust Holding Solely Junior Subordinated Debentures of the
    Corporation (Capital Securities)                                                  844.0         843.8
                                                                              -----------------------------

Preferred Stock, No Par value
    Shares Authorized: 10
    Shares Issued and Outstanding: None                                                --            --
Common Stock, No Par Value
    Shares Authorized: 300
    Shares Reserved for Options: 11.7; 12.0
    Shares Issued and Outstanding: 138.5; 138.2                                     1,182.9       1,178.1
Retained Earnings                                                                   2,222.6       2,072.2
Accumulated Other Comprehensive Income, Net of Taxes:
    Unrealized Gains and Losses on Available-for-Sale Securities and
       Derivative Financial Instruments                                             1,824.8       1,241.2
    Unrealized Foreign Currency Translation Adjustments                               (10.5)        (15.7)
    Deferred Policy Acquisition Costs Valuation Allowance                             (56.7)        (35.4)
    Minimum Pension Liability Adjustment                                               (8.8)         (8.8)
                                                                              -----------------------------
Total Accumulated Other Comprehensive Income                                        1,748.8       1,181.3
                                                                              -----------------------------
Total Shareholders' Equity                                                          5,154.3       4,431.6
                                                                              -----------------------------
Total Liabilities and Shareholders' Equity                                       $ 36,593.3    $ 34,656.0
-----------------------------------------------------------------------------------------------------------

See condensed notes to consolidated financial statements.



Safeco Corporation and Subsidiaries
-----------------------------------------------------------------------------------------------------------------------------------

Consolidated Statements of Cash Flows

-----------------------------------------------------------------------------------------------------------------------------------


                                                                                    Six Months Ended
                                                                                        June 30
------------------------------------------------------------------------------------------------------------
(In Millions)                                                                          2003          2002
                                                                               -----------------------------
                                                                                 (Unaudited)    (Unaudited)


OPERATING ACTIVITIES
Insurance Premiums Received                                                       $  2,786.3    $  2,394.2
Dividends and Interest Received                                                        792.8         770.4
Other Operating Receipts                                                               121.3          88.9
Insurance Claims and Policy Benefits Paid                                           (1,952.8)     (1,858.9)
Underwriting, Acquisition and Insurance Operating Costs Paid                        (1,114.9)     (1,158.3)
Interest Paid and Distributions on Capital Securities                                  (59.1)        (65.8)
Income Taxes Paid                                                                      (34.4)        (32.9)
                                                                               -----------------------------
Net Cash Provided by Operating Activities                                              539.2         137.6
                                                                               -----------------------------
INVESTING ACTIVITIES
Purchases of
    Fixed Maturities Available-for-Sale                                             (3,326.7)     (3,432.4)
    Equity Securities Available-for-Sale                                               (73.5)       (160.0)
    Other Invested Assets                                                              (11.4)        (34.1)
Issuance of Mortgage Loans                                                             (61.2)        (35.5)
Issuance of Policy Loans                                                               (12.0)        (11.8)
Maturities of Fixed Maturities Available-for-Sale                                    1,597.5         773.7
Sales of
    Fixed Maturities Available-for-Sale                                              1,256.4       1,603.7
    Equity Securities Available-for-Sale                                                86.7         450.8
    Other Invested Assets                                                                1.7          45.9
Repayment of Mortgage Loans                                                             51.2          43.6
Repayment of Policy Loans                                                               12.3          13.4
Net (Increase) Decrease in Short-Term Investments                                     (123.1)        385.1
Other, Net                                                                               1.6         (26.4)
                                                                               -----------------------------
Net Cash Used in Investing Activities                                                 (600.5)       (384.0)
                                                                               -----------------------------
FINANCING ACTIVITIES
Funds Received Under Deposit Contracts                                                 674.9         722.7
Return of Funds Held Under Deposit Contracts                                          (540.4)       (562.6)
Proceeds from Notes                                                                    495.9          --
Repayment of Notes                                                                    (510.9)         (9.0)
Net Repayment of Commercial Paper                                                       --            (2.3)
Common Stock Reacquired                                                                 --            (3.2)
Dividends Paid to Shareholders                                                         (51.2)        (47.3)
Other, Net                                                                               3.7           4.9
                                                                               -----------------------------
Net Cash Provided by Financing Activities                                               72.0         103.2
                                                                               -----------------------------

Net Increase (Decrease) in Cash and Cash Equivalents                                    10.7        (143.2)

Cash and Cash Equivalents, Beginning of Period                                         188.5         269.3
                                                                               -----------------------------
Cash and Cash Equivalents, End of Period                                          $    199.2    $    126.1
------------------------------------------------------------------------------------------------------------

See condensed notes to consolidated financial statements.




Safeco Corporation and Subsidiaries
-----------------------------------------------------------------------------------------------------------------------------------

Consolidated Statements of Cash Flows --
Reconciliation of Net Income to Net Cash Provided by Operating Activities

-----------------------------------------------------------------------------------------------------------------------------------




                                                                                   Six Months Ended
                                                                                        June 30
-----------------------------------------------------------------------------------------------------------
(In Millions)                                                                         2003          2002
                                                                               ----------------------------
                                                                                (Unaudited)   (Unaudited)


Net Income                                                                        $    201.9   $    168.8
                                                                               ----------------------------

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
  PROVIDED BY OPERATING ACTIVITIES
    Net Realized Investment (Gains) Losses                                              27.6       (126.0)
    Amortization of Fixed Maturity Investments                                         (22.3)       (24.3)
    Amortization and Depreciation                                                       38.6         43.9
    Deferred Income Tax Provision                                                       52.0          8.1
    Interest Expense on Deposit Contracts                                              452.6        434.0
    Other, Net                                                                         (42.1)       (37.2)
Changes in
    Accrued Interest on Accrual Bonds                                                  (22.5)       (22.1)
    Accrued Investment Income                                                            2.5         (9.4)
    Deferred Policy Acquisition Costs                                                    3.5        (17.4)
    Property & Casualty Loss and Loss Adjustment Expense Reserves                      (82.5)        59.6
    Accident and Health Reserves                                                       (14.3)        (1.0)
    Life Policy Liabilities                                                            (16.3)         5.1
    Unearned Premiums                                                                  160.9         53.4
    Current Income Taxes Recoverable                                                   (12.9)        11.8
    Other Assets and Liabilities                                                      (187.5)      (409.7)
                                                                               ----------------------------
Total Adjustments                                                                      337.3        (31.2)
                                                                               ----------------------------
Net Cash Provided by Operating Activities                                         $    539.2   $    137.6
-----------------------------------------------------------------------------------------------------------
There were no significant non-cash financing or investing activities for the six months ended June 30, 2003 and 2002.

See condensed notes to consolidated financial statements.





 Safeco Corporation and Subsidiaries
-----------------------------------------------------------------------------------------------------------------------------------

Consolidated Statements of Shareholders' Equity

-----------------------------------------------------------------------------------------------------------------------------------


                                                                                   Six Months Ended
                                                                                       June 30
-----------------------------------------------------------------------------------------------------------
(In Millions)                                                                         2003          2002
                                                                              -----------------------------
                                                                               (Unaudited)    (Unaudited)

COMMON STOCK
Balance at Beginning of Period                                                    $  1,178.1   $    841.9
Stock Issued for Options and Rights                                                      4.8          4.8
Common Stock Reacquired                                                                 --           (0.3)
                                                                               ----------------------------
Balance at End of Period                                                             1,182.9        846.4
                                                                               ----------------------------
RETAINED EARNINGS
Balance at Beginning of Period                                                       2,072.2      1,875.9
Net Income                                                                             201.9        168.8
Amortization of Underwriting Compensation on Capital Securities                         (0.2)        (0.2)
Dividends Declared                                                                     (51.3)       (47.3)
Common Stock Reacquired                                                                 --           (2.5)
                                                                               ----------------------------
Balance at End of Period                                                             2,222.6      1,994.7
                                                                               ----------------------------
ACCUMULATED OTHER COMPREHENSIVE INCOME, NET OF TAXES
Balance at Beginning of Period                                                       1,181.3        916.8
Other Comprehensive Income (Loss)                                                      567.5        (63.4)
                                                                               ----------------------------
Balance at End of Period                                                             1,748.8        853.4
                                                                               ----------------------------
Shareholders' Equity                                                              $  5,154.3   $  3,694.5
-----------------------------------------------------------------------------------------------------------


----------------------------------------------------------------------------------------------------------------------------------

Consolidated Statements of Comprehensive Income

----------------------------------------------------------------------------------------------------------------------------------


                                                   Three Months Ended             Six Months Ended
                                                        June 30                       June 30
-----------------------------------------------------------------------------------------------------------
(In Millions)                                          2003           2002           2003           2002
                                              -------------------------------------------------------------
                                                (Unaudited)    (Unaudited)     (Unaudited)    (Unaudited)


Net Income                                       $      111.9   $     105.2    $     201.9    $      168.8
                                              -------------------------------------------------------------
Other Comprehensive Income (Loss),
    Net of Taxes:
    Change in Unrealized Gains (Losses) on
      Available-for-Sale Securities                     548.3         186.2          570.1            22.5
    Reclassification Adjustment for Net
      Realized Investment (Gains) Losses
      Included in Net Income                            (14.7)        (62.0)          17.7           (82.1)
    Derivatives Qualifying as Hedges -
      Net Change in Value                                (6.3)         11.1           (4.2)            3.9
    Adjustment for Deferred Policy Acquisition
      Costs                                             (22.9)         (9.2)         (21.3)           (4.5)
    Foreign Currency Translation Adjustments             (0.6)         (1.4)           5.2            (3.2)
                                              -------------------------------------------------------------
Other Comprehensive Income (Loss)                       503.8         124.7          567.5           (63.4)
                                              -------------------------------------------------------------
Comprehensive Income                             $      615.7   $     229.9    $     769.4    $      105.4
-----------------------------------------------------------------------------------------------------------

See condensed notes to consolidated financial statements.


Safeco Corporation and Subsidiaries
-------------------------------------------------------------------------------

Condensed Notes to Consolidated Financial Statements (unaudited)

-------------------------------------------------------------------------------
(Dollar amounts in millions except per share data, unless noted otherwise)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Safeco Corporation is a Washington corporation that has been in the insurance business since 1923. We operate subsidiaries on a nationwide basis in segments of the insurance industry and other financial services-related businesses. Our two principal businesses are (1) property and casualty insurance, including surety, and (2) life and stop-loss medical insurance and asset management. These activities generated nearly all of our revenues for the interim periods presented in this report.

Throughout our unaudited consolidated financial statements and condensed notes and management's discussion and analysis, Safeco Corporation and its subsidiaries are referred to as "Safeco," "we" and "our." The property and casualty businesses including surety, are referred to as "Property & Casualty." The life and stop-loss medical insurance and asset management businesses are referred to as "Life & Investments." All other activities, primarily the financing of our business activities, are collectively referred to as "Corporate."

Basis of Consolidation and Reporting and Use of Estimates

These unaudited consolidated financial statements and condensed notes have been prepared in conformity with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instructions to Form 10-Q. Certain financial information, which is required in the annual financial statements prepared in conformity with GAAP, may not be required for interim financial reporting purposes and has been condensed or omitted. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation of results for the interim periods have been included. Operating results for the six-month period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

These unaudited consolidated financial statements and condensed notes should be read in conjunction with the financial statements and notes included in Safeco's 2002 Annual Report on Form 10-K that was previously filed with the Securities and Exchange Commission.

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

Earnings Per Share

Basic earnings per share is calculated by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per share reflects the potential dilution that could occur if options or other dilutive instruments outstanding under Safeco's stock-based compensation plans were exercised.

The computation of net income per share is presented below, based upon weighted-average basic and diluted shares outstanding:

                                                      Three Months Ended          Six Months Ended
                                                           June 30                     June 30
-----------------------------------------------------------------------------------------------------------
(In Millions, Except Per Share Amounts)                   2003          2002          2003         2002
                                                  ---------------------------------------------------------



Net Income                                          $    111.9     $   105.2     $   201.9     $   168.8

Average Number of Common Shares Outstanding              138.4         127.8         138.3         127.8
-----------------------------------------------------------------------------------------------------------
Basic Net Income Per Share                          $      0.81    $     0.82    $     1.46    $     1.32
-----------------------------------------------------------------------------------------------------------

Net Income                                          $    111.9     $   105.2     $   201.9     $   168.8

Average Number of Common Shares Outstanding              138.4         127.8         138.3         127.8
                                                  ---------------------------------------------------------
Additional Common Shares Assumed Issued Under
    Treasury Stock Method                                  0.6           0.3           0.5           0.3
                                                  ---------------------------------------------------------
Average Number of Common Shares Outstanding -
    Diluted                                              139.0         128.1         138.8         128.1
                                                  ---------------------------------------------------------
Diluted Net Income Per Share                        $     0.81    $     0.82    $     1.45    $     1.32
-----------------------------------------------------------------------------------------------------------

Stock Compensation Expense


Prior to 2003, Safeco applied Accounting Principles Board (APB) Opinion 25 in accounting for its stock options, as allowed under Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) 123, as amended. Under APB 25, no compensation expense related to options was recognized because the exercise price of Safeco's employee stock options equaled the fair market value of the underlying stock on the date of grant.


In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," amending SFAS 123, to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation under SFAS 123. Effective January 1, 2003, Safeco adopted the fair value method for accounting for stock options as defined in SFAS 123, using the prospective basis transition method provided for under SFAS 148. Under the prospective basis transition method, Safeco will recognize stock-based compensation expense for options granted, modified or settled after January 1, 2003. Safeco typically grants options to employees in the second quarter. Stock-based compensation expense for the three and six months ended June 30, 2003 was $1.4 after tax.

The following table illustrates the pro forma effect on net income and net income per share as if the fair value method had been applied to all outstanding and unvested awards in each period.

                                                       Three Months Ended          Six Months Ended
                                                            June 30                     June 30
----------------------------------------------------------------------------------------------------------
(In Millions, Except Per Share Amounts)                   2003          2002         2003          2002
                                                  --------------------------------------------------------


Net Income, as Reported                             $    111.9     $  105.2      $  201.9     $    168.8
Add: Stock-based Compensation Expense
    Included in Reported Net Income, After-tax             1.4         --             1.4           --
Deduct: Total Stock-based Compensation
    Expense Determined Under Fair Value Based
    Method for All Awards, Net of Related Tax
    Effects                                               (3.4)        (3.5)         (5.3)          (4.4)
                                                  --------------------------------------------------------
Pro Forma Net Income                                $    109.9     $  101.7      $  198.0     $    164.4
                                                  --------------------------------------------------------
Net Income Per Share
    Basic - as Reported                             $      0.81    $    0.82     $    1.46    $      1.32
    Basic - Pro Forma                                      0.79         0.80          1.43           1.29

    Diluted -  as Reported                          $      0.81    $    0.82     $    1.45    $      1.32
    Diluted -  Pro Forma                                   0.79         0.79          1.43           1.28
----------------------------------------------------------------------------------------------------------


New Accounting Standards

SFAS  150,  "Accounting  for  Financial   Instruments  with  Characteristics  of
Liabilities, Equity or Both"

SFAS 150 was issued in May 2003 and is effective for all financial instruments created or modified after May 31, 2003, or otherwise effective July 1, 2003. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Effective July 1, 2003, Safeco will reclassify mandatorily redeemable capital securities to liabilities on the Consolidated Balance Sheets. Deferred issuance costs, currently netted against the balance of the capital securities, will be reclassified to assets on the Consolidated Balance Sheets and amortized into interest expense; amounts paid or accrued on the capital securities will be recorded as interest expense on a prospective basis from the date of adoption of the statement; these amounts are currently reported as Distributions on Capital Securities on the Consolidated Statements of Income.

FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others"

FASB Interpretation 45 (FIN 45) was issued in November 2002. FIN 45 elaborates on the disclosures required to be made by a guarantor in its financial statements and clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The recognition provisions are effective prospectively for guarantees issued or modified after December 15, 2002. The disclosure requirements are effective for periods ending after December 15, 2002. Safeco does not have any guarantees subject to the recognition provisions of FIN 45. In accordance with the disclosure provisions, the following guarantees were in effect at June 30, 2003:

o In April 2003, Safeco Corporation issued a letter of credit to Citibank on behalf of Safeco UK, Ltd. (Safeco UK), a wholly-owned subsidiary. Safeco UK conducted our London operations which were put into runoff in the third quarter of 2002. The letter of credit guarantees payment of Safeco UK's share of potential losses up to $19.6, arising from prior participation in a Lloyds of London reinsurance syndicate. Prior to April 2003, this guarantee was provided by Safeco Insurance Company of America (SICA), a wholly-owned subsidiary.


o In June 2000, Safeco Life Insurance Company (Safeco Life), a wholly-owned subsidiary, issued a guarantee to General America Corporation (GAC), a wholly-owned subsidiary. Under the guarantee, Safeco Life guarantees repayment of a loan made by GAC to Investar Holdings (Investar), an insurance agency. The loan was made in June 2000 and requires interest only payments until June 2017, when the principal balance becomes payable. The principal balance of $18.5 is included with Other Notes and Accounts Receivable on the Consolidated Balance Sheets. Investar is current on its interest-only payments.


o In 1993, SICA issued a guarantee to the Bank of New York on behalf of Market Square Real Estate, Inc. (Market Square), a limited liability company in which SICA was an investor. The guarantee covers the repayment of $10.0 of municipal bonds issued by the City of Minneapolis. The proceeds from the 1993 bond issuance were then loaned to Market Square. In 1997, SICA sold its interest in Market Square but remained a guarantor for the repayment of the bonds. As a condition to the sale, Market Square granted SICA a first mortgage on its assets, as security, for any payments SICA may make pursuant to the guarantee. The scheduled repayment of the bonds in 2006 will be funded by the repayment of the loan made to Market Square by the City of Minneapolis. SICA has not made any payments pursuant to the guarantee.

o Safeco Corporation issued guarantees to the counterparties of the International Swaps and Derivatives Association (ISDA) Master Agreements entered into by Safeco Financial Products, Inc. (SFP), a wholly-owned subsidiary. SFP was organized in 2000 to write S&P 500 index options to mitigate the risk associated with Life & Investments' Equity Indexed Annuity product. SFP also engages in limited activity for its own account by selling single-name credit default swaps, writing and hedging S&P 500 Index options and investing in and hedging convertible bonds. Safeco Corporation guarantees the payment of any obligation owed by SFP to the counterparties under the terms of the ISDA Master Agreements. This obligation totaled $33.3 at June 30, 2003, representing SFP's derivative liability position net of posted collateral.

FIN 46, "Consolidation of Variable Interest Entities"

FIN 46, "Consolidation of Variable Interest Entities," was issued in January 2003. FIN 46 requires existing unconsolidated variable interest entities (VIEs) to be consolidated by their primary beneficiary if such entities do not effectively disperse risks among parties involved. The interpretation explains criteria to identify VIEs and how to assess interest in a VIE in order to determine whether to consolidate a particular entity. FIN 46 is effective immediately for variable interests created or obtained after January 31, 2003, and in the interim period after June 15, 2003 for variable interests acquired before February 1, 2003.

We have identified certain interests in VIEs as defined by FIN 46. Based on our analysis of these interests, Safeco does not meet the FIN 46 definition of "primary beneficiary" of any of these entities and therefore will not consolidate the entities. Even though consolidation is not required, FIN 46 requires disclosure of the nature of any significant interests in a VIE, a description of the VIE's activities and the maximum exposure to potential losses due to our involvement.

In June 2000, we extended a loan to Investar, whose equity at risk was not sufficient to finance its activities and is therefore considered a VIE under FIN
46. The loan is secured by the assets of Investar and personally guaranteed by its equity holders. Based on our analysis of Investar's expected losses and expected residual returns, we are not the primary beneficiary. Our potential exposure to losses due to our interest in Investar is limited to our senior debt holding, which was $18.5 as of June 30, 2003, excluding the value of our rights to the assets of the agency and guarantees provided by the equity holders.

AcSEC Statement of Position (SOP), "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts"

The provisions of the SOP are effective for fiscal years beginning after December 15, 2003, with earlier adoption encouraged. This SOP provides guidance in three areas: separate account presentation and valuation; the accounting recognition given sales inducements; and the classification and valuation of long-duration contract liabilities. We do not anticipate a material impact to our financial statements upon adoption.

NOTE 2 - FINANCIAL INSTRUMENTS

See Note 3 of Safeco's 2002 Annual Report on Form 10-K for a discussion of Safeco's use of derivative and financial instruments.

Fair Value Hedges


Safeco uses interest rate swaps to offset the change in value of certain fixed rate assets and liabilities. In calculating the effective portion of the fair value hedge, the changes in the fair value of the hedge and the hedged item are recognized in net realized investment gains and losses in the Consolidated Statements of Income. There was no fair value hedge ineffectiveness for the three and six months ended June 30, 2003. Fair value hedge ineffectiveness for the three and six months ended June 30, 2002 resulted in a $0.9 net realized investment gain and a $0.3 net realized investment loss, respectively.

Cash Flow Hedges

Safeco also uses interest rate swaps to hedge the variability of future cash flows arising from changes in interest rates associated with certain variable rate assets and forecasted transactions. The changes in the fair value of the hedge are recognized in the Consolidated Statements of Comprehensive Income. Differences between the changes in the fair value of the hedge and the hedged item represent hedge ineffectiveness and are recognized as interest expense in the Consolidated Statements of Income. There was no cash flow hedge ineffectiveness for the three and six months ended June 30, 2003. Cash flow hedge ineffectiveness resulted in a decrease to interest expense for the three and six months ended June 30, 2002 of $0.5 for both periods.

Amounts related to derivatives qualifying as cash flow hedges are recorded in Accumulated Other Comprehensive Income (AOCI) and recognized in earnings contemporaneously with the effect of the hedged item. SFAS 133 requires amounts recorded in AOCI that relate to forecasted transactions that are no longer probable of occurring within a specified time period to be recognized in earnings immediately. In the quarter ended June 30, 2003, $15.2 was reclassified from AOCI on the Consolidated Balance Sheets to Net Realized Investment Gains on the Consolidated Statements of Income, related to interest rate hedges on forecasted transactions not probable of occurring in the 12 months from July 1, 2003. No such amounts were reclassified from AOCI into earnings during the three and six months ended June 30, 2002. We deferred $18.7 in AOCI related to forecasted transactions that are reasonably possible of occurring over a period starting within 12 to 36 months of July 1, 2003. Amounts deferred in AOCI will be reclassified into earnings at the sooner of the determination that the forecasted transaction is not probable of occurring or the forecasted transaction occurs. No such amounts were deferred in AOCI during the three and six months ended June 30, 2002.

At June 30, 2003, Safeco was hedging forecasted transactions with a maximum length of 36 months.

NOTE 3 - DEBT AND CAPITAL SECURITIES

The total amount, current portions and maturities of debt and capital securities at June 30, 2003 and December 31, 2002 are as follows:

                                                  June 30, 2003                   December 31, 2002
------------------------------------------------------------------------------------------------------------
                                            Total    Current     Long-Term    Total    Current    Long-Term
                                        --------------------------------------------------------------------
7.875% Medium-Term Notes Due 2003       $     --     $  --      $   --       $   303.5 $  303.5    $   --
7.875% Notes Due 2005                         --        --          --           200.0    200.0        --
6.875% Notes Due 2007                        198.2      --         198.2         200.0     --         200.0
4.200% Senior Notes Due 2008                 200.0      --         200.0          --       --          --
4.875% Senior Notes Due 2010                 300.0      --         300.0          --       --          --
7.250% Senior Notes Due 2012                 403.2      --         403.2         390.6     --         390.6
Other Notes and Loans Payable Due
    Through 2008                              23.2       7.3        15.9          29.7     12.3        17.4
                                        --------------------------------------------------------------------
Total Debt (Excluding Capital              1,124.6       7.3     1,117.3       1,123.8    515.8       608.0
Securities)
8.072% Capital Securities Due 2037           844.0      --         844.0         843.8     --         843.8
                                        --------------------------------------------------------------------
Total Debt and Capital Securities       $  1,968.6   $   7.3  $  1,961.3     $ 1,967.6 $  515.8    $1,451.8
------------------------------------------------------------------------------------------------------------


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

Safeco renewed its bank credit facility in September 2002 with $500.0 available through September 2005. This replaced the $800.0 facility that expired in September 2002. Safeco pays a fee to have the facility available and does not maintain deposits as compensating balances. Similar to its previous facility, the new facility carries certain covenants that require Safeco to maintain a specified minimum level of shareholders' equity and a maximum debt-to-capitalization ratio. There were no borrowings under the facility as of June 30, 2003 and December 31, 2002, and Safeco was in compliance with all covenants.

Effective July 1, 2003, Safeco will reclassify mandatorily redeemable capital securities to liabilities on the Consolidated Balance Sheets in accordance with SFAS 150. Deferred issuance costs currently netted against the balance of the capital securities will be reclassified to assets and amortized into interest expense.

NOTE 4 - RESTRUCTURING CHARGES

In July 2001, Safeco announced that it would eliminate approximately 1,200 jobs by the end of 2003. Since the beginning of 2001 through the end of 2002, Safeco's total employment decreased by approximately 1,200, excluding the reduction due to the sale of Safeco Credit and the increase associated with the acquisition of Swiss Re's stop-loss medical business. Positions eliminated were in the corporate headquarters and regional Property & Casualty operations, and these actions were completed in 2002. Total restructuring charges and period costs associated with this restructuring were $66.1.

For the three and six months ended June 30, 2002, period costs associated with the restructuring totaled $5.5 and $12.1, respectively. These period costs included stay bonuses, employee transfer costs, recruiting and training expenses, related consulting fees and certain office closure costs.

NOTE 5 - COMPREHENSIVE INCOME

Comprehensive income is defined as all changes in shareholders' equity, except those arising from transactions with shareholders. Comprehensive income includes net income and other comprehensive income, which for Safeco consists of changes in net unrealized gains or losses on available-for-sale securities, net unrealized gains or losses on derivatives, deferred policy acquisition costs valuation allowance, foreign currency translation gains or losses, minimum pension liability and the deferred taxes applicable to these items.

The components of other comprehensive income or loss were as follows:


SIX MONTHS ENDED JUNE 30                                 2003                            2002
-------------------------------------------------------------------------------------------------------------
                                               Pretax        Tax  After Tax    Pretax        Tax  After Tax
                                           ------------------------------------------------------------------
Change in Unrealized Gains (Losses) of
Available-for-Sale Securities                $  876.7   $ (306.6) $   570.1  $    34.3  $  (11.8)  $   22.5
Reclassification adjustment for Net
Realized
    Investment (Gains) Losses Included in
    Net Income                                   27.6       (9.9)      17.7    (126.0)      43.9      (82.1)

Derivatives Qualifying as Hedges - Net
    Changes in Value                             (6.4)       2.2       (4.2)       6.0      (2.1)       3.9

Deferred Policy Acquisition Costs
    Valuation Allowance                         (32.8)      11.5      (21.3)      (6.9)      2.4       (4.5)


Foreign Currency Translation Adjustments          7.9       (2.7)       5.2       (4.9)      1.7       (3.2)
                                           ------------------------------------------------------------------
Other Comprehensive Income (Loss)            $  873.0   $ (305.5) $   567.5  $   (97.5) $   34.1   $  (63.4)
--------------------------------------------------------------------------------------------------------------



NOTE 6 - SEGMENT INFORMATION

Safeco operates on a nationwide basis in two principal businesses: (1) property and casualty insurance including surety (Property & Casualty), and (2) life and stop-loss medical insurance and asset management (Life & Investments).

Property & Casualty

Safeco's Property & Casualty insurance operations are organized around our four operating segments: Safeco Personal Insurance (SPI), Safeco Business Insurance
(SBI), Surety and Property & Casualty Other (P&C Other). These operations contain our reportable segments, which are managed separately as described below.

Safeco Personal Insurance

SPI writes automobile, homeowners and other insurance coverages for individuals, and the SPI operations are organized around three reportable segments--Personal Auto, Homeowners and Specialty, which are managed separately by these product groupings.

The Personal Auto segment provides coverage for liability to others for both bodily injury and property damage, for injury to an insured, and for physical damage to an insured's own vehicle from collision and other hazards.

The Homeowners segment provides protection against losses to dwellings and contents from a wide variety of hazards, as well as coverage for liability arising from ownership or occupancy. Homeowners policies insure dwellings, condominiums, and rental property contents.

The Specialty segment provides coverages for earthquake, dwelling fire, inland marine and boat insurance for individuals.

Safeco Business Insurance

SBI writes various commercial coverages including commercial multi-peril, workers compensation, general liability and auto. SBI's operations are organized around three reportable segments: SBI Regular, SBI Special Accounts Facility and SBI Runoff, which are managed separately based on the nature of the underlying insured.

SBI Regular is Safeco's core commercial segment writing commercial lines insurance for small- to medium-sized businesses. The principal coverages offered by SBI Regular are commercial multi-peril, general liability, workers compensation and auto.

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

Property & Casualty Other

P&C Other includes discontinued assumed reinsurance business, non-voluntary property and casualty business for personal lines, results from Safeco's Lloyds of London operations that are in runoff and certain other discontinued product lines.

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

Group's principal product is stop-loss medical insurance sold to employers with self-insured medical plans. Also included in this segment are group life, accidental death and dismemberment and disability products.

Income Annuities' principal product is the structured settlement annuity that is sold to fund third party personal injury settlements, providing a reliable income stream to the injured party.

Retirement Services' products are primarily fixed and variable deferred annuities (both qualified and non-qualified), tax-sheltered annuities (marketed to teachers and not-for-profit organizations), guaranteed investment contracts and corporate retirement funds.

Individual's products include term, universal and variable universal life and bank-owned life insurance (BOLI).

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

Corporate

In addition to these operating segments, certain activities are reported in the Corporate segment and not allocated to individual segments. The Corporate segment includes operating results for the parent company, which primarily includes interest expense for Safeco's debt; SFP; Safeco Properties, Inc., which owns real estate held for sale; and intercompany eliminations.

Segment Performance Measures


Safeco's management measures segment profit or loss for Property & Casualty based upon underwriting profit (loss), a non-GAAP measure. Underwriting profit
(loss) represents the net amount of earned premiums less underwriting losses and expenses on a pretax basis. Management views underwriting profit (loss) as a critical measure to assess underwriting effectiveness and to evaluate the results of the Property & Casualty operations.


Life & Investments' results are evaluated based on pretax operating earnings, a non-GAAP measure, which excludes net realized investment gains and losses. Management believes the presentation of pretax operating earnings enhances the understanding of our Life & Investments results of operations by excluding net realized investment gains and losses, which can fluctuate significantly and distort the comparison between periods.

Underwriting profit (loss) and pretax operating earnings are not a substitute for net income determined in accordance with GAAP.

The following tables present selected financial information by segment and reconcile segment revenues, underwriting profit (loss) and pretax operating earnings to amounts reported in the Consolidated Statements of Income.

REVENUES

                                                            Three Months Ended       Six Months Ended
                                                                 June 30                 June 30
----------------------------------------------------------------------------------------------------------
                                                               2003        2002        2003        2002
                                                         -------------------------------------------------


PROPERTY & CASUALTY
Safeco Personal Insurance (SPI)
    Personal Auto                                          $   552.9    $  472.5    $1,081.4    $  926.7
    Homeowners                                                 192.1       189.2       381.6       372.6
    Specialty                                                   50.5        51.2       100.3       101.2
                                                         -------------------------------------------------
       Total SPI                                               795.5       712.9     1,563.3     1,400.5
                                                         -------------------------------------------------
Safeco Business Insurance (SBI)
    Regular                                                    272.1       251.4       538.1       496.4
    Special Accounts Facility                                   93.2        61.6       181.1       111.6
    Runoff                                                      (4.9)       57.1        (1.9)      138.6
                                                         -------------------------------------------------
       Total SBI                                               360.4       370.1       717.3       746.6
                                                         -------------------------------------------------
Surety                                                          38.5        31.1        70.6        60.9
P&C Other                                                        7.4         7.9        13.7        13.5
                                                         -------------------------------------------------
Total Property & Casualty Earned Premiums                    1,201.8     1,122.0     2,364.9     2,221.5
Net Investment Income                                          116.5       115.3       229.3       230.5
                                                         -------------------------------------------------
Total Property & Casualty Revenues
    (excluding Net Realized Investment Gains (Losses))       1,318.3     1,237.3     2,594.2     2,452.0
                                                         -------------------------------------------------
LIFE & INVESTMENTS
Group                                                          144.5        90.9       286.8       178.3
Income Annuities                                               130.8       129.0       262.2       258.6
Retirement Services                                             96.4        94.7       192.5       187.8
Individual                                                      95.8        93.2       191.7       186.6
Asset Management                                                 6.7         8.0        12.9        16.2
L&I Other                                                       50.7        44.8       106.2        94.3
                                                         -------------------------------------------------
Total Life & Investments Revenues (excluding Net Realized
    Investment Gains (Losses))                                 524.9       460.6     1,052.3       921.8
                                                         -------------------------------------------------
CORPORATE                                                        5.5         5.0        14.4        11.1

Consolidated Net Realized Investment Gains (Losses)             22.3        95.4       (27.6)      126.0
                                                         -------------------------------------------------
TOTAL REVENUES                                             $ 1,871.0    $1,798.3    $3,633.3    $3,510.9
----------------------------------------------------------------------------------------------------------


PRETAX UNDERWRITING PROFITS (LOSSES), PRETAX OPERATING EARNINGS
AND NET INCOME
                                                             Three Months Ended          Six Months Ended
                                                                   June 30                    June 30
----------------------------------------------------------------------------------------------------------------
                                                                2003          2002         2003          2002
                                                         -------------------------------------------------------

PROPERTY & CASUALTY
Underwriting Profits (Losses)
Safeco Personal Insurance (SPI)
    Personal Auto                                          $       3.3   $    (7.3)    $     1.8    $   (27.6)
    Homeowners                                                   (13.4)      (36.9)          6.1        (55.1)
    Specialty                                                     14.8         3.0          26.3         11.0
                                                         -------------------------------------------------------
       Total SPI                                                   4.7       (41.2)         34.2        (71.7)
                                                         -------------------------------------------------------
Safeco Business Insurance (SBI)
    Regular                                                      (11.5)      (25.0)        (16.8)       (47.6)
    Special Accounts Facility                                     (0.6)       (1.8)          5.8          6.4
    Runoff                                                        (9.4)      (14.4)        (15.7)       (59.1)
                                                         -------------------------------------------------------
       Total SBI                                                 (21.5)      (41.2)        (26.7)      (100.3)
                                                         -------------------------------------------------------
Surety                                                             6.8         5.8          10.5          8.9
P&C Other                                                         (2.3)       (7.6)         (9.3)       (12.4)
                                                         -------------------------------------------------------
Total Underwriting Profits (Losses)                              (12.3)      (84.2)          8.7       (175.5)
Net Investment Income                                            116.5       115.3         229.3        230.5
Restructuring Charges                                             --          (5.5)         --          (12.1)
                                                         -------------------------------------------------------
Total Property & Casualty Pretax Operating Earnings              104.2        25.6         238.0         42.9
                                                         -------------------------------------------------------
LIFE & INVESTMENTS
Pretax Operating Earnings
Group                                                             24.5        14.1          53.5         24.3
Income Annuities                                                   8.4         7.3          18.5         16.1
Retirement Services                                                4.9         4.0           9.9         12.0
Individual                                                        (0.5)        7.5           1.4         14.2
Asset Management                                                   0.1         1.7           0.2          4.0
L&I Other                                                         20.5        17.4          46.2         40.5
                                                         -------------------------------------------------------
Total Life & Investments Pretax Operating Earnings                57.9        52.0         129.7        111.1
                                                         -------------------------------------------------------
CORPORATE
Pretax Operating Earnings                                        (11.3)      (12.8)        (26.3)       (26.2)
                                                         -------------------------------------------------------
Consolidated Pretax Operating Earnings                           150.8        64.8         341.4        127.8
Consolidated Net Realized Investment Gains (Losses)
    before Income Taxes                                           22.3        95.4         (27.6)       126.0
                                                         -------------------------------------------------------
Consolidated Income before Income Taxes and
    Distributions on Capital Securities                          173.1       160.2         313.8        253.8
Provision for Income Taxes                                        50.0        43.8          89.5         62.6
                                                         -------------------------------------------------------
Income before Distributions on Capital Securities                123.1       116.4         224.3        191.2
Distributions on Capital Securities, Net of Taxes                (11.2)      (11.2)        (22.4)       (22.4)
                                                         -------------------------------------------------------
NET INCOME                                                 $     111.9   $   105.2     $   201.9    $   168.8
----------------------------------------------------------------------------------------------------------------


ASSETS

JUNE 30                                                                                  2003         2002
-------------------------------------------------------------------------------------------------------------
PROPERTY & CASUALTY
Safeco Personal Insurance (SPI)
    Personal Auto                                                                  $   3,746.3    $  3,099.3
    Homeowners                                                                         1,911.0       1,728.6
    Specialty                                                                            693.7         643.0
                                                                                 ----------------------------
       Total SPI                                                                       6,351.0       5,470.9
                                                                                 ----------------------------
Safeco Business Insurance (SBI)
    Regular                                                                            3,328.1       3,015.1
    Special Accounts Facility                                                            689.5         359.3
    Runoff                                                                             1,520.0       1,991.9
                                                                                 ----------------------------
       Total SBI                                                                       5,537.6       5,366.3
                                                                                 ----------------------------
Surety                                                                                   403.9         367.0
P&C Other                                                                              1,040.8       1,077.4
                                                                                 ----------------------------
Total Property & Casualty                                                             13,333.3      12,281.6
                                                                                 ----------------------------
LIFE & INVESTMENTS
Group                                                                                    366.7         187.2
Income Annuities                                                                       7,827.6       7,026.3
Retirement Services                                                                    8,077.5       7,127.4
Individual                                                                             4,662.1       4,046.7
Asset Management                                                                          64.0          70.1
L&I Other                                                                              2,157.3       1,684.3
                                                                                 ----------------------------
Total Life & Investments                                                              23,155.2      20,142.0
                                                                                 ----------------------------
CORPORATE                                                                                104.8         111.2
                                                                                 ----------------------------
TOTAL ASSETS                                                                       $  36,593.3    $ 32,534.8
-------------------------------------------------------------------------------------------------------------

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollar amounts in millions unless noted otherwise)

Management's discussion and analysis (MD&A) reviews our consolidated and segment financial condition as of June 30, 2003 and December 31, 2002, our consolidated results of operations for the periods ended June 30, 2003 and 2002 and, where appropriate, factors that may affect our future financial performance. This discussion should be read in conjunction with Safeco's MD&A and annual audited financial statements as of December 31, 2002 contained in its 2002 annual report on Form 10-K and the unaudited consolidated financial statements and related condensed notes included elsewhere in this report.

Forward-looking information contained in this report is subject to risk and uncertainty

Statements, analysis and other information contained in this report that relate to anticipated financial performance, business prospects and plans, regulatory developments and similar matters are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Statements in this report that are not historical information are forward-looking. The operations, performance and development of our business are subject to certain risks and uncertainties that may cause actual results to differ materially from those contained in or suggested by the forward-looking statements in this report. The risks and uncertainties include, but are not limited to:

o        the ability to obtain rate  increases and decline or non-renew  underpriced insurance accounts;
o        achievement of premium targets and profitability;
o        realization of growth and business retention estimates;
o        achievement of overall expense goals;
o        success  in  implementing  a new  business  entry  model for  personal  and commercial lines;
o        success in obtaining  regulatory approval of price-tiered  products and the use of insurance scores, including credit scores as a component;
o        the ability to freely enter and exit lines of business;
o        changes in the mix of Safeco's book of business;
o        driving patterns;
o        the competitive pricing environment, initiatives by competitors and other changes in competition;
o        weather conditions, including the severity and frequency of storms, hurricanes, snowfalls, hail and winter conditions;
o        the occurrence of significant natural disasters, including earthquakes;
o        the occurrence of significant man-made disasters, such as the attack on September 11, 2001 or war;
o        the occurrence of bankruptcies that result in losses under surety bonds, investment losses or lower investment income;
o        the adequacy of loss and benefit reserves for the Property & Casualty and Life & Investments businesses;
o        the ability to run off the Lloyds of London business without incurring material unexpected charges;
o        the availability of, pricing of, and ability to collect reinsurance;
o        the ability to price for, exclude and reinsure the risk of loss from terrorism;
o        interpretation of insurance policy provisions by courts, court decisions regarding coverage and theories of liability, trends in litigation and changes in claims settlement practices;
o        the outcome of any litigation against us;
o        legislative and regulatory developments affecting the actions of insurers, including requirements regarding rates, application and availability of coverage;
o        changes in tax laws and regulations that affect the favorable taxation of certain life insurance products or that decrease the usefulness of life insurance products for estate-planning purposes;
o        the effect of current insurance and credit ratings levels on business production and the effect of negative changes to our ratings;
o        inflationary pressures on medical care costs, auto parts and repair, construction costs and other economic sectors that increase the severity of claims;
o        availability of bank credit facilities;
o        the use of derivative securities by Safeco Financial Products, Inc. (SFP);
o        fluctuations in interest rates;
o        performance of financial markets; and
o        general economic and market conditions.

Because insurance rates in some jurisdictions are subject to regulatory review and approval, our achievement of rate increases may occur in amounts and on a time schedule different than planned, which may affect efforts to continue to grow profitability in our Property & Casualty lines.

Overview

Safeco Corporation is a Washington corporation that has been in the insurance business since 1923. We operate subsidiaries on a nationwide basis in segments of the insurance industry and other financial services-related businesses. Our two principal businesses are (1) property and casualty insurance, including surety, and (2) life and stop-loss medical insurance and asset management. These activities generated nearly all of our revenues for the interim periods presented in this report.

Application of Critical Accounting Policies

We have identified Property & Casualty Loss and Loss Adjustment Expense (LAE) Reserves, Property & Casualty Reinsurance, and Valuation of Investments as accounting policies critical to understanding our results of operations and financial condition. As such, they require management to use judgments involving assumptions and estimates concerning future results, trends, or other developments that could significantly influence our results should actual experience differ from those assumptions and estimates.

The process of estimating Property & Casualty Loss and LAE Reserves involves significant judgment and is complex and imprecise due to the number of variables and assumptions inherent in the estimation process. Due to the assumptions and judgments inherent in the estimation of loss and LAE reserves, actual experience may differ from these estimates. We refine reserve estimates in an ongoing quarterly process as experience develops. We record adjustments to reserves in our results of operations in the periods in which we change the estimate.

Asbestos, workers compensation and construction defect reserves are subject to the greatest degree of uncertainty and subjectivity in their estimation. Specifically with regard to workers compensation reserves, such reserves are subject to a greater degree of uncertainty than most reserves due to the late-reporting nature of certain of the claims, the long-term payout of many claims and the resulting impact of inflationary trends over time, particularly for medical costs, and the impact of legislative actions and judicial interpretations in establishing the prescribed benefits.

In determining management's best estimate for workers compensation reserves, long-term medical cost inflation trends over the average claim payout period represent our most significant assumption. We have assumed that double digit medical cost inflation will continue in the near-term, moderating over time to historic levels, resulting in a 5-6% medical loss severity trend over the life of the reserves. Our best estimate of workers compensation reserves presents some risk of unfavorable development should medical cost trends not abate.

Workers compensation reserves also have been impacted by our claim practices and changes to our business. Since late 2001, we have placed greater emphasis on full exposure recognition in case reserving and on settlement of long-term claims. In addition, the nature of our workers compensation business has changed as we have focused our efforts on small-to-medium business product lines and de-emphasized workers compensation writings. While management has assumed that these actions will modestly improve our ultimate loss trends, these activities impact our claim trend data and actuarial analysis and, as a result, increase the variability in our reserve estimates.

Because of the changes in our business and claims practices, and the current trends in medical inflation, we are currently performing additional analyses of our workers compensation experience to better assess our emerging trends and the related impact on our assumptions and reserve estimates. Our analyses incorporate additional actuarial techniques that rely on external information to a greater extent than previous estimates and project future development with less reliance on past reserve development and historical claims payment patterns. Should our analyses over the upcoming quarters change our best estimate of projected reserve development, an adjustment to reserves would be recorded in the results of operations in the period in which we change the estimate.

Please see additional discussion of critical accounting policies in the MD&A section of our 2002 Annual Report on Form 10-K.

Strategic Initiatives

Safeco's strategy continues to focus on reshaping our company into a profitable, growing enterprise. Our primary measures of progress are growth in earnings per share (EPS) and return on equity (ROE). Specifically, our objective is, over the long term, to achieve average annual EPS growth of 15% and top quartile ROE performance when compared with our peer group. In addition, but secondary to these financial goals, our objective is to achieve double digit growth in our revenues when we can do so successfully within the context of our profit and return goals.

The three key elements of our strategy are 1) to sell standardized products 2) through independent distributors and 3) to offer multiple products for our distributors to sell.

o Standardization of products - our standardized products in personal auto, homeowners, small business and life and annuities serve the basic insurance and investment needs of the majority of the U.S. marketplace. These products leverage Safeco's strengths in producing and servicing homogeneous products that require large volumes of repeatable transactions executed efficiently and effectively. Our changes in product line mix since 2001 reflects this recognition of our core strengths.

o Independent distributors - Safeco is committed to partnering with independent distributors to sell our products. We believe that independent distributors serve as trusted advisors to insurance customers, and that customers will continue to prefer this purchasing method. We believe that independent distributors are, and will continue to be, best equipped to appropriately match insurance and investment products to their customers' specific needs. Our strategy focuses on providing more products for our distributors to sell, for example, through expanded multi-tier product offerings using multi-variant models to more accurately match price to customer risk characteristics, enabling us to serve a broader spectrum of risks. In addition, we have focused on making it easier for independent distributors to use our new point of sale technology, providing operating efficiencies in their offices. Our distributors are able to be more profitable selling Safeco products through use of this technology, and our commission programs are structured to incent profitable growth such that both Safeco and our distribution partners benefit from increased sales of profitable business.


o Multiple products - Safeco's multiple product lines enable us to meet the key product needs of many of our distributors. We believe that our ability to provide multiple property and casualty products and sometimes also life and investment products facilitates an efficient relationship for our distributors with Safeco, and provides us with a "shelf space" advantage in our distributors' businesses.

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

Operating Revenues

Operating revenues is a non-GAAP financial measure used by management to analyze the revenues derived directly from our Property & Casualty, Life & Investments and Corporate operations. It excludes net realized investment gains and losses, which can fluctuate significantly and distort a comparison between periods. Revenue is the most directly comparable GAAP measure. We provide a reconciliation of the GAAP measure to the non-GAAP measure in the Consolidated - Results of Operations section following.

Operating Earnings

Operating earnings is a non-GAAP financial measure that we use to assess the profitability of our consolidated business. In the determination of operating earnings, we exclude net realized investment gains and losses from net income. Net realized investment gains and losses can fluctuate significantly and distort a comparison between periods. Net income is the most directly comparable GAAP measure. We provide a reconciliation of the GAAP measure to the non-GAAP measure in the Consolidated - Results of Operations section following.

Property & Casualty Underwriting Profit (Loss) and Combined Ratio

Underwriting profit (loss) represents the net amount of earned premium less underwriting losses and expenses on a pretax basis. Management views underwriting profit (loss) as a critical measure to assess underwriting effectiveness and to evaluate the results of the Property & Casualty operations. The related investment portfolio is managed separately from these underwriting businesses and, accordingly, net investment income and net realized investment gains and losses are discussed separately. The most directly comparable GAAP measure is Income before Income Taxes and Distributions on Capital Securities on our Consolidated Statements of Income. We provide a reconciliation of the GAAP measure to the non-GAAP measure in the Segment - Results of Operations section following. Combined ratio is a standard gauge of underwriting performance and is calculated as losses and expenses expressed as a percentage of earned premiums.

Life & Investments Pretax Operating Earnings

Life & Investments' results are evaluated based on pretax operating earnings, a non-GAAP measure, which excludes net realized investment gains and losses. Management believes the presentation of pretax operating earnings enhances the understanding of our Life & Investments results of operations by excluding net realized investment gains and losses, which can fluctuate significantly and distort the comparison between periods. The most directly comparable GAAP measure is Income before Income Taxes and Distributions on Capital Securities on our Consolidated Statements of Income. We provide a reconciliation of the GAAP measure to the non-GAAP measure in the Segment - Results of Operations section following.

Consolidated - Results of Operations

The following table presents summary consolidated financial information prepared in accordance with GAAP.

                                                     Three Months Ended          Six Months Ended
                                                          June 30                     June 30
----------------------------------------------------------------------------------------------------------
                                                          2003         2002          2003          2002
                                                  --------------------------------------------------------
REVENUES
Property & Casualty Earned Premiums                 $   1,201.8    $ 1,122.0   $  2,364.9     $ 2,221.5
Life & Investments Premiums and
    Other Revenues                                        221.1        166.1        445.0         331.2
Net Investment Income                                     423.1        412.8        845.6         827.5
Net Realized Investment Gains (Losses)                     22.3         95.4        (27.6)        126.0
Other                                                       2.7          2.0          5.4           4.7
                                                  --------------------------------------------------------
Total                                                   1,871.0      1,798.3      3,633.3       3,510.9
                                                  --------------------------------------------------------
EXPENSES
Losses, Loss Adjustment Expenses and
    Policy Benefits                                     1,188.0      1,181.4      2,320.1       2,341.0
Other Underwriting, Acquisition and
    Operating Expenses                                    496.7        434.8        969.1         871.6
Interest Expense                                           13.2         16.4         30.3          32.4
Restructuring Charges                                      --            5.5         --            12.1
                                                  --------------------------------------------------------
Total Expenses                                          1,697.9      1,638.1      3,319.5       3,257.1
                                                  --------------------------------------------------------
Income before Income Taxes and Distributions
    on Capital Securities                                 173.1        160.2        313.8         253.8
Provision for Income Taxes                                 50.0         43.8         89.5          62.6
                                                  --------------------------------------------------------
Income before Distributions on Capital Securities         123.1        116.4        224.3         191.2
Distributions on Capital Securities, Net of Taxes         (11.2)       (11.2)       (22.4)        (22.4)
                                                  --------------------------------------------------------
Net Income                                          $     111.9    $   105.2   $    201.9     $   168.8
----------------------------------------------------------------------------------------------------------

The following tables reconcile consolidated operating revenues and consolidated operating earnings with the most directly comparable GAAP measures.

                                                     Three Months Ended          Six Months Ended
                                                          June 30                     June 30
----------------------------------------------------------------------------------------------------------
                                                          2003         2002          2003          2002
                                                  --------------------------------------------------------
OPERATING REVENUES

Total Revenues                                      $   1,871.0    $ 1,798.3   $  3,633.3     $ 3,510.9
Net Realized Investment (Gains) Losses
    before Taxes                                          (22.3)       (95.4)        27.6        (126.0)
                                                  --------------------------------------------------------
Operating Revenues                                  $   1,848.7    $ 1,702.9   $  3,660.9     $ 3,384.9
----------------------------------------------------------------------------------------------------------

                                                     Three Months Ended          Six Months Ended
                                                          June 30                     June 30
----------------------------------------------------------------------------------------------------------
                                                          2003         2002          2003          2002
                                                  --------------------------------------------------------
OPERATING EARNINGS

Net Income                                          $     111.9    $   105.2   $    201.9     $   168.8
Net Realized Investment (Gains) Losses,
    Net of Taxes                                          (14.7)       (62.0)        17.7         (82.1)
                                                  --------------------------------------------------------
Operating Earnings                                  $      97.2    $    43.2   $    219.6     $    86.7
----------------------------------------------------------------------------------------------------------

Consolidated revenues increased 4.0% to $1,871.0 and 3.5% to $3,633.3 during the three and six months ended June 30, 2003, respectively, compared with revenues of $1,798.3 and $3,510.9 for the three and six months ended June 30, 2002, respectively. Operating revenues increased 8.6% to $1,848.7 and 8.2% to $3,660.9 during the three and six months ended June 30, 2003, respectively, compared with operating revenues of $1,702.9 and $3,384.9 for the three and six months ended June 30, 2002, respectively.

Our growth in the three and six months ended June 30, 2003 primarily reflected an overall increase in Property & Casualty earned premiums, Life & Investments premiums and other revenues and net investment income. The 7.1% and 6.5% increase in Property & Casualty earned premiums for the three and six months ended June 30, 2003, respectively, was driven by targeted growth in selected markets and premium rate increases across all lines of business. Life & Investments premiums and other revenues increased 33.1% and 34.4% for the three and six months ended June 30, 2003, respectively, primarily due to the acquisition of Swiss Re's stop-loss medical business in the third quarter of 2002. The increase in net investment income was primarily due to a higher invested asset base in Life & Investments and bond calls in Property & Casualty.

Revenues also included pretax net realized investment gains of $22.3 and losses of $27.6 for the three and six months ended June 30, 2003, respectively. Revenues for the comparable periods in 2002 contained $95.4 and $126.0 of pretax net realized investment gains. Pretax impairment losses included in net realized investment gains and losses were $46.8 and $131.0 for the three and six months ended June 30, 2003, respectively, compared with $103.9 and $114.1 for the three and six months ended June 30, 2002, respectively.

Consolidated net income increased 6.4% to $111.9 and 19.6% to $201.9 for the three and six months ended June 30, 2003, respectively, compared with net income of $105.2 and $168.8 for the three and six months ended June 30, 2002, respectively. The increases during the three and six months ended June 30, 2003 reflected improved operating earnings offset by changes in after-tax realized investment gains and losses. Operating earnings were $97.2 and $219.6 for the three and six months ended June 30, 2003, respectively, compared with operating earnings of $43.2 and $86.7 for the three and six months ended June 30, 2002, respectively. The increase in operating earnings was driven primarily by improved underwriting results within the Property & Casualty operations and increased operating earnings in Life & Investments' Group segment, as a result of the acquisition of Swiss Re's stop-loss medical business in July 2002 and favorable claim experience in this business. Property & Casualty underwriting results benefited from earned premiums increases and lower claims frequency in both the three months and six months ended June 30, 2003 compared with the same periods in 2002. Offsetting those benefits were catastrophe losses in the second quarter of 2003 totaling $99.1, primarily from a string of Midwest and Southern tornadoes and Texas hailstorms. Catastrophe losses for the second quarter of 2002 totaled $64.8. Catastrophe losses in the first six months of 2003 were $112.4 compared with $92.4 in the first six months of 2002.

Segment - Results of Operations

The following table summarizes the GAAP measure "Income before Income Taxes and Distributions on Capital Securities" for Property & Casualty, Life & Investments and Corporate. In the following sections we discuss Results of Operations for each and reconcile the non-GAAP measures used, Property & Casualty underwriting profit (loss) and Life & Investments pretax operating earnings, to this GAAP measure.


                                                      Three Months Ended           Six Months Ended
                                                           June 30                     June 30
-----------------------------------------------------------------------------------------------------------
                                                          2003          2002          2003          2002
                                                  ---------------------------------------------------------

Property & Casualty                                 $     109.1    $   214.6     $   241.4     $    274.4
Life & Investments                                         64.6        (23.6)         78.3           24.2
Corporate                                                  (0.6)       (30.8)         (5.9)         (44.8)
                                                  ---------------------------------------------------------
Income before Income Taxes and Distributions
    on Capital Securities                           $     173.1    $   160.2     $   313.8     $    253.8
-----------------------------------------------------------------------------------------------------------



Property & Casualty - Results of Operations

Safeco's Property & Casualty operations are organized around our four operating segments, Safeco Personal Insurance (SPI), Safeco Business Insurance (SBI), Surety and Property & Casualty Other (P&C Other). Within SPI there are three reportable segments, Personal Auto, Homeowners and Specialty. Within SBI the three reportable segments are SBI Regular, SBI Special Accounts Facility and SBI Runoff.

Property & Casualty Operating Statistics

The following three tables for Property & Casualty reflect: (1) net earned premiums by segment; (2) underwriting profits (losses) by segment and (3) combined ratios by segment.


                                                      Three Months Ended           Six Months Ended
                                                           June 30                     June 30
-----------------------------------------------------------------------------------------------------------
NET EARNED PREMIUMS                                       2003          2002          2003          2002
                                                  ---------------------------------------------------------
Personal Auto                                       $     552.9    $    472.5    $  1,081.4    $    926.7
Homeowners                                                192.1         189.2         381.6         372.6
Specialty                                                  50.5          51.2         100.3         101.2
                                                  ---------------------------------------------------------
    Total SPI                                             795.5         712.9       1,563.3       1,400.5
                                                  ---------------------------------------------------------
Regular                                                   272.1         251.4         538.1         496.4
Special Accounts Facility                                  93.2          61.6         181.1         111.6
Runoff                                                     (4.9)         57.1          (1.9)        138.6
                                                  ---------------------------------------------------------
    Total SBI                                             360.4         370.1         717.3         746.6
                                                  ---------------------------------------------------------
Surety                                                     38.5          31.1          70.6          60.9
P&C Other                                                   7.4           7.9          13.7          13.5
                                                  ---------------------------------------------------------
Total Property & Casualty                           $   1,201.8    $  1,122.0    $  2,364.9    $  2,221.5
-----------------------------------------------------------------------------------------------------------

                                                      Three Months Ended           Six Months Ended
                                                           June 30                     June 30
-----------------------------------------------------------------------------------------------------------
UNDERWRITING PROFITS (LOSSES)                             2003          2002          2003          2002
                                                  ---------------------------------------------------------
Personal Auto                                       $       3.3    $     (7.3)   $      1.8    $    (27.6)
Homeowners                                                (13.4)        (36.9)          6.1         (55.1)
Specialty                                                  14.8           3.0          26.3          11.0
                                                  ---------------------------------------------------------
    Total SPI                                               4.7         (41.2)         34.2         (71.7)
                                                  ---------------------------------------------------------
Regular                                                   (11.5)        (25.0)        (16.8)        (47.6)
Special Accounts Facility                                  (0.6)         (1.8)          5.8           6.4
Runoff                                                     (9.4)        (14.4)        (15.7)        (59.1)
                                                  ---------------------------------------------------------
    Total SBI                                             (21.5)        (41.2)        (26.7)       (100.3)
                                                  ---------------------------------------------------------
Surety                                                      6.8           5.8          10.5           8.9
P&C Other                                                  (2.3)         (7.6)         (9.3)        (12.4)
                                                  ---------------------------------------------------------
Total Underwriting Profit (Loss)                          (12.3)        (84.2)          8.7        (175.5)
Property & Casualty Net Investment Income                 116.5         115.3         229.3         230.5
Property & Casualty Restructuring Charges                  --            (5.5)         --           (12.1)
Property & Casualty Net Realized Investment Gains           4.9         189.0           3.4         231.5
                                                  ---------------------------------------------------------
Property & Casualty Income before Income Taxes
    and Distributions on Capital Securities         $     109.1    $    214.6    $    241.4    $    274.4
-----------------------------------------------------------------------------------------------------------



                                                      Three Months Ended          Six Months Ended
                                                           June 30                     June 30
-----------------------------------------------------------------------------------------------------------
COMBINED RATIOS+                                          2003          2002          2003          2002
                                                  ---------------------------------------------------------

Personal Auto                                             99.4%         101.6%         99.8%        103.0%
Homeowners                                               107.0          119.5          98.4         114.8
Specialty                                                 70.7           94.0          73.8          89.1
                                                  ---------------------------------------------------------
    Total SPI                                             99.4          105.8          97.8         105.1
                                                  ---------------------------------------------------------
Regular                                                  104.2          109.9         103.1         109.6

Special Accounts Facility                                100.7          102.9          96.8          94.2
Runoff                                                     *            125.3           *           142.6
                                                  ---------------------------------------------------------
    Total SBI                                            106.0          111.1         103.7         113.4
                                                  ---------------------------------------------------------
Surety                                                    82.2           81.5          85.1          85.4
P&C Other                                                  *              *             *             *
                                                  ---------------------------------------------------------
Total Property & Casualty                                101.0%         107.5%         99.6%        107.9%
-----------------------------------------------------------------------------------------------------------

* Not meaningful.
+ Combined ratios are GAAP basis and are calculated based on losses and expenses expressed as a percentage of earned premiums.


Safeco Personal Insurance

Personal Auto

                                                      Three Months Ended          Six Months Ended
                                                           June 30                     June 30
-----------------------------------------------------------------------------------------------------------
                                                          2003          2002          2003          2002
                                                  ---------------------------------------------------------
Net Earned Premiums                                 $     552.9    $   472.5     $ 1,081.4     $   926.7
Underwriting Profit (Loss)                                  3.3         (7.3)          1.8         (27.6)
Combined Ratio                                             99.4%       101.6%         99.8%        103.0%
-----------------------------------------------------------------------------------------------------------


Net earned premiums increased $80.4 or 17.0% in the second quarter of 2003 to $552.9, compared with $472.5 in the same quarter of 2002. Net earned premiums for the first six months of 2003 increased $154.7 or 16.7% to $1,081.4 compared with $926.7 for the same period in 2002. The increase in premiums for both the three and six month periods ended June 30, 2003, reflects rate increases as well as growth in policies in force (PIF) each quarter since the second quarter of 2002. We implemented mid-single digit rate increases throughout 2002 and into the second quarter of 2003, and we expect to continue to implement similar rate increases during the remainder of the year. PIF increased 9.6% in the second quarter of 2003 over the prior year, reflecting stable customer retention and new business production. Three strategic initiatives launched in 2002 continue to positively impact auto results: the introduction of our new auto insurance product, our new business entry model using point-of-sale (POS) technology and increased agent commissions on new business.

The new auto insurance product contains additional underwriting tiers both to provide more refined price points based on risk and to make insurance available to a broader range of drivers. This new auto product has been introduced in 36 states and is expected to be available in all states where we currently write business by the end of the year. Our new auto product also expands the use of automated underwriting techniques, using multi-variate analysis to classify auto insurance risks into tiers.

In early 2002, we also implemented improved POS technology in our agents' offices, making it easier for agents to write business with Safeco. This technology allows agents to quote policies more quickly and makes it easier for our agents to sell Safeco products.

Our new commission structure was introduced in the first quarter of 2002 and increased commissions on new auto policies for the first six-month policy period, and revised the bonus commission structure to align our bonus incentives to agents with both our growth and profitability goals.

Our underwriting profit in the second quarter of 2003 was $3.3, an improvement of $10.6 from an underwriting loss of $7.3 in the comparable quarter of 2002. This was Personal Auto's first underwriting profit since the third quarter of 2001. For the first six months of 2003, the underwriting profit was $1.8, an improvement of $29.4 from a $27.6 underwriting loss in the comparable period of 2002. Similarly, the combined ratio improved for both the three and six month periods ended June 30, 2003, to 99.4% and 99.8%, respectively, compared with 101.6% and 103.0%, respectively, in the prior year periods. The improved underwriting results for both the three and six month periods reflected higher premium rates and an improved loss ratio. Our loss ratio was 61.9% for the second quarter of 2003 compared with 66.5% for the same period in 2002. This lower loss ratio was driven primarily by the higher premium rates previously discussed, as well as lower claims frequency, partially offset by mid-single digit increases in severity and higher catastrophe losses. Excluding catastrophe losses, our loss ratio was 57.9% for the second quarter of 2003 compared with 65.1% for the same period in 2002. Catastrophe losses in the second quarter and first six months of 2003 were $22.3 and $23.2, respectively, compared with $6.5 and $8.3 in the same respective periods of 2002.

 Homeowners

                                                     Three Months Ended           Six Months Ended
                                                           June 30                     June 30
-----------------------------------------------------------------------------------------------------------
                                                          2003          2002          2003          2002
                                                  ---------------------------------------------------------
Net Earned Premiums                                 $     192.1    $   189.2     $   381.6     $   372.6
Underwriting Profit (Loss)                                (13.4)       (36.9)          6.1         (55.1)
Combined Ratio                                            107.0%       119.5%         98.4%        114.8%
-----------------------------------------------------------------------------------------------------------


Net earned premiums increased $2.9 or 1.5% in the second quarter of 2003 to $192.1, compared with $189.2 in the same quarter of 2002. Net earned premiums for the first six months of 2003 increased $9.0 or 2.4% to $381.6 compared with $372.6 for the same period of 2002. The increase reflects continued efforts to increase rates in order to restore profitability in this product line. Our rate increases averaged in the high teens throughout 2002 and into the second quarter of 2003 and we expect to implement rate increases averaging in the low teens during the remainder of the year. The impact of increased rates on earned premiums was largely offset by continued decreases in PIF, which were down 9.1% in the second quarter of 2003 compared with a year ago due to a decrease in new business.

Homeowners insurance written in states where we cannot achieve profitability continues to decrease. In July 2003, we placed a moratorium on new business in California, the largest market for Homeowners based on 2002 net written premiums. Currently, we have moratoriums on writing new business in seven states. Moratoriums will be lifted in these states as we secure approval to implement the changes necessary to move this product toward profitability. In addition, Safeco has introduced new language into homeowners policies sold in storm-prone Midwest states. Currently in place in 12 states, the new language requires individuals to pay a higher deductible on repair costs for wind and hail damage. We have also filed limits on mold damages for homeowners policies sold in 35 of the states in which we do business. Generally, these filing limits cap mold damages at $10 thousand, including remediation. We will continue to file limits in other states, as allowed.

In the first quarter of 2002, we launched a new tiered pricing structure for homeowners that more accurately prices business based on risk characteristics. This approach, which matches rates more closely to risks, is currently in place in 31 states, and we expect to have it in place in all but two of the remaining states where we write homeowners business by the end of the year.

The underwriting loss for Homeowners of $13.4 improved by $23.5 in the second quarter of 2003 compared with $36.9 in the second quarter of 2002. For the first six months of 2003, the underwriting profit was $6.1, an improvement of $61.2, compared with an underwriting loss of $55.1 for the same period in 2002. Similarly, the combined ratio improved for both the three and six month periods ended June 30, 2003, to 107.0% and 98.4%, respectively, compared with 119.5% and 114.8% in the prior year respective periods. These results reflect the actions taken to increase rates as well as the continued trend of lower claims frequency, partially offset by higher severity and catastrophe losses in the first six months of 2003 compared with the prior year. Catastrophe losses in the second quarter of 2003 increased by $19.2 to $60.5, compared with $41.3 for the same quarter in 2002. Catastrophe losses were $68.7 for the six months ended June 30, 2003 up $11.5 from $57.2 for the same period of 2002. The increase in catastrophe losses in the second quarter of 2003 was due to damage incurred by a hail storm in Texas and severe storms and tornadoes in the states of Kansas, Missouri, Tennessee and Wyoming.

Specialty

                                                      Three Months Ended         Six Months Ended
                                                          June 30                     June 30
----------------------------------------------------------------------------------------------------------
                                                          2003         2002          2003          2002
                                                  --------------------------------------------------------


Net Earned Premiums                                 $      50.5    $    51.2    $   100.3     $   101.2
Underwriting Profit                                        14.8          3.0         26.3          11.0
Combined Ratio                                             70.7%        94.0%        73.8%         89.1%
----------------------------------------------------------------------------------------------------------


Specialty lines include earthquake, dwelling fire, umbrella, inland marine and boat insurance for individuals.

Net earned premiums decreased to $50.5 in the second quarter of 2003 from $51.2 in the same period in 2002. Net earned premiums for the first six months of 2003 decreased slightly to $100.3 compared with $101.2 in the same period in 2002. This decrease reflected a reduction in PIF offset by increases in rates throughout 2002 and into 2003. The PIF reduction in the first six months of 2003 reflected a decrease in new business production, particularly in the dwelling fire product line.


Specialty's underwriting profit was $14.8 for the three months ended June 30, 2003, up $11.8 from $3.0 for the three months ended June 30, 2002. For the six months ended June 30, 2003, underwriting profit increased by $15.3 to $26.3, compared with a profit of $11.0 for the six months ended June 30, 2002. This was primarily due to the rate increases described above and lower umbrella losses in the current year. The combined ratio was 70.7% and 73.8% for the three and six month periods of 2003, respectively, compared with 94.0% and 89.1%for the same periods a year ago.


Safeco Business Insurance

SBI Regular

                                                     Three Months Ended           Six Months Ended
                                                           June 30                     June 30
-----------------------------------------------------------------------------------------------------------
                                                          2003          2002          2003          2002
                                                  ---------------------------------------------------------
Net Earned Premiums                                 $     272.1    $   251.4     $   538.1     $   496.4
Underwriting Loss                                         (11.5)       (25.0)        (16.8)        (47.6)
Combined Ratio                                            104.2%       109.9%        103.1%        109.6%
-----------------------------------------------------------------------------------------------------------


SBI Regular is our core commercial segment writing insurance for small- to medium-sized businesses. Net earned premiums increased 8.2% to $272.1 and 8.4% to $538.1 in the three and six month periods ended June 30, 2003, respectively, compared with $251.4 and $496.4 for the respective periods of 2002. The increase in net earned premiums reflected the impact of rate increases partially offset by continued decreases in PIF. We implemented average insurance price increases in the mid-teens for SBI Regular throughout 2002 and into 2003 and we expect average price increases near the double-digits for the year. PIF decreased 6.9% in the second quarter of 2003 compared with the prior year.

SBI Regular is introducing a redesigned business model to support sales growth, deliver pricing more accurately matched to risk characteristics and improve customer service. The business model encompasses a suite of services that includes an automated underwriting platform, a business service center and a new business agency interface system. The new underwriting approach provides an increased number of pricing tiers and better matching of rate to risk. The new business entry model makes it easier for agents to quote and sell our products to small businesses.

SBI Regular's underwriting loss improved by 54.0% to $11.5, and 64.7% to $16.8 in the three and six month periods ended June 30, 2003, respectively, compared with the respective period losses in 2002 of $25.0 and $47.6. Similarly, the combined ratio improved to 104.2% and 103.1% in the three and six months ended June 30, 2003, respectively, from 109.9% and 109.6% in the comparable periods in 2002. The improvement in underwriting results in 2003 primarily reflects the effects of rate increases and lower catastrophe losses. Catastrophe losses were $9.2 and $13.6 in the three and six month periods ended June 30, 2003, respectively, compared with $13.2 and $19.2 for the same periods in 2002. Catastrophe losses in the second quarter of 2002 included $4.5 from wildfires in Arizona.

SBI Special Accounts Facility

                                                     Three Months Ended           Six Months Ended
                                                           June 30                     June 30
-----------------------------------------------------------------------------------------------------------
                                                          2003          2002          2003          2002
                                                  ---------------------------------------------------------
Net Earned Premiums                                 $      93.2    $    61.6     $   181.1     $   111.6
Underwriting Profit (Loss)                                 (0.6)        (1.8)          5.8           6.4
Combined Ratio                                            100.7%       102.9%         96.8%         94.2%
-----------------------------------------------------------------------------------------------------------


SBI Special Accounts Facility (SAF) writes larger commercial accounts for our key Safeco agents and our four continuing specialty commercial programs (lender-placed property insurance, agents' errors and omissions insurance written predominantly for Safeco agents, mini storage and warehouse property coverages, and coverages for non-profit social service organizations).

Net earned premiums for the three months ended June 30, 2003 increased to $93.2 or 51.3% compared with $61.6 for the same period of 2002. Net earned premiums increased for the first six months of 2003 by $69.5 or 62.3% to $181.1 compared with $111.6 for the first six months of 2002. The increase in net earned premiums in 2003 was primarily due to the consolidation of our business insurance products in 2002; as each existing Safeco large account commercial policy came up for renewal (reported in SBI Runoff) a decision was made by SAF to renew or not. If it was renewed it became part of SAF, otherwise underwriting results associated with the discontinued account remained in SBI Runoff.

Underwriting loss in the second quarter of 2003 decreased slightly by $1.2 to $0.6, compared with a loss of $1.8 a year ago. For the first six months of 2003, SAF achieved an underwriting profit of $5.8, a slight decrease from $6.4 in the comparable period of 2002. Additionally, the combined ratio was 100.7% and 96.8% for the three and six month periods ended June 30, 2003, respectively, compared with 102.9% and 94.2% for the same periods in 2002.

SBI Runoff

                                                     Three Months Ended           Six Months Ended
                                                           June 30                     June 30
-----------------------------------------------------------------------------------------------------------
                                                          2003          2002          2003          2002
                                                  ---------------------------------------------------------
Net Earned Premiums                                 $      (4.9)   $    57.1     $    (1.9)    $   138.6
Underwriting Loss                                          (9.4)       (14.4)        (15.7)        (59.1)
-----------------------------------------------------------------------------------------------------------


SBI Runoff includes the large commercial business accounts and 15 specialty programs that Safeco is exiting. We continue to run off poor-performing large accounts and are focusing on growth in the small- to medium-sized commercial business market as reflected in SBI Regular.

Net earned premiums in the second quarter of 2003 were $(4.9) compared with net earned premiums of $57.1 in the 2002 second quarter. For the first six months of 2003, net earned premiums were $(1.9) compared with $138.6 in 2002. Net earned premiums in 2003 included return premium on retrospectively rated policies. The decreases also reflected the actions taken to exit this unprofitable business and the renewal of policies into SAF referred to above.

Underwriting losses were $5.0 and $43.4 lower in the second quarter and first six months of 2003, respectively, compared with a year ago reflecting the significant decrease in premium volume. In addition, results for the first six months of 2002 reflected reserve strengthening of $10.0 on workers compensation for large accounts in runoff.

Surety

                                                     Three Months Ended           Six Months Ended
                                                           June 30                     June 30
-----------------------------------------------------------------------------------------------------------
                                                          2003          2002          2003          2002
                                                  ---------------------------------------------------------
Net Earned Premiums                                 $      38.5    $    31.1     $    70.6     $    60.9
Underwriting Profit                                         6.8          5.8          10.5           8.9
Combined Ratio                                             82.2%        81.5%         85.1%         85.4%
-----------------------------------------------------------------------------------------------------------


Surety net earned premiums increased $7.4 or 23.8% in the second quarter of 2003 to $38.5, compared with net earned premiums of $31.1 in the second quarter of 2002. For the first six months of 2003, net earned premiums increased by $9.7 or 15.9% to $70.6 from $60.9 in the first six months of 2002. The increase in net earned premiums reflected the impact of new business production, the opening of a new surety office in Glendale, California and rate increases.

Underwriting profit increased by $1.0 to $6.8 in the second quarter of 2003 compared with $5.8 in the same period a year ago, while the underwriting profit in the first six months of 2003 improved by $1.6 or 18.0% to $10.5 from $8.9 in 2002. The combined ratio for the three and six month periods was 82.2% and 85.1%, respectively, compared with 81.5% and 85.4%, respectively, in 2002.

P&C Other

                                                     Three Months Ended          Six Months Ended
                                                          June 30                    June 30
---------------------------------------------------------------------------------------------------------
                                                          2003         2002          2003         2002
                                                  -------------------------------------------------------
Net Earned Premiums                                 $       7.4    $     7.9    $    13.7     $    13.5
Underwriting Loss                                          (2.3)        (7.6)        (9.3)        (12.4)
---------------------------------------------------------------------------------------------------------


P&C Other includes our discontinued assumed reinsurance business, our involuntary assigned risk and other state-mandated personal lines business, our Lloyds of London operations which are in runoff and certain discontinued product lines.

Net earned premiums were $7.4 and $13.7 for the three and six months ended June 30, 2003, respectively, compared with $7.9 and $13.5 in the same respective periods in 2002.

The underwriting loss in the second quarter and the first six months of 2003 decreased to $2.3 and $9.3 from $7.6 and $12.4 in 2002, respectively.

Life & Investments - Results of Operations

Life & Investments operations are managed separately as six reportable segments:
Group, Income Annuities, Retirement Services, Individual, Asset Management and Life & Investments Other (L&I Other). The following table summarizes comparative operating results for Life & Investments:

                                                     Three Months Ended           Six Months Ended
                                                           June 30                     June 30
-----------------------------------------------------------------------------------------------------------
                                                          2003          2002          2003          2002
                                                  ---------------------------------------------------------
Total Revenues                                      $     524.9    $   460.6     $ 1,052.3     $   921.8
                                                  ---------------------------------------------------------
Policy Benefits                                           341.4        312.0         684.4         618.1
Other Expenses                                            125.6         96.6         238.2         192.6
                                                  ---------------------------------------------------------
Total Benefits and Expenses                               467.0        408.6         922.6         810.7
                                                  ---------------------------------------------------------
Pretax Operating Earnings                                  57.9         52.0         129.7         111.1
Net Realized Investment Gains (Losses)                      6.7        (75.6)        (51.4)        (86.9)
                                                  ---------------------------------------------------------
Income (Loss) before Income Taxes and
    Distributions on
    Capital Securities                             $       64.6    $   (23.6)    $    78.3     $    24.2
-----------------------------------------------------------------------------------------------------------



Life & Investments revenues are comprised of premiums, net investment income and other fees. The following tables summarize revenues (excluding net realized investment gains and losses) and pretax operating earnings by reportable segment.


                                                     Three Months Ended           Six Months Ended
                                                           June 30                     June 30
-----------------------------------------------------------------------------------------------------------
REVENUES                                                  2003          2002          2003          2002
                                                  ---------------------------------------------------------
Group                                               $     144.5    $    90.9     $   286.8     $   178.3
Income Annuities                                          130.8        129.0         262.2         258.6
Retirement Services                                        96.4         94.7         192.5         187.8
Individual                                                 95.8         93.2         191.7         186.6
Asset Management                                            6.7          8.0          12.9          16.2
L&I Other                                                  50.7         44.8         106.2          94.3
                                                  ---------------------------------------------------------
Total Life & Investments Revenues                   $     524.9    $   460.6     $ 1,052.3     $   921.8
-----------------------------------------------------------------------------------------------------------


                                                     Three Months Ended           Six Months Ended
                                                           June 30                     June 30
-----------------------------------------------------------------------------------------------------------
PRETAX OPERATING EARNINGS                                 2003          2002          2003          2002
                                                  ---------------------------------------------------------
Group                                               $      24.5    $    14.1     $    53.5     $    24.3
Income Annuities                                            8.4          7.3          18.5          16.1
Retirement Services                                         4.9          4.0           9.9          12.0
Individual                                                 (0.5)         7.5           1.4          14.2
Asset Management                                            0.1          1.7           0.2           4.0
L&I Other                                                  20.5         17.4          46.2          40.5
                                                  ---------------------------------------------------------
Pretax Operating Earnings                                  57.9         52.0         129.7         111.1
Net Realized Investment Gains (Losses)                      6.7        (75.6)        (51.4)        (86.9)
                                                  ---------------------------------------------------------
Income (Loss) before Income Taxes and
  Distributions on Capital Securities               $      64.6    $   (23.6)    $    78.3     $    24.2
-----------------------------------------------------------------------------------------------------------


Group

                                                     Three Months Ended           Six Months Ended
                                                           June 30                     June 30
-----------------------------------------------------------------------------------------------------------
                                                          2003          2002          2003          2002
                                                  ---------------------------------------------------------
Revenues                                            $     144.5    $    90.9     $   286.8     $   178.3
Pretax Operating Earnings                                  24.5         14.1          53.5          24.3
Loss Ratio                                                 56.3%        59.8%         56.2%         59.8%
-----------------------------------------------------------------------------------------------------------


Group's principal product offering is stop-loss medical insurance sold to employers with self-insured medical plans. Also offered in this line are group life, accidental death and dismemberment, and disability products.

Revenues were $144.5 and $286.8 in the three and six months ended June 30, 2003, respectively, an increase of 59.0% and 60.9% over revenues of $90.9 and $178.3 in the same periods in 2002. The increase in 2003 revenues is primarily due to the acquisition of Swiss Re's stop-loss medical business in July 2002, which generated $57.4 in premiums in the second quarter and $111.3 in the first six months of 2003.

Pretax operating earnings increased to $24.5 and $53.5 in the three and six months ended June 30, 2003, respectively, from $14.1 and $24.3 in the comparable periods in 2002. The increase in pretax operating earnings reflected the addition of the Swiss Re business, and an improved loss ratio of 56.3% and 56.2% in the three and six months ended June 30, 2003, respectively, compared with 59.8% in each period of 2002. We believe this level of profit will be difficult to sustain over the next year due to increased competition from existing and new entrants into the business.

We have incurred low claim costs to date in 2003. In conjunction with these lower claim costs, we experienced favorable reserve development and reduced our reserves by $10.5 in the first quarter of 2003 primarily related to polices obtained in the acquisition of Swiss Re's stop-loss medical business.

Income Annuities

                                                     Three Months Ended           Six Months Ended
                                                           June 30                     June 30
-----------------------------------------------------------------------------------------------------------
                                                          2003          2002          2003          2002
                                                  ---------------------------------------------------------
Revenues                                            $     130.8    $   129.0     $   262.2     $    258.6
Pretax Operating Earnings                                   8.4          7.3          18.5           16.1
Policyholder Liabilities                                6,354.2      6,279.5       6,354.2        6,279.5
-----------------------------------------------------------------------------------------------------------


Income Annuities' primary product is the structured settlement annuity that is sold to fund third-party personal injury settlements, providing a reliable income stream to the injured party. This product is extremely sensitive to financial strength ratings, and our ratings downgrades in 2001 decreased our ability to sell this product. Income Annuities also sells non-structured fixed annuities, that provide an immediate payment stream. Overall sales of immediate annuities (including structured settlements) were $35.8 and $64.2 in the three and six months ended June 30, 2003, respectively, and $20.7 and $35.8 in the same periods of 2002. These increases were due to continued efforts to grow the sales of non-structured settlement annuity products. Structured settlement sales included $8.0 and $16.8 in annuities purchased by Property & Casualty affiliates in the three and six months ended June 30, 2003, respectively, compared with $9.2 and $15.9 in the same periods of 2002. Income Annuities' contracts are non-surrenderable and supported by long-term invested assets consisting primarily of long duration bonds and mortgage-backed securities.


Revenues were $130.8 and $262.2 in the three and six months ended June 30, 2003, respectively, compared with $129.0 and $258.6 for the same periods a year ago, an increase of 1.4% for each period. Revenues were impacted by lower interest rates offset by favorable prepayment adjustments on mortgage-backed securities of $3.4 and $7.1 in the three and six months ended June 30, 2003, respectively, compared with unfavorable prepayment adjustments of $0.3 and $1.0 in the same periods of 2002.


Pretax operating earnings increased to $8.4 and $18.5 in the three and six months ended June 30, 2003, respectively, compared with $7.3 and $16.1 for the same periods a year ago. This was primarily due to the favorable prepayment adjustment on mortgage-backed securities, partially offset by lower interest income from bond defaults over the past year and lower interest rates on reinvestment.

Retirement Services

                                                     Three Months Ended           Six Months Ended
                                                           June 30                     June 30
-----------------------------------------------------------------------------------------------------------
                                                          2003          2002          2003          2002
                                                  ---------------------------------------------------------
Revenues                                            $      96.4    $    94.7     $    192.5    $    187.8
Pretax Operating Earnings                                   4.9          4.0            9.9          12.0
General Account Liabilities                             6,369.2      5,661.9        6,369.2       5,661.9
Separate Account Liabilities                              900.7        960.2          900.7         960.2
-----------------------------------------------------------------------------------------------------------

The primary products in this business line are fixed deferred and variable annuities (both qualified and non-qualified), and guaranteed investment contracts (GIC). The profitability of these products is highly dependent on our ability to earn an acceptable interest spread on new business. In response to the low interest rate environment, we sell in those states that have lowered their minimum guaranteed interest rate requirements and have curtailed sales in states where interest spreads on our products are not acceptable. Products in Retirement Services have protection against early withdrawals in the form of surrender charges during the initial years of each policy or the option for Safeco to spread payouts over five years.

Revenues increased to $96.4 and $192.5 in the three and six months ended June 30, 2003, respectively, compared with revenues of $94.7 and $187.8 in the same periods of 2002. The increase in 2003 was due to higher investment income as a result of growth in general account liabilities, offset by lost interest income due to bond defaults over the past year.


Pretax operating earnings were $4.9 for the three months ended June 30, 2003, compared with $4.0 in the same period a year ago. This increase reflected higher investment income as a result of growth in general account liabilities, offset by lower interest income due to bond defaults. Pretax operating earnings were $9.9 and $12.0 for the six months ended June 30, 2003 and 2002, respectively. This decrease reflected higher operating expenses and deferred acquisition cost amortization in the six months ended June 30, 2003.

General account liabilities increased to $6,369.2 at June 30, 2003 from $5,661.9 at June 30, 2002. The increase was due to sales of our fixed deferred annuity products during 2002 and the first six months of 2003, offset by scheduled GIC withdrawals. The decrease in separate account liabilities to $900.7 from $960.2 was a result of the declines in equity markets.

Individual

                                                     Three Months Ended           Six Months Ended
                                                           June 30                     June 30
-----------------------------------------------------------------------------------------------------------
                                                         2003          2002          2003          2002
                                                  ---------------------------------------------------------
Revenues                                            $      95.8    $    93.2     $   191.7     $   186.6
Pretax Operating Earnings (Loss)                           (0.5)         7.5           1.4          14.2
-----------------------------------------------------------------------------------------------------------

Individual products include term, universal and variable universal life and BOLI. BOLI is universal life insurance sold to banks and is extremely sensitive to financial strength ratings; consequently, our ratings downgrades in 2001 significantly curtailed the volume of new BOLI deposits.

Revenues increased slightly to $95.8 and $191.7 in the three and six months ended June 30, 2003, respectively, compared with $93.2 and $186.6 in the same periods of 2002. Updated term and universal life insurance products launched in 2002 and a new internet sales tool (Safeco Now) contributed to the increased sales in 2003.

The Individual segment's pretax operating loss was $0.5 for the second quarter of 2003 compared to pretax operating earnings of $7.5 a year ago. Pretax operating earnings of $1.4 in the six months ended June 30, 2003 were down from 2002 pretax operating earnings of $14.2 in 2002. The decreases were due primarily to higher claims, higher operating expenses, and a lower than expected BOLI interest spread in the three and six months ended June 30, 2003. We expect continued earnings pressure throughout 2003 in this segment from operating expenses and the lower than expected BOLI interest spread.


Asset Management

                                                     Three Months Ended           Six Months Ended
                                                           June 30                     June 30
-----------------------------------------------------------------------------------------------------------
                                                         2003          2002          2003          2002
                                                  ---------------------------------------------------------
Revenues                                            $       6.7    $     8.0     $     12.9    $     16.2
Pretax Operating Earnings                                   0.1          1.7            0.2           4.0
Assets Under Management                                 4,033.4      4,390.9        4,033.4       4,390.9
-----------------------------------------------------------------------------------------------------------

Asset Management serves as the investment advisor for the Safeco mutual funds and variable insurance portfolios, and for institutional and trust accounts. Investment advisory activities produced revenues of $6.7 and $12.9 in the three and six months ended June 30, 2003, respectively, compared with $8.0 and $16.2 for the same periods a year ago. The decline in assets under management, due to declining equity markets as well as a net outflow of funds, contributed to the overall decrease in revenues and pretax operating earnings.

L&I Other

                                                     Three Months Ended           Six Months Ended
                                                           June 30                     June 30
-----------------------------------------------------------------------------------------------------------
                                                         2003          2002          2003          2002
                                                  ---------------------------------------------------------
Revenues                                            $      50.7    $    44.8     $   106.2     $    94.3
Pretax Operating Earnings                                  20.5         17.4          46.2          40.5
-----------------------------------------------------------------------------------------------------------

Our L&I Other segment is comprised mainly of investment income on capital and accumulated earnings of the other reportable segments, as well as commissions received by Talbot Financial Corporation (Talbot), our insurance agency, that distributes property and casualty and life insurance products. Revenues were $50.7 and $106.2 in the three and six months ended June 30, 2003, respectively, a 13.2% and 12.6% increase from revenues of $44.8 and $94.3 a year ago. The increase in revenues in 2003 was primarily due to an increase in contingent commission bonuses and brokerage income received by Talbot and investment income. Pretax operating earnings were $20.5 and $46.2 for the three and six months ended June 30, 2003, respectively, and $17.4 and $40.5 for the same periods in 2002.

Corporate - Results of Operations

                                                     Three Months Ended           Six Months Ended
                                                           June 30                     June 30
-----------------------------------------------------------------------------------------------------------
                                                         2003          2002          2003          2002
                                                  ---------------------------------------------------------
Pretax Loss before Net Realized Investment
    Gains (Losses)                                  $     (11.3)   $   (12.8)    $   (26.3)    $   (26.2)
Net Realized Investment Gains (Losses) before
    Income Taxes                                           10.7        (18.0)         20.4         (18.6)
                                                  ---------------------------------------------------------
Loss before Income Taxes and Distributions on
    Capital Securities                              $      (0.6)   $   (30.8)    $    (5.9)    $   (44.8)
-----------------------------------------------------------------------------------------------------------

The Corporate segment includes operating results for Safeco Corporation, SFP, Safeco Properties, Inc. and intercompany transaction eliminations. Interest expense on borrowings totaled $13.2 and $16.4 in the second quarter of 2003 and 2002, respectively, and $30.3 and $32.4 for the six months ended June 30, 2003 and 2002, respectively. These amounts do not include the expense for the distributions on Safeco's Capital Securities which is presented separately net of tax on the Consolidated Statements of Income. In accordance with SFAS 150, "Accounting for Financial Instruments with Characteristics of Liabilities, Equity, or Both", these distributions will be recorded as interest expense on a prospective basis, beginning July 1, 2003.


SFP was organized in 2000 to write S&P 500 index options to mitigate the risk associated with Life & Investments' Equity Indexed Annuity (EIA) product. SFP also engages in limited activity for its own account by selling single-name credit default swaps (credit swaps), writing and hedging S&P 500 Index options and investing in and hedging convertible bonds. Changes in the fair values of these instruments and any net realized gain or loss are recognized in current income. Net investment income includes the premium income on the credit swaps and the earnings and fair value adjustments for the S&P 500 index options and the convertible bonds. Net realized investment gain and loss includes the fair value adjustments and net realized investment gains and losses from the credit swaps. SFP's pretax loss before net realized investment gains and losses was $1.0 for the second quarter of 2003 compared with income of $2.4 in 2002. SFP's pretax income before net realized investment gains and losses was $1.2 and $4.8 in the first six months of 2003 and 2002, respectively.


SFP had credit swaps with notional amounts outstanding totaling $859.0 and $975.0 at June 30, 2003 and 2002, respectively. These credit swaps involved selling credit protection for a fee that covered certain credit events on assets owned by the buyer (financial institutions and investment banks) such that if a credit event occurs SFP would make a payment to the buyer. The credit swaps are marked-to-market and this adjustment is recorded in net realized investment gains and losses on the Consolidated Statements of Income. Total net realized investment gain before taxes in the second quarter of 2003 was $10.3 compared with a total net realized investment loss of $15.8 in the second quarter of 2002. Total net realized investment gain before taxes for the six months ended June 30, 2003 was $19.3 compared with a total net realized investment loss of $16.3 for the same period in 2002.

The table below summarizes the quality of the credit swap portfolio:

                                                                                       Percent at June 30
RATING                                                                                         2003
-----------------------------------------------------------------------------------------------------------
AAA                                                                                             12%
AA                                                                                               1
A                                                                                               40
BBB                                                                                             44
BB and lower                                                                                     3
                                                                                       --------------------
Total                                                                                          100%
-----------------------------------------------------------------------------------------------------------

The fair value of SFP's written S&P 500 index options liability was $49.7 and $23.4 at June 30, 2003 and 2002, respectively. SFP's investment portfolio included investment grade convertible bonds with market values totaling $62.7 and $51.1 at June 30, 2003 and 2002, respectively.


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

Safeco's liquidity needs are met by dividends from its subsidiary operations, the sale and maturity of invested assets and the issuance of debt and equity. The subsidiaries' primary sources of cash from operations are insurance premiums, funds received under deposit contracts, dividends, interest and asset management fees. Safeco has not engaged in the sale by securitization of any investments or other assets.

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

Total cash provided by operating activities was $539.2 for the first six months of 2003 compared with $137.6 in the same period a year ago. The increase in 2003 was due to an increase in insurance premiums, partially offset by increases in claims paid due to higher catastrophes in the second quarter of 2003.

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

On November 20, 2002, Safeco completed the sale of 10,465,000 shares of common stock at $33.00 per share. Safeco received proceeds net of related expenses of $328.7 from the sale of these shares. The net proceeds were used to contribute capital of $150.0 to our Property & Casualty operations and $100.0 to our Life & Investments operations in December 2002 to support future growth in our core product lines and strengthen the capital base of these operations. Remaining proceeds were used for general corporate purposes and the repayment of outstanding indebtedness.

Safeco maintains a bank credit facility of $500.0 available through September 2005. Safeco pays a fee to have the facility available and does not maintain deposits as compensating balances. The facility carries certain covenants that require Safeco to maintain a specified minimum level of shareholders' equity and a maximum debt-to-capitalization ratio. There were no borrowings under the facility as of June 30, 2003 or December 31, 2002 and Safeco was in compliance with all covenants.

Management believes that the Company's cash flow from operations, investment portfolio and credit facilities are sufficient to meet its future liquidity needs.

The following tables summarize Safeco's contractual obligations as of June 30, 2003:

                                                                   Payments due
-----------------------------------------------------------------------------------------------------------
                                                        Less than                              More than
CONTRACTUAL OBLIGATIONS                      Total       1 Year      1-3 Years    3-5 Years     5 Years
-----------------------------------------------------------------------------------------------------------
Long-Term Debt and Capital Securities     $  1,968.6     $    7.3     $    6.2     $   407.4   $  1,547.7
Operating Leases                               345.5         53.1         93.6          80.2        118.6
                                         ------------------------------------------------------------------
Total Contractual Obligations             $  2,314.1     $   60.4     $   99.8     $   487.6   $  1,666.3
-----------------------------------------------------------------------------------------------------------

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

Currently, all rating agencies maintain a stable outlook on their ratings of Safeco. On August 13, 2002, Standard & Poor's (S&P) affirmed its ratings on Safeco Corporation and our Property & Casualty subsidiaries. At the same time, S&P lowered its ratings on our life insurance subsidiaries because of a change in S&P group methodology criteria, which modified the rating provided to subsidiaries. The new criteria generally limits the rating given to a subsidiary that S&P deems "strategically important" to the parent to within one notch of the rating on the parent's core group. On December 4, 2002, A.M. Best reaffirmed Safeco's ratings and revised its outlook for our Corporate and Property & Casualty ratings from negative to stable.

We believe our financial position is sound and continue to execute our action plans to improve Property & Casualty operating results. The effect of our operating action plans has been reflected in improved operating results and this has improved Safeco's debt service coverage during 2002 and the first half of 2003. It is, however, possible that further negative ratings actions may occur. Lower ratings have significantly affected Life & Investments' ability to sell structured settlement immediate annuities and BOLI products. If ratings are further lowered, Safeco may incur higher borrowing costs, may have more limited means to access capital, and may have additional difficulties marketing certain of its insurance products that are dependent upon ratings being at or above a particular level.


The following table summarizes Safeco's current ratings:
                                                                                                  Standard
                                                         A.M. Best        Fitch      Moody's     &  Poor's
------------------------------------------------------------------------------------------------------------
Safeco Corporation
    Senior Debt                                              bbb+            A-         Baa1         BBB+
    Capital Securities                                       bbb           BBB+         Baa2         BBB-

Financial Strength/Claims-Paying Ability
    Property & Casualty Subsidiaries                           A            AA-           A1          A+
    Life Subsidiaries                                          A            AA-           A1          A
------------------------------------------------------------------------------------------------------------


Investment Summary

Net Investment Income

Safeco's consolidated pretax net investment income was $423.1 and $412.8 for the three months ended June 30, 2003 and 2002, respectively, and was $845.6 and $827.5 for the six months ended June 30, 2003 and 2002, respectively. The investment portfolios of Property & Casualty and Life & Investments produced substantially all of this net investment income.

                                                     Three Months Ended           Six Months Ended
                                                          June 30                    June 30
---------------------------------------------------------------------------------------------------------
PRETAX NET INVESTMENT INCOME                            2003          2002         2003          2002
                                                  -------------------------------------------------------
Property & Casualty                                 $     116.5   $   115.3     $   229.3    $   230.5
Life & Investments                                        303.9       294.5         607.4        590.6
Corporate and Other                                         2.7         3.0           8.9          6.4
                                                  -------------------------------------------------------
Total                                               $     423.1   $   412.8     $   845.6    $   827.5
---------------------------------------------------------------------------------------------------------

                                                     Three Months Ended          Six Months Ended
                                                          June 30                    June 30
                                                  -------------------------------------------------------
PRETAX INVESTMENT INCOME YIELDS                         2003          2002         2003          2002
---------------------------------------------------------------------------------------------------------
Property & Casualty                                         5.7%        6.1%          5.8%         6.1%
Life & Investments                                          6.7%        7.2%          6.9%         7.3%
---------------------------------------------------------------------------------------------------------

Property & Casualty pretax net investment income increased to $116.5 in the second quarter of 2003 compared with $115.3 in the second quarter of 2002. Property & Casualty pretax net investment income declined in the first six months of 2003 to $229.3 compared with $230.5 in the first six months of 2002. On an after-tax basis, net investment income was $87.3 and $170.0 for the three and six months ended June 30, 2003, respectively, and $87.6 and $176.3 for the same periods in 2002. Income for the first six months of 2003 reflected continued declines in interest rates and the repositioning of the Property & Casualty investment portfolio in 2002 to reduce the average duration. Results for the second quarter of 2003 reflected a higher invested asset base and additional income from calls of municipal bonds.


Life & Investments pretax net investment income increased to $303.9 in the second quarter of 2003 compared with $294.5 in the second quarter of 2002, and increased to $607.4 in the first six months of 2003 compared with $590.6 in the same period in 2002. On an after-tax basis, net investment income was $198.3 and $396.4 for the three and six months ended June 30, 2003, respectively, and $192.2 and $385.6 for the comparable periods in 2002. The growth in net investment income was due to higher invested assets related to the growth of total funds held under deposit contracts, partially offset by lower yields on new investments and reinvested assets.

Net Realized Investment Gains and Losses

Pretax net realized investment gains and losses for the periods indicated by business and component were as follows:

                                                     Three Months Ended           Six Months Ended
                                                           June 30                     June 30
-----------------------------------------------------------------------------------------------------------
PRETAX NET REALIZED INVESTMENT GAINS
    (LOSSES)                                               2003          2002          2003          2002
                                                  ---------------------------------------------------------
Property & Casualty                                 $       4.9    $    189.0    $      3.4    $    231.5
Life & Investments                                          6.7        (75.6)         (51.4)        (86.9)
Corporate                                                  10.7        (18.0)          20.4         (18.6)
                                                  ---------------------------------------------------------
Total                                               $      22.3    $    95.4     $    (27.6)   $    126.0
-----------------------------------------------------------------------------------------------------------

                                                     Three Months Ended           Six Months Ended
                                                           June 30                     June 30
-----------------------------------------------------------------------------------------------------------
PRETAX NET REALIZED INVESTMENT GAINS (LOSSES)              2003         2002          2003          2002
                                                  ---------------------------------------------------------
Gains on Securities Transactions                    $      45.8    $   212.9     $     74.0    $    259.7
Impairments on Fixed Maturities                           (38.2)       (89.8)        (117.6)       (100.0)
Impairments on Equity Securities                           (8.6)       (14.1)         (13.4)        (14.1)
Credit Swap Mark-to-Market                                 10.3        (15.8)          19.3         (16.3)
Other                                                      13.0          2.2           10.1          (3.3)
                                                  ---------------------------------------------------------
Total                                               $      22.3    $    95.4     $    (27.6)   $    126.0
-----------------------------------------------------------------------------------------------------------




Gains on securities transactions for the quarter ended June 30, 2003 relate primarily to calls and fixed maturity sales initiated to manage our call risk and improve the credit quality of the underlying portfolio.


Credit swap mark to market gains of $10.3 and $19.3 for the three and six months ended June 30, 2003, respectively, were due to significant tightening in credit spreads on SFP's credit swap portfolio. This compared with a widening of credit spreads and the resulting mark-to-market loss of $15.8 and $16.3 over the same respective periods in 2002.

Included in Other for the three and six months ended June 30, 2003 was $15.2 related to interest rate hedges on forecasted transactions not probable of occurring. SFAS 133 requires amounts recorded in AOCI that relate to forecasted transactions that are no longer probable of occurring within a specified time period to be recognized in earnings immediately. No such amounts were reclassified from AOCI into earnings during the three and six months ended June 30, 2002.

Pretax investment impairments by portfolio were as follows:

                                                     Three Months Ended           Six Months Ended
                                                           June 30                     June 30
-----------------------------------------------------------------------------------------------------------
PRETAX INVESTMENT IMPAIRMENTS                              2003        2002          2003          2002
                                                  ---------------------------------------------------------
Property & Casualty                                 $      15.8    $    18.1     $    36.4     $      18.9
Life & Investments                                         31.0         71.7          93.7            81.1
Corporate                                                  --           14.1           0.9            14.1
                                                  ---------------------------------------------------------
Total                                               $      46.8    $   103.9     $   131.0     $     114.1
-----------------------------------------------------------------------------------------------------------


The increase in fixed maturity impairments in the first six months of 2003 compared with a year ago, reflected impairments primarily in the airline and franchise sectors and was due to continued credit deterioration, which began to slow in the second quarter.

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


The total proceeds at fair value from fixed maturities and equities sold at a loss were $50.0 for the second quarter ended June 30, 2003. The related total pretax net realized investment loss on these sales was $10.1. The total proceeds at fair value from fixed maturities and equities sold at a loss were $198.8 for the six months ended June 30, 2003. The related total pretax net realized investment loss on these sales was $28.8. In accordance with our investment impairment process described above, we consider our intent and ability to retain investments for a period of time sufficient to allow for a market value recovery. However, our intent to hold is reassessed frequently in light of financial market fluctuations and the financial condition and near term prospects of the issuer. Safeco's sales activity reflects ongoing management decisions and modifications in our intent due to actual or expected deterioration in the issuer's credit, our decisions to lessen exposure to a particular industry and our actions to reposition our asset allocation.


Investment Portfolio

The table below summarizes Safeco's consolidated securities investment portfolio at June 30, 2003:

                                                                                  Cost or
JUNE 30, 2003                                                                 Amortized Cost Carrying Value
-----------------------------------------------------------------------------------------------------------
PROPERTY & CASUALTY
    Fixed Maturities - Taxable                                                  $  4,981.7     $  5,377.8
    Fixed Maturities - Nontaxable                                                  1,999.3        2,203.6
    Equity Securities                                                                645.1        1,017.0

LIFE & INVESTMENTS
    Fixed Maturities - Taxable                                                    16,173.7       17,961.9
    Fixed Maturities - Nontaxable                                                      7.6            7.9
    Equity Securities                                                                113.8          123.4


CORPORATE
    Fixed Maturities - Taxable                                                        28.2           88.1
    Equity Securities                                                                  8.6           26.9
                                                                             ------------------------------
Total Fixed Maturities and Equity Securities                                      23,958.0       26,806.6
Mortgage Loans                                                                       942.8          942.8
Other Invested Assets                                                                178.8          184.9
Short-Term Investments                                                               434.1          434.1
                                                                             ------------------------------
Total Consolidated Investment Portfolio                                         $ 25,513.7     $ 28,368.4
-----------------------------------------------------------------------------------------------------------


Safeco's consolidated portfolio of investment securities at June 30, 2003 consisted of $25,639.3 fixed maturities and $1,167.3 of equity securities at market value. Included in the fixed maturities carrying amount were gross unrealized losses of $126.8 and gross unrealized gains of $2,575.6. Included in the equity securities carrying amount were gross unrealized losses of $25.8 and gross unrealized gains of $425.6. Industries that contributed more than 10% of the total gross unrealized loss were automobile manufacturers (11%) and diversified financial services (15%). Safeco reviewed all securities in an unrealized loss position and determined that these declines in fair value were temporary as of June 30, 2003.

The following table summarizes the length of time that fixed maturities and equity securities have been in a continual unrealized loss position as of June 30, 2003:



    Types of                                                                 Amount of Unrealized Loss at
   Securities       Length of Time in a Continual Unrealized Loss Position           June 30, 2003
-----------------------------------------------------------------------------------------------------------
Fixed Maturities    Less Than Six Months                                                 $     22.9
                    6 Months But Less Than 12 Months                                           15.7
                    12 Months or Greater                                                       88.2
                                                                             ------------------------------
                    Total                                                                $    126.8
                                                                             ------------------------------
Equity Securities   Less Than Six Months                                                        9.0
                    6 Months But Less Than 12 Months                                            9.0
                    12 Months or Greater                                                        7.8
                                                                             ------------------------------
                    Total                                                                $     25.8
-----------------------------------------------------------------------------------------------------------

As of June 30, 2003, unrealized losses on fixed maturities that were in an unrealized loss position for longer than a year amounted to $88.2. This compared with $152.5 as of March 31, 2003. These unrealized losses represent less than 1% of total portfolio value and are attributed to distressed credit markets experienced throughout 2002 and in the first half of 2003. It is our intent and ability to retain these securities for a period of time sufficient to allow for a recovery in value. We continue to monitor fixed maturities and equities in an unrealized loss position as part of our overall portfolio evaluation and if an unrealized loss were determined to be other than temporary, the impairment loss would be recognized in the Consolidated Statements of Income in the current period when that determination is made.

Safeco's consolidated investment portfolio included $337.7 of non-publicly traded fixed maturities and equity securities, representing 1.2% of the portfolio at June 30, 2003.

On a consolidated basis, below investment-grade securities with a fair value of $1.4 billion were held at June 30, 2003 compared with $1.1 billion at December 31, 2002. The related amortized cost for the below investment-grade securities at June 30, 2003 and December 31, 2002 was $1.3 billion and $1.2 billion, respectively.

The following table summarizes the length of time that below investment grade fixed maturities have been in a continual loss position as of June 30, 2003:

    Types of                                                                 Amount of Unrealized Loss at
   Securities       Length of Time in a Continual Unrealized Loss Position           June 30, 2003
-----------------------------------------------------------------------------------------------------------
Fixed Maturities    Less Than Six Months                                           $           7.0
                    6 Months But Less Than 12 Months                                           6.4
                    12 Months or Greater                                                      37.3
                                                                             ------------------------------
                    Total                                                          $          50.7
-----------------------------------------------------------------------------------------------------------


The quality of Property & Casualty's fixed maturities portfolio (at fair value) is detailed in the following table:

                                                                                          Percent at
RATING                                                                                   June 30, 2003
-----------------------------------------------------------------------------------------------------------
AAA                                                                                           41%
AA                                                                                            12
A                                                                                             25
BBB                                                                                           18
BB and Lower                                                                                   3
Not Rated                                                                                      1
                                                                                     ----------------------
Total                                                                                        100%
-----------------------------------------------------------------------------------------------------------

The quality of Life & Investments' fixed maturities (at fair value) portfolio is detailed in the following table:

                                                                                           Percent at
RATING                                                                                   June 30, 2003
-----------------------------------------------------------------------------------------------------------
AAA                                                                                           33%
AA                                                                                             4
A                                                                                             24
BBB                                                                                           32
BB and Lower                                                                                   6
Not Rated                                                                                      1
                                                                                     ----------------------
Total                                                                                        100%
-----------------------------------------------------------------------------------------------------------

Our consolidated fixed maturity and equity securities portfolio is well-diversified by issuer and by industry type. As of June 30, 2003, there were no single-issuer holdings exceeding 1% of our consolidated investment portfolio. Industry concentrations exceeding 3% of our consolidated investment portfolio are as follows at June 30, 2003:

                                                                                                   Percent at
INDUSTRY                                                                       Carrying Value     June 30, 2003
----------------------------------------------------------------------------------------------------------------
State and Political Subdivisions                                              $      2,899.4          10%
Electric Utilities                                                                   2,122.0           7
U.S. Government & Agencies                                                           1,867.2           7
Banks                                                                                1,703.3           6
Diversified Financial Services                                                       1,141.7           4
Mortgage-Backed Securities                                                           5,461.2          19
Other                                                                               11,611.8          41
                                                                     -------------------------------------------
Total Fixed Maturities and Equity Securities                                        26,806.6          94
Mortgage Loans                                                                         942.8           3
Other Invested Assets                                                                  184.9           1
Short-Term Investments                                                                 434.1           2
                                                                     -------------------------------------------

Total Consolidated Investment Portfolio                                       $    28,368.4         100%
-----------------------------------------------------------------------------------------------------------


The table below summarizes Safeco's consolidated holdings of mortgage-backed securities at June 30, 2003:

                                                                                      Carrying Value
                                                                  Cost or        --------------------------
JUNE 30, 2003                                                     Amortized Cost      Amount     Percent
-----------------------------------------------------------------------------------------------------------

Residential
Planned and Targeted Amortization Class and Sequential Pay CMOs   $   2,296.3     $  2,386.0       44%
Accrual Coupon (Z-Tranche) CMOs                                         466.4          516.1        9
Floating Rate CMOs                                                       82.1           88.1        2
Companion/Support, Principal Only, Interest Only CMOs                    14.2           14.7       --
Subordinates                                                             23.0           23.6       --
Residential Mortgage-Backed Pass-Throughs (Non-CMOs)                    405.9          423.1        8
                                                                -------------------------------------------
Total                                                                 3,287.9        3,451.6       63
                                                                -------------------------------------------
Securitized Commercial Real Estate
Government/Agency-Backed                                                414.4          447.7        8
CMOs and Pass-Throughs (Non-agency)                                   1,119.2        1,229.7       23
                                                                -------------------------------------------
Total                                                                 1,533.6        1,677.4       31
Other CMOs                                                              324.1          332.2        6
                                                                -------------------------------------------
Total                                                             $   5,145.6     $  5,461.2      100%
-----------------------------------------------------------------------------------------------------------

Safeco's consolidated investment holdings in mortgage-backed securities of $5.5 billion at fair value at June 30, 2003, consists mainly of residential collateralized mortgage obligations (CMOs), pass-throughs and commercial loan-backed mortgage obligations (CMBSs). Life & Investments portfolio holds 79.3% and Property & Casualty portfolio holds 20.7% of these securities. Ninety-two percent of the mortgage-backed securities are government/agency-backed or AAA rated at June 30, 2003. Safeco has intentionally limited its investment in riskier, more volatile CMOs and CMBSs (e.g., principal only, interest only, etc.) to $38.3 or 0.7% of total mortgage-backed securities at June 30, 2003.

Item 4 - Controls and Procedures


(a) Disclosure Controls and Procedures. We have evaluated the effectiveness of the design and operation of our "disclosure controls and procedures" as of the end of the period covered by this report. Safeco conducted this evaluation under the supervision and with the participation of management, including our Chief Executive Officer, Chief Financial Officer and our disclosure committee.

         (i) Definition of Disclosure Controls and Procedures. Disclosure controls and procedures are controls and other procedures that are designed with the objective of ensuring that information required to be disclosed in our periodic reports filed under the Exchange Act, such as this report, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. As defined by the SEC, such disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in such a manner as to allow timely disclosure decisions.

         (ii) Limitations on the Effectiveness of Disclosure Controls and Procedures and Internal Controls. Safeco recognizes that a system of disclosure controls and procedures (as well as a system of internal controls), no matter how well conceived and operated, can provide only reasonable assurance that it will meet its objectives. Even an effective control system has inherent limitations, including resource constraints, the possibility of intentional circumvention or overriding of controls, lapses in judgment and simple error or mistake.

         (iii) Conclusions with Respect to Our Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective, meaning that the controls and procedures provide reasonable assurance that the objectives described in paragraph (i) above are met.

(b) Changes in Internal Control Over Financial Reporting. There were no changes in internal control over financial reporting during the second quarter that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Safeco Corporation and Subsidiaries

-------------------------------------------------------------------------------

PART II - OTHER INFORMATION

-------------------------------------------------------------------------------


ITEM 1 - LEGAL PROCEEDINGS

Because of the nature of our businesses, Safeco's insurance and other subsidiaries are subject to legal actions filed or threatened in the ordinary course of our business operations, generally as liability insurers defending third-party claims brought against our insureds or as insurers defending policy coverage claims brought against them. Safeco does not believe that such litigation will have a material adverse effect on our financial condition, future operating results or liquidity.

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of Safeco was held May 7, 2003. Safeco shareholders elected five nominees to the Board of Directors. Kerry Killinger's term expires in 2005; the terms of the other nominees elected will expire in 2006. The results of the voting were as follows:

                                                  For          Withheld
               -------------------------------------------------------------
               Joshua Green, III               126,502,726       1,377,861
               Kerry Killinger                 126,315,251       1,565,336
               William G. Reed, Jr.             93,542,232      34,338,355
               Norman B. Rice                  125,665,458       2,215,129
               Judith M. Runstad                82,296,418      45,584,169
                -------------------------------------------------------------


There were no broker non-votes on this matter.

At the Annual Meeting, our shareholders defeated a proposal regarding indexing of executive stock options. The vote was 18,160,460 for, 93,795,205 against, 2,743,276 abstentions, and 13,451,646 broker non-votes.

ITEM 6 - (A)(3) - EXHIBITS

         31.1 Certification of Chief Executive Officer of Safeco Corporation, dated August 13, 2003, in accordance with Securities Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2 Certification of Chief Financial Officer of Safeco Corporation, dated August 13, 2003, in accordance with Securities Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1 Certification of Chief Executive Officer of Safeco Corporation, dated August 13, 2003, in accordance with 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         32.2 Certification of Chief Financial Officer of Safeco Corporation, dated August 13, 2003, in accordance with 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(B) - REPORTS ON FORM 8-K

         The registrant filed the following 8-K's during the quarter ended June 30, 2003 and for the period up to the filing date of this Form 10-Q.

         Filing dated          Under                 Filing related to:
         -------------------------------------------------------------------------------------------------
         April 28, 2003        Item 9 (Regulation    Earnings Release for quarter ended March 31, 2003.
                               FD Disclosure)

         May 12, 2003          Item 9 (Regulation    Resignation of Controller.
                               FD Disclosure)

         May 19, 2003          Item 5 (Other Events
                               and Regulation FD     Estimated losses stemming from Midwest and Southern
                               Disclosures)          Tornadoes.

         June 20, 2003         Item 5 (Other Events) Resignation of member of the Board of Directors.

         July 28, 2003         Item 9 (Regulation    Earnings release for quarter ended June 30, 2003.
                               FD Disclosure)
         -------------------------------------------------------------------------------------------------

Safeco Corporation and Subsidiaries

-------------------------------------------------------------------------------
Signatures
-------------------------------------------------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 13, 2003.


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