Form 10-Q
period 2003-09-30
SAFECO CORP
filed 2003-11-05
CIK 86104

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

--------------------------------------------------------------------------------


                                    FORM 10-Q

--------------------------------------------------------------------------------


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934 for the Quarterly Period Ended September 30, 2003

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
              Act of 1934 for the Transition Period _____ to _____.


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

YES [X]. NO [ ].

        138,562,607 shares of common stock of Safeco Corporation, no par value, were outstanding at October 31, 2003.

Safeco Corporation and Subsidiaries

-------------------------------------------------------------------------------
CONTENTS
-------------------------------------------------------------------------------


   Item       Description                                                                          Page
------------------------------------------------------------------------------------------------------------------------------------


Part I        Financial Information

   1          Financial Statements

              Consolidated Statements of Income (Loss)
                  for the three and nine months ended September 30, 2003 and 2002                      3

              Consolidated Balance Sheets
                  September 30, 2003 and December 31, 2002                                             4

              Consolidated Statements of Cash Flows
                  for the nine months ended September 30, 2003 and 2002                                6

              Consolidated Statements of Shareholders' Equity
                  for the nine months ended September 30, 2003 and 2002                                8

              Consolidated Statements of Comprehensive Income (Loss)
                  for the three and nine months ended September 30, 2003 and 2002                      8

              Condensed Notes to Consolidated Financial Statements                                     9

   2          Management's Discussion and Analysis of Financial Condition                             21
                  and Results of Operations

   4        Controls and Procedures                                                                   45



Part II       Other Information

   1          Legal Proceedings                                                                       46

   6          Exhibits and Reports on Form 8-K                                                        46


Signatures                                                                                            48

Safeco Corporation and Subsidiaries

ITEM 1 - FINANCIAL STATEMENTS PART I - FINANCIAL INFORMATION
--------------------------------------------------------------------------------
Consolidated Statements of Income (Loss) (Unaudited)
--------------------------------------------------------------------------------




                                                       Three Months Ended          Nine Months Ended
                                                          September 30                September 30
------------------------------------------------------------------------------------------------------------
(In Millions, Except Per Share Amounts)                     2003         2002          2003          2002
                                                    --------------------------------------------------------

REVENUES
Property & Casualty Earned Premiums                    $1,250.4      $ 1,135.2    $3,615.3      $ 3,356.7

Life & Investments Premiums and Other Revenues            212.6          223.3       657.6          554.5
Net Investment Income                                     409.8          420.4     1,255.4        1,247.9
Net Realized Investment Gains (Losses)                    (95.5)          12.5      (123.1)         138.5
Other                                                       2.7            3.2         8.1            7.9
                                                    --------------------------------------------------------
Total                                                   1,780.0        1,794.6     5,413.3        5,305.5
                                                    --------------------------------------------------------

EXPENSES
Losses, Loss Adjustment Expenses and Policy Benefits    1,347.0        1,171.8     3,667.1        3,512.8
Other Underwriting and Operating Expenses                 252.9          255.5       775.2          697.1
Amortization of Deferred Policy Acquisition Costs         224.2          220.1       663.1          642.0
Interest Expense (including $17.3 Distributions on
    Capital Securities in 2003)                            29.9           17.9        60.2           50.3
Intangibles Amortization                                    4.0            4.2        11.9           12.3
Restructuring Charges                                      --              3.0        --             15.1
                                                    --------------------------------------------------------
Total                                                   1,858.0        1,672.5     5,177.5        4,929.6
                                                    --------------------------------------------------------

Income (Loss) Before Income Taxes                         (78.0)         122.1       235.8          375.9
Provision (Benefit) for Income Taxes                      (49.1)          35.6        40.4           98.2
Distributions on Capital Securities, Net of Taxes          --            (11.3)      (22.4)         (33.7)
                                                    --------------------------------------------------------
Net Income (Loss)                                      $  (28.9)     $    75.2    $  173.0      $   244.0
------------------------------------------------------------------------------------------------------------
Net Income (Loss) Per Share of Common Stock:
    Diluted                                            $   (0.21)    $     0.59   $    1.25     $     1.91
    Basic                                              $   (0.21)    $     0.59   $    1.25     $     1.91
------------------------------------------------------------------------------------------------------------
Dividends Declared                                     $    0.185    $     0.185  $    0.555    $     0.555
------------------------------------------------------------------------------------------------------------

Average Number of Shares Outstanding During the
Period:
    Diluted                                               138.5          128.1       138.9          128.1
    Basic                                                 138.5          127.8       138.4          127.8
------------------------------------------------------------------------------------------------------------

See condensed notes to consolidated financial statements.

Safeco Corporation and Subsidiaries

-------------------------------------------------------------------------------
Consolidated Balance Sheets
-------------------------------------------------------------------------------



                                                                              September 30   December 31
                                                                                      2003          2002
-----------------------------------------------------------------------------------------------------------
(In Millions)                                                                   (Unaudited)    (Audited)


ASSETS
Investments
    Available-for-Sale Securities:
      Fixed Maturities, at Fair Value (Cost or amortized cost: $23,544.2;
        $22,646.1)                                                                $ 25,733.5   $ 24,278.0
      Marketable Equity Securities, at Fair Value (Cost: $760.2; $777.2)             1,167.1      1,082.5
    Mortgage Loans                                                                     937.9        925.9
    Other Invested Assets                                                              159.0        173.8
    Short-Term Investments                                                             449.2        311.0
                                                                               ----------------------------
Total Investments                                                                   28,446.7     26,771.2
                                                                               ----------------------------
Cash and Cash Equivalents                                                              267.4        188.5
Accrued Investment Income                                                              358.8        336.3
Premiums and Service Fees Receivable                                                 1,100.0      1,047.1
Other Notes and Accounts Receivable                                                    161.3        162.3
Current Income Taxes Recoverable                                                        36.7         26.2
Deferred Income Taxes                                                                   --          124.6
Reinsurance Recoverables                                                               575.2        578.8
Deferred Policy Acquisition Costs                                                      654.0        626.3
Land, Buildings and Equipment for Company Use
    (At cost less accumulated depreciation: $329.7; $319.7)                            453.2        488.7
Intangibles and Goodwill                                                               186.1        190.0
Other Assets                                                                           278.0        259.8
Securities Lending Collateral                                                        2,286.6      2,957.0
Separate Account Assets                                                              1,035.1        899.2
                                                                               ----------------------------
Total Assets                                                                      $ 35,839.1   $ 34,656.0
-----------------------------------------------------------------------------------------------------------
See condensed notes to consolidated financial statements.




Safeco Corporation and Subsidiaries


-------------------------------------------------------------------------------
Consolidated Balance Sheets
-------------------------------------------------------------------------------


-----------------------------------------------------------------------------------------------------------------------------------

                                                                              September 30   December 31
                                                                                      2003          2002
-----------------------------------------------------------------------------------------------------------
(In Millions)                                                                  (Unaudited)     (Audited)

LIABILITIES AND SHAREHOLDERS' EQUITY
Property & Casualty Loss and Loss Adjustment Expense Reserves                    $  5,096.6    $  4,998.5
Accident and Health Reserves                                                          148.1         170.0
Life Policy Liabilities                                                               330.8         339.9
Unearned Premiums                                                                   2,075.5       1,847.5
Funds Held Under Deposit Contracts                                                 16,422.0      15,655.4
Debt (including $850.0 of Capital Securities at September 30, 2003)                 1,952.7       1,123.8
Deferred Income Taxes                                                                  98.0          --
Other Liabilities                                                                   1,460.3       1,389.3
Securities Lending Payable                                                          2,286.6       2,957.0
Separate Account Liabilities                                                        1,035.1         899.2
                                                                              -----------------------------
Total Liabilities                                                                  30,905.7      29,380.6
                                                                              -----------------------------
Commitments and Contingencies                                                          --            --

Corporation-Obligated, Mandatorily Redeemable Capital Securities of
    Subsidiary Trust Holding Solely Junior Subordinated Debentures of the
    Corporation (Capital Securities)                                                   --           843.8
                                                                              -----------------------------
Preferred Stock, No Par value
    Shares Authorized: 10
    Shares Issued and Outstanding: None                                                --            --
Common Stock, No Par Value
    Shares Authorized: 300
    Shares Reserved for Options: 11.7, 12.0
    Shares Issued and Outstanding: 138.5; 138.2                                     1,185.8       1,178.1
Retained Earnings                                                                   2,168.1       2,072.2
Accumulated Other Comprehensive Income, Net of Taxes:
    Unrealized Gains and Losses on Available-for-Sale Securities and                1,652.3       1,241.2
       Derivative Financial Instruments
    Unrealized Foreign Currency Translation Adjustments                               (14.6)        (15.7)
    Deferred Policy Acquisition Costs Valuation Allowance                             (49.4)        (35.4)
    Minimum Pension Liability Adjustment                                               (8.8)         (8.8)
                                                                              -----------------------------
Total Accumulated Other Comprehensive Income                                        1,579.5       1,181.3
                                                                              -----------------------------
Total Shareholders' Equity                                                          4,933.4       4,431.6
                                                                              -----------------------------
Total Liabilities and Shareholders' Equity                                       $ 35,839.1    $ 34,656.0
-----------------------------------------------------------------------------------------------------------
See condensed notes to consolidated financial statements.


Safeco Corporation and Subsidiaries


-------------------------------------------------------------------------------
Consolidated Statements of Cash Flows (Unaudited)
-------------------------------------------------------------------------------


                                                                                   Nine Months Ended
                                                                                      September 30
------------------------------------------------------------------------------------------------------------
(In Millions)                                                                          2003          2002
                                                                               -----------------------------

OPERATING ACTIVITIES
Insurance Premiums Received                                                       $  4,230.4    $  3,679.6
Dividends and Interest Received                                                      1,186.0       1,152.3
Other Operating Receipts                                                               164.1         148.8
Insurance Claims and Policy Benefits Paid                                           (2,901.6)     (2,857.5)
Underwriting, Acquisition and Insurance Operating Costs Paid                        (1,487.6)     (1,339.1)
Interest Paid and Distributions on Capital Securities                                 (125.9)       (120.3)
Income Taxes Paid                                                                      (34.1)        (74.9)
                                                                               -----------------------------
Net Cash Provided by Operating Activities                                            1,031.3         588.9
                                                                               -----------------------------
INVESTING ACTIVITIES
Purchases of
    Fixed Maturities Available-for-Sale                                             (4,962.4)     (4,798.3)
    Equity Securities Available-for-Sale                                              (153.2)       (246.9)
    Other Invested Assets                                                               (9.1)       (105.1)
Issuance of Mortgage Loans                                                             (88.5)        (64.2)
Issuance of Policy Loans                                                               (17.3)        (18.5)
Maturities of Fixed Maturities Available-for-Sale                                    2,381.3       1,236.9
Sales of
    Fixed Maturities Available-for-Sale                                              1,672.4       2,289.4
    Equity Securities Available-for-Sale                                               181.6         537.5
    Other Invested Assets                                                                6.3          24.7
Repayment of Mortgage Loans                                                             83.1          69.3
Repayment of Policy Loans                                                               17.9          19.7
Net (Increase) Decrease in Short-Term Investments                                     (138.2)        161.9
Other, Net                                                                               1.0          30.5
                                                                               -----------------------------
Net Cash Used in Investing Activities                                               (1,025.1)       (863.1)
                                                                               -----------------------------
FINANCING ACTIVITIES
Funds Received Under Deposit Contracts                                                 987.5       1,010.1
Return of Funds Held Under Deposit Contracts                                          (824.3)       (778.8)
Proceeds from Notes                                                                    495.9         371.8
Repayment of Notes                                                                    (515.9)        (46.2)
Net Repayment of Commercial Paper                                                       --          (299.0)
Common Stock Reacquired                                                                 --            (7.5)
Dividends Paid to Shareholders                                                         (76.8)        (70.9)
Other, Net                                                                               6.3           6.7
                                                                               -----------------------------
Net Cash Provided by Financing Activities                                               72.7         186.2
                                                                               -----------------------------
Net Increase (Decrease) in Cash and Cash Equivalents                                    78.9         (88.0)

Cash and Cash Equivalents, Beginning of Period                                         188.5         269.3
                                                                               -----------------------------
Cash and Cash Equivalents, End of Period                                          $    267.4    $    181.3
------------------------------------------------------------------------------------------------------------
See condensed notes to consolidated financial statements.

Safeco Corporation and Subsidiaries



-------------------------------------------------------------------------------------
Consolidated Statements of Cash Flows --
Reconciliation of Net Income to Net Cash Provided by Operating Activities (Unaudited)
-------------------------------------------------------------------------------------




                                                                                   Nine Months Ended
                                                                                     September 30
-----------------------------------------------------------------------------------------------------------
(In Millions)                                                                         2003          2002
                                                                               ----------------------------

Net Income                                                                        $    173.0   $    244.0
                                                                               ----------------------------

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED
    BY OPERATING ACTIVITIES
    Net Realized Investment (Gains) Losses                                             123.1       (138.5)
    Amortization of Fixed Maturity Investments                                          (9.8)       (39.5)
    Amortization and Depreciation                                                       50.3         64.7
    Deferred Income Tax Provision                                                        3.2         16.0
    Interest Expense on Deposit Contracts                                              618.1        566.6
    Other, Net                                                                           0.5          6.0
Changes in
    Accrued Interest on Accrual Bonds                                                  (34.1)       (33.5)
    Accrued Investment Income                                                          (22.5)       (26.4)
    Deferred Policy Acquisition Costs                                                  (27.7)       (37.4)
    Property & Casualty Loss and Loss Adjustment Expense Reserves                       98.1          8.7
    Accident and Health Reserves                                                       (21.9)        (1.7)
    Life Policy Liabilities                                                             (9.1)        12.8
    Unearned Premiums                                                                  228.0        101.4
    Current Income Taxes Recoverable                                                   (10.5)       (53.9)
    Other Assets and Liabilities                                                      (127.4)      (100.4)
                                                                               ----------------------------
Total Adjustments                                                                      858.3        344.9
                                                                               ----------------------------
Net Cash Provided by Operating Activities                                         $  1,031.3   $    588.9
-----------------------------------------------------------------------------------------------------------
There were no significant non-cash financing or investing activities for the nine months ended September 30, 2003 and 2002.

See condensed notes to consolidated financial statements.





Safeco Corporation and Subsidiaries


-------------------------------------------------------------------------------
Consolidated Statements of Shareholders' Equity (Unaudited)
-------------------------------------------------------------------------------


                                                                                  Nine Months Ended
                                                                                     September 30
-----------------------------------------------------------------------------------------------------------
(In Millions)                                                                         2003          2002
                                                                              -----------------------------

COMMON STOCK
Balance at Beginning of Period                                                    $  1,178.1   $    841.9
Stock Issued for Options and Rights                                                      7.7          6.7
Common Stock Reacquired                                                                 --           (1.0)
                                                                               ----------------------------
Balance at End of Period                                                             1,185.8        847.6
                                                                               ----------------------------
RETAINED EARNINGS
Balance at Beginning of Period                                                       2,072.2      1,875.9
Net Income                                                                             173.0        244.0
Amortization of Underwriting Compensation on Capital Securities                         (0.2)        (0.3)
Dividends Declared                                                                     (76.9)       (70.9)
Common Stock Reacquired                                                                 --           (6.0)
                                                                               ----------------------------
Balance at End of Period                                                             2,168.1      2,042.7
                                                                               ----------------------------

ACCUMULATED OTHER COMPREHENSIVE INCOME, NET OF TAXES
Balance at Beginning of Period                                                       1,181.3        916.8
Other Comprehensive Income                                                             398.2        251.1
                                                                               ----------------------------
Balance at End of Period                                                             1,579.5      1,167.9
                                                                               ----------------------------
Shareholders' Equity                                                              $  4,933.4   $  4,058.2
-----------------------------------------------------------------------------------------------------------


-------------------------------------------------------------------------------
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
-------------------------------------------------------------------------------


                                                   Three Months Ended            Nine Months Ended
                                                      September 30                  September 30
-----------------------------------------------------------------------------------------------------------
(In Millions)                                          2003           2002           2003           2002
                                              -------------------------------------------------------------

Net Income (Loss)                                $      (28.9)  $      75.2    $     173.0    $      244.0
                                              -------------------------------------------------------------
Other Comprehensive Income, Net of Taxes:
    Change in Unrealized Gains and Losses on
      Available-for-Sale Securities                    (230.6)        327.2          339.5           349.7

    Reclassification Adjustment for Net
      Realized Investment (Gains) Losses
      Included in Net Income (Loss)                      62.5          (7.8)          80.2           (89.9)

    Derivatives Qualifying as Hedges -
      Net Change in Fair Value                           (4.4)          7.2           (8.6)           11.1
    Adjustment for Deferred Policy Acquisition
      Costs                                               7.3         (10.9)         (14.0)          (15.4)

    Foreign Currency Translation Adjustments             (4.1)         (1.2)           1.1            (4.4)
                                              -------------------------------------------------------------
Other Comprehensive Income (Loss)                      (169.3)        314.5          398.2           251.1
                                              -------------------------------------------------------------
Comprehensive Income (Loss)                      $     (198.2)  $     389.7    $     571.2    $      495.1
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

On September 29, 2003, we announced our intent to sell our Life & Investments business. As of September 30, 2003, we have not met all of the "held-for-sale" criteria under Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards 144, "Accounting for the Impairment & Disposal of Long-lived Assets" (SFAS 144) and therefore we have not presented Life & Investments as a discontinued operation in these unaudited financial statements.

Basis of Consolidation and Reporting and Use of Estimates

These unaudited consolidated financial statements and condensed notes have been prepared in conformity with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instructions to Form 10-Q. Certain financial information, which is required in the annual financial statements prepared in conformity with GAAP, may not be required for interim financial reporting purposes and has been condensed or omitted. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation of results for the interim periods have been included. Operating results for the nine month period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

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

The computation of net income per share is presented below, based upon weighted-average basic and diluted shares outstanding:


                                                      Three Months Ended          Nine Months Ended
                                                         September 30               September 30
-----------------------------------------------------------------------------------------------------------
(In Millions, Except Per Share Amounts)                   2003          2002          2003         2002
                                                  ---------------------------------------------------------

Net Income (Loss)                                   $    (28.9)    $    75.2     $   173.0     $   244.0

Average Number of Common Shares Outstanding              138.5         127.8         138.4         127.8
                                                  ---------------------------------------------------------
Basic Net Income (Loss) Per Share                   $     (0.21)   $     0.59    $     1.25    $     1.91
                                                  ---------------------------------------------------------
Net Income (Loss)                                   $    (28.9)    $    75.2     $   173.0     $   244.0
Average Number of Common Shares Outstanding              138.5         127.8         138.4         127.8
Additional Common Shares Assumed Issued Under
    Treasury Stock Method                                 --             0.3           0.5           0.3
                                                  ---------------------------------------------------------
Average Number of Common Shares Outstanding -
    Diluted                                              138.5         128.1         138.9         128.1
                                                  ---------------------------------------------------------
Diluted Net Income (Loss) Per Share                 $     (0.21)   $     0.59    $     1.25    $     1.91
-----------------------------------------------------------------------------------------------------------


Due to the net loss in the third quarter of 2003, we used basic weighted-average shares outstanding to calculate diluted net income (loss) per share of common stock. Using diluted weighted-average shares outstanding would have resulted in a lower net loss per share of common stock.

Stock Compensation Expense

Prior to 2003, Safeco applied Accounting Principles Board (APB) Opinion 25 in accounting for its stock options, as allowed under SFAS 123, as amended. Under APB 25, no compensation expense related to options was recognized because the exercise price of Safeco's employee stock options equaled the fair market value of the underlying stock on the date of grant.

In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," amending SFAS 123, to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation under SFAS 123. Effective January 1, 2003, Safeco adopted the fair value method for accounting for stock options as defined in SFAS 123, using the prospective basis transition method provided for under SFAS 148. Under the prospective basis transition method, Safeco will recognize stock-based compensation expense for options granted, modified or settled after January 1, 2003. Safeco typically grants options to employees in the second quarter. Stock-based compensation expense was $2.2 and $3.6 after tax for the three and nine months ended September 30, 2003, respectively.

The following table illustrates the pro forma effect on net income and net income per share as if the fair value method had been applied to all outstanding and unvested awards in each period.

                                                       Three Months Ended          Nine Months Ended
                                                          September 30               September 30
----------------------------------------------------------------------------------------------------------
(In Millions, Except Per Share Amounts)                   2003          2002         2003          2002
                                                  --------------------------------------------------------
Net Income (Loss), as Reported                      $    (28.9)    $     75.2    $   173.0    $    244.0
Add: Stock-based Compensation Expense
    Included in Reported Net Income (Loss), After
      tax                                                  2.2           --            3.6          --
Deduct: Total Stock-based Compensation
    Expense Determined Under Fair Value Based
    Method for All Awards, Net of Related Tax
      Effects                                             (4.1)          (4.8)        (9.4)         (9.2)
                                                  --------------------------------------------------------
Pro Forma Net Income (Loss)                         $    (30.8)    $     70.4    $   167.2    $    234.8
                                                  --------------------------------------------------------
Net Income (Loss) Per Share
    Basic - as Reported                             $     (0.21)   $      0.59   $     1.25   $      1.91
    Basic - Pro Forma                                     (0.22)          0.55         1.21          1.84

    Diluted -  as Reported                          $     (0.21)   $      0.59   $     1.25   $      1.91
    Diluted -  Pro Forma                                  (0.22)          0.55         1.20          1.83
----------------------------------------------------------------------------------------------------------


New Accounting Standards

SFAS 150, "Accounting for Financial Instruments with Characteristics of Liabilities, Equity or Both"

SFAS 150 was issued in May 2003 and is effective for all financial instruments created or modified after May 31, 2003, or otherwise effective July 1, 2003. This statement establishes standards for how we classify and measure our Corporation-Obligated, Mandatorily Redeemable Capital Securities of Subsidiary Trust Holding Solely Junior Subordinated Debentures of the Corporation (Capital Securities). In accordance with SFAS 150 we reclassified our Capital Securities to debt on the September 30, 2003 Consolidated Balance Sheet. SFAS 150 does not allow prior periods to be restated to reflect our current presentation. Deferred issuance costs, previously netted against the balance of the capital securities, were reclassified to other assets on the September 30, 2003 Consolidated Balance Sheet and are amortized into interest expense. Effective July 1, 2003, amounts paid or accrued on the Capital Securities are reported pretax with interest expense on the Consolidated Statements of Income (Loss). Prior to July 1, 2003 these amounts were reported after tax as Distributions on Capital Securities.

FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others"


FASB Interpretation 45 (FIN 45) was issued in November 2002. FIN 45 elaborates on the disclosures required to be made by a guarantor in its financial statements and clarifies that a guarantor is required to recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee. The recognition provisions are effective prospectively for guarantees issued or modified after December 15, 2002. The disclosure requirements are effective for periods ending after December 15, 2002. We do not have any guarantees subject to the recognition provisions of FIN 45. In accordance with the disclosure provisions under FIN 45, the following guarantees were in effect at September 30, 2003:


o In April 2003, Safeco Corporation issued a letter of credit to Citibank on behalf of Safeco UK, Ltd. (Safeco UK), a wholly-owned subsidiary. Safeco UK conducted our London operations which were put into runoff in the third quarter of 2002. The letter of credit guarantees payment of Safeco UK's share of potential losses up to $19.6, arising from prior participation in a Lloyds' of London reinsurance syndicate. Prior to April 2003, this guarantee was provided by Safeco Insurance Company of America (SICA), a wholly-owned subsidiary of Safeco Corporation.

o In June 2000, Safeco Life Insurance Company (Safeco Life), a wholly-owned subsidiary, issued a guarantee to General America Corporation (GAC), a wholly-owned subsidiary. Under the guarantee, Safeco Life guarantees repayment of a loan made by GAC to Investar Holdings (Investar), an insurance agency. The loan was made in June 2000 and matures in June 2017. The principal balance of $18.4 is included with Other Notes and Accounts Receivable on the Consolidated Balance Sheets.

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

o Safeco Corporation issued guarantees to the counterparties of the International Swaps and Derivatives Association (ISDA) Master Agreements entered into by Safeco Financial Products, Inc. (SFP), a wholly-owned subsidiary. SFP was organized in 2000 to write S&P 500 index options to mitigate the risk associated with Life & Investments' Equity Indexed Annuity product. SFP also engages in limited activity for its own account by selling single-name credit default swaps, writing and hedging S&P 500 Index options and investing in and hedging convertible bonds. Safeco Corporation guarantees the payment of any obligation owed by SFP to the counterparties under the terms of the ISDA Master Agreements. This obligation totaled $30.8 at September 30, 2003, representing SFP's derivative liability position net of posted collateral.

FIN 46, "Consolidation of Variable Interest Entities"

FIN 46, "Consolidation of Variable Interest Entities," was issued in January 2003. FIN 46 requires existing unconsolidated variable interest entities (VIEs) to be consolidated by their primary beneficiary if such entities do not effectively disperse risks among parties involved. The interpretation explains criteria to identify VIEs and how to assess interest in a VIE in order to determine whether to consolidate a particular entity. FIN 46 is effective immediately for variable interests created or obtained after January 31, 2003, and in the first period ending after December 15, 2003 for variable interests acquired before February 1, 2003.

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

In June 2000, we extended a loan to Investar, whose equity at risk was not sufficient to finance its activities and is therefore considered a VIE under FIN
46. The loan is secured by the assets of Investar and personally guaranteed by its equity holders. Based on our analysis of Investar's expected losses and expected residual returns, we are not the primary beneficiary. Our potential exposure to losses due to our interest in Investar is limited to our senior debt holding, which was $18.4 as of September 30, 2003, excluding the value of our rights to the assets of the agency and guarantees provided by the equity holders.

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

NOTE 2 - DERIVATIVE FINANCIAL INSTRUMENTS

See Note 3 of Safeco's 2002 Annual Report on Form 10-K for a discussion of Safeco's use of derivative financial instruments.

Fair Value Hedges

Safeco uses interest rate swaps to offset the change in value of certain fixed rate assets and liabilities. In calculating the effective portion of the fair value hedge, the changes in the fair value of the hedge and the hedged item are recognized in net realized investment gains and losses in the Consolidated Statements of Income (Loss). There was no fair value hedge ineffectiveness for the three and nine months ended September 30, 2003 or the three months ended September 30, 2002. Fair value hedge ineffectiveness for the nine months ended September 30, 2002 resulted in a $0.9 net realized investment gain.

Cash Flow Hedges

Safeco also uses interest rate swaps to hedge the variability of future cash flows arising from changes in interest rates associated with certain variable rate assets and forecasted transactions. The changes in the fair value of the hedge are recognized in the Consolidated Statements of Comprehensive Income
(Loss). Differences between the changes in the fair value of the hedge and the hedged item represent hedge ineffectiveness and are recognized as interest expense in the Consolidated Statements of Income (Loss). There was no cash flow hedge ineffectiveness for the three and nine months ended September 30, 2003, or the three months ended September 30, 2002. Cash flow ineffectiveness resulted in a decrease of $0.5 to interest expense for the nine months ended September 30, 2002.

At September 30, 2003 the maximum length of time over which Safeco was hedging its exposure to future cash flows for forecasted transactions was approximately 33 months.

Amounts related to derivatives qualifying as cash flow hedges are recorded in Accumulated Other Comprehensive Income (AOCI) and recognized in earnings contemporaneously with the effect of the hedged item. SFAS 133 requires amounts recorded in AOCI that relate to forecasted transactions that are no longer probable of occurring within a specified time period to be recognized in earnings immediately. For the nine months ended September 30, 2003, $15.2 was reclassified from AOCI on the Consolidated Balance Sheets to Net Realized Investment Gains (Losses) on the Consolidated Statements of Income (Loss), related to interest rate hedges on forecasted transactions not probable of occurring. No such amounts were reclassified from AOCI into earnings during the three months ended September 30, 2003 or the three and nine months ended September 30, 2002. At September 30, 2003, we deferred $18.7 in AOCI related to forecasted transactions that are reasonably possible of occurring. Amounts deferred in AOCI will be reclassified into earnings at the sooner of the determination that the forecasted transaction is not probable of occurring or the forecasted transaction occurs. No such amounts were deferred in AOCI at September 30, 2002 or December 31, 2002.

NOTE 3 - DEBT

The total amount, current portions and maturities of debt and capital securities at September 30, 2003 and December 31, 2002 are as follows:


                                            September 30, 2003              December 31, 2002
------------------------------------------------------------------------------------------------------
                                          Total   Current   Long-Term    Total   Current    Long-Term
                                      ----------------------------------------------------------------
7.875% Medium-Term Notes Due 2003     $     --    $   --   $   --      $  303.5   $  303.5 $   --
7.875% Notes Due 2005                       --        --       --         200.0      200.0     --
6.875% Notes Due 2007                      195.8      --      195.8       200.0       --      200.0
4.200% Senior Notes Due 2008               200.0      --      200.0        --         --       --
4.875% Senior Notes Due 2010               300.0      --      300.0        --         --       --
7.250% Senior Notes Due 2012               387.7      --      387.7       390.6       --      390.6
8.072% Capital Securities Due 2037         850.0      --      850.0        --         --       --
Other Notes and Loans Payable Due
    Through 2008                            19.2       4.3     14.9        29.7      12.3      17.4
                                      ----------------------------------------------------------------
Total Debt                               1,952.7       4.3  1,948.4     1,123.8      515.8    608.0
8.072% Capital Securities Due 2037          --        --       --         843.8       --      843.8
                                      ----------------------------------------------------------------
Total Debt and Capital Securities     $  1,952.7  $    4.3 $1,948.4    $1,967.6   $  515.8 $1,451.8
------------------------------------------------------------------------------------------------------

SFAS 150 was issued in May 2003 and is effective for all financial instruments created or modified after May 31, 2003, or otherwise effective July 1, 2003. This statement establishes standards for how we classify and measure our Capital Securities. In accordance with SFAS 150 we reclassified Capital Securities to debt on the September 30, 2003 Consolidated Balance Sheet. SFAS 150 does not allow prior periods to be restated to reflect our current presentation. Deferred issuance costs, previously netted against the balance of the capital securities, were reclassified to other assets on the September 30, 2003 Consolidated Balance Sheet.

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

Safeco maintains a bank credit facility with $500.0 available through September 2005. Safeco pays a fee to have the facility available and does not maintain deposits as compensating balances. The facility carries certain covenants that require Safeco to maintain a specified minimum level of shareholders' equity and a maximum debt-to-capitalization ratio. There were no borrowings under the facility as of September 30, 2003 and December 31, 2002, and Safeco was in compliance with all covenants.

NOTE 4 - RESTRUCTURING CHARGES


On September 29, 2003, Safeco announced that it would eliminate at least 500 positions by the end of 2004. Positions will be eliminated primarily in our corporate departments. We expect to record a restructuring charge of approximately $10.0 after tax in the fourth quarter of this year.


In July 2001, Safeco announced that it would eliminate approximately 1,200 jobs by the end of 2003. Since the beginning of 2001 through the end of 2002, Safeco's total employment decreased by approximately 1,200, excluding the reduction due to the sale of Safeco Credit and the increase associated with the acquisition of Swiss Re's stop-loss medical business. Positions eliminated were in the corporate headquarters and regional Property & Casualty operations, and these actions were completed in 2002. Total restructuring charges and period costs associated with this restructuring were $66.1. For the three and nine months ended September 30, 2002, period costs associated with the restructuring totaled $3.0 and $15.1, respectively. These period costs included stay bonuses, employee transfer costs, recruiting and training expenses, related consulting fees and certain office closure costs.

NOTE 5 - COMPREHENSIVE INCOME

Comprehensive income is defined as all changes in shareholders' equity, except those arising from transactions with shareholders. Comprehensive income includes net income and other comprehensive income, which for Safeco consists of changes in net unrealized gains or losses on available-for-sale securities, net unrealized gains or losses on derivatives, deferred policy acquisition costs valuation allowance, foreign currency translation adjustments, minimum pension liability and the deferred taxes applicable to these items.

The components of other comprehensive income or loss were as follows:


NINE MONTHS ENDED SEPTEMBER 30                           2003                            2002
-------------------------------------------------------------------------------------------------------------
                                               Pretax    Tax      After tax    Pretax    Tax      After tax
                                           ------------------------------------------------------------------

Change in Unrealized Gains and Losses of

    Available-for-Sale Securities            $  522.6   $ (183.1) $   339.5  $   538.1  $ (188.4)  $  349.7
Reclassification adjustment for
    Net Realized Investment (Gains) Losses
    included in Net Income (Loss)               123.1      (42.9)      80.2     (138.4)     48.5      (89.9)

Derivatives Qualifying as Cash Flow Hedges-
    Net Changes in Fair Value                   (13.3)       4.7       (8.6)      17.1      (6.0)      11.1

Deferred Policy Acquisition Costs
    Valuation Allowance                         (21.5)       7.5      (14.0)     (23.7)      8.3      (15.4)

Foreign Currency Translation Adjustments          1.7       (0.6)       1.1       (6.7)      2.3       (4.4)
                                           ------------------------------------------------------------------
Other Comprehensive Income                   $  612.6   $ (214.4) $   398.2  $   386.4  $ (135.3)  $  251.1
-------------------------------------------------------------------------------------------------------------


NOTE 6 - PROPERTY & CASUALTY LOSS RESERVES


During the third quarter, we strengthened loss and allocated loss adjustment expense (LAE) reserves for losses occurring in prior years by $180.0 in the third quarter of 2003. Of the $180.0, $130.0 was recorded in SBI Runoff, $48.0 in SBI Regular and $2.0 in SBI Special Accounts Facility. These reserve increases reflect the impact of rising medical costs and longer payout periods. In connection with this reserve strengthening, we also increased unallocated LAE reserves by $25.0 for the costs of servicing the increasingly long payout period of our workers compensation claims. Of the $25.0 increase, $14.9 was recorded in SBI Runoff, $9.6 in SBI Regular and $0.5 in SBI Special Accounts Facility.


NOTE 7 - SEGMENT INFORMATION

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

The Specialty segment provides coverages for earthquake, dwelling fire, inland marine, motorcycles and boat insurance for individuals.

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

SBI Runoff includes results for the larger commercial business accounts and 15 specialty programs that Safeco has been exiting since late 2001.

Surety

Surety provides an insured with a third party guarantee of a statutory or contractual obligation of the insured. Safeco offers surety bonds primarily for construction, performance and for legal matters such as appeals, probate and bankruptcies.

Property & Casualty Other

P&C Other includes discontinued assumed reinsurance business, non-voluntary property and casualty business for personal lines, results from Safeco's Lloyds' of London operations that are in runoff and certain other discontinued product lines.

Life & Investments

On September 29, 2003, we announced our intent to sell our Life & Investments business. As of September 30, 2003, we have not met all of the "held-for-sale" criteria under SFAS 144, "Accounting for the Impairment & Disposal of Long-lived Assets" and therefore we have not presented Life & Investments as a discontinued operation in these unaudited financial statements.

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

L&I Other is comprised mainly of investment income resulting from the investment of capital and accumulated earnings of the operating lines of business. L&I Other also includes the results of a wholly-owned subsidiary, Talbot Financial Corporation (Talbot), an insurance agency and financial services organization.

Corporate

In addition to these operating segments, certain activities are reported in the Corporate segment and not allocated to individual segments. The Corporate segment includes operating results for the parent company, which primarily includes interest expense for Safeco's debt; SFP; Safeco Properties, Inc., which owns real estate held for sale; net investment income; and intercompany eliminations.

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


REVENUES

                                                            Three Months Ended      Nine Months Ended
                                                               September 30            September 30
----------------------------------------------------------------------------------------------------------
                                                               2003        2002        2003        2002
                                                         -------------------------------------------------

PROPERTY & CASUALTY
Safeco Personal Insurance (SPI)
    Personal Auto                                          $   581.3   $   497.4   $ 1,662.7    $1,424.1
    Homeowners                                                 191.5       192.7       573.1       565.3
    Specialty                                                   50.9        51.1       151.2       152.3
                                                         -------------------------------------------------
       Total SPI                                               823.7       741.2     2,387.0     2,141.7
                                                         -------------------------------------------------
Safeco Business Insurance (SBI)
    Regular                                                    275.4       255.4       813.5       751.8
    Special Accounts Facility                                  100.6        75.2       281.7       186.8
    Runoff                                                       2.2        24.2         0.3       162.8
                                                         -------------------------------------------------
       Total SBI                                               378.2       354.8     1,095.5     1,101.4
                                                         -------------------------------------------------
Surety                                                          40.0        32.7       110.6        93.6
P&C Other                                                        8.5         6.5        22.2        20.0
                                                         -------------------------------------------------
Total Property & Casualty Earned Premiums                    1,250.4     1,135.2     3,615.3     3,356.7
Net Investment Income                                          113.7       114.5       343.0       345.0
                                                         -------------------------------------------------
Total Property & Casualty Revenues
    (excluding Net Realized Investment Gains (Losses))       1,364.1     1,249.7     3,958.3     3,701.7
                                                         -------------------------------------------------

LIFE & INVESTMENTS
Group                                                          133.9       149.3       420.7       327.6
Income Annuities                                               121.7       134.0       383.9       392.6
Retirement Services                                             96.6        96.3       289.1       284.1
Individual                                                      96.3        96.2       288.0       282.8
Asset Management                                                 7.0         7.0        19.9        23.2
L&I Other                                                       52.8        47.6       159.0       141.9
                                                         -------------------------------------------------
Total Life & Investments Revenues (excluding Net
    Realized Investment Gains (Losses))                        508.3       530.4     1,560.6     1,452.2
                                                         -------------------------------------------------

CORPORATE                                                        3.1         2.0        17.5        13.1

Consolidated Net Realized Investment Gains (Losses)            (95.5)       12.5      (123.1)      138.5
                                                         -------------------------------------------------

TOTAL REVENUES                                             $ 1,780.0   $ 1,794.6   $ 5,413.3    $5,305.5
----------------------------------------------------------------------------------------------------------


UNDERWRITING PROFITS (LOSSES), PRETAX OPERATING EARNINGS
AND NET INCOME (LOSS)

                                                             Three Months Ended          Nine Months Ended
                                                                September 30               September 30
----------------------------------------------------------------------------------------------------------------
                                                                2003          2002         2003          2002
                                                         -------------------------------------------------------

PROPERTY & CASUALTY
Underwriting Profits (Losses)
Safeco Personal Insurance (SPI)
    Personal Auto                                          $      35.4   $    (6.2)    $    37.2    $   (33.8)
    Homeowners                                                    32.1         5.5          38.2        (49.6)
    Specialty                                                     12.5         9.6          38.8         20.6
                                                         -------------------------------------------------------
       Total SPI                                                  80.0         8.9         114.2        (62.8)
                                                         -------------------------------------------------------
Safeco Business Insurance (SBI)
    Regular                                                      (51.3)      (11.9)        (68.1)       (59.5)
    Special Accounts Facility                                      5.8         3.9          11.6         10.3
    Runoff                                                      (149.8)      (15.4)       (165.5)       (74.5)
                                                         -------------------------------------------------------
       Total SBI                                                (195.3)      (23.4)       (222.0)      (123.7)
                                                         -------------------------------------------------------
Surety                                                             8.5         2.7          19.0         11.6
P&C Other                                                         (0.6)      (33.6)         (9.9)       (46.0)
                                                         -------------------------------------------------------
Total Underwriting Losses                                       (107.4)      (45.4)        (98.7)      (220.9)
Net Investment Income                                            113.7       114.5         343.0        345.0
Restructuring Charges                                             --          (3.0)         --          (15.1)
                                                         -------------------------------------------------------
Total Property & Casualty Pretax Operating Earnings                6.3        66.1         244.3        109.0
                                                         -------------------------------------------------------
LIFE & INVESTMENTS
Pretax Operating Earnings
Group                                                             12.5        22.4          66.0         46.7
Income Annuities                                                  (0.9)       11.5          17.6         27.6
Retirement Services                                                3.3         1.4          13.2         13.4
Individual                                                         3.9         3.5           5.3         17.7
Asset Management                                                   1.1         0.9           1.3          4.9
L&I Other                                                         21.2        19.9          67.4         60.4
                                                         -------------------------------------------------------
Total Life & Investments Pretax Operating Earnings                41.1        59.6         170.8        170.7
                                                         -------------------------------------------------------
CORPORATE
Pretax Operating Earnings *                                      (29.9)      (16.1)        (56.2)       (42.3)
                                                         -------------------------------------------------------
Consolidated Pretax Operating Earnings                            17.5       109.6         358.9        237.4
Consolidated Net Realized Investment Gains (Losses)
    before Income Taxes                                          (95.5)       12.5        (123.1)       138.5
                                                         -------------------------------------------------------
Consolidated Income (Loss) before Income Taxes                   (78.0)      122.1         235.8        375.9
Consolidated Provision (Benefit) for Income Taxes                (49.1)       35.6          40.4         98.2
                                                         -------------------------------------------------------
Distributions on Capital Securities, Net of Taxes *               --         (11.3)        (22.4)       (33.7)
                                                         -------------------------------------------------------
NET INCOME (LOSS)                                          $     (28.9)  $    75.2     $   173.0    $   244.0
----------------------------------------------------------------------------------------------------------------
*   Effective July 1, 2003, Safeco adopted SFAS 150, "Accounting for Financial
    Instruments with Characteristics of Liabilities, Equity or Both" and, accordingly, Distributions on Capital Securities are now reported with interest expense in our Corporate segment.


ASSETS

SEPTEMBER 30                                                                             2003         2002
-------------------------------------------------------------------------------------------------------------
PROPERTY & CASUALTY
Safeco Personal Insurance (SPI)
    Personal Auto                                                                  $   3,686.5    $  3,289.9
    Homeowners                                                                         1,793.4       1,800.9
    Specialty                                                                            646.4         667.4
                                                                                 ----------------------------
       Total SPI                                                                       6,126.3       5,758.2
                                                                                 ----------------------------
Safeco Business Insurance (SBI)
    Regular                                                                            3,295.7       3,090.4
    Special Accounts Facility                                                            703.9         439.3
    Runoff                                                                             1,525.4       1,824.9
                                                                                 ----------------------------
       Total SBI                                                                       5,525.0       5,354.6
                                                                                 ----------------------------
Surety                                                                                   396.6         393.8
P&C Other                                                                              1,032.4       1,075.6
                                                                                 ----------------------------
Total Property & Casualty                                                             13,080.3      12,582.2
                                                                                 ----------------------------
LIFE & INVESTMENTS
Group                                                                                    346.9         340.7
Income Annuities                                                                       7,582.9       7,471.4
Retirement Services                                                                    8,012.2       7,228.6
Individual                                                                             4,555.3       4,283.2
Asset Management                                                                          69.9          63.7
L&I Other                                                                              2,101.9       1,795.5
                                                                                 ----------------------------
Total Life & Investments                                                              22,669.1      21,183.1
                                                                                 ----------------------------
CORPORATE                                                                                 89.7         (22.4)
                                                                                 ----------------------------
TOTAL ASSETS                                                                       $  35,839.1    $ 33,742.9
-------------------------------------------------------------------------------------------------------------

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollar amounts in millions unless noted otherwise)

Management's discussion and analysis (MD&A) reviews our consolidated and segment financial condition as of September 30, 2003 and December 31, 2002, our consolidated results of operations for the periods ended September 30, 2003 and 2002 and, where appropriate, factors that may affect our future financial performance. This discussion should be read in conjunction with Safeco's MD&A and annual audited financial statements as of December 31, 2002 contained in its 2002 annual report on Form 10-K and the unaudited consolidated financial statements and related condensed notes included elsewhere in this report.

Forward-looking information contained in this report is subject to risk and uncertainty

Statements, analysis and other information contained in this report that relate to anticipated financial performance, business prospects and plans, regulatory developments and similar matters are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Statements in this report that are not historical information are forward-looking. The operations, performance and development of our business are subject to certain risks and uncertainties that may cause actual results to differ materially from those contained in or suggested by the forward-looking statements in this report. The risks and uncertainties include, but are not limited to:

o    Safeco's ability to successfully divest the Life & Investments operations;

o    achievement of Safeco's overall expense reduction goals;

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

o the ability to run off the Lloyds' of London business without incurring material unexpected charges;

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

Strategic Initiatives

Safeco's strategy continues to focus on reshaping our company into a profitable, growing enterprise. Central to this strategy is our decision to put our Life & Investments business up for sale and focus on property and casualty insurance. We expect the completion of the sale to take at least six months. We believe this will put Safeco in position to continue delivering improved results across our largest product lines - auto, homeowners and small business insurance - and to become a more focused and successful competitor. We intend to use a portion of the proceeds to reduce our debt to a level appropriate for our new size and then assess our capital for ongoing new business needs. We anticipate that we will return the remainder to shareholders in the form of a special dividend, a stock repurchase plan, or a combination of the two.


We have identified expense reductions across the company that will enable us to better compete in property and casualty markets. We expect to eliminate approximately 500 positions, primarily in our corporate departments, by the end of 2004,excluding any reduction due to the sale of our Life & Investments business. When fully implemented, this initiative is expected to reduce our 2004 operating expenses by approximately $75.0. Related to this effort, we expect to record a restructuring charge of approximately $10.0 after tax in the fourth quarter of this year.


Our primary measures of progress in executing our strategy are growth in earnings per share (EPS) and return on equity (ROE). Specifically, our objective is, over the long term, to achieve average annual EPS growth of 15% and top decile ROE performance when compared with our peer group. In addition, but secondary to these financial goals, our objective is to achieve double digit growth in our Property & Casualty revenues when we can do so successfully within the context of our profit and return goals.

The three key elements of our strategy are 1) to sell standardized products, 2) through independent distributors and 3) to offer multiple products for our distributors to sell.

o Standardization of products - our standardized products in personal auto, homeowners and small business serve the basic insurance needs of the majority of the U.S. marketplace. These products leverage Safeco's strengths in producing and servicing homogeneous products that require large volumes of repeatable transactions executed efficiently and effectively. Our changes in product line mix since 2001 reflect this recognition of our core strengths.

o Independent distributors - Safeco is committed to partnering with independent distributors to sell our products. We believe that independent distributors serve as trusted advisors to insurance customers, and that customers will continue to prefer this purchasing method. We believe that independent distributors are, and will continue to be, best equipped to appropriately match insurance products to their customers' specific needs.


     Our strategy focuses on providing more products for our distributors to sell, for example, through expanded multi-tier product offerings using multi-variate models to more accurately match price to customer risk characteristics, enabling us to serve a broader spectrum of risks. In addition, we have focused on making it easier for independent distributors to use our new point of sale technology, providing operating efficiencies in their offices. Our distributors are able to be more profitable selling Safeco products through use of this technology, and our commission programs are structured to incent profitable growth such that both Safeco and our distribution partners benefit from increased sales of profitable business.Put succinctly, we offer our distribution partners more to sell, make it easier to sell and service, and thereby make us and them more money selling Safeco products.

o Multiple products - Safeco's multiple product lines enable us to meet the key product needs of most of our distributors, primarily personal auto, homeowners and small business insurance. We believe that our ability to provide multiple property and casualty products facilitates an efficient relationship for our distributors with Safeco, and provides us with a "shelf space" advantage in our distributors' businesses. Our P&C products of auto, homeowners, small commercial and surety are the crucial products for our partners.

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

Property & Casualty Loss and Loss Adjustment Expense (LAE) Reserves

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

In determining management's best estimate for workers compensation reserves, long-term medical cost inflation trends over the average claim payout period are a significant assumption. The rate of change in medical inflation and payment trends may impact our estimates in future periods due to the difficulty of precisely estimating the pattern of such trends over the claim payout period.


Workers compensation reserves also have been impacted by our claim practices and changes to our business. Since late 2001, we have placed greater emphasis on full exposure recognition in case reserving and on settlement of long-term claims. In addition, the nature of our workers compensation business has changed as we have focused our efforts on small-to-medium business and de-emphasized workers compensation writings. This change in business emphasis has also changed our mix by state. As with medical inflation, variation in historic claim practices and business mix decrease the predictive value of the available internal data.


In the second quarter, we began performing additional actuarial analysis of our workers compensation book, primarily focused on medical inflation trends and the changes in Safeco claim practices and mix of business. This analysis included varying industry views on medical inflation that increased the volatility of our estimates.


During the third quarter, we further refined our analysis and actuarial techniques to better reflect the claim and business changes at Safeco. These refinements included greater reliance on external information as a supplement to historical claims patterns to project future development in medical costs. We also evaluated medical inflation trends by state using both Safeco and industry data. In addition, we completed claim file reviews to evaluate reserving trends by state as they related to case reserving patterns and practices and paid claims development. Our analysis showed relatively stable indemnity payouts, higher medical payouts and longer payout periods than previously expected. Based on these analyses, we increased our loss and allocated LAE reserves for losses occurring in prior years by $180.0 pretax during the third quarter of 2003. The largest amount of reserve development relates to California, particularly the large account business that we began exiting in 2001. Of the $180.0 increase, $130.0 was recorded in SBI Runoff, $48.0 in SBI Regular and $2.0 in SBI Special Accounts Facility.

We also increased unallocated LAE reserves by $25.0 pretax, to reflect the ongoing expense of servicing the increasingly long payout period of workers compensation claims. Of the $25.0 increase, $14.9 was recorded in SBI Runoff, $9.6 in SBI Regular, and $0.5 in SBI Special Accounts Facility.


These reserve additions reflect management's best estimate of ultimate losses and loss adjustment expenses for Safeco's workers compensation business. Like industry-wide workers compensation reserves, these reserves will continue to be subject to the uncertainties presented by this late reporting, long payout line of business.


Valuation of Investments

We classify all of our fixed maturity and equity securities as available-for-sale and, accordingly, carry them at fair value. Fixed maturity securities include bonds, mortgage-backed securities and redeemable preferred stock. Equity securities include common stock and non-redeemable preferred stock.

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

On September 29, 2003, we announced our intent to sell our Life & Investments business. As a result, our intent and ability to retain securities with unrealized losses held in our Life & Investments portfolio for a period of time sufficient to allow for a recovery in their value has changed. In accordance with SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities", we recorded $119.6 in pretax realized investment losses ($77.7 after tax) in the Consolidated Statements of Income (Loss) during the third quarter of 2003 to write down securities with unrealized losses that may not recover in value before the completion of the sale.

Financial Measures Used in MD&A

In addition to financial measures presented in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP), we also use certain non-GAAP financial measures to analyze and report our financial results. Management believes that these non-GAAP measures, when used in conjunction with the consolidated financial statements, can aid in understanding our financial condition and results of operations and, in accordance with SFAS 131, "Disclosures About Segments of Enterperise and Related Information" are presented here. These non-GAAP measures are not a substitute for GAAP measures, and where these measures are used we provide tables that reconcile the non-GAAP measures to the GAAP measures reported in our consolidated financial statements. The non-GAAP measures used in this report include:

Property & Casualty Underwriting Profit (Loss) and Combined Ratio

Underwriting profit (loss) represents the net amount of earned premium less underwriting losses and expenses on a pretax basis. Management views underwriting profit (loss) as a critical measure to assess underwriting effectiveness and to evaluate the results of the Property & Casualty operations. The related investment portfolio is managed separately from these underwriting businesses and, accordingly, net investment income and net realized investment gains and losses are discussed separately. The most directly comparable GAAP measure is Income (Loss) before Income Taxes on our Consolidated Statements of Income (Loss). We provide a reconciliation of the GAAP measure to the non-GAAP measure in the Segment - Results of Operations section following. Combined ratio is a standard gauge of underwriting performance and is calculated as losses and expenses expressed as a percentage of earned premiums.

Life & Investments Pretax Operating Earnings

Life & Investments results are evaluated based on pretax operating earnings, a non-GAAP measure, which excludes net realized investment gains and losses. Management believes the presentation of pretax operating earnings enhances the understanding of our Life & Investments results of operations by excluding net realized investment gains and losses, which can fluctuate significantly and distort the comparison between periods. The most directly comparable GAAP measure is Income (Loss) before Income Taxes on our Consolidated Statements of Income (Loss). We provide a reconciliation of the GAAP measure to the non-GAAP measure in the Segment - Results of Operations section following.

Consolidated - Results of Operations

The following table presents summary consolidated financial information prepared in accordance with GAAP.


                                                     Three Months Ended          Nine Months Ended
                                                        September 30               September 30
----------------------------------------------------------------------------------------------------------
                                                          2003         2002          2003          2002
                                                  --------------------------------------------------------
REVENUES
Property & Casualty Earned Premiums                 $   1,250.4    $ 1,135.2   $  3,615.3     $ 3,356.7
Life & Investments Premiums and
    Other Revenues                                        212.6        223.3        657.6         554.5
Net Investment Income                                     409.8        420.4      1,255.4       1,247.9
Net Realized Investment Gains (Losses)                    (95.5)        12.5       (123.1)        138.5
Other                                                       2.7          3.2          8.1           7.9
                                                  --------------------------------------------------------
Total                                                   1,780.0      1,794.6      5,413.3       5,305.5
                                                  --------------------------------------------------------
EXPENSES
Losses, Loss Adjustment Expenses and
    Policy Benefits                                     1,347.0      1,171.8      3,667.1       3,512.8
Other Underwriting, Acquisition and Operating
    Expenses                                              481.1        479.8      1,450.2       1,351.4
Interest Expense (including $17.3 Distributions
    on Capital Securities in 2003)                         29.9         17.9         60.2          50.3
Restructuring Charges                                      --            3.0         --            15.1
                                                  --------------------------------------------------------
Total Expenses                                          1,858.0      1,672.5      5,177.5       4,929.6
                                                  --------------------------------------------------------

Income (Loss) before Income Taxes                         (78.0)       122.1        235.8         375.9
Provision (Benefit) for Income Taxes                      (49.1)        35.6         40.4          98.2
                                                  --------------------------------------------------------
Distributions on Capital Securities, Net of Taxes          --          (11.3)       (22.4)        (33.7)
                                                  --------------------------------------------------------
Net Income (Loss)                                   $     (28.9)   $    75.2   $    173.0     $   244.0
----------------------------------------------------------------------------------------------------------


Consolidated revenues decreased slightly to $1,780.0 during the three months ended September 30, 2003, compared with revenues of $1,794.6 for the same period in 2002. Consolidated revenues increased 2.0% to $5,413.3 during the nine months ended September 30, 2003, compared with $5,305.5 for the same period in 2002.


Our revenues for the three months ended September 30, 2003 primarily reflected an overall increase in Property & Casualty earned premiums offset by pretax net realized investment losses. Our revenues for the nine months ended September 30, 2003 reflected increases in Property & Casualty earned premiums and Life & Investments premiums and other revenues, offset by pretax net realized investment losses. The 10.1% and 7.7% increases in Property & Casualty earned premiums for the three and nine months ended September 30, 2003, respectively, were largely driven by growth in personal auto policies sold as well as premium rate increases across all lines of business. Life & Investments premiums and other revenues increased 18.6% for the nine months ended September 30, 2003, primarily due to the acquisition of Swiss Re's stop-loss medical business in the third quarter of 2002.

Revenues included pretax net realized investment losses of $95.5 and $123.1 for the three and nine months ended September 30, 2003, respectively. Revenues for the comparable periods in 2002 contained $12.5 and $138.5 of pretax net realized investment gains. Pretax impairment losses included in net realized investment gains and losses were $133.9 and $264.8 for the three and nine months ended September 30, 2003, respectively, compared with $38.0 and $152.1 for the same periods in 2002. The pretax impairment losses in the third quarter of 2003 were largely due to charges of $119.6 as a result of our decision to sell the Life & Investments business and the resultant impact on our intent and ability to hold securities for a period of time sufficient to allow for a recovery in their value before the completion of the sale of the Life & Investments business.

Loss before Income Taxes was $78.0 for the three months ended September 30, 2003, compared with Income before Income Taxes of $122.1 in the same period of 2002. Income before Income Taxes was $235.8 for the nine months ended September 30, 2003, compared with $375.9 for the same period in 2002. Improved underwriting results in our personal lines in 2003 were offset by a third quarter charge of $205.0 pretax, to strengthen workers compensation reserves, as well as the higher net realized investment losses discussed above. Also, impacting comparative results in 2003 is the change in the classification of Distributions on Capital Securities as a result of our adoption of SFAS 150 on July 1, 2003. For the three and nine months ended September 30, 2003, $17.3 in Distributions on Capital Securities is included with pretax Interest Expense while in previous periods it is reported in Distributions on Capital Securities, Net of Taxes on our Consolidated Statements on Income (Loss). SFAS 150 does not allow prior periods to be restated to reflect the current presentation.


Net Loss was $28.9 for the three months ended September 30, 2003, compared with Net Income of $75.2 in the same period in 2002. Net Income was $173.0 for the nine months ended September 30, 2003 compared with $244.0 in the same period of 2002. In addition to the reserve strengthening and net realized investment losses described above, 2003 results include a $13.2 tax benefit from a favorable federal income tax settlement related to prior tax years for our Life & Investment business.


Segment - Results of Operations

The following table summarizes the GAAP measure "Income (Loss) before Income Taxes" for Property & Casualty, Life & Investments and Corporate. In the following sections we discuss Results of Operations for each and reconcile the non-GAAP measures used, Property & Casualty underwriting profit (loss) and Life & Investments pretax operating earnings, to this GAAP measure.


                                                      Three Months Ended          Nine Months Ended
INCOME (LOSS) BEFORE INCOME TAXES                        September 30                September 30
-----------------------------------------------------------------------------------------------------------
                                                          2003          2002          2003          2002
                                                  ---------------------------------------------------------

Property & Casualty                                 $      13.5    $   137.3     $   254.9     $    411.7
Life & Investments                                        (67.2)        46.6          11.1           70.8
Corporate                                                 (24.3)       (61.8)        (30.2)        (106.6)
                                                  ---------------------------------------------------------
Income (Loss) before Income Taxes                   $     (78.0)   $   122.1     $   235.8     $    375.9
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


                                                      Three Months Ended          Nine Months Ended
NET EARNED PREMIUMS                                      September 30                September 30
-----------------------------------------------------------------------------------------------------------
                                                          2003          2002          2003          2002
                                                  ---------------------------------------------------------

Personal Auto                                       $     581.3    $    497.4    $  1,662.7    $  1,424.1
Homeowners                                                191.5         192.7         573.1         565.3
Specialty                                                  50.9          51.1         151.2         152.3
                                                  ---------------------------------------------------------
    Total SPI                                             823.7         741.2       2,387.0       2,141.7
                                                  ---------------------------------------------------------
Regular                                                   275.4         255.4         813.5         751.8
Special Accounts Facility                                 100.6          75.2         281.7         186.8
Runoff                                                      2.2          24.2           0.3         162.8
                                                  ---------------------------------------------------------
    Total SBI                                             378.2         354.8       1,095.5       1,101.4
                                                  ---------------------------------------------------------
Surety                                                     40.0          32.7         110.6          93.6
P&C Other                                                   8.5           6.5          22.2          20.0
                                                  ---------------------------------------------------------
Total Property & Casualty                           $   1,250.4    $  1,135.2    $  3,615.3    $  3,356.7
-----------------------------------------------------------------------------------------------------------

                                                      Three Months Ended          Nine Months Ended
UNDERWRITING PROFITS (LOSSES)                            September 30                September 30
-----------------------------------------------------------------------------------------------------------
                                                          2003          2002          2003          2002
                                                  ---------------------------------------------------------

Personal Auto                                       $      35.4    $     (6.2)  $      37.2    $    (33.8)
Homeowners                                                 32.1           5.5          38.2         (49.6)
Specialty                                                  12.5           9.6          38.8          20.6
                                                  ---------------------------------------------------------
    Total SPI                                              80.0           8.9         114.2         (62.8)
                                                  ---------------------------------------------------------
Regular                                                   (51.3)        (11.9)        (68.1)        (59.5)
Special Accounts Facility                                   5.8           3.9          11.6          10.3
Runoff                                                   (149.8)        (15.4)       (165.5)        (74.5)
                                                  ---------------------------------------------------------
    Total SBI                                            (195.3)        (23.4)       (222.0)       (123.7)
                                                  ---------------------------------------------------------
Surety                                                      8.5           2.7          19.0          11.6
P&C Other                                                  (0.6)        (33.6)         (9.9)        (46.0)
                                                  ---------------------------------------------------------
Total Underwriting Losses                                (107.4)        (45.4)        (98.7)       (220.9)
Property & Casualty Net Investment Income                 113.7         114.5         343.0         345.0
Property & Casualty Restructuring Charges                  --            (3.0)         --           (15.1)
Property & Casualty Net Realized Investment Gains           7.2          71.2          10.6         302.7
                                                  ---------------------------------------------------------
Property & Casualty Income before Income Taxes      $      13.5    $    137.3   $     254.9    $    411.7
-----------------------------------------------------------------------------------------------------------

                                                      Three Months Ended          Nine Months Ended
COMBINED RATIOS+                                         September 30               September 30
-----------------------------------------------------------------------------------------------------------
                                                          2003          2002          2003          2002
                                                  ---------------------------------------------------------
Personal Auto                                             93.9%         101.2%         97.8%        102.4%
Homeowners                                                83.3           97.1          93.3         108.8
Specialty                                                 75.4           81.2          74.3          86.4
                                                  ---------------------------------------------------------
    Total SPI                                             90.3           98.8          95.2         102.9
                                                  ---------------------------------------------------------
Regular                                                  118.6          104.7         108.4         107.9

Special Accounts Facility                                 94.3           94.8          95.9          94.5
Runoff                                                     *              *             *             *
                                                  ---------------------------------------------------------
    Total SBI                                            151.6          106.6         120.3         111.2
                                                  ---------------------------------------------------------
Surety                                                    78.8           91.8          82.8          87.6
P&C Other                                                  *              *             *             *
                                                  ---------------------------------------------------------
Total Property & Casualty                                108.6%         104.0%        102.7%        106.6%
-----------------------------------------------------------------------------------------------------------
* Not meaningful.
+ Combined ratios are GAAP basis and are calculated based on losses and expenses expressed as a percentage of earned premiums.


Safeco Personal Insurance

Personal Auto

                                                      Three Months Ended          Nine Months Ended
                                                         September 30               September 30
-----------------------------------------------------------------------------------------------------------
                                                          2003          2002          2003          2002
                                                  ---------------------------------------------------------
Net Earned Premiums                                 $     581.3    $   497.4    $   1,662.7    $ 1,424.1
Underwriting Profit (Loss)                                 35.4         (6.2)          37.2        (33.8)
Combined Ratio                                             93.9%       101.2%          97.8%       102.4%
-----------------------------------------------------------------------------------------------------------



Net earned premiums increased 16.9% to $581.3 in the third quarter of 2003 from $497.4 in the same quarter of 2002. Net earned premiums for the first nine months of 2003 increased 16.8% to $1,662.7 compared with $1,424.1 for the same period in 2002. The increases in premiums in the third quarter and the first nine months of 2003 reflect rate increases as well as growth in policies in force (PIF) each quarter since the third quarter of 2002. We implemented mid-single digit rate increases throughout 2002 and into the third quarter of 2003, and we expect to continue to implement similar rate increases during the remainder of the year. PIF increased 8.9% at September 30, 2003 compared with a year ago, reflecting increased new business production.


Three strategic initiatives launched in 2002 continue to positively impact auto results: the introduction of our new auto insurance product, our new business entry model using point-of-sale (POS) technology and increased agent commissions on new business.


The new auto insurance product contains additional underwriting tiers both to provide more refined price points based on risk and to make insurance available to a broader range of drivers. This new auto product has been introduced in 40 of the 44 states where we currently write business. Our new auto product also expands the use of automated underwriting techniques, using multi-variate analysis to classify auto insurance risks into tiers.


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

Personal Auto's underwriting profit in the third quarter of 2003 was $35.4, an improvement of $41.6 from a $6.2 underwriting loss in the comparable quarter of 2002. For the first nine months of 2003, the underwriting profit was $37.2, an improvement of $71.0 from a $33.8 underwriting loss in the comparable period of 2002. Similarly, the combined ratio for the three and nine month periods ended September 30, 2003 improved to 93.9% and 97.8%, respectively, compared with 101.2% and 102.4% in the prior year respective periods. The improved underwriting results for both the three and nine month periods reflected higher premium rates and an improved loss ratio. Our loss ratios were 59.1% and 60.9% for the three and nine month periods ended September 30, 2003 compared with 64.9% and 66.5% for the same periods in 2002. The lower loss ratios were driven primarily by the higher premium rates previously discussed, as well as lower claims frequency, partially offset by mid-single digit increases in severity.

Homeowners

                                                     Three Months Ended           Nine Months Ended
                                                        September 30                September 30
-----------------------------------------------------------------------------------------------------------
                                                          2003          2002          2003          2002
                                                  ---------------------------------------------------------
Net Earned Premiums                                 $     191.5    $   192.7    $     573.1    $   565.3
Underwriting Profit (Loss)                                 32.1          5.5           38.2        (49.6)
Combined Ratio                                             83.3%        97.1%          93.3%       108.8%
-----------------------------------------------------------------------------------------------------------

Net earned premiums decreased slightly to $191.5 in the third quarter of 2003 from $192.7 in the same quarter of 2002. Net earned premiums for the first nine months of 2003 increased 1.4% to $573.1 compared with $565.3 for the same period in 2002. The increase reflects continued efforts to increase rates in order to restore profitability in this product line. Our rate increases averaged in the high teens throughout 2002 and into the third quarter of 2003, and we expect to implement rate increases averaging in the low teens during the remainder of the year. The impact of increased rates on earned premiums was largely offset by continued decreases in PIF, which were down 9.3% at September 30, 2003 compared with a year ago due to a decrease in new business.

Homeowners insurance written in states where we cannot achieve profitability continues to decrease. Currently, we have moratoriums on writing new business in three states. Moratoriums will be lifted in these states as we secure approval to implement the changes necessary to move this product toward profitability. In August 2003, we lifted a moratorium placed in July 2003 on new business in California,our largest market for Homeowners based on 2002 net written premiums. In October 2003, we lifted our moratorium on new business in Virginia.


In addition, we introduced new language into homeowners policies sold in storm-prone Midwest states. Currently in place in 12 states, the new language requires individuals to pay a higher deductible, generally 1% of home's insured value, for wind and hail damage. We also have filed limits on mold damages for homeowners policies sold in 38 of the states in which we do business. Generally, these filing limits cap mold damages at $10 thousand, including remediation. We will continue to file limits in other states, as allowed.


In the first quarter of 2002, we launched a new tiered pricing structure for homeowners that more accurately prices business based on risk characteristics. This approach, which matches rates more closely to risks, is currently in place in 36 of the 44 states where we write homeowners business, and we expect to have it in place in all but four by the end of the year.

The underwriting profit for Homeowners in the third quarter of 2003 was $32.1, an improvement of $26.6 from a $5.5 underwriting profit in the comparable quarter of 2002. For the first nine months of 2003, the underwriting profit was $38.2, an improvement of $87.8 compared with a $49.6 underwriting loss in the same period of 2002. Similarly, the combined ratio improved for both the three and nine month periods ended September 30, 2003, to 83.3% and 93.3%, respectively, compared with 97.1% and 108.8% in the prior year's respective periods. These results reflect the actions taken to increase rates as well as the continued trend of lower claims frequency, partially offset by higher severity and catastrophe losses in the first nine months of 2003 compared with the prior year. Catastrophe losses in the third quarter and first nine months of 2003 were $11.1 and $79.8, respectively, compared with $(6.6) and $50.6 in the same respective periods of 2002. The catastrophe losses in the third quarter of 2003 were largely due to damage caused by windstorms in Tennessee and Hurricane Isabel in Virginia. Nine month results in 2003 include hailstorm losses in Texas and losses from severe storms and tornadoes in the states of Kansas, Missouri, Tennessee and Wyoming. The $(6.6) in catastrophe losses in the third quarter of 2002 was due to lower weather and catastrophe losses, as well as a reduction of reserves associated with the Southwest wildfires. These fires were burning out of control at the end of the second quarter of 2002, preventing adjusters from compiling precise estimates of customer losses at that time.

During the fourth quarter of 2003 -- in the weeks leading up to the date of our filing of this quarterly report on Form 10-Q -- we incurred losses related to the Southern California wildfires. The magnitude of these losses could not be reasonably estimated at the time of this filing.

Specialty

                                                      Three Months Ended         Nine Months Ended
                                                        September 30               September 30
----------------------------------------------------------------------------------------------------------
                                                          2003         2002          2003          2002
                                                  --------------------------------------------------------
Net Earned Premiums                                 $      50.9    $    51.1   $     151.2    $   152.3
Underwriting Profit                                        12.5          9.6          38.8         20.6
Combined Ratio                                             75.4%        81.2%         74.3%        86.4%
----------------------------------------------------------------------------------------------------------


Specialty lines include earthquake, dwelling fire, umbrella, inland marine and boat insurance for individuals.

Net earned premiums decreased slightly to $50.9 in the third quarter of 2003 from $51.1 in the same quarter of 2002. Net earned premiums for the first nine months of 2003 decreased slightly to $151.2 compared with $152.3 for the same period in 2002. These decreases reflected a slight reduction in PIF at September 30, 2003.

Specialty's underwriting profit was $12.5, up $2.9 from $9.6 in the comparable quarter of 2002. For the first nine months of 2003, the underwriting profit was $38.8, an increase of $18.2 from an underwriting profit of $20.6 in the same period of 2002. This was primarily due to the rate increases described above and lower umbrella losses in the current year. The combined ratio was 75.4% and 74.3% for the three and nine month periods of 2003, respectively, compared with 81.2% and 86.4% in the same periods a year ago.

Safeco Business Insurance

SBI Regular

                                                     Three Months Ended           Nine Months Ended
                                                        September 30                September 30
-----------------------------------------------------------------------------------------------------------
                                                          2003          2002          2003          2002
                                                  ---------------------------------------------------------
Net Earned Premiums                                 $     275.4    $   255.4    $     813.5    $   751.8
Underwriting Loss                                         (51.3)       (11.9)         (68.1)       (59.5)
Combined Ratio                                            118.6%       104.7%         108.4%       107.9%
-----------------------------------------------------------------------------------------------------------


SBI Regular is our core commercial segment writing insurance for small- to medium-sized businesses. Net earned premiums increased 7.8% to $275.4 in the third quarter of 2003 from $255.4 in the same quarter of 2002. Net earned premiums for the first nine months of 2003 increased 8.2% to $813.5 compared with $751.8 for the same period in 2002. The increase in net earned premiums reflected the impact of rate increases partially offset by a decrease in PIF. We implemented average insurance price increases in the mid-teens for SBI Regular throughout 2002 and into 2003 and we expect average price increases near double-digits for the year.

PIF decreased 5.1% at September 30, 2003 compared with a year ago but decreased only 0.2% compared to June 30, 2003, as we continue to introduce our redesigned business model. The business model encompasses a suite of services that includes an automated underwriting platform, a business service center and a new business agency interface system. The new underwriting approach provides an increased number of pricing tiers and better matching of rate to risk. The new business entry model makes it easier for agents to quote and sell our products to small businesses, as evidenced by the increase in new business owner policies (BOP) in 2003. SBI Regular experienced an increase in new BOP of 46% for the first nine months of 2003 compared with the same period in 2002.

SBI Regular's underwriting loss increased to $51.3 in the third quarter of 2003 from $11.9 in the comparable quarter of 2002. For the first nine months of 2003, the underwriting loss was $68.1, compared with a $59.5 underwriting loss in the same period of 2002. The combined ratios for the quarter and first nine months of 2003 were 118.6% and 108.4%, respectively, compared with 104.7% and 107.9% in the same periods of 2002. Results for the three and nine months ended September 30, 2003 include $57.6 in prior years' workers compensation reserve strengthening. See further discussion of this charge in the Application of Critical Accounting Policies section above.

Excluding the reserve strengthening charge, the combined ratio for the quarter and first nine months of 2003 was 97.7% and 101.3%, respectively, compared with 104.7% and 107.9% in the same periods of 2002. The improvements in 2003 reflect the rate increases described above and lower claim frequency and better matching of rate with risk as a result of implementing our automated underwriting platform. Catastrophe losses in the third quarter and first nine months of 2003 were $5.2 and $18.8, respectively, compared with $(0.3) and $16.3, respectively, in the same periods in 2002. The increase in catastrophe losses in the third quarter of 2003 was primarily due to damage caused by Hurricane Isabel in Virginia. The $(0.3) in catastrophe losses in the third quarter of 2002 was due to lower weather and catastrophe losses as well as a reduction of reserves associated with the Southwest wildfires. These fires were burning out of control at the end of the second quarter of 2002, preventing adjusters from compiling precise estimates of customer losses at that time.

SBI Special Accounts Facility

                                                     Three Months Ended           Nine Months Ended
                                                        September 30                September 30
-----------------------------------------------------------------------------------------------------------
                                                          2003          2002          2003          2002
                                                  ---------------------------------------------------------
Net Earned Premiums                                 $     100.6    $    75.2    $     281.7    $   186.8
Underwriting Profit                                         5.8          3.9           11.6         10.3
Combined Ratio                                             94.3%        94.8%          95.9%        94.5%
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

Net earned premiums increased 33.8% to $100.6 in the third quarter of 2003 from $75.2 in the same quarter of 2002. Net earned premiums for the first nine months of 2003 increased 50.8% to $281.7 compared with $186.8 for the same period in 2002. The increases in net earned premiums in 2003 were primarily due to the consolidation of our business insurance products in 2002: as each existing Safeco large account commercial policy came up for renewal (reported in SBI Runoff) a decision was made by SAF to renew or not. If it was renewed it became part of SAF, otherwise underwriting results associated with the discontinued account remained in SBI Runoff.

Underwriting profit in the third quarter of 2003 increased by $1.9 to $5.8 compared with an underwriting profit of $3.9 a year ago. For the first nine months of 2003, SAF achieved an underwriting profit of $11.6, an increase from $10.3 in the comparable period of 2002. Results for three and nine months ended September 30, 2003 include $2.5 in prior years' workers compensation reserve strengthening. See further discussion of this charge in the Application of Critical Accounting Policies section above. The combined ratio was 94.3% and 95.9% for the third quarter and first nine months of 2003, relatively unchanged from 94.8% and 94.5% in the same periods of 2002. Catastrophe losses in the third quarter and first nine months of 2003 were $3.6 and $7.2, respectively, compared with $0.0 and $0.7 in the same periods of 2002.

SBI Runoff

                                                     Three Months Ended           Nine Months Ended
                                                        September 30                September 30
-----------------------------------------------------------------------------------------------------------
                                                          2003          2002          2003          2002
                                                  ---------------------------------------------------------
Net Earned Premiums                                 $       2.2    $    24.2    $       0.3    $   162.8
Underwriting Loss                                        (149.8)       (15.4)        (165.5)       (74.5)
-----------------------------------------------------------------------------------------------------------


SBI Runoff includes the large commercial business accounts and 15 specialty programs that Safeco is exiting. We continue to run off poor-performing large accounts and are focusing on growth in the small- to medium-sized commercial business market, as reflected in SBI Regular.

Net earned premiums were $2.2 in the third quarter of 2003 compared with $24.2 in the same quarter of 2002. Net earned premiums for the first nine months of 2003 were $0.3 compared with $162.8 for the same period in 2002. The decreases reflect the actions taken to exit this unprofitable business and the renewal of certain policies into SAF, as discussed above.

Underwriting loss in the third quarter of 2003 was $149.8 compared with $15.4 a year ago. For the first nine months of 2003, the underwriting loss was $165.5 compared with $74.5 in the same period of 2002. Results for the three and nine months ended September 30, 2003 include $144.9 in prior years' workers compensation reserve strengthening for large accounts in runoff. See further discussion of this charge in the Application of Critical Accounting Policies section above.

Excluding the reserve strengthening, the underwriting loss in the third quarter of 2003 was $4.9 compared with $15.4 a year ago, reflecting the decrease in premium volume expected for this runoff segment.

Surety

                                                     Three Months Ended           Nine Months Ended
                                                        September 30                September 30
-----------------------------------------------------------------------------------------------------------
                                                          2003          2002          2003          2002
                                                  ---------------------------------------------------------
Net Earned Premiums                                 $      40.0    $    32.7    $     110.6    $    93.6
Underwriting Profit                                         8.5          2.7           19.0         11.6
Combined Ratio                                             78.8%        91.8%          82.8%        87.6%
-----------------------------------------------------------------------------------------------------------

Surety's net earned premiums increased 22.3% to $40.0 in the third quarter of 2003 from $32.7 in the same quarter of 2002. Net earned premiums for the first nine months of 2003 increased 18.2% to $110.6 compared with $93.6 for the same period of 2002. The increase in net earned premiums reflected the impact of new business production, the opening of a new office in Glendale, California and rate increases.

Underwriting profit in the third quarter of 2003 increased by $5.8 to $8.5 from $2.7 a year ago. For the first nine months of 2003, underwriting profit improved to $19.0 compared with $11.6 in 2002. The combined ratio in the third quarter and first nine months of 2003 was 78.8% and 82.8%, respectively, compared with 91.8% and 87.6%, respectively, in the prior year. The underwriting improvement compared with prior year reflects the increases in net earned premium described above, combined with decreases in commission expense for the current year.

P&C Other

                                                     Three Months Ended         Nine Months Ended
                                                        September 30               September 30
---------------------------------------------------------------------------------------------------------
                                                          2003         2002          2003         2002
                                                  -------------------------------------------------------
Net Earned Premiums                                 $       8.5    $     6.5   $      22.2    $    20.0
Underwriting Loss                                          (0.6)       (33.6)         (9.9)       (46.0)
---------------------------------------------------------------------------------------------------------

P&C Other includes our discontinued assumed reinsurance business, our involuntary assigned risk and other state-mandated personal lines business, our Lloyd's of London operations which are in runoff, and certain discontinued product lines.

Net earned premiums were $8.5 in the third quarter of 2003 compared with $6.5 in the same quarter of 2002. Net earned premiums for the first nine months of 2003 were $22.2, compared with $20.0 for the same period of 2002.

The underwriting loss in the third quarter of 2003 was $0.6 compared with a $33.6 underwriting loss in the same quarter of 2002. For the first nine months of 2003, the underwriting loss was $9.9 compared with $46.0 in the same period of 2002. In the third quarter of 2002, we made the decision to put our London operations into runoff, resulting in a pretax charge of $26.3.

Life & Investments - Results of Operations

On September 29, 2003, we announced our intent to sell our Life & Investments business. As of September 30, 2003, we have not met all of the "held-for-sale" criteria under SFAS 144, "Accounting for the Impairment & Disposal of Long-lived Assets" and therefore we have not presented Life & Investments as a discontinued operation in the unaudited consolidated financial statements.

Life & Investments operations are managed separately as six reportable segments:
Group, Income Annuities, Retirement Services, Individual, Asset Management and Life & Investments Other (L&I Other). The following table summarizes comparative operating results for Life & Investments:


                                                     Three Months Ended           Nine Months Ended
                                                        September 30                September 30
-----------------------------------------------------------------------------------------------------------
                                                          2003          2002          2003          2002
                                                  ---------------------------------------------------------

Total Revenues                                      $     508.3    $   530.4    $   1,560.6    $ 1,452.2
                                                  ---------------------------------------------------------
Policy Benefits                                           343.4        353.6        1,027.8        971.7
Other Expenses                                            123.8        117.2          362.0        309.8
                                                  ---------------------------------------------------------
Total Benefits and Expenses                               467.2        470.8        1,389.8      1,281.5
                                                  ---------------------------------------------------------
Pretax Operating Earnings                                  41.1         59.6          170.8        170.7
Net Realized Investment Losses                           (108.3)       (13.0)        (159.7)       (99.9)
                                                  ---------------------------------------------------------
Income (Loss) before Income Taxes                   $     (67.2)   $    46.6    $      11.1    $    70.8
-----------------------------------------------------------------------------------------------------------


Life & Investments revenues are comprised of premiums, net investment income and other fees. The following tables summarize revenues (excluding net realized investment gains and losses) and pretax operating earnings by reportable segment.

                                                     Three Months Ended           Nine Months Ended
REVENUES                                                September 30                September 30
-----------------------------------------------------------------------------------------------------------
                                                          2003          2002          2003          2002
                                                  ---------------------------------------------------------
Group                                               $     133.9    $   149.3    $     420.7    $   327.6
Income Annuities                                          121.7        134.0          383.9        392.6
Retirement Services                                        96.6         96.3          289.1        284.1
Individual                                                 96.3         96.2          288.0        282.8
Asset Management                                            7.0          7.0           19.9         23.2
L&I Other                                                  52.8         47.6          159.0        141.9
                                                  ---------------------------------------------------------
Total Life & Investments Revenues                   $     508.3    $   530.4    $   1,560.6    $ 1,452.2
-----------------------------------------------------------------------------------------------------------


                                                     Three Months Ended           Nine Months Ended
PRETAX OPERATING EARNINGS                               September 30                September 30
-----------------------------------------------------------------------------------------------------------
                                                          2003          2002          2003          2002
                                                  ---------------------------------------------------------
Group                                               $      12.5    $    22.4    $      66.0    $    46.7
Income Annuities                                           (0.9)        11.5           17.6         27.6
Retirement Services                                         3.3          1.4           13.2         13.4
Individual                                                  3.9          3.5            5.3         17.7
Asset Management                                            1.1          0.9            1.3          4.9
L&I Other                                                  21.2         19.9           67.4         60.4
                                                  ---------------------------------------------------------
Pretax Operating Earnings                                  41.1         59.6          170.8        170.7
Net Realized Investment Losses                           (108.3)       (13.0)        (159.7)       (99.9)
                                                  ---------------------------------------------------------
Income (Loss) before Income Taxes                   $     (67.2)   $    46.6    $      11.1    $    70.8
-----------------------------------------------------------------------------------------------------------



Group

                                                     Three Months Ended           Nine Months Ended
                                                        September 30                September 30
-----------------------------------------------------------------------------------------------------------
                                                          2003          2002          2003          2002
                                                  ---------------------------------------------------------
Revenues                                            $     133.9    $   149.3    $     420.7    $   327.6
Pretax Operating Earnings                                  12.5         22.4           66.0         46.7
Loss Ratio                                                 63.3%        58.4%          58.5%        59.2%
-----------------------------------------------------------------------------------------------------------


Group's principal product offering is stop-loss medical insurance sold to employers with self-insured medical plans. Also offered in this line are group life, accidental death and dismemberment, and disability products.

Revenues decreased 10.3% to $133.9 in the third quarter of 2003 from $149.3 in the same quarter of 2002. The decrease in revenues in the third quarter of 2003 reflects the current competitive rate environment, resulting in some policyholders renewing their coverage with other carriers. We continue to adhere to our disciplined underwriting standards in this environment and not lower premiums to compete for business where it does not meet our profit targets. Revenues for the first nine months of 2003 increased to $420.7 compared with $327.6 for the same period in 2002. The increase in revenues for the first nine months of 2003 is primarily due to the acquisition of Swiss Re's stop-loss medical business in July 2002.


Pretax operating earnings decreased to $12.5 in the third quarter of 2003 from $22.4 in the same quarter of 2002. The decrease in pretax operating earnings in the third quarter of 2003 is due to a higher loss ratio, which was 63.3% compared with 58.4% in 2002. This loss ratio reflected a more normal and expected level of profitability. Pretax operating earnings for the first nine months of 2003 increased to $66.0 compared with $46.7 for the same period in 2002. The increase in pretax operating earnings primarily reflected the addition of the Swiss Re business, as well as an improved loss ratio of 58.5% for the nine months ended September 30, 2003, compared with 59.2% in the same period of 2002. Also impacting pretax operating earnings for the nine months ended September 30, 2003 was favorable reserve development of $10.5 in the first quarter primarily related to policies obtained in the acquisition of Swiss Re's stop-loss medical business.


Income Annuities

                                                     Three Months Ended           Nine Months Ended
                                                        September 30                September 30
-----------------------------------------------------------------------------------------------------------
                                                          2003          2002          2003          2002
                                                  ---------------------------------------------------------
Revenues                                            $     121.7    $   134.0    $     383.9    $    392.6
Pretax Operating Earnings                                  (0.9)        11.5           17.6          27.6
Policyholder Liabilities at September 30                6,341.7      6,286.3        6,341.7       6,286.3
-----------------------------------------------------------------------------------------------------------


Income Annuities' primary product is the structured settlement annuity that is sold to fund third-party personal injury settlements, providing a reliable income stream to the injured party. This product is extremely sensitive to financial strength ratings, and our ratings downgrades in 2001 decreased our ability to sell this product. Income Annuities also sells non-structured fixed annuities, that provide an immediate payment stream. Overall sales of immediate annuities (including structured settlements) were $29.3 and $93.6 in the three and nine months ended September 30, 2003, respectively, compared with $34.1 and $69.8 in the same periods of 2002. The increase during the first nine months of 2003 was due to continued efforts to grow the sales of non-structured settlement annuity products. Structured settlement sales included $10.4 and $27.2 in annuities purchased by Property & Casualty affiliates in the three and nine months ended September 30, 2003, respectively, compared with $17.9 and $33.8 in the same periods of 2002. Income Annuities' contracts are non-surrenderable and supported by long-term invested assets consisting primarily of long duration bonds and mortgage-backed securities.

Revenues decreased to $121.7 in the third quarter of 2003 from $134.0 in the same quarter of 2002. Revenues for the first nine months of 2003 decreased to $383.9 compared with $392.6 for the same period in 2002. Revenues for the three months ended September 30, 2003 were impacted by unfavorable prepayment adjustments on mortgage-backed securities of $5.8 in the quarter compared with favorable prepayment adjustments of $6.3 in the same period of 2002. Revenues for the nine months ended September 30, 2003 reflected lower favorable prepayment adjustments on mortgage-backed securities ($1.3 for the nine months ended September 30, 2003 compared with $5.2 in the same period of 2002) and lower interest rates on reinvestment.

Pretax operating loss was $0.9 in the third quarter of 2003 compared with pretax operating earnings of $11.5 in the same quarter of 2002 due to the unfavorable prepayment adjustment on mortgage-backed securities described above. Pretax operating earnings for the first nine months of 2003 decreased to $17.6 compared with $27.6 for the same period in 2002. This was due to lower interest income and the lower favorable prepayment adjustments on mortgage-backed securities described above.

Retirement Services

                                                     Three Months Ended           Nine Months Ended
                                                        September 30                September 30
-----------------------------------------------------------------------------------------------------------
                                                          2003          2002          2003          2002
                                                  ---------------------------------------------------------
Revenues                                            $      96.6    $    96.3    $     289.1    $    284.1
Pretax Operating Earnings                                   3.3          1.4           13.2          13.4
General Account Liabilities at September 30             6,572.5      5,864.4        6,572.5       5,864.4
Separate Account Liabilities at September 30              938.3        770.3          938.3         770.3
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

Revenues of $96.6 in the third quarter of 2003 were flat compared with the same quarter of 2002. Revenues for the first nine months of 2003 increased to $289.1 compared with $284.1 for the same period in 2002. The increase in 2003 was due to higher investment income as a result of growth in general account liabilities, partially offset by decreased interest income due to lower reinvestment rates.

Pretax operating earnings increased to $3.3 in the third quarter of 2003 from $1.4 in the same quarter of 2002. The increase in 2003 was due to improved margins on our fixed deferred annuities and increased income on our variable annuity products as a result of improving equity markets. These positive impacts were reduced by increased operating expenses. Pretax operating earnings of $13.2 for the first nine months of 2003 were flat compared with the same period in 2002. This reflected higher operating expenses in the nine months ended September 30, 2003, offset by improved margins on our fixed deferred annuities.

General account liabilities increased to $6,572.5 at September 30, 2003 from $5,864.4 at September 30, 2002. The increase was due to sales of our fixed deferred annuity products over that time period, partially offset by scheduled GIC withdrawals. The increase in separate account liabilities to $938.3 from $770.3 was a result of the improving equity markets.

Individual

                                                     Three Months Ended           Nine Months Ended
                                                        September 30                September 30
-----------------------------------------------------------------------------------------------------------
                                                         2003          2002          2003          2002
                                                  ---------------------------------------------------------
Revenues                                            $      96.3    $    96.2    $     288.0    $   282.8
Pretax Operating Earnings                                   3.9          3.5            5.3         17.7
-----------------------------------------------------------------------------------------------------------

Individual products include term, universal and variable universal life and BOLI. BOLI is universal life insurance sold to banks and is extremely sensitive to financial strength ratings; consequently, our ratings downgrades in 2001 significantly curtailed the volume of new BOLI deposits.

Revenues of $96.3 in the third quarter of 2003 were flat compared with the same quarter of 2002. Revenues for the first nine months of 2003 increased to $288.0 compared with $282.8 for the same period in 2002. Updated term and universal life insurance products launched in 2002 and a new internet sales tool (Safeco
Now) contributed to the increased sales in 2003.

Pretax operating earnings increased to $3.9 in the third quarter of 2003 from $3.5 in the same quarter of 2002. The slight increase in the third quarter of 2003 was due to decreased claim experience, partially offset by increased operating expenses and a lower BOLI interest spread. Pretax operating earnings for the first nine months of 2003 decreased to $5.3 compared with $17.7 for the same period in 2002. The decrease was due primarily to higher claims, higher operating expenses, and a lower BOLI interest spread in the nine months ended September 30, 2003.

Asset Management

                                                     Three Months Ended           Nine Months Ended
                                                        September 30                September 30
-----------------------------------------------------------------------------------------------------------
                                                         2003          2002          2003          2002
                                                  ---------------------------------------------------------
Revenues                                            $       7.0    $     7.0    $      19.9    $     23.2
Pretax Operating Earnings                                   1.1          0.9            1.3           4.9
Assets Under Management at September 30                 3,993.0      3,747.8        3,993.0       3,747.8
-----------------------------------------------------------------------------------------------------------

Asset Management serves as the investment advisor for the Safeco Mutual Funds and variable insurance portfolios, and for institutional and trust accounts. Revenues of $7.0 in the third quarter of 2003 were flat compared with the same quarter of 2002. Revenues for the first nine months of 2003 were $19.9 down from $23.2 for the same period in 2002, due to decreased investment advisory fee revenue on lower average assets under management.

Assets under management of $3,993.0 at September 30, 2003 were up from $3,747.8 a year ago and reflected improved equity markets in the third quarter of 2003. Pretax operating earnings of $1.1 in the third quarter of 2003 were up slightly compared with the same period a year ago. The decline in pretax operating earnings to $1.3 in the first nine months of 2003 from $4.9 a year ago reflected the overall decline in equity markets and the consequent reduction in fees earned.

L&I Other

                                                     Three Months Ended           Nine Months Ended
                                                        September 30                September 30
-----------------------------------------------------------------------------------------------------------
                                                         2003          2002          2003          2002
                                                  ---------------------------------------------------------
Revenues                                            $      52.8    $    47.6    $     159.0    $   141.9
Pretax Operating Earnings                                  21.2         19.9           67.4         60.4
-----------------------------------------------------------------------------------------------------------


Our L&I Other segment is comprised mainly of investment income on capital and accumulated earnings of the other reportable segments, as well as commissions received by Talbot Financial Corporation (Talbot), our insurance agency that distributes property and casualty and life insurance and investment products. Revenues were $52.8 for the third quarter of 2003 compared with $47.6 in the same quarter of 2002. Revenues for the first nine months of 2003 were $159.0 compared with $141.9 for the same period in 2002. The increase in revenues in 2003 was primarily due to an increase in contingent commission bonuses and brokerage income received by Talbot, and increased investment income. Pretax operating earnings were $21.2 for the third quarter of 2003 compared with $19.9 in the same quarter of 2002. Pretax operating earnings for the first nine months of 2003 were $67.4 compared with $60.4 for the same period in 2002.


Corporate - Results of Operations

                                                     Three Months Ended           Nine Months Ended
                                                        September 30                September 30
-----------------------------------------------------------------------------------------------------------
                                                         2003          2002          2003          2002
                                                  ---------------------------------------------------------
Pretax Loss before Net Realized Investment Gains
    (Losses)                                        $     (29.9)   $   (16.1)   $     (56.2)   $   (42.3)
Net Realized Investment Gains (Losses) before
    Income Taxes                                            5.6        (45.7)          26.0        (64.3)
                                                  ---------------------------------------------------------
Loss before Income Taxes                            $     (24.3)   $   (61.8)   $     (30.2)   $  (106.6)
-----------------------------------------------------------------------------------------------------------


The Corporate segment includes operating results for Safeco Corporation, SFP, Safeco Properties, Inc. and intercompany transaction eliminations. Interest expense on borrowings and capital securities totaled $29.9 and $17.9 in the third quarter of 2003 and 2002, respectively, and $60.2 and $50.3 for the nine months ended September 30, 2003 and 2002, respectively. Interest expense for the three and nine months ended September 30, 2003 includes $17.3 for the distributions on our Capital Securities due to our July 1, 2003 adoption of SFAS
150. Prior to adoption of SFAS 150, these amounts were reported after tax as Distributions on Capital Securities on our Consolidated Statements of Income
(Loss). SFAS 150 does not allow prior periods to be restated to reflect the current presentation.

SFP was organized in 2000 to write S&P 500 index options to mitigate the risk associated with Life & Investments' Equity Indexed Annuity (EIA) product. SFP also engages in limited activity for its own account by selling single-name credit default swaps (credit swaps), writing and hedging S&P 500 Index options and investing in and hedging convertible bonds. In conjuction with our strategy to focus on Property & Casualty products, we will wind down SFP's operations. Changes in the fair values of derivative instruments and any net realized gain or loss are recognized in current income. Net investment income includes the premium income on the credit swaps and the earnings and fair value adjustments for the S&P 500 index options and the convertible bonds. Net realized investment gain and loss includes the fair value adjustments and net realized investment gains and losses from the credit swaps. SFP's pretax loss before net realized investment gains and losses was $0.9 for the third quarter of 2003 compared with a loss of $5.4 in 2002. SFP's pretax income (loss) before net realized investment gains and losses was $0.3 and ($0.6) in the first nine months of 2003 and 2002, respectively.

SFP had credit swaps with notional amounts outstanding totaling $894.0 and $835.0 at September 30, 2003 and December 31, 2002, respectively. These credit swaps involved selling credit protection for a fee that covered certain credit events on assets owned by the buyer (financial institutions and investment banks) such that if a credit event occurs SFP would make a payment to the buyer. The credit swaps are marked-to-market and this adjustment is recorded in net realized investment gains and losses on the Consolidated Statements of Income
(Loss). Total net realized investment gain before taxes in the third quarter of 2003 was $2.8 compared with a total net realized investment loss before taxes of $27.3 in the same period of 2002. Total net realized investment gain before taxes for the nine months ended September 30, 2003 was $22.1 compared with a total net realized investment loss before taxes of $43.6 for the same period in 2002.

The table below summarizes the quality of the credit swap portfolio:

                                                            Percent at
                                                            September 30
 RATING                                                        2003
-------------------------------------------------------------------------

AAA                                                             14%
AA                                                               1
A                                                               40
BBB                                                             42
BB and lower                                                     3
                                                     --------------------
Total                                                          100%
-------------------------------------------------------------------------


The fair value of SFP's written S&P 500 index options liability was $45.8 and $21.4 at September 30, 2003 and 2002, respectively. SFP's investment portfolio included investment grade convertible bonds with market values totaling $66.9 and $50.1 at September 30, 2003 and 2002, respectively.

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

Safeco uses funds to support operations, service and pay down debt, pay dividends to our shareholders and grow the investment portfolio. Cash from insurance operations is used primarily to pay claims and claim adjustment expenses. Most insurance premiums are received before or at the time premium revenues are recognized, while related claims are incurred and paid in subsequent months or years. Catastrophe claims, the timing and amount of which are inherently unpredictable, may create increased liquidity requirements.


Total cash provided by operating activities was $1,031.3 for the first nine months of 2003 compared with $588.9 in the same period a year ago. The increase in 2003 was primarily due to improved underwriting results in Auto, Homeowners and SBI-Regular.


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

Safeco maintains a bank credit facility of $500.0 available through September 2005. Safeco pays a fee to have the facility available and does not maintain deposits as compensating balances. The facility carries certain covenants that require Safeco to maintain a specified minimum level of shareholders' equity and a maximum debt-to-capitalization ratio. There were no borrowings under the facility as of September 30, 2003 or December 31, 2002 and Safeco was in compliance with all covenants.

Management believes that cash flow from operations, investment portfolio and credit facilities are sufficient to meet our future liquidity needs.

The following tables summarize Safeco's contractual obligations as of September 30, 2003:

                                                                   Payments due
-----------------------------------------------------------------------------------------------------------
                                                        Less than                              More than
CONTRACTUAL OBLIGATIONS                      Total       1 Year      1-3 Years    3-5 Years     5 Years
-----------------------------------------------------------------------------------------------------------
Long-Term Debt (including Capital         $  1,952.7   $      4.3   $      5.7   $    404.6   $  1,538.1
  Securities of $850.0)
Operating Leases                               329.8         52.4         92.5         78.9        106.0
                                         ------------------------------------------------------------------
Total Contractual Obligations             $  2,282.5   $     56.7   $     98.2   $    483.5   $  1,644.1
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

On September 29, 2003, we announced our intent to sell our Life & Investments business. As a result, A.M. Best and Fitch placed the financial strength ratings of our life insurance subsidiaries under review with developing implications and commented that our debt ratings, as well as the financial strength ratings of our Property & Casualty subsidiaries, are unaffected. Also, Standard & Poor's (S&P) lowered its ratings on our life insurance subsidiaries with developing implications and affirmed its ratings on Safeco Corporation and our Property & Casualty subsidiaries with a stable outlook. At the same time, Moody's downgraded the financial strength rating of Safeco Life Insurance Company with direction uncertain and affirmed the ratings of Safeco Corporation and our Property & Casualty subsidiaries with a stable outlook.

We believe our financial position is sound and continue to execute our action plans to improve Property & Casualty operating results. The effect of our operating action plans has been reflected in improved operating results and this has improved Safeco's debt service coverage during 2002 and the first nine months of 2003.

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

The following table summarizes Safeco's current ratings:





                                                                                                   Standard
                                                       A.M.Best         Fitch         Moody's       & Poor's
------------------------------------------------------------------------------------------------------------

Safeco Corporation
    Senior Debt                                              bbb+         A-            Baa1         BBB+
    Capital Securities                                       bbb         BBB+           Baa2         BBB-

Financial Strength/Claims-Paying Ability
    Property & Casualty Subsidiaries                           A          AA-             A1           A+
    Life Subsidiaries                                          A          AA-             A2           A-
------------------------------------------------------------------------------------------------------------


Investment Summary

Net Investment Income

Safeco's consolidated pretax net investment income was $409.8 in the third quarter of 2003 compared with $420.4 in the same quarter of 2002. Pretax net investment income for the first nine months of 2003 was $1,255.4 compared with $1,247.9 for the same period in 2002. The investment portfolios of Property & Casualty and Life & Investments produced substantially all of this net investment income.

                                                     Three Months Ended           Nine Months Ended
PRETAX NET INVESTMENT INCOME                            September 30               September 30
---------------------------------------------------------------------------------------------------------
                                                        2003          2002         2003          2002
                                                  -------------------------------------------------------
Property & Casualty                                 $     113.7   $   114.5    $     343.0   $   345.0
Life & Investments                                        295.7       307.1          903.0       897.7
Corporate and Other                                         0.4        (1.2)           9.4         5.2
                                                  -------------------------------------------------------
Total                                               $     409.8   $   420.4    $   1,255.4   $ 1,247.9
---------------------------------------------------------------------------------------------------------

                                                     Three Months Ended         Nine Months Ended
                                                        September 30               September 30
                                                  -------------------------------------------------------
PRETAX INVESTMENT INCOME YIELDS                         2003          2002         2003          2002
---------------------------------------------------------------------------------------------------------
Property & Casualty                                         5.6%        5.9%           5.7%        5.9%
Life & Investments                                          6.7%        7.5%           6.8%        7.4%
---------------------------------------------------------------------------------------------------------


Property & Casualty pretax net investment income decreased to $113.7 in the third quarter of 2003 from $114.5 in the same quarter of 2002. Pretax net investment income declined in the first nine months of 2003 to $343.0 compared with $345.0 for same period in 2002. On an after tax basis, net investment income was $83.3 and $84.1 for the third quarters ending September 30, 2003 and 2002, respectively, and $253.3 and $260.4 for the nine months ended September 30, 2003 and 2002, respectively. Income for the first nine months of 2003 reflected lower interest rates and the repositioning of the Property & Casualty investment portfolio in 2002 to reduce the average duration and to reduce equity holdings.


Life & Investments pretax net investment income decreased to $295.7 in the third quarter of 2003 from $307.1 in the same quarter of 2002, and increased in the first nine months of 2003 to $903.0 compared with $897.7 for the same period in 2002. On an after tax basis, net investment income was $205.1 and $199.7 for the quarter ended September 30, 2003 and 2002, respectively, and $601.5 and $585.3 for the nine months ended September 30, 2003 and 2002, respectively. The decrease in pretax net investment income during the third quarter of 2003 was due to unfavorable adjustments on mortgage-backed securities of $5.8 in Income Annuities compared with favorable prepayment adjustments of $6.3 in the same period of 2002. The increase in after-tax net investment income in the third quarter of 2003 reflects a lower effective tax rate as a result of a favorable federal income tax settlement regarding prior tax years. The growth in net investment income during the first nine months of 2003 was due to higher invested assets related to the growth of total funds held under deposit contracts, partially offset by lower yields on new investments and reinvested assets.


Net Realized Investment Gains and Losses

Pretax net realized investment gains and losses for the periods indicated by business and component were as follows:

                                                       Three Months Ended         Nine Months Ended
NET REALIZED INVESTMENT GAINS (LOSSES)                    September 30               September 30
-----------------------------------------------------------------------------------------------------------
                                                             2003        2002         2003          2002
                                                    -------------------------------------------------------
Property & Casualty                                   $       7.2    $    71.2   $      10.6   $    302.7
Life & Investments                                           11.3        (13.0)        (40.1)       (99.9)
Impairments related to intent to sell L&I                  (119.6)        --          (119.6)        --
Corporate                                                     5.6        (45.7)         26.0        (64.3)
                                                    -------------------------------------------------------
Total                                                 $     (95.5)   $    12.5   $    (123.1)  $    138.5
-----------------------------------------------------------------------------------------------------------




                                                       Three Months Ended         Nine Months Ended
NET REALIZED INVESTMENT GAINS (LOSSES)                    September 30               September 30
-----------------------------------------------------------------------------------------------------------
                                                             2003        2002         2003          2002
                                                    -------------------------------------------------------
Gains on Securities Transactions                      $      24.8    $    42.1   $      98.8   $    301.8
Impairments on Fixed Maturities                              (7.1)       (37.4)       (124.7)      (137.4)
Impairments on Equity Securities                             (7.2)        (0.6)        (20.5)       (14.7)
Impairments related to intent to sell L&I                  (119.6)        --          (119.6)        --
Credit Swap Mark-to-Market                                    2.8        (27.3)         22.1        (43.6)
Other                                                        10.8         35.7          20.8         32.4
                                                    -------------------------------------------------------
Total                                                 $     (95.5)   $    12.5   $    (123.1)  $    138.5
-----------------------------------------------------------------------------------------------------------


Pretax investment impairments by portfolio were as follows:

                                                     Three Months Ended           Nine Months Ended
PRETAX INVESTMENT IMPAIRMENTS                           September 30                September 30
-----------------------------------------------------------------------------------------------------------
                                                           2003        2002          2003          2002
                                                  ---------------------------------------------------------
Property & Casualty                                 $      10.0    $     1.7    $      46.4    $      20.6
Life & Investments                                        123.9         36.1          217.6          117.2
Corporate                                                  --            0.2            0.8           14.3
                                                  ---------------------------------------------------------
Total                                               $     133.9    $    38.0    $     264.8    $     152.1
-----------------------------------------------------------------------------------------------------------


Gains on securities transactions for the nine months ended September 30, 2003 relate primarily to calls and fixed maturity sales initiated to manage our call risk and improve the credit quality of the underlying portfolio. Gains on securities transactions for the nine months ended September 30, 2002 relate primarily to the repositioning of our Property & Casualty portfolio to reduce average duration.

The increase in fixed maturity impairments in the first nine months of 2003 compared with a year ago, partially reflected impairments primarily in the airline and franchise sectors and was due to continued credit deterioration, which began to slow in the second quarter. Due to our intent to sell the Life & Investments business and its related investment portfolio (see MD&A "Strategic Initiatives"), we recorded $119.6 in impairment charges during the third quarter of 2003 for securities with unrealized losses that may not be held for the time period necessary to recover in value before the completion of the sale.

We analyze all investments with a fair value below cost each quarter to determine if an other than temporary decline in value has occurred. The determination of whether a decline is other than temporary is made based on the relevant facts and circumstances related to the security. These considerations include: (1) the length of time and the extent to which the fair value has been less than cost; (2) the financial condition and near-term prospects of the issuer, including any specific events that influence the operations of the issuer or that affect its future earnings potential; (3) our intent and ability to retain the investment for a period of time sufficient to allow for a recovery in value; (4) a review of any downgrades of the security by a rating agency; and
(5) any reduction or elimination of dividends or non-payment of scheduled interest payments. Determining what constitutes an other than temporary decline involves judgment. Declines in fair value below cost not considered other than temporary in the current period could be considered other than temporary in a future period and reduce earnings to the extent of the impairment.

The total proceeds at fair value from fixed maturities and equities sold at a loss were $88.5 for the third quarter ended September 30, 2003. The related total pretax net realized investment loss on these sales was $14.0. The total proceeds at fair value from fixed maturities and equities sold at a loss were $287.3 for the nine months ended September 30, 2003. The related total pretax net realized investment loss on these sales was $42.8. In accordance with our investment impairment process described above, we consider our intent and ability to retain investments for a period of time sufficient to allow for a market value recovery. However, our intent to hold is reassessed frequently in light of financial market fluctuations and the financial condition and near term prospects of the issuer. Safeco's sales activity reflects ongoing management decisions and modifications in our intent due to actual or expected deterioration in the issuer's credit, our decisions to lessen exposure to a particular industry and our actions to reposition our asset allocation.

Credit swap mark-to-market gains of $2.8 and $22.1 for the three and nine months ended September 30, 2003, respectively, were due to tightening in credit spreads on SFP's credit default swap portfolio. This compared with a widening of credit spreads and the resulting mark-to-market loss of $27.3 and $43.6 over the same respective periods in 2002.

Included in Other for the nine months ended September 30, 2003 was $15.2 related to interest rate hedges on forecasted transactions not probable of occurring. SFAS 133 requires amounts recorded in AOCI that relate to forecasted transactions that are no longer probable of occurring within a specified time period to be recognized in earnings immediately. No such amounts were reclassified from AOCI into earnings during the three months ended September 30, 2003 or the three and nine months ended September 30, 2002.

Investment Portfolio

The table below summarizes Safeco's consolidated securities investment portfolio at September 30, 2003:




                                                                               Cost or
 SEPTEMBER 30, 2003                                                        Amortized Cost   Carrying Value
-----------------------------------------------------------------------------------------------------------
PROPERTY & CASUALTY
    Fixed Maturities - Taxable                                                  $  5,103.9     $  5,454.1
    Fixed Maturities - Nontaxable                                                  2,047.0        2,203.2
    Equity Securities                                                                655.5        1,029.2

LIFE & INVESTMENTS
    Fixed Maturities - Taxable                                                    16,360.4       17,977.2
    Fixed Maturities - Nontaxable                                                      7.6            7.7
    Equity Securities                                                                 96.2          112.6

CORPORATE
    Fixed Maturities - Taxable                                                        25.3           91.3
    Equity Securities                                                                  8.5           25.3
                                                                             ------------------------------
Total Fixed Maturities and Equity Securities                                      24,304.4       26,900.6
Mortgage Loans                                                                       937.9          937.9
Other Invested Assets                                                                159.0          159.0
Short-Term Investments                                                               449.2          449.2
                                                                             ------------------------------
Total Consolidated Investment Portfolio                                         $ 25,850.5     $ 28,446.7
-----------------------------------------------------------------------------------------------------------


Safeco's consolidated portfolio of investment securities at September 30, 2003 consisted of $25,733.5 fixed maturities and $1,167.1 of equity securities at market value. Included in the fixed maturities carrying amount were gross unrealized losses of $15.9 and gross unrealized gains of $2,205.2. Included in the equity securities carrying value were gross unrealized losses of $1.4 and gross unrealized gains of $408.3. The only industry that contributed more than 10% of the total gross unrealized loss were air and freight couriers (20%). Safeco reviewed all securities in an unrealized loss position and determined that these declines in fair value were temporary as of September 30, 2003.

As of September 30, 2003, unrealized losses on fixed maturities that were in an unrealized loss position for longer than a year amounted to $8.6. This compared with $88.2 as of June 30, 2003. The decrease from June 30, 2003 is due to the impairment recorded during the third quarter related to our announced intent to sell our Life & Investments business.

We continue to monitor fixed maturities and equities in an unrealized loss position as part of our overall portfolio evaluation and if an unrealized loss were determined to be other than temporary, the impairment loss would be recognized in the Consolidated Statements of Income (Loss) in the current period when that determination is made.

Safeco's consolidated investment portfolio included $340.6 of non-publicly traded fixed maturities and equity securities, representing 1.3% of the portfolio at September 30, 2003.

On a consolidated basis, below investment-grade securities with a fair value of $1.4 billion were held at September 30, 2003 compared with $1.1 billion at December 31, 2002. The related amortized cost for the below investment-grade securities at September 30, 2003 and December 31, 2002 was $1.3 billion and $1.2 billion, respectively.

The quality of Property & Casualty's fixed maturities portfolio (at fair value) is detailed in the following table:

                                                                                          Percent at
 RATING                                                                               September 30, 2003
-----------------------------------------------------------------------------------------------------------

AAA                                                                                             40%
AA                                                                                              11
A                                                                                               24
BBB                                                                                             20
BB and Lower                                                                                     4
Not Rated                                                                                        1
                                                                                     ----------------------
Total                                                                                          100%
-----------------------------------------------------------------------------------------------------------

The quality of Life & Investments' fixed maturities (at fair value) portfolio is detailed in the following table:

                                                                                          Percent at
 RATING                                                                                September 30, 2003
-----------------------------------------------------------------------------------------------------------

AAA                                                                                             32%
AA                                                                                               4
A                                                                                               24
BBB                                                                                             32
BB and Lower                                                                                     6
Not Rated                                                                                        2
                                                                                     ----------------------
Total                                                                                          100%
-----------------------------------------------------------------------------------------------------------


Our consolidated fixed maturity and equity securities portfolio is well-diversified by issuer and by industry type. As of September 30, 2003, there were no single-issuer holdings exceeding 1% of our consolidated investment portfolio. Industry concentrations exceeding 3% of our consolidated investment portfolio were as follows at September 30, 2003:

                                                                                         Percent at
 INDUSTRY                                                            Carrying Value  September 30, 2003
-----------------------------------------------------------------------------------------------------------

State and Political Subdivisions                                    $       2,960.1             10%
Electric Utilities                                                          2,150.5              8
U.S. Government & Agencies                                                  1,842.0              6
Banks                                                                       1,753.0              6
Diversified Financial Services                                              1,145.6              4
Mortgage-Backed Securities                                                  5,370.5             19
Other                                                                      11,678.9             41
                                                                -------------------------------------------
Total Fixed Maturities and Equity Securities                               26,900.6             94
Mortgage Loans                                                                937.9              3
Other Invested Assets                                                         159.0              1
Short-Term Investments                                                        449.2              2
                                                                -------------------------------------------
Total Consolidated Investment Portfolio                             $      28,446.7            100%

-----------------------------------------------------------------------------------------------------------


The table below summarizes Safeco's consolidated holdings of mortgage-backed securities at September 30, 2003:



                                                                                        Carrying Value
                                                                    Cost or       -------------------------
SEPTEMBER 30, 2003                                               Amortized Cost      Amount        Percent
-----------------------------------------------------------------------------------------------------------
RESIDENTIAL
Planned and Targeted Amortization Class and Sequential Pay CMOs    $    2,309.1    $ 2,403.3       45%
Accrual Coupon (Z-Tranche) CMOs                                           433.9        481.3        9
Floating Rate CMOs                                                         85.6         89.9        2
Companion/Support, Principal Only, Interest Only CMOs                       9.7         10.5       --
Subordinates                                                               23.0         23.7       --
Residential Mortgage-Backed Pass-Throughs (Non-CMOs)                      379.9        391.4        7
                                                                -------------------------------------------
Total                                                                   3,241.2      3,400.1       63
                                                                -------------------------------------------

SECURITIZED COMMERCIAL REAL ESTATE
Government/Agency-Backed                                                  460.1        490.0        9
CMOs and Pass-Throughs (Non-agency)                                     1,074.5      1,165.7       22
                                                                -------------------------------------------
Total                                                                   1,534.6      1,655.7       31
Other CMOs                                                                301.1        314.7        6
                                                                -------------------------------------------
Total                                                              $    5,076.9      5,370.5      100%
-----------------------------------------------------------------------------------------------------------

Safeco's consolidated investment holdings in mortgage-backed securities with a fair value of $5.4 billion at September 30, 2003, consists mainly of residential collateralized mortgage obligations (CMOs), pass-throughs and commercial loan-backed mortgage obligations (CMBSs). Life & Investments portfolio holds 80.0% and Property & Casualty portfolio holds 20.0% of these securities. Ninety-two percent of the mortgage-backed securities were government/agency-backed or AAA rated at September 30, 2003. Safeco has intentionally limited its investment in riskier, more volatile CMOs and CMBSs (e.g., principal only, interest only, etc.) to $34.2 or 0.6% of total mortgage-backed securities at September 30, 2003.

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

(b) Changes in Internal Control Over Financial Reporting. There were no changes in internal control over financial reporting during the third quarter that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(A)      EXHIBITS

         31.1 Certification of Chief Executive Officer of Safeco Corporation, dated November 5, 2003, in accordance with Securities Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2 Certification of Chief Financial Officer of Safeco Corporation, dated November 5, 2003, in accordance with Securities Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1 Certification of Chief Executive Officer of Safeco Corporation, dated November 5, 2003, in accordance with 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         32.2 Certification of Chief Financial Officer of Safeco Corporation, dated November 5, 2003, in accordance with 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(B) REPORTS ON FORM 8-K

         The registrant filed the following 8-K's during the quarter ended September 30, 2003 and for the period up to the filing date of this Form 10-Q.


         Filing dated          Under                Filing related to:
         -------------------------------------------------------------------------------------------------

         July 28, 2003         Item 9 (Regulation   Earnings Release for quarter ended June 30, 2003.
                               FD Disclosure)

         September 29, 2003    Item 5 (Other Event) Announcements regarding intent to: (1) sell Life &
                                                    Investments business; (2) eliminate 500 positions;
                                                    and (3) strengthen workers compensation loss
                                                    reserves by $205 million pretax.

         October 6, 2003       Item 9 (Regulation   Appointment of corporate controller.
                               FD Disclosure)

         October 27, 2003      Item 12 (Results of  Earnings Release for
                               Operations and       quarter ended September 30,2003.
                               Financial Condition)
         -------------------------------------------------------------------------------------------------


Safeco Corporation and Subsidiaries

-------------------------------------------------------------------------------
Signatures
-------------------------------------------------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 5, 2003.

                               Safeco Corporation
                               -----------------------------------------------
                               Registrant


                                /s/ CHRISTINE B. MEAD
                               -----------------------------------------------
                               Christine B. Mead
                               Senior Vice President, Chief Financial Officer
                                and Secretary