Form 10-K
period 2003-12-31
SAFECO CORP
filed 2004-03-12
CIK 86104

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Year Ended December 31, 2003

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

Common Stock, No Par Value: 139,028,980 shares were outstanding at February 27, 2004.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     YES  ☒     NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    YES  ☒    NO  ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2003, was $4,900,000,000.

Documents incorporated by reference: Portions of the registrant’s definitive Proxy Statement for the 2004 annual shareholders meeting are incorporated by reference into Part III.

Safeco Corporation and Subsidiaries

Index to Financial Statements, Schedules and Exhibits

Part I

(Dollar amounts in millions except for ratios and per share data unless noted otherwise)

Item 1: OUR BUSINESS:

We are a Washington State corporation with headquarters in Seattle. We had 11,200 employees at February 27, 2004. We sell insurance and investment products through a national network of independent agents, brokers and financial advisors. Our businesses help people protect what they value and deal with the unexpected.

We started our business in 1923. Even though we’ve been in the insurance business for more than 80 years, we’re still working hard to simplify (hence our marketing brand “Uncomplicate”) the process of buying, selling and owning insurance for our distribution partners and customers.

We have two major businesses:

•	Property & Casualty (P&C) – provides auto and homeowners insurance to individuals, commercial insurance for small- and medium-sized businesses and surety bonds.

•	Life & Investments (L&I) – provides individual life and group medical insurance, retirement services, annuities, mutual funds and investment advisory services.

In September 2003, however, we announced our decision to focus on our P&C operations and to sell our L&I businesses. More information about our decision can be found on pages 16-17.

The earned premiums of our P&C business in 2003 were as follows:

2003 P&C EARNED PREMIUMS
Personal Auto	46%
Homeowners & Specialty	20
Small Business	22
Other Commercial	9
Surety	3

Total	100%

The premiums, net investment income and other revenues for our L&I business in 2003 were as follows:

2003 L&I PREMIUMS, NET INVESTMENT INCOME AND OTHER REVENUES
Group	27%
Income Annuities	25
Retirement Services	19
Individual	18
Asset Management	1
L&I Other	10

Total	100%

Our Vision and Strategy

In light of our planned divestiture of the L&I businesses, in this section we discuss our forward-looking vision and strategy for our P&C business. Our vision is to be one of the top-performing property and casualty companies in the industry. We’ll measure our success by tracking our performance against these three financial goals:

•	Earnings Per Share – average annual growth of 15%, with a goal of doubling our earnings over the next five years.

•	Return on Equity – performance that ranks us among the top 10% of our peer group. In today’s market conditions, this would mean delivering a 15% return on equity.

•	Revenue Growth – double-digit growth, when we can grow profitably.

To achieve our vision, we must be distinctly good at motivating our independent distributors to sell our products. We will do this by continuing to develop and service P&C insurance products in ways that:

•	Meet the needs of our shared customers at a fair price

•	Lower our distributors’ operating costs

•	Increase our distributors’ margins

•	Increase our profitability

Our P&C distributors are the 7,300 independent agents and brokers who sell our insurance products throughout the United States.

Our strategy focuses on:

•	Standardized Products – Developing products that serve insurance needs for a broad range of customers, and that work with our unified, automated sales-and-service platform.

•	Independent Distribution – Distributing our products through independent agents and brokers who provide customers with choice and advice. We motivate our distributors to sell Safeco products by giving them more to sell, making it easier for them to sell and helping our distributors make more money selling our products.

•	Multiple Product Lines – Building “shelf space” in our distributors’ offices by offering a variety of P&C products that have the broadest customer reach -personal auto, homeowners, small commercial insurance and surety.

Our P&C Products

We are the 18th largest property and casualty insurance company in the United States based on 2002 total direct written premiums as reported by A.M. Best, an insurance rating and information agency. A.M. Best ranks companies based on written premiums, which are premiums charged for policies issued. However, premiums are earned and recorded as revenues over the policy term. As a result, the charts below use the net earned premiums measure, which is equivalent to our premium revenues. We use “net” because some of our premiums are ceded to reinsurers, which protect our capital just as insurers protect their customers.

The 10 states with the largest amount of net earned premiums in 2003 were as follows:

YEAR ENDED DECEMBER 31	2003		2002		2001
	Amount	% of Total	Amount	% of Total	Amount	% of Total
California	$833.1	17%	$762.5	17%	$743.4	17%
Washington	606.7	12	574.2	13	568.2	13
Texas	476.0	10	356.7	8	326.2	7
Oregon	265.0	6	238.2	5	234.8	5
Illinois	207.2	4	220.9	5	251.2	6
Connecticut	192.9	4	134.4	3	113.1	2
Missouri	190.8	4	190.5	4	196.1	4
Florida	190.7	4	176.6	4	157.9	3
Colorado	145.3	3	135.9	3	114.8	3
Michigan	107.1	2	109.2	2	120.9	3

Total 10 largest states	3,214.8	66	2,899.1	64	2,826.6	63
All others	1,687.0	34	1,622.2	36	1,646.2	37

Total	$4,901.8	100%	$4,521.3	100%	$4,472.8	100%

Our P&C business has four business segments:

•	Safeco Personal Insurance – offers personal auto, homeowners and other specialty insurance products for individuals.

•	Safeco Business Insurance – offers business owner policies, commercial multi-peril packages, workers compensation, property, general liability and commercial auto policies to small- and medium-sized businesses.

•	Surety – offers bonds that provide payment and performance guarantees primarily for construction businesses and for corporations.

•	P&C Other – includes property and casualty business that is in runoff or business that we have exited.

Net earned premiums for our P&C business segments are as follows:

YEAR ENDED DECEMBER 31	2003		2002		2001
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Safeco Personal Insurance	$3,239.0	66%	$2,907.6	64%	$2,709.6	61%
Safeco Business Insurance	1,479.3	30	1,461.0	32	1,643.4	37
Surety	153.6	3	126.3	3	95.6	2
P&C Other	29.9	1	26.4	1	24.2	—

Total	$4,901.8	100%	$4,521.3	100%	$4,472.8	100%

Safeco Personal Insurance

Net earned premiums for our Safeco Personal Insurance business segment are as follows:

YEAR ENDED DECEMBER 31	2003	2002	2001
Net Earned Premiums
Personal Auto	$2,269.1	$1,947.1	$1,767.4
Homeowners	768.1	757.4	740.6
Specialty	201.8	203.1	201.6

Total	$3,239.0	$2,907.6	$2,709.6

Personal Auto –We are the 14th largest writer of auto insurance in the United States, based on 2002 direct written premiums as reported by A.M. Best. We provide coverage for the liability of our customers to others for both bodily injury and property damage, for injuries sustained by our customers and for damage to our customers’ vehicles from collision and other hazards.

Our tiered auto product, now available in 43 of the 44 states where we write business, can cover more than 95% of all applicants in our agents’ offices. This product blends traditional underwriting methods with an automated underwriting and segmentation process that enables us to assign the price appropriate to the corresponding level of risk that we assume, driving greater competitive pricing precision and profitability. Our new point-of-sale (POS) technology, enabled by this automated underwriting process, allows distributors to quote and sell policies faster, allowing us to streamline the sales process.

Homeowners – We are the 10th largest writer of homeowners insurance in the United States, based on 2002 direct written premiums as reported by A.M. Best. We protect homes, condominiums and rental property contents against losses from a wide variety of hazards. We protect individuals from liability for accidents that occur on their property.

Due to our focus on profitability, we have not aggressively grown our homeowners business. We have, however, taken a number of actions to improve our results in this line of business and achieve returns appropriate for the risks insured.

Like auto, we’ve rolled out our tiered pricing structure for homeowners insurance in 43 of the 44 states where we write business. Also like auto, our tiered homeowners product allows us to match rates more closely to the risks that we insure and connects to our POS technology.

Specialty – We also offer umbrella, earthquake, dwelling fire, inland marine, recreational vehicle, motorcycle and boat insurance coverage for individuals. These specialty products broaden our personal lines portfolio so we can provide products to meet the majority of our policyholders’ personal insurance needs.

Safeco Business Insurance

Net earned premiums for our Safeco Business Insurance business segment are as follows:

YEAR ENDED DECEMBER 31	2003	2002	2001
Net Earned Premiums
SBI Regular	$1,097.5	$1,014.1	$1,033.0
SBI Special Accounts Facility	383.8	276.0	128.1
SBI Runoff	(2.0)	170.9	482.3

Total	$1,479.3	$1,461.0	$1,643.4

SBI Regular – This line offers a variety of commercial insurance products designed for small- and medium-sized businesses (customers who pay annual written premiums of $100,000 or less). Our principal business insurance products include business owner policies, commercial multi-peril, workers compensation, property, general liability and commercial auto. We are one of the largest writers of small-business insurance that sells primarily through independent agents in the United States. This market is highly fragmented, however. Given the increasing number of small businesses in the United States and the lack of a dominant market leader, we see growth potential in this segment and aim to become the top insurance writer.

We continued to roll out our automated underwriting platform, point-of-sale technology and customer service unit in 2003, enabling agents to quote, sell and service business policies more efficiently.

SBI Special Accounts Facility –We write large commercial accounts for our key agents who sell our core P&C products as well as four specialty commercial insurance programs which are lender-placed property, agents’ errors and omissions, mini-storage and warehouse properties and non-profit social service organizations.

SBI Runoff – SBI Runoff includes results for the large-commercial business accounts and specialty programs that we have exited.

Surety – We are the fifth largest writer of surety bonds in the United States, based on 2002 direct written premiums as reported by A.M Best. We provide surety bonds for construction, performance and legal matters that include appeals, probate and bankruptcies.

P&C Other – This segment includes runoff assumed reinsurance business, results from our London operations that are in runoff, and other product lines we have exited. It also includes our non-voluntary personal lines business.

Financial information on our segments can be found in Management’s Discussion and Analysis (MD&A) and Note 20 to the Consolidated Financial Statements.

Our P&C Competition

We operate in a highly competitive property and casualty industry. We compete for independent distributors and policyholders with thousands of domestic and foreign insurance companies. Competitive factors include:

•	Ease of doing business between distributors and insurers

•	Price of product

•	Customer service

•	Claims handling

•	Agent commission structure

•	Insurers’ financial strength and ratings

•	Reputation

•	Brand recognition

Because we focus on selling through independent distributors, we compete not only for business and individual customers, but also for distributors. Our products are sold to our policyholders by others. As a result, our first sale is to our distributors, then to the policyholders. Both are customers to us. Within our distributors’ offices, we compete with:

•	National monoline carriers

•	Major multiline carriers

•	More than 2,000 smaller regional carriers

Our competitive positioning is driven by three key ideas:

•	“Shelf space”

•	Standardized products

•	Ease of doing business

We believe that our ability to provide multiple property and casualty products gives us a “shelf space” advantage in our distributors’ offices over monoline carriers who offer just one product. This means that we can help our distributors meet all of their customers’ needs in an efficient way.

Our standardized personal auto, homeowners and small business products serve the insurance protection needs of the majority of insurance buyers in the U.S. marketplace. Our complete focus on these products and our investment in automation so these products can be sold and serviced over a common platform provide us with a competitive advantage over multiline carriers.

Our point-of-sale (POS) technology is easy for our independent distributors to use, drives operating efficiencies in their offices and gives us a competitive advantage over smaller carriers who have not made (or cannot afford) such investments.

In 2004, we’ll make this technology even easier to use with our rollout of Safeco Now – a one-stop, unified sales-and-service platform for our major P&C products. Safeco Now initially will feature a single point of entry for personal auto, homeowners, most small-commercial products and certain surety bonds. This will allow distributors to quote and sell these products in minutes and will provide them seamless cross-sell opportunities. The full range of P&C products are scheduled to go online over the next two years.

We also want to make buying and owning our products easy for our policyholders. Our claims are handled by professionals with the appropriate technical expertise necessary to handle coverage, liability and damage issues. We recognize the importance of the specialized and extensive training required for efficient claims handling so our policyholders have issues resolved quickly and receive prompt attention.

P&C Sales and Distribution

We are committed to distributing our products through independent distributors because they provide expertise to match the best product to a customer’s specific needs and build close, long-term advisory relationships with customers.

Our mission is to make our insurance products easy for our distributors to sell and easy for our policyholders to buy and service. We strive to motivate our distributors in this way and to lower their cost of selling our products so that they will sell our products more often.

P&C Service and Claims Administration

SERVICE

Like our customers, our independent distribution partners value choice, too. And we give them a choice when it comes to customer service support. If distributors prefer to handle service transactions on their own, we offer extensive online training to maximize efficiency. Through free e-school lessons, our partners learn how to inquire about claims status, account billings and premium payments. We also offer online and phone support if they need help completing a service transaction.

For distributors who want to focus on sales and growth and leave customer service transactions to us, we offer fee-based, Gold Service programs for both personal and business insurance. With Gold Service, we provide full-service customer support on behalf of our distribution partners through our regional service centers. Either way, we measure ourselves against a “zero-defect” standard in all our service transactions.

CLAIMS

In selling insurance policies for drivers, homeowners and small businesses, our most visible product is the personalized service and support we provide when customers experience a loss and file a claim. In our business, it is the moment of truth and the ultimate value of the product. We have a team of nearly 3,000 claims professionals across the country. They handled approximately 97% of our claims in 2003, including those from the devastating tornadoes and hailstorms in the South and Midwest, and the wildfires in California.

When disasters strike, our National Catastrophe Team immediately mobilizes to assess the damage, write checks to cover temporary living expenses and emergency repairs, and provide comfort and support to customers. In most cases, we issue payments to customers on the spot following a disaster. Within 14 days, we make payments on 73% of all catastrophe-related claims. This percentage increases to nearly 90% within 21 days of the event. Our job is to help our customers put their lives back together as quickly as possible.

We also contract with independent adjusters in remote locations where it’s impractical to have our own employees. Independent adjusters are also available to help us in extreme catastrophes when and where additional adjusters are needed.

Our claims processing combines the efficiency of centralized claims handling and customer service centers with the flexibility of field representatives. Our client service system supports a paperless claims environment, so our field representatives are not restricted to a specific physical location. We have also established distinct claims handling functions to address complex claims such as surety, workers compensation, asbestos, environmental and construction defects.

P&C Loss and Loss Adjustment Expense Reserves

Before we turn to an overview of our L&I operations, we first will address two major areas that could affect the viability and strength of our P&C business:

•	P&C Loss and Loss Adjustment Expense (LAE) Reserves

•	P&C Reinsurance

We’ll start with loss and LAE reserves, which are management’s estimates of losses from claims and related settlement expenses that we have not yet paid and that we include on our Consolidated Balance Sheets.

We record two kinds of loss and LAE reserves:

•	Case basis

•	Incurred but not reported (IBNR)

Case basis reserves are estimates established by claims adjusters of the amount we will have to pay for losses that have already been reported to us. These amounts include related legal expenses and other costs associated with resolving and settling a particular claim.

In addition, at the end of every reporting period, IBNR reserves are established to estimate the amount we will have to pay for:

•	Losses that have occurred, but have not yet been reported to us including related expenses

•	Losses including related expenses that have been reported to us that may ultimately be paid out differently than expected by case basis reserves

•	Losses including related expenses that have been paid and closed but may reopen and require future payment

We use actuarial methods and management judgment to estimate IBNR reserves.

ESTIMATING LOSS AND LAE RESERVES

Estimating loss and LAE reserves is complex. It requires us to make significant judgments and assumptions about a number of internal variables and external factors. Examples of internal variables that affect estimating these reserves include changes in our claims handling practices and changes in our business mix. Examples of external factors that affect estimating these reserves include:

•	Trends in loss costs

•	Economic inflation

•	Judicial changes

•	Legislative changes

In addition, certain claims may be paid out over a number of years, and there may be a significant lag between the time a loss that is insured by us occurs and the time it is reported to us.

These variables and factors affect in a variety of ways the amounts we have to pay for losses and related expenses. As a result, it’s not always possible to quantify their impact on our future payments. Our management arrives at its best estimate by examining actuarial estimates, holding discussions with claims and underwriting management, and considering changes in the internal and external environment. Because estimating reserves requires us to use assumptions and judgment, our actual future losses will differ from our estimates.

Some actuarial techniques rely on our past losses and LAE to estimate our future payments. The changes we’ve made in our business in recent years, however, will affect our future payments. For instance, we have introduced new products, tightened our underwriting criteria and improved our claims handling practices. As a result, we also consider these changes when estimating future payments.

In our most volatile lines of business, we use multiple actuarial techniques to help management evaluate results and trends. In some cases, using multiple actuarial techniques produces estimates within a relatively small range. This gives us added confidence in our reserve estimate. In other cases, however, using multiple actuarial techniques produces conflicting estimates. For these, we review the assumptions used in the techniques and management determines the best estimate to use for our loss and LAE reserves within the actuarial range.

REVISING LOSS AND LAE RESERVES

Reviewing and refining our loss and LAE reserve estimates is an ongoing process. We record any adjustments to these reserves in the periods in which we change the estimates. We record changes to these reserves in our results of operations.

We do not discount any of our reserves to present value.

We reduce our reserves by the amounts we expect to recover from salvage – the amount we recover from property that becomes ours after we pay for a total loss – and subrogation – our right to recover payments from third parties. We accrue salvage and subrogation recoveries on an individual case basis for large claims. We use actuarial techniques to estimate the amount for small claims.

We purchase reinsurance to limit our exposure to potential large losses. We record the amounts that we expect to recover from reinsurers as reinsurance recoverable assets on our Consolidated Balance Sheets. For more discussion on reinsurance, see P&C Reinsurance on page 14.

ANALYSIS OF LOSSES AND LAE RESERVE DEVELOPMENT

The Analysis of Losses and LAE Reserve Development table on page 13 shows the development of our loss and LAE reserves from 1993 through 2003. For 1997 to 2003, the table includes amounts for American States Financial Corporation, which we acquired in 1997.

In the table on page 13:

•	Section A shows the unpaid loss and LAE reserves we recorded at December 31, 1993-2003. It breaks out these reserves as:

•	Gross of Reinsurance – our total amount of loss and LAE reserves

•	Reinsurance – the amount that we expect to be reimbursed by our reinsurers

•	Net of Reinsurance – the amount of our loss and LAE reserves after reinsurance

•	Section B shows the cumulative amount we have actually paid through the years. For example:

•	As shown in Section A, our loss and LAE reserves net of reinsurance at year-end 1993 were $1,995.1.

•	After 10 years we’ve actually paid $1,504.6.

•	Section C shows our revised loss and LAE reserve estimates through the years. For example:

•	As shown in Section A, our reserves net of reinsurance at year-end 1993 were $1,995.1.

•	Section C shows the annual reestimation of those reserves, and after 10 years our revised reserves were $1,651.4.

•	Section D shows the cumulative redundancy or deficiency developed through the years. A redundancy occurs when our reserves exceed our actual loss experience, and a deficiency occurs when our reserves are less than our actual experience. For example:

•	As shown in Section A, our loss and LAE reserves net of reinsurance at year-end 1993 were $1,995.1.

•	After one year those reserves developed an $81.3 redundancy and after 10 years the redundancy grew to $343.7. This is the difference between the reserves shown in Section A net of reinsurance, and the reestimated amounts in Section C.

Our Analysis of Losses and LAE Reserve Development table shows two trends:

•	Favorable development in reserve estimates from 1993 through 1996

•	Unfavorable development in reserve estimates from 1997 through 2003

The favorable trend from 1993 through 1996 was due to:

•	Loss and LAE reserves that were ultimately conservative

•	Benefits from establishing specialized claims units for construction defects, asbestos and environmental exposures and fraud investigations

•	Favorable workers compensation legislation in the early 1990s

•	Moderation in medical costs and inflation in that period

The unfavorable trend from 1997 through 2003 was due to:

•	Significant increases in workers compensation medical costs

•	Legislative and regulatory developments

•	Higher than expected number of construction defect, asbestos and environmental losses

In the Analysis of Losses and LAE Reserve Development table, all amounts include the effects of changes in amounts for prior periods.

Conditions and trends that affected our loss and LAE reserves in the past may not occur in the future. For example, substantial reduction in our large commercial insurance and program business in 2001 will distort trends in these tables. As a result, our Analysis of Losses and LAE Reserve Development table is not a basis for estimating future redundancies or deficiencies.

P&C - Analysis of Losses and LAE Reserve Development

DECEMBER 31	1993	1994	1995	1996	1997	1998	1999	2000	2001	2002	2003
A. Reserve for Unpaid Losses and LAE
Gross of Reinsurance	$2,095.2	$2,236.8	$2,180.8	$2,059.1	$4,310.5	$4,219.9	$4,378.6	$4,612.7	$5,053.7	$4,998.5	$5,044.6
Reinsurance	100.1	143.9	110.7	103.4	228.6	253.6	309.5	343.6	415.9	411.6	344.4

Net of Reinsurance	$1,995.1	$2,092.9	$2,070.1	$1,955.7	$4,081.9	$3,966.3	$4,069.1	$4,269.1	$4,637.8	$4,586.9	$4,700.2

B. Cumulative Net Amount Paid As Of
One Year Later	$620.5	$693.0	$755.4	$772.9	$1,345.5	$1,389.2	$1,510.7	$1,618.7	$1,672.1	$1,581.3
Two Years Later	947.6	1,068.3	1,095.0	1,101.4	2,049.3	2,165.5	2,336.2	2,537.8	2,575.1
Three Years Later	1,147.6	1,252.9	1,267.6	1,287.9	2,516.3	2,638.0	2,895.0	3,106.6
Four Years Later	1,252.5	1,341.5	1,370.0	1,404.3	2,821.0	2,981.9	3,245.1
Five Years Later	1,300.2	1,403.5	1,440.5	1,485.3	3,059.1	3,201.3
Six Years Later	1,342.9	1,449.6	1,493.1	1,600.9	3,223.9
Seven Years Later	1,377.0	1,488.9	1,591.4	1,639.9
Eight Years Later	1,406.1	1,576.5	1,623.7
Nine Years Later	1,482.1	1,603.8
Ten Years Later	1,504.6

C. Net Reserve Re-estimated As Of
One Year Later	$1,913.8	$2,033.2	$1,992.4	$1,947.7	$3,981.9	$4,045.1	$4,217.4	$4,614.2	$4,763.6	$4,836.8
Two Years Later	1,818.3	1,902.3	1,889.9	1,861.4	3,989.0	4,070.3	4,447.8	4,709.7	5,004.2
Three Years Later	1,716.1	1,801.9	1,804.7	1,806.6	3,986.0	4,209.9	4,506.0	4,960.1
Four Years Later	1,643.6	1,733.8	1,757.1	1,799.6	4,097.1	4,252.4	4,708.5
Five Years Later	1,599.8	1,702.8	1,757.3	1,849.6	4,147.2	4,397.6
Six Years Later	1,568.3	1,691.2	1,803.3	1,872.4	4,281.0
Seven Years Later	1,578.3	1,733.2	1,830.8	1,901.6
Eight Years Later	1,616.3	1,763.1	1,848.2
Nine Years Later	1,645.4	1,783.3
Ten Years Later	1,651.4

D. Cumulative Net Redundancy (Deficiency) As Of
One Year Later	$81.3	$59.7	$77.7	$8.0	$100.0	$(78.8)	$(148.3)	$(345.1)	$(125.8)	$(249.9)
Two Years Later	176.8	190.6	180.2	94.3	92.9	(104.0)	(378.7)	(440.6)	(366.4)
Three Years Later	279.0	291.0	265.4	149.1	95.9	(243.6)	(436.9)	(691.0)
Four Years Later	351.5	359.1	313.0	156.1	(15.2)	(286.1)	(639.4)
Five Years Later	395.3	390.1	312.8	106.1	(65.3)	(431.3)
Six Years Later	426.8	401.7	266.8	83.3	(199.1)
Seven Years Later	416.8	359.7	239.3	54.1
Eight Years Later	378.8	329.8	221.9
Nine Years Later	349.7	309.6
Ten Years Later	343.7

For further discussion of loss and LAE reserve development, see MD&A Section “P&C – Loss and Loss Adjustment Expense Reserves” on page 59 and Note 5 on page 118.

Gross loss and LAE reserve development approximates the net loss and LAE reserve development disclosed above.

P&C Reinsurance

Our policyholders buy insurance from us to reduce the financial impact of the losses they may suffer. In turn, Safeco then buys reinsurance to limit the financial impact of losses that may affect our results in covering the losses of our policyholders.

The reinsurance we buy limits our losses on certain individual risks or reduces our exposure to catastrophic events. We buy reinsurance from several providers and are not dependent upon any single reinsurer. Reinsurance does not affect our liability to our policyholders. We remain primarily liable to policyholders for the risks we insure.

We collect money from reinsurers for any losses we have that are covered by reinsurance. We had $372.0 of P&C reinsurance recoverables at December 31, 2003, net of an allowance of $16.3 that we have estimated as uncollectible. We had $419.9 of P&C reinsurance recoverables at December 31, 2002, net of an allowance of $12.5 that we estimated as uncollectible.

We analyze our reinsurance recoverables according to the credit ratings and types of reinsurers. At year-end 2003:

•	23.2% of our reinsurance recoverables were due from mandatory reinsurance pools.

•	Approximately 73.4% of the remaining amounts due from our reinsurers outside the mandatory pools were due from reinsurers rated A- or higher by A.M. Best.

To help reduce the financial impact of losses in our P&C business, our primary purchases of reinsurance cover:

•	Property catastrophes

•	Workers compensation

•	Commercial property

•	Commercial umbrella

•	Commercial basket retention

•	Surety

The availability of terrorism reinsurance is limited in the commercial market. Our current reinsurance program provides limited terrorism coverage. All reinsurance treaties with the exception of commercial and personal umbrella exclude certified terrorist acts. Additionally, all terrorist acts involving nuclear, chemical, biological or radioactive materials are excluded from all reinsurance contracts.

Property Catastrophe Reinsurance - Our property catastrophe reinsurance reduces the financial impact a catastrophe could have on our personal property and commercial insurance lines. Catastrophes involve multiple claims and policyholders. We cannot accurately predict catastrophes, and the number and type of catastrophes can vary widely. The resulting losses could significantly exceed our prior experience. Catastrophes include hurricanes, windstorms, earthquakes, hailstorms, explosions, severe winter weather, fires and acts of terrorism.

Our property catastrophe reinsurance is excess of loss reinsurance, which provides us with reinsurance coverage over an agreed-upon amount. The terms of our 2004 property catastrophe reinsurance are:

•	The first $100.0 of any property catastrophe loss is entirely ours. This is our retention – the amount of losses we absorb before the reinsurers reimburse us.

•	Our reinsurers reimburse us 90% for the next $400.0 of the loss. We absorb the other 10%.

•	The entire amount of any loss above $500.0, is ours, except we have additional reinsurance for earthquake events.

•	For earthquake events, we purchase an additional level of coverage. Our reinsurers reimburse us for 90% of $260.0 in excess of $500.0. The entire amount of any earthquake loss above $760.0 is ours.

Should we make a catastrophe claim to our reinsurers, we can reinstate this reinsurance coverage once with payment of an additional premium.

Workers Compensation Reinsurance – Our workers compensation reinsurance reduces the financial impact a single-event or catastrophe loss may have on our results. It is excess of loss coverage.

In 2003, the terms were:

•	The first $3.0 of any workers compensation loss was our retention.

•	Our reinsurer reimbursed us for the next $17.0 of the loss.

•	Our reinsurer reimbursed us 90% of the next $30.0.

In 2004, the terms are:

•	The first $5.0 of any workers compensation loss is our retention.

•	Our reinsurer reimburses us for the next $15.0 of the loss.

•	Our reinsurer reimburses us 90% of the next $30.0.

We can reinstate once with payment of an additional premium.

Commercial Property Reinsurance – Our commercial property reinsurance reduces the financial impact that any single loss can have on us. It is excess of loss reinsurance.

For 2003, the terms were:

•	The first $2.5 of any loss for each commercial property risk was our retention.

•	Our reinsurer reimbursed us for the rest of the loss up to $7.5 for each commercial property risk.

•	Risks above $10.0 were reinsured individually (facultative reinsurance).

For 2004, the terms are:

•	The first $5.0 of any loss for each commercial property risk is our retention.

•	Our reinsurer reimburses us for the rest of the loss up to $15.0 for each commercial property risk.

•	Risks above $20.0 are reinsured individually (facultative reinsurance).

Commercial Umbrella Reinsurance – Our commercial umbrella reinsurance reduces the financial impact of losses in this line of our business. We provide our customers with umbrella insurance to cover losses that exceed the amounts covered by other insurance policies they own. For our commercial umbrella business, we have excess of loss reinsurance.

In 2003, the terms were:

•	The first $1.0 of any commercial umbrella loss on each policy was our retention.

•	Our reinsurer reimbursed us for the rest of the loss up to $19.0 for each commercial umbrella loss on each policy.

In 2004, the terms are:

•	The first $4.0 of any commercial umbrella loss on each policy is our retention.

•	Our reinsurer reimburses us for the rest of the loss up to $16.0 for each commercial umbrella loss on each policy.

Commercial Basket Retention Reinsurance – Beginning in 2004, we purchased a basket retention coverage, that reduces the financial loss to us when two or more lines of business are involved in the same loss event. The lines of business that are covered by this reinsurance are workers compensation, commercial property and commercial umbrella. If two or more of these lines are impacted by the same loss events:

•	The first $5.0 of the loss is our retention.

•	Our reinsurer reimburses us for the rest of the loss up to $9.0.

Surety Reinsurance – For our surety business, we have excess of loss reinsurance.

In 2003, the terms were:

•	The first $15.0 of any surety loss is our retention.

•	Our reinsurers reimbursed us 88% of the next $85.0 of the loss under three layers as follows: 100% of the next $20.0, 90% of the next $30.0 and 80% of the next $35.0.

•	For an additional premium, we can reinstate the first layer twice and the second layer once.

In 2004, the terms are:

•	The first $20.0 of any surety loss is our retention.

•	Our reinsurers reimburse us 90% of the next $80.0 of the loss under each of the three layers of coverage.

•	For an additional premium, we can reinstate the first layer twice and the second layer once.

Our Decision to Sell Our L&I Businesses

On September 29, 2003, we announced our decision to put our L&I operations up for sale. This was by far the most difficult and important decision of 2003. We have been building our life insurance business since 1957, and the 1,550 people who work there are capable and dedicated.

Four critical ideas led us to pursue a sale of L&I:

•	Our view of the relative future earnings power of the P&C business versus the earnings power of L&I

•	The value we place on focus

•	The cost of complexity to the corporation

•	What we could observe about our L&I competitors

EARNINGS POWER

Pretax operating earnings in our L&I businesses declined in 2003 after hitting a high in 2002 (see MD&A page 61). We also strengthened capital by $100.0 in 2002. With declining earnings and increasing capital, L&I’s return on equity was falling. The opposite was taking place in our P&C lines. From the poor results of the late 1990s, the P&C business returned to profitability in 2002, befitting, we think, its historic strength. By the end of 2003, our P&C return on equity was approaching our targets.

THE VALUE OF FOCUS

Because of these results, we believe that concentrating our efforts and our capital on the P&C business is right for our shareholders. The risk, of course, is that tough times will likely return someday in the P&C cycle, which will not be offset by L&I earnings (as was the case in 2000 and 2001). In our view, the antidote to this risk is focus. Many companies in the P&C sector made it through the last difficult P&C pricing cycle with results far better than ours. The difference was focus and discipline. We believe companies with these attributes are not necessarily immune to the effects of P&C cycles, but they have historically outperformed the sector throughout the cycle. This is what we seek to do for our shareholders.

THE COST OF COMPLEXITY

We know that competing in diverse businesses adds to the costs (at least in our existing structure) of overseeing these businesses and expense management is critical to our success.

OBSERVING OUR L&I COMPETITORS

Despite difficult market conditions affecting all life and investments companies, we observed that competitors of L&I deliver better results.

Given our P&C strength and prospects, given the importance of focus, given the sensitivity of our products to expense levels and the cost of complexity, and given the advantages of our L&I competitors, we came to the conclusion that we should sell the L&I operations.

As of December 31, 2003, we did not classify L&I as a discontinued operation because we had not met all of the “held for sale” criteria under Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” at this date. Accordingly, these operations will continue to be treated as part of our ongoing operations until we meet such criteria.

Our L&I Products

Our L&I businesses provide a broad range of products and services, including individual and group insurance, annuities, mutual funds and investment advisory services.

Our L&I business has six reportable segments:

•	Group

•	Income Annuities

•	Retirement Services

•	Individual

•	Asset Management

•	L&I Other

Revenues for L&I’s reportable segments include Premiums, Net Investment Income and Other Revenues and are as follows:

Year Ended December 31	2003	2002	2001
Group	$552.9	$477.4	$336.2
Income Annuities	514.2	529.2	530.0
Retirement Services	388.2	379.5	367.1
Individual	383.5	379.7	367.8
Asset Management	26.9	29.9	35.9
L&I Other	214.3	189.2	180.3

Total Premiums, Net Investment Income and Other Revenues	$2,080.0	$1,984.9	$1,817.3

GROUP

Our principal group product is stop-loss medical insurance for employers. We sell this product to companies with self-insured medical plans. Stop-loss medical insurance limits an employer’s risk. It provides coverage to protect an employer’s self-funded plan against large claims by its employees. When large claims occur, we reimburse the employer based on contract limits. Each contract sets a specific limit for each individual employee and an aggregate limit for the plan as a whole.

In July 2002, we acquired the stop-loss medical business of Swiss Re Life & Health America Holding Company (Swiss Re) to build a greater presence in the stop-loss medical market and leverage our expertise in this business line. Our other Group products are life insurance, accidental death and dismemberment insurance and disability insurance.

INCOME ANNUITIES

We provide owners of income annuities with a set monthly income for a specified period of time or until death. We sell two types of income annuities: structured settlement annuities and non-structured fixed annuities.

Structured settlement annuities fund third-party personal injury settlements, providing the injured party with a reliable income stream. High financial strength ratings are critical to an insurance company’s ability to market structured settlement annuities. Accordingly, our ratings downgrades in 2001 significantly limited our ability to sell this product.

Non-structured fixed annuities provide an immediate, regular monthly payment to the owner. Once purchased, an owner cannot cash in or change the terms of a non-structured fixed annuity with the original issuer of the annuity. We fund income annuity payments with long-term investments, primarily long-duration bonds and mortgage-backed securities.

RETIREMENT SERVICES

Our primary retirement services products are fixed deferred annuities and variable annuities. Annuities allow the owner to save for the future on a tax-deferred basis and allow payout options that meet the owner’s need for income upon maturity. This can be in the form of a lump sum, income for life or income for a period of time.

Here’s how our fixed deferred annuities work:

•	The policyholder deposits funds with us and is guaranteed a fixed return on his or her deposit.

•	Fixed annuities have a specified rate of interest that can be reset periodically.

•	The annuity accumulates value until the holder starts to receive regular payments.

•	Upon the policyholder’s death, the stated beneficiary receives the accumulated cash value death benefit.

Here’s how our variable annuities work:

•	The policyholder deposits with us an amount of funds.

•	We set up a separate, individual investment account for the policyholder, and the deposits are invested in a variety of investment funds as selected by the policyholder.

•	Investment funds are offered by Safeco and other investment management companies.

The profitability of our fixed deferred and variable annuities depends on our ability to price these products to earn a margin over the cost of providing benefits, the expense of acquiring customers and the cost of advertising those products. Specifically:

•	Fixed deferred annuity profits depend on our returns on invested assets, net of the amounts we credit to policyholders’ accounts.

•	Variable annuity profits depend on the amount of our assets under management and changes in their fair value, which affect the amount of fees we receive. The fair values of these assets are significantly influenced by the performance of the equity markets.

Profitability also depends on our persistency experience, or how long this business stays with us, as this affects our ability to recover the costs of acquiring new business over the lives of the contracts. Accordingly, if a contract owner withdraws funds during the early years of the contract – usually during the first seven or eight years – we keep a certain percentage of the withdrawal, as a surrender charge, to help recoup our acquisition costs. Some contracts allow us to pay the requested withdrawal out over five years.

In 2003, we refiled fixed annuity products with regulators in all 50 states in response to a decline in investment yields and obtained approval to lower our crediting rates in all but three states. At various times, we have suspended sales of our products pending approval of these changes.

We previously offered equity indexed annuities in 1997 and 1998 and continued to offer guaranteed investment contracts to a limited extent.

INDIVIDUAL

Our primary individual products are term life insurance, universal life insurance, variable universal life insurance and bank-owned life insurance (BOLI).

Here’s how our term life insurance works:

•	A policyholder pays us a fixed premium over the term of the policy.

•	We pay a specified amount – the “face” amount of the policy – to the beneficiary if the policyholder dies during the term of the policy.

Our universal life insurance provides flexible permanent coverage, while also offering an investment opportunity. Here’s how it works:

•	A policyholder pays us a premium – with the flexibility of paying more than the minimum required amount. Part of the premium goes to fund the death benefit and part of the premium goes into a cash value account, which earns a return at a fixed interest rate.

•	A policyholder chooses to either allow the cash value account to grow, withdraw it or use it to pay future premiums.

•	We pay the face amount of the policy to the beneficiary when the policyholder dies.

Our variable universal life insurance works the same as our universal life insurance, including the payment of a death benefit, except that it provides policyholders with more investment options. A portion of the policyholder’s premium is deposited in separate accounts that are invested in funds selected by the policyholder.

BOLI provides a universal life insurance policy covering key employees of the bank as the insured persons. High financial strength ratings are critical to an insurance company’s ability to sell BOLI. Our ratings downgrades in 2001 significantly decreased our sales of this product, and we had no new deposits in 2003.

ASSET MANAGEMENT

The assets that we manage include:

•	Safeco Mutual Funds

•	Investment portfolios supporting our variable annuity and variable universal life insurance products

•	Institutional and trust accounts

Results in this segment are significantly influenced by the overall performance of the equity markets. The markets impact the fair value of our assets under management, which affects the amount of fees we receive.

L&I OTHER

Our L&I Other segment includes investment income on the capital and accumulated earnings of our other L&I business segments and earnings from Talbot Financial Corporation, our insurance agency that distributes property and casualty and life insurance products.

Our L&I Competition and Distribution Channels

The life and investments business is highly competitive. We compete with a large number of domestic and foreign insurers and with non-insurance financial services companies, such as banks, broker-dealers and asset managers. We compete not only for business and individual customers, but also for distributors. Some of our competitors offer a broader array of products, have more competitive pricing, have lower cost structures, have greater financial resources or, with respect to insurers, have higher financial strength ratings. We have been counteracting their strengths with opportunistic management of distribution channels combined with rapid product development.

L&I Reinsurance

We use reinsurance in managing our exposure to potential losses. We reinsure all or a portion of our risk to reinsurers for certain types of directly written business. In addition, we reinsure through pools to cover catastrophic losses.

We collect money from reinsurers for any losses we have that are covered by reinsurance. We had $179.7 of L&I reinsurance recoverables at December 31, 2003 and $158.9 of L&I reinsurance recoverables at December 31, 2002. We had no reserve for uncollectible reinsurance at December 31, 2003 and 2002.

We analyze reinsurance recoverables according to the credit ratings and types of our reinsurers. At year-end 2003, approximately 93.7% of our L&I reinsurance recoverables was due from reinsurers rated A or higher by A.M. Best.

None of our L&I reinsurance contracts exclude certified terrorist acts.

Catastrophic loss coverage – We have catastrophic loss coverage for our group life, individual life and aggregate stop loss medical business. Catastrophic coverage for group and individual life coverage is provided through participation in pools involving several major writers that are managed by a third party.

•	Group Life Reinsurance – For our group life business, we have coverage by the pool in the case of a catastrophic event resulting in at least three death claims. The coverage has a $0.5 deductible. We are reimbursed for claims above the deductible, to a maximum of $326.7 for a single catastrophic event. For catastrophes that other companies in the pool experience, we are subject to pay a 1.43% share. The maximum claim any company may submit to the pool is $326.7 and the maximum claim for all companies in the pool from a single event is $816.8. Therefore, for a catastrophic event that reaches the maximum for the pool, our share of that catastrophe would be $11.7.

•	Individual Life Reinsurance – For our individual life business, we have coverage by the pool in the case of a catastrophic event resulting in at least three death claims. This coverage has a $0.7 deductible. With the entrant of a new major writer effective January 1, 2004, the terms will change. We are reimbursed for claims above the the deductible, to a maximum of $92.9 for a single catastrophic event (this increased to $157.7 in 2004). For catastrophes that other companies in the pool experience, we are subject to pay a 1.57% share (this decreased to .93% in 2004). the maximum claim any company may submit to the pool is $92.9 (this increased to $157.7 in 2004) and the maximum claim for all companies in the pool from a single event is $371.7 (this increased to $630.7 in 2004). Therefore, for a catastrophic event that reaches the maximum for the pool, our share of that catastrophe would be $5.8.

•	Aggregate Stop-Loss Medical Reinsurance – We have reinsurance coverage for the portion of aggregate losses above $1.0 and up to $5.0.

Individual Life Reinsurance – For our individual life business, we have coinsurance agreements where the reinsurer reimburses us based on the percentage in the contract that range from 50% to 80%, based upon the year that the policy was written. For policies written prior to 2000, we recover 50% of the death benefit that we pay on covered claims from the reinsurer. This percentage was increased in 2000 to 80% for a majority of the policies written, and was increased in 2002 to cover 80% of all policies written.

L&I Funds Held Under Deposit Contracts

Premiums from Income Annuities, Retirement Services and Universal Life Insurance contracts (known as universal life and investment-type contracts) are reported in our financial statements as Funds Held Under Deposit Contracts. We earn an investment return on these deposits, net of amounts we credit to policyholders, plus any mortality charges, policy administration charges and surrender charges that we earn on these contracts.

The table below summarizes the components of our funds held under deposit contracts at December 31, 2003 and describes the applicable surrender charges and surrender experience over the last 12 months ended December 31, 2003:

Funds held under deposit contracts at December 31, 2003

Product	Outstanding Balance	Expected Maturities of Liabilities (at Issue Date)	Range of Credited or Assumed Interest Rates as of 12/31/03	Surrender Charges	Approximate Surrender Experience
Universal Individual Life	$3,589.5	Approximately 10–25 years	5.00% to 7.67%	Varies by issue age, sex, and duration from $1 to $58 per $1,000 of insurance	Less than 2% per annum

Structured Settlement Immediate Annuities	6,334.7	Over 25 years	3.50% to 11.78%	Cannot surrender	Cannot surrender

Other Annuities and Deposits	6,420.3	Approximately 3–20 years	2.50% to 7.75%	Highest surrender charges range from 10% to 3%, graded down to 0% within 3 to 10 years. Safeco has the option to defer payout over 5 years for 16% of these contracts	10.5% per annum

Guaranteed Investment Contracts	66.1	Approximately 2–5 years	5.21% to 7.64%	Market value adjustment or cannot surrender in first year	Less than 1% per annum

Equity Indexed Annuities (EIA)	164.8	Approximately 6 years	Equity return credited based on S&P 500 performance with a minimum guarantee of 0%. Floor return based on a portion (typically 90%) of the original deposit amount	Typically 8% in year 1 graded to 0% after year 6	14.8% per annum

Total	$16,575.4

Corporate

In our Corporate segment, we include:

•	Interest expense we pay on our debt

•	Safeco Financial Products, Inc. (SFP)

•	Our intercompany eliminations

•	Other corporate activities

ACTIONS WITHIN CORPORATE

In 2001, SFP began to sell single-name credit default swaps, write and hedge S&P 500 index options, and invest in and hedge convertible bonds. Because of our strategic decision to focus on our P&C businesses, we wound down SFP’s operations in 2003. More information about this can be found in the Corporate section of our MD&A on page 67.

We sold Safeco Credit Company, Inc. to General Electric Capital Corporation on August 15, 2001. Our net proceeds from the sale were $250.0, with an after-tax gain of $54.0 that we reported in our Consolidated Statements of Income (Loss) for 2001.

Regulation

Our insurance subsidiaries do business in and operate under the regulations of all 50 states and the District of Columbia. States regulate the insurance industry primarily to protect the interests of policyholders. The regulations cover:

•	Capital and surplus requirements

•	Licensing of insurers and their agents

•	Investment and dividend limitations

•	Authorization for lines of business

•	Insurance premium rates

•	Insurance policy forms

•	Market conduct, including underwriting and claims practices

•	Adequacy of reserves for losses

•	Transactions with affiliates

•	Changes in control

•	Guaranty fund assessments

State insurance departments periodically examine the conduct and financial condition of insurance companies. They require insurance companies to file annual and quarterly financial and other reports.

STATUTORY ACCOUNTING

The accounting basis required by the state authorities is known as statutory accounting practices, or SAP. These practices differ in some respects from accounting principles generally accepted in the United States, or GAAP. For example, in reporting loss and LAE reserves on our Consolidated Balance Sheets:

•	SAP requires us to reduce our loss and LAE reserves for reinsurance recoverables.

•	GAAP requires us to report our loss and LAE reserves without reduction for our reinsurance recoverables, which are separately reflected as an asset.

As a result, our loss and LAE reserves at December 31, 2003, were:

•	$4,649.2 in our annual financial statements filed with state regulatory authorities, in accordance with SAP, net of reinsurance

•	$5,044.6 in our Consolidated GAAP Financial Statements

More information about state regulation can be found in the Regulatory Issues section of our MD&A on page 80.

EXECUTIVE OFFICERS OF THE REGISTRANT

Here are our executive officers as of March 12, 2004. No family relationships exist among our executive officers.

Officer Name	Age	Positions with Safeco and Business Experience
Michael S. McGavick	46	Chairman of the Board of Directors since January 2003. President, Chief Executive Officer and Director since January 2001. President and Chief Operating Officer of CNA Agency Market Operations from October 1997 until January 2001. President of CNA’s Commercial Lines group from January until October 1997. Held a series of executive positions with CNA’s commercial insurance operations from 1995 through October 1997.

Christine B. Mead	48	Senior Vice President, Chief Financial Officer and Secretary since January 2002. Senior Vice President and Chief Financial Officer for Travelers Insurance Group from 2000 to January 2002. Senior Vice President and Chief Financial Officer for Travelers Property Casualty Corp – Personal Lines from 1996 to 2000.

Michael E. LaRocco	47	President and Chief Operating Officer, Safeco Personal Insurance since July 2001. Regional Vice President, Northeast Region for GEICO Corporation from 1998 to July 2001. Vice President of Underwriting and Product Management for GEICO from 1996 through 1998. Vice President of GEICO Casualty from 1994 to 1996.

Dale E. Lauer	57	President and Chief Operating Officer, Safeco Business Insurance since July 2001. Senior Vice President of Safeco Business Insurance from 1997 to July 2001. Vice President of Commercial Lines Underwriting for the Safeco P&C insurance companies from 1992 to 1997.

Allie R. Mysliwy	49	Senior Vice President, Human Resources since July 2001. Vice President of Human Resources from July 1999 to July 2001. Vice President of Human Resources for Safeco Life Insurance Company from 1994 to 1999.

James W. Ruddy	54	Senior Vice President and General Counsel since 1992. Vice President and General Counsel from 1989 to 1992. Associate General Counsel from 1985 to 1989.

Yomtov Senegor	45	Senior Vice President, Corporate Strategy and Chief Information Officer since October 2001. Central Region Insurance Managing Partner with Accenture (formerly Andersen Consulting), a management and technology consulting company, from November 1997 to October 2001, and partner from 1992 to 1997.

Randall H. Talbot	50	President and Chief Operating Officer, Safeco Life Insurance companies since February 1998. Chief Executive Officer and President of Talbot Financial Corporation from 1988 to 1998.

We make our periodic and current financial reports and related amendments available on our Web site at www.safeco.com/ir at the same time as they are electronically filed with the Securities and Exchange Commission.

Item 2: PROPERTIES

Our home offices are in Seattle and Redmond, Washington. Our Corporate and P&C operations occupy 803,000 square feet of owned property in Seattle and 1,240,000 square feet of owned property in Redmond. Our L&I operations occupy 312,000 square feet of owned property in Redmond.

We also own and occupy a total of 246,000 square feet in Pleasant Hill, California; Portland, Oregon; and Spokane, Washington. We also occupy 2.4 million square feet of leased space throughout the United States. Our leased and owned space totals approximately 5.0 million square feet.

Item 3: LEGAL PROCEEDINGS

Because of the nature of our businesses, we are subject to legal actions filed or threatened in the ordinary course of our operations. Generally, our involvement in legal action involves defending third-party claims brought against our insureds (in our role as liability insurer) and defending policy coverage claims brought against us. We do not believe that such litigation will materially and adversely affect our financial condition, future operating results or liquidity.

Our property and casualty insurance subsidiaries are parties to a number of lawsuits for liability coverages related to environmental claims. Estimation of reserves for environmental claims is difficult. However, we do not expect these lawsuits to materially affect our financial condition. (See further information on environmental claims on page 39).

Our P&C companies are being sued in the U.S. District Court for Connecticut pursuant to a suit filed January 14, 2003 and in California state court pursuant to a suit filed August 10, 2001 by plaintiffs who seek back overtime pay for claims adjusters who they claim should have been considered non-exempt employees under the labor laws. In each of these suits, we have denied any suggestion of wrongdoing, and are actively defending against these allegations. Summary judgment in our favor was entered in the California case in January 2004.

Item 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of 2003.

Part II

Item 5: MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Market Information

Our common stock is quoted and traded on the NASDAQ Stock Market under the symbol SAFC. Quarterly high and low bid prices for Safeco common shares for the last two years were:

MARKET PRICE RANGES	FIRST QUARTER	SECOND QUARTER	THIRD QUARTER	FOURTH QUARTER	ANNUAL
2003–High	$39.39	$39.75	$38.87	$38.94	$39.75
–Low	31.78	33.85	33.25	32.50	31.78
2002–High	34.64	35.93	34.89	37.98	37.98
–Low	28.87	29.52	23.49	30.75	23.49

There were approximately 3,000 holders of record of our common stock at February 27, 2004. This number excludes the beneficial owners of shares (approximately 64,500) held by brokers and other institutions on behalf of shareholders.

Dividends

We have paid cash dividends continuously since 1933. We paid common stock dividends to shareholders of $0.74 per share in 2003 and 2002.

We fund dividends paid to shareholders with the dividends paid to our parent company from our operating subsidiaries.

DIVIDENDS DECLARED	FIRST QUARTER	SECOND QUARTER	THIRD QUARTER	FOURTH QUARTER	TOTAL
2003	$.185	$.185	$.185	$.185	$.740
2002	$.185	$.185	$.185	$.185	$.740

We expect to continue paying dividends in the foreseeable future. However, payment of future dividends depends on the discretion of our Board of Directors. Our Board of Directors makes dividend decisions based on factors that include:

•	Our financial condition and earnings

•	Capital requirements of our operating subsidiaries

•	Legal requirements

•	Regulatory constraints

•	Other relevant considerations

Item 6: SELECTED FINANCIAL DATA

This selected consolidated financial data comes from our Consolidated Financial Statements. It should be read in conjunction with the Consolidated Financial Statements and accompanying notes.

Summary of Operations (unaudited)

YEAR ENDED DECEMBER 31 (In millions except per share values, dividends and ratios)	2003	2002	2001	2000	1999
REVENUES
P&C Earned Premiums	$4,901.8	$4,521.3	$4,472.8	$4,563.4	$4,382.9
L&I Premiums and Other Revenues	868.1	778.3	637.0	618.2	473.9
Net Investment Income	1,680.3	1,674.4	1,651.4	1,635.6	1,590.4
Net Realized Investment Gains (Losses)	(101.9)	82.5	93.0	139.5	117.7
Other	9.8	10.7	10.4	20.5	39.2

Total Revenues	$7,358.1	$7,067.2	$6,864.6	$6,977.2	$6,604.1

INCOME SUMMARY
Income (Loss) from Continuing Operations before Change in Accounting Principle	$339.2	$301.1	$(1,045.3)	$101.9	$237.7
Net Income (Loss)	339.2	301.1	(989.2)	114.6	252.2

INCOME (LOSS) PER DILUTED SHARE OF COMMON STOCK
Income (Loss) from Continuing Operations before Change in Accounting Principle	$2.44	$2.33	$(8.18)	$0.80	$1.79
Net Income (Loss)	2.44	2.33	(7.75)	0.90	1.90

Average Number of Diluted Shares (in millions)	138.9	129.3	127.7	127.8	132.8

Dividends Declared	$0.74	$0.74	$0.74	$1.48	$1.46

P&C UNDERWRITING RATIOS
Loss Ratio	55.6%	61.2%	74.5%	70.4%	66.4%
LAE Ratio	14.8	13.1	14.1	12.2	12.0
Expense Ratio	29.7	31.0	30.1	28.8	30.0

Combined Ratio *	100.1%	105.3%	118.7%	111.4%	108.4%

AT DECEMBER 31

TOTAL ASSETS	$35,845.1	$34,689.3	$31,762.6	$30,774.5	$29,258.4
DEBT
Current	4.9	531.4	347.8	356.3	514.5
Long-Term	1,960.6	1,468.7	1,625.1	1,650.5	1,354.8

Total	1,965.5	2,000.1	1,972.9	2,006.8	1,869.3

SHAREHOLDERS’ EQUITY	5,023.3	4,431.6	3,634.6	4,695.8	4,294.1

BOOK VALUE PER SHARE	$36.24	$32.07	$28.45	$36.79	$33.31

*	Combined ratios are calculated on a GAAP basis. Expressed as a percentage, combined ratios equal losses and expenses divided by net earned premiums.

Item 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollar amounts in millions unless noted otherwise)

This discussion should be read with the Consolidated Financial Statements and related footnotes included elsewhere in this report. Certain reclassifications have been made to prior-year amounts to conform to the current-year presentation.

Forward-Looking Information

Forward-looking information contained in this report is subject to risk and uncertainty.

Information contained in this report that relates to anticipated financial performance, business prospects and plans, regulatory developments and similar matters are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Statements in this report that are not historical information are forward-looking. Our business is subject to certain risks and uncertainties that may cause actual results to differ materially from those suggested by the forward-looking statements in this report. The risks and uncertainties include, but are not limited to:

•	Risks related to the pricing and underwriting of our products, and the subsequent establishment of reserves, such as:

•	Successful implementation of a new-business entry model for personal and commercial lines

•	Ability to appropriately price and reserve for changes in the mix of our book of business

•	Ability to establish pricing for any changes in driving patterns

•	Inflationary pressures on medical care costs, auto parts and repair, construction costs and other economic factors that increase the severity of claims

•	The availability and pricing of our reinsurance, including coverage for loss from terrorism and our ability to collect from our reinsurers

•	The ability to price for or exclude the risk of loss from terrorism on our policies

•	Risks related to our P&C insurance strategy, such as:

•	Our ability to successfully divest the L&I businesses

•	Our ability to achieve premium targets and profitability, including realization of growth and business retention estimates

•	Our ability to achieve overall expense goals

•	Our ability to run off our London business and other businesses that we have exited, or intend to exit in the future, without incurring material unexpected charges

•	Regulatory, judicial and legislative risks, such as:

•	Our ability to freely enter and exit lines of business

•	Our ability to successfully obtain regulatory approval of rates and underwriting guidelines, including price-tiered products and the use of insurance scores that include credit information as a component

•	Interpretation of insurance policy provisions by courts or tax authorities, court decisions regarding coverage and theories of liability, trends in litigation and changes in claims settlement practices

•	The outcome of any litigation against us

•	Legislative and regulatory developments affecting the actions of insurers, including requirements regarding rates, taxes and availability of coverage

•	The competitive pricing environment, initiatives by competitors and changes in the competition

•	Unusual loss activity, such as:

•	Weather conditions, including the severity and frequency of storms, hurricanes, hail, snowfall and winter conditions

•	The occurrence of significant natural disasters, including earthquakes

•	The occurrence of significant man-made disasters, such as the terrorist attacks on September 11, 2001, or war

•	The occurrence of bankruptcies that result in losses under surety bonds, investment losses or lower investment income

•	Financial and economic conditions, such as:

•	Performance of financial markets

•	Availability of bank credit facilities

•	Fluctuations in interest rates

•	General economic conditions

•	Operational risks, such as:

•	Damage to our infrastructure resulting in a disruption of our operations

•	Internal or external fraud perpetrated against us

Summary

Our Form 10-K was written this year to be as reader-friendly as possible. The following section builds upon earlier discussion and provides more information about our company and our financial performance.

We are an insurance and investment company with headquarters in Seattle, Washington. We sell insurance and investment products through a national network of independent agents, brokers and financial advisors. Our business helps people protect what they value and deal with the unexpected. We started our business in 1923. We earn revenue from:

•	Insurance policy premiums

•	Fees for investment management and advisory services performed

•	Policy fees and charges on life insurance and investment-type contracts

•	Income on our invested assets

We have two major businesses:

•	Property & Casualty (P&C) – provides auto and homeowners insurance to individuals, commercial insurance for small- and medium-sized businesses and surety bonds.

•	Life & Investments (L&I) – provides individual life and group medical insurance, retirement services, annuities, mutual funds and investment advisory services.

In our ongoing effort to position our company for future profitability and growth, we announced a strategic decision in September 2003 to focus more fully on our P&C businesses and pursue the sale of our L&I operations. More information about our decision can be found on pages 16 to 17 in Part I, Item 1.

Reviewing Our Results of Operations

Our financial results for the last three years have been impacted by the major strategic actions we have taken to turn our company around, reshape our P&C business and become a more focused and successful competitor.

2003

In 2003, our major strategic initiatives included:

•	Focusing on P&C operations

•	Reducing expenses

•	Partnering with independent distributors

•	Marketing standardized products

•	Providing multiple P&C product lines

Focusing on P&C– On September 29, 2003, we announced our decision to focus on P&C operations and put our L&I businesses up for sale. We intend to use a portion of the proceeds to reduce our debt to a level appropriate for our new size following the sale and then assess whether to retain any amount to support our business growth. We will return the balance of the proceeds to shareholders in the form of a special dividend, a stock repurchase, or a combination of both.

Reducing Expenses – We have identified expense reductions across the company that will enable us to better compete in the property and casualty insurance markets. We plan to eliminate approximately 500 positions in our corporate departments. The majority of these positions were eliminated by year-end 2003. This initiative will reduce our 2004 operating expenses by approximately $75. This excludes any reduction due to the sale of our L&I businesses.

Partnering with Distributors – Our strategy focuses on providing more products for our distributors to sell that more accurately match price to customer risk characteristics. In addition, we are focusing on making it easier for distributors to use our new point-of-sale technology, providing greater operating efficiencies in their offices. Our distributors can be more profitable selling our products through use of this technology, and our commission programs are structured to incent profitable growth. In short, we offer our distribution partners more products to sell, make it easier for them to sell and service these products, helping our distributors make more money selling our products.

Marketing Standardized Products – Our standardized personal auto, homeowners and small-business products have been designed to serve the insurance needs of the majority of the individuals and small to medium-sized businesses in the U.S. marketplace. These products are delivered over a common sales-and-service platform using point-of-sale technology that can process and service transactions quickly and easily.

Providing Multiple Product Lines – We believe that our ability to provide multiple property and casualty product lines gives us a “shelf space” advantage in our distributors’ offices. Our auto, homeowners and small-commercial insurance products represent the products our distribution partners sell most, and generally represent more than 95% of the insurance revenues sold from an agent’s office.

2002

In 2002, we reshaped our P&C business to improve profitability and position our company for growth. Our major strategic actions included:

•	Improving sales growth through independent agents

•	Driving execution through enhanced metrics

•	Improving service and claims handling

•	Strengthening our financial position

•	Continuing to invest in our employees

Improving Sales Growth through Independent Agents – We began the rollout of our automated underwriting platform. This technology made it easier for agents to sell all our primary lines – personal auto, homeowners and small commercial.

Driving Execution Through Enhanced Metrics – We established financial metrics for the company and each business unit. We developed individual goals that aligned the performance of the workforce with the company and business unit metrics. We also shifted to a monthly financial close to better understand and act on results.

Improving Service and Claims Handling – We launched a multi-year training effort to drive out errors from our processes involving customers. We initiated projects to eliminate mistakes that degrade service and waste money.

Strengthening Our Financial Position – We took a number of actions including replacing our short-term commercial paper borrowings with long-term senior notes and developing a plan to refinance $500.0 of long-term debt; issuing common stock and strengthening the capital base of our P&C and L&I operations; and repositioning our investment portfolio, reducing risk and volatility.

Continuing to Invest in Our Employees – We implemented a total performance-management system that encompasses goal setting, employee development, and compensation tied to individual and team performance. We also completed work and began implementation of our diversity strategy, tied to our workforce, distributors, suppliers and customer base.

2001

In 2001, we focused on turning around our company, which had poor profitability, particularly in our P&C businesses. Our major strategic actions included:

•	Executing a successful recovery plan to return our P&C operations to profitability

•	Reducing expenses

•	Strengthening our financial position

•	Investing in our employees

Executing a Successful Recovery Plan – We refocused on our core strengths in personal auto, small- to medium-sized commercial insurance, and life insurance and asset management. Our recovery plan focused on pricing each of our insurance products to achieve an appropriate profit level. We increased rates across all lines of our business. We began reunderwriting across all lines of business. In addition, we terminated relationships with underperforming agents who were writing unprofitable business with us. We also exited lines of business that were not core to our strategy and expertise.

Reducing Expenses – We restructured our P&C and Corporate operations and consolidated regional offices.

Strengthening our Financial Position – To strengthen our financial position, we sold our Safeco Credit subsidiary, reduced our quarterly dividend by 50% and wrote down goodwill by $1,214.1 pretax.

Investing in our Employees – We introduced a new performance-based compensation system, linking employee pay directly to achievement of specific goals that support our business plans. In addition, we started developing a diversity strategy to accelerate our ability to compete in today’s business world.

Overall Results

We view our results on an overall basis by three primary measures of performance:

•	Earnings per share (EPS) growth

•	Return on equity (ROE)

•	Revenue growth

The following tables show the trends in these three primary measures of performance:

Net Income Per Diluted Share
2001	$(7.75)
2002	$2.33
2003	$2.44

Net Return on Equity
2001	(25.1)%
2002	7.8%
2003	7.0%

Revenues
2001	$6,864.6
2002	$7,067.2
2003	$7,358.1

Segment Results

To understand the difference between business and reportable segments, see also Note 20 in our Notes to the Consolidated Financial Statements on page 140.

HOW WE REPORT OUR RESULTS

We manage our P&C businesses in four business and eight reportable segments:

•	Safeco Personal Insurance (SPI)

•	Personal Auto

•	Homeowners

•	Specialty

•	Safeco Business Insurance (SBI)

•	SBI Regular

•	SBI Special Accounts Facility

•	SBI Runoff

•	Surety

•	P&C Other

We manage our L&I businesses in six reportable segments:

•	Group

•	Income Annuities

•	Retirement Services

•	Individual

•	Asset Management

•	L&I Other

In addition to these segments, certain activities such as interest expense and intercompany eliminations are reported in Corporate and not allocated to individual segments.

HOW WE MEASURE PROFITABILITY

Property & Casualty – We use two measures of our underwriting results to assess the profitability of our P&C businesses. These measures are underwriting profit or loss and combined ratio.

Underwriting profit or loss is our net earned premiums less our losses from claims, loss adjustment expenses (LAE) and underwriting expenses.

Combined ratio is our losses, LAE and underwriting expenses divided by our net earned premiums. We report combined ratio as a percentage. For example, a combined ratio of 95% means that our losses, LAE and underwriting expenses equal 95% of our net earned premiums and result in a 5% underwriting profit. A lower combined ratio reflects better underwriting results than a higher combined ratio.

We don’t include our investment portfolio results when measuring the profitability of our P&C businesses. That’s because we manage the investment portfolio separately from our underwriting activities.

Life & Investments – We measure our L&I results using pretax operating earnings. This measure excludes from earnings net realized investment gains and losses. We believe that looking at pretax operating earnings enhances the understanding of our L&I results of operations. Net realized investment gains and losses can fluctuate significantly and distort the comparison of our results.

Investment Results

Investment activities are an important part of our business. We invest insurance premiums received in a diversified portfolio until they’re needed to pay claims. Income from our investments is a significant part of our total revenues.

Our investment philosophy is to:

•	Emphasize investment yield, balanced with investment quality and risk

•	Provide for liquidity when needed

•	Diversify our portfolio

•	Match the duration of the invested asset portfolio with the expected policyholder liability durations

We measure our investment results in two parts – the net investment income that we earn on our invested assets and the net realized investment gains and losses we recognize when we sell or impair investments.

Application of Critical Accounting Estimates

We have identified the accounting estimates listed below as critical to understanding our results of operations and financial condition. The application of these accounting estimates requires our management to use judgments involving assumptions and estimates about future results, trends or other developments that could significantly influence our results if actual experience differs from those assumptions and estimates. We review these judgments frequently. An understanding of them may help readers understand our Consolidated Financial Statements and MD&A. We consider our most critical accounting estimates to be:

•	P&C Loss and Loss Adjustment Expense Reserves

•	P&C Reinsurance

•	Valuation of Investments

P&C LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES

Estimating our loss and LAE reserves requires us to make significant judgments and use many assumptions.

At year-end 2003 and 2002, our loss and LAE reserves by business segment before reinsurance were:

DECEMBER 31	2003	2002
Safeco Personal Insurance	$1,742.7	$1,664.8
Safeco Business Insurance	2,705.9	2,618.2
P&C Other	608.2	655.3
Surety	(12.2)	60.2

Total	$5,044.6	$4,998.5

Safeco Personal Insurance (SPI) - SPI loss and LAE reserves are estimated using standard actuarial methods. These methods involve analyzing past claims experience for recent changes in business claim practices and the environment. Emphasis is placed on evaluating claims reporting and closing patterns as well as the size of loss payments and case basis reserves. SPI losses and related expenses are analyzed by line of business, product, coverage and geographic area.

Personal Auto policies provide coverage for bodily injury, uninsured motorists, personal injury protection, medical payments, property damage, comprehensive and collision losses.

Bodily injury (BI) coverage represents the largest portion (59%) of our loss and LAE reserves held for Personal Auto. We estimate the growth in BI loss costs will be moderate, with the frequency of losses increasing and the severity of claims declining.

In arriving at these assumptions we considered:

•	Our changing mix of business - As our business grows, we write more policies in markets where we have not written significant business previously. We expect to write more standard and non-standard risks which have, on average, higher frequencies than preferred risks.

•	Our increase in new business, which generally has higher claim frequencies than business that has been on the books for longer than one year

•	General inflation and medical cost trends

Our Homeowners and Specialty lines are generally short-tailed, which means most claims are reported and settled within 12 months. We use standard actuarial techniques to estimate reserves for those lines. Reserve estimates for the Homeowners line continue to be favorably impacted by double-digit declines in frequency of claims.

Safeco Business Insurance (SBI) – SBI primarily writes commercial multi-peril, property, workers compensation, automobile and general liability insurance for small- to medium-sized businesses. SBI has exposure to asbestos, environmental and other toxic tort and construction defect losses and related expenses through the general liability, commercial multi-peril and umbrella coverages it provides. These exposures and the risks they present to us are discussed in the P&C Other segment below, where the majority of the reserves reside. The remainder of the SBI reserve discussion excludes these exposures.

Workers Compensation –Estimating reserves for workers compensation involves a high degree of uncertainty and judgment. That’s because:

•	Many claims have long-term payout periods that increase the impact of inflation trends over time, particularly medical cost inflation.

•	Legislative actions and judicial interpretations can unpredictably affect benefits.

•	Some claims are not made immediately; as a result, we remain exposed to workers compensation losses arising from policies written years ago.

The following table shows our loss and allocated LAE reserves for voluntary and non-voluntary workers compensation and other relevant data.

The table excludes unallocated LAE reserves – reserves not assigned to specific claims. At year-end 2003, our unallocated LAE reserves were $43.8.

DECEMBER 31	2003	2002	2001
Losses and Allocated LAE Payments	$202.8	$278.7	$291.5
Reserves at End of Year, Before Reinsurance	$904.9	$809.4	$934.2
Earned Premiums	$145.6	$179.8	$323.7
Claims (Number of Claims)
Reported Claims in the Year	6,716	12,107	31,858
Open Claims at the End of the Year	12,029	14,914	21,670

The decreases in premiums since 2001 result primarily from our strategy to limit our workers compensation writings in states where rate levels fall below our profitability targets. In particular, we significantly restricted writing new workers compensation business in California beginning in the third quarter of 2002.

Factors in Estimating Loss Reserves for Workers Compensation – Workers compensation claims are mostly composed of medical costs and salary/wage payments while claimants are out of work (indemnity payments). The main factors in estimating loss and LAE reserves for workers compensation are:

•	Medical cost inflation trends

•	Changes in state workers compensation statutes that are applied retroactively

•	Changes in our business

•	Workers compensation claims reporting and payout periods

Payout periods for workers compensation claims can be 50 years or more. However, because we focus on low-hazard risks, our average payout period is generally shorter than the industry average.

Since 2001, changes in our business have included:

•	Improving our claims handling practices, putting greater emphasis on early recognition of exposure potential in case reserves

•	Focusing on the settlement of long term claims, increasing the number that we settle

•	Focusing our writings on small- to medium-sized businesses

•	Limiting our workers compensation writings in states where rate levels fall below our profitability targets

While we expect these business practice changes to reduce our ultimate losses, they have decreased the predictive value of our past data in estimating future losses. With this in mind, in the second quarter of 2003, we began performing additional actuarial analysis primarily focused on medical inflation trends and changes in Safeco claim practices and mix of business. This produced divergent indications. As a consequence, in the third quarter of 2003, we took additional steps to evaluate medical inflation trends, reviewing:

•	Safeco and industry data

•	Our claim files

•	Loss reserve trends by state

•	Case reserving patterns and practices

Our analysis showed:

•	Higher medical payouts than previously expected

•	Longer payout periods than previously expected

•	Relatively stable indemnity payouts

Based on our analysis, we increased our loss and LAE reserves for workers compensation losses occurring in prior years by $205.0 pretax during the third quarter of 2003. Of this increase, $180.0 was related to loss and allocated LAE reserves. This increase included $130.0 in SBI Runoff, $48.0 in SBI Regular and $2.0 in SBI Special Accounts Facility. The largest amount of reserve development relates to California, particularly the large account business that we began exiting in 2001. We also increased unallocated LAE reserves by $25.0 pretax. This increase included $14.9 in SBI Runoff, $9.6 in SBI Regular and $0.5 in SBI Special Accounts Facility. This increase reflects our estimate of the ongoing expense of servicing workers compensation claims. As claims remain open for longer periods of time, our costs to handle those claims rise.

In determining management’s best estimate for workers compensation reserves, long-term medical cost inflation trends over the average claim payout period represent our most significant assumption. We have assumed that double-digit medical cost inflation will continue in the near-term, moderating over time to historic levels, resulting in a 5%-6% medical loss severity trend over the life of the reserves. Our best estimate of workers compensation reserves presents risk of unfavorable reserve development should medical trends not abate.

Other SBI – We also maintain loss and LAE reserves for our other SBI products. These include (other than asbestos, environmental, other toxic tort and construction defects claims, which are discussed separately below):

•	Commercial multi-peril

•	Monoline property

•	Monoline general liability

•	Commercial automobile

•	Commercial umbrella

Commercial umbrella insurance provides protection to our customers beyond the limits of their primary liability policies. As a consequence, this product tends to result in fewer claims with higher average costs than most other commercial coverages. These claims are also reported to us more slowly than most other commercial coverages. For this line our actuarial techniques produce a wider range of results. Management considers these results together with any changes in the product or the customer profile when establishing reserve estimates.

Generally, the payout periods for our other SBI products are relatively short. As a result, our estimated loss reserves for these products are subject to less variability than our workers compensation reserves. We use standard actuarial techniques to estimate these loss reserves.

P&C Other – This section combines the loss reserves information from our SBI and P&C Other business segments for:

•	Asbestos

•	Environmental and other toxic tort claims

•	Construction defects

Asbestos – This table shows our loss and allocated LAE reserves for asbestos-related claims.

The table excludes unallocated LAE reserves. At year-end 2003, our unallocated LAE reserves for asbestos were $4.0.

DECEMBER 31	2003	2002	2001
Losses and Allocated LAE Payments, Before Reinsurance	$25.9	$21.3	$13.0
Loss and Allocated LAE Payments, Net of Reinsurance	$15.8	$11.0	$11.9
Reserves at End of Year, Before Reinsurance	$142.0	$150.8	$141.2
Reserves at End of Year, Net of Reinsurance	$125.9	$133.9	$132.3
Three-Year Survival Ratio, Gross	7.1	11.1	15.8
Three-Year Survival Ratio, Net	9.8	13.8	16.3

Claims and Average Costs *
Open Claims at End of Year	2,717	2,224	1,970
Average Paid per Closed Claim	$25,596	$28,465	$19,166
Average Case Reserve per Open Claim	$28,452	$28,348	$21,109

*    Number of claims and whole dollars, net of reinsurance.

On this table, the three-year survival ratio represents the number of years that our current loss reserves would last if future payments are made at the same average annual rate experienced over the last three years. The three-year survival ratio is equal to our loss reserves divided by our average annual payment over the last three years.

Due to volatility and sparseness of data, estimating loss reserves for asbestos claims requires more than standard actuarial techniques. As a result, we analyze and consider claims statistics and trends, directional trends in survival ratios, and applicable law and coverage litigation.

Our Asbestos Liability Exposure – Here’s the breakout of our asbestos loss reserves:

•	70% relates to the runoff assumed reinsurance operations of American States, which we acquired in 1997, and our exposure to syndicates and pools.

•	30% relates to our direct exposure, included in SBI Regular.

Accordingly, we’ve established two separate, special claims handling functions, one that specializes in asbestos claims related to our runoff assumed reinsurance operations and one that specializes in asbestos claims related to our direct exposure.

Our exposure through our runoff assumed reinsurance operations is primarily reinsurance of excess coverage. This business also exposes us to syndicates and pools, which resulted in increased asbestos payments in 2002. Pools are groups of insurers that enter into agreements to share exposure related to specific insureds. Our loss reserve estimates for pools reflect the loss reserve estimates provided by the pools’ independent actuaries. The loss experience of our runoff assumed reinsurance operations follows the general industry trend. Our direct exposure is primarily due to smaller and more peripheral entities becoming defendants in asbestos claims.

Our exposure to the major high-profile asbestos defendants is limited. That’s because our business strategy resulted in us not writing direct coverages for larger companies. In addition, we do not have direct exposure to businesses or claims that are the subject of settlement agreements.

At year-end 2003, our unassigned IBNR was 38.6% of our loss reserves for asbestos claims.

We categorize our policyholders with active asbestos claims in two groups according to their exposure, consisting of:

•	Large Asbestos Accounts – our policyholders with cumulative loss payments exceeding $100,000 as of December 31, 2003

•	Small Asbestos Accounts – our policyholders with cumulative loss payments of less than $100,000 as of December 31, 2003

This table provides details about our policyholders and losses paid related to asbestos loss reserves for 2003:

	NUMBER OF POLICYHOLDERS	2003 NET PAID	NET ASBESTOS RESERVES	% OF ASBESTOS RESERVES
Assumed Reinsurance and Pools	—	$6.6	$50.6	40.2%
Policyholders with Active Claims
Large Asbestos Accounts	10	6.7	16.5	13.1
Small Asbestos Accounts	124	2.5	10.2	8.1

Total	134	9.2	26.7	21.2
Policyholders with Settlement Agreements	—	—	—	—
Unassigned IBNR	—	—	48.6	38.6

Total	134	$15.8	$125.9	100.0%

Estimating Loss Reserves for Asbestos – Estimating loss reserves for asbestos claims requires more judgment than our other lines of business. That’s primarily because past claim experience may not be representative of future claims.

Several factors make it difficult to predict future asbestos claim payments. They include:

•	Insufficient data

•	Inherent risk of major litigation

•	Diverging legal interpretations

•	Regulatory actions

•	Legislative actions

•	Increases in bankruptcy proceedings

•	Non-impaired claimants being allowed to make claims

•	Efforts by insureds to obtain coverage not subject to aggregate limits

Changes in these factors could result in future asbestos claims payments that are significantly different from those currently predicted.

In estimating our loss reserves for asbestos claims, we:

•	Consider applicable law and coverage litigation

•	Review our ground up analysis completed in 2001

•	Perform actuarial analysis for smaller accounts using industry information and Safeco information

•	Make no judgments regarding ongoing congressional reform efforts

Some asbestos-related claims are subject to non-product liability coverage rather than product liability coverage. Non-product liability coverage might not be subject to policy aggregate limits. That could result in higher asbestos claims payments and related expenses.

Our loss reserve estimates assume that emerging unfavorable industry trends will increase our level of asbestos payments in our runoff assumed reinsurance operations within the next two years.

Our loss reserve estimates assume that the payments for our direct asbestos exposure in 2003 will return to 2002 and prior levels in the future. This assumption is based on:

•	The small number of accounts generating the 2003 payments. Ten accounts represent $6.7 or two-thirds of the 2003 payments.

•	The limited number of accounts we wrote of the nature that generated the 2003 payments.

•	Year-to-year volatility in claim and payment activity.

Our loss reserve estimates also assume that the severities of future claims will remain relatively unchanged.

Environmental and Other Toxic Tort Claims – This table shows our loss and allocated LAE reserves for our liability coverages related to environmental and other toxic tort claims.

The table excludes unallocated LAE reserves. At year-end 2003, our unallocated LAE reserves were $9.8.

DECEMBER 31	2003	2002	2001
Losses and Allocated LAE Payments, Before Reinsurance	$34.6	$12.5	$13.5
Loss and Allocated LAE Payments, Net of Reinsurance	$33.2	$11.3	$12.3
Reserves at End of Year, Before Reinsurance	$160.0	$198.4	$199.5
Reserves at End of Year, Net of Reinsurance	$152.2	$183.2	$188.6
Three-Year Survival Ratio, Gross	7.9	13.0	12.4
Three-Year Survival Ratio, Net	8.0	13.1	12.5
Claims and Average Costs *
Open Claims at End of Year	1,393	3,098	2,867
Average Paid per Closed Claim	$23,642	$18,312	$10,185
Average Case Reserve per Open Claim	$31,726	$17,756	$19,295

*	Number of claims and whole dollars, net of reinsurance.

Our Environmental and Other Toxic Tort Claims Exposure – Our environmental and other toxic tort claims result from our runoff assumed reinsurance operations and our commercial general liability line that we write on a direct basis. We generally have avoided writing coverages for large companies with substantial exposures to environmental and other toxic tort claims. As a result, our average environmental claim tends to be small. At year-end 2003, our unassigned IBNR was 71.0% of our loss reserves for environmental and other toxic tort claims.

In 2003, we reached a settlement related to a large number of environmental claims related to coverage on general liability policies written for individual gasoline stations. Under these policies, there was a petrochemical company named as an “additional insured”. We have settled all claims with the additional insured. This $11.0 global settlement and future indemnification agreement is included in our 2003 payment activity. We have no other reported claims of this nature. Other payments in 2003 reflect year-to-year volatility in claim and payment activity.

Estimating Loss Reserves for Environmental and Other Toxic Tort Claims – The volatility of actuarial estimates of liabilities for environmental and other toxic tort claims is often greater than that of other exposures. That’s due to factors including:

•	Insufficient data

•	Changes in the number and types of defendants involved with these claims

•	Unresolved legal issues including existence of coverage, definition of ultimate damages and final allocation of damages due from the financially responsible parties

Due to the volatility and sparseness of data, estimating loss reserves for environmental and other toxic tort claims requires more than standard actuarial techniques. As a result, we analyze and consider:

•	Claim statistics and trends

•	Directional trends in survival ratios

•	Applicable law and coverage litigation

Construction Defects – This table shows our loss and allocated LAE reserves for construction defect claims. The table excludes unallocated LAE reserves. At year-end 2003, our unallocated LAE reserves were $8.2.

DECEMBER 31	2003	2002	2001
Losses and Allocated LAE Payments, Before Reinsurance	$63.1	$73.2	$79.9
Loss and Allocated LAE Payments, Net of Reinsurance	$62.2	$73.1	$78.0
Reserves at End of Year, Before Reinsurance	$431.2	$397.9	$400.2
Reserves at End of Year, Net of Reinsurance	$431.2	$397.8	$399.7
Claims and Average Costs *
Open Claims at End of Year	1,533	1,716	2,155
Average Settlement Cost, including Legal Expenses	$50,989	$44,603	$48,514

*	Number of claims and whole dollars, net of reinsurance.

Note: Certain reclassifications have been made to the prior-year amounts to conform to the current-year presentation.

Our Construction Defect Claims Exposure – Our exposure to construction defect claims comes from general liability and commercial multi-peril coverages we have provided to contractors. Construction defect claims result from alleged defective work performed in the construction of large habitation structures that include apartments, condominiums and large developments of single-family dwellings or other housing.

Construction defect claims often seek payment for damages resulting directly from the alleged defective construction work and diminished economic value of the structure – meaning that the structure has less market value because of the alleged defective construction work. Construction defect claims are complex, with an inherent difficulty in determining fault. Most of our claims are concentrated in a small number of states, including California.

We have taken a number of actions to mitigate our exposure to construction defect claims and enable us to vigorously defend our coverage position. They include:

•	Stricter underwriting standards

•	A separate claims handling function and internal legal counsel specializing in construction defect claims

•	Relationships with external legal counsel specializing in construction defect claims

Estimating Loss Reserves for Construction Defect Claims – The main factors in estimating loss reserves for construction defect claims are:

•	Changing legal and regulatory environments

•	Statutes of limitations and statutes of repose in filing these claims

•	Diminished value claims

•	Involvement of multiple plaintiffs, defendants and insurers

•	Long periods of time between the actual construction work and the date the claim is reported

The uncertainty created by these factors requires more judgment in estimating loss reserves for construction defect claims than for our other lines of business.

We use techniques developed specifically for estimating loss reserves for construction defect claims. With these techniques, we estimate the number of future claims and the average value of every claim and make adjustments for anticipated changes in coverage interpretations, regulations, judicial rulings, plaintiff attorney involvement and changes in our book of business.

Over the last three years, our number of open construction defect claims has decreased steadily – an average drop of 13% per year. Our loss reserve estimates assume that the number of open claims will continue to decrease, but at a slower rate. The slowing will come from increases in construction defect claims outside of California and extended or exempted statutes of limitations for loss reporting in certain jurisdictions. Our loss reserve estimates also assume that our claims handling function modestly reduces loss severity.

Surety – Our Surety contracts insure construction performance, as well as legal matters that include probate and bankruptcies. By their nature, Surety claims result in lower loss frequency and higher loss severity than most of our P&C businesses. In addition, Surety claims provide us with substantial opportunity for subrogation and salvage, the nature and extent of which vary from case to case.

To estimate loss reserves for Surety, we examine:

•	Actuarial analysis

•	Large claim analysis

•	Reinsurance terms and conditions

•	Individual insured exposure analysis

•	Analysis of subrogation and salvage potential

Our expected salvage and subrogation recoveries exceeded our loss reserves by $12.2 at December 31, 2003. Surety reserves fluctuate from period to period due to the lag between the time when payments are made on a claim and the time when we receive salvage and subrogation amounts.

P&C REINSURANCE

On page 14, we began our discussion with a look at the various types of reinsurance and policy terms. Here, we focus on estimation of reinsurance recoverables.

The reinsurance we buy limits our losses on certain individual risks or reduces our exposure to catastrophic events. We buy it from several reinsurers and are not dependent upon any single reinsurer. Reinsurance recoverables are the amounts our reinsurers owe us related to the losses we have incurred. We reported $372.0 at December 31, 2003 and $419.9 at December 31, 2002 in P&C reinsurance recoverables as assets on our Consolidated Balance Sheets.

Recording reinsurance recoverables requires us to make estimates because we do not know the exact amount due from the reinsurer until all our underlying losses are settled. The amount of reinsurance recoverables varies depending on the size of individual losses and the aggregate amount of losses in particular lines of business.

To estimate reinsurance recoverables, we:

•	Review estimates of large losses that are covered under reinsurance agreements

•	Review reinsurance recoverable amounts for specific claims as well as for lines of business

•	Compare our estimates with past reinsurance recoverables

•	Perform actuarial analyses of loss development above and below our retention levels – the amounts we absorb before the reinsurers reimburse us – specified under the reinsurance agreements

•	Examine actuarial data with and without reinsurance recoverables

Estimating an Allowance for Uncollectible Reinsurance Recoverables – We regularly review our reinsurance recoverables to determine the collectibility of what is owed to us. In doing that, we review:

•	Historical collection experience

•	Reinsurance recoverables associated with individual reinsurers, including large exposures and those with lower rated reinsurers

•	Reinsurance recoverables concentrated with a particular event or issue (for example, a large loss, a catastrophe or an emerging claim issue)

•	Trends in default rates by credit rating

Our estimated allowance for uncollectible reinsurance was $16.3 at December 31, 2003 and $12.5 at December 31, 2002. The increase in 2003 reflects the impact on our recoverables of the industry-wide decline in creditworthiness of reinsurers since 2001.

VALUATION OF INVESTMENTS

Our investments include fixed maturities and equity securities, which we report at fair value as Available–for–Sale Securities on our Consolidated Balance Sheets.

The fixed maturities we invest in include bonds, mortgage-backed securities and redeemable preferred stock. The equity securities we invest in include common stock and non-redeemable preferred stock.

How We Determine Other-than-Temporary Declines in the Value of Our Investments – We regularly review the fair value of our investments. If the fair value of any of our investments falls below our cost basis in the investment, we analyze the decrease to determine whether it is an other-than-temporary decline in value. To make this determination for each security, we consider:

•	How long and by how much the fair value of the security has been below its cost

•	The financial condition and near-term prospects of the issuer of the security, including any specific events that may affect its operations or earnings potential

•	Our intent and ability to keep the security long enough for it to recover its value

•	Any downgrades of the security by a rating agency

•	Any reduction or elimination of dividends or non-payment of scheduled interest payments

Based on our analysis, we make a judgment as to whether the loss is other-than-temporary. Sometimes, an investment loss that we consider temporary in one quarter can become other-than-temporary in a future quarter. If the loss is other-than-temporary, we record an impairment charge within Net Realized Investment Gains (Losses) in our Consolidated Statements of Income (Loss) in the period we make that determination.

We recorded $292.3 of these impairment charges in 2003 and $258.5 in 2002. The impairment charges in 2003 included $146.5 that was incurred because of our intent to sell our L&I businesses, together with their investment portfolio. This charge related to all L&I securities with unrealized losses at September 30, 2003 and at December 31, 2003 and our expectation that these securities will not recover in value before the completion of a sale.

Determining the Fair Value of Our Investments – In most cases, we use public market price information to determine the fair value of our investments when such information is available. When third-party market information is not available, as in the case of securities that are not publicly traded, we use other valuation techniques. Such techniques include:

•	Using independent pricing sources

•	Evaluating discounted cash flows

•	Identifying comparable securities with quoted market prices based on industry sector, credit quality and maturity

•	Using internally prepared valuations based on certain modeling and pricing methods

We used these other valuation techniques to estimate the fair value of:

•	$293.3 in fixed maturities and $21.9 in equity securities on our Consolidated Balance Sheets as of December 31, 2003. These amounts represented 1.1% of our total investment portfolio.

•	$314.8 in fixed maturities and $21.1 in equity securities on our Consolidated Balance Sheets as of December 31, 2002. These amounts represented 1.3% of our total investment portfolio.

Consolidated Results of Operations

The following table presents summary consolidated financial information for the years indicated:

YEAR ENDED DECEMBER 31	2003	2002	2001
P&C Earned Premiums	$4,901.8	$4,521.3	$4,472.8
L&I Premiums and Other Revenues	868.1	778.3	637.0
Net Investment Income	1,680.3	1,674.4	1,651.4
Net Realized Investment Gains (Losses)	(101.9)	82.5	93.0
Other Revenues	9.8	10.7	10.4

Total Revenues	7,358.1	7,067.2	6,864.6

Losses, LAE and Policy Benefits	4,808.0	4,685.5	5,199.1
Underwriting, Acquisition and Operating Expenses	1,972.7	1,834.5	1,752.6
Interest Expense	127.1	132.0	136.9
Goodwill Write-off	—	—	1,214.1
Restructuring Charges	9.2	21.8	44.3

Total Expenses	6,917.0	6,673.8	8,347.0

Income (Loss) from Continuing Operations Before Income Taxes and Change in Accounting Principle	441.1	393.4	(1,482.4)
Provision (Benefit) for Income Taxes	101.9	92.3	(437.1)
Income from Discontinued Credit Operations, Net of Taxes	—	—	4.2
Gain from Sale of Credit Operations, Net of Taxes	—	—	54.0
Cumulative Effect of Change in Accounting Principle, Net of Taxes	—	—	(2.1)

Net Income (Loss)	$339.2	$301.1	$(989.2)

Net Income (Loss) – Consolidated net income increased in 2003, driven primarily by growth and improved results within the P&C operations, offset by a decrease in net realized investment gains (losses).

The increase in consolidated net income in 2002 over our loss in 2001 was driven by improved results in the P&C operations and increased L&I earnings. Our results in 2001 included a goodwill write-off of $925.5 ($1,214.1 pretax), as a result of a change in accounting policy for assessing goodwill from undiscounted cash flows to a market value method and a gain from the sale of our Credit Operations of $54.0.

Consolidated Revenues – The increases in 2003 and in 2002 consolidated revenues reflected overall growth in P&C earned premiums and L&I premiums and other revenues. Declines in our net realized investment gains (losses) offset some of that increase.

Increases in our P&C earned premiums resulted from growth in policies-in-force in our personal auto segment and premium rate increases across all our lines of business.

Increases in our L&I revenues resulted primarily from our acquisition of the Swiss Re Life & Health America Holding Company (Swiss Re) stop-loss medical business in July 2002.

Our net realized investment losses in 2003 primarily resulted from our impairment losses. The losses reflect $292.3 of impairments, including $146.5 related to our intent to sell L&I. Specific industries that contributed to impairments in 2003 included airline and air transportation.

The net realized investment gains included impairments of $258.5 in 2002 and $126.8 in 2001, reflecting the impact of credit deterioration and corporate failures particularly in airline and telecommunication sectors. In 2002, these impairments were offset by gains realized on repositioning our P&C investment portfolio.

Net investment income increased slightly in 2003 due to improved P&C cash flows from better underwriting results, partially offset by lower interest rates on our investments.

Losses, LAE and Policy Benefits – The increase in 2003 losses and LAE resulted from a $205.0 increase to our workers compensation reserves for prior year losses, and an increase in catastrophe losses of $68.3 in 2003 over 2002.

Improvement in our loss ratio for our personal insurance operations however, offset some of that increase in 2003. Similarly, tighter underwriting standards resulted in lower losses and LAE in 2002 compared with 2001. Our loss ratios in Personal Auto were:

•	60.4% in 2003

•	65.9% in 2002

•	68.8% in 2001

Our loss ratios in Homeowners were:

•	51.7% in 2003

•	66.5% in 2002

•	89.4% in 2001

The improving ratios resulted from price increases, segmented underwriting that better matched rate and risk and favorable loss experience, particularly from lower claims frequency in Homeowners.

Also contributing to the decrease in our losses and LAE in 2002 compared with 2001 were lower catastrophe losses of $85.4 in 2002 compared with catastrophe losses of $268.1 in 2001, and a third quarter 2001 reserve strengthening of $240.0.

Underwriting, Acquisition and Operating Expenses – The increases in underwriting, acquisition and operating expenses primarily resulted from growth in our businesses in 2003.

The increase in 2002 was due to higher commissions we paid on new auto policies, higher training costs for our claims handlers and costs related to the rollout of our automated underwriting platform.

Restructuring Charges – The restructuring charges in 2003 include the elimination of approximately 500 positions related to corporate expense reductions. We expect this initiative to reduce our 2004 operating expenses by approximately $75.

The 2002 and 2001 restructuring charges relate to the elimination of approximately 1,200 positions to reorganize our P&C and Corporate operations and consolidate regional offices.

Reconciling Segment Results

The following table assists in reconciling our GAAP results, specifically the “Income (Loss) from Continuing Operations before Income Taxes and Change in Accounting Principle” line from our Consolidated Statements of Income (Loss) to our segment performance measures:

YEAR ENDED DECEMBER 31	2003	2002	2001
P&C	$479.6	$485.8	$(1,461.5)
L&I	195.6	93.9	126.1
Corporate	(234.1)	(186.3)	(147.0)

Income (Loss) from Continuing Operations before Income Taxes and Change in Accounting Principle	$441.1	$393.4	$(1,482.4)

These GAAP results are further detailed into segment underwriting results and pretax operating earnings. Underwriting results and pretax operating earnings provide a helpful picture of how our company is doing. However, using them to measure profitability – while fairly common in our industry – is not consistent with GAAP.

Our P&C Operating Results

The primary measures of our operating results include our underwriting profits or losses, net earned premiums and combined ratios. The next three tables report those key items – by our reportable segments – for the last three years. More information about the results – also by reportable segment – follows the tables.

First, underwriting profits (losses) are our measure of each segment’s performance:

YEAR ENDED DECEMBER 31	UNDERWRITING PROFITS (LOSSES)
	2003	2002	2001
Personal Auto	$65.1	$(44.4)	$(80.5)
Homeowners	82.2	(37.2)	(205.6)
Specialty	44.5	28.9	3.9

SPI Total	191.8	(52.7)	(282.2)

SBI Regular	(28.6)	(51.7)	(163.2)
SBI Special Accounts Facility	23.5	17.8	3.9
SBI Runoff	(192.8)	(107.5)	(279.6)

SBI Total	(197.9)	(141.4)	(438.9)

Surety	27.6	17.6	2.4
P&C Other	(27.4)	(63.1)	(118.8)

Total Underwriting Losses	(5.9)	(239.6)	(837.5)
Net Investment Income	453.0	460.0	457.7
Goodwill Amortization	—	—	(11.0)
Goodwill Write-off	—	—	(1,165.2)
Restructuring Charges	(8.3)	(21.8)	(44.3)
Net Realized Investment Gains	40.8	287.2	138.8

Income (Loss) from Continuing Operations before Income Taxes and Change in Accounting Principle	$479.6	$485.8	$(1,461.5)

Next, net earned premiums are the primary driver of our revenues, along with net investment income:

YEAR ENDED DECEMBER 31	NET EARNED PREMIUMS
	2003	2002	2001
Personal Auto	$2,269.1	$1,947.1	$1,767.4
Homeowners	768.1	757.4	740.6
Specialty	201.8	203.1	201.6

SPI Total	3,239.0	2,907.6	2,709.6

SBI Regular	1,097.5	1,014.1	1,033.0
SBI Special Accounts Facility	383.8	276.0	128.1
SBI Runoff	(2.0)	170.9	482.3

SBI Total	1,479.3	1,461.0	1,643.4

Surety	153.6	126.3	95.6
P&C Other	29.9	26.4	24.2

Total P&C Operations	$4,901.8	$4,521.3	$4,472.8

Finally, combined ratios show the relationship between underwriting profit (loss) and net earned premiums. Using ratios helps us see our operating trends without the effect of changes in net earned premiums:

	COMBINED RATIOS +
YEAR ENDED DECEMBER 31	2003	2002	2001
Personal Auto	97.1%	102.3%	104.6%
Homeowners	89.3	104.9	127.8
Specialty	77.9	85.8	98.0

SPI Total	94.1	102.3	110.3

SBI Regular	102.6	105.1	115.8
SBI Special Accounts Facility	93.9	93.5	96.9
SBI Runoff	*	*	*

SBI Total	113.4	109.7	126.7

Surety	82.0	86.0	97.5
P&C Other	*	*	*

Total P&C Operations	100.1%	105.3%	118.7%

+	Combined ratios are GAAP basis. Expressed as a percentage, they are equal to losses and expenses divided by net earned premiums.
*	Not meaningful because this is a runoff business with minimal premium.

Personal Auto

YEAR ENDED DECEMBER 31	2003	2002	2001
Net Earned Premiums	$2,269.1	$1,947.1	$1,767.4
Underwriting Profit (Loss)	$65.1	$(44.4)	$(80.5)

NET EARNED PREMIUMS

Net earned premiums increased by 16.5% in 2003 and 10.2% in 2002. The increases in net earned premiums were driven by:

•	Increases in filed rates: We file rate changes on a state-by-state basis. Overall, we received approval for average rate increases in the mid-single digits in 2003 and 2002.

•	Premium trend: Premiums are impacted by the increases in the portion of our policies that insure newer and more expensive cars, or premium trend. Personal auto premium trend increased average rates in the low single-digits in 2003 and 2002.

•	Growth of policies-in-force (PIF): PIF grew by 9% in 2003 and by 8% in 2002, reflecting the introduction of our new business entry model using point-of-sale (POS) underwriting technology and stable retention rates. Our new auto policies grew 9.7% in 2003 over 2002, and 5.3% in 2002 over 2001.

UNDERWRITING RESULTS AND COMBINED RATIO

In 2003, we achieved an underwriting profit - our first since 1998. Our loss ratio has steadily improved to 60.4% in 2003 from 65.9% in 2002 and 68.8% in 2001. These lower loss ratios were primarily driven by:

•	Improved rate adequacy: As discussed above, rates increased in 2003 and 2002, while loss costs, adjusted for the growth in standard and non-standard business, increased only slightly during that period.

•	Disciplined underwriting through our automated underwriting platform that provides more segmentation and better matching of rates to risk characteristics.

These reductions in loss ratios were the primary contributors to the improvements in our combined ratios:

•	97.1% in 2003

•	102.3% in 2002

•	104.6% in 2001

DRIVING OUR RESULTS

We’re achieving our growth and improved results through four strategic initiatives in our personal auto line:

•	Offering a new auto insurance product

•	Introducing our new-business entry model using point-of-sale (POS) technology

•	Paying commissions that incent profitable growth

•	Improving the claims management process

Offering a New Auto Insurance Product – Our new auto insurance product offers up to 15 underwriting tiers. These additional tiers provide a more accurate price for a wider range of risks. We’re better able to assign the right price to the corresponding level of risk, producing greater precision and greater profitability. Also, tiers expand the risks that we can underwrite and price, so that we have an auto product available for about 95% of all applicants quoted by our agents. Our new auto insurance product is now available in 43 of the 44 states where we sell auto insurance.

Introducing Our New-Business Entry Model – In early 2002, we introduced our new-business entry model using POS underwriting technology. This model makes it easier for our distributors to sell our new auto insurance product. Accessing the system from their offices, our distributors follow a series of easy-to-use screens to complete the sale. This helps our agents to be more efficient in processing auto business.

Paying Commissions to Incent Profitable Growth – In early 2002, we introduced some changes to our commission structure that have contributed to higher sales during 2002 and 2003. We increased commissions from 10% to 17% on new auto policies. The increase applies to the first six-month policy period. In addition, we revised the bonus commission structure for our agents in 2002. The new structure aligns their incentives with our growth and profitability goals.

Improving the Claims Management Process – Better claims handling processes also contributed to our improved performance. We’ve made investments in training for our claims handlers and we now have more efficient processes and better metrics to measure key performance drivers. Our claims processing combines the efficiency of centralized claims handling, customer service centers and the flexibility of field representatives. Using our paperless claims environment, our field representatives are not restricted to a specific office or physical location. This flexibility adds significant savings and efficiencies to the claims handling process and increases customer service.

WHERE WE’RE HEADED

We anticipate the following factors will impact growth and profitability in the near future:

Rates – We plan to file for rate increases to at least keep pace with the rate of underlying loss cost growth. We anticipate loss cost growth to be in the 3%-5% range in 2004. Actual rate changes obtained may vary, based on the rate needed in a given state combined with regulatory review and approval, and developments in loss cost trends.

Business Growth – As our business grows, we will write more policies in markets where we have not written significant business previously. We expect to write more standard and non-standard risks which have, on average, higher frequencies than preferred risks.

Product Pricing and Segmentation – We will continue to refine our pricing structure to more precisely match rate to risk.

Expenses – We expect to continue the improvement in our expense ratio for Personal Auto, as a result of the savings from our corporate restructuring.

Overall – Barring extraordinary catastrophes and other unusual events, we expect our Personal Auto segment to grow, while operating at our target combined ratio of 96%, in 2004.

Homeowners

YEAR ENDED DECEMBER 31	2003	2002	2001
Net Earned Premiums	$768.1	$757.4	$740.6
Underwriting Profit (Loss)	$82.2	$(37.2)	$(205.6)

NET EARNED PREMIUMS

Net earned premiums increased by 1.4% in 2003 and 2.3% in 2002. The increases in net earned premiums were impacted by:

•	Increases in filed rates: We file rate changes on a state-by-state basis. Overall we received approval for average rate changes in the high single-digits in 2003 and the low-to-mid teens in 2002. Additionally, premiums are impacted by automatic increases in the amount of insurance coverage to adjust for inflation in building costs. This was in the low single-digits in 2003 and 2002.

•	Decline in PIF: The number of policies that did not renew in 2003 and 2002 exceeded the number of new policies written in each year, leading to a net reduction in PIF of 9.1% in 2003 and 8.2% in 2002. Lower new business due to moratoriums in certain unprofitable states also resulted in our PIF declining during 2003. Currently, we have moratoriums in only two states, down from 10 states at December 31, 2002.

UNDERWRITING RESULTS AND COMBINED RATIO

In 2003, we achieved an underwriting profit in our Homeowners line, our first underwriting profit in more than a decade. Our loss ratio steadily improved to 51.7% in 2003 from 66.5% in 2002 and 89.4% in 2001. These lower loss ratios were primarily driven by:

•	Improved rate adequacy: As discussed above, rates increased in 2002 and 2003, while loss costs declined during that period.

•	Loss frequency: The decrease in loss costs was driven by double-digit decreases in claims frequency - the average number of claims filed that are not catastrophe-related. This was only partially offset by increases in claims severity – the average cost per claim.

Loss frequency in 2003 was lower in all areas – fire, theft and other perils. Our frequency fell by 28% in 2003 and 19% in 2002.

The trend toward higher deductibles – with many homeowners increasing their deductibles from $250 to $500 – has significantly reduced the number of frequent, maintenance-type claims. Improvements in frequency outpaced severity increases, resulting in improving loss costs. Severity increases reflect inflationary trends in repair material and labor costs.

The reductions in loss costs were the primary contributor to the improvements in our combined ratios which were:

•	89.3% in 2003

•	104.9% in 2002

•	127.8% in 2001

Catastrophe Losses – Catastrophes involve multiple claims and policyholders. We cannot accurately predict catastrophes, and the number and type of catastrophes can vary widely. The losses they could cause might significantly exceed our prior experience.

Catastrophes include hurricanes, windstorms, earthquakes, hailstorms, explosions, severe winter weather, fires and acts of terrorism.

Our catastrophe losses returned to historical averages in 2003. Catastrophe losses were unusually low in 2002 and unusually high in 2001. Our pretax catastrophe losses after reinsurance for the last three years were:

•	$95.4 in 2003

•	$54.3 in 2002

•	$145.0 in 2001

Catastrophe losses for 2003 included $11.8 pretax for the wildfires in California. The catastrophes in 2001 included $60.0 pretax for a single wind and hailstorm in St. Louis.

DRIVING OUR RESULTS

We’re achieving improved profitability in Homeowners through five strategic initiatives:

•	Offering a new homeowners insurance pricing structure

•	Introducing our new-business entry model using point-of-sale (POS) technology

•	Reunderwriting our homeowners business in selected states

•	Changing policy language

•	Improving the claims management process

Offering a New Homeowners Insurance Product - Our new homeowners product generally offers nine underwriting tiers. This increased segmentation means we are better able to align rate with risk, and to offer coverage to more homeowners. We have obtained approval to sell our new product in 43 of the 44 states in which we are licensed to sell business.

Introducing Our New-Business Entry Model – In early 2002, we introduced our new-business entry model using point-of-sale (POS) underwriting technology. This model makes it easier for our distributors to sell our new homeowners insurance product.

Reunderwriting our Homeowners Business in Selected States - During 2003, we reviewed and updated our data for current policyholders in several states to make sure we had accurate information concerning their property. This helped us ensure that we are charging the appropriate premium for the risk insured.

Changing Policy Language - We placed a cap on the maximum amount payable in a total loss of 125% of the home’s insured value. In some cases, we have taken steps to restrict coverage, primarily on mold damages. These restrictions generally cap mold damages at $10 thousand, including remediation costs.

Improving the Claims Management Process – Better claims handling processes also contributed to our improved performance. We’ve made investments in training for our claims handlers and we now have more efficient processes, and better metrics to measure key performance drivers. Our claims processing combines the efficiency of centralized claims handling, customer service centers and the flexibility of field representatives. Using our paperless claims environment, our field representatives are not restricted to a specific office or physical location. This flexibility adds significant savings and efficiencies to the claims handling process and increases customer service.

WHERE WE’RE HEADED

We anticipate the following factors will impact growth and profitability in our Homeowners segment in the near future:

Rates - We plan to file for rate increases to at least keep pace with the rate of underlying loss cost growth. We anticipate this loss cost growth to be in the 2%-4% range in 2004. Actual rate changes obtained may vary from this based on regulatory review and approval and development in loss cost trends.

Business Growth - As our business grows, we will write more policies in markets where we have not written significant business previously. We expect to write more standard risks which have, on average, higher frequencies than preferred risks.

Product Pricing and Segmentation - We will continue to refine our pricing structure and matching of rate to risk.

PIF - We expect to see further reduction in PIF in 2004, but at a slower rate of decline than the past two years, and in the second half of 2004 we expect PIF levels to stabilize.

Overall – We do not expect to experience the same favorable frequency trends. This will cause our margins in this business to move closer to our target 92% combined ratio than the extraordinary results we experienced in the last half of 2003.

Specialty

YEAR ENDED DECEMBER 31	2003	2002	2001
Net Earned Premiums	$201.8	$203.1	$201.6
Underwriting Profit	$44.5	$28.9	$3.9

Our Specialty operation provides individuals with umbrella, earthquake, dwelling fire, inland marine, motorcycle and boat insurance. These products serve to round out our personal lines offerings.

NET EARNED PREMIUMS

We experienced a small net decrease in PIF in 2003 and 2002, which was largely offset by our rate increases.

UNDERWRITING RESULTS AND COMBINED RATIO

The combined ratio improved to 77.9% in 2003, compared with 85.8% in 2002 and 98.0% in 2001. The increases in underwriting profit and decreases in combined ratio reflect lower claims experience in these lines.

WHERE WE’RE HEADED

We anticipate stable results in 2004. We have not yet introduced our point-of-sale (POS) technology in Specialty. We expect growth in this line when those advancements in technology are introduced in 2005.

SBI Regular

YEAR ENDED DECEMBER 31	2003	2002	2001
Net Earned Premiums	$1,097.5	$1,014.1	$1,033.0
Underwriting Loss	$(28.6)	$(51.7)	$(163.2)

Our SBI Regular segment provides insurance for small- to medium-sized businesses (those with annual written premiums of $100,000 or less). This is our core commercial lines business. Its main products include:

•	Business owner policies (BOP)

•	Commercial auto

•	Commercial property

•	Commercial multi-peril

•	General liability

•	Workers compensation

NET EARNED PREMIUMS

The fluctuations in net earned premiums are a result of the efforts we began in 2001 to restore profitability to this segment. This included:

•	Raising our average insurance prices

•	Tightening our underwriting standards

•	Not renewing unprofitable business

•	Introducing a redesigned business model for our distributors

Our average prices in SBI Regular increased:

•	10% in 2003

•	15% in 2002

•	12% in 2001

The price increases and stricter underwriting practices caused decreases in our retention rate and new business. With the continued rollout of our redesigned business model in 2003, however, we recently have seen the trend of declining PIF reverse as our retention stabilized and our new business growth strengthened. Over the last six months of 2003, our PIF increased slightly. Year over year, our PIF decreased 3.7% in 2003 and 8.9% in 2002.

UNDERWRITING RESULTS AND COMBINED RATIO

Underwriting results in 2003 improved $23.1 over 2002, and 2002 improved $111.5 over 2001, reflecting our effort to restore profitability to this segment. This effort included price increases, reunderwriting business and implementing our automated underwriting platform. Our automated underwriting platform provides a better matching of price to risk.

As a result, our combined ratios were:

•	102.6% in 2003

•	105.1% in 2002

•	115.8% in 2001

Our underwriting results include the changes in our workers compensation reserves. The estimation of workers compensation reserves involves a high degree of judgment and uncertainty. We have reacted to increasing medical cost inflation trends, elongating payout periods and delayed claims reporting and have increased our reserves in the period such information becomes available and trends are known. Workers compensation reserves in SBI Regular were increased:

•	$57.6 in 2003 as part of the $205.0 reserve strengthening in the third quarter

•	$33.3 in 2002

•	$65.0 in 2001 as part of the $240.0 reserve strengthening in the third quarter

More information about our workers compensation reserves is in the P&C Loss and LAE Reserves section on page 35.

Catastrophe losses increased in 2003. Our catastrophe losses before tax and after reinsurance were $19.0 in 2003, $11.7 in 2002 and $31.7 in 2001.

DRIVING OUR RESULTS

Our effort to restore growth and profitability to this segment centers on our redesigned business model. Our redesigned business model includes:

•	Automated underwriting platform

•	Introducing our new-business entry model using point-of-sale (POS) technology

•	Business service center

Automated Underwriting Platform – Our automated underwriting platform provides improved matching of price to risk that allows us to offer policies to a wider range of small businesses.

We are seeing improvement in matching price to risk using our automated underwriting model. This is a key competitive advantage as we can better segment our business and provide the best rate to our best customers, while higher risks are charged higher rates. This has also allowed us to improve retention of our best customers.

Introducing our Point-Of-Sale Technology - The point-of-sale technology is an easy-to-use, web-based interface that helps agents provide real-time quotes to their customers quickly and efficiently.

In 2003, this platform enabled us to profitably increase the number of new policies we sell. We consistently closed more than 30% of quotes with this point-of-sale technology. Sales of BOP increased by 49.4% over our 2002 levels, and in 2003 we began the launch of our commercial auto product and saw a 20.5% increase in new business over 2002. Our workers compensation product launched in November 2003 and will be phased in over the first few months of 2004. The final component to our automated platform will be the addition of commercial package policies and we will begin this implementation in late 2004.

Business Service Center – We provide agents with an option to have us service the policies of their customers for a fee. This allows the agent to focus on profitably growing their business and shifts the policy servicing activities to us. Early indications show that this service increases the retention of policyholders, benefiting both us and the agent.

WHERE WE’RE HEADED

Growth – Given the increasing number of small businesses in the United States and the lack of a dominant market leader, we see growth potential in this segment and aim to become the top insurance writer. As we continue to roll out our automated underwriting platform and point-of-sale technology, we will grow our business by focusing on small business policies.

In 2004, we will launch our online sales-and-service platform called Safeco Now. While we have automated many of our major P&C product lines over the last two years, Safeco Now will bring them all together on a unified platform featuring a single entry point and seamless cross-sell capabilities.

The centerpiece of Safeco Now is a new-business hub where distributors can quote and bind personal auto, homeowners and most small-business products in just minutes. Additional P&C products will go online over the next two years.

Safeco Now addresses our distributors’ three primary online needs:

•	To quote and issue new business

•	To service an existing account

•	To inquire about a claim

We believe that Safeco Now will be a powerful tool to drive growth and greater efficiencies for our distributors and for us.

Product Pricing and Segmentation – We will continue to appropriately match rate with risk through segmentation and disciplined underwriting. We will charge prices at acceptable profit levels and decline business when pricing or risk does not allow us to earn acceptable returns.

Expenses – We expect improvement in our expense ratio for SBI Regular, as the savings from our corporate restructuring and the leveraging of our existing infrastructure with our automated underwriting platform and new-business interface will impact 2004 financial results.

Loss Costs – We anticipate that medical costs, auto repair and building material costs will continue to rise. We strive to effectively manage these costs through efficient claims handling to help offset this loss cost inflation.

Overall – We expect good growth in PIF and continued ability to maintain our target margins (95% combined ratio).

SBI Special Accounts Facility

YEAR ENDED DECEMBER 31	2003	2002	2001
Net Earned Premiums	$383.8	$276.0	$128.1
Underwriting Profit	$23.5	$17.8	$3.9

Our SBI Special Accounts Facility (SAF) segment provides insurance for large commercial accounts (customers who pay annual written premiums of more than $100,000).

While our main focus is the small- to medium-sized commercial market, we continue to serve some large commercial accounts on behalf of key agents and brokers who sell our core property and casualty products. Sixty percent of new small-commercial business comes from distributors who also sell to large commercial accounts.

SAF also provides insurance for the following specialty commercial insurance programs:

•	Lender-placed property

•	Agents’ errors and omissions (predominantly for our agents)

•	Mini-storage and warehouse properties

•	Non-profit social service organizations

NET EARNED PREMIUMS

The increase in net earned premiums for SAF in 2003 and 2002 was due to the consolidation of our business insurance products in 2002. As each existing large commercial policy was renewed (reported in SBI Runoff) a decision was made by SAF to renew or not. If it was renewed, it became part of SAF; otherwise the policy remained in SBI Runoff. Net earned premiums increased in 2002 due to the acquisition of a lender-placed property business from ACE Limited in September 2001. This acquisition increased net earned premiums by $57.7 in 2002.

UNDERWRITING RESULTS AND COMBINED RATIO

Our combined ratio was 93.9% in 2003, compared with 93.5% in 2002 and 96.9% in 2001. The improvement in the combined ratios is a result of improved underwriting results in our large-commercial business.

DRIVING OUR RESULTS

The changes in our net earned premiums, underwriting results and combined ratios over the last two years mainly resulted from the consolidation of our business insurance products. As discussed above, this consolidation reflects the decisions we made as the large account policies came up for renewal. We renewed only those that we could underwrite profitably within our redesigned business model.

We also took aggressive actions in 2001 to reunderwrite existing SAF business, applying stricter underwriting standards and increasing rates. These actions improved our underwriting results in 2003 and 2002.

WHERE WE’RE HEADED

Our goal is to provide a limited large-commercial resource for those distributors who are also writing auto, homeowners or small- to medium-sized commercial insurance with us.

SBI Runoff

YEAR ENDED DECEMBER 31	2003	2002	2001
Net Earned Premiums	$(2.0)	$170.9	$482.3
Underwriting Loss	$(192.8)	$(107.5)	$(279.6)

Our SBI Runoff segment consists of large commercial business accounts and specialty programs that we have exited.

Those accounts that do not fit with our focus on SBI Regular or that cannot be effectively served within SAF continue to be managed and reported in this segment.

NET EARNED PREMIUMS

Net earned premiums were minimal in 2003 as we completed the runoff and included return premiums on retrospectively rated policies. We determine ultimate premiums for retrospectively rated policies based on actual loss experience for the policy term. This sometimes results in a return of premium to the policyholder at the end of the policy term. Net earned premiums in 2002 decreased by 64.6% from 2001, due to actions taken to exit this unprofitable business and renew certain policies into SAF.

UNDERWRITING RESULTS AND COMBINED RATIO

The 2003 and 2001 underwriting losses include $144.9 and $90.0 of prior-year workers compensation reserve strengthening. More information about our workers compensation reserves is in the P&C Loss and LAE Reserves section on page 35.

We analyze our results in SBI Runoff using underwriting profit (loss). That’s due to the decreasing earned premiums associated with accounts in runoff which means combined ratio is less meaningful in assessing underwriting performance.

Surety

YEAR ENDED DECEMBER 31	2003	2002	2001
Net Earned Premiums	$153.6	$126.3	$95.6
Underwriting Profit	$27.6	$17.6	$2.4

Our Surety segment provides surety bonds for construction and commercial businesses.

NET EARNED PREMIUMS

Our net earned premiums increased 21.6% in 2003 and 32.1% in 2002 as a result of average rate increases of 10% to 15% beginning in 2002 and new business. In 2003, the increased new business was primarily driven by the opening of new offices in Glendale, California and Syracuse, New York.

UNDERWRITING RESULTS AND COMBINED RATIO

Our combined ratios were 82.0% in 2003, 86.0% in 2002 and 97.5% in 2001. The improved combined ratio in 2003 reflects disciplined underwriting and rate increases combined with decreases in commission expense. Our 2001 underwriting results include a $59.5 loss before reinsurance related to the bankruptcy of Enron, ($18.0 net of reinsurance). On January 2, 2003, we entered into a settlement agreement to end litigation involving the Enron bankruptcy and related bond defaults.

DRIVING OUR RESULTS

The growth in our 2003 and 2002 premiums and underwriting profits resulted from:

•	Disciplined underwriting resulting in lower loss ratios

•	Rate increases

•	New business production

WHERE WE’RE HEADED

We are benefiting from the disarray in the surety market because we are a stable, long-term provider of surety bonds. Some providers in the industry have experienced significant underwriting losses in recent years. While 2003 was favorable for us in terms of obtaining increased rates, we expect 2004 to bring more modest rate increases. We will maintain our disciplined underwriting approach as a priority while we grow this business.

P&C Other

YEAR ENDED DECEMBER 31	2003	2002	2001
Net Earned Premiums	$29.9	$26.4	$24.2
Underwriting Loss	$(27.4)	$(63.1)	$(118.8)

Our P&C Other segment includes our:

•	Runoff assumed reinsurance business acquired as part of the American States acquisition

•	Non-voluntary personal lines business

•	London operations that have been in runoff since the third quarter of 2002

Charges affecting our results included:

•	$5.6 increase to reserves for our London operations in 2003 and $26.3 in 2002 in charges related to our decision to put the London operations into runoff

•	$85.0 to strengthen our reserves for construction defect and asbestos and environmental losses in 2001

•	$30.0 in losses after reinsurance from the September 11, 2001 terrorist attacks

P&C Impact of Terrorism

The Terrorism Risk Insurance Act of 2002 (TRIA), enacted by the federal government on November 26, 2002, requires insurance companies to offer terrorism coverage to all commercial policyholders. That includes workers compensation and surety policyholders.

TRIA does not apply to life insurance or personal lines policyholders.

U.S. GOVERNMENT FUNDING

Under TRIA, the U.S. government will provide funding to the insurance industry if a terrorist attack on behalf of a foreign interest causes losses of $5 billion or more. The funding will be provided on an aggregate basis of 90% of covered losses in excess of individual insurance company deductibles of up to $100 billion. TRIA determines the deductibles for insurance companies as a percentage of their direct earned premiums. Our estimated deductible for 2004 is $153.1.

TERRORISM EXCLUSIONS

Prior to the enactment of TRIA, our policies excluded losses due to foreign terrorism in states that had approved the exclusions. With TRIA, we can no longer exclude losses due to foreign terrorism unless the policyholder rejects our mandatory offer of terrorism coverage. The Insurance Services Office (ISO) created coverage and pricing tools to help insurers respond to the TRIA requirements.

If the policyholder does reject our mandatory offer of terrorism coverage, we can then exclude coverage for losses due to foreign terrorism. The ISO has filed exclusions for acts of terrorism as defined by TRIA, and we have adopted those filings.

However, some states limit the use of terrorism exclusions.

NOTIFYING POLICYHOLDERS

TRIA required insurance companies to send notices to commercial policyholders by February 24, 2003. The notices had to include the offer of terrorism coverage and the cost for that coverage. We sent out the required notices by that date.

REINSURANCE OPTIONS

The availability of terrorism reinsurance is limited in the commercial market. Our current reinsurance program provides limited terrorism coverage. All reinsurance treaties exclude certified terrorist acts and also non-certified terrorist acts involving nuclear, chemical, biological or radioactive materials. The following treaties provide non-certified terrorism coverage – property catastrophe reinsurance covering 90% of $400.0 in excess of $100.0 layer, workers compensation reinsurance covering $15.0 in excess of $5.0 layer, and our commercial and personal umbrella reinsurance.

OUR EXPOSURE IS MODEST

We believe our exposure to potential terrorism losses is relatively modest across all our product lines.

With commercial insurance, our focus is on small- to medium-sized businesses – generally not viewed as likely potential terrorism targets.

With workers compensation policies, the number of employees covered is a key consideration. We decline to provide coverage in cases where we believe the exposure is potentially severe.

With our personal lines of insurance, we believe that losses due to terrorism would likely be relatively modest. We believe that exposure and risk to individuals are small.

We estimated our pretax losses net of reinsurance resulting from the September 11, 2001 terrorist attacks at $51.7, of which $30.0 was reinsurance written through our London operation, $20.7 for our business insurance accounts and $1.0 for L&I.

P&C Loss and Loss Adjustment Expense Reserves

On pages 10 and 34 we described the Critical Accounting Estimates involved in determining these reserves. In this section, we provide the actual reserve estimates for the last three years and discuss changes in those estimates.

This table shows the changes in our P&C loss and LAE reserves for 2003, 2002 and 2001. We record changes in estimated reserves in our Consolidated Statements of Income (Loss) the same year we make the change.

DECEMBER 31	2003	2002	2001
Loss and LAE Reserves at Beginning of Year	$4,998.5	$5,053.7	$4,612.7
Less Reinsurance Recoverables	411.6	415.9	343.6

Net Balance at Beginning of Year	4,586.9	4,637.8	4,269.1

Incurred Loss and LAE for Claims Occurring During
Current Year	3,202.3	3,237.4	3,619.1
Prior Years	249.9	125.8	345.1

Total Incurred Loss and LAE	3,452.2	3,363.2	3,964.2

Loss and LAE Payments for Claims Occurring During
Current Year	1,757.5	1,742.0	1,976.8
Prior Years	1,581.4	1,672.1	1,618.7

Total Loss and LAE Payments	3,338.9	3,414.1	3,595.5

Net Balance at End of Year	4,700.2	4,586.9	4,637.8
Plus Reinsurance Recoverables	344.4	411.6	415.9

Loss and LAE Reserves at End of Year	$5,044.6	$4,998.5	$5,053.7

2003

In 2003, we increased our estimates for P&C prior years’ loss and LAE reserves by $249.9. The total increase includes:

•	$205.0 during the third quarter as a result of higher medical cost trends for workers compensation than previously expected.

•	$44.9 in a number of lines at various times during the year due to emerging claim trends and related loss data.

Payout periods for workers compensation claims can be 50 years or more. However, because we focus on low-hazard risks, our average payout period is generally shorter than the industry average.

Since 2001, changes in our business have included:

•	Improving our claims handling practices, putting greater emphasis on early recognition of exposure potential in case reserves

•	Focusing on the settlement of long-term claims, increasing the number that we settle

•	Focusing our writings on small- to medium-sized businesses

•	Limiting our workers compensation writings in states where rate levels fall below our profitability targets

While we expect these business changes to reduce our ultimate losses, they have decreased the predictive value of our past data in estimating future loss reserves. With this in mind, in the second quarter of 2003, we began performing additional actuarial analysis primarily focused on medical inflation trends and changes in Safeco claim practices and mix of business. This produced divergent indications. As a consequence, in the third quarter of 2003, we took additional steps to evaluate medical inflation trends, reviewing:

•	Safeco and industry data

•	Our claim files

•	Loss reserve trends by state

•	Case reserving patterns and practices

Our analysis showed:

•	Higher medical payouts than previously expected

•	Longer payout periods than previously expected

•	Relatively stable indemnity payouts

Based on our analysis, we increased our loss and LAE reserves for workers compensation losses occurring in prior years by $205.0 pretax during the third quarter of 2003. Of this increase, $180.0 was related to loss and allocated LAE reserves. This increase included $130.0 in SBI Runoff, $48.0 in SBI Regular and $2.0 in SBI Special Accounts Facility. The largest amount of reserve development relates to California, particularly the large account business that we began exiting in 2001. We also increased unallocated LAE reserves by $25.0 pretax. This increase included $14.9 in SBI Runoff, $9.6 in SBI Regular and $0.5 in SBI Special Accounts Facility. This increase reflects our estimate of the ongoing expense of servicing workers compensation claims. As claims remain open for longer periods of time, our costs to handle these claims rise.

2002

In 2002, we increased our estimates for P&C prior years’ loss and LAE reserves by $125.8. We made increases throughout the year as part of our quarterly evaluations, based on emerging claim trends and related loss data.

The increase of $125.8 included:

•	$37.0 for construction defect claims

•	$33.3 for workers compensation losses

•	$24.4 for asbestos claims

•	$31.1 for other loss reserves

The major factors driving our increases in loss reserves were:

•	Construction defect claims – legal costs were higher than estimated. Efforts to mitigate the severity levels of construction defect losses led to higher legal costs.

•	Workers compensation losses – the rate of medical cost inflation was higher than anticipated.

•	Asbestos claims – losses related to our participation in pools and syndicates were higher than estimated.

•	Other reserves – primarily higher than anticipated losses for our London operations that were put in runoff. The losses are due to some high layer excess coverages and the long reporting lag of these operations.

2001

In 2001, we increased our estimates for prior years’ loss and LAE reserves by $345.1. We made that increase in two ways:

•	$240.0 during the third quarter as a result of a review of our P&C loss reserve adequacy

•	$105.1 at various times during the year due primarily to continued rising medical costs that affected our workers compensation losses

The review of our P&C loss reserve adequacy included an independent actuarial study. The $240.0 loss reserve increase by operating segment included:

•	$65.0 for SBI Regular

•	$90.0 for SBI Runoff

•	$85.0 for P&C Other

The P&C Other segment includes the runoff assumed reinsurance business that we acquired when we purchased American States in 1997.

The $240.0 loss reserve increase by coverage included:

•	$90.0 for construction defect claims

•	$80.0 for workers compensation losses

•	$70.0 for other coverages, primarily asbestos

The major factors driving our increases in loss reserves were:

•	Construction defect claims – newly reported claims increased significantly during the first half of 2001. The increase was due primarily to increased litigation in California and more claim activity in other states. This occurred after claims appeared to have peaked in early 2000 and were trending down.

•	Workers compensation losses – unexpected prior year loss development and increases in medical costs at levels higher than previously anticipated

•	Asbestos claims – in 2001, the insurance industry was experiencing an expansion of asbestos claims to include smaller and more peripheral firms as defendants. In the first half of 2001, we experienced more claims than in prior years. This led us to expect a larger number of asbestos claims affecting our runoff assumed reinsurance operations.

Our L&I Operating Results

The primary measures of our L&I operating results include revenues and pretax operating earnings. The next two tables summarize revenues and pretax operating earnings by our reportable L&I segments for the last three years. More information about the results – also by reportable segment – follows the tables.

First, revenues include premiums, net investment income and fees. Revenues do not include our net realized investment gains and losses:

	REVENUES
YEAR ENDED DECEMBER 31	2003	2002	2001
Group	$552.9	$477.4	$336.2
Income Annuities	514.2	529.2	530.0
Retirement Services	388.2	379.5	367.1
Individual	383.5	379.7	367.8
Asset Management	26.9	29.9	35.9
L&I Other	214.3	189.2	180.3

Total L&I Revenues	$2,080.0	$1,984.9	$1,817.3

Next, pretax operating earnings are our measure of each segment’s profitability:

	PRETAX OPERATING EARNINGS
YEAR ENDED DECEMBER 31	2003	2002	2001
Group	$89.0	$69.2	$26.6
Income Annuities	25.3	41.5	47.8
Retirement Services	18.0	21.6	15.6
Individual	6.3	21.6	22.8
Asset Management	1.8	5.2	8.0
L&I Other	80.7	77.9	76.7

Pretax Operating Earnings	221.1	237.0	197.5
Net Realized Investment Losses	(25.5)	(143.1)	(22.5)
Goodwill Write-off	—	—	(48.9)

Income from Continuing Operations before Income Taxes and Change in Accounting Principle	$195.6	$93.9	$126.1

Group

YEAR ENDED DECEMBER 31	2003	2002	2001
Revenues	$552.9	$477.4	$336.2
Pretax Operating Earnings	$89.0	$69.2	$26.6

Group’s principal product is stop-loss medical insurance sold to employers with self-insured medical plans.

REVENUES

Our revenue increases in 2003 and 2002 were primarily due to our acquisition of Swiss Re’s stop-loss medical business in July 2002 and overall rate increases we implemented over the last two years.

PRETAX OPERATING EARNINGS

The increases in our pretax operating earnings were primarily due to growth in revenues and earnings that resulted from the acquisition of Swiss Re’s stop-loss medical business and improved loss ratios.

Our loss ratio improved to 57% in 2003, compared with 60% in 2002 and 64% in 2001. Our rate increases were the primary drivers of the improved trend in our loss ratios. A $10.5 benefit from favorable loss reserve development related to policies obtained in the Swiss Re acquisition also contributed to our improved loss ratio in 2003.

DRIVING OUR RESULTS

We continue to price for profitability and to grow our revenues only when we can do so profitably. Our loss experience has been unusually favorable in 2003 and 2002 due to both rate increases and lower claim experience. The acquisition of Swiss Re’s stop-loss medical business contributed to both revenue and earnings growth in 2003 and 2002.

Income Annuities

YEAR ENDED DECEMBER 31	2003	2002	2001
Revenues	$514.2	$529.2	$530.0
Pretax Operating Earnings	$25.3	$41.5	$47.8

Income Annuities’ main product is structured settlement annuities, sold to fund third-party personal injury settlements and long-term claim settlements of our P&C affiliates. This product is extremely sensitive to financial strength ratings and our ratings downgrades in 2001 decreased our ability to sell this product. Income Annuities also sells non-structured fixed annuities, which provide an immediate payment stream.

REVENUES

The decrease in 2003 revenues resulted mainly from the impact of lower favorable prepayment adjustments on our mortgage-backed securities investment portfolio. These prepayment adjustments totaled $5.4 in 2003 compared with $13.9 in 2002. Favorable prepayment adjustments on these securities occur when interest rates decline and the underlying mortgage prepayments happen sooner than we estimated. These prepayments, however, could also be unfavorable in the future if actual prepayments occur at a slower rate than anticipated.

Despite ratings downgrades in 2001, revenues remained flat in 2002 as a result of growth in our sales of non-structured annuity products and the income from prepayment adjustments.

PRETAX OPERATING EARNINGS

The decreases in pretax operating earnings in 2003 resulted from:

•	Lower prepayment adjustments on our mortgage-backed securities discussed above

•	Lower market interest rates on our new and reinvested assets

DRIVING OUR RESULTS

High financial strength ratings are critical to our ability to market structured settlement annuities. Accordingly, our ratings downgrades in 2001 significantly limited our ability to sell them. The majority of annuities are long term, 25 years or longer, and are priced based upon investment return projections at the time of sale. While we invest in longer-term fixed maturities to match the duration of the annuities, when these investments are prepaid or are called the proceeds are generally reinvested at the then prevailing rate.

Retirement Services

YEAR ENDED DECEMBER 31	2003	2002	2001
Revenues	$388.2	$379.5	$367.1
Pretax Operating Earnings	$18.0	$21.6	$15.6

Retirement Services’ principal products are fixed deferred annuities and variable annuities.

REVENUES

We earn revenues relative to the amount of assets under management and the rate of return on these investments during the year. The increase in revenues in 2003 was primarily due to higher investment income on our general account liabilities. Higher fee income on separate account liabilities, due to the improved performance of the equity markets in 2003, also contributed to our increase in revenues. These increases were partially offset by the impact of lower average interest rates on new and reinvested assets.

General account liabilities are amounts we owe to contract holders for products where we bear the investment risk, and include fixed deferred annuities and guaranteed investment contracts.

Our general account liabilities have grown significantly. They were:

•	$6,667.8 at year-end 2003

•	$5,978.1 at year-end 2002

•	$5,191.3 at year-end 2001

That growth resulted principally from the launch of Safeco Secure fixed deferred annuity in 2002 and Safeco Select fixed deferred annuity in 2001.

Separate account liabilities are amounts we owe to contract holders for products where the contract holder bears the investment risk and has the right to allocate funds among various sub-accounts. They principally include variable annuities for which we hold matching separate account assets. Our separate account liabilities have fluctuated in a manner consistent with equity markets increases in 2003 and declines in 2002. They were:

•	$1,032.3 at year-end 2003

•	$811.6 at year-end 2002

•	$1,096.9 at year-end 2001

PRETAX OPERATING EARNINGS

Our pretax operating earnings declined slightly in 2003 despite our increased assets under management, due principally to an increase in certain operating expenses.

Our pretax operating earnings increased in 2002 compared with 2001 due to growth in general account assets under management and lower losses from our Equity Indexed Annuity product.

DRIVING OUR RESULTS

The profitability of our fixed and variable annuities depends on pricing our products at a margin over the cost of providing benefits and the expense of acquiring customers. Specifically:

•	Fixed annuity profits depend on our returns on invested assets, net of the amounts we credit to policyholders’ accounts.

•	Variable annuity profits depend on the amount of our assets under management and changes in their fair value, which affect the amount of fees we receive.

Profitability for these products also depends on our persistency experience (how long this business stays with us). This affects our ability to recover the costs of acquiring new business over the lives of the contracts. Accordingly, if a contract owner withdraws funds during the early years of the contract – usually during the first seven or eight years – we keep a certain percentage of the withdrawal as a surrender charge, to recoup our acquisition costs. Some contracts allow us to pay the requested withdrawal out over five years.

In 2003, we refiled fixed annuity products with our regulators in all 50 states and obtained approval to lower our crediting rates in response to a decline in investment yields in all but three states. At various times, we suspended sales of our products pending approval of these changes.

Individual

YEAR ENDED DECEMBER 31	2003	2002	2001
Revenues	$383.5	$379.7	$367.8
Pretax Operating Earnings	$6.3	$21.6	$22.8

Individual’s products include term, universal and variable universal life and bank-owned life insurance (BOLI). Our ratings downgrades in 2001 have significantly curtailed BOLI sales.

REVENUES

The increases in revenues in 2003 and 2002 were due to our new web-based sales tool and our updated term and universal life insurance products.

PRETAX OPERATING EARNINGS

The decrease in pretax operating earnings in 2003 was primarily due to higher claims resulting from unfavorable mortality experience and lower margins on our BOLI products.

2002 pretax operating earnings were down slightly compared with 2001 due primarily to less favorable mortality experience and decreased BOLI deposits. There were no new BOLI deposits in 2003, down from $50.0 in 2002 and $120.0 in 2001.

DRIVING OUR RESULTS

We price our products based on mortality risk assumptions. When our mortality experience differs from those assumptions, the claims experience affects our profitability. For our BOLI products, financial strength ratings impact our ability to sell the product. Also, we can only change the interest credited on the policy anniversary date and are therefore susceptible to market fluctuations, which impact the margins on our BOLI products.

Asset Management

YEAR ENDED DECEMBER 31	2003	2002	2001
Revenues	$26.9	$29.9	$35.9
Pretax Operating Earnings	$1.8	$5.2	$8.0

Asset Management serves as an investment advisor for Safeco Mutual Funds, variable insurance portfolios and institutional and trust accounts.

REVENUES

The decreases in revenues in both 2003 and 2002 were due to lower investment advisory fee revenue on lower average assets under management during both years.

Our average assets under management were:

•	$3,940.0 in 2003

•	$4,402.0 in 2002

•	$5,141.0 in 2001

Average assets under management have declined over the past two years reflecting the overall decline in equity markets until the second half of 2003.

PRETAX OPERATING EARNINGS

The decreases in our pretax operating earnings for both 2003 and 2002 mainly reflect the lower investment advisory fees from our assets under management as discussed above.

DRIVING OUR RESULTS

Results are highly dependent on the overall performance of equity markets.

L&I Other

YEAR ENDED DECEMBER 31	2003	2002	2001
Revenues	$214.3	$189.2	$180.3
Pretax Operating Earnings	$80.7	$77.9	$76.7

L&I Other is composed mainly of investment income on capital and accumulated earnings of other L&I segments and Talbot Financial Services (Talbot) - our insurance agency that distributes property and casualty, life insurance and investment products.

REVENUES

The increases in revenues for 2003 and 2002 were due to increases in net investment income, reflecting higher retained capital and increases in commission revenues at Talbot.

PRETAX OPERATING EARNINGS

Earnings were higher in 2003 due to income on the retained capital of the other L&I segments and $100.0 contributed to L&I in December 2002 from the proceeds of our common stock offering. Earnings in 2003 were reduced by $9.2 for expenses associated with the planned sale of the L&I operations.

Earnings increased in 2002 compared with 2001 due to an increase in retained capital from other L&I segments.

Our Corporate Results

YEAR ENDED DECEMBER 31	2003	2002	2001
Total Corporate Results	$(116.9)	$(124.7)	$(123.7)
Net Realized Investment Losses before Taxes	(117.2)	(61.6)	(23.3)

Income (Loss) from Continuing Operations before Income Taxes and Change in Accounting Principle	$(234.1)	$(186.3)	$(147.0)

In our Corporate segment, we include:

•	Interest expense on our debt

•	Safeco Financial Products, Inc. (SFP)

•	Our intercompany eliminations

•	Other corporate activities

Our Corporate segment’s primary expense is interest we pay on our debt. Our interest expense on borrowings totaled:

•	$127.1 in 2003

•	$132.0 in 2002

•	$136.9 in 2001

The decreases in interest expense reflected our refinancing of debt in 2003 and 2002 at lower rates.

Because of our strategic decision to focus on P&C products, we wound down SFP’s operations as of December 31, 2003. We set up SFP in 2000 mainly to write S&P 500 index options that reduce the risk associated with our Equity Indexed Annuity product. Other SFP activities – done for its own account – included selling single-name credit default swaps, writing and hedging S&P 500 index options and investing in and hedging convertible bonds.

SFP’s net investment income included fee income on our credit default swaps and earnings from our S&P 500 index options and convertible bonds.

SFP’s investment and derivative portfolio, including credit default swaps, was completely liquidated at December 31, 2003. SFP had credit default swaps with a notional amount outstanding of $835.0 at December 31, 2002.

SFP pretax income (loss) included in the Corporate results was $(0.5) in 2003, $3.6 in 2002 and $6.7 in 2001.

Our Investment Results

Investment returns are an important part of our overall profitability. Fluctuations in the fixed income or equity markets could affect the timing and the amount of our net investment income. Defaults by third parties in the payment or performance of their obligations – primarily on our investments in corporate bonds – could reduce our investment income or create realized investment losses.

NET INVESTMENT INCOME

This table summarizes our pretax net investment income by portfolio:

YEAR ENDED DECEMBER 31	2003	2002	2001
P&C	$453.0	$460.0	$457.7
L&I	1,211.9	1,206.6	1,180.3
Corporate	15.4	7.8	13.4

Total Net Investment Income	$1,680.3	$1,674.4	$1,651.4

Note: Certain reclassifications have been made to the prior year amounts to conform to current year presentation.

PRETAX INVESTMENT INCOME YIELDS

This table summarizes our pretax investment yields for the last three years:

YEAR ENDED DECEMBER 31	2003	2002	2001
P&C	5.4%	5.9%	6.3%
L&I	6.7%	7.4%	7.5%

The declines in our pretax investment yields in our portfolios reflected the low interest rate environment in 2003 and 2002.

P&C PORTFOLIO REPOSITIONING

During 2002, we repositioned our P&C investment portfolio to better match expected asset and liability durations and to reduce risk and volatility. In doing this, we reduced the average duration of the bonds we hold, primarily by shifting from long-term tax exempt bonds to shorter-term taxable bonds. In addition, we shifted our asset allocation mix to reduce the amount of equity securities we hold.

At year-end 2003, our P&C fixed maturities portfolio’s duration was 4.5, down from 5.3 at year-end 2002 and 7.1 at year-end 2001. Equity securities were approximately 12% of our investment portfolio at year-end 2003 and 11% at year-end 2002, down from 18% at year-end 2001. Our goal is to keep equity securities at or near 10% of our total P&C investment portfolio.

Our after-tax yields for our P&C portfolio have decreased due to our shift to shorter-term taxable bonds and declining interest rates. The yields were:

•	3.7% in 2003

•	4.0% in 2002

•	4.3% in 2001

NET REALIZED INVESTMENT GAINS AND LOSSES

Pretax net realized investment gains and losses for 2003, 2002 and 2001 by portfolio were:

YEAR ENDED DECEMBER 31	2003	2002	2001
P&C	$40.8	$287.2	$138.8
L&I	(25.5)	(143.1)	(22.5)
Corporate	(117.2)	(61.6)	(23.3)

Total Pretax Net Realized Investment Gains (Losses)	$(101.9)	$82.5	$93.0

Pretax net realized investment gains and losses by component for the last three years were:

YEAR ENDED DECEMBER 31	2003	2002	2001
Net Gains on Securities Transactions	$150.3	$351.2	$225.1
Impairments on Fixed Maturities	(128.1)	(220.1)	(98.4)
Impairments on Equity Securities	(17.7)	(38.4)	(28.4)
Impairments related to intent to sell L&I	(146.5)	—	—
SFP Credit Default Swaps Mark-to-Market	24.4	(28.3)	(7.8)
Other, Net	15.7	18.1	2.5

Total Pretax Net Realized Investment Gains (Losses)	$(101.9)	$82.5	$93.0

NET GAINS ON SECURITIES TRANSACTIONS

Net gains on securities transactions in 2003 resulted primarily from calls as well as fixed maturity sales initiated to manage our call risk and improve the yield of the underlying portfolio. These calls – issuers redeeming bonds in which we’ve invested before the final maturity date – are an expected part of our investment activity, particularly when interest rates are low.

Net gains on securities transactions in 2002 resulted primarily from the repositioning of our portfolio.

IMPAIRMENTS

We closely monitor every investment that has declined in fair value to below our cost. If we determine that the decline is other-than-temporary, we write down the security to its fair value and record the charge as an impairment in Net Realized Investment Gains (Losses) in the Consolidated Statements of Income (Loss) in the period that we make this determination. More information about our process of estimating investment impairments can be found in the Critical Accounting Estimates section on page 43.

We continually monitor our investment portfolio and markets for opportunities to:

•	Improve credit quality

•	Reduce our exposure to companies and industries with credit problems

•	Manage call risk

In our impairment determination process, we consider our intent and ability to hold investments long enough for them to recover in value. However, our intent to hold the investment can change due to:

•	Financial market fluctuations

•	Changes in the financial condition and near-term prospects of the issuer

•	Strategic decisions to reposition our investment portfolio’s duration or asset allocation

•	Strategic decisions to sell businesses

Pretax investment impairments for 2003, 2002 and 2001 by portfolio were:

YEAR ENDED DECEMBER 31	2003	2002	2001
P&C	$46.9	$49.8	$36.2
L&I	98.0	194.1	66.5
Corporate	147.4	14.6	24.1

Total Pretax Investment Impairments	$292.3	$258.5	$126.8

The increase in impairments in 2003 and 2002 primarily resulted from:

•	Credit problems of some of the companies in which we’ve invested

•	Credit deterioration in the airline and air transportation sectors

•	Our decision to sell our L&I businesses

Our Corporate segment recorded $119.6 in the third quarter of 2003 and $26.9 in the fourth quarter of 2003 in impairment charges for securities held by L&I which are not expected to recover in value before the sale of our L&I businesses. These impairments were not recorded in L&I since the ability and intent to hold securities at the L&I operating level has not changed as a result of our intent to sell the L&I businesses. Additional impairments are possible in 2004, depending on the fair value of these investments.

In 2003, the fair value of fixed maturities and equity securities that we sold at a loss was $348.5. Our total net realized investment loss on these sales was $44.6. In 2002, the fair value of fixed maturities and equity securities that we sold at a loss was $707.9. Our total net realized investment loss on these sales was $246.3. We sold investments in 2002 and 2003 for the reasons discussed above.

SFP CREDIT DEFAULT SWAPS MARK-TO-MARKET

As discussed earlier on page 67, we have wound down our SFP operations and have liquidated its derivative portfolio at December 31, 2003. The derivative portfolio consisted mainly of credit default swaps which had notional amounts outstanding of $835.0 at December 31, 2002.

SFP’s total net realized investment gains (losses), which consisted of credit default swaps that were marked-to-market and payments made for coverage of certain credit events were:

•	$24.3 gain in 2003 – including a $3.4 gain related to liquidating the credit default swap portfolio

•	$28.3 loss in 2002 – including an $8.6 loss resulting from the WorldCom bankruptcy

•	$18.2 loss in 2001 – including a $7.8 loss resulting from the Enron bankruptcy

Credit swap mark-to-market gains in 2003 resulted from the tightening of credit spreads. The losses in 2002 resulted from credit spreads widening.

OTHER ITEMS

Our other items for 2003 included $15.2 in gains related to fair value hedges, representing hedges on forecasted transactions that are no longer considered probable of occurring.

Also included in other items in 2002 was a reclassification from accumulated other comprehensive income to net realized investment loss of $18.7 related to cash flow hedges that were discontinued in connection with the retirement of the underlying commercial paper borrowings.

Investment Portfolio

This table summarizes our investment portfolio at December 31, 2003:

DECEMBER 31, 2003	COST OR AMORTIZED COST	CARRYING VALUE
P&C
Fixed Maturities – Taxable	$5,534.3	$5,828.2
Fixed Maturities – Non-taxable	2,007.5	2,156.5
Equity Securities	650.5	1,115.5
L&I
Fixed Maturities – Taxable	16,706.2	18,039.6
Fixed Maturities –Non-taxable	7.6	7.7
Equity Securities	96.9	112.8
CORPORATE
Fixed Maturities – Taxable	34.6	174.5
Equity Securities	34.3	50.7

Total Fixed Maturities and Equity Securities	25,071.9	27,485.5
Mortgage Loans	936.1	936.1
Other Invested Assets	115.9	115.9
Short-Term Investments	269.9	269.9

Total Investment Portfolio	$26,393.8	$28,807.4

Our fixed maturities, carried at $26,206.5, included:

•	Gross unrealized gains of $2,034.4

•	Gross unrealized losses of $118.1

Our equity securities, carried at $1,279.0, included:

•	Gross unrealized gains of $504.6

•	Gross unrealized losses of $7.3

Unrealized gains and losses are recorded as realized when the securities are sold or impairments are recognized.

Seventeen percent of our total gross unrealized loss at year-end 2003 came from our investments the Diversified Financial Services sector.

We reviewed all our investments with unrealized losses at the end of 2003. Our evaluation determined that all other declines in fair value were temporary. We have impaired all securities held by L&I with unrealized losses at December 31, 2003 because we do not expect them to recover in value before the sale of our L&I businesses.

This table shows by maturity the total amount of gross unrealized losses on fixed maturities and equity securities at December 31, 2003:

DECEMBER 31, 2003	COST OR AMORTIZED COST	FAIR VALUE	COST IN EXCESS OF FAIR VALUE
Fixed Maturities:
1 Year or Less	$19.7	$19.6	$0.1
Over 1 Year Through 5 Years	696.4	685.9	10.5
Over 5 Years Through 10 Years	733.0	719.0	14.0
Over 10 Years	1,009.9	957.0	52.9
Mortgage-Backed Securities	1,485.4	1,444.8	40.6

Total Fixed Maturities	3,944.4	3,826.3	118.1
Total Equity Securities	74.6	67.3	7.3

Total	$4,019.0	$3,893.6	$125.4

Unrealized losses on our investments that have been in a loss position for more than a year at December 31, 2003 were:

•	$0.6 on equity securities, down from $20.4 at December 31, 2002

•	$16.4 on fixed maturities, down from $207.5 at December 31, 2002

These unrealized losses were less than 1% of our total portfolio value.

We continue to monitor these securities as part of our overall portfolio evaluation. If we determine an unrealized loss to be other-than-temporary, we record an impairment loss. We record impairment losses in the same period that we make the determination.

DIVERSIFICATION

Our investment portfolio is well diversified by issuer and industry type with no single issuer exceeding 1% of our consolidated investment portfolio.

Here is a summary of our investments showing investment types and industries of our fixed maturities and equity securities that exceed 3% of our portfolio at year-end 2003:

	Carrying Value	Percent of Total
State and Political Subdivisions	$3,026.5	10%
U.S Government and Agencies	2,082.9	7
Electric Utilities	2,061.9	7
Banks	1,077.3	4
Diversified Financial Services	880.5	3
Mortgage-Backed Securities	5,482.1	19
Other	12,874.3	45

Total Fixed Maturities and Equity Securities	27,485.5	95
Mortgage Loans	936.1	3
Other Invested Assets	115.9	1
Short-Term Investments	269.9	1

Total Investment Portfolio	$28,807.4	100%

INVESTMENT PORTFOLIO QUALITY

The quality ratings of our P&C fixed maturities portfolio were:

RATING	PERCENT AT DECEMBER 31, 2003
AAA	41%
AA	11
A	24
BBB	20
BB or lower	3
Not Rated	1

Total	100%

The quality ratings of our L&I fixed maturities portfolio were:

RATING	PERCENT AT DECEMBER 31, 2003
AAA	32%
AA	4
A	24
BBB	32
BB or lower	6
Not Rated	2

Total	100%

Below Investment Grade and Other Securities - A security is considered below investment grade if it has a rating below BBB. Our consolidated investment portfolio includes below investment grade securities with a fair value of:

•	$1,300.1 at year-end 2003

•	$1,099.4 at year-end 2002

At December 31, 2003, these securities represented 5.0% of our total fixed maturities at fair value. At December 31, 2002, these securities represented 4.5% of our total fixed maturities at fair value.

The related amortized cost of the below investment grade securities at year-end 2003 was $1,172.3 and $1,218.5 at year-end 2002.

Our below investment grade securities had a net unrealized investment gain of $127.8 at year-end 2003. That gain comprised:

•	Gross unrealized investment gains of $146.8

•	Gross unrealized investment losses of $19.0

Our below investment grade securities had a net unrealized investment loss of $119.1 at year-end 2002. The loss comprised:

•	Gross unrealized investment gains of $31.5

•	Gross unrealized investment losses of $150.6

At year-end 2003, our investment portfolio also included:

•	$315.2 of non-publicly traded fixed maturities and equity securities – representing 1.1% of our total portfolio

•	$517.0 of not-rated securities – securities not rated by a national rating service – representing 1.8% of our total portfolio

At year-end 2002, our investment portfolio also included:

•	$335.9 of non-publicly traded fixed maturities and equity securities – representing 1.3% of our total portfolio

•	$465.2 of not-rated securities – representing 1.7% of our total portfolio

OUR MORTGAGE LOAN PORTFOLIO

We held $936.1 of mortgage loans at December 31, 2003. That represents 3% of our investment portfolio. Substantially all of the mortgage loans are held by our L&I business as of December 31, 2003.

Our mortgage loans are on completed, income-producing commercial real estate, primarily in the retail, industrial and office building sectors.

The majority of the properties on which we hold mortgages are in three states:

•	29% in Washington

•	24% in California

•	11% in Oregon

We hold mortgages in no other state that represents greater than 10% of the mortgage loan balance.

Our mortgage loans follow these guidelines:

•	No loan when issued shall exceed 75% of the property’s appraised value

•	Individual loans generally do not exceed $10.0

•	First mortgage liens secure the loans

Our mortgage portfolio has historically performed well, with a low loan charge-off rate. Our loan charge-off rate was less than 1% in 2003, 2002 and 2001.

Less than 1% of our mortgage loans were non-performing – those loans in default of principal or interest or both – at the end of each of the last two years. As a result, our allowance for mortgage loan losses has remained relatively unchanged at $10.2 at December 31, 2003, compared with $10.5 at December 31, 2002.

MORTGAGE-BACKED SECURITIES

Our mortgage-backed securities consist mainly of residential collateralized mortgage obligations (CMOs), pass-throughs and commercial mortgage-backed securities (CMBSs).

This table summarizes our consolidated holdings of mortgage-backed securities at year-end 2003:

DECEMBER 31, 2003	AMORTIZED COST	CARRYING VALUE	PERCENT
RESIDENTIAL
Planned and Targeted Amortization Class and Sequential Pay CMOs	$2,480.5	$2,548.7	47%
Accrual Coupon (Z-Tranche) CMOs	432.5	470.7	9
Floating Rate CMOs	116.2	120.0	2
Companion/Support, Principal Only, Interest Only CMOs	9.4	9.8	—
Subordinates	19.6	19.8	—
Residential Mortgage-Backed Pass-Throughs (Non-CMOs)	396.4	405.5	7

Total Residential	3,454.6	3,574.5	65

SECURITIZED COMMERCIAL REAL ESTATE
Government /Agency-Backed	468.3	493.1	9
CMOs and Pass-Throughs (Non-agency)	1,030.5	1,107.3	20

Total Securitized Commercial Real Estate	1,498.8	1,600.4	29
Other CMOs	296.8	307.2	6

Total	$5,250.2	$5,482.1	100%

Our L&I portfolio holds 79% of our mortgage-backed securities. Our P&C investment portfolio holds the remaining 21%.

Quality of Our Mortgage-Backed Securities – At year-end 2003, 93% of our mortgage-backed securities were either government/agency-backed or AAA rated. We’ve limited our investment in riskier, more volatile CMOs and CMBSs to $29.6. That amount represents 0.5% of our total mortgage-backed securities.

Here are the quality ratings of our mortgage-backed securities portfolio at year-end 2003:

RATING	PERCENT AT DECEMBER 31, 2003
Government/Agency Backed	66%
AAA	27
AA	4
A	2
BBB	1
BB or lower	—

Total	100%

Capital Resources and Liquidity

OUR LIQUIDITY NEEDS

Our liquidity needs vary according to our principal products. P&C liabilities are somewhat unpredictable and generally short in duration. The payments we make to policyholders depend upon losses they suffer from accidents or other unpredictable events. While we can estimate fairly well how much cash we’ll need and when we’ll need it, we cannot predict all future events, particularly catastrophes. So we use investments with greater liquidity – investments that can quickly be turned into cash – to support our P&C businesses’ need for funds. Life insurance, retirement services and other annuity-product reserves are primarily longer-duration liabilities that are typically predictable in nature and are matched with investments that are generally longer duration and less liquid.

SOURCES OF OUR FUNDS

We get cash from insurance premiums, funds received under deposit contracts, dividends, interest and asset management fees, sales or maturity of investments and debt and equity offerings.

We have not engaged in the sale of investments or other assets by securitization.

The cash flow from our operating activities for the past three years was:

•	$1,565.2 in 2003

•	$916.4 in 2002

•	$528.8 in 2001

The main reason for the increase in 2003 operating cash flows was improved underwriting results in Personal Auto, Homeowners and SBI Regular. The main reasons for the improved operating cash flow in 2002 compared with 2001 were lower P&C claims payments, resulting from lower catastrophe and weather losses, as well as the effect of our reunderwriting efforts and rate increases that began in 2001.

The higher level of proceeds from the sale of fixed maturities and equity securities, and the higher level of purchases of fixed maturities in 2002 compared with 2001, arose from our portfolio repositioning discussed above. In addition, the relatively high level of proceeds from the maturity of fixed maturities in all three years reflects the high number of calls of fixed maturities and prepayments of mortgage-backed securities. These calls and prepayments were triggered by the low interest rate environment during the past three years and issuer-driven actions.

We believe that cash flow from our operations, investment portfolio and bank credit facility are sufficient to meet our future liquidity needs.

HOW WE USE OUR FUNDS

We use funds to support operations, make interest and principal payments on debt, pay dividends to our shareholders and grow our investment portfolio.

We use cash from insurance operations primarily to pay claims and claim adjustment expenses. We require insurance premiums to be paid in advance. As a result, cash flows into our business before or at the time premium revenues are recognized. Cash flows out of our business in subsequent months or years as claims are paid.

OUR CAPITAL STRUCTURE

$500.0 Long-Term Debt Refinancing – On January 27, 2003, we issued $500.0 of senior notes, including:

•	$200.0 of senior notes at an interest rate of 4.200% that mature in 2008

•	$300.0 of senior notes at an interest rate of 4.875% that mature in 2010

We used the proceeds as follows:

•	$300.0 to pay off notes that had a 7.875% interest rate and were due March 15, 2003

•	$200.0 to pay off notes that had a 7.875% interest rate and were due in 2005, but had a call date at par of April 1, 2003

$328.7 Common Stock Offering – On November 20, 2002, we raised $328.7 by selling 10,465,000 shares of our common stock at $33.00 per share.

We used the proceeds as follows:

•	$150.0 to support our P&C operations

•	$100.0 to support our L&I operations

•	The balance for general corporate purposes

In our business operations, the proceeds were used to support future growth in our core product lines and to strengthen the capital base of these operations.

$375.0 Long-Term Debt Issuance – On August 23, 2002, we issued $375.0 of senior notes at an interest rate of 7.250%. The notes mature in 2012.

We used the proceeds as follows:

•	$299.0 to pay off our commercial paper borrowings

•	$18.7 to terminate related interest rate swaps

•	$28.4 to repay our medium-term notes

•	The balance for general corporate purposes

At the same time, we entered into a $375.0 notional interest rate swap. This converted our 7.250% fixed rate into a LIBOR-based floating rate obligation. We marked-to-market the fair value of the interest rate swap and we included the fair value of the interest rate swap on the Other Invested Assets line of our Consolidated Balance Sheets.

Our Bank Credit Facility – We maintain a bank credit facility with $500.0 available. The terms of the bank credit facility – which runs through September 2005 – require us to:

•	Pay a fee to have these funds available

•	Maintain a specified minimum level of shareholders’ equity

•	Keep our debt-to-capitalization ratio below a specified maximum

The bank credit facility does not require us to maintain any deposits as compensating balances. At the end of 2003 and throughout 2003, we had no borrowings under the bank credit facility and we were in compliance with all its covenants.

After the sale of L&I, we may lower the bank credit facility and we would seek a reset of the requirement to maintain minimum shareholders’ equity. We would continue to keep our debt-to-capitalization ratio below the maximum requirement using proceeds from the sale of L&I to reduce debt to a level consistent with our ratios prior to the sale.

OUR CONTRACTUAL OBLIGATIONS

Our contractual obligations at the end of 2003 were:

	Payment by
CONTRACTUAL OBLIGATIONS	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-Term Debt Including Interest	$4,729.8	$139.5	$273.8	$648.1	$3,668.4
Operating Leases	325.4	52.0	92.5	77.9	103.0
Pension Obligations	341.5	21.1	29.4	29.7	261.3
Purchase Obligations	162.1	44.9	56.3	11.8	49.1

Total Contractual Obligations	$5,558.8	$257.5	$452.0	$767.5	$4,081.8

More information about our contractual obligations is in Notes 8 and 12 to our Consolidated Financial Statements on pages 125 and 133.

We excluded Loss and LAE Reserves and Funds Held Under Deposit Contracts from the above table. The Loss and LAE Reserves amounted to $5,044.6 and the Funds Held Under Deposit Contracts amounted to $16,575.4 on our Consolidated Balance Sheet at December 31, 2003. The timing of actual claims and benefit payments related to these reserves varies based on catastrophes, mortality and morbidity rates, surrender and lapse rates, as well as market conditions. The ultimate amount of claims and benefit payments could also differ from our estimated reserves.

OFF-BALANCE SHEET ARRANGEMENTS

Our off-balance sheet arrangements are as follows:

In April 2003, Safeco Corporation issued a letter of credit to Citibank on behalf of Safeco UK, Ltd. (Safeco UK), our wholly owned subsidiary. Safeco UK conducted our London operations that were put into runoff in the third quarter of 2002. The letter of credit guarantees payment of Safeco UK’s share of potential losses up to $19.6 arising from prior participation in a London reinsurance syndicate. Prior to April 2003, this guarantee was provided by Safeco Insurance Company of America (SICA), a wholly owned subsidiary of Safeco Corporation.

In June 2000, Safeco Life Insurance Company (Safeco Life), our wholly owned subsidiary, issued a guarantee to General America Corporation (GAC), our wholly owned subsidiary. Under the guarantee, Safeco Life guarantees repayment of a loan made by GAC to Investar Holdings, an insurance agency. The loan was made in June 2000 and matures in June 2017. The principal balance of $15.9 is included with Other Notes and Accounts Receivable on the Consolidated Balance Sheets.

In 1993, SICA issued a guarantee to the Bank of New York on behalf of Market Square Real Estate, Inc. (Market Square) a limited liability company in which SICA was an investor. The guarantee covers the repayment of $10.0 of municipal bonds issued by the City of Minneapolis. The proceeds from the 1993 bond issuance were then loaned to Market Square. In 1997, SICA sold its interest in Market Square but remained a guarantor for the repayment of the bonds. As a condition to the sale, Market Square granted SICA a first mortgage on its assets, as security, for any payments SICA may make pursuant to the guarantee. The repayment of the loan made to Market Square by the City of Minneapolis will fund the scheduled repayment of the bonds in 2006. SICA has not made any payments pursuant to the guarantee.

FINANCIAL STRENGTH RATINGS

Financial strength ratings provide a benchmark for comparing insurers. Higher ratings generally indicate greater financial strength and a stronger ability to pay claims. Claims paying ratings are important for the marketing of insurance products, particularly structured settlement annuities and BOLI products in our L&I operations.

Here are our current ratings:

	A.M. BEST	FITCH	MOODY’S	STANDARD & POOR’S
Safeco Corporation:
Senior Debt	bbb+	A-	Baa1	BBB+
Financial Strength:
P&C Subsidiaries	A	AA-	A1	A+
Life Subsidiaries	A	AA-	A2	A-

We believe our financial position is sound. As we have continued to execute our plans to improve P&C operating results, our financial position has strengthened. Our debt service coverage has improved over the last two years, and we expect that to continue.

Factors That Determine Financial Strength Ratings – In determining financial strength ratings, the rating agencies focus on:

•	Results of operations

•	Capital resources

•	Debt-to-capital ratio

•	Management expertise

•	Marketing

•	Investment operations

•	Minimum policyholders’ surplus requirements

•	Capital sufficiency to meet projected growth

•	Access to capital

Impact of Financial Strength Ratings – Lower financial strength ratings could materially and adversely affect our company and its performance and could:

•	Increase the number of customers who terminate their policies

•	Inhibit our distributors’ willingness and ability to sell our products, particularly L&I products

•	Decrease new sales

•	Increase our borrowing costs

•	Limit our access to capital

•	Restrict our ability to compete

Due to our poor P&C results in 2000 and 2001, our financial strength and corporate credit ratings were lowered in the first half of 2001. The lower results in 2000 and 2001, combined with increased operating leverage in P&C, contributed to lowering our debt service coverage. In addition, the interest rate on our short-term borrowings increased due to the ratings downgrades.

On August 13, 2002, Standard & Poor’s (S&P) affirmed its ratings on Safeco Corporation and our P&C subsidiaries. At the same time, S&P lowered its ratings on our life insurance subsidiaries because of a change in S&P group methodology criteria, which modified the rating available to subsidiaries. The new criteria generally limit the rating given to a subsidiary that S&P deems “strategically important” to the parent to within one notch of the rating on the parent’s core group. On December 4, 2002, A.M. Best reaffirmed our ratings and revised its outlook for our Corporate and P&C ratings from negative to stable.

OUR L&I BUSINESSES

On September 29, 2003, we announced our intent to sell our L&I businesses. Until a buyer is announced, the rating agencies cannot fully evaluate the effect – if any – on the factors they will consider in determining financial strength ratings.

As a result, the rating agencies took these actions concerning our L&I businesses:

•	A.M. Best and Fitch placed the financial strength ratings of our life insurance subsidiaries under review with developing implications.

•	Moody’s downgraded the financial strength rating of Safeco Life Insurance Company with direction uncertain.

•	S&P’s lowered its ratings on our life insurance subsidiaries with developing implications.

A.M. Best and Fitch commented that our debt ratings, as well as the financial strength ratings of our P&C subsidiaries, are unaffected. S&P’s and Moody’s affirmed their ratings of Safeco Corporation and our P&C subsidiaries, with a stable outlook.

REGULATORY ISSUES

There are no recently passed or recommendations calling for regulations that would materially affect liquidity, capital resources or results of operations.

A number of state legislatures and insurance regulatory agencies have enacted laws and regulations that limit the use of credit information in the underwriting process. Additional states are considering doing so. Our P&C businesses use insurance scoring which is partially based on credit information in making risk selection and pricing decisions. Limitations or prohibitions on the use of credit information could negatively affect our P&C business plans.

Dividend Payments from Our Subsidiaries - Our insurance subsidiaries pay dividends to Safeco Corporation. We then use those funds to pay dividends to our shareholders, as well as to make principal and interest payments on our debt. Individual states limit the amount of dividends that our subsidiaries domiciled in those states can pay us. Exceeding such limits would require prior regulatory approval. In 2004, our P&C insurance subsidiaries can pay up to $314.6 in dividends and our L&I insurance subsidiaries can pay up to $166.6 in dividends without obtaining prior regulatory approval. These amounts are according to the limits states had in place at the end of 2003.

Risk-Based Capital - The National Association of Insurance Commissioners (NAIC) uses risk-based capital (RBC) formulas for both property and casualty insurers and life insurers. The RBC formulas are used by the NAIC and state regulators to identify companies that are undercapitalized and that may merit further regulatory attention or action. Our insurance subsidiaries have more than sufficient capital to meet RBC requirements.

Income Taxes

At December 31, 2003, we had approximately $1,091.0 of gross deferred income tax assets. Gross deferred income tax assets are composed of temporary differences created as a result of amounts deductible for taxes in future periods. These deferred income tax assets included net operating loss carryforwards of $23.5 that will expire in 2020 and 2021. A net operating loss carryforward is a tax loss that may be carried forward into future years. It reduces taxable income, and as a result, tax liability.

REALIZATION OF GROSS DEFERRED INCOME TAX ASSETS

We believe it is more likely than not that our gross deferred income tax assets will be realized through our future earnings. As a result, we have not recorded a valuation allowance.

We used the same assumptions and projections as in our internal financial projections to estimate our future taxable income. These projections are subject to uncertainties primarily related to the variability of our P&C underwriting results.

If our results are not as profitable as expected, we may have to record a valuation allowance for our gross deferred income tax assets. Doing that would reduce our earnings.

Item 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Disclosures for Financial Instruments

The following table shows the fair values of certain of our financial instruments on our Consolidated Balance Sheets at December 31, 2003 and 2002. To analyze the sensitivity of our financial instruments to changes in interest rates and equity prices, we show in the second column in the table for each year the effect a 100 basis point increase in market interest rates would have on the fair values. In the third column for each year we show the effect a 10% decline in equity prices would have on fair values:

DECEMBER 31	2003			2002
	Increase (Decrease) in Asset or Liability			Increase (Decrease) in Asset or Liability
	Fair Value	Change in Interest Rates	Change in Equity Prices	Fair Value	Change in Interest Rates	Change in Equity Prices
FINANCIAL ASSETS
Fixed Maturities	$26,206.5	$(1,591.1)	$—	$24,278.0	$(1,536.4)	$—
Marketable Equity Securities	1,279.0	—	(125.3)	1,108.8	—	(110.0)
Mortgage Loans	993.0	(56.8)	—	1,006.1	(58.0)	—
Cash and Cash Equivalents	197.4	—	—	188.5	—	—
Short-Term Investments	269.9	—	—	311.0	—	—
Other Notes and Accounts Receivable	180.3	—	—	162.3	—	—
Separate Account Assets	1,137.4	—	—	899.2	—	—
Derivative Financial Instruments:
Interest Rate Swaps	39.6	(48.4)	—	69.7	(54.3)	—
Options/Futures	5.6	—	(3.9)	—	—	—
FINANCIAL LIABILITIES
Funds Held Under Deposit Contracts	17,536.3	(689.4)	—	16,718.4	(730.5)	—
7.875% Medium-Term Notes Due 2003	—	—	—	302.0	(0.6)	—
7.875% Notes Due 2005	—	—	—	201.7	(0.5)	—
6.875% Notes Due 2007	221.1	(6.9)	—	206.9	(7.7)	—
4.200% Notes Due 2008	200.6	(7.3)	—	—	—	—
4.875% Notes Due 2010	301.3	(15.2)	—	—	—	—
7.250% Notes Due 2012	432.9	(27.4)	—	394.6	(26.3)	—
8.072% Debentures Due 2037	960.7	(29.2)	—	876.2	(102.5)	—
Other Debt	14.2	—	—	48.8	—	—
Separate Account Liabilities	1,137.4	—	—	899.2	—	—
Derivative Financial Instruments:
SFP Credit Default Swaps	—	—	—	20.0	(0.4)	—
Interest Rate Swaps	(16.3)	9.4	—	21.8	(18.4)	—
Options/Futures	—	—	—	26.7	(0.3)	2.3

Market risk is our potential loss from adverse changes in market prices and interest rates. In addition to market risk, we are exposed to other risks, including:

•	Credit risk related to our financial instruments

•	Underlying insurance risk related to our core businesses

The sensitivity analysis used for the table summarizes only the market risk related to our recorded financial assets and liabilities. We manage market risk by matching the projected cash inflows of our assets with the projected cash outflows of our liabilities for our investment and financial products (including annuities and other retirement services products). We seek to maintain reasonable average durations for all of our financial assets and liabilities. We try to maximize income without sacrificing investment quality while providing for liquidity and diversification.

We use certain derivative financial instruments to increase our matching of cash flows. For example, we buy S&P 500 call option contracts and futures to economically hedge the liability of our L&I Equity Indexed Annuity (EIA) product.

We calculate the estimated fair values at the adjusted market rates by using discounted cash flow analysis and duration modeling, where appropriate. The adjusted market rates assume a 100 basis point increase in market interest rates. The estimated values do not consider the effect that changing interest rates could have on prepayment activity of products like CMOs and annuities.

This sensitivity analysis provides only a limited, point-in-time view of the market risk of the financial instruments discussed above. The actual impact of market interest rate and price changes on the financial instruments may differ significantly from those shown in this sensitivity analysis. The sensitivity analysis is further limited because it does not consider any actions we could take in response to actual and/or anticipated changes in interest rates and equity prices. Also, guidance for these disclosures does not require certain financial instruments like policy loans to be included in the sensitivity analysis.

In addition, the sensitivity analysis excludes certain non-financial instruments such as insurance liabilities. Accordingly, any aggregation of the estimated fair value amounts or adjusted fair value amounts does not equal the underlying fair value of net equity.

Item 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements and schedules listed in the Index to Financial Statements, Schedules and Exhibits on page 88 are filed as part of this report.

Item 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A: CONTROLS AND PROCEDURES

We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of management, including our Chief Executive Officer, Chief Financial Officer and our disclosure committee.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2003 to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

There have been no changes in our internal controls over financial reporting during the fourth quarter that materially affected, or are reasonably likely to materially affect, our controls over financial reporting.

Part III

Item 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

This information will be contained in the definitive proxy statement to be filed 120 days after December 31, 2003 and is incorporated herein by reference, except for the portion about executive directors, which is included in Part I.

Item 11: EXECUTIVE COMPENSATION

This information will be contained in the definitive proxy statement to be filed 120 days after December 31, 2003 and is incorporated herein by reference.

Item 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

This information will be contained in the definitive proxy statement to be filed 120 days after December 31, 2003 and is incorporated herein by reference, except for the required disclosure about equity compensation plans, which is included below.

This table provides information as of December 31, 2003 about the number of shares of Safeco common stock that may be issued upon the exercise of outstanding stock awards under our existing equity compensation plans. It also includes the number of shares that remain available for future issuance.

Our shareholder-approved, equity-compensation plans are our 1987 Long-Term Incentive Plan and our 1997 Long-Term Incentive Plan. Our shareholders have approved all our equity-compensation plans.

Column (a) sets forth the number of shares of our common stock that may be issued upon exercise of outstanding awards, but does not include outstanding performance stock rights. Column (b) states the weighted average exercise price for the outstanding options under our shareholder-approved plans. Column (c) includes the aggregate number of shares available for future issuance only under our 1997 Long-Term Incentive Plan. No shares remain available for issuance under our 1987 Long-Term Incentive Plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans, (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	7,351,409	$34.24	4,254,354
Equity compensation plans not approved by security holders	—	—	—

Total	7,351,409	$34.24	4,254,354

Certain of the securities remaining available for issuance are subject to an automatic grant program for our non-management directors under our 1997 Plan. The program provides automatic grants of restricted stock rights for 2,500 shares annually to each of our non-management directors. This amount also includes 333,100 shares that may be issued upon settlement of performance stock rights and restricted stock rights.

Item 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

This information will be contained in the definitive proxy statement to be filed 120 days after December 31, 2003 and is incorporated herein by reference.

Item 14: PRINCIPAL ACCOUNTANT’S FEES AND SERVICES

This information will be contained in the definitive proxy statement to be filed 120 days after December 31, 2003 and is incorporated herein by reference.

Part IV

Item 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) Financial Statements

(a)(2) Financial Statement Schedules

(a)(3) Exhibits

The financial statements, financial statement schedules and exhibits listed in the Index to Financial Statements, Schedules and Exhibits on page 88 are filed as a part of this report.

(b) Reports on Form 8-K

This table lists the reports on Form 8-K we filed during the quarter ended December 31, 2003 and for the period up to the filing date of this Form 10-K.

Filing dated	Under	Filing related to
October 6, 2003	Item 9 (Regulation FD Disclosure)	Appointment of Corporate Controller.
October 27, 2003	Item 12 (Results of Operations and Financial Condition)	Earnings Release for the quarter ended September 30, 2003.
November 17, 2003	Item 9 (Regulation FD Disclosure)	Estimated losses stemming from California wildfires.
December 3, 2003	Item 9 (Regulation FD Disclosure)	Announcement naming G. Thompson Hutton as Director, effective January 1, 2004.
January 26, 2004	Item 12 (Results of Operations and Financial Condition)	Earnings release for the quarter ended December 31, 2003.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 12, 2004.

Safeco Corporation
Registrant

/s/ MICHAEL S. MCGAVICK
Michael S. McGavick, Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 12, 2004.

Name	Title
/s/ MICHAEL S. MCGAVICK	Chairman, President and Chief Executive Officer
Michael S. McGavick

/s/ CHRISTINE B. MEAD	Senior Vice President, Chief Financial Officer and Secretary
Christine B. Mead

/s/ MAURICE S. HEBERT	Vice President, Controller and Chief Accounting Officer
Maurice S. Hebert

/s/ JOSEPH W. BROWN	Director
Joseph W. Brown

/s/ PHYLLIS J. CAMPBELL	Director
Phyllis J. Campbell

/s/ ROBERT S. CLINE	Director
Robert S. Cline

/s/ JOSHUA GREEN III	Director
Joshua Green III

/s/ G. THOMPSON HUTTON	Director
G. Thompson Hutton

/s/ WILLIAM W. KRIPPAEHNE, JR.	Director
William W. Krippaehne, Jr.

/s/ WILLIAM G. REED, JR.	Lead Director
William G. Reed, Jr.

/s/ NORMAN B. RICE	Director
Norman B. Rice

/s/ JUDITH M. RUNSTAD	Director
Judith M. Runstad

Safeco Corporation and Subsidiaries

Index to Financial Statements, Schedules and Exhibits

We exclude other schedules from this list – and from this Form 10-K – because either they are not applicable or the information is included in our Consolidated Financial Statements.

Safeco Corporation and Subsidiaries

Report of Ernst & Young, LLP, Independent Auditors

Board of Directors and Shareholders of Safeco Corporation:

We have audited the accompanying consolidated balance sheets of Safeco Corporation and its subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income (loss), comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Safeco Corporation and its subsidiaries at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As described in Note 1 to the consolidated financial statements, Safeco Corporation and its subsidiaries changed their method of accounting for stock-based compensation and their method of accounting for their capital securities in 2003, their method of accounting for goodwill in 2002 and 2001 and their method of accounting for derivative financial instruments in 2001.

Seattle, Washington

January 26, 2004

Consolidated Statements of Income (Loss)

YEAR ENDED DECEMBER 31 (In Millions, Except Per Share Amounts)	2003	2002	2001
REVENUES
Property & Casualty Earned Premiums	$4,901.8	$4,521.3	$4,472.8
Life & Investments Premiums and Other Revenues	868.1	778.3	637.0
Net Investment Income	1,680.3	1,674.4	1,651.4
Net Realized Investment Gains (Losses)	(101.9)	82.5	93.0
Other	9.8	10.7	10.4

Total	7,358.1	7,067.2	6,864.6

EXPENSES
Losses, Loss Adjustment Expenses and Policy Benefits	4,808.0	4,685.5	5,199.1
Other Underwriting and Operating Expenses	1,058.5	956.9	894.6
Amortization of Deferred Policy Acquisition Costs	897.6	859.6	824.5
Interest Expense	127.1	132.0	136.9
Intangibles and Goodwill Amortization	16.6	18.0	33.5
Goodwill Write-off	—	—	1,214.1
Restructuring Charges	9.2	21.8	44.3

Total	6,917.0	6,673.8	8,347.0

Income (Loss) from Continuing Operations before Income Taxes and Change in Accounting Principle	441.1	393.4	(1,482.4)
Provision (Benefit) for Income Taxes	101.9	92.3	(437.1)

Income (Loss) from Continuing Operations before Change in Accounting Principle	339.2	301.1	(1,045.3)
Income from Discontinued Credit Operations, Net of Taxes	—	—	4.2
Gain from Sale of Credit Operations, Net of Taxes	—	—	54.0

Income (Loss) before Cumulative Effect of Change in Accounting Principle	339.2	301.1	(987.1)
Cumulative Effect of Change in Accounting Principle, Net of Taxes	—	—	(2.1)

Net Income (Loss)	$339.2	$301.1	$(989.2)

INCOME (LOSS) PER SHARE OF COMMON STOCK
Income (Loss) from Continuing Operations before Change in Accounting Principle	$2.44	$2.33	$(8.18)
Income from Discontinued Credit Operations, Net of Taxes	—	—	0.03
Gain from Sale of Credit Operations, Net of Taxes	—	—	0.42

Income (Loss) before Cumulative Effect of Change in Accounting Principle	2.44	2.33	(7.73)
Cumulative Effect of Change in Accounting Principle, Net of Taxes	—	—	(0.02)

Net Income (Loss) Per Share of Common Stock – Diluted	$2.44	$2.33	$(7.75)

Net Income (Loss) Per Share of Common Stock – Basic	$2.45	$2.33	$(7.75)

See Notes to Consolidated Financial Statements.

Consolidated Balance Sheets

DECEMBER 31 (In Millions)	2003	2002
ASSETS
Investments:
Available-for-Sale Securities:
Fixed Maturities, at Fair Value (Cost or amortized cost: $24,290.2; $22,646.1)	$26,206.5	$24,278.0
Marketable Equity Securities, at Fair Value (Cost: $781.7; $803.5)	1,279.0	1,108.8
Mortgage Loans	936.1	925.9
Other Invested Assets	115.9	173.8
Short-Term Investments	269.9	311.0

Total Investments	28,807.4	26,797.5
Cash and Cash Equivalents	197.4	188.5
Accrued Investment Income	352.4	337.3
Premiums and Service Fees Receivable	1,088.5	1,042.1
Other Notes and Accounts Receivable	180.3	162.3
Current Income Taxes Recoverable	—	26.2
Deferred Income Taxes Recoverable	—	124.6
Reinsurance Recoverables	551.7	578.8
Deferred Policy Acquisition Costs	639.1	626.3
Land, Buildings and Equipment for Company Use (At cost less accumulated depreciation: $337.8; $319.7)	440.0	488.7
Intangibles and Goodwill	183.6	190.0
Other Assets	260.9	270.8
Securities Lending Collateral	2,006.4	2,957.0
Separate Account Assets	1,137.4	899.2

Total Assets	$35,845.1	$34,689.3

See Notes to Consolidated Financial Statements.

Consolidated Balance Sheets

DECEMBER 31 (In Millions)	2003	2002
LIABILITIES AND SHAREHOLDERS’ EQUITY
Property & Casualty Loss and Loss Adjustment Expense Reserves	$5,044.6	$4,998.5
Accident and Health Reserves	139.1	170.0
Life Policy Liabilities	331.8	339.9
Unearned Premiums	2,063.5	1,847.5
Funds Held Under Deposit Contracts	16,575.4	15,655.4
Debt	1,965.5	2,000.1
Current Income Taxes Payable	6.2	—
Deferred Income Taxes Payable	92.4	—
Other Liabilities	1,459.5	1,390.1
Securities Lending Payable	2,006.4	2,957.0
Separate Account Liabilities	1,137.4	899.2

Total Liabilities	30,821.8	30,257.7
Commitments and Contingencies	—	—
Preferred Stock, No Par Value
Shares Authorized: 10 Shares Issued and Outstanding: None	—	—
Common Stock, No Par Value
Shares Authorized: 300 Shares Reserved for Options: 11.6; 12.0 Shares Issued and Outstanding: 138.6; 138.2	1,197.3	1,178.1
Retained Earnings	2,308.7	2,072.2
Accumulated Other Comprehensive Income, Net of Taxes:
Unrealized Gains and Losses on Available-for-Sale Securities and Derivative Financial Instruments	1,589.0	1,241.2
Unrealized Foreign Currency Translation Adjustments	(8.8)	(15.7)
Deferred Policy Acquisition Costs Valuation Allowance	(57.2)	(35.4)
Minimum Pension Liability Adjustment	(5.7)	(8.8)

Total Accumulated Other Comprehensive Income	1,517.3	1,181.3

Total Shareholders’ Equity	5,023.3	4,431.6

Total Liabilities and Shareholders’ Equity	$35,845.1	$34,689.3

See Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows

YEAR ENDED DECEMBER 31 (In Millions)	2003	2002	2001
OPERATING ACTIVITIES
Insurance Premiums Received	$5,662.9	$5,027.9	$4,873.8
Dividends and Interest Received	1,611.0	1,570.0	1,547.1
Other Operating Receipts	203.2	251.4	190.2
Insurance Claims and Policy Benefits Paid	(3,885.2)	(3,872.7)	(4,074.5)
Underwriting, Acquisition, Insurance and Other Operating Costs Paid	(1,865.1)	(1,810.2)	(1,839.4)
Interest Paid	(127.8)	(135.2)	(127.1)
Income Taxes Paid	(33.8)	(114.8)	(41.3)

Net Cash Provided by Operating Activities	1,565.2	916.4	528.8

INVESTING ACTIVITIES
Purchases of:
Fixed Maturities Available-for-Sale	(6,923.5)	(6,798.6)	(3,988.5)
Equity Securities Available-for-Sale	(186.8)	(241.3)	(364.6)
Other Invested Assets	(17.6)	(204.4)	(110.0)
Issuance of Mortgage Loans	(117.8)	(95.6)	(164.4)
Issuance of Policy Loans	(22.2)	(24.6)	(26.8)
Maturities and Calls of Fixed Maturities Available-for-Sale	3,141.8	1,899.4	1,443.7
Sales of:
Fixed Maturities Available-for-Sale	2,178.5	2,894.0	2,418.0
Equity Securities Available-for-Sale	229.5	534.8	437.6
Other Invested Assets	8.6	57.4	172.7
Repayment of Mortgage Loans	113.9	99.4	58.8
Repayment of Policy Loans	23.3	26.6	26.1
Net Decrease (Increase) in Short-Term Investments	41.1	361.9	(490.6)
Proceeds from Sale of Safeco Credit	—	—	250.0
Other, Net	(4.3)	(7.7)	(21.0)

Net Cash Used in Investing Activities	(1,535.5)	(1,498.7)	(359.0)

FINANCING ACTIVITIES
Funds Received Under Deposit Contracts	1,219.3	1,352.7	1,051.1
Return of Funds Held Under Deposit Contracts	(1,124.4)	(1,116.4)	(1,301.1)
Proceeds from Notes	495.9	371.8	—
Proceeds from Common Stock Offering	—	329.2	—
Repayment of Notes	(519.5)	(40.4)	(6.2)
Net Repayment of Commercial Paper	—	(299.0)	(46.6)
Common Stock Reacquired	—	(9.9)	(8.1)
Dividends Paid to Shareholders	(102.4)	(94.6)	(118.1)
Other, Net	10.3	8.1	14.0

Net Cash Provided by (Used in) Financing Activities	(20.8)	501.5	(415.0)
Cash Provided by Discontinued Credit Operations	—	—	328.2

Net Increase (Decrease) in Cash	8.9	(80.8)	83.0
Cash and Cash Equivalents at Beginning of Year	188.5	269.3	186.3

Cash and Cash Equivalents at End of Year	$197.4	$188.5	$269.3

See Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows –

Reconciliation of Net Income (Loss) to Net Cash Provided by Operating Activities

YEAR ENDED DECEMBER 31 (In Millions)	2003	2002	2001
Net Income (Loss)	$339.2	$301.1	$(989.2)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Goodwill Write-Off	—	—	1,214.1
Income from Discontinued Credit Operations, Net of Taxes	—	—	(4.2)
Gain from Sale of Credit Operations, Net of Taxes	—	—	(54.0)
Cumulative Effect of Change in Accounting Principle, Net of Taxes	—	—	2.1
Net Realized Investment (Gains) Losses	101.9	(82.5)	(93.0)
Amortization of Fixed Maturities	(53.7)	(109.8)	(104.8)
Amortization and Depreciation	77.9	93.6	102.1
Deferred Income Tax Provision (Benefit)	35.3	53.3	(405.2)
Interest Expense on Deposit Contracts	905.7	910.6	810.7
Other, Net	(87.0)	(159.5)	(173.6)
Changes in:
Accrued Investment Income	(15.1)	(12.5)	4.0
Deferred Policy Acquisition Costs	(12.8)	0.5	(21.4)
Property & Casualty Loss and Loss Adjustment Expense Reserves	46.1	(55.2)	422.1
Accident and Health Reserves	(30.9)	3.4	9.4
Life Policy Liabilities	(8.1)	10.1	(15.0)
Unearned Premiums	216.0	64.3	(54.3)
Accrued Income Taxes	32.4	(74.6)	9.1
Other Assets and Liabilities	18.3	(26.4)	(130.1)

Total Adjustments	1,226.0	615.3	1,518.0

Net Cash Provided by Operating Activities	$1,565.2	$916.4	$528.8

There were no significant non-cash financing or investing activities for the years ended December 31, 2003, 2002 or 2001.

See Notes to Consolidated Financial Statements.

Consolidated Statements of Shareholders’ Equity

YEAR ENDED DECEMBER 31 (In Millions Except Share Amounts)	2003	2002	2001
COMMON STOCK
Balance at Beginning of Year	$1,178.1	$841.9	$834.5
Common Stock Offering	—	329.2	—
Stock Issued for Options and Rights	11.9	9.0	9.1
Stock Option Expense	7.3	—	—
Common Stock Reacquired	—	(2.0)	(1.7)

Balance at End of Year	1,197.3	1,178.1	841.9

RETAINED EARNINGS
Balance at Beginning of Year	2,072.2	1,875.9	2,966.4
Net Income (Loss)	339.2	301.1	(989.2)
Dividends Declared	(102.4)	(96.5)	(94.5)
Common Stock Reacquired and Other	(0.3)	(8.3)	(6.8)

Balance at End of Year	2,308.7	2,072.2	1,875.9

ACCUMULATED OTHER COMPREHENSIVE INCOME, NET OF TAXES
Balance at Beginning of Year	1,181.3	916.8	894.9
Other Comprehensive Income	336.0	264.5	21.9

Balance at End of Year	1,517.3	1,181.3	916.8

Shareholders’ Equity	$5,023.3	$4,431.6	$3,634.6

YEAR ENDED DECEMBER 31	2003	2002	2001
COMMON SHARES OUTSTANDING
Number of Shares Outstanding at Beginning of Year	138,195,596	127,733,251	127,649,087
Common Stock Offering	—	10,465,000	—
Shares Issued for Stock Options and Rights	409,244	299,763	352,250
Shares Reacquired	—	(302,418)	(268,086)

Number of Shares Outstanding at End of Year	138,604,840	138,195,596	127,733,251

Consolidated Statements of Comprehensive Income (Loss)

YEAR ENDED DECEMBER 31 (In Millions)	2003	2002	2001
Net Income (Loss)	$339.2	$301.1	$(989.2)
Other Comprehensive Income, Net of Taxes:
Change in Unrealized Gains and Losses on Available-for-Sale Securities	283.6	361.6	78.7
Reclassification Adjustment for Net Realized Investment (Gains) Losses Included in Net Income (Loss)	65.8	(53.5)	(61.5)
Foreign Currency Translation Adjustments	6.9	(7.1)	(1.3)
Derivatives Qualifying as Cash Flow Hedges - Net Change in Fair Value	(1.6)	1.6	12.0
Adjustment for Deferred Policy Acquisition Costs Valuation Allowance	(21.8)	(29.3)	(6.0)
Minimum Pension Liability	3.1	(8.8)	—

Other Comprehensive Income	336.0	264.5	21.9

Comprehensive Income (Loss)	$675.2	$565.6	$(967.3)

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

(Dollar amounts in millions except per share data, unless noted otherwise)

Note 1: Summary of Significant Accounting Policies

NATURE OF OPERATIONS

Safeco Corporation is a Washington State corporation operating across the United States, with insignificant non-U.S. activities. Our subsidiaries sell property and casualty insurance including surety; and life insurance and asset management products to individuals and corporations. We generated virtually all of our revenues in 2003 from these activities.

Throughout our Consolidated Financial Statements, Safeco Corporation and its subsidiaries are referred to as “Safeco,” “we” and “our.” The property and casualty businesses including surety are referred to as “Property & Casualty” and “P&C.” The life insurance and asset management businesses are referred to as “Life & Investments” and “L&I.” All other activities, primarily the financing of our business activities, are collectively referred to as “Corporate.”

On September 29, 2003, we announced our intent to sell our L&I businesses. We have presented L&I as a continuing operation in the Consolidated Financial Statements because as of December 31, 2003, we have not met all of the “held-for-sale” criteria under Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

BASIS OF CONSOLIDATION AND REPORTING AND USE OF ESTIMATES

We prepared the Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States (GAAP). The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that may affect the amounts reported in these Consolidated Financial Statements and accompanying notes. Actual results could differ from those estimates.

The Consolidated Financial Statements include Safeco Corporation and its subsidiaries. All significant intercompany transactions and balances have been eliminated in the Consolidated Financial Statements.

We have made certain reclassifications to the prior-year amounts to conform to the current-year presentation.

REVENUE RECOGNITION

We include property and casualty insurance premiums in revenue as earned over the terms of the respective policies. We determine the earned portion on a daily pro rata basis, except for certain commercial insurance lines, for which we determine the earned portion using a mid-month convention. We report the unearned premium as a liability on the Consolidated Balance Sheets, before the effect of reinsurance.

We report life insurance premiums for traditional individual life policies as income when due from the policyholder. These policies, which include whole life and guaranteed renewable term policies, are long-duration contracts.

We recognize premiums from group life and health policies in income as earned over the life of the policy. We report the portion of premiums unearned as a liability on the Consolidated Balance Sheets.

We report premiums from universal life and investment-type contracts as deposits to policyholders’ account balances and reflect these amounts as liabilities rather than as premium income when received. Funds received under these contracts were $1,219.3, $1,352.7 and $1,051.1 in 2003, 2002 and 2001. Revenues from these contracts consist of investment income on these funds; and amounts assessed during the period against policyholders’ account balances for mortality charges, policy administration charges and surrender charges. We include these amounts in L&I Premiums and Other Revenues on our Consolidated Statements of Income (Loss).

We recognize investment management and advisory fee revenues as Other Revenues on our Consolidated Statements of Income (Loss) when we perform the related services.

EARNINGS PER SHARE

We calculate basic earnings per share by dividing net income (loss) by the weighted-average number of common shares outstanding during the year. Diluted earnings per share reflect the potential dilution that could occur if options or other dilutive instruments granted under our stock-based compensation plans were exercised.

The computation of net income (loss) per share is presented below, based upon weighted-average common and dilutive shares outstanding:

YEAR ENDED DECEMBER 31 (In Millions except per Share Amounts)	2003	2002	2001
Net Income (Loss)	$339.2	$301.1	$(989.2)
Average Number of Common Shares Outstanding	138.4	129.0	127.7
Basic Net Income (Loss) Per Share	$2.45	$2.33	$(7.75)

Net Income (Loss)	$339.2	$301.1	$(989.2)
Average Number of Common Shares Outstanding	138.4	129.0	127.7
Additional Common Shares Assumed Issued Under Treasury Stock Method	0.5	0.3	—

Average Number of Common Shares Outstanding - Diluted	138.9	129.3	127.7

Diluted Net Income (Loss) Per Share	$2.44	$2.33	$(7.75)

Due to the net loss in 2001, we used basic weighted-average shares outstanding to calculate diluted net income (loss) per share of common stock. Using diluted weighted-average shares outstanding would have resulted in a lower net loss per share of common stock.

STOCK COMPENSATION EXPENSE

Prior to 2003, we applied Accounting Principles Board Opinion 25 (APB 25) in accounting for our stock options, as allowed under SFAS 123, “Accounting for Stock-Based Compensation,” as amended. Under APB 25, we recognized no compensation expense related to options because the exercise price of our employee stock options equaled the fair market value of the underlying stock on the date of grant.

In December 2002, the FASB issued SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” amending SFAS 123, to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation under SFAS 123. Effective January 1, 2003, we adopted the fair value method for accounting for stock options as defined in SFAS 123, using the prospective basis transition method. Under this method, we have recognized stock-based compensation expense for options granted, modified or settled after January 1, 2003. We typically grant options to employees in the second quarter of each year. Stock-based compensation expense was $7.3 ($5.7 after tax) for 2003.

The following table illustrates the pro forma effect on net income and net income per share as if the fair value method had been applied to all outstanding and unvested awards in each period:

YEAR ENDED DECEMBER 31 (In Millions, Except Per Share Amounts)	2003	2002	2001

Net Income (Loss), as Reported	$339.2	$301.1	$(989.2)
Add: Stock-based Compensation Expense Included in Reported Net Income (Loss), After Tax	5.7	—	—
Deduct: Pro Forma Stock-based Compensation Expense *	(13.5)	(14.0)	(4.4)

Pro Forma Net Income (Loss)	$331.4	$287.1	$(993.6)

Net Income (Loss) Per Share
Basic - as Reported	$2.45	$2.33	$(7.75)
Diluted - as Reported	2.44	2.33	(7.75)
Basic - Pro Forma	2.39	2.22	(7.78)
Diluted - Pro Forma	2.39	2.22	(7.78)

*	Determined under fair value based method for all awards, net of related tax effects.

We used the Black-Scholes method to estimate the fair value of the options at grant date based on the following factors:

YEAR ENDED DECEMBER 31	2003	2002	2001
Dividend Yield	2.5%	2.5%	2.5%
Expected Volatility	35.0%	35.0%	35.0%
Risk-Free Interest Rate	3.0%	2.6%	4.5%
Expected Life	5 yrs	4 yrs	4 yrs
Weighted-Average Fair Value at Grant Date	$11	$8	$7

INVESTMENTS

In accordance with the provisions of SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” we classify our investments into one of three categories: held-to-maturity, available-for-sale or trading. We determine the appropriate classification of both fixed maturities and equity securities at the time of purchase and re-evaluate such designation as of each balance sheet date. Fixed maturities include bonds, mortgage-backed securities and redeemable preferred stocks. We classify all fixed maturities as available-for-sale and carry them at fair value. We report net unrealized investment gains and losses related to available-for-sale securities in accumulated other comprehensive income (OCI) in Shareholders’ Equity, net of related deferred policy acquisition costs and deferred income taxes.

For the mortgage-backed securities, we recognize income using a constant effective yield based on anticipated prepayments and the estimated economic life of the securities. Quarterly, we compare actual prepayments to anticipated prepayments and recalculate the effective yield to reflect actual payments-to-date plus anticipated future payments. We include any resulting adjustment in net investment income.

Marketable equity securities include common stocks and non-redeemable preferred stocks. We classify marketable equity securities as available-for-sale and carry them at fair value, with changes in net unrealized investment gains and losses recorded directly to OCI, net of related deferred policy acquisition costs and deferred income taxes.

When the collectibility of interest income for fixed maturities is considered doubtful, any accrued but uncollectible interest income is reversed against investment income in the current period. We then place the securities on non-accrual status and they are not restored to accrual status until all delinquent interest and principal are paid.

We regularly review the value of our investments. If the value of any of our investments falls below our cost basis in the investment, we analyze the decrease to determine whether it is an other-than-temporary decline in value. To make this determination for each security, we consider:

•	How long and by how much the fair value has been below its cost

•	The financial condition and near-term prospects of the issuer of the security, including any specific events that may affect its operations or earnings potential

•	Our intent and ability to keep the security long enough for it to recover its value

•	Any downgrades of the security by a rating agency

•	Any reduction or elimination of dividends, or non-payment of scheduled interest payments

Based on our analysis, we make a judgment as to whether the loss is other-than-temporary. If the loss is other-than-temporary, we record an impairment charge within Net Realized Investment Gains (Losses) in our Consolidated Statements of Income (Loss) in the period that we make the determination.

We use public market pricing information to determine the fair value of our investments when such information is available. When such information is not available for investments, as in the case of securities that are not publicly traded, we use other valuation techniques. Such techniques include using independent pricing sources, evaluating discounted cash flows, identifying comparable securities with quoted market prices and using internally prepared valuations based on certain modeling and pricing methods. Our investment portfolio at December 31, 2003 included $293.3 of fixed maturities and $21.9 of equity securities that were not publicly traded, and values for these securities were determined using these other valuation techniques.

The cost of securities sold is determined by the “identified cost” method.

We carry mortgage loans at outstanding principal balances, less an allowance for mortgage loan losses. We consider a mortgage loan impaired when it is probable that we will be unable to collect principal and interest amounts due according to the contractual terms of the mortgage loan agreement. For mortgage loans that we determine to be impaired, we charge the difference between the amortized cost and fair value of the underlying collateral to the reserve.

Cash and cash equivalents consist of short-term highly liquid investments with original maturities of less than three months at the time of purchase. Short-term investments consist of highly liquid debt instruments with maturities of greater than three months and less than twelve months when purchased. We carry cash and cash equivalents and short-term investments at cost, which approximates fair value.

We engage in securities lending whereby we loan certain securities from our portfolio to other institutions for short periods of time. We require initial collateral at 102% of the market value of a loaned security. The borrower deposits the collateral with a lending agent. The lending agent invests the collateral to generate additional income according to our guidelines. The market value of the loaned securities is monitored on a daily basis, with additional collateral obtained or refunded as the market value of the loaned securities fluctuates to maintain a collateral value of 102%. We maintain full ownership rights to the securities loaned and accordingly the loaned securities are classified as investments. We report the securities lending collateral and the corresponding securities lending payable on our Consolidated Balance Sheets as assets and liabilities.

DERIVATIVE FINANCIAL INSTRUMENTS

The FASB issued SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” in June 1998. SFAS 133 amends or supersedes several previous FASB statements relating to derivatives and requires us to recognize all derivatives as either assets or liabilities in the Consolidated Balance Sheets at fair value. In June 2000, the FASB issued SFAS 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” an amendment of SFAS 133 which addressed a limited number of implementation issues arising from the original statement (collectively SFAS 133). We adopted SFAS 133, as amended, effective January 1, 2001 and recorded a loss of $2.1 after tax, which is reported as a Cumulative Effect of Change in Accounting Principle in the Consolidated Statements of Income (Loss). In addition, we recorded a loss of $3.0 ($1.9 after tax) in OCI, as a result of the adoption of SFAS 133.

Our financial statement recognition of the change in fair value of a derivative depends on the intended use of the derivative and the extent to which it is effective as part of a hedging transaction. Derivatives that are highly effective and designated as either fair value or cash flow hedges receive hedge accounting treatment under SFAS 133.

Derivatives that hedge the change in fair value of recognized assets or liabilities are designated as fair value hedges. For derivatives designated as fair value hedges, we recognize the changes in the fair value of both the derivative and the hedged items in Net Realized Investment Gains (Losses) in the Consolidated Statements of Income (Loss).

Derivatives that hedge variable rate assets or liabilities or forecasted transactions are designated as cash flow hedges. For derivatives designated as cash flow hedges, we recognize the changes in fair value of the derivative as a component of OCI, net of deferred income taxes, until the hedged items affect current earnings. At the time current earnings are affected by the variability of cash flows, the related portion of deferred gains or losses on cash flow hedge derivatives are reclassified from OCI and recorded in the Consolidated Statements of Income (Loss).

When the changes in fair value of such derivatives do not perfectly offset the changes in fair value of the hedged transaction, we recognize the ineffective portion in the Consolidated Statements of Income (Loss). For derivatives that do not qualify for hedge accounting treatment under SFAS 133, we record the changes in fair value of these derivatives in Net Realized Investment Gains (Losses) in the Consolidated Statements of Income (Loss).

We formally document all relationships between the hedging instruments and hedged items, as well as risk-management objectives and strategies for undertaking various hedge transactions. We link all hedges that are designated as fair value hedges to specific assets or liabilities on the Consolidated Balance Sheets. We link all hedges that are designated as cash flow hedges to specific variable rate assets or liabilities or to forecasted transactions. We also assess, both at the inception of the hedge and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting the changes in fair values or cash flows of hedged items. When it is determined that a derivative is not highly effective as a hedge, we discontinue hedge accounting on a prospective basis.

INCOME TAXES

We file a consolidated life/non-life U.S. income tax return that includes all of our qualifying subsidiaries. Income taxes have been provided using the liability method in accordance with SFAS 109, “Accounting for Income Taxes.” The provision for income taxes has two components: amounts currently payable or receivable and deferred income taxes. Deferred income taxes are recognized when assets and liabilities have different values for financial statement and tax reporting purposes. A valuation allowance is recorded to reduce a deferred tax asset to the amount expected to be recoverable. Although realization of deferred income tax assets is not assured, we believe it is more likely than not the deferred income tax assets will be realized through future earnings, including but not limited to the generation of future operating income, reversal of existing temporary differences and available tax planning strategies. Accordingly, we have not recorded a valuation allowance.

REINSURANCE

We use reinsurance to limit our losses on certain individual risks or reduce our exposure to catastrophic events. We buy reinsurance from several reinsurers and are not dependent upon any single reinsurer. Reinsurance does not affect our liability to our policyholders. We remain primarily liable to policyholders for the risks we insure. Accordingly, our loss and loss adjustment expenses (LAE) and other reserves are reported gross of any related reinsurance recoverables.

P&C

Reinsurance recoverables are the amounts we estimate our reinsurers owe us related to losses incurred and are reported separately on our Consolidated Balance Sheets. At December 31, 2003 and 2002, we reported P&C reinsurance recoverables of $372.0 and $419.9.

Recording reinsurance recoverables requires us to make estimates because we do not know the exact amount due from the reinsurer until all our underlying losses are settled. The amount of reinsurance recoverables varies depending on the size of individual losses and the aggregate amount of losses in a particular line of business.

To estimate reinsurance recoverables, we:

•	Review estimates of large losses that are covered under reinsurance agreements

•	Estimate reinsurance recoverable amounts for specific claims as well as for lines of business

•	Compare our estimates with past reinsurance recoverables

•	Perform actuarial analyses of loss development above and below our retention levels – the amounts we absorb before the reinsurers reimburse us – specified under the reinsurance agreements

•	Examine actuarial data with and without reinsurance recoverables

We regularly review our reinsurance recoverables to determine the collectibility of what is owed to us. In doing that, we review:

•	Historical collection experience

•	Reinsurance recoverables associated with individual reinsurers, including large exposures and those with lower rated reinsurers

•	Reinsurance recoverables concentrated with a particular issue (for example, a large loss, a catastrophe or an emerging claim issue)

•	Trends in default rates by credit rating

We have estimated an allowance for uncollectible P&C reinsurance of $16.3 at December 31, 2003 and $12.5 at December 31, 2002.

L&I

At December 31, 2003 and 2002, we reported L&I reinsurance recoverables of $179.7 and $158.9. We had no allowance for uncollectible L&I reinsurance in 2003 and 2002.

DEFERRED POLICY ACQUISITION COSTS

P&C

We defer as assets certain costs, including commissions, premium taxes, underwriting and policy issuance costs that vary with and are related primarily to the acquisition of P&C insurance business. These deferred policy acquisition costs (DAC) are amortized over the period the related premiums are earned. We record DAC net of acquisition costs ceded to reinsurers. Every quarter, we evaluate DAC for recoverability by comparing the unearned premium to the total expected claim costs and related expenses. Adjustments, if necessary, would be recorded in current operations. We perform the assessment of recoverability at the following levels–total personal lines, total commercial lines and surety–this is consistent with our approach to acquiring and servicing the underlying policies. We include anticipated investment income, as permitted under SFAS 60, “Accounting and Reporting by Insurance Enterprises,” in the determination of the recoverability of DAC. Our DAC asset for P&C at December 31, 2003 and 2002 was $356.8 and $332.9.

L&I

We defer L&I product acquisition costs, principally commissions and other underwriting costs that vary with and are primarily related to the production of business. We amortize DAC for deferred annuity contracts, retirement services deposit contracts and universal life insurance policies over the lives of the contracts or policies in proportion to the present value of estimated future gross profits of each of these product lines. In this estimation process we make assumptions as to surrender rates, mortality experience and investment performance. Actual profits can vary from our estimates and can thereby result in increases or decreases to DAC amortization rates. We regularly evaluate our assumptions and, when necessary, revise the estimated gross profits of these contracts resulting in adjustments to DAC amortization that are recorded in earnings when such estimates are revised. We adjust the unamortized balance of DAC for the impact on estimated future gross profits as if net unrealized investment gains and losses had been realized as of the balance sheet date. We include the impact of this adjustment, net of tax, in OCI . We conduct regular DAC recoverability analyses for deferred annuity contract, retirement services contract, universal life contract and traditional life contract DAC balances. We do a separate recoverability analysis for the DAC balances in each L&I business segment. We compare the current DAC balance with the estimated present value of future profitability of the underlying business. The DAC balances are considered recoverable if the present value of future profits is greater than the current DAC balance. All of the L&I DAC balances are recoverable at December 31, 2003 and 2002.

We amortize acquisition costs for traditional life insurance policies over the premium-paying period of the related policies using assumptions consistent with those used in computing policy benefit liabilities. We amortize acquisition costs for group life and medical policies over a one-year period. Our DAC asset for L&I at December 31, 2003 and 2002 was $282.3 and $293.4.

LAND, BUILDINGS AND EQUIPMENT

We capitalize land, buildings and equipment used in operations, including certain costs incurred to develop or purchase computer software for internal use, and carry them at cost less accumulated depreciation.

We provide depreciation and amortization on buildings for company use, equipment and capitalized software at various rates based on estimated useful lives using the straight-line method. Depreciation and amortization expense was $65.6, $75.6 and $68.6 for 2003, 2002 and 2001.

INTANGIBLES AND GOODWILL

Goodwill represents the excess of the cost of businesses acquired over the fair value of their net assets, separate from other identifiable intangibles. Other identifiable intangibles for business acquired consist mainly of the value of existing blocks of business. Effective with our January 1, 2002 adoption of SFAS 141, “Business Combinations,” and SFAS 142, “Goodwill and Other Intangible Assets,” we no longer amortize goodwill, but we review it annually for impairment or more frequently if impairment indicators arise. We amortize other purchased intangible assets over their estimated useful lives.

Effective March 31, 2001, we elected to change our accounting policy for assessing goodwill from one based on undiscounted cash flows to one based on a market-value method. We determined the market-value method to be a more appropriate way to assess the current value of goodwill. As a result, we recorded a goodwill write-off of $1,201.0 ($916.9 after tax) in the first quarter of 2001.

In the fourth quarter of 2001, we determined that goodwill related to our London operations was impaired, resulting in an additional write-down of $13.1 ($8.5 after tax).

SEPARATE ACCOUNTS

Separate account assets and liabilities reported on the accompanying Consolidated Balance Sheets consist principally of variable annuities representing funds that we administer and invest to meet specific investment objectives of the contract holders. The assets of each separate account are legally segregated and are not subject to claims that arise out of our other business activities. Net investment income and net realized and unrealized investment gains and losses generally accrue directly to such contract holders who bear the investment risk, subject in some cases to minimum guaranteed rates. Accordingly, we do not include these investment results in our revenues. We report separate account assets at fair value. Fees charged to contract holders include mortality, policy administration and surrender charges and are included in L&I Premiums and Other Revenues in our Consolidated Statements of Income (Loss).

P&C LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES

Loss and Loss Adjustment Expense Reserves are management’s estimates of losses from claims and related settlement expenses that we have not yet paid. We include these amounts in our reserves shown on our Consolidated Balance Sheets.

We record two kinds of loss and LAE reserves:

•	Case basis

•	Incurred but not reported (IBNR)

Case basis reserves are our estimates established by claims adjusters of the amount we will have to pay for losses that have already been reported to us. These amounts include related legal expenses and other costs associated with resolving and settling a particular claim.

In addition, at the end of every reporting period, IBNR reserves are established to estimate the amount we will have to pay for:

•	Losses that have occurred, but have not yet been reported to us including related expenses

•	Losses including related expenses that have been reported to us that may ultimately be paid out differently than expected by case basis reserves

•	Losses including related expenses that have been paid and closed but may reopen and require future payment

We use actuarial methods and management judgment to estimate IBNR reserves.

ESTIMATING LOSS AND LAE RESERVES

Estimating loss and LAE reserves is complex. It requires us to make significant judgments and assumptions about a number of internal variables and external factors. Examples of internal variables that affect estimating loss reserves include changes in our claims handling practices and changes in our business mix. Examples of external factors that affect estimating loss reserves include:

•	Trends in loss costs

•	Economic inflation

•	Judicial changes

•	Legislative changes

In addition, certain claims may be paid out over a number of years, and there may be a significant lag between the time a loss that is insured by us occurs and the time it is reported to us.

These variables and factors affect in a variety of ways the amounts we have to pay for losses and related expenses. As a result, it’s not always possible to quantify their impact on our future payments. Our management arrives at its best estimate by examining actuarial estimates, holding discussions with claims and underwriting management, and considering changes in the internal and external environment. Because estimating reserves requires us to use assumptions and judgments, our actual future losses will differ from our estimates.

Some actuarial techniques rely on our past losses and LAE to estimate our future payments. The changes we’ve made in our business in recent years, however, will affect our future payments. For instance, we have introduced new products, tightened our underwriting criteria and improved our claims handling practices. As a result, we also consider these changes when estimating future payments.

In our most volatile lines of business, we use multiple actuarial techniques to help management evaluate results and trends. In some cases, using multiple actuarial techniques produces estimates within a relatively small range. This gives us added confidence in our reserve estimates. In other cases, however, using multiple actuarial techniques produces conflicting estimates. For these, we review the assumptions used in the techniques and management determines the best estimate to use for our loss and LAE reserves within the actuarial range.

REVISING LOSS AND LAE RESERVES

Reviewing and refining our loss and LAE reserve estimates is an ongoing process. We record any adjustments to these reserves in the periods in which we change the estimates. We record changes to our loss reserves in our results of operations.

We do not discount any of our reserves to present value.

We reduce our reserves by the amounts we expect to recover from salvage – the amount we recover from property that becomes ours after we pay for a total loss – and subrogation – our right to recover payments from third parties. We accrue salvage and subrogation recoveries on an individual case basis for large claims. We use actuarial techniques to estimate the amount of recoveries for small claims.

We purchase reinsurance to limit our exposure to potential large losses. We record the amounts that we expect to recover from reinsurers as reinsurance recoverable assets on our Consolidated Balance Sheets.

LIFE POLICY LIABILITIES

Liabilities for fixed deferred annuity contracts and guaranteed investment contracts are equal to the accumulated account value of such policies or contracts as of the valuation date. Liabilities for universal life insurance policies are equal to the accumulated account value plus a mortality reserve as of the valuation date. For structured settlement annuities, future benefits are either fully guaranteed or are contingent on the survivorship of the annuitant. Liabilities for fully guaranteed benefits are based on discounted amounts of estimated future benefits. Contingent future benefits are discounted with best-estimate mortality assumptions, which include provisions for longer life spans over time. The interest rate pattern used to calculate the reserve for a structured settlement policy is set at issue. The pattern varies over time starting with interest rates that prevailed at issue and grading to a future level. On average, the current reserve has near-term benefits discounted at 7.89% and long-term benefits discounted at 7.15%.

We compute liabilities for future policy benefits under traditional individual life and group life insurance policies on the level premium method, which uses a level premium assumption to fund reserves. We select the level premiums so that the actuarial present value of future benefits equals the actuarial present value of future premiums. We set the interest and mortality assumptions in the year of issue. These liabilities are contingent upon the death of the insured while the policy is in force. We derive mortality assumptions from both company-specific and industry statistics. We discount future benefits at interest rates that vary by year of policy issue and average 4.55%.

ACCIDENT AND HEALTH RESERVES

Accident and health reserves primarily represent liabilities for claims under group medical coverages and are established on the basis of reported losses (“case basis” method). We also provide for IBNR claims, based on historical experience. We continually review estimates for reported but unpaid claims and IBNR. Any adjustments are reflected in current operating results.

COMMON STOCK

The Washington Business Corporation Act provides that reacquired shares of a Washington State corporation revert to the status of authorized but unissued shares. Accordingly, we have reduced capital stock and retained earnings to reflect the repurchase of shares and do not show treasury stock as a separate reduction to Shareholders’ Equity.

NEW ACCOUNTING STANDARDS

New accounting pronouncements that we have recently adopted, or will adopt in the near future, are as follows:

SFAS 132 “Employers’ Disclosures about Pensions and Other Postretirement Benefits”(Revised 2003)

The FASB issued SFAS 132 as amended in December 2003. This statement revises employers’ disclosures about pension plans and other postretirement benefit plans, but it does not change the measurement or recognition of those plans. We have adopted the required disclosures which include targeted and actual plan asset allocation percentages, our investment strategy and bases used to determine our expected rate of return and estimated employer contributions for 2004.

SFAS 141, “Business Combinations”

The FASB issued SFAS 141 in July 2001. This statement changed the approach companies use to account for a business combination by eliminating the pooling-of-interests method of accounting for business combinations and further clarifies the criteria for recognizing intangible assets separately from goodwill. We adopted this statement effective July 1, 2001, with no impact on our Consolidated Financial Statements.

SFAS 142, “Goodwill and Other Intangible Assets”

The FASB issued SFAS 142 in July 2001. Under SFAS 142, we no longer amortize goodwill and indefinite-lived intangible assets, but we review them annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets will continue to be amortized over their useful lives. The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. We adopted SFAS 142 effective January 1, 2002, with no material impact on our Consolidated Financial Statements.

SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”

The FASB issued SFAS 144 in October 2001. These rules supersede SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and provide a single accounting model for long-lived assets to be disposed of. SFAS 144 also outlines criteria to determine held-for-sale status of long-lived assets to be disposed of. We adopted SFAS 144 effective January 1, 2002, with no impact on our Consolidated Financial Statements.

SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities”

The FASB issued SFAS 146 in June 2002. The standard requires companies to recognize costs associated with exit and disposal activities when they are incurred rather than the date of a commitment to an exit or disposal plan. It also expands disclosure requirements to include costs by reportable segment. The standard is effective for exit or disposal activities that were initiated after December 31, 2002. As discussed in Note 16, we announced a restructuring initiative in our Corporate departments in September 2003. Charges associated with the restructuring totaling $9.2 pretax ($6.0 after tax) in 2003 have been recognized in accordance with SFAS 146.

SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”

The FASB issued SFAS 148 in December 2002. SFAS 148 amends SFAS 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation under SFAS 123. Effective January 1, 2003, we adopted the fair value method as defined in SFAS 123 on the prospective basis transition method. As discussed in Note 11, stock-based compensation expense was $7.3 ($5.7 after tax) for 2003.

SFAS 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”

The FASB issued SFAS 149 in April 2003. This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. We adopted SFAS 149 with no impact on our Consolidated Financial Statements.

SFAS 150, “Accounting for Financial Instruments with Characteristics of Liabilities, Equity or Both”

The FASB issued SFAS 150 in May 2003. SFAS 150 is effective for all financial instruments created or modified after May 31, 2003, or otherwise effective July 1, 2003. We adopted SFAS 150 with no impact on our Consolidated Financial Statements.

FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”

FASB Interpretation Number (FIN) 45 was issued in November 2002. FIN 45 elaborates on the disclosures required to be made by a guarantor in its financial statements and clarifies that a guarantor is required to recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee. The recognition provisions are effective prospectively for guarantees issued or modified after December 15, 2002. The disclosure requirements are effective for periods ending after December 15, 2002 and are presented in Note 12. We do not have any guarantees subject to the recognition provisions of FIN 45.

FIN 46R, “Consolidation of Variable Interest Entities”

The FASB issued FIN 46R in December 2003. FIN 46R changes the method of determining whether certain entities should be consolidated in our Consolidated Financial Statements. Except for entities considered as special purpose entities, FIN 46R is effective in the first period ending after March 15, 2004. We adopted FIN 46R effective December 31, 2003.

An entity is subject to FIN 46R and is called a Variable Interest Entity (VIE) if it has:

•	Equity that is insufficient to permit the entity to finance its activities without additional subordinated financial support from other parties

•	Equity investors that cannot make significant decisions about the entity’s operations, or do not absorb the expected losses or receive the expected returns of the entity

All other entities are evaluated for consolidation under existing guidance. FIN 46R requires VIEs to be consolidated by their primary beneficiary, which is the party that has a majority of the expected losses or a majority of the expected residual returns of the VIE, or both.

We have identified certain interests in VIEs as defined by FIN 46R. Based on our analysis of these interests, we do not meet the FIN 46R definition of “primary beneficiary” of any of these entities and therefore have not consolidated the entities. Even though consolidation is not required, FIN 46R requires disclosure of the nature of any significant interests in a VIE, a description of the VIEs’ activities and the maximum exposure to potential losses due to our involvement.

In June 2000, we extended a loan to Investar Holdings (Investar), an insurance agency, whose equity at risk was not sufficient to finance its activities and is therefore considered a VIE under FIN 46R. The loan is secured by the assets of Investar and personally guaranteed by its equity holders. Based on our analysis of Investar’s expected losses and expected residual returns, we are not the primary beneficiary. Our potential exposure to losses due to our interest in Investar is limited to our senior debt holding, which was $15.9 as of December 31, 2003, excluding the value of our rights to the assets of the agency and guarantees provided by the equity holders.

In June 1997, Safeco Corporation formed Safeco Capital Trust (the Trust) for the sole purpose of issuing $850.0 in Trust Preferred Securities (Capital Securities) to the public. The proceeds from the sale of the Capital Securities were used by the Trust to purchase $876.3 of Junior Subordinated Debentures (Debentures) from Safeco Corporation. The Debentures are the sole assets of the Trust, and payments under the Debentures are the sole revenues of the Trust. It is anticipated that, until the liquidation, if any, of the Trust, each Debenture will be held for the benefit of the holders of the Capital Securities.

Prior to our adoption of FIN 46R, we consolidated the assets and liabilities of the Trust based on Safeco Corporation’s equity stake in the Trust. Based on FIN 46R, we concluded that Safeco’s equity investment in the Trust is not at risk since the Debentures issued by Safeco represented the Trust’s sole assets. Accordingly, the Trust meets the definition of a VIE. Further, the holders of the Capital Securities represent the variable interests in the Trust, with none holding a significant interest, which means there is no primary beneficiary of the Trust. As a result, we have deconsolidated the Trust at December 31, 2003, increasing Debt and Marketable Equity Securities by $26.3 on our Consolidated Balance Sheets. In our Consolidated Statements of Income (Loss), we have increased Interest Expense and Net Investment Income by $2.1, and have reclassified $69.1 of annual distributions on Capital Securities to Interest Expense. Prior-period amounts have been reclassified to conform to the current-year presentation.

American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts”

The provisions of SOP 03-1 are effective for fiscal years beginning after December 15, 2003. SOP 03-1 provides guidance in three areas: separate account presentation and valuation; the accounting recognition given sales inducements; and the classification and valuation of long-duration contract liabilities. We do not anticipate a material impact on our Consolidated Financial Statements upon adoption.

Emerging Issues Task Force (EITF) 03-1 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”

The provisions of EITF 03-1 are effective for fiscal years ending after December 15, 2003. EITF 03-1 provides disclosure requirements for investments in debt and marketable equity securities that are accounted for under SFAS 115. We have included the required disclosures within this report.

EITF 03-4 “Determining the Classification and Benefit Attribution Method for a ‘Cash Balance’ Pension Plan”

EITF 03-4 was issued in May 2003 and provides guidance in the accounting for cash balance pension plans. The EITF defines cash balance plans as defined benefit plans for purposes of applying SFAS 87, “Employers’ Accounting for Pensions.” It also prescribes the use of the traditional unit credit method rather than the projected unit credit method for purposes of measuring the benefit obligation. Based on this guidance, we changed our attribution method to the traditional unit credit method as of December 31, 2003. As a result, our projected benefit obligation and accumulated benefit obligation were equal at December 31, 2003. This change increased the actuarial gain by $6.4 as of December 31, 2003 and will be amortized into expense over the average remaining service period of all active participants in accordance with SFAS 87.

Note 2: Investments

FIXED MATURITIES AND MARKETABLE EQUITY SECURITIES

The following tables summarize our fixed maturities and marketable equity securities:

DECEMBER 31, 2003	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gains	Fair Value
Fixed Maturities:
U.S. Government and Agencies	$1,826.7	$240.7	$(1.8)	$238.9	$2,065.6
State and Political Subdivisions	2,801.2	232.5	(7.2)	225.3	3,026.5
Foreign Governments	278.7	79.0	—	79.0	357.7
Corporate Securities	14,133.4	1,209.7	(68.5)	1,141.2	15,274.6
Mortgage-Backed Securities	5,250.2	272.5	(40.6)	231.9	5,482.1

Total Fixed Maturities	24,290.2	2,034.4	(118.1)	1,916.3	26,206.5
Marketable Equity Securities	781.7	504.6	(7.3)	497.3	1,279.0

Total	$25,071.9	$2,539.0	$(125.4)	$2,413.6	$27,485.5

DECEMBER 31, 2002	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gains	Fair Value
Fixed Maturities:
U.S. Government and Agencies	$1,801.1	$277.0	$(2.1)	$274.9	$2,076.0
State and Political Subdivisions	2,386.2	259.3	(5.5)	253.8	2,640.0
Foreign Governments	284.6	92.4	—	92.4	377.0
Corporate Securities	13,003.0	982.8	(296.8)	686.0	13,689.0
Mortgage-Backed Securities	5,171.2	358.0	(33.2)	324.8	5,496.0

Total Fixed Maturities	22,646.1	1,969.5	(337.6)	1,631.9	24,278.0
Marketable Equity Securities	803.5	371.8	(66.5)	305.3	1,108.8

Total	$23,449.6	$2,341.3	$(404.1)	$1,937.2	$25,386.8

The following table shows our investments’ gross unrealized losses and fair values, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2003:

	LESS THAN 12 MONTHS		12 MONTHS OR MORE		TOTAL
DESCRIPTION OF SECURITIES	FAIR VALUE	UNREALIZED LOSSES	FAIR VALUE	UNREALIZED LOSSES	FAIR VALUE	UNREALIZED LOSSES
Fixed Maturities:
U.S. Government and Agencies	$217.7	$(1.8)	$—	$—	$217.7	$(1.8)
State and Political Subdivisions	273.5	(5.8)	9.1	(1.4)	282.6	(7.2)
Foreign Governments	—	—	—	—	—	—
Corporate Securities	1,723.5	(54.9)	157.7	(13.6)	1,881.2	(68.5)
Mortgaged-Backed Securities	1,387.9	(39.2)	56.9	(1.4)	1,444.8	(40.6)

Total Fixed Maturities	3,602.6	(101.7)	223.7	(16.4)	3,826.3	(118.1)
Marketable Equity Securities	62.0	(6.7)	5.3	(0.6)	67.3	(7.3)

Total	$3,664.6	$(108.4)	$229.0	$(17.0)	$3,893.6	$(125.4)

We reviewed all our investments with unrealized losses at the end of 2003 in accordance with our impairment policy described in Note 1. After considering the number of investment positions that were in unrealized loss positions, none of which were individually significant, and other evidence, such as volatility of each security’s market price, our evaluation determined that these declines in fair value were temporary.

FIXED MATURITIES BY MATURITY DATE

The following table summarizes the cost or amortized cost and fair value of fixed maturities at December 31, 2003, by contractual years-to-maturity. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties:

DECEMBER 31, 2003	COST OR AMORTIZED COST	FAIR VALUE
One Year or Less	$1,145.5	$1,167.8
Over One Year through Five Years	5,853.3	6,186.4
Over Five Years through Ten Years	3,898.2	4,161.5
Over Ten Years	8,143.0	9,208.7
Mortgage-Backed Securities	5,250.2	5,482.1

Total Fixed Maturities	$24,290.2	$26,206.5

The carrying value of securities on deposit with state regulatory authorities was $436.3 at December 31, 2003 and $427.9 at December 31, 2002.

NET INVESTMENT INCOME

The following table summarizes our consolidated net investment income:

YEAR ENDED DECEMBER 31	2003	2002	2001
Interest:
Fixed Maturities	$1,524.0	$1,514.8	$1,450.6
Mortgage Loans	78.2	76.1	68.3
Short-Term Investments	5.6	10.9	43.4
Dividends:
Marketable Equity Securities	33.6	41.5	40.3
Redeemable Preferred Stock	18.3	16.5	24.1
Other	32.7	25.6	36.6

Total Investment Income	1,692.4	1,685.4	1,663.3
Investment Expenses	(12.1)	(11.0)	(11.9)

Net Investment Income	$1,680.3	$1,674.4	$1,651.4

The carrying value of investments in fixed maturities and mortgage loans that have not produced income for the last twelve months was $38.5 at December 31, 2003 and $48.3 at December 31, 2002.

NET REALIZED INVESTMENT GAINS (LOSSES)

The following table summarizes our consolidated net realized investment gains (losses):

YEAR ENDED DECEMBER 31	2003	2002	2001
Net Realized Investment Gains (Losses)
Fixed Maturities	$(128.1)	$(12.5)	$(36.7)
Marketable Equity Securities	18.5	125.9	142.2
Other Financial Instruments	7.7	(30.9)	(12.5)

Net Realized Investment Gains (Losses)	$(101.9)	$82.5	$93.0

The following tables summarize the proceeds from sales of investment securities and related gains (losses) before taxes for 2003, 2002 and 2001:

YEAR ENDED DECEMBER 31, 2003	Fixed Maturities Available-For-Sale	Marketable Equity Securities	Other Financial Instruments	Total
Proceeds from Sales	$2,178.5	$229.5	$4.2	$2,412.2

Gross Realized Investment Gains	$133.5	$62.5	$9.9	$205.9
Gross Realized Investment Losses	(19.8)	(25.9)	(9.9)	(55.6)

Net Realized Investment Gains	113.7	36.6	—	150.3
Impairments including Impairment related to Intent to Sell L&I	(271.5)	(20.8)	—	(292.3)
Other, Including Gains on Calls and Redemptions	29.7	2.7	7.7	40.1

Net Realized Investment Gains (Losses)	$(128.1)	$18.5	$7.7	$(101.9)

YEAR ENDED DECEMBER 31, 2002	Fixed Maturities Available-For-Sale	Marketable Equity Securities	Other Financial Instruments	Total
Proceeds from Sales	$2,894.0	$534.8	$—	$3,428.8

Gross Realized Investment Gains	$261.4	$232.0	$0.4	$493.8
Gross Realized Investment Losses	(72.6)	(69.6)	(37.1)	(179.3)

Net Realized Investment Gains (Losses)	188.8	162.4	(36.7)	314.5
Impairments	(220.1)	(38.4)	—	(258.5)
Other, Including Gains on Calls and Redemptions	18.8	1.9	5.8	26.5

Net Realized Investment Gains (Losses)	$(12.5)	$125.9	$(30.9)	$82.5

YEAR ENDED DECEMBER 31, 2001	Fixed Maturities Available-For-Sale	Marketable Equity Securities	Other Financial Instruments	Total
Proceeds from Sales	$2,418.0	$437.6	$—	$2,855.6

Gross Realized Investment Gains	$86.5	$194.7	$—	$281.2
Gross Realized Investment Losses	(31.9)	(24.2)	(7.8)	(63.9)

Net Realized Investment Gains (Losses)	54.6	170.5	(7.8)	217.3
Impairments	(98.4)	(28.4)	—	(126.8)
Other, Including Gains (Losses) on Calls and Redemptions	7.1	0.1	(4.7)	2.5

Net Realized Investment Gains (Losses)	$(36.7)	$142.2	$(12.5)	$93.0

The following table summarizes our allowance for mortgage loan losses:

DECEMBER 31	2003	2002	2001
Allowance at Beginning of Year	$10.5	$10.5	$10.8
Loans Charged off as Uncollectible	(0.3)	—	(0.3)

Allowance at End of Year	$10.2	$10.5	$10.5

This allowance relates to mortgage loan investments of $946.3 and $936.4 at December 31, 2003 and 2002.

Note 3: Derivative Financial Instruments

Derivatives are instruments whose values are derived from underlying instruments, indices or rates, have notional amounts and can be net settled. This may include derivatives that are “embedded” in other derivative instruments or in certain existing assets or liabilities. We use derivative financial instruments, including interest rate swaps, options and financial futures, as a means of hedging exposure to equity price changes and/or interest rate risk on anticipated transactions or on existing assets and liabilities.

Interest rate risk is the risk of economic losses due to changes in the level of interest rates. We manage interest rate risk through active portfolio management and selective use of interest rate swaps as hedges to change the characteristics of certain assets and liabilities. With interest rate swap agreements, we exchange with a counterparty, at specified intervals, interest rate payments of differing character (for example, fixed-rate payments exchanged for variable-rate payments), based on an underlying principal balance (notional amount). No cash is exchanged at the outset of the contract and no principal payments are made by either party. The net interest accrued and the net interest payments made at each interest payment due date are recorded to interest income or expense, depending on the hedged item.

FAIR VALUE HEDGES

We use interest rate swaps to hedge the change in fair value of certain fixed-rate assets and fixed-rate debt. At December 31, 2003 we had $892.1 of notional amounts outstanding relating to such hedges. As discussed in Note 1, these derivatives have been designated as fair value hedges and, because they have been determined to be highly effective, changes in their fair value and the related portions of the assets and debt that they hedge are recognized on a net basis in Net Realized Investment Gains (Losses) in the Consolidated Statements of Income (Loss). In January 2003, we discontinued $300.0 notional of interest rate swaps as the underlying medium-term notes were repaid. There were no significant fair value hedges discontinued during 2002.

Differences between the changes in fair value of these derivatives and the hedged items represent hedge ineffectiveness. In 2003, no amounts were recognized in earnings due to hedge ineffectiveness. In 2002 and 2001, we recognized a pretax loss of $1.3 and a pretax gain of $4.0 in Net Realized Investment Gains (Losses) in our Consolidated Statements of Income (Loss) due to hedge ineffectiveness.

CASH FLOW HEDGES

We also use interest rate swaps to hedge the variability of future cash flows arising from changes in interest rates associated with certain variable rate assets and forecasted transactions. At December 31, 2003 we had $414.4 of notional amounts outstanding relating to such hedges. As discussed in Note 1, these derivatives have been designated as cash flow hedges and, because they have been determined to be highly effective, we recognize the changes in fair value of the derivatives as a component of OCI, net of deferred income taxes, until the hedged transaction affects current earnings. At the time current earnings are affected by the variability of cash flows due to interest rate changes, the related portion of deferred gains or losses on cash flow hedge derivatives are reclassified from OCI and recorded in the Consolidated Statements of Income (Loss). Amounts recorded in OCI related to derivatives qualifying as cash flow hedges resulted in a decrease of $1.6 after tax for 2003 and an increase of $1.6 after tax for 2002. The change in OCI for 2003 included an after tax decrease of $11.3 related to the changes in fair value of the derivatives and an after tax increase of $9.7 related to amounts reclassified into the Consolidated Statements of Income (Loss). The change in OCI for 2002 included an after tax increase of $9.8 related to the change in fair value of derivatives and an after tax decrease of $8.2 related to amounts reclassified into the Consolidated Statements of Income (Loss).

An estimated $4.7 pretax of derivative instruments and hedging activity gains included in OCI will be reclassified into the Consolidated Statements of Income (Loss) during 2004 to offset the estimated amount of earnings that will be affected by the variability of cash flows due to interest rate changes.

The interest rate swaps related to forecasted transactions that are considered probable of occurring are considered to be highly effective and qualify for hedge treatment under SFAS 133. SFAS 133 requires that amounts deferred in OCI be reclassified into earnings either when the forecasted transaction occurs, or when it is considered not probable of occurring – whichever happens sooner. In 2003 and 2002, $9.9 and $7.0 after tax was reclassified from OCI to Net Realized Investment Gains (Losses) relating to forecasted transactions that were considered no longer probable of occurring. There were no such amounts reclassified in 2001.

At December 31, 2003, the maximum length of time over which we were hedging our exposure to future cash flows for forecasted transactions was approximately 30 months.

Differences between the changes in fair value of cash flow hedges and the hedged items represent hedge ineffectiveness and are recognized in interest expense. In 2003, no amounts were recognized in earnings due to hedge ineffectiveness. In 2002 and 2001, we recognized a decrease of $0.5 and $0.3 pretax in interest expense due to hedge ineffectiveness.

In 2002, an after tax loss of $12.1 ($18.6 pretax) was released from OCI into Net Realized Investment Gains (Losses) related to cash flow hedges that were discontinued in connection with the retirement of the underlying commercial paper borrowings. There were no cash flow hedges discontinued during 2001 or 2003.

OTHER DERIVATIVES

In 1997, L&I introduced an equity indexed annuity (EIA) product that credits the policyholder based on a percentage of the gain in the S&P 500 Index. Sales of the EIA product were suspended in the fourth quarter of 1998. In connection with this product, Safeco has a hedging program with the objective to hedge the exposure to changes in the S&P 500 Index. The program consists of buying and writing S&P 500 index options, buying Treasury interest rate futures and trading S&P 500 futures and swaps. As permitted under a grandfathering clause in SFAS 133, we elected not to apply the fair value adjustment requirement of this statement to the embedded derivatives contained in the liability related to EIA products sold prior to January 1, 1999. The change in fair value of the options, futures and swaps used to economically hedge the EIA liability is recognized as an adjustment to Losses, LAE and Policy Benefits in the Consolidated Statements of Income (Loss). We recognized pretax gains of $17.0 in 2003 and pretax losses of $11.9 and $20.9 for 2002 and 2001 on these options, futures and swaps.

Our wholly owned subsidiary, Safeco Financial Products, Inc. (SFP) was incorporated in 2000 to write S&P 500 index options to mitigate the risk associated with the EIA product. Since 2001, SFP also engaged in limited derivatives activity for its own account by selling single-name credit default swaps, writing and hedging S&P 500 index options and investing in and hedging convertible bonds. These SFP activities were not designated for hedge accounting treatment under SFAS 133. Changes in the fair values of these instruments were recognized in Net Realized Investment Gains (Losses) in the Consolidated Statements of Income (Loss). The fee income on the credit default swaps and the earnings and fair value adjustments for the S&P 500 index options and the convertible bonds were included in Net Investment Income in the Consolidated Statements of Income (Loss). Pretax income (loss) for SFP was $(0.5), $3.6 and $6.7 in 2003, 2002 and 2001. Net realized investment gains (losses) before tax for SFP were $24.4 for 2003, $(28.3) for 2002 and $(18.2) for 2001. SFP’s operations were wound down as of December 31, 2003 and all of its derivative positions were terminated. Net realized investment gains and losses for 2003 include $3.4 pretax from the impact of terminating the derivative positions.

Our investments in mortgage-backed securities (see Note 2) principally includes collateralized mortgage obligations, pass-through and commercial loan-backed mortgage obligations, which are technically defined as derivative instruments. However, they are exempt from derivative disclosure and accounting requirements under SFAS 133.

Counterparty credit risk is the risk that a counterparty to a derivative contract will be unable to perform its obligations. We manage counterparty credit risk on an individual counterparty basis and gains and losses are netted by counterparty. We mitigate counterparty credit risk through credit reviews, approval controls and by only entering into agreements with credit-worthy counterparties. We perform ongoing monitoring of counterparty credit exposure risk against credit limits. The contract or notional amounts of these instruments reflect the extent of involvement we have in a particular class of derivative financial instrument. However, the maximum loss of cash flow associated with these instruments can be less than these amounts. For interest rate swaps, forward contracts and financial futures, credit risk is limited to the amount that it would cost us to replace the contract. We are the writer of option contracts and as such have no credit risk on these contracts since the counterparty has no performance obligation after it has paid a premium.

Note 4: Fair Value of Financial Instruments

The aggregate fair value amounts disclosed here do not represent the underlying value of Safeco and, accordingly, care should be exercised in drawing conclusions about our business or financial condition based on the fair value information disclosed below.

We determine fair value amounts for financial instruments using available third-party market information. When such information is not available, we determine the fair value amounts using appropriate valuation methodologies including discounted cash flows and market prices of comparable instruments. Significant judgment is required in developing certain of these estimates of fair value and the estimates may not represent amounts at December 31, 2003 that would be realized in a current market exchange.

FIXED MATURITIES

Estimated fair values for fixed maturities, other than non-publicly traded fixed maturities, are based on quoted market prices or prices obtained from independent pricing services.

MARKETABLE EQUITY SECURITIES

Fair values for marketable equity securities, other than non-publicly traded equity securities, were based on quoted market prices.

Our investment portfolio included $315.2 and $335.9 of non-publicly traded fixed maturities and equity securities at December 31, 2003 and 2002. For these securities, fair value was determined through the use of other valuation techniques including independent pricing sources, using discounted cash flow methods, comparisons with quoted market prices of similar securities and using internally prepared valuations based on certain modeling and pricing methods.

MORTGAGE LOANS

We estimate the fair values for mortgage loans by discounting the projected cash flows using the current rate at which loans would be made to borrowers with similar credit ratings and for the same maturities.

CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

For cash, cash equivalents and short-term investments, carrying value is a reasonable estimate of fair value.

OTHER NOTES AND ACCOUNTS RECEIVABLE

For other notes and accounts receivable, carrying value is a reasonable estimate of fair value.

SEPARATE ACCOUNT ASSETS AND LIABILITIES

Separate Account assets and the related liabilities are reported at fair value.

DERIVATIVE FINANCIAL INSTRUMENTS

In accordance with SFAS 133, all derivatives are carried at fair value on the Consolidated Balance Sheets. The fair values of the derivative financial instruments generally represent the estimated amounts that we would expect to receive or pay upon termination of the contracts as of the reporting date. Quoted fair values are available for certain derivatives. For derivative financial instruments not actively traded, we estimate fair values using values obtained from independent pricing services, internal modeling or quoted market prices of comparable instruments.

FUNDS HELD UNDER DEPOSIT CONTRACTS

We estimate the fair values of investment contracts (Funds Held Under Deposit Contracts) with defined maturities by discounting projected cash flows using rates that would be offered for similar contracts with the same remaining maturities. For investment contracts with no defined maturities, we estimate fair values to be the present surrender values.

DEBT

The carrying values of our debt that have variable interest rates are reasonable estimates of fair value. The fair values of our fixed-rated debt are estimated based on quotes from broker/dealers who market similar debt instruments.

Other insurance-related financial instruments are exempt from fair value disclosure requirements.

The following table summarizes the carrying or reported values and corresponding fair values of financial instruments:

DECEMBER 31	2003		2002
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
FINANCIAL ASSETS
Fixed Maturities	$26,206.5	$26,206.5	$24,278.0	$24,278.0
Marketable Equity Securities	1,279.0	1,279.0	1,108.8	1,108.8
Mortgage Loans	936.1	993.0	925.9	1,006.1
Cash and Cash Equivalents	197.4	197.4	188.5	188.5
Short-Term Investments	269.9	269.9	311.0	311.0
Other Notes and Accounts Receivable	180.3	180.3	162.3	162.3
Separate Account Assets	1,137.4	1,137.4	899.2	899.2
Derivative Financial Instruments:
Interest Rate Swaps	39.6	39.6	69.7	69.7
Options/Futures	5.6	5.6	—	—
FINANCIAL LIABILITIES
Funds Held Under Deposit Contracts	16,575.4	17,536.3	15,655.4	16,718.4
7.875% Medium Term Notes Due 2003	—	—	300.0	302.0
7.875% Notes Due 2005	—	—	200.0	201.7
6.875% Notes Due 2007	200.0	221.1	200.0	206.9
4.200% Notes Due 2008	200.0	200.6	—	—
4.875% Notes Due 2010	300.0	301.3	—	—
7.250% Notes Due 2012	375.0	432.9	375.0	394.6
8.072% Debentures Due 2037	876.3	960.7	876.3	876.2
Other Debt	14.2	14.2	48.8	48.8
Separate Account Liabilities	1,137.4	1,137.4	899.2	899.2
Derivative Financial Instruments:
SFP Credit Default Swaps	—	—	20.0	20.0
Interest Rate Swaps	(16.3)	(16.3)	21.8	21.8
Options/Futures	—	—	26.7	26.7

Note 5: P&C Loss and LAE Reserves

The following table analyzes the changes in P&C loss and LAE reserves for 2003, 2002 and 2001. We record changes in estimated reserves in the Consolidated Statements of Income (Loss) in the year we make the change:

YEAR ENDED DECEMBER 31	2003	2002	2001
Loss and LAE Reserves at Beginning of Year	$4,998.5	$5,053.7	$4,612.7
Less Reinsurance Recoverables on Unpaid Losses	411.6	415.9	343.6

Net Balance at Beginning of Year	4,586.9	4,637.8	4,269.1
Incurred Loss and LAE for Claims Occurring During:
Current Year	3,202.3	3,237.4	3,619.1
Prior Years	249.9	125.8	345.1

Total Incurred Loss and LAE	3,452.2	3,363.2	3,964.2
Loss and LAE Payments for Claims Occurring During:
Current Year	1,757.5	1,742.0	1,976.8
Prior Years	1,581.4	1,672.1	1,618.7

Total Loss and LAE Payments	3,338.9	3,414.1	3,595.5

Net Balance at End of Year	4,700.2	4,586.9	4,637.8
Plus Reinsurance Recoverables on Unpaid Losses	344.4	411.6	415.9

Loss and LAE Reserves at End of Year	$5,044.6	$4,998.5	$5,053.7

2003

In 2003, we increased our estimates for P&C prior years’ loss and LAE reserves by $249.9. The total increase includes:

•	$205.0 during the third quarter as a result of higher medical cost trends for workers compensation than previously expected.

•	$44.9 in a number of lines at various times during the year due to emerging claim trends and related loss data.

Payout periods for workers compensation claims can be 50 years or more. However, because we focus on low-hazard risks, our average payout period is generally shorter than the industry average.

Since 2001, changes in our business have included:

•	Improving our claims handling practices, putting greater emphasis on early recognition of exposure potential in case reserves

•	Focusing on the settlement of long-term claims, increasing the number that we settle

•	Focusing our writings on small- to medium-sized businesses

•	Limiting our workers compensation writings in states where rate levels fall below our profitability targets

While we expect these business changes to reduce our ultimate losses, they have decreased the predictive value of our past data in estimating future loss reserves. With this in mind, in the second quarter of 2003, we began performing additional actuarial analysis primarily focused on medical inflation trends and changes in Safeco claim practices and mix of business. This produced divergent indications. As a consequence, in the third quarter of 2003, we took additional steps to evaluate medical inflation trends, reviewing Safeco and industry data, our claim files, loss reserve trends by state and case reserving patterns and practices.

Our analysis showed higher medical payouts than previously expected, longer payout periods than previously expected and relatively stable indemnity payouts. Based on our analysis, we increased our loss and LAE reserves for workers compensation losses occurring in prior years by $205.0 pretax during the third quarter of 2003. Of this increase, $180.0 was related to loss and allocated LAE reserves. This increase included $130.0 in SBI Runoff, $48.0 in SBI Regular and $2.0 in SBI Special Accounts Facility. The largest amount of reserve development relates to California, particularly the large account business that we began in exiting in 2001. We also increased unallocated LAE reserves by $25.0 pretax. This increase included $14.9 in SBI Runoff, $9.6 in SBI Regular and $0.5 in SBI Special Accounts Facility. This increase reflects our estimate of the ongoing expense of servicing workers compensation claims. As claims remain open for longer periods of time, our costs to handle these claims rise.

2002

In 2002, we increased our estimates for P&C prior years’ loss and LAE reserves by $125.8. We made increases throughout the year as part of our quarterly evaluations based on emerging claim trends and related loss data. The increase of $125.8 included:

•	$37.0 for construction defect claims

•	$33.3 for workers compensation losses

•	$24.4 for asbestos claims

•	$31.1 for other loss reserves

The major factors driving our increases in loss reserves were:

•	Construction defect claims – legal costs were higher than estimated. Efforts to mitigate the severity levels of construction defect losses led to higher legal costs.

•	Workers compensation losses – the rate of medical cost inflation was higher than anticipated.

•	Asbestos claims – losses related to our participation in pools and syndicates were higher than estimated.

•	Other reserves – primarily higher than anticipated losses for our London operations that were put in runoff. The losses are due to some high layer excess coverages and the long reporting lag of these operations.

2001

In 2001, we increased our estimates for prior years’ loss and LAE by $345.1. The increase included:

•	$240.0 during the third quarter as a result of a review of our P&C loss reserve adequacy

•	$105.1 at various times during the year due primarily to continued rising medical costs that affected our workers compensation losses

The review of our P&C loss reserve adequacy included an independent actuarial study. The $240.0 loss reserve increase by operating segment included $65.0 for SBI Regular, $90.0 for SBI Runoff and $85.0 for P&C Other.

The P&C Other segment includes the runoff assumed reinsurance business that we acquired when we purchased American States in 1997.

The $240.0 loss reserve increase by coverage included $90.0 for construction defect claims, $80.0 for workers compensation losses and $70.0 for other coverages, primarily asbestos.

The major factors driving our increases in loss reserves were:

•	Construction defect claims – newly reported claims increased significantly during the first half of 2001. The increase was due primarily to increased litigation in California and more claim activity in other states. This occurred after claims appeared to have peaked in early 2000 and were trending down.

•	Workers compensation losses – unexpected prior year loss development and increases in medical costs at levels higher than previously anticipated

•	Asbestos claims – in 2001, the insurance industry was experiencing an expansion of asbestos claims to include smaller and more peripheral firms as defendants. In the first half of 2001, we were receiving more claims than in prior years. This led us to expect a larger number of asbestos claims affecting our reinsurance operations.

Note 6: Reinsurance

Our insurance subsidiaries use treaty and facultative reinsurance to manage exposure to potential losses for the property and casualty, surety and life insurance operations. The availability and cost of reinsurance are subject to prevailing market conditions, both in terms of price and available capacity. Although the reinsurer is liable to us to the extent of the reinsurance ceded, we remain primarily liable to the policyholders as the direct insurer on all risks reinsured.

Because the amount of reinsurance recoverables can vary depending on the size of an individual loss or, in some cases, the aggregate amount of all losses in a particular line of business, the exact amount of reinsurance recoverables is not known until all losses are settled. As a result, we estimate the amount of reinsurance recoverables we anticipate receiving based on the terms of our reinsurance contracts and historical experience.

Reinsurance recoverables are composed of the following amounts at December 31:

DECEMBER 31	2003	2002
P&C INSURANCE
Reinsurance Recoverables on:
Unpaid Loss and LAE Reserves	$344.4	$411.6
Paid Losses and LAE	43.9	20.8
Allowance for Uncollectible Reinsurance	(16.3)	(12.5)

Total P&C Insurance	372.0	419.9

LIFE INSURANCE
Reinsurance Recoverables on:
Policy and Contract Claim Reserves	3.7	1.6
Paid Claims	1.8	0.9
Life Policy Liabilities	90.6	86.1

Total Life Insurance	96.1	88.6

ACCIDENT AND HEALTH INSURANCE
Reinsurance Recoverables on:
Policy and Contract Claim Reserves	83.4	70.3
Paid Claims	0.2	—

Total Accident and Health Insurance	83.6	70.3

Total Reinsurance Recoverables	$551.7	$578.8

Of the total P&C reinsurance recoverables balance at December 31, 2003, 23.2% was with mandatory reinsurance pools. Approximately 73.4% of the remaining amounts due from reinsurers outside the mandatory pools were rated A- or higher by A.M. Best; including 59.5% with the following four reinsurers: American Reinsurance Corporation, Swiss Reinsurance America Corporation, Employers Reinsurance Corporation and General/Cologne Reinsurance Corporation, all of which are rated A or higher by A.M. Best. Of the total L&I amounts due from reinsurers at December 31, 2003, 93.7% was from reinsurers rated A or higher by A.M. Best.

We evaluate the financial condition of our reinsurers to minimize our exposure to losses from reinsurer insolvencies. To our knowledge, none of our major reinsurers is currently experiencing material financial difficulties. Our estimated allowance for uncollectible reinsurance was $16.3 and $12.5 at December 31, 2003 and 2002. Our business is not substantially dependent upon any single reinsurer.

The effects of reinsurance on life insurance in force and earned premiums are as follows:

DECEMBER 31	Direct	Ceded	Assumed	Net	Assumed to Net
2003
Life Insurance in force at year-end	$66,495.4	$(15,684.0)	$242.4	$51,053.8	0.5%

Earned Premiums
P&C Insurance	4,953.1	(144.1)	92.8	4,901.8	1.9%
Life Insurance	164.7	(29.9)	0.6	135.4	0.4
Accident and Health Insurance	465.7	(18.6)	98.0	545.1	18.0

Total	$5,583.5	$(192.6)	$191.4	$5,582.3	3.4%

2002
Life Insurance in force at year-end	$63,354.6	$(11,906.8)	$3,646.4	$55,094.2	6.6%

Earned Premiums
P&C Insurance	4,553.3	(124.4)	92.4	4,521.3	2.0%
Life Insurance	155.8	(25.4)	6.9	137.3	5.0
Accident and Health Insurance	340.5	(15.6)	137.4	462.3	29.7

Total	$5,049.6	$(165.4)	$236.7	$5,120.9	4.6%

2001
Life Insurance in force at year-end	$57,330.1	$(9,846.3)	$181.3	$47,665.1	0.4%

Earned Premiums
P&C Insurance	4,597.3	(151.5)	27.0	4,472.8	0.6%
Life Insurance	150.5	(21.0)	(18.7)	110.8	(16.9)
Accident and Health Insurance	345.4	(13.6)	18.9	350.7	5.4

Total	$5,093.2	$(186.1)	$27.2	$4,934.3	0.6%

Reinsurance premiums ceded on a written basis are approximately equal to the ceded earned premiums disclosed above.

We present unearned premiums before the effects of reinsurance. We include the reinsurance amounts related to the unearned premium liability with Other Assets on the Consolidated Balance Sheets. These amounts totaled $45.2 and $42.1 at December 31, 2003 and 2002.

Ceded reinsurance reduced our incurred losses as follows:

YEAR ENDED DECEMBER 31	2003	2002	2001
P&C Insurance	$13.9	$45.2	$130.5
Life Insurance	22.2	23.8	2.0
Accident and Health Insurance	10.8	4.1	10.3

Total Ceded Incurred Losses	$46.9	$73.1	$142.8

Note 7: Income Taxes

We use the liability method of accounting for income taxes in accordance with SFAS 109, “Accounting for Income Taxes,” under which deferred income tax assets and liabilities are determined based on the differences between their financial reporting and their tax bases and are measured using the enacted tax rates.

Differences between income taxes computed by applying the U.S. federal income tax rate of 35% to Income (Loss) from Continuing Operations before Income Taxes and the consolidated provision (benefit) for income taxes were as follows:

YEAR ENDED DECEMBER 31	2003		2002		2001
	Amount	% of Pretax Income	Amount	% of Pretax Income	Amount	% of Pretax Income
Income (Loss) from Continuing Operations before Income Taxes	$441.1	100.0%	$393.4	100.0%	$(1,482.4)	100.0%
Computed “Expected” Tax Expense (Benefit)	154.4	35.0	137.6	35.0	(518.8)	(35.0)
Goodwill Write-off	—	—	—	—	137.7	9.3
Tax-Exempt Municipal Bond Income	(37.2)	(8.4)	(43.4)	(11.0)	(54.1)	(3.7)
Dividends Received Deduction	(24.5)	(5.6)	(13.0)	(3.3)	(10.1)	(0.7)
Other	9.2	2.1	11.1	2.8	8.2	0.6

Consolidated Provision (Benefit) for Income Taxes	$101.9	23.1%	$92.3	23.5%	$(437.1)	(29.5)%

Current Provision (Benefit) for Income Taxes	66.6		39.0		(31.9)
Deferred Provision (Benefit) for Income Taxes	35.3		53.3		(405.2)

Consolidated Provision (Benefit) for Income Taxes	$101.9		$92.3		$(437.1)

The tax effects of temporary differences that give rise to the deferred income tax assets and deferred income tax liabilities at December 31, 2003 and 2002 were as follows:

DECEMBER 31	2003	2002
Deferred Tax Assets
Goodwill	$200.8	$221.7
Discounting of Loss and LAE Reserves for Tax Purposes	215.0	218.0
Unearned Premium Liability	159.0	140.1
Net Operating Loss Carryforwards	23.5	110.0
Investment Impairments	125.6	94.1
Adjustment to Life Policy Liabilities	93.1	83.2
Capitalization of Life Policy Acquisition Costs	76.1	81.4
Postretirement Benefits	46.1	47.6
Alternative Minimum Tax Carryforwards	62.4	34.3
Other	89.4	96.8

Total Deferred Income Tax Assets	1,091.0	1,127.2

Deferred Tax Liabilities
Unrealized Appreciation of Investment Securities, Derivative Financial Instruments, Deferred Policy Acquisition Cost Valuation Allowance, Minimum Pension Liability and Foreign Currency Adjustment	811.4	629.8
Deferred Policy Acquisition Costs	254.5	240.3
Bond Discount Accrual	48.9	39.6
Other	68.6	92.9

Total Deferred Income Tax Liabilities	1,183.4	1,002.6

Net Deferred Income Tax Asset (Liability)	$(92.4)	$124.6

As of December 31, 2003, we had $1,091.0 of gross deferred income tax assets, including total net operating loss carryforwards of $23.5 that expire from 2020 to 2021. Although realization of deferred income tax assets is not assured, we believe it is more likely than not the deferred income tax assets will be realized through future earnings, including but not limited to the generation of future operating income, reversal of existing temporary differences and available tax planning strategies. Accordingly, we have not recorded a valuation allowance for these assets.

NOTE 8: Debt

The following table shows the total principal amount, current and long-term portions, interest rates and maturities of debt at December 31:

DECEMBER 31	2003			2002
	Total	Current	Long-Term	Total	Current	Long-Term
6.875% Notes Due 2007	$200.0	$—	$200.0	$200.0	$—	$200.0
4.200% Notes Due 2008	200.0	—	200.0	—	—	—
4.875% Notes Due 2010	300.0	—	300.0	—	—	—
7.250% Notes Due 2012	375.0	—	375.0	375.0	—	375.0
8.072% Debentures Due 2037	876.3	—	876.3	876.3	—	876.3
7.875% Medium-Term Notes Due 2003	—	—	—	300.0	300.0	—
7.875% Notes Due 2005	—	—	—	200.0	200.0	—
Other Notes and Loans Payable Due Through 2008, Weighted Average Interest Rates at December 31; 5.9% in 2003; 7.3% in 2002	14.2	4.9	9.3	48.8	31.4	17.4

Total Debt	$1,965.5	$4.9	$1,960.6	$2,000.1	$531.4	$1,468.7

At December 31, 2003, the aggregate annual principal installments payable under these obligations in each of the next five years and thereafter were as follows:

YEAR PAYABLE	AMOUNT DUE
2004	$4.9
2005	2.7
2006	2.6
2007	196.8
2008	201.2
2009 and Thereafter	1,557.3

Total	$1,965.5

On January 27, 2003, we issued $200.0 of senior notes with a coupon of 4.200% that mature in 2008 and $300.0 of senior notes with a coupon of 4.875% that mature in 2010. The notes are unsecured and rank equally with all other unsecured senior indebtedness of Safeco Corporation. The proceeds from the notes were used to repay the $300.0 principal amount of 7.875% medium-term notes due in March 2003 and to call and repay the $200.0 principal amount of 7.875% notes maturing in 2005 that were callable at par on April 1, 2003.

In March 2000, we issued $300.0 of medium-term notes at 7.875% that matured in March 2003. We used interest rate swap agreements, with notional amounts totaling $300.0 that converted these fixed rate medium-term note obligations into variable rates at 65.03 basis points over the 90-day LIBOR rate. These swaps were terminated to coincide with the maturity of this debt in March 2003.

In August 2002, we issued $375.0 of senior notes with a coupon of 7.250% that mature in 2012. The notes are unsecured and rank equally with all other unsecured senior indebtedness of Safeco Corporation. The proceeds from the notes were used for the repayment of $299.0 of commercial paper borrowings, $18.7 for the termination of related interest rate swaps and $28.4 for repayment of medium-term notes. The balance was used for general corporate purposes. We simultaneously entered into a $375.0 notional interest rate swap to effectively convert the fixed rate senior note obligation into variable rates at 238.75 basis points over the 90-day LIBOR rate. As discussed in Note 3, the interest rate swap has been designated as a fair value hedge pursuant to SFAS 133 and is recorded at fair value on the Consolidated Balance Sheets to offset the corresponding changes in fair value of the debt.

In July 1997, we issued $200.0 of noncallable senior notes with a coupon of 6.875% that mature in 2007. We simultaneously entered into two interest rate swaps each at $100.0 notional amounts to effectively convert the fixed rate senior note obligation into variable rate at 457.25 and 458.60 basis points over the 90-day LIBOR rate. The interest rate swaps have been designated as fair value hedges pursuant to SFAS 133 and recorded at fair value on the Consolidated Balance Sheets.

We maintain a bank credit facility with $500.0 available through September 2005. We pay a fee to have the facility available and do not maintain deposits as compensating balances. The facility carries certain covenants that require us to maintain a specified minimum level of shareholders’ equity and a maximum debt-to-capitalization ratio. At December 31, 2003 and throughout 2003, we had no borrowings under the facility and we were in compliance with all its covenants.

In connection with the Trust’s issuance of the Capital Securities and the related purchase by Safeco of all of the Trust’s common securities (Common Securities), Safeco issued to the Trust the principal amount of $876.3 of its Debentures. We have the right, at any time, to defer payments of interest on the Debentures for up to five years. Consequently, the distributions on the Capital Securities and the Common Securities would be deferred (though such distributions would continue to accrue with interest since interest would accrue on the Debentures during any such extended interest payment period). In no case may the deferral of payments and distributions extend beyond the stated maturity dates of the respective securities. We cannot pay dividends on our common stock during such deferments. See Note 1 – FIN 46R, “Consolidation of Variable Interest Entities.”

NOTE 9: Comprehensive Income

Comprehensive income is defined as all changes in Shareholders’ Equity, except those arising from transactions with shareholders. Comprehensive income includes net income and other comprehensive income, which for us consists of changes in unrealized gains or losses on investments carried at market value, changes in foreign currency translation gains or losses, deferred policy acquisition costs valuation allowance, derivatives and minimum pension liability.

The components of other comprehensive income or loss were as follows:

	Net Unrealized Gains (Losses) on Available- for-Sale Securities	Deferred Policy Acquisition Costs Valuation Allowance	Net Unrealized Gains on Derivative Instruments	Foreign Currency Translation Adjustment	Minimum Pension Liability	Deferred Taxes	Accumulated Other Comprehensive Income (Loss)
Balances at January 1, 2001	$1,381.6	$—	$—	$(11.2)	$—	$(475.5)	$894.9
Gross Unrealized Gains (Losses) on Investment Securities	119.5	—	—	—	—	(40.8)	78.7
Reclassification Adjustment for Net Realized Investment Gains Included in Net Loss	(93.0)	—	—	—	—	31.5	(61.5)
Derivative Instruments and Hedging Activities – Net Change	—	—	18.5	—	—	(6.5)	12.0
Deferred Policy Acquisition Costs Valuation Allowance	—	(9.3)	—	—	—	3.3	(6.0)
Foreign Currency Translation	—	—	—	(1.9)	—	0.6	(1.3)

Balances at December 31, 2001	1,408.1	(9.3)	18.5	(13.1)	—	(487.4)	916.8
Gross Unrealized Gains (Losses) on Investment Securities	556.6	—	—	—	—	(195.0)	361.6
Reclassification Adjustment for Net Realized Investment Gains Included in Net Income	(82.5)	—	—	—	—	29.0	(53.5)
Derivative Instruments and Hedging Activities – Net Change	—	—	2.4	—	—	(0.8)	1.6
Deferred Policy Acquisition Costs Valuation Allowance	—	(45.1)	—	—	—	15.8	(29.3)
Minimum Pension Liability	—	—	—	—	(13.5)	4.7	(8.8)
Foreign Currency Translation	—	—	—	(11.0)	—	3.9	(7.1)

Balances at December 31, 2002	1,882.2	(54.4)	20.9	(24.1)	(13.5)	(629.8)	1,181.3
Gross Unrealized Gains (Losses) on Investment Securities	436.3	—	—	—	—	(152.7)	283.6
Reclassification Adjustment for Net Realized Investment Losses Included in Net Income	101.9	—	—	—	—	(36.1)	65.8
Derivative Instruments and Hedging Activities – Net Change	—	—	(2.2)	—	—	0.6	(1.6)
Deferred Policy Acquisition Costs Valuation Allowance	—	(33.6)	—	—	—	11.8	(21.8)
Minimum Pension Liability	—	—	—	—	4.7	(1.6)	3.1
Foreign Currency Translation	—	—	—	10.5	—	(3.6)	6.9

Balances at December 31, 2003	$2,420.4	$(88.0)	$18.7	$(13.6)	$(8.8)	$(811.4)	$1,517.3

Note 10: Employee Benefit Plans

OVERVIEW

We sponsor defined contribution and defined benefit plans covering substantially all employees and provide a postretirement benefit program for certain retired employees. Eligibility for participation in the various plans is generally based on completion of a specified period of continuous service or date of hire. Employer contributions to these plans are made in cash.

401(K) PROFIT SHARING RETIREMENT PLAN

The Safeco 401(k)/Profit Sharing Retirement Plan is a defined contribution plan. It includes a minimum contribution of 3% of each eligible participant’s compensation, a matching contribution of 66.6% of a participant’s contributions up to 6% of eligible compensation and a profit-sharing component based on our income. No profit-sharing contributions were made in 2003, 2002 or 2001.

The following table summarizes defined contribution costs charged to income:

YEAR ENDED DECEMBER 31	2003	2002	2001
Minimum Contributions	$15.6	$16.2	$14.5
401(k) Matching Contributions	15.7	15.5	16.0

Total	$31.3	$31.7	$30.5

CASH BALANCE PLAN

The Safeco Cash Balance Plan (CBP) is a noncontributory defined benefit plan that provides benefits for each year of service after 1988, based on each eligible participant’s compensation plus a stipulated rate of return on their benefit balance. We make contributions to the CBP based on funding requirements set by the Employee Retirement Income Security Act (ERISA). We expect to contribute $12.9 to the CBP in 2004.

OTHER POSTRETIREMENT BENEFITS

We also provide certain healthcare and life insurance benefits, Other Postretirement Benefits (OPRB), for certain retired employees, their beneficiaries and eligible dependents. We expect to contribute $5.2 to the OPRB program in 2004.

During 2003, our OPRB program was amended. For current retirees and employees who are age 50 and over with sufficient service time by December 31, 2004, we will continue to subsidize a portion of the cost of retiree healthcare benefits, but at a reduced rate. The rate of increase in our subsidy for these healthcare benefits will be capped in future years. We will also continue to provide a capped amount of retiree life insurance benefits to current retirees and employees age 50 and over with sufficient service time. For current employees age 36 or older who do not otherwise meet the above requirements, we will provide access to our group healthcare plan at retirement, but participants will pay the entire cost of coverage. Retiree life insurance benefits will no longer be offered to this employee group. For current employees age 35 and under, and any employee hired after December 31, 2003 (regardless of age), retiree healthcare and life insurance benefits will no longer be provided. In addition, our OPRB benefit obligation was revalued to reflect the reduction in staff that is a part of our restructuring plan. These actions resulted in OPRB curtailment gains totaling $15.2 pretax in 2003.

Early in 2004, the FASB issued a staff position paper that permits sponsors of retiree benefit programs subject to SFAS 106, “Employers’ Accounting for Postretirement Benefits Other than Pensions” to make an election to defer accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) until further authoritative guidance is issued. We have elected to make this deferral and, accordingly, have not reflected the effects of the Act on the obligation or annual costs of the OPRB program.

OBLIGATIONS AND FUNDED STATUS OF CBP AND OPRB

We use December 31 as the measurement date for calculating the obligations related to the CBP and OPRB programs. The following tables summarize the obligations and assets related to these programs:

	CBP
DECEMBER 31	2003	2002
CHANGE IN BENEFIT OBLIGATION
Benefit Obligation at Beginning of Year	$129.5	$146.8
Service Cost	9.7	4.7
Interest Cost	8.5	10.3
Actuarial (Gain) Loss	2.2	(11.3)
Benefits Paid	(12.0)	(21.0)

Benefit Obligation at End of Year	137.9	129.5

CHANGE IN PLAN ASSETS
Fair Value of Plan Assets at Beginning of Year	96.3	125.0
Actual Return on Plan Assets	19.3	(15.3)
Employer Contributions	8.4	7.6
Benefits Paid	(12.0)	(21.0)

Fair Value of Plan Assets at End of Year	112.0	96.3

Underfunded Status of Plan	(25.9)	(33.2)
Unrecognized Net Actuarial Loss	8.8	19.5
Unrecognized Prior Service Cost	0.9	1.1

Net Amount Recognized	(16.2)	(12.6)

Amounts Recognized in Consolidated Balance Sheets
Accrued Benefit Liability	(25.9)	(27.2)
Intangible Asset	0.9	1.1
Other Comprehensive Income – Minimum Pension Liability	8.8	13.5

Net Amount Recognized	$(16.2)	$(12.6)

We changed to the traditional unit credit method from the projected unit credit method to measure our projected benefit obligation at December 31, 2003, in accordance with EITF 03-4. As a result, our projected benefit obligation and accumulated benefit obligation were equal at December 31, 2003. This change increased the actuarial gain by $6.4 as of December 31, 2003 and will be amortized into expense over the average remaining service period of all active participants, in accordance with SFAS 87.

	OPRB
DECEMBER 31	2003	2002
CHANGE IN BENEFIT OBLIGATION
Benefit Obligation at Beginning of Year	$175.3	$133.5
Service Cost	5.3	4.9
Interest Cost	9.8	9.4
Actuarial Loss	9.8	34.0
Amendments	(67.4)	—
Participant Contributions	3.7	2.5
Curtailments	(51.5)	—
Benefits Paid	(9.9)	(9.0)

Benefit Obligation at End of Year	75.1	175.3

CHANGE IN PLAN ASSETS
Fair Value of Plan Assets at Beginning of Year	2.0	2.9
Actual Return on Plan Assets	—	0.1
Employer Contributions	5.4	5.5
Participant Contributions	3.7	2.5
Benefits Paid	(9.9)	(9.0)

Fair Value of Plan Assets at End of Year	1.2	2.0

Underfunded Status of Plan	(73.9)	(173.3)
Unrecognized Net Actuarial Loss	1.5	31.4
Unrecognized Prior Service Cost	(59.1)	5.8

Net Amount Recognized	$(131.5)	$(136.1)

The accumulated benefit obligation for the CBP was $137.9 and $123.5 at December 31, 2003 and 2002.

The following actuarial assumptions were used in the computation of the obligation associated with the CBP and OPRB:

DECEMBER 31	2003	2002
Pension Benefits
Discount Rate	6.25%	6.75%
Rate of Compensation Increases	5.00	5.00
Other Postretirement Benefits
Discount Rate	6.25%	6.75%

In addition, the accumulated postretirement benefit obligation at December 31, 2003 was determined using a healthcare cost trend rate of 14% for 2004, gradually decreasing to 5% in 2013 and remaining at that level thereafter. A 1% increase (decrease) in the assumed healthcare cost trend rate for each year would not have a material impact on the OPRB obligation or net periodic OPRB cost.

CBP assets are invested in fixed maturities and equity securities using a strategy that manages investment risk through diversification among asset classes, investment styles, industry weightings and issuer weightings. The following table displays target allocations for 2004, as well as the distribution of plan assets at year-end:

	Target Allocation	Percentage of Plan Assets At December 31
ASSET ALLOCATION	2004	2003	2002
PENSION (CBP) ASSETS
Equity Securities	60%	67.0%	59.9%
Fixed Maturities	40%	32.8%	37.8%
Cash Equivalents	Up to 20%	0.2%	2.3%

The following tables summarize CBP and OPRB costs charged (credited) to income:

	CBP
YEAR ENDED DECEMBER 31	2003	2002	2001
Service Cost	$9.7	$4.7	$6.3
Interest Cost	8.5	10.3	10.6
Expected Return on Plan Assets	(7.7)	(10.4)	(11.5)
Settlement Loss	—	3.1	—
Amortization of Prior Service Cost and Unrecognized Net Actuarial Loss	1.5	0.2	—

Total	$12.0	$7.9	$5.4

	OPRB
YEAR ENDED DECEMBER 31	2003	2002	2001
Service Cost	$5.3	$4.9	$5.1
Interest Cost	9.8	9.4	10.5
Expected Return on Plan Assets	(0.1)	(0.1)	(0.2)
Curtailment Gain	(15.2)	—	—
Amortization of Prior Service Cost and Unrecognized Net Actuarial (Gain) Loss	(1.2)	0.7	1.3

Total	$(1.4)	$14.9	$16.7

We estimate that benefit payments related to CBP and OPRB over the next 10 years will be as follows:

	Estimated Benefit Payment
Year of Payment	CBP	OPRB
2004	$21.1	$5.1
2005	14.6	5.4
2006	14.8	5.5
2007	14.8	5.7
2008	14.9	5.8
2009-2013	71.1	27.9

The 2004 estimate reflects the impact of the staff reduction in our corporate operations in 2003.

Charges to income for the CBP and OPRB are calculated using the following actuarial assumptions:

DECEMBER 31	2003	2002	2001
Pension Benefits
Discount Rate	6.75%	7.25%	7.50%
Expected Rate of Return on Plan Assets	8.00	8.50	9.00
Rate of Compensation Increases	5.00	5.00	6.00
Other Postretirement Benefits
Discount Rate	6.75%	7.25%	7.50%

We determine the expected rate of return assumption for the CBP based on the expected allocation of plan assets, the historical and anticipated long-term future performance of various asset sectors in which CBP expects to invest and other relevant factors.

Note 11: Stock Incentive Plans

The Safeco Long-Term Incentive Plan of 1997 (the Plan), as amended, provides for the issuance of up to 12,000,000 shares of our common stock. Incentive stock options, non-qualified stock options, restricted stock rights (RSR), performance stock rights (PSR) and stock appreciation rights are authorized under the Plan. We grant stock options at exercise prices not less than the fair market value of the stock on the date of the grant. The terms and conditions upon which options become exercisable may vary among grants, however, option rights expire no later than 10 years from the date of grant. We grant options and rights to key employees. Options generally vest on a straight-line basis over four years. In May 2002, a one-time grant of 1,018,000 non-qualified stock options was made to our employees not otherwise eligible for option grants. These newly issued options vest over two years and expire five years from the date of grant.

At December 31, 2003, there were 7,351,409 stock options outstanding (vested and unvested), 333,100 RSR and PSR share rights awarded but not yet matured, and 3,921,254 shares of common stock reserved for future options and rights. Stock-based compensation expense was $7.3 ($5.7 after tax) for 2003.

Changes in stock options for the three years ended December 31, 2003 are as follows:

	Options Outstanding
	Shares	Weighted- Average Price Per Share
Balance January 1, 2001	2,917,679	$31.69
Granted	894,750	26.45
Exercised	(317,293)	23.74
Canceled	(710,902)	32.33

Balance December 31, 2001	2,784,234	30.75
Granted	3,293,300	33.20
Exercised	(253,392)	26.50
Canceled	(192,835)	35.95

Balance December 31, 2002	5,631,307	32.20
Granted	2,422,470	38.11
Exercised	(353,143)	27.16
Canceled	(349,225)	39.17

Balance December 31, 2003	7,351,409	$34.24

Information about stock options outstanding and exercisable at December 31, 2003 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted- Average Price Per Share	Remaining Contractual Life (Years)	Shares	Weighted- Average Price Per Share
$20.00 – $26.00	649,835	$22.25	6.20	258,885	$20.52
$26.01 – $31.75	703,721	27.88	6.83	361,821	27.85
$31.76 – $36.00	2,975,792	33.30	6.87	1,036,520	33.26
$36.01 – $52.00	3,022,061	39.22	8.29	700,841	42.71

Total	7,351,409	$34.24	7.39	2,358,067	$33.84

RSRs provide for the holder to receive a stated number of share rights if the holder remains employed for a stated number of years. PSRs provide for the holder to receive a stated number of share rights if the holder attains certain specified performance goals within a stated performance cycle.

Matured RSRs and earned PSRs are issued in stock or in some instances, paid in cash based on the fair market value of our stock on the issue/payment date. We charged to operations $5.0, $3.8 and $1.4 during 2003, 2002 and 2001 for the compensation element of restricted and performance stock rights. These expense amounts are determined based on variable plan accounting under SFAS 123. RSRs compensation expense is charged to operations over the vesting period and PSRs compensation expense is charged to operations when it is probable the performance goals will be achieved.

Changes in RSRs and PSRs for the three years ended December 31, 2003 are as follows:

Share Rights
Balance January 1, 2001	266,477
Awarded	174,592
Matured/Earned	(29,929)
Canceled	(167,494)

Balance December 31, 2001	243,646
Awarded	148,532
Matured/Earned	(54,820)
Canceled	(38,921)

Balance December 31, 2002	298,437
Awarded	147,739
Matured/Earned	(82,130)
Canceled	(30,946)

Balance December 31, 2003	333,100

The Safeco Agency Stock Purchase Plan of 2000 (Agency Plan) provides for the issuance of up to 1,000,000 shares of our common stock to agents that meet certain eligibility requirements. Agents meeting the eligibility requirements can purchase our common stock at a discount from the closing market price on the purchase day.

Common stock issued under the Agency Plan is held in a custodial account and restricted from sale, transfer or assignment during the two-year restriction period. As of December 31, 2003, a total of 75,181 cumulative shares had been purchased, all of which were held in the custodial account.

Note 12: Commitments and Contingencies

LEASES

We lease office space, commercial real estate and certain equipment under leases that expire at various dates through 2018. We account for these leases as operating leases. We do not have any capitalized leases.

Minimum rental commitments for the next five years and thereafter, including cost escalation clauses, for leases in effect at December 31, 2003 are as follows:

Year Payable	Minimum Rentals
2004	$52.0
2005	48.1
2006	44.4
2007	40.8
2008	37.1
2009 and Thereafter	103.0

Total	$325.4

The amount of rent expense, net of sublease rental income, charged to operations was $53.7, $49.6 and $45.0 for 2003, 2002 and 2001.

INSURANCE ASSESSMENTS

Under state insolvency and guaranty laws, insurers licensed to do business in the state can be assessed or required to contribute to state guaranty funds to cover policyholder losses resulting from insurer insolvencies. Liabilities for guaranty funds are not discounted or recorded net of premium taxes and are included in Other Liabilities on the Consolidated Balance Sheets. At December 31, 2003 and 2002 we had liabilities of $18.0 and $17.5 for estimated guaranty fund assessments.

Because of the nature of their businesses, our insurance and other subsidiaries are subject to legal actions filed or threatened in the ordinary course of their business operations, generally as liability insurers defending third-party claims brought against their insureds or as insurers defending policy coverage claims brought against them. We do not believe that such litigation will have a material adverse effect on our financial condition, future operating results or liquidity.

GUARANTEES

The following guarantees were in effect at December 31, 2003:

In April 2003, Safeco Corporation issued a letter of credit to Citibank on behalf of Safeco UK, Ltd. (Safeco UK), a wholly owned subsidiary. Safeco UK conducted our London operations that were put into runoff in the third quarter of 2002. The letter of credit guarantees payment of Safeco UK’s share of potential losses up to $19.6, arising from prior participation in a London reinsurance syndicate. Prior to April 2003, this guarantee was provided by Safeco Insurance Company of America (SICA), a wholly owned subsidiary of Safeco Corporation.

In June 2000, Safeco Life Insurance Company (Safeco Life), a wholly owned subsidiary, issued a guarantee to General America Corporation (GAC), a wholly owned subsidiary. Under the guarantee, Safeco Life guarantees repayment of a loan made by GAC to Investar. The loan was made in June 2000 and matures in June 2017. The principal balance of $15.9 is included with Other Notes and Accounts Receivable on the Consolidated Balance Sheets.

In 1993, SICA issued a guarantee to the Bank of New York on behalf of Market Square Real Estate, Inc. (Market Square), a limited liability company in which SICA was an investor. The guarantee covers the repayment of $10.0 of municipal bonds issued by the City of Minneapolis. The proceeds from the 1993 bond issuance were then loaned to Market Square. In 1997, SICA sold its interest in Market Square but remained a guarantor for the repayment of the bonds. As a condition to the sale, Market Square granted SICA a first mortgage on its assets, as security, for any payments SICA may make pursuant to the guarantee. The repayment of the loan made to Market Square by the City of Minneapolis will fund the scheduled repayment of the bonds in 2006. SICA has not made any payments pursuant to the guarantee.

Note 13: Acquisitions

In July 2002, we acquired the group stop-loss medical business of Swiss Re Life & Health America Holding Company (Swiss Re). The primary purpose of the acquisition was to build a greater presence in the stop-loss medical business market and leverage our expertise in this line of business. The transaction was in the form of an indemnity coinsurance agreement, with total assets acquired of $137.0 including the acquisition of Fort Wayne Risk Management Services, and resulted in the recognition of $26.0 of other intangible assets and $26.2 of goodwill. Nearly all of the other intangible assets are composed of the value of the reinsurance contracts (and the related customer relationships) and are being amortized over a useful life of 20 years in proportion to estimated future gross profits. The assets and liabilities acquired from Swiss Re are included on the Consolidated Balance Sheets for 2002 and, beginning in July 2002, the results of these operations were included in the Consolidated Statements of Income (Loss). The acquired business generated earned premiums of $116.0 from the acquisition date through December 31, 2002. For segment reporting purposes, these operations are included with the results of L&I’s Group segment.

In September 2001, we acquired the lender-placed insurance business of ACE Limited. With $80.0 of premiums, the purpose of the acquisition was to build a greater presence as a provider of lender-placed hazard insurance. For segment reporting purposes, these operations are included with P&C in the SBI Special Accounts Facility segment.

Note 14: Runoff of London Operations

In the third quarter of 2002, we decided to put our London operations into runoff, resulting in a charge of $26.3 pretax in the quarter. This charge primarily reflected reserve strengthening to provide for emerging losses as the business is run off.

Note 15: Discontinued Operations

In August 2001, we completed the sale of Safeco Credit Company, Inc. (Safeco Credit). The sale resulted in net proceeds of $250.0 and a pretax gain of $97.0. The $54.0 after tax gain on the sale is reported in the Consolidated Statements of Income (Loss). Safeco Credit generated after tax profits of $4.2 for the seven months ended July 31, 2001.

Note 16: Restructuring Charges

2003 RESTRUCTURING

We have identified expense reductions across the company that will enable us to better compete in property and casualty markets. In September 2003, we announced that we would eliminate approximately 500 positions. We expect this initiative to reduce our 2004 operating expenses by approximately $75. As of December 31, 2003, approximately 400 of these positions had been eliminated. Positions being eliminated are primarily in our corporate departments. We have incurred $9.2 ($6.0 after tax) in 2003 for accrued expenses for restructuring, primarily for one-time termination benefits and contract termination costs. As of December 31, 2003, $8.3 of such costs had been paid with $0.9 remaining unpaid and accrued.

Charges have been recognized and accrued as a restructuring charge and allocated to our reportable segments in accordance with SFAS 146, which is effective for restructuring activities initiated after December 2002. Other charges that do not meet the criteria for accrual will be expensed as restructuring charges when incurred. We expect to incur $3.7 of additional expenses in 2004 associated with these actions.

Costs accrued in 2003 and total estimated costs expected to be incurred associated with the restructuring are as follows:

	Total Expected Costs	2003
One-Time Termination Costs	$9.7	$8.2
Lease Termination and Other Costs	3.2	1.0

Total	$12.9	$9.2

Costs accrued in 2003 and total estimated costs expected to be incurred associated with the restructuring by reportable segments are as follows:

	Total Expected Costs	2003
Safeco Personal Insurance (SPI)
Personal Auto	$5.5	$3.8
Homeowners	1.9	1.3
Specialty	0.5	0.3

Total SPI	7.9	5.4

Safeco Business Insurance (SBI)
SBI Regular	2.7	1.9
SBI Special Accounts Facility	0.9	0.6
SBI Runoff	—	—

Total SBI	3.6	2.5

Surety	0.4	0.3
P&C Other	0.1	0.1

Total P&C	12.0	8.3
Corporate	0.9	0.9

Total	$12.9	$9.2

The activity related to the accrued restructuring charges as of December 31, 2003 was as follows:

	Balance December 31, 2002	Costs Accrued	Amounts Paid	Balance at December 31, 2003
One-Time Termination Costs	$—	$8.2	$8.0	$0.2
Lease Terminations and Other Costs	—	1.0	0.3	0.7

Total	$—	$9.2	$8.3	$0.9

2001/2002 RESTRUCTURING

In July 2001, we announced that we would eliminate approximately 1,200 jobs by the end of 2003. From the beginning of 2001 through the end of 2002, our total employment decreased by approximately 1,200, excluding the reduction due to the sale of Safeco Credit and the increase associated with the acquisition of Swiss Re’s stop-loss medical business. Positions eliminated were in the corporate headquarters and regional P&C operations.

Total restructuring charges and period costs associated with these changes were $66.1 through December 31, 2002. Exit costs totaled $18.0 and were accrued in the third quarter of 2001. Period costs totaled $48.1: $26.3 in 2001 and $21.8 in 2002. The accrued exit costs of $18.0 included severance costs and lease termination and other costs. Other charges not meeting the definition of exit costs have been expensed as restructuring charges in the periods incurred. These period costs include various one-time termination costs, related consulting fees and lease termination costs.

The activity related to the accrued restructuring charges as of December 31, 2002 was as follows:

	Balance December 31, 2001	Costs Accrued	Amounts Paid 2002	Balance December 31, 2002
One-Time Termination Costs	$13.0	$(8.0)	$(5.0)	$—
Lease Terminations and Other Costs	5.0	(1.5)	(3.5)	—

Total	$18.0	$(9.5)	$(8.5)	$—

Note 17: Intangibles and Goodwill

Effective March 31, 2001, we elected to change our accounting policy for assessing goodwill from one based on undiscounted cash flows to one based on a market value method. We determined the market value method to be a preferable way to assess the current value of goodwill. As a result, we recorded a goodwill write-off of $1,201.0 ($916.9 after tax) in the first quarter of 2001.

The market value method used to assess the recoverability of goodwill compared our market capitalization (stock price multiplied by shares outstanding) to our reported book value (total shareholders’ equity). Given the extent of the shortfall of market capitalization compared to the reported book value as of March 31, 2001 and the fact that a similar shortfall had existed for almost two years, we concluded that under the new method the entire goodwill asset was impaired and a write-off of the full amount was necessary. The majority of this goodwill (97%) resulted from the 1997 acquisition of American States Financial Corporation whose operations have been fully integrated into our other P&C operations.

In the fourth quarter of 2001, after completion of a study, we determined that the goodwill in our London operations was impaired, resulting in a write-down of $13.1 ($8.5 after tax).

We adopted SFAS 142 on January 1, 2002. Under SFAS 142, we no longer amortize goodwill and indefinite-lived intangible assets but we review them annually (or more frequently if impairment indicators arise) for impairment. We amortize separable intangible assets over their useful lives unless we deem them to have an indefinite life. As a result of adopting SFAS 142, we reclassified $28.0 of other intangibles (net of $5.0 accumulated amortization) to goodwill in 2002. The adoption had minimal impact on the Consolidated Statements of Income (Loss).

The following table presents our intangibles and goodwill at December 31, 2003 and 2002. The purchase of Swiss Re’s stop-loss medical business in 2002 increased intangible assets by $26.0 and goodwill assets by $26.2. We are amortizing the acquired intangibles over an average estimated useful life of 20 years:

DECEMBER 31, 2003	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill	$59.8	$—	$59.8
Present Value of Future Profits	82.3	(37.1)	45.2
Insurance Policy Expirations	69.0	(46.0)	23.0
Distribution Agreement	35.0	(11.9)	23.1
Non-compete Agreements	15.3	(11.2)	4.1
Other	34.8	(6.4)	28.4

Total	$296.2	$(112.6)	$183.6

DECEMBER 31, 2002	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill	$58.5	$—	$58.5
Present Value of Future Profits	82.3	(33.0)	49.3
Insurance Policy Expirations	64.5	(42.3)	22.2
Distribution Agreement	35.0	(10.6)	24.4
Non-compete Agreements	12.0	(8.9)	3.1
Other	36.6	(4.1)	32.5

Total	$288.9	$(98.9)	$190.0

Pretax amortization expense was $16.6, $18.0 and $33.5 for 2003, 2002 and 2001.

The estimated future amortization of our intangibles for the next five years and thereafter is as follows:

Pretax	Estimated Future Amortization
2004	$14.2
2005	13.1
2006	11.8
2007	8.9
2008	6.0
2009 and Thereafter	69.8

Total	$123.8

The changes in the carrying value of goodwill for each reportable segment are presented in the following tables. For description of segments see Note 20 – Segment Information:

REPORTABLE SEGMENTS	January 1, 2003	Additions	Write-off	December 31, 2003
Property & Casualty
SBI – Special Accounts Facility	$2.8	$—	$—	$2.8
Life & Investments
Group	26.2	—	—	26.2
L&I Other	29.5	1.8	(0.5)	30.8

Total	$58.5	$1.8	$(0.5)	$59.8

REPORTABLE SEGMENTS	January 1, 2002	Additions	Reclassification	December 31, 2002
Property & Casualty
SBI – Special Accounts Facility	$2.8	$—	$—	$2.8
Life & Investments
Group	—	26.2	—	26.2
L&I Other	0.1	1.4	28.0	29.5

Total	$2.9	$27.6	$28.0	$58.5

The following table reverses the effect of the intangibles and goodwill amortization in 2001 as if SFAS 142 had been adopted in those years to show the comparability of our reported net income (loss) in the periods presented:

YEAR ENDED DECEMBER 31	2003	2002	2001
Reported Net Income (Loss)	$339.2	$301.1	$(989.2)
Add back: Intangibles and Goodwill Amortization	—	—	11.1

Adjusted Net Income (Loss)	$339.2	$301.1	$(978.1)

INCOME (LOSS) PER SHARE– DILUTED
Reported Net Income (Loss)	$2.44	$2.33	$(7.75)
Add back: Intangibles and Goodwill Amortization	—	—	0.09

Adjusted Net Income (Loss)	$2.44	$2.33	$(7.66)

INCOME (LOSS) PER SHARE – BASIC
Reported Net Income (Loss)	$2.45	$2.33	$(7.75)
Add back: Intangibles and Goodwill Amortization	—	—	0.09

Adjusted Net Income (Loss)	$2.45	$2.33	$(7.66)

Note 18: Dividend Restrictions

Our insurance subsidiaries are restricted by state regulations as to the aggregate amount of dividends they may pay in any consecutive twelve-month period without regulatory approval. Generally, our insurance subsidiaries may pay dividends out of earned surplus without approval with 30 days prior written notice within certain limits. The limits are generally based on the greater of 10% of the prior year statutory surplus or prior year statutory net gain from operations. Dividends in excess of the prescribed limits or the subsidiary’s earned surplus require formal state insurance commission approval. Based on statutory limits as of December 31, 2003, we are able to receive approximately $314.6 in dividends from our P&C insurance subsidiaries and $166.6 in dividends from our L&I insurance subsidiaries in 2004 without obtaining prior regulatory approval.

Note 19: Statutory Financial Information

State insurance regulatory authorities require our insurance subsidiaries to file annual statements prepared on an accounting basis prescribed by the National Association of Insurance Commissioners’ (NAIC) revised Accounting Practices and Procedures Manual or permitted by their respective state of domicile (that is, on a statutory basis). Prescribed statutory accounting practices include state laws, regulations and general administrative rules, as well as a variety of publications of the NAIC. Permitted statutory accounting practices encompass all accounting practices not so prescribed.

Statutory net income differs from net income reported in accordance with GAAP primarily because policy acquisition costs are expensed when incurred, life insurance reserves are based on different assumptions and income tax expense reflects only taxes paid or currently payable.

The following tables summarize statutory net income (loss) and statutory capital and surplus:

STATUTORY NET INCOME (LOSS)

YEAR ENDED DECEMBER 31	2003	2002	2001
Property & Casualty	$382.3	$464.5	$(218.2)
Life	171.3	30.1	132.0

STATUTORY CAPITAL AND SURPLUS

DECEMBER 31	2003	2002
Property & Casualty	$2,789.7	$2,509.5
Life	1,059.6	903.4

Prior to 2003, under Washington State’s insurance code, investments in foreign securities were not considered admitted assets for statutory accounting purposes. However, statutory accounting practices prescribed by the NAIC allowed insurance companies to account for foreign investments as admitted assets. The Washington State Insurance Commissioner has the express authority to permit an insurer to make investments not otherwise eligible under the state’s insurance code and exercised this authority by permitting our insurance subsidiaries to account for our foreign investments as admitted assets. The P&C insurance subsidiaries held investments in foreign corporations and municipalities of $114.9 at December 31, 2002. The L&I insurance subsidiaries held investments in foreign corporations and municipalities of $162.9 at December 31, 2002. These amounts increased the surplus of our insurance subsidiaries accordingly.

In 2003, Washington State’s insurance code was revised to allow foreign investments to be treated as admitted assets subject to certain limitations. At December 31, 2003, our insurance subsidiaries were in compliance with these regulations.

Note 20: Segment Information

We operate on a nationwide basis in two principal businesses: (1) property and casualty insurance including surety (P&C) and (2) life insurance and asset management (L&I).

P&C

Our P&C insurance operations are organized around our four business segments: Safeco Personal Insurance (SPI), Safeco Business Insurance (SBI), Surety and P&C Other. These business segments are a combination of reportable segments that have similar products and services and are managed separately as described below.

SAFECO PERSONAL INSURANCE

SPI offers personal auto, homeowners and other specialty insurance products for individuals, and the SPI operations are organized around three reportable segments–Personal Auto, Homeowners and Specialty, which are managed separately by these product groupings.

The Personal Auto segment provides coverage for liability of our customers to others for both bodily injury and property damage, for injuries sustained by our customers and for physical damage to our customers’ vehicles from collision and other hazards.

The Homeowners segment protects homes, condominiums and rental property contents against losses from a wide variety of hazards. We protect individuals from liability for accidents that occur on their property.

The Specialty segment provides umbrella, earthquake, dwelling fire, inland marine, recreational vehicle, motorcycle and boat insurance coverage for individuals.

SAFECO BUSINESS INSURANCE

SBI offers business owner policies, commercial multi-peril packages, workers compensation, property, general liability and commercial auto. SBI’s operations are organized around three segments: SBI Regular, SBI Special Accounts Facility and SBI Runoff, which are managed separately based on the nature of the underlying insured.

SBI Regular is our core commercial segment writing a variety of commercial insurance products for small- to medium-sized businesses (customers who pay annual written premiums of $100,000 or less). Our principal business insurance products include business owner policies, commercial multi-peril, workers compensation, property, general liability and commercial auto.

SBI Special Accounts Facility writes large commercial accounts for our key agents who sell our core P&C products as well as our four specialty commercial insurance programs which are lender-placed property, agents’ errors and omissions, mini-storage and warehouse properties and non-profit social service organizations.

SBI Runoff includes results for the large commercial business accounts and specialty programs that we have exited.

SURETY

We offer surety bonds primarily for construction, performance and legal matters that include appeals, probate and bankruptcies.

P&C OTHER

P&C Other includes runoff assumed reinsurance business, results from our London operations that are in runoff and certain other product lines we have exited. It also includes our non-voluntary personal lines business.

L&I

On September 29, 2003, we announced our intent to sell our L&I businesses. As of December 31, 2003, we have not met all of the “held-for-sale” criteria under SFAS 144 and therefore we have presented L&I as a continuing operation in the Consolidated Financial Statements.

L&I provides a broad range of products and services that include individual and group insurance products, annuity products, mutual funds and investment advisory services. These operations are managed separately as six reportable segments: Group, Income Annuities, Retirement Services, Individual, Asset Management and L&I Other based on product groupings.

Group’s principal product is stop-loss medical insurance sold to employers. We sell this product to companies with self-insured medical plans. Also included in this segment are life, accidental death and dismemberment insurance and disability products.

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

Asset Management provides investment advisory services for our mutual funds, variable insurance portfolios, institutional and trust accounts.

L&I Other is composed mainly of investment income resulting from the investment of capital and accumulated earnings of the reportable segments. L&I Other also includes the results of a wholly owned subsidiary, Talbot Financial Corporation (Talbot), our insurance agency that distributes property and casualty and life insurance products.

CORPORATE

In addition to these reportable segments, certain activities are reported in the Corporate segment and not allocated to individual segments. The Corporate segment includes operating results for the parent company, which includes interest expense for our debt; SFP, which was engaged in limited derivative activities until it was wound down at December 31, 2003; intercompany eliminations and other corporate activities.

Our management measures segment profit or loss for P&C based upon underwriting results. Underwriting results (profit or loss) represent the net amount of earned premiums less underwriting losses and expenses on a pretax basis. Management views underwriting results as a critical measure to assess the effectiveness of the underwriting of the P&C operations.

L&I results are evaluated based on pretax operating earnings, which excludes net realized investment gains and losses. Management believes the presentation of segment pretax operating earnings enhances the understanding of our results of operations. Net realized investment gains and losses can fluctuate significantly and distort the comparison of our results.

Underwriting results and segment pretax operating earnings are not a substitute for net income determined in accordance with GAAP.

The following tables present selected financial information by segment and reconcile segment revenues, underwriting results and pretax operating earnings to amounts reported in the Consolidated Statements of Income (Loss):

REVENUES

YEAR ENDED DECEMBER 31	2003	2002	2001
Property & Casualty Earned Premiums
Safeco Personal Insurance (SPI)
Personal Auto	$2,269.1	$1,947.1	$1,767.4
Homeowners	768.1	757.4	740.6
Specialty	201.8	203.1	201.6

Total SPI	3,239.0	2,907.6	2,709.6

Safeco Business Insurance (SBI)
SBI Regular	1,097.5	1,014.1	1,033.0
SBI Special Accounts Facility	383.8	276.0	128.1
SBI Runoff	(2.0)	170.9	482.3

Total SBI	1,479.3	1,461.0	1,643.4

Surety	153.6	126.3	95.6
P&C Other	29.9	26.4	24.2

Total Earned Premiums	4,901.8	4,521.3	4,472.8
Net Investment Income	453.0	460.0	457.7

Total P&C Revenues	5,354.8	4,981.3	4,930.5

L&I Premiums, Net Investment Income and Other Revenues
Group	552.9	477.4	336.2
Income Annuities	514.2	529.2	530.0
Retirement Services	388.2	379.5	367.1
Individual	383.5	379.7	367.8
Asset Management	26.9	29.9	35.9
L&I Other	214.3	189.2	180.3

Total Premiums, Net Investment Income and Other Revenues	2,080.0	1,984.9	1,817.3

Corporate	25.2	18.5	23.8
Consolidated Net Realized Investment Gains (Losses)	(101.9)	82.5	93.0

Total Revenues	$7,358.1	$7,067.2	$6,864.6

PRETAX UNDERWRITING PROFITS (LOSSES), PRETAX OPERATING EARNINGS AND NET INCOME (LOSS)

YEAR ENDED DECEMBER 31	2003	2002	2001
Property & Casualty
Underwriting Profits (Losses)
Safeco Personal Insurance (SPI)
Personal Auto	$65.1	$(44.4)	$(80.5)
Homeowners	82.2	(37.2)	(205.6)
Specialty	44.5	28.9	3.9

Total SPI	191.8	(52.7)	(282.2)

Safeco Business Insurance (SBI)
SBI Regular	(28.6)	(51.7)	(163.2)
SBI Special Accounts Facility	23.5	17.8	3.9
SBI Runoff	(192.8)	(107.5)	(279.6)

Total SBI	(197.9)	(141.4)	(438.9)

Surety	27.6	17.6	2.4
P&C Other	(27.4)	(63.1)	(118.8)

Total Underwriting Losses	(5.9)	(239.6)	(837.5)
Net Investment Income	453.0	460.0	457.7
Goodwill Amortization	—	—	(11.0)
Goodwill Write-off	—	—	(1,165.2)
Restructuring Charges	(8.3)	(21.8)	(44.3)

Total	438.8	198.6	(1,600.3)

Life & Investments
Pretax Operating Earnings
Group	89.0	69.2	26.6
Income Annuities	25.3	41.5	47.8
Retirement Services	18.0	21.6	15.6
Individual	6.3	21.6	22.8
Asset Management	1.8	5.2	8.0
L&I Other	80.7	77.9	76.7

Pretax Operating Earnings	221.1	237.0	197.5
Goodwill Write-off	—	—	(48.9)

Total	221.1	237.0	148.6

Corporate	(116.9)	(124.7)	(123.7)
Net Realized Investment Gains (Losses)	(101.9)	82.5	93.0

Income (Loss) from Continuing Operations before Income Taxes and Change in Accounting Principle	441.1	393.4	(1,482.4)
Provision (Benefit) for Income Taxes	101.9	92.3	(437.1)

Income (Loss) from Continuing Operations before Change in Accounting Principle	339.2	301.1	(1,045.3)
Income from Discontinued Credit Operations, Net of Taxes	—	—	4.2
Gain from Sale of Credit Operations, Net of Taxes	—	—	54.0
Cumulative Effect of Change in Accounting Principle, Net of Taxes	—	—	(2.1)

Net Income (Loss)	$339.2	$301.1	$(989.2)

ASSETS

DECEMBER 31	2003	2002	2001
Property & Casualty
Safeco Personal Insurance (SPI)
Personal Auto	$3,702.3	$3,495.0	$2,953.3
Homeowners	1,722.6	1,868.0	1,668.2
Specialty	628.2	695.1	617.5

Total SPI	6,053.1	6,058.1	5,239.0

Safeco Business Insurance (SBI)
SBI Regular	3,232.3	3,165.7	2,947.2
SBI Special Accounts Facility	720.5	546.0	239.4
SBI Runoff	1,523.7	1,709.6	2,182.1

Total SBI	5,476.5	5,421.3	5,368.7

Surety	384.8	415.6	312.2
P&C Other	991.0	1,040.0	1,143.2

Total	12,905.4	12,935.0	12,063.1

Life & Investments
Group	343.4	353.4	172.5
Income Annuities	7,544.3	7,386.6	6,978.7
Retirement Services	8,037.0	7,298.3	6,403.9
Individual	4,485.1	4,347.1	3,989.2
Asset Management	83.7	60.4	73.6
L&I Other	2,100.2	2,074.4	1,604.7

Total	22,593.7	21,520.2	19,222.6
Corporate	346.0	234.1	476.9

Total Assets	$35,845.1	$34,689.3	$31,762.6

Note 21: Quarterly Results of Operations (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Annual
Revenues
2003	$1,762.8	$1,871.5	$1,780.6	$1,943.2	$7,358.1
2002	1,713.1	1,798.8	1,795.2	1,760.1	7,067.2

Net Income (Loss)
2003	$90.0	$111.9	$(28.9)	$166.2	$339.2
2002	63.6	105.2	75.2	57.1	301.1

Net Income (Loss) Per Share – Diluted
2003	$0.65	$0.81	$(0.21)	$1.19	$2.44
2002	0.50	0.82	0.59	0.42	2.33

Revenue amounts differ from amounts previously reported due to our adoption of FIN 46R and the deconsolidation of Safeco Capital Trust. See Note 1.

FINANCIAL SCHEDULES
Summary of Investments – Other Than Investments in Related Parties	Schedule I
Type Of Investments

DECEMBER 31, 2003 (In Millions)	Cost or Amortized Cost	Fair Value	Balance Sheet
Fixed Maturities
Bonds
U.S. Government and Agencies	$1,826.7	$2,065.6	$2,065.6
States and Political Subdivisions	2,801.2	3,026.5	3,026.5
Foreign Governments	278.7	357.7	357.7
Public Utilities	2,750.5	2,958.5	2,958.5
Convertible Bonds	24.6	25.3	25.3
Mortgage-Backed Securities	5,250.2	5,482.1	5,482.1
All Other Corporate Bonds	11,205.7	12,128.2	12,128.2
Redeemable Preferred Stocks	152.6	162.6	162.6

Total Fixed Maturities (1)	24,290.2	26,206.5	26,206.5
Equity Securities
Common Stocks
Public Utilities	20.8	27.9	27.9
Banks, Trust and Insurance Companies	60.0	121.3	121.3
Industrial, Miscellaneous and All Other	542.1	949.2	949.2
Non-Redeemable Preferred Stocks	158.8	180.6	180.6

Total Equity Securities	781.7	$1,279.0	1,279.0

Other
Mortgage Loans (1)	936.1		936.1
Policy Loans	85.6		85.6
Other Invested Assets (2)	30.3		30.3
Short-Term Investments	269.9		269.9

Total Other	1,321.9		1,321.9

Total Investments	$26,393.8		$28,807.4

(1)	The carrying value of investments in fixed maturities and mortgage loans that have not produced income for the last twelve months was $38.5 at December 31, 2003.
(2)	Other Invested Assets includes real estate, limited partnerships and derivative financial instruments.

Condensed Statements of Income (Loss)	Schedule II

Condensed Financial Information of the Registrant (Parent Company)

YEAR ENDED DECEMBER 31 (In Millions)	2003	2002	2001
REVENUES
Dividends - Non-affiliates	$1.2	$4.0	$1.5
Interest - Affiliates	11.8	7.1	16.8
- Non-affiliates	2.0	0.1	1.1
Net Realized Investment Gains (Losses)	2.1	(22.4)	(13.0)

Total	17.1	(11.2)	6.4
EXPENSES
Interest	129.4	133.3	147.8
Other	2.7	6.7	5.4

Total	132.1	140.0	153.2

Loss from Continuing Operations before Income Taxes	(115.0)	(151.2)	(146.8)
Benefit from Income Taxes	(40.4)	(52.6)	(52.0)

Loss from Continuing Operations	(74.6)	(98.6)	(94.8)
Income from Discontinued Credit Operations, Net of Taxes	—	—	4.2
Gain from Sale of Credit Operations, Net of Taxes	—	—	54.0

Loss before Equity in Net Income (Loss) of Subsidiaries	(74.6)	(98.6)	(36.6)
Equity in Net Income (Loss) of Subsidiaries	413.8	399.7	(952.6)

Consolidated Net Income (Loss)	$339.2	$301.1	$(989.2)

Condensed Balance Sheets	Schedule II

Condensed Financial Information of the Registrant (Parent Company)

DECEMBER 31 (In Millions)	2003	2002
ASSETS
Investments
Stock of Subsidiaries, at Cost Plus Equity in Undistributed Earnings	$6,511.8	$6,055.0
Fixed Maturities Available-for-Sale, at Fair Value (Amortized cost: $157.8; $78.2)	158.1	78.5
Marketable Equity Securities Available-for-Sale, at Fair Value (Cost: $8.4; $10.4)	24.4	20.9
Other Invested Assets	1.9	21.3
Short-Term Investments	79.5	6.4

Total Investments	6,775.7	6,182.1
Receivables from Affiliated Companies	304.8	258.0
Accrued Investment Income	12.8	15.7
Current Income Taxes Recoverable	22.4	14.4
Deferred Income Taxes Recoverable	8.7	43.6
Other Assets	38.9	69.3
Securities Lending Collateral	86.8	92.5

Total Assets	$7,250.1	$6,675.6

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest Payable	$57.5	$58.2
Payables to Affiliated Companies	70.3	43.8
Dividends Payable to Shareholders	25.6	25.6
Debt	1,951.7	1,977.6
Other Liabilities	34.9	46.3
Securities Lending Payable	86.8	92.5

Total Liabilities	2,226.8	2,244.0

Preferred Stock, No Par Value
Shares Authorized: 10 Shares Issued and Outstanding: None
Common Stock, No Par Value
Shares Authorized: 300 Shares Reserved for Options: 11.6; 12.0 Shares Issued and Outstanding: 138.6; 138.2	1,197.3	1,178.1
Retained Earnings	2,308.7	2,072.2
Accumulated Other Comprehensive Income, Net of Taxes	1,517.3	1,181.3

Total Shareholders’ Equity	5,023.3	4,431.6

Total Liabilities and Shareholders’ Equity	$7,250.1	$6,675.6

Condensed Statements of Cash Flows	Schedule II

Condensed Financial Information of the Registrant (Parent Company)

YEAR ENDED DECEMBER 31 (In Millions)	2003	2002	2001
OPERATING ACTIVITIES
Dividends and Interest Received - Affiliates	$314.3	$208.4	$220.3
- Non-affiliates	5.1	5.3	10.1
Interest Paid	(127.8)	(138.7)	(147.5)
Income Taxes Refunded (Paid)	63.3	28.8	(13.4)
Other, Net	(43.3)	5.5	6.0

Net Cash Provided by Operating Activities	211.6	109.3	75.5

INVESTING ACTIVITIES
Purchases of:
Fixed Maturities Available-for-Sale	(106.8)	(326.5)	(4.1)
Equity Securities Available-for-Sale	(1.0)	(5.5)	(13.6)
Other Invested Assets	—	(58.0)	—
Sales of:
Fixed Maturities Available-for-Sale	80.7	3.5	58.3
Equity Securities Available-for-Sale	2.6	12.2	27.5
Other Invested Assets	0.3	—	—
Net (Increase) Decrease in Short-Term Investments	(73.1)	(0.9)	13.6
Proceeds from Sale of Credit Operations	—	—	250.0
Funds Repaid by Affiliate	—	—	86.4
Net Capital Contributions to Subsidiaries	(4.5)	3.1	(324.1)

Net Cash Provided by (Used in) Investing Activities	(101.8)	(372.1)	94.0

FINANCING ACTIVITIES
Proceeds from Notes	495.9	371.8	—
Proceeds from Common Stock Offering	—	329.2	—
Repayment of Notes	(507.2)	(42.8)	—
Net Repayment of Commercial Paper	—	(299.0)	(50.8)
Common Stock Reacquired	—	(9.9)	(8.1)
Dividends Paid to Shareholders	(102.4)	(94.6)	(118.1)
Other, Net	3.9	8.1	7.4

Net Cash Provided by (Used in) Financing Activities	(109.8)	262.8	(169.6)

Net Decrease in Cash	—	—	(0.1)
Cash and Cash Equivalents at Beginning of Year	—	—	0.1

Cash and Cash Equivalents at End of Year	$—	$—	$—

Condensed Statements of Cash Flows	Schedule II

Reconciliation of Net Income (Loss) to Net Cash Provided by Operating Activities

Condensed Financial Information of the Registrant (Parent Company)

YEAR ENDED DECEMBER 31 (In Millions)	2003	2002	2001
Net Income (Loss)	$339.2	$301.1	$(989.2)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Equity in Net (Income) Loss of Consolidated Subsidiaries	(413.8)	(399.7)	952.6
Dividends Received from Consolidated Subsidiaries	302.5	199.4	207.6
Net Realized Investment (Gains) Losses	(2.1)	22.4	13.0
Deferred Income Tax Provision (Benefit)	30.1	10.7	(10.2)
Other	—	(1.3)	(0.3)
Gain from Sale of Credit Operations, Net of Taxes	—	—	(54.0)
Changes in:
Accrued Investment Income	2.9	(14.4)	—
Interest Payable	—	9.5	—
Income Taxes Recoverable	(8.0)	(37.2)	25.7
Other Assets and Liabilities	(39.2)	18.8	(69.7)

Total Adjustments	(127.6)	(191.8)	1,064.7

Net Cash Provided by Operating Activities	$211.6	$109.3	$75.5

There were no significant non-cash financing or investing activities for the years ended December 31, 2003 or 2001. In December 2002, the parent company contributed $150.0 to P&C and $100.0 to L&I, consisting of $249.3 of fixed maturities and $0.7 of cash.

Supplemental Insurance Information	Schedule III

DECEMBER 31, 2003

(In Millions)

	YEAR ENDED DECEMBER 31, 2003
Segment	Deferred Policy Acquisition Costs	Reserve for Future Policy Benefits, Losses, Claims and Loss Expenses	Unearned Premiums	Other Policy Claims and Benefits Payable
Property & Casualty
SPI
Personal Auto	$87.3	$1,348.1	$644.1	$—
Homeowners	76.3	288.5	423.8	—
Specialty	22.7	106.1	117.8	—
SBI
SBI Regular	102.0	1,549.0	590.0	—
SBI Special Accounts Facility	22.8	233.9	131.0	—
SBI Runoff	—	923.1	—	—
Surety	45.3	(12.2)	124.9	—
P&C Other	0.4	608.1	22.0	—
Restructuring	—	—	—	—

Total	356.8	5,044.6	2,053.6	—

Life & Investments
Group	16.2	228.0	2.1	—
Income Annuities	—	—	—	6,334.7
Retirement Services	122.8	13.4	—	6,659.4
Individual	143.3	229.5	7.8	3,581.3
Asset Management	—	—	—	—
L&I Other	—	—	—	—

Total	282.3	470.9	9.9	16,575.4

Corporate	—	—	—	—

Consolidated Totals	$639.1	$5,515.5	$2,063.5	$16,575.4

	YEAR ENDED DECEMBER 31, 2003
Segment	Premiums and Service Fee Revenues	Net Investment Income	Benefits, Claims, Losses and Adjustment Expenses	Amortization of Deferred Policy Acquisition Costs	Other Operating Costs	Net Written Premiums
Property & Casualty
SPI
Personal Auto	$2,269.1	$127.3	$1,680.4	$307.3	$216.3	$2,368.1
Homeowners	768.1	63.0	467.1	140.3	78.5	775.1
Specialty	201.8	22.6	98.5	42.8	16.0	200.3
SBI
SBI Regular	1,097.5	111.8	720.9	192.7	212.5	1,156.9
SBI Special Accounts Facility	383.8	19.8	214.9	96.6	48.8	405.8
SBI Runoff	(2.0)	60.6	185.5	0.2	5.1	(2.4)
Surety	153.6	10.4	40.3	65.0	20.7	178.8
P&C Other	29.9	37.5	44.5	1.4	11.4	31.7
Restructuring	—	—	—	—	8.3	—

Total	4,901.8	453.0	3,452.1	846.3	617.6	$5,114.3

Life & Investments
Group	546.3	6.6	310.9	12.8	140.2
Income Annuities	0.4	513.8	468.6	—	20.3
Retirement Services	23.5	364.7	283.1	26.6	60.5
Individual	149.3	234.2	293.3	11.9	72.0
Asset Management	25.8	1.1	—	—	25.1
L&I Other	122.8	91.5	—	—	133.6

Total	868.1	1,211.9	1,355.9	51.3	451.7

Corporate	—	15.4	—	—	142.1

Consolidated Totals	$5,769.9	$1,680.3	$4,808.0	$897.6	$1,211.4

Supplemental Insurance Information (continued)	Schedule III

DECEMBER 31, 2002

(In Millions)

	YEAR ENDED DECEMBER 31, 2002
Segment	Deferred Policy Acquisition Costs	Reserve for Future Policy Benefits, Losses, Claims and Loss Expenses	Unearned Premiums	Other Policy Claims and Benefits Payable
Property & Casualty
SPI
Personal Auto	$77.7	$1,256.9	$544.6	$—
Homeowners	77.8	301.7	416.5	—
Specialty	23.7	106.2	119.3	—
SBI
SBI Regular	96.2	1,467.4	530.9	—
SBI Special Accounts Facility	19.5	143.2	107.2	—
SBI Runoff	0.2	1,007.6	0.8	—
Surety	37.6	60.2	97.1	—
P&C Other	0.2	655.3	21.6	—
Restructuring Charges	—	—	—	—

Total	332.9	4,998.5	1,838.0	—

Life & Investments
Group	14.7	249.9	2.5	—
Income Annuities	—	—	—	6,308.4
Retirement Services	129.1	43.8	—	5,930.5
Individual	149.6	216.2	7.0	3,416.5
Asset Management	—	—	—	—
L&I Other	—	—	—	—

Total	293.4	509.9	9.5	15,655.4

Corporate	—	—	—	—

Consolidated Totals	$626.3	$5,508.4	$1,847.5	$15,655.4

	YEAR ENDED DECEMBER 31, 2002
Segment	Premiums and Service Fee Revenues	Net Investment Income	Benefits, Claims, Losses and Adjustment Expenses	Amortization of Deferred Policy Acquisition Costs	Other Operating Costs	Net Written Premiums
Property & Casualty
SPI
Personal Auto	$1,947.1	$120.1	$1,533.0	$272.1	$186.4	$2,025.7
Homeowners	757.4	65.5	574.3	150.0	70.3	767.6
Specialty	203.1	23.6	110.5	46.7	17.0	202.7
SBI
SBI Regular	1,014.1	111.3	697.6	184.7	183.5	1,055.2
SBI Special Accounts Facility	276.0	10.5	142.1	71.5	44.6	349.0
SBI Runoff	170.9	79.2	209.2	30.7	38.5	25.0
Surety	126.3	9.1	29.6	60.9	18.2	133.6
P&C Other	26.4	40.7	66.9	2.2	20.4	25.8
Restructuring Charges	—	—	—	—	21.8	—

Total	4,521.3	460.0	3,363.2	818.8	600.7	$4,584.6

Life & Investments
Group	472.1	5.3	277.0	6.2	125.0
Income Annuities	0.2	529.0	470.2	—	17.5
Retirement Services	24.0	355.5	288.5	22.2	47.2
Individual	142.6	237.1	286.6	12.4	59.1
Asset Management	28.7	1.2	—	—	24.7
L&I Other	110.7	78.5	—	—	111.3

Total	778.3	1,206.6	1,322.3	40.8	384.8

Corporate	—	7.8	—	—	143.2

Consolidated Totals	$5,299.6	$1,674.4	$4,685.5	$859.6	$1,128.7

Supplemental Insurance Information (continued)	Schedule III

DECEMBER 31, 2001

(In Millions)

	YEAR ENDED DECEMBER 31, 2001
Segment	Deferred Policy Acquisition Costs	Reserve for Future Policy Benefits, Losses, Claims and Loss Expenses	Unearned Premiums	Other Policy Claims and Benefits Payable
Property & Casualty
SPI
Personal Auto	$64.4	$1,172.5	$465.4	$—
Homeowners	79.8	298.5	406.0	—
Specialty	24.6	98.3	119.8	—
SBI
SBI Regular	87.0	1,439.1	484.5	—
SBI Special Accounts Facility	7.6	87.7	33.7	—
SBI Runoff	25.0	1,206.4	153.7	—
Surety	33.7	57.1	87.6	—
P&C Other	0.6	694.1	22.2	—
Goodwill Amortization	—	—	—	—
Goodwill Write-off	—	—	—	—
Restructuring Charges	—	—	—	—

Total	322.7	5,053.7	1,772.9	—

Life & Investments
Group	16.5	142.0	2.3	—
Income Annuities	—	—	—	6,245.3
Retirement Services	120.2	14.7	—	5,174.7
Individual	167.4	235.1	7.0	3,204.2
Asset Management	—	—	—	—
L&I Other	—	—	—	—
Goodwill Write-off	—	—	—	—

Total	304.1	391.8	9.3	14,624.2

Corporate	—	—	—	—

Consolidated Totals	$626.8	$5,445.5	$1,782.2	$14,624.2

	YEAR ENDED DECEMBER 31, 2001
Segment	Premiums and Service Fee Revenues	Net Investment Income	Benefits, Claims, Losses and Adjustment Expenses	Amortization of Deferred Policy Acquisition Costs	Other Operating Costs	Net Written Premiums
Property & Casualty
SPI
Personal Auto	$1,767.4	$112.9	$1,429.2	$295.0	$123.7	$1,795.2
Homeowners	740.6	63.7	724.1	114.0	108.1	743.0
Specialty	201.6	22.8	130.1	36.1	31.5	204.2
SBI
SBI Regular	1,033.0	109.3	845.0	185.8	165.4	983.3
SBI Special Accounts Facility	128.1	7.0	72.3	39.9	12.0	133.9
SBI Runoff	482.3	87.6	596.4	75.1	90.4	424.3
Surety	95.6	7.6	30.3	42.6	20.3	131.5
P&C Other	24.2	46.8	136.8	3.7	2.5	23.8
Goodwill Amortization	—	—	—	—	11.0	—
Goodwill Write-off	—	—	—	—	1,165.2	—
Restructuring Charges	—	—	—	—	44.3	—

Total	4,472.8	457.7	3,964.2	792.2	1,774.4	$4,439.2

Life & Investments
Group	332.5	3.7	212.2	5.7	91.7
Income Annuities	0.4	529.6	463.9	—	18.3
Retirement Services	27.9	339.2	284.5	17.0	50.0
Individual	141.1	226.7	274.3	9.6	61.1
Asset Management	33.6	2.3	—	—	27.9
L&I Other	101.5	78.8	—	—	103.6
Goodwill Write-off	—	—	—	—	48.9

Total	637.0	1,180.3	1,234.9	32.3	401.5

Corporate	—	13.4	—	—	147.5

Consolidated Totals	$5,109.8	$1,651.4	$5,199.1	$824.5	$2,323.4

Supplemental Information Concerning	Schedule VI

Consolidated Property & Casualty Insurance Operations

Affiliation with Registrant: Property & Casualty Subsidiaries

DECEMBER 31 (In Millions)	2003	2002	2001
Deferred Policy Acquisition Costs	$356.8	$332.9	$322.7
Loss and Loss Adjustment Expense Reserves	5,044.6	4,998.5	5,053.7
Unearned Premiums	$2,053.6	$1,838.0	$1,772.9

YEAR ENDED DECEMBER 31 (In Millions)	2003	2002	2001
Earned Premiums	$4,901.8	$4,521.3	$4,472.8
Net Investment Income	453.0	460.0	457.7
Losses and Loss Adjustment Expenses Incurred Related to:
Current Year	3,202.3	3,237.4	3,619.1
Prior Year	249.9	125.8	345.1
Amortization of Deferred Policy Acquisition Expenses	846.3	818.8	792.2
Paid Losses and Loss Adjustment Expenses	3,338.9	3,414.1	3,595.5
Net Written Premiums	$5,114.3	$4,584.6	$4,439.2

Index to Exhibits

3.1	Bylaws (as last amended November 4, 2003).

3.2	Restated Articles of Incorporation (as amended May 7, 1997), filed as Exhibit 3.2 to Safeco’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 (File No. 1-6563), are incorporated herein by this reference.

4.1	Indenture, dated as of July 15, 1997, between Safeco and The Chase Manhattan Bank N.A., as Trustee, filed as Exhibit 4.2 to Safeco’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 (File No. 1-6563), is incorporated herein by this reference.

4.2	Form of Certificate of Exchange Junior Subordinated Debenture filed as Exhibit 4.2 to Safeco’s Registration Statement on Form S-4 (No. 333-38205) dated October 17, 1997, is incorporated herein by this reference.

4.3	Certificate of Trust of Safeco Capital Trust I dated June 18, 1997, filed as Exhibit 4.4 to Safeco’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 (File No. 1-6563), is incorporated herein by this reference.

4.4	Amended and Restated Declaration of Trust of Safeco Capital Trust I dated as of July 15, 1997, filed as Exhibit 4.5 to Safeco’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 (File No. 1-6563), is incorporated herein by this reference.

4.5	Form of Exchange Capital Security Certificate for Safeco Capital Trust I filed as Exhibit 4.5 to Safeco’s Registration Statement on Form S-4 (No. 333-38205) dated October 17, 1997, is incorporated herein by this reference.

4.6	Form of Exchange Guarantee of Safeco relating to the Exchange Capital Securities, filed as Exhibit 4.6 to Safeco’s Registration Statement on Form S-4 (No. 333-38205) dated October 17, 1997, is incorporated herein by this reference.

4.7	Indenture, dated as of February 15, 2000, among Safeco and The Chase Manhattan Bank, N.A., as Trustee, filed as Exhibit 4.8 to Safeco’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 1-6563), is incorporated herein by this reference.

4.8	Form of Safeco Agency Stock Purchase Plan Terms and Conditions as Agreed to by the Agency, filed as Exhibit 4.1 to Safeco’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 1-6563), is incorporated herein by this reference.

4.9	Indenture for Debt Securities between J.P. Morgan Trust Company, National Association and Safeco, dated as of August 23, 2002, filed as Exhibit 4.11 to Safeco’s Current Report on Form 8-K dated January 28, 2003 (File No. 1-6563), is incorporated herein by this reference.

4.10	Form of 4.200% Senior Notes due 2008, filed as Exhibit 4.12 to Safeco’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 1-6563), is incorporated herein by this reference.

4.11	Form of 4.875% Senior Notes due 2010, filed as Exhibit 4.13 to Safeco’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 1-6563) is incorporated herein by this reference.

10.1	First Amendment to Employment Agreement between Safeco Corporation and Michael S. McGavick, dated as of December 12, 2002, filed as Exhibit 10.1 to Safeco’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 1-6563), is incorporated herein by this reference.

10.2	Safeco Corporation Deferred Compensation Plan for Directors, as Amended and Restated on August 2, 2000, filed as Exhibit 10.1 to Safeco’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (File No. 1-6563), is incorporated herein by this reference.

10.3	Safeco Deferred Compensation Plan for Executives, as Amended and Restated November 5, 2002, filed as Exhibit 10.3 to Safeco’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 1-6563), is incorporated herein by this reference.

10.4	Amended and Restated Stock Purchase Agreement among General Electric Capital Corporation, Safeco Corporation and Safeco Credit Company, Inc., dated as of July 23, 2001, filed as Exhibit 2 to Safeco’s Current Report on Form 8-K on August 15, 2001 (File No. 1-6563), is incorporated herein by this reference.

10.5	Form of Change in Control Severance Agreements between Safeco and each of Bruce M. Allenbaugh, Michael E. LaRocco, Dale E. Lauer, Michael S. McGavick, Allie R. Mysliwy, James W. Ruddy, Yomtov Senegor and Randall H. Talbot, in each case dated as of November 7, 2001, filed as Exhibit 10.5 to Safeco’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (File No. 1-6563), is incorporated herein by this reference.

10.6	Safeco Long-Term Incentive Plan of 1997 as Amended and Restated February 7, 2001, filed as Exhibit 10.6 to Safeco’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (File No. 1-6563), is incorporated herein by this reference.

10.7	Form of Stock Option Contract granted under the Safeco Long-Term Incentive Plan of 1997, filed as Exhibit 10.6 to Safeco’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 1-6563), is incorporated herein by this reference.

10.8	Form of Non-Qualified Stock Option Award Agreement - Non-Employee Director granted under the Safeco Long-Term Incentive Plan of 1997, filed as Exhibit 10.4 to Safeco’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 (File No. 1-6563), is incorporated herein by this reference.

10.9	Form of Restricted Stock Rights Award Agreement granted under the Safeco Long-Term Incentive Plan of 1997, filed as Exhibit 10.7 to Safeco’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 1-6563), is incorporated herein by this reference.

10.10	Form of Performance Stock Rights Award Agreement granted under the Safeco Long-Term Incentive Plan of 1997, filed as Exhibit 10.8 to Safeco’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 1-6563), is incorporated herein by this reference.

10.11	Safeco Incentive Plan of 1987 contained in the Prospectus dated November 10, 1989, as amended January 31, 1990, filed as Exhibit 10 to Safeco’s Annual Report on Form 10-K for the fiscal year ended December 31, 1989 (File No. 1-6563), and the Supplement to such Prospectus dated November 8, 1990, filed as Exhibit 10 to Safeco’s Annual Report on Form 10-K for the fiscal year ended December 31, 1990 (File No. 1-6563), are incorporated herein by this reference.

10.12	Separation Agreement between Safeco Insurance Company of America and W. Randall Stoddard dated August 2, 2000, filed as Exhibit 10.3 to Safeco’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (File No. 1-6563), is incorporated herein by this reference.

10.13	Separation Agreement between Safeco Corporation and Roger H. Eigsti dated October 3, 2000, filed as Exhibit 10.13 to Safeco’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 1-6563), is incorporated herein by this reference.

10.14	Retirement Agreement between Safeco Corporation and Boh A. Dickey dated as of January 29, 2001, filed as Exhibit 10.1 to Safeco’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (File No. 1-6563), is incorporated herein by this reference.

10.15	Retirement Agreement between Safeco Corporation and Rod A. Pierson dated October 15, 2001, filed as Exhibit 10.15 to Safeco’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (File No. 1-6563), is incorporated herein by this reference.

10.16	Employment Agreement between Safeco Corporation and Michael S. McGavick dated as of January 26, 2001, filed as Exhibit 10.2 to Safeco’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (File No. 1-6563), is incorporated herein by this reference.

10.17	Incentive Compensation Plan for President/Chief Executive Officer 2001, filed as Exhibit 10.3 to Safeco’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (File No. 1-6563), is incorporated herein by this reference.

2

10.18	Non-Qualified Stock Option Contract between Safeco and Michael S. McGavick dated January 26, 2001, filed as Exhibit 10.4 to Safeco’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (File No. 1-6563), is incorporated herein by this reference.

10.19	Restricted Stock Rights Award Agreement issued under the Safeco Long-Term Incentive Plan of 1997 between Safeco and Michael S. McGavick dated January 26, 2001, filed as Exhibit 10.5 to Safeco’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (File No. 1-6563), is incorporated herein by this reference.

10.20	Performance Stock Rights Award Agreement issued under the Safeco Long-Term Incentive Plan of 1997 between Safeco and Michael S. McGavick dated March 27, 2001, filed as Exhibit 10.7 to Safeco’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (File No. 1-6563), is incorporated herein by this reference.

10.21	Description of the Safeco Corporation Interim Leadership Performance Program, filed as Exhibit 10 to Safeco’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (File No. 1-6563), is incorporated herein by this reference.

10.22	Form of Promissory Note in favor of General America Corporation by each of Michael S. McGavick, Michael E. LaRocco and Yomtov Senegor (in the case of Mr. McGavick in the principal amount of $1,275,000 and dated June 28, 2001; in the case of Mr. LaRocco in the principal amount of $780,000 and dated October 8, 2001; and in the case of Mr. Senegor in the principal amount of $1,000,000 and dated October 11, 2001), filed as Exhibit 10.22 to Safeco’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (File No. 1-6563), is incorporated herein by this reference.

10.23	Safeco Leadership Performance Plan, as Amended and Restated effective September 14, 2003.

10.24	Form of Change in Control Severance Agreement between Safeco Corporation and Christine B. Mead dated as of January 24, 2002, filed as Exhibit 10.1 to Safeco’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (File No. 1-6563), is incorporated herein by this reference.

10.25	Form of Promissory Note in favor of General America Corporation by Christine B. Mead in the principal amount of $900,000 dated April 3, 2002, filed as Exhibit 10.2 to Safeco’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (File No. 1-6563), is incorporated herein by this reference.

10.26	Separation Agreement between Safeco Corporation and H. Paul Lowber dated July 31, 2002, filed as Exhibit 10.1 to Safeco’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (File No. 1-6563), is incorporated herein by this reference.

10.27	Credit Agreement dated as of September 18, 2002 among Safeco Corporation, as the Borrower, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, JP Morgan Chase Bank and US Bank, as Co-Syndication Agents, Keybank National Association, as Documentation Agent, and the other lenders party thereto, filed as Exhibit 10.2 to Safeco’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (File No. 1-6563), is incorporated herein by this reference.

10.28	Safeco 401(k)/Profit Sharing Retirement Plan as Amended and Restated effective January 1, 2004.

10.29	Safeco Flexible Benefits Program as Amended and Restated effective January 1, 2004.

11	Computation of Income (Loss) per Share of Common Stock (See Note 1 to the Notes to Consolidated Financial Statements).

12	Computation of Ratio of Earnings (Loss) to Fixed Charges.

18	Letter from Ernst & Young LLP dated May 11, 2001 regarding change in accounting principles, filed as Exhibit 18 to Safeco’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (File No. 1-6563), is incorporated herein by this reference.

21	Subsidiaries of the Registrant

3

23.1	Consent of Ernst & Young LLP, Independent Auditors.

31.1	Certification of Chief Executive Officer of Safeco Corporation dated March 12, 2004, in accordance with Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer of Safeco Corporation dated March 12, 2004, in accordance with Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer of Safeco Corporation dated March 12, 2004, in accordance with 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of Safeco Corporation dated March 12, 2004, in accordance with 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

4