Form 10-Q
period 2004-03-31
SAFECO CORP
filed 2004-05-07
CIK 86104

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



------------------------------------------------------------------------------

                                    FORM 10-Q

------------------------------------------------------------------------------



[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 2004


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

139,309,813 shares of common stock of Safeco Corporation, no par value, were outstanding at April 30, 2004.

Safeco Corporation and Subsidiaries
-------------------------------------------------------------------------------
CONTENTS
-------------------------------------------------------------------------------


   Item       Description                                                                          Page
--------------------------------------------------------------------------------------------------------------


Part I        Financial Information

     1        Financial Statements

              Consolidated Statements of Income
                  for the three months ended March 31, 2004 and 2003                                     3

              Consolidated Balance Sheets
                  March 31, 2004 and December 31, 2003                                                   4

              Consolidated Statements of Cash Flows
                  for the three months ended March 31, 2004 and 2003                                     6

              Consolidated Statements of Shareholders' Equity
                  for the three months ended March 31, 2004 and 2003                                     8

              Consolidated Statements of Comprehensive Income
                  for the three months ended March 31, 2004 and 2003                                     8

              Condensed Notes to Consolidated Financial Statements                                       9

     2        Management's Discussion and Analysis of Financial Condition and                           23
                  Results of Operations

     4        Controls and Procedures                                                                   47



Part II       Other Information

     1        Legal Proceedings                                                                         48

     6        Exhibits and Reports on Form 8-K                                                          48



Signatures                                                                                              50



Safeco Corporation and Subsidiaries

--------------------------------------------------------------------------------
Consolidated Statements of Income
--------------------------------------------------------------------------------


THREE MONTHS ENDED MARCH 31                                                           2004         2003
-----------------------------------------------------------------------------------------------------------
(In Millions, Except Per Share Amounts)                                                 (Unaudited)

REVENUES
Property & Casualty Earned Premiums                                             $  1,340.5     $ 1,163.1
Net Investment Income                                                                115.0         119.6
Net Realized Investment Gains                                                         42.8           8.2
Other                                                                                 --             2.6
                                                                              -----------------------------
Total                                                                              1,498.3       1,293.5
                                                                              -----------------------------

EXPENSES
Losses and Loss Adjustment Expenses                                                  826.0         789.1
Other Underwriting and Operating Expenses                                            154.1         158.4
Amortization of Deferred Policy Acquisition Costs                                    226.9         204.6
Interest Expense                                                                      30.5          34.8
Restructuring Charges                                                                  1.3          --
                                                                              -----------------------------
Total                                                                              1,238.8       1,186.9
                                                                              -----------------------------

Income from Continuing Operations before Income Taxes                                259.5         106.6
Provision for Income Taxes                                                            73.9          27.1
                                                                              -----------------------------
Income from Continuing Operations                                                    185.6          79.5
Income from Discontinued Operations (Net of Taxes of $26.9 and $6.3)                  50.6          10.5
                                                                              -----------------------------
Net Income                                                                      $    236.2     $    90.0
-----------------------------------------------------------------------------------------------------------

INCOME PER SHARE OF COMMON STOCK - DILUTED
Income from Continuing Operations                                               $      1.33    $     0.57
Income from Discontinued Operations                                                    0.36          0.08
                                                                              -----------------------------
Net Income                                                                             1.69          0.65

INCOME PER SHARE OF COMMON STOCK - BASIC
Income from Continuing Operations                                                      1.34          0.57
Income from Discontinued Operations                                                    0.36          0.08
                                                                              -----------------------------
Net Income                                                                             1.70          0.65

Dividends Declared                                                              $      0.185   $     0.185
-----------------------------------------------------------------------------------------------------------

Average Number of Shares Outstanding During the Period:
   Diluted                                                                           140.0         138.7
   Basic                                                                             138.9         138.3
-----------------------------------------------------------------------------------------------------------

See Condensed Notes to Consolidated Financial Statements.

Safeco Corporation and Subsidiaries

-------------------------------------------------------------------------------
Consolidated Balance Sheets
-------------------------------------------------------------------------------


                                                                                MARCH 31         DECEMBER 31
                                                                                    2004                2003
-------------------------------------------------------------------------------------------------------------
(In Millions)                                                                (Unaudited)

ASSETS
Investments
   Available-for-Sale Securities:
     Fixed Maturities, at Fair Value
       (Cost or amortized cost: $7,797.0; $7,717.2)                          $    8,311.7       $    8,159.2
     Marketable Equity Securities, at Fair Value
       (Cost: $653.9; $684.8)                                                     1,134.8            1,166.2
   Other Invested Assets                                                             26.1               18.8
   Short-Term Investments                                                            68.5               77.6
                                                                           ----------------------------------
Total Investments                                                                 9,541.1            9,421.8
Cash and Cash Equivalents                                                           317.5              241.4
Accrued Investment Income                                                           110.9              120.9
Premiums and Service Fees Receivable                                              1,079.9            1,043.9
Other Notes and Accounts Receivable                                                 151.6              104.8
Current Income Taxes Recoverable                                                     --                 20.5
Deferred Income Taxes Recoverable                                                   204.4              274.3
Reinsurance Recoverables                                                            358.6              372.0
Deferred Policy Acquisition Costs                                                   361.4              356.8
Land, Buildings and Equipment for Company Use
   (At cost less accumulated depreciation: $323.8; $311.8)                          420.7              433.7
Other Assets                                                                        238.3              256.5
Securities Lending Collateral                                                     1,023.0              951.9
Assets of Discontinued Operations                                                23,108.3           22,548.9
                                                                           ----------------------------------
Total Assets                                                                 $   36,915.7       $   36,147.4
-------------------------------------------------------------------------------------------------------------
See Condensed Notes to Consolidated Financial Statements.

Safeco Corporation and Subsidiaries

--------------------------------------------------------------------------------
Consolidated Balance Sheets
--------------------------------------------------------------------------------


                                                                             MARCH 31          DECEMBER 31
                                                                                 2004                 2003
-------------------------------------------------------------------------------------------------------------
(In Millions)                                                             (Unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY
Loss and Loss Adjustment Expense Reserves                                 $    5,068.9       $      5,044.6
Unearned Premiums                                                              2,085.2              2,053.6
Debt                                                                           1,951.3              1,951.3
Current Income Taxes Payable                                                      31.1                 --
Other Liabilities                                                                998.8              1,180.0
Securities Lending Payable                                                     1,023.0                951.9
Liabilities of Discontinued Operations                                        20,222.7             19,942.7
                                                                       --------------------------------------
Total Liabilities                                                             31,381.0             31,124.1
                                                                       --------------------------------------
Commitments and Contingencies                                                     --                   --

Preferred Stock, No Par value
  Shares Authorized:  10
  Shares Issued and Outstanding: None                                             --                   --
Common Stock, No Par Value
  Shares Authorized: 300
  Shares Reserved for Options: 11.0; 11.6
  Shares Issued and Outstanding: 139.2; 138.6                                  1,216.9              1,197.3
Retained Earnings                                                              2,519.2              2,308.7
Accumulated Other Comprehensive Income, Net of Taxes
  Unrealized Gains and Losses on Available-for-Sale Securities
     and Derivative Financial Instruments                                      1,892.4              1,589.0
  Unrealized Foreign Currency Translation Adjustment                              (9.8)                (8.8)
  Deferred Policy Acquisition Costs Valuation Allowance                          (78.3)               (57.2)
  Minimum Pension Liability Adjustment                                            (5.7)                (5.7)
                                                                       --------------------------------------
Total Accumulated Other Comprehensive Income                                   1,798.6              1,517.3
                                                                       --------------------------------------
Total Shareholders' Equity                                                     5,534.7              5,023.3
                                                                       --------------------------------------
Total Liabilities and Shareholders' Equity                                $   36,915.7       $     36,147.4
-------------------------------------------------------------------------------------------------------------
See Condensed Notes to Consolidated Financial Statements.

Safeco Corporation and Subsidiaries

--------------------------------------------------------------------------------
Consolidated Statements of Cash Flows
--------------------------------------------------------------------------------


THREE MONTHS ENDED MARCH 31                                                           2004          2003
------------------------------------------------------------------------------------------------------------
(In Millions)                                                                          (Unaudited)

OPERATING ACTIVITIES
Insurance Premiums Received                                                       $  1,336.0    $  1,191.9
Dividends and Interest Received                                                        138.7         116.1
Insurance Claims Paid                                                                 (807.0)       (845.1)
Underwriting, Acquisition, Insurance and Other Operating Costs Paid                   (552.6)       (398.4)
Interest Paid                                                                          (63.4)        (47.9)
Income Taxes Received (Paid)                                                            19.8         (23.6)
Discontinued Operations, Net                                                           260.4         224.6
                                                                               -----------------------------
Net Cash Provided by Operating Activities                                              331.9         217.6
                                                                               -----------------------------

INVESTING ACTIVITIES
Purchases of
    Fixed Maturities Available-for-Sale                                               (405.8)       (550.7)
    Equity Securities Available-for-Sale                                              (110.3)        (33.5)
Maturities and Calls of Fixed Maturities Available-for-Sale                            195.8         307.8
Sales of:
    Fixed Maturities Available-for-Sale                                                180.0         389.5
    Equity Securities Available-for-Sale                                               135.4          30.0
Net (Increase) Decrease in Short-Term Investments                                        9.1        (253.0)
Other, Net                                                                              11.0           6.0
Discontinued Operations, Net                                                           (25.5)       (296.3)
                                                                               -----------------------------
Net Cash Used in Investing Activities                                                  (10.3)       (400.2)
                                                                               -----------------------------

FINANCING ACTIVITIES
Proceeds from Notes                                                                     --           495.9
Repayment of Notes                                                                      --          (307.1)
Dividends Paid to Shareholders                                                         (25.7)        (25.6)
Other, Net                                                                              15.1           2.2
Discontinued Operations, Net                                                          (196.2)         44.0
                                                                               -----------------------------
Net Cash Provided by (Used in) Financing Activities                                   (206.8)        209.4
                                                                               -----------------------------
Cash (Provided By) Used In Discontinued Operations                                     (38.7)         27.7
                                                                               -----------------------------

Net Increase in Cash and Cash Equivalents in Continuing Operations                      76.1          54.5

Cash and Cash Equivalents at Beginning of Period                                       241.4         121.1
                                                                               -----------------------------
Cash and Cash Equivalents at End of Period                                        $    317.5    $    175.6
------------------------------------------------------------------------------------------------------------

See Condensed Notes to Consolidated Financial Statements.

Safeco Corporation and Subsidiaries

--------------------------------------------------------------------------------------------------------------
Consolidated Statements of Cash Flows -
Reconciliation of Net Income to Net Cash Provided by Operating Activities
--------------------------------------------------------------------------------------------------------------


THREE MONTHS ENDED MARCH 31                                                           2004         2003
-----------------------------------------------------------------------------------------------------------
(In Millions)                                                                          (Unaudited)

Net Income                                                                        $    236.2    $     90.0
                                                                               ----------------------------

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
     PROVIDED BY OPERATiNG ACTIVITIES
   Income from Discontinued Operations, Net of Taxes                                   (50.6)        (10.5)
   Net Realized Investment Gains                                                       (42.8)         (8.2)
   Amortization of Fixed Maturities                                                      9.5          (3.7)
   Amortization and Depreciation                                                        14.8          14.4
   Deferred Income Tax Provision                                                        38.3          30.2
   Other                                                                                 2.8          --
Changes in
   Accrued Investment Income                                                            10.0          10.8
   Deferred Policy Acquisition Costs                                                    (4.6)          0.4
   Property & Casualty Loss and Loss Adjustment Expense Reserves                        24.3         (84.3)
   Unearned Premiums                                                                    31.6          44.6
   Current Income Taxes Recoverable                                                     51.6         (25.8)
   Other Assets and Liabilities                                                       (249.6)        (64.9)
   Discontinued Operations, Net                                                        260.4         224.6
                                                                               ----------------------------
Total Adjustments                                                                       95.7         127.6
                                                                               ----------------------------

Net Cash Provided by Operating Activities                                         $    331.9    $    217.6
-----------------------------------------------------------------------------------------------------------
There were no significant non-cash financing or investing activities for the three months ended March 31,
2004 and 2003.

See Condensed Notes to Consolidated Financial Statements.


 Safeco Corporation and Subsidiaries

--------------------------------------------------------------------------------
Consolidated Statements of Shareholders' Equity
--------------------------------------------------------------------------------


THREE MONTHS ENDED MARCH 31                                                           2004          2003
-----------------------------------------------------------------------------------------------------------
(In Millions)                                                                          (Unaudited)

COMMON STOCK
Balance at Beginning of Period                                                    $  1,197.3    $ 1,178.1
Stock Issued for Options and Rights                                                     16.8          2.4
Stock Option Expense                                                                     2.8         --
                                                                               ----------------------------
Balance at End of Period                                                             1,216.9      1,180.5
                                                                               ----------------------------
RETAINED EARNINGS
Balance at Beginning of Period                                                       2,308.7      2,072.2
Net Income                                                                             236.2         90.0
Dividends Declared                                                                     (25.7)       (25.6)
Other                                                                                   --           (0.1)
                                                                               ----------------------------
Balance at End of Period                                                             2,519.2      2,136.5
                                                                               ----------------------------
ACCUMULATED OTHER COMPREHENSIVE INCOME, NET OF TAXES
Balance at Beginning of Period                                                       1,517.3      1,181.3
Other Comprehensive Income                                                             281.3         63.7
                                                                               ----------------------------
Balance at End of Period                                                             1,798.6      1,245.0
                                                                               ----------------------------
Shareholders' Equity                                                              $  5,534.7    $ 4,562.0
-----------------------------------------------------------------------------------------------------------


--------------------------------------------------------------------------------
Consolidated Statements of Comprehensive Income
--------------------------------------------------------------------------------


THREE MONTHS ENDED MARCH 31                                                           2004          2003
-----------------------------------------------------------------------------------------------------------
(In Millions)                                                                          (Unaudited)

Net Income                                                                        $    236.2    $    90.0
                                                                               ----------------------------
Other Comprehensive Income, Net of Taxes:
   Change in Unrealized Gains (Losses) on Available-for-Sale Securities                257.7         21.8
   Reclassification Adjustment for Net Realized Investment (Gains) Losses
     Included in Net Income                                                             38.4         32.4
   Derivatives Qualifying as Cash Flow Hedges - Net Change in Fair Value                 7.3          2.1
   Adjustment for Deferred Policy Acquisition Costs Valuation Allowance                (21.1)         1.6
   Foreign Currency Translation Adjustments                                             (1.0)         5.8
                                                                               ----------------------------
Other Comprehensive Income                                                             281.3         63.7
                                                                               ----------------------------
Comprehensive Income                                                              $    517.5    $   153.7
-----------------------------------------------------------------------------------------------------------

See Condensed Notes to Consolidated Financial Statements.

Safeco Corporation and Subsidiaries


--------------------------------------------------------------------------------
Condensed Notes to Consolidated Financial Statements (unaudited)
--------------------------------------------------------------------------------

(Dollar amounts in millions except per share data, unless noted otherwise)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Safeco Corporation is a Washington State corporation operating across the United States, with insignificant non-U.S. activities. Our subsidiaries sell property and casualty insurance including surety. Our discontinued businesses sell life insurance, group stop-loss medical insurance and asset management products to individuals and corporations. We generated virtually all of our revenues for the periods presented in this report from these activities.

Throughout our unaudited Consolidated Financial Statements, Safeco Corporation and its subsidiaries are referred to as "Safeco" "we" and "our." The property and casualty businesses including surety are referred to as "Property & Casualty" and "P&C". All other continuing activities, primarily the financing of our business activities, are collectively referred to as "Corporate." The discontinued life insurance, group stop-loss medical insurance and asset management businesses are referred to as "Discontinued Operations", "Life & Investments" and "L&I".

On March 15, 2004, we entered into definitive agreements to sell substantially all our L&I operations. On April 8, 2004, we entered into an agreement for the sale of the remaining part of our L&I operations and accordingly we have presented L&I as a Discontinued Operation in these Consolidated Financial Statements in accordance with Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Prior-year amounts have been restated to reflect the presentation of Discontinued Operations.

Basis of Consolidation and Reporting and Use of Estimates

We prepared the unaudited Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instructions to Form 10-Q. Certain financial information, which is required in the annual financial statements prepared in conformity with GAAP, may not be required for interim financial reporting purposes and has been condensed or omitted. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation of results for the interim periods have been included. Results for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

These unaudited Consolidated Financial Statements and condensed notes should be read in conjunction with the Consolidated Financial Statements and notes included in our 2003 Annual Report on Form 10-K that was previously filed with the Securities and Exchange Commission.

The preparation of these interim Consolidated Financial Statements in conformity with GAAP requires us to make estimates and assumptions that may affect amounts reported in these Consolidated Financial Statements and accompanying notes. Actual results could differ from those estimates.

The unaudited Consolidated Financial Statements include Safeco Corporation and its subsidiaries. All significant intercompany transactions and balances have been eliminated in the Consolidated Financial Statements.

We have made certain reclassifications to the prior-year amounts to conform to the current-year presentation.

Earnings per Share

We calculate basic earnings per share by dividing net income by the weighted-average number of common shares outstanding during the quarter. Diluted earnings per share reflect the potential dilution that could occur if options or other dilutive instruments granted under our stock-based compensation plans were exercised.

We  present  the  computation  of  net  income  per  share  below,   based  upon
weighted-average common and dilutive shares outstanding:

THREE MONTHS ENDED MARCH 31                                                             2004           2003
-------------------------------------------------------------------------------------------------------------

Net Income                                                                       $    236.2     $      90.0

Average Number of Common Shares Outstanding                                           138.9           138.3
                                                                              -------------------------------
Basic Net Income Per Share                                                       $      1.70    $       0.65
-------------------------------------------------------------------------------------------------------------

Net Income                                                                       $    236.2     $      90.0

Average Number of Common Shares Outstanding                                           138.9           138.3
Additional Common Shares Assumed Issued Under Treasury Stock Method                     1.1             0.4
                                                                              -------------------------------
Average Number of Common Shares Outstanding - Diluted                                 140.0           138.7
                                                                              -------------------------------
Diluted Net Income Per Share                                                     $      1.69    $       0.65
-------------------------------------------------------------------------------------------------------------

Stock Compensation Expense

Prior to 2003, we applied Accounting Principles Board (APB) Opinion 25 in accounting for our stock options, as allowed under SFAS 123, "Accounting for Stock-Based Compensation," as amended. Under APB 25, we recognized no compensation expense related to options because the exercise price of our employee stock options equaled the fair market value of the underlying stock on the date of grant.

In  December  2002,  the FASB  issued  SFAS  148,  "Accounting  for  Stock-Based
Compensation - Transition and Disclosure," amending SFAS 123, to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation under SFAS 123. Effective January 1, 2003, we adopted the fair value method for accounting for stock options as defined in SFAS 123, using the prospective basis transition method. Under this method, we have recognized stock-based compensation expense for options granted, modified or settled after January 1, 2003. No stock options were granted in the first quarter of 2003. Stock-based compensation expense was $2.8 ($1.5 after tax) for the three months ended March 31, 2004.

The following table illustrates the pro forma effect on net income and net income per share as if the fair value method had been applied to all outstanding and unvested awards in each period:

THREE MONTHS ENDED MARCH 31                                                               2004         2003
--------------------------------------------------------------------------------------------------------------

Net Income, as reported                                                             $    236.2    $     90.0
Add: Stock-based Compensation Expense Included in Reported Net Income, After Tax           1.5          --
Deduct: Pro Forma Stock-based Compensation Expense*                                       (2.6)         (1.9)
                                                                                 -----------------------------
Pro Forma Net Income                                                                $    235.1    $     88.1
                                                                                 -----------------------------
Net Income Per Share
    Basic - as Reported                                                             $      1.70   $      0.65
    Diluted - as Reported                                                           $      1.69   $      0.65
    Basic - Pro Forma                                                               $      1.69   $      0.64
    Diluted - Pro Forma                                                             $      1.68   $      0.64
--------------------------------------------------------------------------------------------------------------

*  Determined under fair value based method for all awards, net of related tax effects.

Cash Balance Plan

The Safeco Cash Balance Plan (CBP) is a noncontributory defined benefit plan that provides benefits for each year of service after 1988, based on each eligible participant's compensation plus a stipulated rate of return on their benefit balance. We make contributions to the CBP based on funding requirements set by the Employee Retirement Income Security Act (ERISA). Our annual contribution for 2004 was made in the first quarter and totaled $12.9.


Other Postretirement Benefits

We  also  provide  certain  healthcare  and  life  insurance   benefits,   Other
Postretirement Benefits (OPRB), for certain retired employees, their beneficiaries and eligible dependents. We contributed $1.3 in the first quarter and expect to contribute a total of $5.2 to the OPRB program in 2004.

We amended our OPRB program in the third quarter of 2003. The amendments created negative prior service cost which will be amortized over the average remaining service period all active participants. The related amortization resulted in a credit to OPRB expense of $2.6 pretax for the three months ended March 31, 2004.

The following table summarizes CBP and OPRB costs charged (credited) to income:


                                                        CBP                           OPRB
                                        ----------------------------------------------------------------
       THREE MONTHS ENDED MARCH 31                   2004           2003           2004            2003
------------------------------------------ --------------- -------------- -------------- ---------------

Service Cost                                   $     3.4      $      2.4     $      0.1     $      1.3
Interest Cost                                        2.4             2.1            0.9            2.3
Expected Return on Plan Assets                      (2.8)           (1.9)          --             --
Amortization of Prior Service Cost and
   Unrecognized Net Actuarial (Gain) Loss            0.1             0.4           (2.6)           0.4
------------------------------------------ --------------- -------------- -------------- ---------------
Total                                          $     3.1      $      3.0     $     (1.6)    $      4.0
------------------------------------------ --------------- -------------- -------------- ---------------



New Accounting Standards

American Institute of Certified Public Accountants (AICPA) Statement of Position
(SOP) 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts"

The provisions of SOP 03-1 are effective for fiscal years beginning after December 15, 2003. SOP 03-1 provides guidance in three areas: separate account presentation and valuation; the accounting recognition given sales inducements; and the classification and valuation of long-duration contract liabilities. Our Discontinued Operations adopted SOP 03-1 effective January 1, 2004, with no material impact on our Consolidated Financial Statements.

FASB Exposure Draft, "Share-Based Payment"

On March 31, 2004, the FASB issued its Exposure Draft, "Share-Based Payment", which is a proposed amendment to SFAS 123. The proposed statement would require all share-based compensation awards granted, modified or settled after December 15, 1994 to be accounted for using the fair value method of accounting on a prospective basis. As discussed above, we adopted the fair value method of accounting for share-based awards effective January 1, 2003. Based on the current amount of remaining unvested, and previously unaccounted for, share-based awards issued since December 15, 1994, we do not believe that adoption of the statement in its current form would have a material impact on our financial condition or results of operations. The FASB expects to issue a final statement late in 2004 that would be effective for public companies for fiscal years beginning after December 15, 2004.

NOTE 2 - INVESTMENTS

FIXED MATURITIES AND MARKETABLE EQUITY SECURITIES

The following tables summarize our fixed maturities and marketable equity securities:


                                     COST OR           GROSS            GROSS           NET
                                   AMORTIZED      UNREALIZED       UNREALIZED    UNREALIZED
 MARCH 31, 2004                         COST           GAINS           LOSSES         GAINS     FAIR VALUE
------------------------------- -----------------------------------------------------------------------------
Fixed Maturities:
   U.S. Government and
     Agencies                    $      936.5    $       66.3   $       (0.1)  $       66.2    $    1,002.7
   State and Political
     Subdivisions                     2,215.2           172.8           (1.9)         170.9         2,386.1
   Foreign Governments                   78.3             4.0           --              4.0            82.3
   Corporate Securities               3,466.0           226.7           (5.4)         221.3         3,687.3
   Mortgage-Backed Securities         1,101.0            52.9           (0.6)          52.3         1,153.3
------------------------------- -----------------------------------------------------------------------------
Total Fixed Maturities                7,797.0           522.7           (8.0)         514.7         8,311.7
Marketable Equity Securities            653.9           483.9           (3.0)         480.9         1,134.8
------------------------------- -----------------------------------------------------------------------------
Total - Continuing Operations    $    8,450.9    $    1,006.6   $      (11.0)  $      995.6    $    9,446.5
------------------------------- -----------------------------------------------------------------------------

Fixed Maturities -
   Discontinued Operations       $   16,671.8    $    1,856.5   $       --     $    1,856.5    $   18,528.3
Marketable Equity Securities
   Discontinued Operations               96.3            16.5           --             16.5           112.8
------------------------------- --------------- -------------- -------------- --------------- --------------
Total - Discontinued             $   16,768.1    $    1,873.0   $       --     $    1,873.0    $   18,641.1
Operations
------------------------------- -----------------------------------------------------------------------------


                                     COST OR           GROSS            GROSS           NET
                                   AMORTIZED      UNREALIZED       UNREALIZED    UNREALIZED
 DECEMBER 31, 2004                      COST           GAINS           LOSSES         GAINS     FAIR VALUE
------------------------------- -----------------------------------------------------------------------------

   U.S. Government and
     Agencies                    $      964.6    $       53.3   $       (0.5)  $       52.8    $    1,017.4
Fixed Maturities:
   State and Political
     Subdivisions                     2,219.6           164.9           (3.4)         161.5         2,381.1
   Foreign Governments                   41.8             3.7           --              3.7            45.5
   Corporate Securities               3,403.3           193.5           (9.8)         183.7         3,587.0
   Mortgage-Backed Securities         1,087.9            43.6           (3.3)          40.3         1,128.2
------------------------------------------------------------------------------------------------------------------
Total Fixed Maturities                7,717.2           459.0          (17.0)         442.0         8,159.2
Marketable Equity Securities            684.8           484.1           (2.7)         481.4         1,166.2
------------------------------------------------------------------------------------------------------------------
Total - Continuing Operations    $    8,402.0    $      943.1   $      (19.7)  $      923.4    $    9,325.4
------------------------------------------------------------------------------------------------------------------
Fixed Maturities -
   Discontinued Operations       $   16,573.0    $    1,474.3   $       --     $    1,474.3    $   18,047.3
Marketable Equity Securities-
   Discontinued Operations               96.9            15.9           --             15.9           112.8
------------------------------------------------------------------------------------------------------------------
Total -
Discontinued Operations          $   16,669.9    $    1,490.2   $       --     $    1,490.2    $   18,160.1

------------------------------------------------------------------------------------------------------------------


We have recorded an impairment charge for all securities held by L&I with unrealized losses at March 31, 2004 and December 31, 2003 because we do not expect them to recover in value before the sale of the L&I businesses is completed.

The following table shows our investment gross unrealized losses and fair values, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2004:


                            LESS THAN 12 MONTHS             12 MONTHS OR MORE                  TOTAL
                            -------------------------    -------------------------    ------------------------
DESCRIPTION OF SECURITIES        FAIR     UNREALIZED          FAIR   UNREALIZED             FAIR     UNREALIZED
                                VALUE         LOSSES         VALUE     LOSSES              VALUE         LOSSES
--------------------------- ---------- -------------- -- ---------- -------------- -- ----------- ------------
Fixed Maturities:
   U.S. Government and
     Agencies                $   40.0   $      (0.1)          $  --   $     --          $  40.0     $    (0.1)
   State and Political
     Subdivisions                67.9          (0.9)            9.5       (1.0)            77.4          (1.9)

   Corporate Securities         100.3          (1.3)           36.7       (4.1)           137.0          (5.4)
   Mortgaged-Backed
     Securities                  45.7          (0.3)            4.2       (0.3)            49.9          (0.6)
--------------------------- ---------- -------------- -- ---------- -------------- -- ----------- ------------
Total Fixed Maturities          253.9          (2.6)           50.4       (5.4)           304.3          (8.0)

Marketable Equity
     Securities                  39.8          (3.0)             --         --             39.8          (3.0)
--------------------------- ---------- -------------- -- ---------- -------------- -- ----------- ------------
Total - Continuing
Operations                   $  293.7   $      (5.6)        $  50.4     $ (5.4)        $  344.1     $   (11.0)
--------------------------- ---------- -------------- -- ---------- -------------- -- ----------- ------------


We reviewed all our investments with unrealized losses at March 31, 2004 in accordance with our impairment policy. Our evaluation concluded that these declines in fair value were temporary after considering:

o For securities in an unrealized loss position for less than 12 months, the volatility of each security's market price and the length of time the security has been in an unrealized loss position

o For securities in an unrealized loss position for 12 months or more, the number of securities that were in an unrealized loss position and the extent to which each security was in an unrealized loss position

FIXED MATURITIES BY MATURITY DATE

The following table summarizes the cost or amortized cost and fair value of our Continuing Operations fixed maturities at March 31, 2004, by contractual years-to-maturity. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties:

                                                                     COST OR
 MATURITY                                                         AMORTIZED COST                 FAIR VALUE
-------------------------------------------------------------- ---------------------------- ---------------------

One Year or Less                                                  $          652.8             $       666.5
Over One Year through Five Years                                           3,280.8                   3,478.7
Over Five Years through Ten Years                                            872.1                     938.2
Over Ten Years                                                             1,890.3                   2,075.0
Mortgage-Backed Securities                                                 1,101.0                   1,153.3
-------------------------------------------------------------- ---------------------------- ---------------------
Total Fixed Maturities - Continuing Operations                    $        7,797.0             $     8,311.7
-------------------------------------------------------------- ---------------------------- ---------------------

The carrying value of securities on deposit with state regulatory authorities was $339.5 at March 31, 2004 and $399.9 at December 31, 2003 for our Continuing Operations. The carrying value of securities on deposit with state regulatory authorities for our Discontinued Operations was $11.0 at March 31, 2004 and $11.0 at December 31, 2003.


NOTE 3 - DERIVATIVE FINANCIAL INSTRUMENTS

Derivatives   are   instruments   whose  values  are  derived  from   underlying
instruments, indices or rates, have notional amounts and can be net settled. This may include derivatives that are "embedded" in other derivative instruments or in certain existing assets or liabilities. We use derivative financial instruments, including interest rate swaps, options and financial futures, as a means of hedging exposure to equity price changes and/or interest rate risk on anticipated transactions or on existing assets and liabilities.

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

Continuing Operations

FAIR VALUE HEDGES

We use interest rate swaps to hedge the change in fair value of certain fixed-rate debt. At March 31, 2004 we had $575.0 of notional amounts outstanding relating to such hedges. These derivatives have been designated as fair value hedges and, because they have been determined to be highly effective, changes in their fair value and the related portions of the debt that they hedge are recognized on a net basis in Net Realized Investment Gains in the Consolidated Statements of Income.

In January 2003, we discontinued $300.0 notional of interest rate swaps as the underlying medium-term notes were repaid. There were no significant fair value hedges discontinued during the first quarter of 2004.

Differences between the changes in fair value of these derivatives and the hedged items represent hedge ineffectiveness. In the three months ended March 31, 2004 and 2003, no amounts were recognized in earnings due to hedge ineffectiveness.

OTHER DERIVATIVES

Safeco Financial Products (SFP), our wholly owned subsidiary, engaged in limited derivatives activity by selling single-name credit default swaps, writing and hedging S&P 500 index options and investing in and hedging convertible bonds. All these derivative positions were terminated prior to December 31, 2003. These SFP activities were not designated for hedge accounting treatment under SFAS
133. Changes in the fair values of these instruments were recognized in Net Realized Investment Gains in the Consolidated Statements of Income. The fee income on the credit default swaps and the earnings and fair value adjustments for the S&P 500 index options and the convertible bonds were included in Net Investment Income in the Consolidated Statements of Income. Pretax income (loss) before net realized investment gains for SFP was $(0.4), and $2.1 for the three months ended March 31, 2004 and 2003. Net realized investment gains before tax for SFP were $9.0 for the three months ended March 31, 2003 and there were no gains or losses in the three months ended March 31, 2004.

Discontinued Operations

FAIR VALUE HEDGES

Our Discontinued Operations use interest rate swaps to offset the change in fair value of certain fixed rate assets. At March 31, 2004 we had $317.1 of notional amounts outstanding relating to such hedges. There was no hedge ineffectiveness recognized related to these fair value hedges in the three months ended March 31, 2004 and 2003.

CASH FLOW HEDGES

We also use interest rate swaps to hedge the variability of future cash flows arising from changes in interest rates associated with certain variable rate assets and forecasted transactions. At March 31, 2004, we had $404.4 of notional amounts outstanding relating to such hedges. These derivatives have been designated as cash flow hedges and, because they have been determined to be highly effective, we recognize the changes in fair value of the derivatives as a component of Other Comprehensive Income (OCI), net of deferred income taxes, until the hedged transaction affects current earnings. At the time current earnings are affected by the variability of cash flows due to interest rate changes, the related portion of deferred gains or losses on cash flow hedge derivatives are reclassified from OCI and recorded in the Consolidated Statements of Income. Amounts recorded in OCI related to derivatives qualifying as cash flow hedges resulted in an increase of $7.3 after tax for the three months ended March 31, 2004 and an increase of $2.1 after tax for the same period in 2003.

The interest rate swaps related to forecasted transactions that are considered probable of occurring are considered to be highly effective and qualify for hedge treatment under SFAS 133. SFAS 133 requires that amounts deferred in OCI be reclassified into earnings either when the forecasted transaction occurs, or when it is considered not probable of occurring - whichever happens sooner. In the three months ended March 31, 2004, $3.6 after tax was reclassified from OCI to Income from Discontinued Operations relating to forecasted transactions that were considered no longer probable of occurring. No such amounts were reclassified from OCI in the three months ended March 31, 2003.

At March 31, 2004, the maximum length of time over which we were hedging our exposure to future cash flows for forecasted transactions was approximately 27 months.

Differences between the changes in fair value of cash flow hedges and the hedged items represent hedge ineffectiveness and are recognized in interest expense. In 2003, no amounts were recognized in earnings due to hedge ineffectiveness.

OTHER DERIVATIVES

In 1997, L&I introduced its Equity Indexed Annuity (EIA) product that credits the policyholder based on a percentage of the gain in the S&P 500 Index. Sales of the EIA product were suspended in the fourth quarter of 1998. In connection with this product, Safeco has a hedging program with the objective to hedge the exposure to changes in the S&P 500 Index by purchasing S&P 500 index options. As permitted under a grandfathering clause in SFAS 133, we elected not to apply the fair value adjustment requirement of this statement to the embedded derivatives contained in the liability related to EIA products sold prior to January 1, 1999. The change in fair value of the options, as well as any gains or losses when they expire or terminate, are recognized as an adjustment to results of Discontinued Operations in the Consolidated Statements of Income. We did not recognize any adjustments for the three months ended March 31, 2004 and 2003.


NOTE 4 - INCOME TAXES

We use the liability method of accounting for income taxes in accordance with SFAS 109, "Accounting for Income Taxes," under which deferred income tax assets and liabilities are determined based on the differences between their financial reporting and their tax bases and are measured using the enacted tax rates.

Differences between income taxes computed by applying the U.S. federal income tax rate of 35% to Income from Continuing Operations and Discontinued Operations before Income Taxes and the consolidated provision (benefit) for income taxes were as follows:


THREE MONTHS ENDED MARCH 31                           2004                             2003
-----------------------------------------------------------------------------------------------------------
                                            CONTINUING      DISCONTINUED     CONTINUING      DISCONTINUED
                                            OPERATIONS        OPERATIONS     OPERATIONS        OPERATIONS
-----------------------------------------------------------------------------------------------------------
Income before Income Taxes                 $      259.5   $        77.5    $       106.6   $         16.8
-----------------------------------------------------------------------------------------------------------
Computed "Expected" Tax Expense                    90.8            27.1             37.3              5.9
Tax-Exempt Municipal Bond Income                   (9.1)           --               (9.2)            --
Dividends Received Deduction                       (2.4)           (0.8)            (1.4)            (0.8)
Other                                              (5.4)            0.6              0.4              1.2
-----------------------------------------------------------------------------------------------------------
Consolidated Provision for Income Taxes            73.9            26.9             27.1              6.3
-----------------------------------------------------------------------------------------------------------
Current Provision (Benefit) for Income                                                               25.4
     Taxes                                         35.6             3.7             (3.1)
Deferred Provision for Income Taxes                38.3            23.2             30.2            (19.1)
-----------------------------------------------------------------------------------------------------------
Consolidated Provision for Income Taxes    $       73.9   $        26.9    $        27.1   $          6.3
-----------------------------------------------------------------------------------------------------------



The tax effects of temporary differences that give rise to the deferred income tax assets and deferred income tax liabilities at March 31, 2004 and December 31, 2003 were as follows:

                                                 MARCH 31, 2004                  DECEMBER 31, 2003
------------------------------------------------------------------------------------------------------------
                                            CONTINUING      DISCONTINUED      CONTINUING      DISCONTINUED
                                            OPERATIONS        OPERATIONS      OPERATIONS        OPERATIONS
------------------------------------------------------------------------------------------------------------
Deferred Income Tax Assets
Goodwill                                   $      180.8   $        14.5    $       185.9    $         14.9
Discounting of Loss and LAE Reserves
   for Tax Purposes                               207.7            --              211.4              --
Unearned Premium Liability                        160.5            --              159.0              --
Investment Impairments                             20.9            92.8             26.2              99.4
Postretirement Benefits                            40.9             3.8             42.1               4.0
Alternative Minimum Tax Carryforwards              57.6            --               62.4              --
Net Operating Loss Carryforwards                   --              --               23.5              --
Adjustment to Life Policy Liabilities              --              80.1             --                96.7
Capitalization of Life Policy
     Acquisition Costs                             --              73.8             --                76.1
Other                                              65.3            24.1             63.8              25.6
------------------------------------------------------------------------------------------------------------
Total Deferred Income Tax Assets                  733.7           289.1            774.3             316.7
------------------------------------------------------------------------------------------------------------
Unrealized Appreciation of Investment
   Securities, Derivative Financial
   Instruments, Deferred Policy
   Acquisition Cost Valuation
   Allowance, Minimum Pension Liability
   and Foreign Currency Adjustment                345.1           618.0            314.2             497.2
Deferred Policy Acquisition Costs                 126.5           128.3            124.9             129.6
Other                                              57.7            53.2             60.9              56.6
------------------------------------------------------------------------------------------------------------
Total Deferred Income Tax Liabilities             529.3           799.5            500.0             683.4
------------------------------------------------------------------------------------------------------------
Net Deferred Income Tax Asset              $      204.4   $      (510.4)   $       274.3    $       (366.7)
(Liability)
------------------------------------------------------------------------------------------------------------


NOTE 5 - LONG-TERM DEBT

The following table shows the total principal amount of our long-term debt, interest rates and maturities of debt. No debt is classified as current at March 31, 2004 and December 31, 2003.

                                                                   MARCH 31, 2004         DECEMBER 31, 2003
-------------------------------------------------------------------------------------------------------------
6.875% Notes Due 2007                                           $         200.0       $           200.0
4.200% Notes Due 2008                                                     200.0                   200.0
4.875% Notes Due 2010                                                     300.0                   300.0
7.250% Notes Due 2012                                                     375.0                   375.0
8.072% Debentures Due 2037                                                876.3                   876.3
-------------------------------------------------------------------------------------------------------------
Total Debt                                                      $       1,951.3       $         1,951.3
-------------------------------------------------------------------------------------------------------------



We maintain a bank credit facility with $500.0 available through September 2005. After the sale of L&I is completed, we may lower the bank credit facility and we expect to reset the amount of the requirement to maintain a minimum level of shareholders' equity.


NOTE 6 - RESTRUCTURING CHARGES

We have identified expense reductions across the company that will enable us to better compete in property and casualty insurance markets. In September 2003, we announced that we would eliminate approximately 500 jobs and as of March 31, 2004, all such jobs had been eliminated. Positions impacted are primarily in our corporate departments. We expect this initiative to reduce our 2004 operating expenses by approximately $75.0.

For the three months ended March 31, 2004, period costs associated with the restructuring totaled $1.3. These period costs represented one-time termination benefits. Charges have been recognized and accrued as a restructuring charge and allocated to our reportable segments in accordance with SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities". Other charges that do not meet the criteria for accrual will be expensed as restructuring charges when incurred.

Estimated and actual costs associated with the restructuring are as follows:

                                                                                       THREE MONTHS
                                                          TOTAL                               ENDED
                                                  EXPECTED COSTS            2003     MARCH 31, 2004
----------------------------------------------------------------------------------------------------
One-Time Termination Benefits                   $         9.7      $        8.2    $          1.3
Lease Termination Costs and Other Costs                   3.2               1.0              --
----------------------------------------------------------------------------------------------------
Total                                           $        12.9      $        9.2    $          1.3
----------------------------------------------------------------------------------------------------


Estimated costs associated with the restructuring to reduce our expenses are allocated to our reportable segments in our Continuing Operations as follows:


                                                                                       THREE MONTHS
                                                          TOTAL                               ENDED
                                                  EXPECTED COSTS            2003     MARCH 31, 2004
----------------------------------------------------------------------------------------------------
Safeco Personal Insurance (SPI)
   Auto                                      $            5.5      $        3.8    $          0.6
   Property                                               2.2               1.6               0.2
   Specialty                                              0.2               0.1              --
----------------------------------------------------------------------------------------------------
Total SPI                                                 7.9               5.5               0.8
----------------------------------------------------------------------------------------------------
Safeco Business Insurance (SBI)
   SBI Regular                                            2.7               1.9               0.3
   SBI Special Accounts Facility                          0.9               0.6               0.1
----------------------------------------------------------------------------------------------------
Total SBI                                                 3.6               2.5               0.4
----------------------------------------------------------------------------------------------------
Surety                                                    0.4               0.3               0.1
P&C Other                                                 0.1               0.0              --
----------------------------------------------------------------------------------------------------
Total P&C                                                12.0               8.3               1.3
Corporate                                                 0.9               0.9              --
----------------------------------------------------------------------------------------------------
Total                                           $        12.9      $        9.2    $          1.3
----------------------------------------------------------------------------------------------------



The activity related to previously accrued restructuring charges as of March 31, 2004 was as follows:

                                     BALANCE AT                                             BALANCE AT
                                    DECEMBER 31            COSTS         AMOUNTS              MARCH 31
                                           2003          ACCRUED            PAID                  2004
----------------------------- ------------------- ---------------- --------------- -------------------
Severance Costs                  $           0.2    $       --        $        0.2    $         --
Lease Terminations and
     Other Costs                             0.7            --                 0.7              --
----------------------------- ------------------- ---------------- --------------- -------------------
Total                            $           0.9    $       --        $        0.9    $         --
----------------------------- ------------------- ---------------- --------------- -------------------



NOTE 7 - COMPREHENSIVE INCOME

Comprehensive income is defined as all changes in shareholders' equity, except those arising from transactions with shareholders. Comprehensive income includes net income and other comprehensive income, which for us consists of changes in unrealized gains or losses on investments carried at fair market value, changes in foreign currency translation gains or losses, deferred policy acquisition costs valuation allowance, derivatives and minimum pension liability.

The components of accumulated other comprehensive income or losses were as follows:


THREE MONTHS ENDED                           2004                                  2003
MARCH 31
----------------------------------------------------------------------------------------------------------
                                   PRETAX       TAXES    AFTER TAX       PRETAX       TAXES    AFTER TAX
                             -----------------------------------------------------------------------------
Change in Unrealized Gains
   and Losses of
   Available-for-Sale
   Securities                  $   396.3    $   (138.6) $    257.7   $     33.6   $    (11.8) $      21.8

Reclassification adjustment
   for Net Realized
   Investment (Gains)Losses
   included in Net Income           59.1         (20.7)       38.4         49.9        (17.5)        32.4

Derivatives Qualifying as
   Cash Flow Hedges - Net
   Changes in Fair Value            11.3          (4.0)        7.3          3.2         (1.1)         2.1

Deferred Policy Acquisition
   Costs Valuation Allowance       (32.4)         11.3       (21.1)         2.5         (0.9)         1.6

Foreign Currency Translation
     Adjustments                    (1.6)          0.6        (1.0)         8.9         (3.1)         5.8
                             -----------------------------------------------------------------------------
Other Comprehensive Income     $   432.7    $   (151.4) $    281.3   $     98.1   $    (34.4) $      63.7
----------------------------------------------------------------------------------------------------------

NOTE 8 - SEGMENT INFORMATION

Continuing Operations

On January 1, 2004, we made minor revisions to our P&C segments that better reflect how these segments are managed. Our non-voluntary auto and property results, previously in P&C Other, are now included in SPI Auto and SPI Property. Certain products, previously reported in SPI Specialty, primarily earthquake, inland marine and dwelling fire, are now included in SPI Property. Our commercial specialty programs and large commercial accounts in runoff, previously in SBI Runoff, are now included in P&C Other. Prior-period amounts have been restated to reflect the revised presentation of P&C segments.

P&C

Our P&C Insurance  operations are organized  around our four business  segments:
Safeco Personal Insurance (SPI), Safeco Business Insurance (SBI), Surety and P&C Other. These operations contain our reportable segments, which are managed separately as described below.

SAFECO PERSONAL INSURANCE

SPI offers auto, homeowners and other specialty insurance products for individuals, and the SPI operations are organized around three reportable segments - Auto, Property and Specialty - which are managed separately by these product groupings.

The Auto segment provides coverage for liability of our customers to others for both bodily injury and property damage, for injuries sustained by our customers and for physical damage to our customers' vehicles from collision and other hazards.

The Property segment provides homeowners, earthquake, dwelling fire and inland marine coverage for individuals. Our Property coverages protect homes, condominiums and rental property contents against losses from a wide variety of hazards. We also protect individuals from liability for accidents that occur on their property.

The Specialty segment provides umbrella, recreational vehicle, motorcycle and boat insurance coverage for individuals.

SAFECO BUSINESS INSURANCE

SBI offers business owner policies, multi-peril packages, property, general liability, commercial auto and workers compensation. SBI's operations are organized around two segments: SBI Regular and SBI Special Accounts Facility, which are managed separately based on the nature of the underlying insured.

SBI Regular is our core commercial segment writing a variety of commercial insurance products for small- to medium-sized businesses (customers who pay annual written premiums of $100,000 or less). Our principal business insurance products include business owner policies, commercial auto, commercial multi-peril, workers compensation, property and general liability.

SBI Special Accounts Facility writes larger commercial accounts for our key agents who sell our core P&C products as well as our four specialty commercial programs, which are lender-placed property insurance, agents' errors and omissions insurance, mini-storage and warehouse properties and non-profit social services organizations.

SURETY

We offer surety bonds primarily for construction, performance and legal matters that include appeals, probate and bankruptcies.

P&C OTHER

P&C Other includes large commercial business accounts, commercial specialty programs and London operations that are in runoff and certain product lines that we have exited.

P&C RESULTS

Our management measures segment profit or loss for P&C based upon underwriting results. Underwriting results (profit or loss) represents the net amount of earned premium less underwriting losses and expenses on a pretax basis. Management views underwriting profit or loss as a critical measure to assess underwriting effectiveness and to evaluate the results of the P&C operations.

Underwriting results are not a substitute for net income determined in accordance with GAAP.

CORPORATE

In addition to these operating segments, certain activities are reported in the Corporate segment and not allocated to individual segments. The Corporate segment includes operating results for the parent company, which includes interest expense for our debt; SFP, which was engaged in limited derivative activity until its operations were wound down in December 2003; intercompany eliminations and other corporate activities.

Discontinued Operations

L&I

The Discontinued Operations include results of our L&I businesses. See Note 9 for more information.

In reporting L&I as a discontinued operation, general corporate overhead expenses are no longer allocated to L&I. Previously allocated expenses of $3.0 in the first quarter of 2003 have been eliminated from the L&I operations. Prior-period amounts have been restated to reflect the presentation of L&I as a Discontinued Operation.

The following tables present selected financial information by segment for our Continuing Operations and reconcile segment revenues and underwriting results to amounts reported in the Consolidated Statements of Income.

REVENUES


THREE MONTHS ENDED MARCH 31                                                 2004                 2003
---------------------------------------------------------------------------------------------------------
PROPERTY & CASUALTY
Safeco Personal Insurance (SPI)
  Auto                                                                    $        620.1   $     522.1
  Property                                                                         228.2         227.5
  Specialty                                                                         21.2          19.7
                                                                       ----------------------------------
     Total SPI                                                                     869.5         769.3
                                                                       ----------------------------------
Safeco Business Insurance (SBI)
  SBI Regular                                                                      302.4         266.0
  SBI Special Accounts Facility                                                    116.7          87.9
                                                                       ----------------------------------
     Total SBI                                                                     419.1         353.9
                                                                       ----------------------------------
Surety                                                                              45.4          32.1
P&C Other                                                                            6.5           7.8
                                                                       ----------------------------------
Total Property & Casualty Earned Premiums                                        1,340.5       1,163.1
P&C Net Investment Income                                                          111.7         112.8
                                                                       ----------------------------------
Total Property & Casualty Revenues (excluding Net Realized Investment
     Gains)                                                                      1,452.2       1,275.9
                                                                       ----------------------------------

CORPORATE                                                                            3.3           9.4

Net Realized Investment Gains                                                       42.8           8.2

                                                                       ----------------------------------
TOTAL REVENUES                                                            $      1,498.3   $   1,293.5
---------------------------------------------------------------------------------------------------------


PRETAX UNDERWRITING PROFITS (LOSSES) AND NET INCOME

THREE MONTHS ENDED MARCH 31                                                 2004                 2003
---------------------------------------------------------------------------------------------------------
PROPERTY & CASUALTY
Underwriting Profits (Losses)
Safeco Personal Insurance (SPI)
  Auto                                                                    $         23.1   $      (6.6)
  Property                                                                          61.4          28.0
  Specialty                                                                          6.4           5.3
                                                                       ----------------------------------
     Total SPI                                                                      90.9          26.7
                                                                       ----------------------------------
Safeco Business Insurance (SBI)
  SBI Regular                                                                       23.8          (5.3)
  SBI Special Accounts Facility                                                     18.5           6.4
                                                                       ----------------------------------
     Total SBI                                                                      42.3           1.1
                                                                       ----------------------------------
Surety                                                                               9.3           3.7
P&C Other                                                                           (7.1)        (10.5)
                                                                       ----------------------------------
Total Pretax Underwriting Profit                                                   135.4          21.0
P&C Net Investment Income                                                          111.7         112.8
Restructuring Charges                                                               (1.3)         --
                                                                       ----------------------------------
Total Property & Casualty                                                          245.8         133.8
                                                                       ----------------------------------
CORPORATE                                                                          (29.1)        (35.4)
Net Realized Investment Gains before Taxes                                          42.8           8.2
                                                                       ----------------------------------
Income from Continuing Operations before Income Taxes                              259.5         106.6
Provision for Income Taxes                                                          73.9          27.1
                                                                       ----------------------------------
Income from Continuing Operations                                                  185.6          79.5
Income from Discontinued Operations, Net of Tax                                     50.6          10.5
                                                                       ----------------------------------
NET INCOME                                                                $        236.2   $      90.0
---------------------------------------------------------------------------------------------------------





ASSETS                                                                         MARCH 31     DECEMBER 31
                                                                                   2004            2003
---------------------------------------------------------------------------------------------------------
PROPERTY & CASUALTY
Safeco Personal Insurance (SPI)
  Auto                                                                    $      3,923.5   $   3,683.0
  Property                                                                       2,212.9       2,199.8
  Specialty                                                                        199.5         189.0
                                                                       ----------------------------------
     Total SPI                                                                   6,335.9       6,071.8
                                                                       ----------------------------------

Safeco Business Insurance (SBI)
  SBI Regular                                                                    3,342.8       3,235.6
  SBI Special Accounts Facility                                                    779.8         722.1
                                                                       ----------------------------------
     Total SBI                                                                   4,122.6       3,957.7
                                                                       ----------------------------------
Surety                                                                             432.2         385.6
P&C Other                                                                        2,368.2       2,490.3
                                                                       ----------------------------------
TOTAL PROPERTY & CASUALTY                                                       13,258.9      12,905.4
                                                                       ----------------------------------
CORPORATE                                                                          548.5         693.1
DISCONTINUED OPERATIONS                                                         23,108.3      22,548.9
                                                                       ----------------------------------
TOTAL ASSETS                                                              $     36,915.7   $  36,147.4
---------------------------------------------------------------------------------------------------------

NOTE 9 - DISCONTINUED OPERATIONS

On March 15, 2004, we entered into a definitive agreement to sell our life insurance, group stop-loss medical insurance and asset management operations to a group of investors led by White Mountains Insurance Group, Ltd., and Berkshire Hathaway Inc. The purchase price is $1,350.0 and could include a minor adjustment to proceeds based on June 30, 2004 statutory book value.

In a separate transaction, we entered into a definitive agreement to sell Talbot Financial Corporation (Talbot), our insurance brokerage operation for $90.0 to an investor group led by senior management of Talbot, with financial support from Hub International Limited.

We expect both transactions to close by September 30, 2004. The life insurance, group stop-loss medical insurance and asset management operations transaction is subject to regulatory approvals and other customary closing conditions. We anticipate a net loss on these sale transactions of approximately $200.0 after tax.

On April 8, 2004, we entered into a definitive agreement to sell Safeco Trust Company to Mellon Trust of Washington, and on April 19, 2004, this transaction was completed.

The enterprises included in these transactions represent all of the business and earnings generated by the L&I segments. We have presented L&I as a Discontinued Operation, as we have met all of the "held-for-sale" criteria under SFAS 144. In reporting L&I as a discontinued operation, general corporate overhead expenses are no longer allocated to L&I. Previously allocated expenses of $3.0 in the first quarter of 2003 have been eliminated from the L&I Other segment and included in our Corporate segment.

Results of Operations for our Discontinued Operations were as follows:


THREE MONTHS ENDED MARCH 31                                                           2004           2003
-----------------------------------------------------------------------------------------------------------

REVENUES
Premiums and Other Revenues                                                   $     216.5     $     223.9
Net Investment Income                                                               303.2           303.5
Net Realized Investment Gains (Losses)                                               16.2           (58.1)
                                                                           --------------------------------
Total Revenues                                                                      535.9           469.3

EXPENSES
Policy Benefits                                                                     338.2           343.0
Other Operating Expenses                                                            120.2           109.5
                                                                           --------------------------------
Total Expenses                                                                      458.4           452.5
                                                                           --------------------------------
Income from Discontinued Operations before Income Taxes                              77.5            16.8
Provision for Income Taxes on Discontinued Operations                                26.9             6.3
                                                                           --------------------------------
Income from Discontinued Operations, Net of Taxes                             $      50.6     $      10.5
-----------------------------------------------------------------------------------------------------------


Assets and liabilities of our Discontinued Operations were as follows:

                                                                                  MARCH 31    DECEMBER 31
                                                                                      2004           2003
-----------------------------------------------------------------------------------------------------------

ASSETS
Total Investments                                                             $  19,746.2     $  19,301.4
Other Assets                                                                      1,002.4         1,055.6
Separate Account Assets                                                           1,164.7         1,137.4
Securities Lending Collateral                                                     1,195.0         1,054.5
                                                                           --------------------------------
Total Assets of Discontinued Operations                                          23,108.3        22,548.9

LIABILITIES
Funds Held Under Deposit Contracts                                               16,577.4        16,582.4
Life Policy Liabilities                                                             332.0           331.8
Accident and Health Reserves                                                        134.4           139.1
Deferred Income Taxes Payable                                                       510.4           366.7
Other Liabilities                                                                   308.8           330.8
Separate Account Liabilities                                                      1,164.7         1,137.4
Securities Lending Collateral                                                     1,195.0         1,054.5
                                                                           --------------------------------
Total Liabilities of Discontinued Operations                                     20,222.7        19,942.7
                                                                           --------------------------------
Net Assets of Discontinued Operations                                         $   2,885.6     $   2,606.2
-----------------------------------------------------------------------------------------------------------


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

Information contained in this report that relates to anticipated financial performance, business prospects and plans, regulatory developments and similar matters are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Statements in this report that are not historical information are forward-looking. Our business is subject to certain risks and uncertainties that may cause actual results to differ materially from those suggested by the forward-looking statements in this report. The risks and uncertainties include, but are not limited to:

o Risks related to the pricing and underwriting of our products, and the subsequent establishment of reserves, such as:

     - Successful implementation of a new-business entry model for personal and commercial lines

     - Our ability to appropriately price and reserve for changes in the mix of our book of business

     -    Our ability to establish pricing for any changes in driving patterns

     - Inflationary pressures on medical care costs, auto parts and repair, construction costs and other economic sectors that increase the severity of claims

     - Our availability and pricing of our reinsurance, including coverage for loss from terrorism and our ability to collect from our reinsurers

     - Our ability to price for or exclude the risk of loss from terrorism on our policies

o   Risks related to our P&C insurance strategy such as:

     - Our ability to achieve premium targets and profitability, including realization of growth and business retention estimates

     -    Our ability to achieve overall expense goals

     - Our ability to run off our London business and other businesses that we have exited or intend to exit in the future without incurring material unexpected charges

o   Regulatory, judicial and legislative risks such as:

     -    Our ability to freely enter and exit lines of business

     - Our ability to successfully obtain regulatory approval of rates and underwriting guidelines, including price-tiered products and the use of insurance scores that include credit information as a component

     - Interpretation of insurance policy provisions by courts or tax authorities, court decisions regarding coverage and theories of liability, trends in litigation and changes in claims settlement practices

     -   The outcome of any litigation against us

     -    Legislative  and  regulatory  developments  affecting  the  actions of
          insurers,   including   requirements   regarding   rates,   taxes  and
          availability of coverage

o The competitive pricing environment, initiatives by competitors and other changes in the competition

o   Unusual loss activity, such as:

     - Weather conditions, including the severity and frequency of storms, hurricanes, hail, snowfall and winter conditions

     -    The occurrence of significant natural disasters, including earthquakes

     - The occurrence of significant man-made disasters, such as the attack on September 11, 2001, or war

     - The occurrence of bankruptcies that result in losses under surety bonds, investment losses or lower investment income

o   Our ability to successfully divest the L&I businesses

o   Financial and economic conditions such as:

     -    Performance of financial markets

     -    Availability of bank credit facilities

     -    Fluctuations in interest rates

     -    General economic conditions

o   Operational risks such as:

     -    Damage to our infrastructure in a disruption of our operations

     -    Internal or external fraud perpetrated against us

Summary

We are an insurance company with headquarters in Seattle, Washington. We sell insurance products through a national network of independent agents, brokers and financial advisors. Our business helps people protect what they value and deal with the unexpected. We earn revenue from insurance policy premiums and income on our invested assets.

Our Property & Casualty (P&C) subsidiaries provide insurance for autos, homes and other personal property; insurance for small- and mid-sized businesses; and surety bonds.

On March 15, 2004, we entered into two definitive agreements to sell substantially all our L&I operations to separate investor groups, and on April 8, 2004, we entered into a definitive agreement to sell the remaining operation. We have presented L&I as a Discontinued Operation in our Consolidated Financial Statements in accordance with Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Prior-year amounts have been restated to reflect the presentation of Discontinued Operations.

Reviewing Our Results of Operations

HOW WE REPORT OUR RESULTS

On January 1, 2004, we made minor revisions to our P&C segments. Our non-voluntary auto and property results, previously in P&C Other, are now included in SPI Auto and SPI Property. Certain products, previously reported in SPI Specialty, primarily earthquake, inland marine and dwelling fire, are now included in SPI Property. Our commercial specialty programs and large commercial accounts in runoff, previously SBI Runoff, are now included in P&C Other. Prior-period amounts have been restated to reflect the revised presentation of our P&C segments.

We manage our P&C businesses in four business and seven reportable segments:

o   Safeco Personal Insurance (SPI)
     --   Auto
     --   Property
     --   Specialty
o   Safeco Business Insurance (SBI)
     --   SBI Regular
     --   SBI Special Accounts Facility
o   Surety
o   P&C Other

As previously discussed, our L&I businesses are now reported as Discontinued Operations. We managed them in six reportable segments:

o   Group
o   Income Annuities
o   Retirement Services
o   Individual
o   Asset Management
o   L&I Other

In addition to these segments, certain activities such as interest expense and intercompany eliminations are reported in Corporate and not allocated to individual segments.

HOW WE MEASURE PROFITABILITY

P&C -- We use three measures of our underwriting results to assess the profitability of our P&C businesses. These measures are net earned premiums, underwriting profit or loss and combined ratio.

We include property and casualty insurance premiums in revenue as earned over the terms of the respective policies. We report the unearned premium as a liability on the Consolidated Balance Sheets before the effect of reinsurance.

Underwriting profit or loss is our net earned premiums less our losses from claims, loss adjustment expenses (LAE) and underwriting expenses. Combined ratio is our losses, LAE and underwriting expenses divided by our net earned premiums. We report combined ratio as a percentage. For example, a combined ratio of 95% means that our losses, LAE and underwriting expenses equal 95% of our net earned premiums, or a 5% underwriting profit. A lower combined ratio reflects better results than a higher combined ratio.

We  don't  include  our   investment   portfolio   results  when  measuring  the
profitability of our P&C businesses. That's because we manage the investment portfolio separately from our underwriting activities.

Discontinued Operations - L&I -- We measure our Discontinued Operations' results using revenues and pretax operating earnings. Pretax operating earnings excludes net realized investment gains and losses and is a non-GAAP measure. We believe that looking at pretax operating earnings enhances the understanding of our L&I results of operations. Net realized investment gains and losses can fluctuate significantly and distort the comparison of our results.

INVESTMENT RESULTS

Investment activities are an important part of our business. We invest insurance premiums received in a diversified portfolio until needed to pay claims. Income from our investments is a significant part of our total revenues and net income.

Our investment philosophy is to:

o   Emphasize investment yield, balanced with investment quality and risk
o   Provide for liquidity when needed
o   Diversify our portfolio

We measure our investment results in two parts - the net investment income that we earn on our invested assets and the net realized investment gains and losses we recognize when we sell or impair investments.

Application of Critical Accounting Estimates

We have identified P&C Loss and LAE Reserves, P&C Reinsurance and Valuation of Investments as accounting estimates critical to understanding our results of operations and financial condition. As such, they require management to use judgments involving assumptions and estimates concerning future results, trends, or other developments that could significantly influence our results should actual experience differ from those assumptions and estimates.

Please see additional discussion of critical accounting estimates in the MD&A section of our 2003 Annual Report on Form 10-K.

Consolidated Results of Operations

The following table presents summary consolidated financial information for the periods indicated.


THREE MONTHS ENDED MARCH 31                                                            2004         2003
----------------------------------------------------------------------------------------------------------

REVENUES
P&C Earned Premiums                                                             $   1,340.5    $ 1,163.1
Net Investment Income                                                                 115.0        119.6
Net Realized Investment Gains                                                          42.8          8.2
Other Revenues                                                                         --            2.6
                                                                             -----------------------------
Total Revenues                                                                      1,498.3      1,293.5
                                                                             -----------------------------

EXPENSES
Losses and Loss Adjustment Expenses                                                   826.0        789.1
Other Underwriting and Operating Expenses                                             154.1        158.4
Amortization of Deferred Acquisition Costs                                            226.9        204.6
Interest Expense                                                                       30.5         34.8
Restructuring Charges                                                                   1.3         --
                                                                             -----------------------------
Total Expenses                                                                      1,238.8      1,186.9
                                                                             -----------------------------

Income from Continuing Operations before Income Taxes                                 259.5        106.6
Provision for Income Taxes                                                             73.9         27.1
                                                                             -----------------------------
Income from Continuing Operations                                                     185.6         79.5
Income from Discontinued Operations (Net of Taxes of $26.9 and $6.3)                   50.6         10.5
                                                                             -----------------------------
Net Income                                                                      $     236.2    $    90.0
----------------------------------------------------------------------------------------------------------


Net Income - Consolidated net income increased in first quarter 2004 over the same period in 2003 driven primarily by growth and improved underwriting results within our Continuing Operations.

Revenues - The increase in revenues in the first quarter of 2004 reflected growth in P&C earned premiums that resulted from:

o   Growth in policies-in-force in our Auto segment
o   Premium rate increases across all our lines of business
o   Improved renewal retention in our SBI Regular segment

An increase in net realized investment gains due to lower impairments also contributed to the increase in revenues.

Losses and Loss Adjustment Expenses - The increase in losses and LAE for the first three months of 2004 reflect our growth. However, losses and loss adjustment expenses did not grow at the same rate due to improvement in our loss ratios. Our loss ratios in SPI Auto were 61.7% for the three months ended March 31, 2004 compared with 62.3% for the same period in 2003, our loss ratios in SPI Property were 36.3% for the three months ended March 31, 2004 compared with 48.0% for the same period in 2003, and our SBI Regular loss ratios were 46.2% for the three months ended March 31, 2004 compared with 49.5% for the same period in 2003.

The improving ratios resulted from price increases, segmented underwriting techniques that better matched rate and risk, and favorable loss experience particularly from lower claim frequency in Property.

Underwriting and Operating Expenses,  Amortization of Deferred Acquisition Costs
- The increases in underwriting, acquisition and operating expenses primarily resulted from growth in our businesses during first quarter 2004 but the rate of increase was at a lower pace due to our expense reduction efforts initiated in September 2003.

Interest Expense - The decrease in interest expense in 2004 was primarily due to the additional interest expense of $3.4 in 2003 on $500.0 of debt issued in January 2003 that was subsequently used to pay down $300.0 of debt on March 15, 2003 and $200.0 on April 1, 2003.

Restructuring Charges - The charges in 2004 represent one-time termination benefits related to the $75.0 corporate expense reduction effort announced in September 2003.

Discontinued Operations - Results from Discontinued Operations increased in first quarter 2004 over the same period a year ago, primarily due to an increase in net realized investment gains as a result of fewer impairments in 2004.

Continuing Operations

Reconciling Segment Results

The following  table assists in reconciling our GAAP results,  specifically  the
"Income  from  Continuing   Operations   before  Income  Taxes"  line  from  our
Consolidated Statements of Income to our segment performance measures.

THREE MONTHS ENDED MARCH 31                                                           2004          2003
----------------------------------------------------------------------------------------------------------
P&C                                                                           $     284.7     $    132.3
Corporate                                                                           (25.2)         (25.7)
                                                                           -------------------------------
Income from Continuing Operations before Income Taxes                         $     259.5     $    106.6
----------------------------------------------------------------------------------------------------------


The P&C GAAP results are further detailed into segment underwriting results. Underwriting results provide a helpful picture of how our company is doing. However, using them to measure profitability - while fairly common in our industry - does not follow GAAP.

Our P&C Operating Results

The primary measures of our operating results include our underwriting profit or loss, net earned premiums, and combined ratios. The next three tables report those key items - by our reportable segments - for the first three months of 2004 and 2003. More information about the results - also by segment - follows the tables.



First, net earned premiums are the primary driver of our revenues:

                                                                                NET EARNED PREMIUMS
                                                                           -------------------------------
THREE MONTHS ENDED MARCH 31                                                           2004          2003
----------------------------------------------------------------------------------------------------------
SPI
Auto                                                                          $     620.1     $    522.1
Property                                                                            228.2          227.5
Specialty                                                                            21.2           19.7
                                                                           -------------------------------
    Total SPI                                                                       869.5          769.3
                                                                           -------------------------------
SBI Regular                                                                         302.4          266.0
SBI Special Accounts Facility                                                       116.7           87.9
                                                                           -------------------------------
    Total SBI                                                                       419.1          353.9
                                                                           -------------------------------
Surety                                                                               45.4           32.1
P&C Other                                                                             6.5            7.8
                                                                           -------------------------------
Total P&C Earned Premiums                                                     $   1,340.5     $  1,163.1
----------------------------------------------------------------------------------------------------------



Next,   underwriting  profit  (loss)  is  our  measure  of  each  P&C  segment's performance:

                                                                                    UNDERWRITING
                                                                                  PROFITS (LOSSES)
                                                                           --------------------------------
THREE MONTHS ENDED MARCH 31                                                           2004           2003
-----------------------------------------------------------------------------------------------------------
SPI
Auto                                                                          $      23.1     $    (6.6)
Property                                                                             61.4          28.0
Specialty                                                                             6.4           5.3
                                                                           --------------------------------
    Total SPI                                                                        90.9          26.7
                                                                           --------------------------------
SBI Regular                                                                          23.8          (5.3)
SBI Special Accounts Facility                                                        18.5           6.4
                                                                           --------------------------------
    Total SBI                                                                        42.3           1.1
                                                                           --------------------------------
Surety                                                                                9.3           3.7
P&C Other                                                                            (7.1)        (10.5)
                                                                           --------------------------------
Total Underwriting  Profit                                                          135.4          21.0
P&C Net Investment Income                                                           111.7         112.8
Restructuring Charges                                                                (1.3)         --
P&C Net Realized Investment Gains (Losses)                                           38.9          (1.5)
                                                                           --------------------------------
P&C Income from Continuing Operations before Income Taxes                     $     284.7     $    132.3
-----------------------------------------------------------------------------------------------------------

Finally, combined ratios show the relationship between net earned premiums and underwriting profit (loss). Using ratios help us see our operating trends without the effect of changes in net earned premiums:


                                                                                  COMBINED RATIOS+
                                                                           --------------------------------
THREE MONTHS ENDED MARCH 31                                                           2004           2003
-----------------------------------------------------------------------------------------------------------
SPI
Auto                                                                                96.3%          101.3%
Property                                                                            73.1            87.7
Specialty                                                                           70.0            73.4
                                                                           --------------------------------
    Total SPI                                                                       89.5            96.5
                                                                           --------------------------------
SBI Regular                                                                         92.1           102.0
SBI Special Accounts Facility                                                       84.2            92.7
                                                                           --------------------------------
    Total SBI                                                                       89.9            99.6
                                                                           --------------------------------
Surety                                                                              79.6            88.6
P&C Other                                                                            *               *
                                                                           --------------------------------
Total P&C Operations                                                                89.9%           98.2%
-----------------------------------------------------------------------------------------------------------
+ Combined ratios are GAAP basis. Expressed as a percentage, they are equal to losses and expenses divided by net earned premiums.
* Not meaningful because this is in runoff with minimal premium.

Auto

The Auto segment provides voluntary and non-voluntary coverage for liability of our customers to others for both bodily injury and property damage, for injuries sustained by our customers and for physical damage to our customers' vehicles from collision and other hazards.


THREE MONTHS ENDED MARCH 31                                                           2004           2003
-----------------------------------------------------------------------------------------------------------
Net Earned Premiums                                                           $     620.1     $    522.1
Underwriting Profit (Loss)                                                           23.1           (6.6)
Combined Ratio                                                                       96.3%         101.3%
-----------------------------------------------------------------------------------------------------------



NET EARNED PREMIUMS

Net earned premiums increased by 18.8% in the three months ended March 31, 2004 compared with the same period in 2003. The increase in net earned premiums was driven by:

o Growth of policies-in-force (PIF): PIF grew by 10.0% in first quarter 2004 compared with a year ago. The growth in PIF was driven by a 33.9% increase in new business coupled with stable retention. Our point-of-sale (POS) technology is making it easier for our distributors to sell our products.

o Increases in filed rates: We file rate changes on a state-by-state basis. On average, we implemented mid-single digit rate increases in 2003 and into the first quarter of 2004.

UNDERWRITING RESULTS AND COMBINED RATIO

The improved underwriting results reflected higher earned premiums as discussed above and improved loss and expense ratios. Our loss ratio improved to 61.7% in the first quarter of 2004 compared with 62.3% in the first quarter of 2003. The expense ratio improved to 22.9% in 2004 from 23.7% in 2003. Lower expense ratios were primarily driven by efficiency improvements and corporate staff reductions.

These underwriting results were primarily driven by:

o Improved rate adequacy: Rate increases exceeded loss cost increases in the first quarter. Decreases in claims frequency - the number of claims filed that are not catastrophe-related - moderated in first quarter 2004, but claims severity - the average cost per claim - increased.

o Claims handling: We've invested in training for our claims representatives. We now have more efficient processes.

o Our segmented auto product: Our 15-tier segmented model continues to provide more accurate matching of prices for a wide range of risks.

In April 2004, we started launching our auto product on Safeco Now, an internet-based sales platform where our distributors can quote and issue personal auto, homeowners and most of our small-business insurance products in minutes. We expect to complete the launch of our auto product on Safeco Now in all states where we write business by June 30, 2004.

Property

Our Property segment provides homeowners, earthquake, dwelling fire and inland marine coverage for individuals. Our Property coverages protect homes, condominiums and rental property contents against losses from a wide variety of hazards. We also protect individuals from liability for accidents that occur on their property.


THREE MONTHS ENDED MARCH 31                                                           2004           2003
-----------------------------------------------------------------------------------------------------------

Net Earned Premiums                                                           $     228.2     $    227.5
Underwriting Profit                                                                  61.4           28.0
Combined Ratio                                                                       73.1%          87.7%
-----------------------------------------------------------------------------------------------------------



NET EARNED PREMIUMS

Net earned premiums were flat in first quarter 2004 compared with first quarter 2003. This reflects a decline in PIF offset by rate increases:

o Decline in PIF: The number of policies that did not renew in 2004 exceeded the number of new policies that we wrote, leading to a net reduction in PIF of 8.7% at March 31, 2004 compared with a year ago. However, our new business increased during the first quarter of 2004 over a year ago as our nine-tier new homeowners product is now rolled out in 43 of the 44 states where we write business. In addition, we lifted new business moratoriums throughout 2003 and into the first quarter of 2004. Currently we have a moratorium in only one state, Texas.

o Rate increases: We file rate changes on a state-by-state basis. Overall we received approval for average rate changes in the low single-digits in the first quarter of 2004 and in the low to mid teens in 2003. These rate increases are earned in our revenues over the policy term. Additionally, premiums reflect automatic increases in the amount of insurance coverage to adjust for inflation.

UNDERWRITING RESULTS AND COMBINED RATIO

The improved underwriting results were driven by our homeowners line. The loss ratio in homeowners was 35.8% during first quarter 2004 compared with 50.0% in the same period in 2003.

This was due to:

o Our segmented homeowners product: Our nine-tier segmented underwriting model is performing as expected. It is now in place in every state except California.

o Lower Losses: Property loss costs have declined in recent periods driven by a moderation of increases in claims severity and double-digit decreases in claims frequency. Many of our customers have increased their homeowners' policy deductibles from $250 to $500 or higher - this has significantly reduced the number of small maintenance-type claims. Severity increases reflect inflationary trends in repair material and labor costs.

Catastrophe losses -- Our pretax catastrophe losses were $7.4 for the three months ended March 31, 2004 compared with $9.3 for the same period in 2003. Catastrophes in 2004 included snow and ice storms in Washington and Oregon.

The second quarter is traditionally our most active quarter in terms of severe weather and catastrophe losses. We generally earn less in the second quarter than in any other period of the year due to this historical seasonality.

In April 2004, we started launching our homeowners product on Safeco Now. We expect to complete the launch of our homeowners product in all states where we write business by June 30, 2004. We expect this to contribute to property premium growth in late 2004.

Specialty

THREE MONTHS ENDED MARCH 31                                                           2004           2003
-----------------------------------------------------------------------------------------------------------

Net Earned Premiums                                                           $      21.2     $     19.7
Underwriting Profit                                                                   6.4            5.3
Combined Ratio                                                                       70.0%          73.4%
-----------------------------------------------------------------------------------------------------------


Our  Specialty  operation  provides  individuals  with  umbrella,   recreational
vehicle, motorcycle and boat insurance. These products serve to round out our personal lines insurance product offerings.

NET EARNED PREMIUMS

Earned premiums increased 7.6% for first quarter 2004, driven by an increase in PIF due to a 38.3% increase in new business in umbrella and a 38.8% increase in new business in boatowners.

UNDERWRITING RESULTS AND COMBINED RATIO

The improvement in underwriting profit and combined ratio reflect lower loss experience.


SBI Regular

THREE MONTHS ENDED MARCH 31                                                           2004           2003
-----------------------------------------------------------------------------------------------------------
Net Earned Premiums                                                           $     302.4     $    266.0
Underwriting Profit (Loss)                                                           23.8           (5.3)
Combined Ratio                                                                       92.1%         102.0%
-----------------------------------------------------------------------------------------------------------

Our SBI Regular segment provides insurance for small-to-medium-sized businesses (customers who pay annual written premiums of $100,000 or less). This is our core commercial lines business. Our main products include:

o   Business owner policies (BOP)
o   Commercial auto
o   Commercial property
o   Commercial multi-peril
o   General liability
o   Workers compensation

NET EARNED PREMIUMS

Net earned premiums increased 13.7% in the first quarter of 2004 compared with the first quarter of 2003. This reflects rate increases averaging 10% in 2003 and mid-single digits in 2004, along with our efforts to make it easy for our distributors to sell our products. These efforts included:

o   Continued focus on our redesigned business model
o   Emphasis on retaining customers
o   Growth in our business service center

Continued focus on our redesigned business model - In first quarter 2004, new sales utilizing Safeco Now, our web-based sales and underwriting platform, continued at a strong pace. The number of BOP new business policies sold increased by 45.0% over the same period of 2003 and, during the first quarter of 2004, we expanded our commercial auto and underwriting model to include fleets (up to nine vehicles), which helped to produce a 41.0% increase over last year's first quarter. Workers compensation new business policies sold increased 20.3% in the first quarter of 2004 over the same period in 2003. BOP was launched on Safeco Now in February 2003, commercial auto in July 2003, and workers compensation in December 2003.

Emphasis on retaining customers - Renewal retention of SBI Regular customers improved to 80.2% in the first quarter of 2004 from 76.1% in first quarter 2003. This strong improvement is attributed to competitively pricing our business utilizing our automated underwriting platform. The model has allowed us to improve our accuracy in pricing risks and has led to strong retention within our most favorable pricing tiers.

Growth in our business service center - We provide agents with an option to have us service the policies of their customers for a fee. This allows the agents to focus on growing their business and shifts the policy servicing activities to us. This service increases the retention of policyholders, benefiting both us and the agent. Since its inception in 2002, we have seen consistent growth in the business entering our Business Service Center. In first quarter 2004, we achieved a significant increase in premium volume, compared with the same period in 2003. Though we are still in the early stages of placing business in the Business Service Center, strong percentage growth is expected and this positive momentum is continuing.

Underwriting Results and Combined Ratio

Underwriting results during the first quarter of 2004 improved $29.1 over the same period in 2003 reflecting our efforts to restore profitability in this segment. The improvement in results reflects:

o   Improved rate adequacy
o   Completion of our reunderwriting of business
o The continued impact of implementing our automated underwriting platform, which provides a better matching of price to risk

Our pretax catastrophe losses were $2.4 in the first quarter of 2004 and $4.4 in the same period of 2003.

SBI Regular is experiencing increased competition in middle market business (customers who pay annual written premiums from $25,000 to $100,000). Historically, this business is more price-competitive when rates are more adequate in relation to loss costs. Many regional carriers are lowering rates to be more price-competitive, particularly in the commercial property line where rates appear to be adequate. However, the inflation and building materials costs are increasing significantly and will impact loss costs. We remain committed to pricing our business based on loss cost trends.


SBI Special Accounts Facility

THREE MONTHS ENDED MARCH 31                                                           2004           2003
-----------------------------------------------------------------------------------------------------------
Net Earned Premiums                                                           $     116.7     $     87.9
Underwriting Profit                                                                  18.5            6.4
Combined Ratio                                                                       84.2%          92.7%
-----------------------------------------------------------------------------------------------------------


Our SBI Special Accounts Facility (SAF) segment includes insurance for large commercial accounts (customers who pay annual written premiums of more than $100,000) and four commercial programs.

While our main focus is the small- to medium-sized market, we continue to serve some large commercial accounts on behalf of key agents and brokers who sell our core property and casualty products. Fifty-five percent of our new small-commercial business comes from distributors who also sell to large commercial accounts.

SAF also provides insurance for the following commercial programs:

o   Lender-placed property
o   Agents' errors and omissions (predominantly for Safeco agents)
o   Mini-storage and warehouse properties
o   Non-profit social services organizations

NET EARNED PREMIUMS

The increase in net earned premiums during first quarter 2004 was driven by continued price increases in large account and program business.

UNDERWRITING RESULTS AND COMBINED RATIO

The SAF segment continues to produce solid underwriting results with both large accounts and program business posting improved combined ratios reflecting rate increases and stable loss costs.


Surety

THREE MONTHS ENDED MARCH 31                                                           2004           2003
-----------------------------------------------------------------------------------------------------------
Net Earned Premiums                                                           $      45.4     $     32.1
Underwriting Profit                                                                   9.3            3.7
Combined Ratio                                                                       79.6%          88.6%
-----------------------------------------------------------------------------------------------------------

Our Surety segment provides surety bonds for construction and commercial businesses.

NET EARNED PREMIUMS

Our net earned premiums increased 41.4% for the three months ended March 31, 2004 compared with the same period in 2003 due to rate increases in 2003 and new business. New business increased largely as a result of the 2003 opening of new offices in Glendale, California and Syracuse, New York.

UNDERWRITING RESULTS AND COMBINED RATIO

Our underwriting profit and our combined ratio improved in the first quarter of 2004 compared with the same period of 2003. These results reflect disciplined underwriting and lower loss experience.

Surety implemented Safeco Now in April 2004 for the automated underwriting of small transactional bonds. While this is currently less than 5% of our surety premiums, it also allows our distributors to cross-sell with small-business insurance and to write these transactional bonds quickly and easily.



P&C Other

THREE MONTHS ENDED MARCH 31                                                           2004           2003
-----------------------------------------------------------------------------------------------------------
Net Earned Premiums                                                           $       6.5     $      7.8
Underwriting Loss                                                                    (7.1)         (10.5)
-----------------------------------------------------------------------------------------------------------

Our P&C Other segment includes our:

o Runoff of assumed reinsurance business acquired as part of the American States acquisition
o  London operations that have been in runoff since the third quarter of 2002
o Large commercial business accounts in runoff and specialty programs that we exited


Our Corporate Results

THREE MONTHS ENDED MARCH 31                                                           2004           2003
-----------------------------------------------------------------------------------------------------------
Corporate Segment Loss                                                        $    (29.1)     $      (35.4)

Net Realized Investment Gains before Income Taxes                                    3.9               9.7
                                                                           --------------------------------
Corporate Loss from Continuing Operations before Income Taxes                 $    (25.2)     $      (25.7)
-----------------------------------------------------------------------------------------------------------

In our Corporate segment, we include:

o  Interest expense we pay on our debt
o  Our intercompany eliminations
o  Miscellaneous corporate activities

Interest Expense - Our interest expense on borrowings totaled $30.5 in the first quarter of 2004 and $34.8 in the first quarter of 2003. The decrease in interest expense in 2004 was primarily due to a decline in the average amount of debt outstanding from 2003.

Discontinued Operations

Our L&I Operating Results

The following discussion reflects the operating results of our Discontinued Operations.

In reporting L&I as a Discontinued Operation, general corporate overhead expenses are no longer allocated to L&I. Previously allocated expenses of $3.0 in the first quarter of 2003 have been eliminated from the L&I Other segment and included in the Corporate segment above.

The primary measures of our L&I operating results include revenues and pretax operating earnings. The next two tables summarize revenues and pretax operating earnings by our Discontinued Operations reportable segments for the three months ended March 31, 2004 and 2003.

More information about the results - also by segment - follows the tables.

First, revenues include premiums, net investment income and other fees. Revenues do not include our net realized investment gains and losses.


                                                                                       REVENUES
                                                                           --------------------------------
THREE MONTHS ENDED MARCH 31                                                          2004            2003
-----------------------------------------------------------------------------------------------------------
Group                                                                         $      129.3   $      142.3
Income Annuities                                                                     125.4          131.4
Retirement Services                                                                   97.0           96.1
Individual                                                                            95.6           95.9
Asset Management                                                                       7.1            6.2
L&I Other                                                                             65.3           55.5
                                                                           --------------------------------
Total L&I Revenues                                                            $      519.7   $      527.4
-----------------------------------------------------------------------------------------------------------



Next, pretax operating earnings is our measure of each segment's profitability:


                                                                              PRETAX OPERATING EARNINGS
                                                                           --------------------------------
THREE MONTHS ENDED MARCH 31                                                           2004           2003
-----------------------------------------------------------------------------------------------------------
Group                                                                         $       12.2    $      29.0
Income Annuities                                                                       3.7           10.1
Retirement Services                                                                    9.5            5.0
Individual                                                                             7.4            1.9
Asset Management                                                                       1.6            0.1
L&I Other                                                                             26.9           28.8
                                                                           --------------------------------
Pretax Operating Earnings                                                             61.3           74.9
Net Realized Investment Gains (Losses)                                                16.2          (58.1)
Provision for Income Taxes                                                            26.9            6.3
                                                                           --------------------------------
Income from Discontinued Operations, Net of Taxes                             $       50.6    $      10.5
-----------------------------------------------------------------------------------------------------------

Group

Group's principal product is stop-loss medical insurance sold to employers with self-insured medical plans.

The revenue decrease during first quarter 2004 reflects the continued competitive rate environment, which has resulted in some of our policyholders renewing their coverage with other carriers. We continue to adhere to our disciplined underwriting standards in this environment and do not lower premiums to compete for business where it does not meet our profit targets.

The decrease in our pretax operating earnings was due to lower revenues and a higher loss ratio due to higher claim activity. Our loss ratio was 65.8% in the first quarter of 2004, compared with 56.2% in the same period in 2003. The first quarter of 2003 included a $10.5 benefit from favorable loss reserve development related to policies obtained in the Swiss Re Life & Health America Holding Company (Swiss Re) acquisition and this contributed to our favorable loss ratio in 2003.

Income Annuities

Income Annuities' main product is structured settlement annuities, sold to fund third-party personal injury settlements and long-term claim settlements of our P&C affiliates. This product is extremely sensitive to financial strength ratings, and our ratings downgrades in 2001 decreased our ability to sell this product. Income Annuities also sells non-structured fixed annuities, which provide an immediate payment stream.

The decrease in revenue during the first quarter of 2004 resulted mainly from the impact of unfavorable prepayment adjustments of $0.3 on our mortgage-backed securities investment portfolio. This compared with $3.7 favorable impact in the same period last year.

Pretax operating earnings decreased $6.4 in the first quarter of 2004 compared with the same period last year. The decrease was primarily due to the unfavorable prepayment adjustments on mortgage-backed securities discussed above and lower market interest rates on reinvested assets.

Retirement Services

Retirement   Services'  principal  products  are  fixed  deferred  and  variable annuities.

We earn revenues relative to the amount of assets under management. The minor increase in revenues during the first quarter of 2004 was primarily due to higher investment income driven by growth in our general account liabilities. Higher fee income on separate account liabilities, due to the improved performance of equity markets in the first three months 2004 also contributed to our increase in revenues. These increases were partially offset by the impact of lower average interest rates on new and reinvested assets.

General account liabilities are amounts we owe to contract holders for products where we bear the investment risks and include fixed deferred annuities and guaranteed investment contracts.

Our general account liabilities have grown significantly due to an increase in the amount of fixed deposits which exceeded surrenders. They were:

o   $6,609.4 at March 31, 2004
o   $6,151.3 at March 31, 2003

The increases in pretax operating earnings in the first three months of 2004 compared to the same period of 2003 resulted from:

o Growth in our general account liabilities, which contributed additional interest income
o   Higher fee income due to our growth in separate account liabilities

Individual

Individual's products include term, universal & variable universal life and bank-owned life insurance (BOLI). BOLI is universal life insurance sold to banks. Our ratings downgrades in 2001 significantly curtailed BOLI sales.

The increase in pretax operating earnings in the first quarter of 2004 was primarily due to favorable mortality experience, lower operating expenses and higher margins on our BOLI products.

Asset Management

Asset Management serves as an investment advisor for Safeco Mutual Funds, variable insurance portfolios and institutional and trust accounts.

The increase in revenue in the first quarter of 2004 was due to higher investment advisory fee revenue on higher average assets under management reflecting the overall increase in equity markets.

Our average assets under management were:

o   $4,049.5 in the first quarter of 2004
o   $3,804.3 in the first quarter of 2003

The slight increase in our pretax operating earnings for 2004 reflects the higher investment advisory fees from our higher assets under management and lower operating expenses.

L&I Other

L&I Other is comprised mainly of investment income on capital and accumulated earnings of other L&I segments, and Talbot Financial Corporation (Talbot), our insurance agency that distributes property and casualty, life insurance and investment products.

The increase in revenue in the first quarter of 2004 was due to increases in net
investment  income   reflecting  higher  retained  capital,   and  increases  in
commission revenues from Talbot.

Decreased earnings in the first quarter of 2004 reflected $9.3 for expenses associated with the planned sale of the L&I operations, offset by $4.9 of interest income on a tax settlement, higher investment income from an increase in retained capital, and increases in commission revenues from Talbot.

Capital Resources and Liquidity

OUR LIQUIDITY NEEDS

Continuing Operations - P&C liabilities are somewhat unpredictable and generally short in duration. The payments we make to policyholders depend upon losses they suffer from accidents or other events. While we can estimate fairly well how much cash we'll need and when we'll need it, we cannot predict all future events, particularly catastrophes. So we use investments with greater liquidity to support our P&C businesses' need for funds.

Discontinued Operations - Life insurance, retirement services and annuity-products have primarily longer-duration liabilities that are typically predictable in nature and are matched with investments that are generally longer duration and less liquid.

SOURCES OF OUR FUNDS

Our Continuing Operations get cash primarily from insurance premiums, dividends, interest and sales or maturity of investments.

We  have  not  engaged  in  the  sale  of   investments   or  other   assets  by
securitization.

The cash flow from our Continuing Operations operating activities was:

o   $71.5 of cash flow generated in the first quarter of 2004
o   $7.0 of cash flow used in the first quarter of 2003

We believe that cash flows from our operations, investment portfolio, and credit facilities are sufficient to meet our future liquidity needs.

Our Discontinued Operations get cash from insurance premiums, funds received under deposit contracts, dividends, interest, asset management fees and sales or maturity of investments.

The cash flow from our Discontinued Operations operating activities was:

o   $260.4 in the first quarter of 2004
o   $224.6 in the first quarter of 2003

HOW WE USE OUR FUNDS

We use funds to support operations, make interest and principal payments on debt, pay dividends to our shareholders, and grow our investment portfolio.

We use cash from insurance operations primarily to pay claims and claim adjustment expenses.

We require insurance premiums to be paid in advance. As a result, cash flows into our business before or at the time premium revenues are recognized. Cash flows out of our business in subsequent months or years as claims are paid.

We previously announced that we will repurchase a limited amount of our common stock under an existing stock repurchase program. Under this program, the Board of Directors authorized the repurchase of up to 11 million shares of Safeco's common stock, of which 2.37 million shares remain available for repurchase. Purchases will be made from time to time on the open market or in negotiated transactions and any repurchases will be reported in our quarterly report for the quarter in which the purchases were made.

Our Bank Credit Facility -- We maintain a bank credit facility with $500.0 available. The terms of the bank credit facility - which runs through September 2005 - require us to:

o   Pay a fee to have these funds available
o   Maintain a specified minimum level of shareholders' equity
o   Keep our debt-to-capitalization ratio below a specified maximum

The bank credit facility does not require us to maintain any deposits as compensating balances.

At March 31, 2004 and December 31, 2003, we had no borrowings under the bank credit facility. In addition, we were in compliance with all the terms of this credit facility.

After we complete our planned sale of L&I, we may lower amount available under the bank credit facility and we expect to reset the amount of the requirement to maintain a minimum level of shareholders' equity. This will be necessary as we intend to return a portion of the sale proceeds to shareholders through a special dividend or stock repurchase or combination of the two, and that will lower our shareholders' equity. In addition, we will continue to keep our debt-to-capitalization ratio below the maximum requirement as we will use proceeds from the sale of L&I to reduce our debt-to-capitalization ratio to a level consistent with that prior to the sale.

FINANCIAL STRENGTH RATINGS

Financial strength (or claims paying) ratings provide a benchmark for comparing insurers. Higher ratings generally indicate greater financial strength and a greater ability to pay claims.

These  ratings  are   important   for  the  marketing  of  insurance   products,
particularly structured settlement annuities and BOLI products in our L&I operations.

Here are our current ratings for our Continuing Operations:


                                                        A.M.        STANDARD
                                                        BEST        & POOR'S         MOODY'S          FITCH
-------------------------------------------- ----------------- --------------- -------------- --------------

Safeco Corporation
Senior Debt                                              bbb+            BBB+           Baa1             A-
P&C Insurance Subsidiaries                                  A              A+             A1            AA-
-------------------------------------------- ----------------- --------------- -------------- --------------

Each agency has a stable outlook on the ratings, and all ratings have been affirmed within the last six months.

We believe our financial position is sound. As we have continued to execute our plans to improve P&C operating results, our financial position has strengthened. Our debt service coverage has improved over the last two years, and we expect that to continue.

Here are our current ratings for our Discontinued Operations:


                                                        A.M.        STANDARD
                                                        BEST        & POOR'S        MOODY'S          FITCH
-------------------------------------------- ----------------- --------------- -------------- --------------
L&I Insurance Subsidiaries                                  A            BBB+             A2             A+
-------------------------------------------- ----------------- --------------- -------------- --------------



On March 15, 2004, we entered into definitive agreements to sell our L&I operations. As a result, Standard & Poor's and Fitch downgraded the rating of our life insurance subsidiaries with a stable outlook. A.M. Best commented that the life insurance subsidiaries remain under review with developing implications, but that it is "likely to affirm" the current rating.

IMPACT OF FINANCIAL STRENGTH RATINGS

Lower financial strength ratings could materially and adversely affect our company and its performance and could:

o   Increase the number of customers who terminate their policies
o Inhibit our distributors' willingness and ability to sell our products, particularly products within our
    Discontinued Operations
o   Decrease new sales
o   Increase our borrowing costs
o   Limit our access to capital
o   Restrict our ability to compete


OUR INVESTMENT RESULTS

Investment returns are an important part of our overall profitability. Fluctuations in the fixed income or equity markets could affect the timing and the amount of our net investment income. Defaults by third parties in the payment or performance of their obligations - primarily on our investments in corporate bonds - could reduce our investment income or result in realized investment losses.

NET INVESTMENT INCOME

Continuing Operations

This table summarizes our pretax net investment income by portfolio:


THREE MONTHS ENDED MARCH 31                                                          2004           2003
-------------------------------------------- ----------------- ---------------------------------------------
Property & Casualty                                                           $     111.7     $      112.8
Corporate and Other                                                                   3.3              6.8
                                                                           --------------------------------
Total                                                                         $     115.0     $      119.6
-----------------------------------------------------------------------------------------------------------

Our pretax investment income yield was 5.2% for the three months ended March 31, 2004 compared with 6.0% for the same period in 2003. The declines in our pretax investment yields in our portfolio reflected the low interest rate environment.

Our after tax investment income yield was 3.9% for the three months ended March 31, 2004 compared with 4.4% for the same period in 2003.

Discontinued Operations

Our pretax net investment income for Discontinued Operations for the three months ended March 31, 2004 was $303.2 compared with $303.5 over the same period last year. Our pretax investment income yield was 6.8% for the three months ended March 31, 2004 compared with 7.0% for the same period in 2003. The declines in our pretax investment yields in our portfolio reflected the low interest rate environment.

Our after tax investment income yield was 4.4% for the three months ended March 31, 2004 compared with 4.6% for the same period in 2003.

NET REALIZED INVESTMENT GAINS AND LOSSES

Continuing Operations

Pretax net realized investment gains and losses for the three months ended March 31, 2004 and 2003 by portfolio were:


THREE MONTHS ENDED MARCH 31                                                          2004            2003
-----------------------------------------------------------------------------------------------------------

Property & Casualty                                                           $      38.9  $        (1.5)
Corporate                                                                             3.9            9.7
                                                                           --------------------------------
Total                                                                         $      42.8  $         8.2
-----------------------------------------------------------------------------------------------------------


Pretax net realized investment gains and losses for the three months ended March 31, 2004 and 2003 by component were:


THREE MONTHS ENDED MARCH 31                                                          2004            2003
-----------------------------------------------------------------------------------------------------------

Net Gains on Securities Transactions                                         $       47.5  $        18.1
Impairments on Fixed Maturities                                                      (4.5)         (17.4)
Impairment on Equity Securities                                                      (0.1)          (4.1)
Credit Default Swap Mark-to-Market                                                   --              9.0
Other                                                                                (0.1)           2.6
                                                                           --------------------------------
Total                                                                        $       42.8  $         8.2
-----------------------------------------------------------------------------------------------------------



Investment Sales Activity - Net gains on securities transactions during the first quarter of 2004 and 2003 resulted primarily from calls and fixed maturity sales initiated to manage our call risk and improve the credit quality of the underlying portfolio. These calls - issuers redeeming bonds in which we have invested before the final maturity date - are an expected part of our investment activity, particularly when interest rates are low.

Impairments - We closely monitor every investment that has declined in fair value to below our cost. If we determine that the decline is other than temporary, we write down the security to its fair value and record the charge as an impairment in the Consolidated Statements of Income in the period of other than the temporary decline.

We continually monitor our investment portfolio and markets for opportunities to:

o   Improve credit quality
o   Reduce our exposure to companies and industries with credit problems
o   Manage call risk

In our impairment determination process, we consider our intent and ability to hold investments long enough for them to recover in value. However, our intent to hold the investment can change due to:

o   Financial market fluctuations
o   Changes in the financial condition and near-term prospects of the issuer
o   Strategic decisions to sell businesses
o Strategic decision to reposition our investment portfolio's duration or asset allocation

Pretax investment impairments for the three months ended March 31, 2004 and 2003 by portfolio were:


THREE MONTHS ENDED MARCH 31                                                          2004            2003
-----------------------------------------------------------------------------------------------------------

Property & Casualty                                                          $      4.6     $        20.6
Corporate                                                                          --                 0.9
                                                                           --------------------------------
Total                                                                        $      4.6     $        21.5
-----------------------------------------------------------------------------------------------------------

The impairments in the first quarter of 2003 primarily resulted from:

o   Credit deterioration in the airline and franchise sectors
o   Credit problems of some of the companies in which we've invested

For the three months ended March 31, 2004, the fair value of fixed maturities and equity securities that we sold at a loss was $62.5 compared with $90.1 in the same period last year. Our total net realized investment loss on these sales for the quarter ended March 31, 2004 was $12.9 and for the quarter ended March 31, 2003 was $11.2.

Discontinued Operations

Pretax net realized investment gains for our Discontinued Operations were $16.2 for the three months ended March 31, 2004 compared with a net realized loss of $58.1 in the same period of 2003.

Pretax net realized investment gains and losses for the three months ended March 31, 2004 and 2003 by component were:

THREE MONTHS ENDED MARCH 31                                                          2004            2003
-----------------------------------------------------------------------------------------------------------

Net Gains on Securities Transactions                                         $        24.7 $        10.1
Impairments on Fixed Maturities                                                       (8.5)        (62.0)
Impairments on Equity Securities                                                      --            (0.7)
Other                                                                                 --            (5.5)
                                                                           --------------------------------
Total                                                                        $        16.2 $       (58.1)
-----------------------------------------------------------------------------------------------------------

We have impaired all securities held by L&I with unrealized losses at March 31, 2004 because we do not expect them to recover in value before the sale of the L&I businesses is completed.

Investment Portfolio


This table summarizes our Continuing Operations investment portfolio at March 31, 2004:


                                                                                  COST OR        CARRYING
 MARCH 31, 2004                                                            AMORTIZED COST           VALUE
-----------------------------------------------------------------------------------------------------------
P&C
    Fixed Maturities - Taxable                                           $         5,668.4   $   6,020.8
    Fixed Maturities - Non-taxable                                                 1,983.4       2,144.9
    Equity Securities                                                                619.9       1,084.5
CORPORATE
    Fixed Maturities - Taxable                                                       145.2         146.0
    Equity Securities                                                                 34.0          50.3
                                                                       ------------------------------------
Total Fixed Maturities and Equity Securities                                       8,450.9       9,446.5
Other Invested Assets                                                                 26.1          26.1
Short-Term Investments                                                                68.5          68.5
                                                                       ------------------------------------
Total Investment Portfolio                                               $         8,545.5   $   9,541.1
-----------------------------------------------------------------------------------------------------------

Our fixed maturities carried at $8,311.7 included:

o   Gross unrealized gains of $522.7
o   Gross unrealized losses of $8.0

Our equity securities carried at $1,134.8 included:

o   Gross unrealized gains of $483.9
o   Gross unrealized losses of $3.0

We reviewed all our investments with unrealized losses at the end of March 31, 2004. Our evaluation determined that their declines in fair value were temporary.

This table summarizes our Discontinued Operations investment portfolio at March 31, 2004:

                                                                                   COST OR          CARRYING
 MARCH 31, 2004                                                             AMORTIZED COST             VALUE
--------------------------------------------------------------------- --------------------- ----------------
Fixed Maturities - Taxable                                              $        16,664.3     $     18,520.2
Fixed Maturities - Non-taxable                                                        7.5                8.1
Equity Securities                                                                    96.3              112.8
Mortgage Loans                                                                      927.0              927.0
Other Invested Assets                                                               104.2              104.2
Short-Term Investments                                                               73.9               73.9
--------------------------------------------------------------------- --------------------- ----------------
Total Discontinued Operations                                           $        17,873.2     $     19,746.2
--------------------------------------------------------------------- --------------------- ----------------

DIVERSIFICATION

Our investment portfolio is well-diversified by issuer and industry type with no single holding exceeding 1% of our consolidated investment portfolio.

Here is a summary of our Continuing Operations investments showing investment types and industries that exceed 3% of our portfolio at March 31, 2004.

                                                                               CARRYING         PERCENT
MARCH 31, 2004                                                                    VALUE        OF TOTAL
-----------------------------------------------------------------------------------------------------------
State and Political Subdivisions                                            $     2,386.1           25%
Mortgage-Backed Securities                                                        1,153.3           12
U.S Government and Agencies                                                       1,017.5           11
Banks                                                                               850.6            9
Electric Utilities                                                                  474.9            5
Diversified Financial Services                                                      287.1            3
Other                                                                             3,277.0           34
                                                                         ----------------------------------
Total Fixed Maturities and Equity Securities                                      9,446.5           99
Other Invested Assets                                                                26.1           --
Short-Term Investments                                                               68.5            1
                                                                         ----------------------------------
Total Investment Portfolio-Continuing Operations                            $     9,541.1          100%
-----------------------------------------------------------------------------------------------------------


Here is a summary of our Discontinued Operations investments showing investment types and industries that exceed 3% of our portfolio at March 31, 2004.


                                                                                 CARRYING         PERCENT
 MARCH 31, 2004                                                                     VALUE        OF TOTAL
-----------------------------------------------------------------------------------------------------------

Electric Utilities                                                          $     1,611.5            8%
Banks                                                                             1,547.3            8
U.S Government and Agencies                                                       1,104.7            5
Gas Utilities                                                                       733.4            4
State and Political Subdivisions                                                    698.7            4
Diversified Financial Services                                                      604.1            3
Mortgage-Backed Securities                                                        4,425.4           22
Other                                                                             7,916.0           40
                                                                         ----------------------------------
Total Fixed Maturities and Equity Securities                                     18,641.1           94
Mortgage Loans                                                                      927.0            5
Other Invested Assets                                                               104.2            1
Short-Term Investments                                                               73.9           --
                                                                         ----------------------------------
Total Investment Portfolio-Discontinued Operations                          $    19,746.2          100%
-----------------------------------------------------------------------------------------------------------



INVESTMENT PORTFOLIO QUALITY

The quality ratings of our Continuing Operations fixed maturities portfolio were:

                                                                                             PERCENT AT
 RATING                                                                                  MARCH 31, 2004
-----------------------------------------------------------------------------------------------------------

AAA                                                                                                 43%
AA                                                                                                  11
A                                                                                                   24
BBB                                                                                                 19
BB and lower                                                                                         2
Not Rated                                                                                            1
                                                                                          -----------------
Total                                                                                              100%
-----------------------------------------------------------------------------------------------------------

The quality ratings of our Discontinued Operations fixed maturities portfolio were:

                                                                                             PERCENT AT
RATING                                                                                   MARCH 31, 2004
-----------------------------------------------------------------------------------------------------------
AAA                                                                                                 32%
AA                                                                                                   4
A                                                                                                   24
BBB                                                                                                 32
BB and lower                                                                                         6
Not Rated                                                                                            2
                                                                                          -----------------
Total                                                                                              100%
-----------------------------------------------------------------------------------------------------------

BELOW INVESTMENT GRADE AND OTHER SECURITIES


Continuing Operations

A security is considered below investment grade if it has a rating below BBB. Our Continuing Operations investment portfolio includes below investment grade securities with a fair value of:

o   $222.1 at March 31, 2004
o   $252.7 at December 31, 2003

At March 31, 2004, these securities represented 2.3% of our investments at fair value. The related amortized cost of the below investment grade securities at March 31, 2004 was $202.5 compared with $233.7 at December 31, 2003.

Our below investment grade securities had a net unrealized investment gain of $19.6 at March 31, 2004. That gain comprised of:

o   Gross unrealized investment gains of $21.0
o   Gross unrealized investment losses of $1.4

At March 31, 2004 our investment portfolio also included:

o $94.3 of non-publicly traded fixed maturities and equity securities - representing 1.0% of our total portfolio
o   $91.6 of not-rated securities - representing 1.0% of our total portfolio


Discontinued Operations

Our Discontinued Operations investment portfolio includes below investment grade securities with a fair value of:

o   $1,031.4 at March 31, 2004
o   $1,047.4 at December 31, 2003

During the first quarter of 2004, these securities represented 5.6% of our total fixed maturities at fair value. The related amortized cost of the below investment grade securities at March 31, 2004 was $913.9 compared with $939.0 at December 31, 2003.

Our below investment grade securities had a net unrealized investment gain of $117.4 at March 31, 2004. That gain was fully comprised of gross unrealized investment gains as we have impaired all securities held by L&I with unrealized losses at March 31, 2004 because we do not expect them to recover in value before the sale of the L&I businesses is completed.

At March 31, 2004 our Discontinued Operations investment portfolio also included:

o $231.0 of non-publicly traded fixed maturities and equity securities - representing 1.2% of our L&I investment portfolio

o $495.5 of not-rated securities - representing 2.5% of our L&I investment portfolio

OUR MORTGAGE LOAN PORTFOLIO

Our Discontinued Operations held $927.0 of mortgage loans at March 31, 2004. That represents 4.7% of our L&I investment portfolio.

Our mortgage loans are on completed, income-producing commercial real estate, primarily in the retail, industrial and office building sectors.

The majority of the properties on which we hold mortgages are in three states:

o   29% in Washington
o   24% in California
o   11% in Oregon

We hold mortgages in no other state that represents greater than 10% of the mortgage loan balance.

Our mortgage loan policy includes these guidelines:

o   No loan when issued shall exceed 75% of the property's appraised value
o   Individual loans generally do not exceed $10.0
o   First mortgage liens secure the loans

Less than 1% of our mortgage loans were non-performing - those loans in default of principal or interest or both - at the end of the last two years and at March 31, 2004.

As a result, our allowance for mortgage loan losses has remained unchanged at $10.2 at March 31, 2004 and December 31, 2003.

MORTGAGE-BACKED SECURITIES

This table summarizes our Continuing Operations holdings of mortgage-backed securities at March 31, 2004.


                                                                                          CARRYING VALUE
                                                                       COST OR         --------------------
MARCH 31, 2004                                                         AMORTIZED COST    AMOUNT     PERCENT
-------------------------------------------------------------------------------------------------------------

RESIDENTIAL
Planned and Targeted Amortization Class and Sequential Pay CMOs    $        176.6   $     181.9         16%
Accrual Coupon (Z-Tranche) CMOs                                             337.0         343.2         29
Floating Rate CMOs                                                           22.8          23.4          2
Residential Mortgage-Backed Pass-Throughs (Non-CMOs)                          7.3           7.9          1
                                                                ---------------------------------------------
Total Residential                                                           543.7         556.4         48
                                                                ---------------------------------------------

SECURITIZED COMMERCIAL REAL ESTATE
Government/Agency-Backed                                                     44.3          47.6          4
CMOs and Pass-Throughs (Non-agency)                                         391.1         422.6         37
                                                                ---------------------------------------------
Total Securitized Commercial Real Estate                                    435.4         470.2         41
                                                                ---------------------------------------------
Other CMOs                                                                  121.9         126.7         11
-------------------------------------------------------------------------------------------------------------
Total                                                              $      1,101.0   $   1,153.3        100%
-------------------------------------------------------------------------------------------------------------

Our Continuing Operations hold $1,153.3 in mortgage-backed securities as of March 31, 2004. 93% were either government/agency-backed or AAA rated.

Here are the quality ratings of our Continuing Operations mortgage-backed securities portfolio.


RATING                                                              MARCH 31, 2004
---------------------------------------------------------- ----------------------------------
Government/Agency Backed                                                   45%
AAA                                                                        48
AA                                                                          6
A                                                                          --
BBB                                                                         1
BB or lower                                                                --
---------------------------------------------------------- ----------------------------------
 Total                                                                     100%
---------------------------------------------------------- ----------------------------------



This table summarizes our Discontinued Operations holdings of mortgage-backed securities at March 31, 2004.

                                                                                          CARRYING VALUE
                                                                       COST OR         --------------------
MARCH 31, 2004                                                         AMORTIZED COST    AMOUNT     PERCENT
-------------------------------------------------------------------------------------------------------------

RESIDENTIAL
Planned and Targeted Amortization Class and Sequential Pay
     CMOs                                                        $        2,025.6   $   2,099.0        47%
Accrual Coupon (Z-Tranche) CMOs                                             456.1         495.2        11
Floating Rate CMOs                                                          100.0         104.4         3
Companion/Support, Principal Only, Interest Only CMOs                         8.8           9.3        --
Subordinates                                                                 19.0          19.6        --
Residential Mortgage-Backed Pass-Throughs (Non-CMOs)                        380.6         391.3         9
                                                              -----------------------------------------------
Total Residential                                                         2,990.1       3,118.8        70
                                                              -----------------------------------------------

Securitized Commercial Real Estate
Government/Agency-Backed                                                    429.1         456.3        10
CMOs and Pass-Throughs (Non-agency)                                         629.0         686.3        16
                                                              -----------------------------------------------
Total Securitized Commercial Real Estate                                  1,058.1       1,142.6        26
                                                              -----------------------------------------------
Other CMOs                                                                  157.2         164.0         4
-------------------------------------------------------------------------------------------------------------
Total                                                            $        4,205.4   $   4,425.4       100%
-------------------------------------------------------------------------------------------------------------


Quality of Our Mortgage-Backed Securities - At March 31, 2004, 95% of our mortgage-backed securities were either government/agency-backed or AAA rated. We've limited our investment in riskier, more volatile CMOs and CMBSs to $28.9. That amount represents 0.7% of our total mortgage-backed securities.

Here are the quality ratings of our Discontinued Operations mortgage-backed securities portfolio.

RATING                                                                   MARCH 31, 2004
---------------------------------------------------------------- --------------------------------
Government/Agency Backed                                                         74%
AAA                                                                              21
AA                                                                                3
A                                                                                 1
BBB                                                                               1
BB or lower                                                                      --
---------------------------------------------------------------- --------------------------------
Total                                                                           100%
---------------------------------------------------------------- --------------------------------

ITEM 4 - CONTROLS AND PROCEDURES

We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of management, including our Chief Executive Officer, Chief Financial Officer and our disclosure committee.

Based on that  evaluation,  our Chief  Executive  Officer  and  Chief  Financial
Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2004 to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

There have been no changes in our internal controls over financial reporting during the first quarter that materially affected, or are reasonably likely to materially affect, our controls over financial reporting.

Safeco Corporation and Subsidiaries

-------------------------------------------------------------------------------
PART II - OTHER INFORMATION
--------------------------------------------------------------------------------

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

Our P&C companies are being sued in the U.S. District Court of Connecticut pursuant to a suit filed on January 14, 2003 and in California state court pursuant to a suit filed in August 10, 2001 by plaintiffs who seek back overtime pay for claims adjusters who they claim should have been considered non-exempt employees under the labor laws. In each of these suits, we have denied any suggestion of wrongdoing, and are actively defending against these allegations. Summary judgment in our favor was entered in the California case in January 2004.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(A)(3)   - EXHIBITS

         10.1     Separation Agreement between Safeco Corporation and Bruce Allenbaugh dated January 31, 2004.

         31.1     Certification of Chief Executive Officer of Safeco Corporation, dated May 7, 2004, in accordance with Securities Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2     Certification of Chief Financial Officer of Safeco Corporation, dated May 7, 2004, in accordance with Securities Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1     Certification of Chief Executive Officer of Safeco Corporation, dated May 7, 2004, in accordance with 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the
                  Sarbanes-Oxley Act of 2002.

         32.2     Certification of Chief Financial Officer of Safeco Corporation, dated May 7, 2004, in accordance with 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the
                  Sarbanes-Oxley Act of 2002.


(B)      - REPORTS ON FORM 8-K

         The registrant filed the following reports on Form 8-K during the quarter ended March 31, 2004 and for the period up to the filing date of this Form 10-Q.

         FILING DATED          UNDER                FILING RELATED TO:
         -------------------------------------------------------------------------------------------------

         January 26, 2004      Item 12 (Results     Earnings Release for Quarter ended December 31, 2003.
                                  of Operations and
                                  Financial
                                  Condition)
         March 15, 2004        Item 5               Agreement to sell Life & Investments operations to
                                  (Other Events)    investor group led by White Mountains and Berkshire
                                                    Hathaway. Agreement to sell Talbot Financial Corp.
                                                    to Senior Management Group.
         April 20, 2004        Item 12 (Results of  Earnings Release for Quarter ended March 31, 2004.
                                  Operations and
                                  Financial
                                  Condition)
         -------------------------------------------------------------------------------------------------

Safeco Corporation and Subsidiaries

-------------------------------------------------------------------------------
Signatures
-------------------------------------------------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 7, 2004.

                                       Safeco Corporation
                                       -------------------------
                                       Registrant

                                       /s/ MAURICE S. HEBERT
                                       -------------------------
                                       Maurice S. Hebert
                                       Vice President, Controller