Form 10-Q
period 2004-06-30
SAFECO CORP
filed 2004-08-06
CIK 86104

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended June 30, 2004

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

YES ☒. NO ☐.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES ☒. NO ☐.

139,143,594 shares of common stock of Safeco Corporation, no par value, were outstanding at July 30, 2004.

Safeco Corporation and Subsidiaries

Safeco Corporation and Subsidiaries

Consolidated Statements of Income

	THREE MONTHS ENDED JUNE 30		SIX MONTHS ENDED JUNE 30
	2004	2003	2004	2003
(In Millions, Except Per Share Amounts)	(Unaudited)		(Unaudited)
REVENUES
Property & Casualty Earned Premiums	$1,351.4	$1,201.8	$2,691.9	$2,364.9
Net Investment Income	119.1	119.8	234.1	239.4
Net Realized Investment Gains	84.9	15.7	127.7	23.9
Other	0.4	2.7	0.4	5.3

Total	1,555.8	1,340.0	3,054.1	2,633.5

EXPENSES
Losses and Loss Adjustment Expenses	776.3	846.7	1,602.3	1,635.8
Other Underwriting and Operating Expenses	158.8	164.1	312.9	322.5
Amortization of Deferred Policy Acquisition Costs	222.5	210.0	449.4	414.6
Interest Expense	31.5	30.9	62.0	65.7
Restructuring Charges	0.1	—	1.4	—

Total	1,189.2	1,251.7	2,428.0	2,438.6

Income from Continuing Operations before Income Taxes	366.6	88.3	626.1	194.9
Provision for Income Taxes	117.7	21.2	191.6	48.3

Income from Continuing Operations	248.9	67.1	434.5	146.6
Income (Loss) from Discontinued Operations (Net of Taxes of $(13.7) and $13.2 in 2004 and $22.8 and $29.1 in 2003)	(1.4)	44.8	49.2	55.3

Net Income	$247.5	$111.9	$483.7	$201.9

INCOME PER SHARE OF COMMON STOCK – DILUTED
Income from Continuing Operations	$1.78	$0.49	$3.10	$1.05
Income (Loss) from Discontinued Operations	(0.01)	0.32	0.35	0.40

Net Income	$1.77	$0.81	$3.45	$1.45

INCOME PER SHARE OF COMMON STOCK – BASIC
Income from Continuing Operations	$1.79	$0.49	$3.12	$1.06
Income (Loss) from Discontinued Operations	(0.01)	0.32	0.36	0.40

Net Income	$1.78	$0.81	$3.48	$1.46

Dividends Declared	$0.185	$0.185	$0.370	$0.370

Average Number of Shares Outstanding During the Period:
Diluted	140.1	139.0	140.1	138.8
Basic	139.1	138.4	139.0	138.3

See Condensed Notes to Consolidated Financial Statements.

Safeco Corporation and Subsidiaries

Consolidated Balance Sheets

	JUNE 30 2004	DECEMBER 31 2003
(In Millions)	(Unaudited)
ASSETS
Investments
Available-for-Sale Securities:
Fixed Maturities, at Fair Value (Cost or amortized cost: $8,344.4; $7,717.2)	$8,561.2	$8,159.2
Marketable Equity Securities, at Fair Value (Cost: $538.0; $684.8)	964.6	1,166.2
Other Invested Assets	10.3	18.8

Total Investments	9,536.1	9,344.2
Cash and Cash Equivalents	382.1	319.0
Accrued Investment Income	127.1	120.9
Premiums and Service Fees Receivable	1,122.0	1,043.9
Other Notes and Accounts Receivable	96.3	104.8
Current Income Taxes Recoverable	—	20.5
Deferred Income Taxes Recoverable	260.8	274.3
Reinsurance Recoverables	376.8	372.0
Deferred Policy Acquisition Costs	378.4	356.8
Land, Buildings and Equipment for Company Use (At cost less accumulated depreciation: $335.5; $311.8)	410.4	433.7
Other Assets	230.5	256.5
Securities Lending Collateral	1,069.7	951.9
Assets of Discontinued Operations	22,313.1	22,548.9

Total Assets	$36,303.3	$36,147.4

See Condensed Notes to Consolidated Financial Statements.

Safeco Corporation and Subsidiaries

Consolidated Balance Sheets

	JUNE 30 2004	DECEMBER 31 2003
(In Millions)	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Loss and Loss Adjustment Expense Reserves	$5,071.9	$5,044.6
Unearned Premiums	2,182.9	2,053.6
Debt	1,951.3	1,951.3
Current Income Taxes Payable	9.8	—
Other Liabilities	1,042.4	1,180.0
Securities Lending Payable	1,069.7	951.9
Liabilities of Discontinued Operations	19,923.9	19,942.7

Total Liabilities	31,251.9	31,124.1

Commitments and Contingencies	—	—
Preferred Stock, No Par value
Shares Authorized: 10.0
Shares Issued and Outstanding: None	—	—
Common Stock, No Par Value
Shares Authorized: 300.0
Shares Reserved for Options: 10.4; 11.6
Shares Issued and Outstanding: 138.9; 138.6	1,207.6	1,197.3
Retained Earnings	2,740.8	2,308.7
Accumulated Other Comprehensive Income, Net of Taxes
Unrealized Gains and Losses on Available-for-Sale Securities and Derivative Financial Instruments	1,146.3	1,589.0
Unrealized Foreign Currency Translation Adjustment	(12.8)	(8.8)
Deferred Policy Acquisition Costs Valuation Allowance	(24.8)	(57.2)
Minimum Pension Liability Adjustment	(5.7)	(5.7)

Total Accumulated Other Comprehensive Income	1,103.0	1,517.3

Total Shareholders’ Equity	5,051.4	5,023.3

Total Liabilities and Shareholders’ Equity	$36,303.3	$36,147.4

See Condensed Notes to Consolidated Financial Statements.

Safeco Corporation and Subsidiaries

Consolidated Statements of Cash Flows

SIX MONTHS ENDED JUNE 30	2004	2003
(In Millions)	(Unaudited)
OPERATING ACTIVITIES
Insurance Premiums Received	$2,743.0	$2,482.3
Dividends and Interest Received	227.2	236.2
Insurance Claims Paid	(1,578.6)	(1,692.0)
Underwriting, Acquisition, Insurance and Other Operating Costs Paid	(853.7)	(882.3)
Interest Paid	(61.3)	(58.6)
Income Taxes Paid	(73.9)	(9.6)
Discontinued Operations, Net	413.0	426.6

Net Cash Provided by Operating Activities	815.7	502.6

INVESTING ACTIVITIES
Purchases of
Fixed Maturities Available-for-Sale	(1,305.9)	(1,027.3)
Equity Securities Available-for-Sale	(255.1)	(71.4)
Maturities and Calls of Fixed Maturities Available-for-Sale	423.2	536.6
Sales of:
Fixed Maturities Available-for-Sale	519.1	606.7
Equity Securities Available-for-Sale	320.8	84.1
Other, Net	3.7	3.5
Discontinued Operations, Net	59.2	(589.0)

Net Cash Used in Investing Activities	(235.0)	(456.8)

FINANCING ACTIVITIES
Proceeds from Notes	—	495.9
Repayment of Notes	—	(507.3)
Dividends Paid to Shareholders	(51.4)	(51.2)
Common Stock Reacquired	(38.0)	—
Stock Options Exercised	44.0	3.7
Other, Net	—	(8.5)
Discontinued Operations, Net	(396.0)	139.4

Net Cash Provided by (Used in) Financing Activities	(441.4)	72.0

Cash (Provided by) Used in Discontinued Operations	(76.2)	23.0

Net Increase in Cash and Cash Equivalents in Continuing Operations	63.1	140.8
Cash and Cash Equivalents at Beginning of Period	319.0	369.1

Cash and Cash Equivalents at End of Period	$382.1	$509.9

See Condensed Notes to Consolidated Financial Statements.

Safeco Corporation and Subsidiaries

Consolidated Statements of Cash Flows –

Reconciliation of Net Income to Net Cash Provided by Operating Activities

SIX MONTHS ENDED JUNE 30	2004	2003
(In Millions)	(Unaudited)
Net Income	$483.7	$201.9

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Income from Discontinued Operations, Net of Taxes	(49.2)	(55.3)
Net Realized Investment Gains	(127.7)	(23.9)
Amortization of Fixed Maturities	22.1	(5.3)
Amortization and Depreciation	28.0	28.9
Deferred Income Tax Provision	87.4	50.7
Other	10.3	3.1
Changes in
Accrued Investment Income	(6.2)	(2.9)
Deferred Policy Acquisition Costs	(21.6)	(11.4)
Property & Casualty Loss and Loss Adjustment Expense Reserves	27.3	(82.5)
Unearned Premiums	129.3	160.3
Current Income Taxes Recoverable (Payable)	30.3	(9.5)
Other Assets and Liabilities	(211.0)	(178.1)
Discontinued Operations, Net	413.0	426.6

Total Adjustments	332.0	300.7

Net Cash Provided by Operating Activities	$815.7	$502.6

There were no significant non-cash financing or investing activities for the six months ended June 30, 2004 and 2003.

See Condensed Notes to Consolidated Financial Statements.

Safeco Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity

SIX MONTHS ENDED JUNE 30	2004	2003
(In Millions)	(Unaudited)
COMMON STOCK
Balance at Beginning of Period	$1,197.3	$1,178.1
Stock Issued for Options and Rights	42.1	2.9
Stock Compensation Expense	6.2	1.9
Common Stock Reacquired	(38.0)	—

Balance at End of Period	1,207.6	1,182.9

RETAINED EARNINGS
Balance at Beginning of Period	2,308.7	2,072.2
Net Income	483.7	201.9
Dividends Declared	(51.6)	(51.3)
Other	—	(0.2)

Balance at End of Period	2,740.8	2,222.6

ACCUMULATED OTHER COMPREHENSIVE INCOME, NET OF TAXES
Balance at Beginning of Period	1,517.3	1,181.3
Other Comprehensive Income (Loss)	(414.3)	567.5

Balance at End of Period	1,103.0	1,748.8

Shareholders’ Equity	$5,051.4	$5,154.3

Consolidated Statements of Comprehensive Income (Loss)

	THREE MONTHS ENDED JUNE 30		SIX MONTHS ENDED JUNE 30
	2004	2003	2004	2003
(In Millions)	(Unaudited)		(Unaudited)
Net Income	$247.5	$111.9	$483.7	$201.9

Other Comprehensive Income (Loss), Net of Taxes:
Change in Unrealized Gains (Losses) on Available-for-Sale Securities	(771.6)	548.3	(513.9)	570.1
Reclassification Adjustment for Net Realized Investment (Gains) Losses Included in Net Income	44.6	(14.7)	83.0	17.7
Derivatives Qualifying as Cash Flow Hedges-Net Change in Fair Value	(19.1)	(6.3)	(11.8)	(4.2)
Adjustment for Deferred Policy Acquisition Costs Valuation Allowance	53.5	(22.9)	32.4	(21.3)
Foreign Currency Translation Adjustments	(3.0)	(0.6)	(4.0)	5.2

Other Comprehensive Income (Loss)	(695.6)	503.8	(414.3)	567.5

Comprehensive Income (Loss)	$(448.1)	$615.7	$69.4	$769.4

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

Throughout our unaudited Consolidated Financial Statements, Safeco Corporation and its subsidiaries are referred to as “Safeco,” “we” and “our.” The property and casualty businesses including surety are referred to as “Property & Casualty” and “P&C”. All other continuing activities, primarily the financing of our business activities, are collectively referred to as “Corporate.” The discontinued life insurance, group stop-loss medical insurance and asset management businesses are referred to as “Discontinued Operations,” “Life & Investments” and “L&I.”

On March 15, 2004, we entered into definitive agreements to sell substantially all our L&I operations. On April 8, 2004, we entered into an agreement for the sale of the remaining part of our L&I operations and accordingly we have presented L&I as a Discontinued Operation in these Consolidated Financial Statements in accordance with Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Prior-year amounts have been restated to reflect the presentation of Discontinued Operations.

On August 2, 2004, we completed the sale of our L&I operations to an investment group led by White Mountains Insurance Group, Ltd. and Berkshire Hathaway, Inc. We completed the sale of Talbot Financial Corporation on July 1, 2004 and the sale of Safeco Trust Company on April 19, 2004. See Note 9 – Discontinued Operations and Note 10 – Subsequent Event.

Basis of Consolidation and Reporting and Use of Estimates

We prepared the unaudited Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instructions to Form 10-Q. Certain financial information, which is required in the annual financial statements prepared in conformity with GAAP, may not be required for interim financial reporting purposes and has been condensed or omitted. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation of results for the interim periods have been included. Results for the six-month period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

We present the computation of net income per share below, based upon weighted-average common and dilutive shares outstanding:

	THREE MONTHS ENDED JUNE 30		SIX MONTHS ENDED JUNE 30
	2004	2003	2004	2003
Net Income	$247.5	$111.9	$483.7	$201.9
Average Number of Common Shares Outstanding	139.1	138.4	139.0	138.3

Basic Net Income Per Share	$1.78	$0.81	$3.48	$1.46

Net Income	$247.5	$111.9	$483.7	$201.9
Average Number of Common Shares Outstanding	139.1	138.4	139.0	138.3
Additional Common Shares Assumed Issued Under Treasury Stock Method	1.0	0.6	1.1	0.5

Average Number of Common Shares Outstanding - Diluted	140.1	139.0	140.1	138.8

Diluted Net Income Per Share	$1.77	$0.81	$3.45	$1.45

Stock-Based Compensation Expense

The Safeco Long-Term Incentive Plan of 1997 (the Plan), as amended, provides for the issuance of up to 12,000,000 shares of our common stock. Incentive stock options, non-qualified stock options, restricted stock rights (RSR), performance stock rights (PSR) and stock appreciation rights are authorized under the Plan. We grant stock-based compensation awards at the fair market value of the stock on the date of the grant.

Prior to 2003, we applied Accounting Principles Board (APB) Opinion 25 in accounting for our stock options, as allowed under SFAS 123, “Accounting for Stock-Based Compensation,” as amended. Under APB 25, we recognized no compensation expense related to options because the exercise price of our employee stock options equaled the fair market value of the underlying stock on the date of grant. Effective in the second quarter of 2004, we replaced our annual stock option program with a restricted stock program.

In December 2002, the FASB issued SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” amending SFAS 123, to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation under SFAS 123. We adopted the fair value method for accounting for stock-based compensation effective January 1, 2003, using the prospective basis transition method. Under this method, we have recognized stock-based compensation expense for options granted, modified or settled after January 1, 2003. Stock-based compensation expense was $4.9 ($3.4 after tax) for the three months ended June 30, 2004 and $10.3 ($7.3 after tax) for the six months ended June 30, 2004. Stock-based compensation expense was $2.7 ($2.0 after tax) for the three months ended June 30, 2003 and $3.1 ($2.3 after tax) for the six months ended June 30, 2003.

The following table illustrates the pro forma effect on net income and net income per share as if the fair value method had been applied to all outstanding and unvested awards in each period:

	THREE MONTHS ENDED JUNE 30		SIX MONTHS ENDED JUNE 30
	2004	2003	2004	2003
Net Income, as reported	$247.5	$111.9	$483.7	$201.9
Add: Stock-based Compensation Expense Included in Reported Net Income, After Tax	3.4	2.0	7.3	2.3
Deduct: Pro Forma Stock-based Compensation Expense*	(4.5)	(3.9)	(9.4)	(6.1)

Pro Forma Net Income	$246.4	$110.0	$481.6	$198.1

Net Income Per Share
Basic – as Reported	$1.78	$0.81	$3.48	$1.46
Diluted – as Reported	$1.77	$0.81	$3.45	$1.45
Basic – Pro Forma	$1.77	$0.79	$3.46	$1.43
Diluted – Pro Forma	$1.76	$0.79	$3.44	$1.43

*	Determined under fair value based method for all awards, net of related tax effects.

Cash Balance Plan

The Safeco Cash Balance Plan (CBP) is a noncontributory defined benefit plan that provides benefits for each year of service after 1988, based on each eligible participant’s compensation plus a stipulated rate of return on their benefit balance. We make contributions to the CBP based on funding requirements set by the Employee Retirement Income Security Act (ERISA). Our annual contribution for 2004 was made in the first quarter and totaled $12.9 pretax.

Other Postretirement Benefits

We also provide certain healthcare and life insurance benefits, Other Postretirement Benefits (OPRB), for certain retired employees, their beneficiaries and eligible dependents. We contributed $1.3 pretax in the second quarter and $2.6 pretax in the first six months of 2004 and expect to contribute a total of $5.2 pretax to the OPRB program in 2004.

We amended our OPRB program in the third quarter of 2003. The amendments created negative prior service cost, which will be amortized over the average remaining service period of all active participants. The related amortization resulted in a credit to OPRB expense of $2.9 pretax for the three months ended June 30, 2004 and $5.5 pretax for the six months ended June 30, 2004.

The following tables summarize CBP and OPRB costs charged (credited) to income for the three and six months ended June 30, 2004 and 2003:

	CBP		OPRB
THREE MONTHS ENDED JUNE 30	2004	2003	2004	2003
Service Cost	$3.2	$2.4	$0.2	$1.7
Interest Cost	2.3	2.2	1.4	2.9
Expected Return on Plan Assets	(2.6)	(2.0)	—	—
Amortization of Prior Service Cost and Unrecognized Net Actuarial (Gain) Loss	—	0.4	(2.9)	0.6

Total	$2.9	$3.0	$(1.3)	$5.2

	CBP		OPRB
SIX MONTHS ENDED JUNE 30	2004	2003	2004	2003
Service Cost	$6.6	$4.8	$0.3	$3.0
Interest Cost	4.7	4.3	2.3	5.2
Expected Return on Plan Assets	(5.4)	(3.9)	—	—
Amortization of Prior Service Cost and Unrecognized Net Actuarial (Gain) Loss	0.1	0.8	(5.5)	1.0

Total	$6.0	$6.0	$(2.9)	$9.2

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

FASB Exposure Draft, “Share-Based Payment”

On March 31, 2004, the FASB issued its Exposure Draft, “Share-Based Payment”, which is a proposed amendment to SFAS 123. The proposed statement would require all share-based compensation awards granted, modified or settled after December 15, 1994 to be accounted for using the fair value method of accounting on a prospective basis. As discussed in “Stock-Based Compensation Expense”, we adopted the fair value method of accounting for share-based awards effective January 1, 2003. Based on the current amount of remaining unvested share-based awards issued since December 15, 1994 not previously recognized at fair value, we do not believe that adoption of the statement in its current form would have a material impact on our financial condition or results of operations. The FASB expects to issue a final statement late in 2004 that would be effective for public companies for fiscal years beginning after December 15, 2004.

FASB Staff Position (FSP) 106-2 “Accounting & Disclosure Requirements related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (the Act)

In May 2004, FSP 106-2 was issued. FSP 106-2 provides guidance on accounting for the Act, which introduced a Medicare prescription-drug benefit and a federal subsidy to sponsors of retiree health-care plans that provide a benefit at least “actuarially equivalent” to the Medicare benefit. We determined that the potential impact of the subsidy would not be considered a significant event as defined in SFAS 106, “Employer’s Accounting for Postretirement Benefits, Other than Pensions.” Accordingly, recognition of the subsidy will not occur until the next measurement date of plan assets and liabilities (December 31, 2004).

NOTE 2 - INVESTMENTS

FIXED MATURITIES AND MARKETABLE EQUITY SECURITIES

The following tables summarize our fixed maturities and marketable equity securities:

JUNE 30, 2004	COST OR AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	NET UNREALIZED GAINS	FAIR VALUE
Fixed Maturities:
U.S. Government and Agencies	$1,028.2	$35.0	$(7.3)	$27.7	$1,055.9
State and Political Subdivisions	2,301.1	91.4	(20.6)	70.8	2,371.9
Foreign Governments	75.1	3.5	(3.1)	0.4	75.5
Corporate Securities	3,745.3	128.7	(29.7)	99.0	3,844.3
Mortgage-Backed Securities	1,194.7	28.8	(9.9)	18.9	1,213.6

Total Fixed Maturities	8,344.4	287.4	(70.6)	216.8	8,561.2
Marketable Equity Securities	538.0	429.5	(2.9)	426.6	964.6

Total – Continuing Operations	$8,882.4	$716.9	$(73.5)	$643.4	$9,525.8

Fixed Maturities – Discontinued Operations	$16,569.2	$1,090.8	$—	$1,090.8	$17,660.0
Marketable Equity Securities – Discontinued Operations	95.9	15.5	—	15.5	111.4

Total – Discontinued Operations	$16,665.1	$1,106.3	$—	$1,106.3	$17,771.4

DECEMBER 31, 2003	COST OR AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	NET UNREALIZED GAINS	FAIR VALUE
Fixed Maturities:
U.S. Government and Agencies	$964.6	$53.3	$(0.5)	$52.8	$1,017.4
State and Political Subdivisions	2,219.6	164.9	(3.4)	161.5	2,381.1
Foreign Governments	41.8	3.7	—	3.7	45.5
Corporate Securities	3,403.3	193.5	(9.8)	183.7	3,587.0
Mortgage-Backed Securities	1,087.9	43.6	(3.3)	40.3	1,128.2

Total Fixed Maturities	7,717.2	459.0	(17.0)	442.0	8,159.2
Marketable Equity Securities	684.8	484.1	(2.7)	481.4	1,166.2

Total – Continuing Operations	$8,402.0	$943.1	$(19.7)	$923.4	$9,325.4

Fixed Maturities – Discontinued Operations	$16,573.0	$1,474.3	$—	$1,474.3	$18,047.3
Marketable Equity Securities – Discontinued Operations	96.9	15.9	—	15.9	112.8

Total – Discontinued Operations	$16,669.9	$1,490.2	$—	$1,490.2	$18,160.1

We have reported an impairment charge for all securities of our Discontinued Operations with unrealized losses at June 30, 2004 and December 31, 2003 because we do not expect them to recover in value before the sale of the L&I businesses is completed. The impairment charge totaled $90.8 pretax for the three and six months ended June 30, 2004 and $146.5 pretax for the twelve months ended December 31, 2003.

The following table shows our investment gross unrealized losses and fair values of our Continuing Operations, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2004:

	LESS THAN 12 MONTHS		12 MONTHS OR MORE		TOTAL
DESCRIPTION OF SECURITIES	FAIR VALUE	UNREALIZED LOSSES	FAIR VALUE	UNREALIZED LOSSES	FAIR VALUE	UNREALIZED LOSSES
Fixed Maturities:
U.S. Government and Agencies	$397.4	$(5.0)	$37.8	$(2.3)	$435.2	$(7.3)
State and Political Subdivisions	926.6	(18.2)	46.6	(2.4)	973.2	(20.6)
Foreign Governments	52.8	(3.1)	—	—	52.8	(3.1)
Corporate Securities	1,278.5	(25.2)	56.6	(4.5)	1,335.1	(29.7)
Mortgaged-Backed Securities	486.3	(8.0)	36.7	(1.9)	523.0	(9.9)

Total Fixed Maturities	3,141.6	(59.5)	177.7	(11.1)	3,319.3	(70.6)
Marketable Equity Securities	40.2	(2.9)	—	—	40.2	(2.9)

Total – Continuing Operations	$3,181.8	$(62.4)	$177.7	$(11.1)	$3,359.5	$(73.5)

The unrealized losses of these investments represented approximately 0.8% of the cost of our investment portfolio at June 30, 2004.

We reviewed all our investments with unrealized losses at June 30, 2004 in accordance with our impairment policy. Our evaluation concluded that these declines in fair value were temporary after considering:

•	That the majority of such losses for securities in an unrealized loss position for less than 12 months were interest rate-related

•	For securities in an unrealized loss position for 12 months or more, the financial condition and near-term prospects of the issuer of the security, including any specific events that may affect its operations or earnings potential

•	Our intent and ability to keep the security long enough to recover its value

FIXED MATURITIES BY MATURITY DATE

The following table summarizes the cost or amortized cost and fair value of our Continuing Operations fixed maturities at June 30, 2004, by contractual years-to-maturity. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties:

MATURITY	COST OR AMORTIZED COST	FAIR VALUE
One Year or Less	$669.4	$679.3
Over One Year through Five Years	3,085.1	3,146.8
Over Five Years through Ten Years	1,417.7	1,462.5
Over Ten Years	1,977.5	2,059.0
Mortgage-Backed Securities	1,194.7	1,213.6

Total Fixed Maturities – Continuing Operations	$8,344.4	$8,561.2

The carrying value of securities on deposit with state regulatory authorities was $436.1 at June 30, 2004 and $399.9 at December 31, 2003 for our Continuing Operations. The carrying value of securities on deposit with state regulatory authorities for our Discontinued Operations was $11.0 at June 30, 2004 and December 31, 2003.

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

Continuing Operations

FAIR VALUE HEDGES

We use interest rate swaps to hedge the change in fair value of certain fixed-rate debt. At June 30, 2004 we had $575.0 of notional amounts outstanding relating to such hedges. These derivatives have been designated as fair value hedges and, because they have been determined to be highly effective, changes in their fair value and the related portions of the debt that they hedge are recognized on a net basis in Net Realized Investment Gains in the Consolidated Statements of Income.

Differences between the changes in fair value of these derivatives and the hedged items represent hedge ineffectiveness. In the three and six months ended June 30, 2004 and 2003, no amounts were recognized in earnings due to hedge ineffectiveness.

OTHER DERIVATIVES

Safeco Financial Products (SFP), our wholly owned subsidiary, engaged in limited derivatives activity by selling single-name credit default swaps, writing and hedging S&P 500 index options and investing in and hedging convertible bonds. All these derivative positions were terminated prior to December 31, 2003. These SFP activities were not designated for hedge accounting treatment under SFAS 133. Changes in the fair values of these instruments were recognized in Net Realized Investment Gains in the Consolidated Statements of Income. The fee income on the credit default swaps and the earnings and fair value adjustments for the S&P 500 index options and the convertible bonds were included in Net Investment Income in the Consolidated Statements of Income. Pretax income (loss) before net realized investment gains for SFP was $1.0 for the three months ended June 30, 2003 and there was no income or loss for this period in 2004. Pretax income (loss) before net realized investment gains for SFP was $(0.4), and $1.2 for the six months ended June 30, 2004 and 2003. Net realized investment gains before tax for SFP were $10.3 and $19.3 for the three and six months ended June 30, 2003 and there were no gains or losses in the same periods of 2004.

Discontinued Operations

FAIR VALUE HEDGES

Our Discontinued Operations use interest rate swaps to offset the change in fair value of certain fixed rate assets. At June 30, 2004 we had $317.1 of notional amounts outstanding relating to such hedges. There was no hedge ineffectiveness recognized in earnings related to these fair value hedges in the three and six months ended June 30, 2004 and 2003.

CASH FLOW HEDGES

We also use interest rate swaps to hedge the variability of future cash flows arising from changes in interest rates associated with certain variable rate assets and forecasted transactions. At June 30, 2004, we had $75.0 of notional amounts outstanding relating to such hedges. These derivatives have been designated as cash flow hedges and, because they have been determined to be highly effective, we recognize the changes in fair value of the derivatives as a component of Other Comprehensive Income (OCI), net of deferred income taxes, until the hedged transaction affects current earnings. At the time current earnings are affected by the variability of cash flows due to interest rate changes, the related portion of deferred gains or losses on cash flow hedge derivatives are reclassified from OCI and recorded in the Consolidated Statements of Income. Amounts recorded in OCI related to derivatives qualifying as cash flow hedges resulted in a decrease of $11.8 after tax for the six months ended June 30, 2004 and a decrease of $4.2 after tax for the same period in 2003.

The interest rate swaps related to forecasted transactions that are considered probable of occurring are considered to be highly effective and qualify for hedge treatment under SFAS 133. SFAS 133 requires that amounts deferred in OCI be reclassified into earnings either when the forecasted transaction occurs, or when it is considered not probable of occurring – whichever happens sooner. In the quarter ended June 30, 2004, $11.4 pretax ($7.4 after tax) was reclassified from OCI to Income from Discontinued Operations relating to forecasted transactions that were considered no longer probable of occurring. Also in the quarter ended June 30, 2004, $11.9 pretax ($7.7 after tax) was reclassified from OCI to Income from Discontinued Operations relating to forecasted transactions that were not probable of occurring before the sale of the L&I business is completed. In the quarter ended June 30, 2003, $15.2 pretax ($9.9 after tax) was reclassified from OCI into Income from Discontinued Operations relating to forecasted transactions that were considered no longer probable of occurring.

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

Differences between income taxes computed by applying the U.S. federal income tax rate of 35% to Income (Loss) from Continuing Operations and Discontinued Operations before Income Taxes and the consolidated provision (benefit) for income taxes were as follows:

THREE MONTHS ENDED JUNE 30	2004		2003
	CONTINUING OPERATIONS	DISCONTINUED OPERATIONS	CONTINUING OPERATIONS	DISCONTINUED OPERATIONS
Income (Loss) before Income Taxes	$366.6	$(15.1)	$88.3	$67.4

Computed “Expected” Tax Expense	128.3	(5.3)	30.9	23.6
Tax-Exempt Municipal Bond Income	(9.1)	—	(9.4)	—
Dividends Received Deduction	(2.1)	(0.6)	(3.2)	(0.8)
Other	0.6	(7.8)	2.9	—

Consolidated Provision (Benefit) for Income Taxes	117.7	(13.7)	21.2	22.8

Current Provision (Benefit) for Income Taxes	68.6	(0.9)	0.6	2.4
Deferred Provision (Benefit) for Income Taxes	49.1	(12.8)	20.6	20.4

Consolidated Provision (Benefit) for Income Taxes	$117.7	$(13.7)	$21.2	$22.8

SIX MONTHS ENDED JUNE 30	2004		2003
	CONTINUING OPERATIONS	DISCONTINUED OPERATIONS	CONTINUING OPERATIONS	DISCONTINUED OPERATIONS
Income before Income Taxes	$626.1	$62.4	$194.9	$84.4

Computed “Expected” Tax Expense	219.1	21.8	68.2	29.5
Tax-Exempt Municipal Bond Income	(18.2)	—	(18.6)	—
Dividends Received Deduction	(4.5)	(1.4)	(4.6)	(1.6)
Other	(4.8)	(7.2)	3.3	1.2

Consolidated Provision for Income Taxes	191.6	13.2	48.3	29.1

Current Provision (Benefit) for Income Taxes	104.2	1.9	(2.4)	27.8
Deferred Provision for Income Taxes	87.4	11.3	50.7	1.3

Consolidated Provision for Income Taxes	$191.6	$13.2	$48.3	$29.1

The tax effects of temporary differences that give rise to the deferred income tax assets and deferred income tax liabilities at June 30, 2004 and December 31, 2003 were as follows:

	JUNE 30, 2004		DECEMBER 31, 2003
	CONTINUING OPERATIONS	DISCONTINUED OPERATIONS	CONTINUING OPERATIONS	DISCONTINUED OPERATIONS
Deferred Income Tax Assets
Goodwill	$175.6	$16.0	$185.9	$14.9
Discounting of Loss and LAE Reserves for Tax Purposes	206.2	—	211.4	—
Unearned Premium Liability	167.3	—	159.0	—
Investment Impairments	12.8	118.1	26.2	99.4
Postretirement Benefits	44.4	—	42.1	4.0
Alternative Minimum Tax Carryforwards	—	—	62.4	—
Net Operating Loss Carryforwards	—	—	23.5	—
Adjustment to Life Policy Liabilities	—	70.0	—	96.7
Capitalization of Life Policy Acquisition Costs	—	71.4	—	76.1
Other	77.2	22.4	63.8	25.6

Total Deferred Income Tax Assets	683.5	297.9	774.3	316.7

Deferred Income Tax Liabilities
Unrealized Appreciation of Investment Securities, Derivative Financial Instruments, Deferred Policy Acquisition Cost Valuation Allowance, Minimum Pension Liability and Foreign Currency Adjustment	234.1	354.2	314.2	497.2
Deferred Policy Acquisition Costs	132.4	126.3	124.9	129.6
Other	56.2	48.3	60.9	56.6

Total Deferred Income Tax Liabilities	422.7	528.8	500.0	683.4

Net Deferred Income Tax Asset (Liability)	$260.8	$(230.9)	$274.3	$(366.7)

NOTE 5 – LONG-TERM DEBT

The following table shows the total principal amount of our long-term debt, interest rates and maturities of debt. No debt is classified as current at June 30, 2004 and December 31, 2004.

	JUNE 30, 2004	DECEMBER 31, 2003
6.875% Notes Due 2007	$200.0	$200.0
4.200% Notes Due 2008	200.0	200.0
4.875% Notes Due 2010	300.0	300.0
7.250% Notes Due 2012	375.0	375.0
8.072% Debentures Due 2037	876.3	876.3

Total Debt	$1,951.3	$1,951.3

As of June 30, 2004, we maintained a bank credit facility with $500.0 available through September 2005. See Note 10 – Subsequent Event.

NOTE 6 – RESTRUCTURING CHARGES

We have identified expense reductions across the company that will enable us to better compete in property and casualty insurance markets. In September 2003, we announced that we would eliminate approximately 500 jobs and all such jobs had been eliminated by March 31, 2004. The positions impacted were primarily in our corporate departments. We expect this initiative to reduce our 2004 operating expenses by approximately $75.0.

For the three and six months ended June 30, 2004, period costs associated with the restructuring totaled $0.1 and $1.4. These period costs represented termination benefits. Charges have been recognized and accrued as a restructuring charge and allocated to our reportable segments in accordance with SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities”. Other charges that do not meet the criteria for accrual will be expensed as restructuring charges when incurred.

Estimated and actual costs associated with the restructuring were as follows:

	TOTAL EXPECTED COSTS	2003	THREE MONTHS ENDED JUNE 30, 2004	SIX MONTHS ENDED JUNE 30, 2004
One-Time Termination Benefits	$9.7	$8.2	$0.1	$1.4
Lease Termination Costs and Other Costs	3.2	1.0	—	—

Total	$12.9	$9.2	$0.1	$1.4

Estimated costs associated with the restructuring to reduce our expenses were allocated to our reportable segments in our Continuing Operations as follows:

	TOTAL EXPECTED COSTS	2003	THREE MONTHS ENDED JUNE 30, 2004	SIX MONTHS ENDED JUNE 30, 2004
Safeco Personal Insurance (SPI)
Auto	$5.5	$3.8	$0.1	$0.7
Property	2.2	1.6	—	0.2
Specialty	0.2	0.1	—	—

Total SPI	7.9	5.5	0.1	0.9

Safeco Business Insurance (SBI)
SBI Regular	2.7	1.9	—	0.3
SBI Special Accounts Facility	0.9	0.6	—	0.1

Total SBI	3.6	2.5	—	0.4

Surety	0.4	0.3	—	0.1
P&C Other	0.1	0.0	—	—

Total P&C	12.0	8.3	0.1	1.4
Corporate	0.9	0.9	—	—

Total	$12.9	$9.2	$0.1	$1.4

The activity related to previously accrued restructuring charges as of June 30, 2004 was as follows:

	BALANCE AT DECEMBER 31 2003	COSTS ACCRUED	AMOUNTS PAID	BALANCE AT JUNE 30 2004
Severance Costs	$0.2	$—	$0.2	$—
Lease Terminations and Other Costs	0.7	—	0.7	—

Total	$0.9	$—	$0.9	$—

NOTE 7 – COMPREHENSIVE INCOME

Comprehensive income is defined as all changes in shareholders’ equity, except those arising from transactions with shareholders. Comprehensive income includes net income and other comprehensive income, which for us consists of changes in unrealized gains or losses on investments carried at fair market value, derivatives, deferred policy acquisition costs valuation allowance, changes in foreign currency translation gains or losses and minimum pension liability.

The components of accumulated other comprehensive income or losses were as follows:

SIX MONTHS ENDED JUNE 30	2004			2003
	PRETAX	TAXES	AFTER TAX	PRETAX	TAXES	AFTER TAX
Change in Unrealized Gains and Losses of Available-for-Sale Securities	$(790.6)	$276.7	$(513.9)	$876.7	$(306.6)	$570.1
Reclassification adjustment for Net Realized Investment (Gains) Losses included in Net Income	127.7	(44.7)	83.0	27.6	(9.9)	17.7
Derivatives Qualifying as Cash Flow Hedges – Net Changes in Fair Value	(18.2)	6.4	(11.8)	(6.4)	2.2	(4.2)
Deferred Policy Acquisition Costs Valuation Allowance	49.8	(17.4)	32.4	(32.8)	11.5	(21.3)
Foreign Currency Translation Adjustments	(6.1)	2.1	(4.0)	7.9	(2.7)	5.2

Other Comprehensive Income (Loss)	$(637.4)	$223.1	$(414.3)	$873.0	$(305.5)	$567.5

NOTE 8 – SEGMENT INFORMATION

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

SAFECO PERSONAL INSURANCE

SPI offers auto, homeowners and other specialty insurance products for individuals, and the SPI operations are organized around three reportable segments – Auto, Property and Specialty – which are managed separately by these product groupings.

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

SAFECO BUSINESS INSURANCE

SBI offers business owner policies, multi-peril packages, property, general liability, commercial auto and workers compensation. SBI’s operations are organized around two segments: SBI Regular and SBI Special Accounts Facility, which are managed separately based on the nature of the underlying insured.

SBI Regular is our core commercial segment writing a variety of commercial insurance products for small- to medium-sized businesses (customers who pay annual written premiums of $100,000 or less). Our principal business insurance products include business owner policies, commercial auto, commercial multi-peril, workers compensation, property and general liability.

SBI Special Accounts Facility writes larger commercial accounts for our key agents who sell our core P&C products as well as our four specialty commercial programs, which are lender-placed property insurance, agents’ errors and omissions insurance, mini-storage and warehouse properties and non-profit social services organizations.

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

CORPORATE

In addition to these operating segments, certain activities are reported in the Corporate segment and not allocated to individual segments. The Corporate segment includes operating results for the parent company, which includes interest expense for our debt; SFP, which was engaged in limited derivative activity until its operations were wound down in December 2003; intercompany eliminations and other corporate activities including indirect overhead expenses previously allocated to L&I.

Discontinued Operations

L&I

The Discontinued Operations include results of our L&I businesses. See Note 9 for more information.

In reporting L&I as a Discontinued Operation, indirect corporate overhead expenses are no longer allocated to L&I. Previously allocated expenses of $3.0 per quarter in 2003 have been eliminated from the L&I operations and included in the Corporate segment. Prior-period amounts have been restated to reflect the presentation of L&I as a Discontinued Operation.

The following tables present selected financial information by segment for our Continuing Operations and reconcile segment revenues and underwriting results to amounts reported in the Consolidated Statements of Income.

REVENUES

	THREE MONTHS ENDED JUNE 30		SIX MONTHS ENDED JUNE 30
	2004	2003	2004	2003
PROPERTY & CASUALTY
Safeco Personal Insurance (SPI)
Auto	$643.5	$546.1	$1,263.6	$1,068.2
Property	227.5	230.6	455.7	458.1
Specialty	22.1	20.4	43.3	40.1

Total SPI	893.1	797.1	1,762.6	1,566.4

Safeco Business Insurance (SBI)
SBI Regular	299.5	272.1	601.9	538.1
SBI Special Accounts Facility	108.0	93.2	224.7	181.1

Total SBI	407.5	365.3	826.6	719.2

Surety	47.6	38.5	93.0	70.6
P&C Other	3.2	0.9	9.7	8.7

Total Property & Casualty Earned Premiums	1,351.4	1,201.8	2,691.9	2,364.9
P&C Net Investment Income	115.8	116.5	227.5	229.3

Total Property & Casualty Revenues (excluding Net Realized Investment Gains)	1,467.2	1,318.3	2,919.4	2,594.2
CORPORATE	3.7	6.0	7.0	15.4
Net Realized Investment Gains	84.9	15.7	127.7	23.9

TOTAL REVENUES	$1,555.8	$1,340.0	$3,054.1	$2,633.5

PRETAX UNDERWRITING PROFITS (LOSSES) AND NET INCOME

	THREE MONTHS ENDED JUNE 30		SIX MONTHS ENDED JUNE 30
	2004	2003	2004	2003
PROPERTY & CASUALTY
Underwriting Profits (Losses)
Safeco Personal Insurance (SPI)
Auto	$61.0	$(0.9)	$84.1	$(7.5)
Property	79.3	(6.6)	140.7	21.4
Specialty	6.7	10.2	13.1	15.5

Total SPI	147.0	2.7	237.9	29.4

Safeco Business Insurance (SBI)
SBI Regular	31.9	(11.5)	55.7	(16.8)
SBI Special Accounts Facility	17.5	(0.6)	36.0	5.8

Total SBI	49.4	(12.1)	91.7	(11.0)

Surety	11.5	6.8	20.8	10.5
P&C Other	(10.2)	(9.7)	(17.3)	(20.2)

Total Pretax Underwriting Profit (Loss)	197.7	(12.3)	333.1	8.7
P&C Net Investment Income	115.8	116.5	227.5	229.3
Restructuring Charges	(0.1)	—	(1.4)	—

Total Property & Casualty	313.4	104.2	559.2	238.0
CORPORATE	(31.7)	(31.6)	(60.8)	(67.0)
Net Realized Investment Gains before Taxes	84.9	15.7	127.7	23.9

Income from Continuing Operations before Income Taxes	366.6	88.3	626.1	194.9
Provision for Income Taxes	117.7	21.2	191.6	48.3

Income from Continuing Operations	248.9	67.1	434.5	146.6
Income (Loss) from Discontinued Operations, Net of Tax	(1.4)	44.8	49.2	55.3

NET INCOME	$247.5	$111.9	$483.7	$201.9

	JUNE 30 2004	DECEMBER 31 2003
ASSETS
PROPERTY & CASUALTY
Safeco Personal Insurance (SPI)
Auto	$3,998.8	$3,683.0
Property	2,170.1	2,199.8
Specialty	205.2	189.0

Total SPI	6,374.1	6,071.8

Safeco Business Insurance (SBI)
SBI Regular	3,400.2	3,235.6
SBI Special Accounts Facility	796.9	722.1

Total SBI	4,197.1	3,957.7

Surety	453.2	385.6
P&C Other	2,258.0	2,490.3

TOTAL PROPERTY & CASUALTY	13,282.4	12,905.4

CORPORATE	707.8	693.1
DISCONTINUED OPERATIONS	22,313.1	22,548.9

TOTAL ASSETS	$36,303.3	$36,147.4

NOTE 9 – DISCONTINUED OPERATIONS

On March 15, 2004, we entered into a definitive agreement to sell our life insurance, group stop-loss medical insurance and asset management operations to a group of investors led by White Mountains Insurance Group, Ltd., and Berkshire Hathaway Inc. On August 2, 2004, this transaction was completed.

In a separate transaction, on March 15, 2004, we entered into a definitive agreement to sell Talbot Financial Corporation (Talbot), our insurance brokerage operation for $90.0 to an investor group led by senior management of Talbot, with financial support from Hub International Limited. On July 1, 2004, this transaction was completed.

On April 8, 2004, we entered into a definitive agreement to sell Safeco Trust Company to Mellon Trust of Washington, and on April 19, 2004, this transaction was completed with a gain of $3.9 after tax.

Proceeds from these sales totaled $1,510.0 and the estimated cumulative after-tax loss is $260.0, including $140.0 of impairment losses on L&I securities that were recorded before the completion of the sale of our L&I operations. See Note 10 – Subsequent Event.

The enterprises included in these transactions represent all of the business and earnings generated by the L&I segments. We have presented L&I as a Discontinued Operation, as we have met all of the “held-for-sale” criteria under SFAS 144. In reporting L&I as a discontinued operation, general corporate overhead expenses are no longer allocated to L&I. Previously allocated expenses of $3.0 per quarter in 2003 have been eliminated from the L&I Other segment and included in our Corporate segment.

Results of Operations for our Discontinued Operations were as follows:

	THREE MONTHS ENDED JUNE 30		SIX MONTHS ENDED JUNE 30
	2004	2003	2004	2003
REVENUES
Premiums and Other Revenues	$208.1	$221.0	$424.6	$444.9
Net Investment Income	292.0	303.9	595.2	607.4
Net Realized Investment Gains (Losses)	(48.9)	6.7	(32.7)	(51.4)

Total Revenues	451.2	531.6	987.1	1,000.9
EXPENSES
Policy Benefits	344.8	341.4	683.0	684.4
Other Operating Expenses	121.5	122.6	241.7	232.1

Total Expenses	466.3	464.0	924.7	916.5

Income (Loss) from Discontinued Operations before Income Taxes	(15.1)	67.6	62.4	84.4
Provision (Benefit) for Income Taxes on Discontinued Operations	(13.7)	22.8	13.2	29.1

Income (Loss) from Discontinued Operations, Net of Taxes	$(1.4)	$44.8	$49.2	$55.3

Net realized investment gains (losses) for the three and six months ended June 30, 2004, include impairments on fixed maturities of $90.8 pretax for all securities with unrealized losses at June 30, 2004 because we do not expect them to recover before the sale of L&I is completed. Net realized investment gains also include gains of $11.4 for the three and six months ended June 30, 2004 related to hedges on forecasted transactions not probable of occurring. Net realized investment gains (losses) also include gains of $11.9 for the three and six months ended June 30, 2004 related to hedges on forecasted transactions not probable of occurring before the sale of L&I is completed. Net realized investment gains (losses) include gains of $15.2 for the three and six months ended June 30, 2003 related to hedges on forecasted transactions not probable of occurring.

Assets and liabilities of our Discontinued Operations were as follows:

	JUNE 30 2004	DECEMBER 31 2003
ASSETS
Total Investments	$18,784.9	$19,192.9
Other Assets	1,221.0	1,164.1
Separate Account Assets	1,169.4	1,137.4
Securities Lending Collateral	1,137.8	1,054.5

Total Assets of Discontinued Operations	22,313.1	22,548.9

LIABILITIES
Funds Held Under Deposit Contracts	16,562.9	16,582.4
Life Policy Liabilities	334.7	331.8
Accident and Health Reserves	154.8	139.1
Deferred Income Taxes Payable	230.9	366.7
Other Liabilities	333.4	330.8
Separate Account Liabilities	1,169.4	1,137.4
Securities Lending Collateral	1,137.8	1,054.5

Total Liabilities of Discontinued Operations	19,923.9	19,942.7

Net Assets of Discontinued Operations	$2,389.2	$2,606.2

Note 10 – SUBSEQUENT EVENT

As discussed in Notes 1 and 9, on August 2, 2004, we completed the sale of our L&I operation to an investment group led by White Mountains Insurance Group, Ltd., and Berkshire Hathaway Inc. We completed the sale of Talbot Financial Corporation on July 1, 2004.

Estimated proceeds from the sales totaled $1,510.0 including $1,420.0 from the L&I transaction and $90.0 from the Talbot transaction. The estimated cumulative loss on these two transactions was $260.0 after tax, including $140.0 of impairment losses on L&I securities that were recorded before the completion of the sale of our L&I operations. The proceeds will be used to:

•	Repurchase debt

•	Repurchase common stock

•	Support general corporate purposes

To return our debt-to-capital ratios to pre-sale levels, on August 2, 2004, we initiated a simultaneous tender offer to retire $620.0 in aggregate principal amount of outstanding 8.072% debentures due in 2037 and 7.25% notes due in 2012. We expect to record a loss of $90.0 pretax ($60.0 after tax) on the extinguishment of this debt.

On August 2, 2004, we repurchased 13,247,863 shares, or approximately 9.5% of our outstanding common stock under an Accelerated Stock Buyback (ASB) program. The shares were purchased from a dealer at a price of $46.80 per share, for a total cost of approximately $620.0. The ASB program provides an opportunity to return excess capital from the L&I sale to shareholders and immediately reduces the number of our common shares outstanding. The dealer obtained the shares that we purchased by borrowing them in the open market, and will then repurchase shares in the market over the next six to nine months to repay the borrowed shares. Approximately $200.0 of the ASB is subject to a collar, a contract that sets a minimum and maximum price of shares repurchased. At the end of the program, we may receive, or be required to pay, a price adjustment based on our volume weighted average price of our common stock during the period of these repurchases.

We retained approximately $150.0 of the proceeds at the parent company for general corporate purposes and to provide financial flexibility and to support future growth. In conjunction with the sale, we amended our bank credit facility to lower the available amount to $300.0. We also negotiated a lower minimum amount of the shareholders’ equity we need to maintain to comply with the debt covenants of this facility.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Information contained in this report that relates to anticipated financial performance, business prospects and plans, regulatory developments and similar matters are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Statements in this report that are not historical information are forward-looking. Our business is subject to certain risks and uncertainties that may cause actual results to differ materially from those suggested by the forward-looking statements in this report. The risks and uncertainties include, but are not limited to:

•	Risks related to the pricing and underwriting of our products, and the subsequent establishment of reserves, such as:

•	Successful implementation of a new-business entry model for personal and commercial lines

•	Our ability to appropriately price and reserve for changes in the mix of our book of business

•	Our ability to establish pricing for any changes in driving patterns

•	Inflationary pressures on medical care costs, auto parts and repair, construction costs and other economic sectors that increase the severity of claims

•	Our availability and pricing of our reinsurance, including coverage for loss from terrorism and our ability to collect from our reinsurers

•	Our ability to price for or exclude the risk of loss from terrorism on our policies

•	Risks related to our Property & Casualty (P&C) insurance strategy such as:

•	Our ability to achieve premium targets and profitability, including realization of growth and business retention estimates

•	Our ability to achieve overall expense goals

•	Our ability to run off our London business and other businesses that we have exited or intend to exit in the future without incurring material unexpected charges

•	Regulatory, judicial and legislative risks such as:

•	Our ability to freely enter and exit lines of business

•	Our ability to successfully obtain regulatory approval of rates and underwriting guidelines, including price-tiered products and the use of insurance scores that include credit information as a component

•	Interpretation of insurance policy provisions by courts or tax authorities, court decisions regarding coverage and theories of liability, trends in litigation and changes in claims settlement practices

•	The outcome of any litigation against us

•	Legislative and regulatory developments affecting the actions of insurers, including requirements regarding rates, taxes and availability of coverage

•	The competitive pricing environment, initiatives by competitors and other changes in the competition

•	Unusual loss activity, such as:

•	Weather conditions, including the severity and frequency of storms, hurricanes, hail, snowfall and winter conditions

•	The occurrence of significant natural disasters, including earthquakes

•	The occurrence of significant man-made disasters, such as terrorist attacks or war

•	The occurrence of bankruptcies that result in losses on insurance products or investments
•	Financial and economic conditions such as:

•	Performance of financial markets

•	Availability of bank credit facilities

•	Fluctuations in interest rates

•	General economic conditions

•	Operational risks such as:

•	Damage to our infrastructure in a disruption of our operations

•	Internal or external fraud perpetrated against us

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

On August 2, 2004, we completed the sale of our Life & Investments (L&I) operation to an investment group led by White Mountains Insurance Group, Ltd., and Berkshire Hathaway Inc. We completed the sales of Talbot Financial Corporation on July 1, 2004 and Safeco Trust Company on April 19, 2004. See “Liquidity and Capital Resources” for discussion on the use of proceeds.

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

We manage our P&C businesses in four business and seven reportable segments:

•	Safeco Personal Insurance (SPI)

•	Auto

•	Property

•	Specialty

•	Safeco Business Insurance (SBI)

•	SBI Regular

•	SBI Special Accounts Facility

•	Surety

•	P&C Other

As previously discussed, our L&I businesses are reported as Discontinued Operations. We managed them in six reportable segments:

•	Group

•	Income Annuities

•	Retirement Services

•	Individual

•	Asset Management

•	L&I Other

In addition to these segments, certain activities such as interest expense and intercompany eliminations are reported in Corporate and not allocated to individual segments.

HOW WE MEASURE PROFITABILITY

P&C — We use three measures of our operating results to assess the profitability of our P&C businesses. These measures are net earned premiums, underwriting profit or loss and combined ratio.

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

Discontinued Operations - L&I — We measure our Discontinued Operations’ results using revenues and pretax operating earnings. Pretax operating earnings exclude net realized investment gains and losses and is a non-GAAP measure. We believe that looking at pretax operating earnings enhances the understanding of our L&I results of operations. Net realized investment gains and losses can fluctuate significantly and distort the comparison of our results.

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

Valuation of Investments

We regularly review the fair value of our investments. If the fair value of any of our investments falls below our cost basis in the investment, we analyze the decrease to determine whether it is an other-than-temporary decline in value. If the loss is other-than-temporary, we report an impairment charge within Net Realized Investment Gains (Losses) in our Consolidated Statements of Income (Loss) in the period we make that determination.

We reported $1.0 and $5.6 of these impairment charges in Continuing Operations for the three and six months ended June 30, 2004 and $15.8 and $37.3 for the three and six months ended June 30, 2003. We reported $92.6 and $101.1 of these impairment charges in Discontinued Operations for the three and six months ended June 30, 2004 and $31.0 and $93.7 for the three and six months ended June 30, 2003. The impairment charges in Discontinued Operations in 2004 included $90.8 related to all L&I securities with unrealized losses at June 30, 2004 and our expectation that these securities will not recover in value before the completion of the sale.

Please see additional discussion of critical accounting estimates in the MD&A section of our 2003 Annual Report on Form 10-K.

Consolidated Results of Operations

The following table presents summary consolidated financial information for the periods indicated.

	THREE MONTHS ENDED JUNE 30		SIX MONTHS ENDED JUNE 30
	2004	2003	2004	2003
REVENUES
P&C Earned Premiums	$1,351.4	$1,201.8	$2,691.9	$2,364.9
Net Investment Income	119.1	119.8	234.1	239.4
Net Realized Investment Gains	84.9	15.7	127.7	23.9
Other Revenues	0.4	2.7	0.4	5.3

Total Revenues	1,555.8	1,340.0	3,054.1	2,633.5

EXPENSES
Losses and Loss Adjustment Expenses	776.3	846.7	1,602.3	1,635.8
Other Underwriting and Operating Expenses	158.8	164.1	312.9	322.5
Amortization of Deferred Acquisition Costs	222.5	210.0	449.4	414.6
Interest Expense	31.5	30.9	62.0	65.7
Restructuring Charges	0.1	—	1.4	—

Total Expenses	1,189.2	1,251.7	2,428.0	2,438.6

Income from Continuing Operations before Income Taxes	366.6	88.3	626.1	194.9
Provision for Income Taxes	117.7	21.2	191.6	48.3

Income from Continuing Operations	248.9	67.1	434.5	146.6
Income (Loss) from Discontinued Operations (Net of Taxes of $(13.7) and $13.2 in 2004 and $22.8 and $29.1 in 2003)	(1.4)	44.8	49.2	55.3

Net Income	$247.5	$111.9	$483.7	$201.9

Net Income – Consolidated net income increased in the three and six months ended June 30, 2004 over the same periods in 2003 driven primarily by growth and improved underwriting results within our Continuing Operations.

Revenues – The increase in revenues in 2004 reflected growth in P&C earned premiums that resulted from:

•	Growth in policies-in-force (PIF), the number of policies that renew and the new policies that are written, in our three major segments, Auto, Property and SBI Regular

•	Premium rate increases across all our lines of business

•	Improved renewal retention in our SBI Regular segment

•	New business from operating our three major segments on Safeco Now, an internet-based sales platform where our distributors can quote and issue personal auto, homeowners and most of our small-business insurance products in minutes.

The increase in net realized investment gains was primarily due to sales of equity securities in the second quarter of 2004. Strong performance in our equity holdings during 2004 increased the weight of our equity securities within the portfolio and we sold equity securities to reduce our holdings to our target of 10% of total investments. These sales resulted in net realized investment gains of $76.3 in the second quarter of 2004. Lower impairments in 2004 compared with 2003 also contributed to the increase in net realized investment gains.

Losses and Loss Adjustment Expenses – The decrease in losses and LAE during 2004 reflect improved experience across our major segments, particularly in Property, where we experienced lower claim frequency. Our overall P&C loss and LAE ratio was 57.5% in the second quarter of 2004, compared with 70.4% a year ago, and was 59.5% in the first six months of 2004, compared with 69.1% a year ago. The improving results were largely due to lighter catastrophe losses in 2004. Catastrophe losses were $29.0 (a 2.1 point impact on combined ratio) during second quarter 2004 compared with $99.1 (an 8.2 point impact on combined ratio) in the same period of 2003 and $40.6 (a 1.5 point impact on combined ratio) during the first six months of 2004 compared with $112.5 (a 4.8 point impact on combined ratio) in the same period of 2003. Segmented underwriting techniques that better matched rate and risk and favorable loss experience also contributed to lower losses in 2004.

Other Underwriting and Operating Corporate Expenses – The decreases in underwriting and operating expenses primarily resulted from our corporate expense reduction efforts initiated in September 2003, partially offset by variable costs associated with business growth.

Amortization of Deferred Acquisition Costs – The increases in amortization of deferred acquisition costs reflect growth in our business during 2004.

Interest Expense – The higher interest expense for the second quarter 2004 compared with the same period in 2003 was primarily due to a higher average interest rate. The decrease in interest expense in the first six months of 2004 was primarily due to a lower average balance of debt outstanding than during the same period in 2003.

Restructuring Charges – The charges in 2004 represent termination benefits related to the corporate expense reduction effort announced in September 2003. All announced positions were eliminated by March 31, 2004.

Provision for Income Taxes – The increase in the effective tax rate in 2004 is driven by a greater proportion of income resulting from P&C underwriting income which has a higher effective tax rate than net investment income.

Discontinued Operations – Results from Discontinued Operations decreased in the three and six months ended June 30, 2004 over the same periods a year ago due to lower pretax operating earnings which included a reserve strengthening of $15.7 pretax ($10.2 after tax) in our Group segment stemming mainly from recent higher medical claims cost trends. The second quarter of 2004 also included an after tax impairment charge of $59.0 recorded on all securities with unrealized losses at June 30, 2004. We do not expect such securities to recover in value before the sale of the L&I businesses is completed. Taxes on Discontinued Operations in the second quarter of 2004 reflect a $9.0 benefit related to the settlement of certain tax contingencies. On April 19, 2004, we completed the sale of Safeco Trust Company to Mellon Trust of Washington and reported a gain of $3.9 after tax.

Continuing Operations

Reconciling Segment Results

The following table assists in reconciling our GAAP results, specifically the “Income from Continuing Operations before Income Taxes” line from our Consolidated Statements of Income to our segment performance measures.

	THREE MONTHS ENDED JUNE 30		SIX MONTHS ENDED JUNE 30
	2004	2003	2004	2003
P&C	$395.1	$109.1	$679.8	$241.4
Corporate	(28.5)	(20.8)	(53.7)	(46.5)

Income from Continuing Operations before Income Taxes	$366.6	$88.3	$626.1	$194.9

The P&C GAAP results are further detailed into segment underwriting results. Underwriting results provide a helpful picture of how our company is doing. However, using them to measure profitability – while fairly common in our industry – does not follow GAAP.

Our P&C Operating Results

The primary measures of our operating results include our underwriting profit or loss, net earned premiums, and combined ratios. The next three tables report those key items – by our reportable segments – for the three and six months ended June 30, 2004 and 2003. More information about the results – also by segment – follows the tables.

First, net earned premiums are the primary driver of our revenues:

NET EARNED PREMIUMS	THREE MONTHS ENDED JUNE 30		SIX MONTHS ENDED JUNE 30
	2004	2003	2004	2003
SPI
Auto	$643.5	$546.1	$1,263.6	$1,068.2
Property	227.5	230.6	455.7	458.1
Specialty	22.1	20.4	43.3	40.1

Total SPI	893.1	797.1	1,762.6	1,566.4

SBI
SBI Regular	299.5	272.1	601.9	538.1
SBI Special Accounts Facility	108.0	93.2	224.7	181.1

Total SBI	407.5	365.3	826.6	719.2

Surety	47.6	38.5	93.0	70.6
P&C Other	3.2	0.9	9.7	8.7

Total P&C Earned Premiums	$1,351.4	$1,201.8	$2,691.9	$2,364.9

Next, underwriting profit (loss) is our measure of each P&C segment’s performance:

UNDERWRITING PROFITS (LOSSES)	THREE MONTHS ENDED JUNE 30		SIX MONTHS ENDED JUNE 30
	2004	2003	2004	2003
SPI
Auto	$61.0	$(0.9)	$84.1	$(7.5)
Property	79.3	(6.6)	140.7	21.4
Specialty	6.7	10.2	13.1	15.5

Total SPI	147.0	2.7	237.9	29.4

SBI
SBI Regular	31.9	(11.5)	55.7	(16.8)
SBI Special Accounts Facility	17.5	(0.6)	36.0	5.8

Total SBI	49.4	(12.1)	91.7	(11.0)

Surety	11.5	6.8	20.8	10.5
P&C Other	(10.2)	(9.7)	(17.3)	(20.2)

Total Underwriting Profit (Loss)	197.7	(12.3)	333.1	8.7
P&C Net Investment Income	115.8	116.5	227.5	229.3
Restructuring Charges	(0.1)	—	(1.4)	—
P&C Net Realized Investment Gains	81.7	4.9	120.6	3.4

P&C Income from Continuing Operations before Income Taxes	$395.1	$109.1	$679.8	$241.4

Finally, combined ratios show the relationship between net earned premiums and underwriting profit (loss). Using ratios helps us see our operating trends without the effect of changes in net earned premiums:

COMBINED RATIOS+	THREE MONTHS ENDED JUNE 30		SIX MONTHS ENDED JUNE 30
	2004	2003	2004	2003
SPI
Auto	90.5%	100.2%	93.3%	100.7%
Property	65.1	102.9	69.1	95.3
Specialty	69.4	50.2	69.7	61.3

Total SPI	83.5	99.7	86.5	98.1

SBI
SBI Regular	89.4	104.2	90.7	103.1
SBI Special Accounts Facility	83.8	100.7	84.0	96.8

Total SBI	87.9	103.3	88.9	101.5

Surety	75.7	82.2	77.6	85.1
P&C Other	*	*	*	*

Total P&C Operations	85.4%	101.0%	87.6%	99.6%

+	Combined ratios are GAAP basis. Expressed as a percentage, they are equal to losses and expenses divided by net earned premiums.

*	Not meaningful because this is in runoff with minimal premium.

Auto

The Auto segment provides voluntary and non-voluntary coverage for liability of our customers to others for both bodily injury and property damage, for injuries sustained by our customers and for physical damage to our customers’ vehicles from collision and other hazards.

	THREE MONTHS ENDED JUNE 30		SIX MONTHS ENDED JUNE 30
	2004	2003	2004	2003
Net Earned Premiums	$643.5	$546.1	$1,263.6	$1,068.2
Underwriting Profit (Loss)	61.0	(0.9)	84.1	(7.5)
Combined Ratio	90.5%	100.2%	93.3%	100.7%

NET EARNED PREMIUMS

Net earned premiums increased by 17.8% in the three months ended June 30, 2004 and 18.3% for the six months ended June 30, 2004 compared with the same periods in 2003. The increase in net earned premiums was driven by:

•	Growth of PIF: PIF grew by 10.0% at June 30, 2004 compared with a year ago. The growth in PIF was driven by an increase in new business coupled with stable retention, reflecting the effectiveness of our point-of-sale (POS) technology in making it easier for our distributors to sell our products.

•	Increases in filed rates: We file rate changes on a state-by-state basis. On average, we implemented mid-single digit annual rate increases in 2003 and low-single digit annual rate increases in 2004.

UNDERWRITING RESULTS AND COMBINED RATIO

The improved underwriting results reflected higher earned premiums and increased rates as discussed above and improved loss and expense ratios. Our loss ratio improved to 56.4% in the second quarter of 2004 compared with 62.3% in the second quarter of 2003, and 59.0% in the first six months of 2004, compared with 62.3% in the same period of 2003. During the second quarter of 2004, we had favorable reserve development of $9.0 occurring in prior periods, primarily related to subrogation–our right to recover payments from third parties - contributing 1.4 points to the improved loss ratio. The expense ratio improved to 22.5% in the second quarter of 2004 from 23.7% in the same period of 2003, and 22.7% in the first six months of 2004 from 23.7% in the same period of 2003. Lower expense ratios were primarily driven by efficiency improvements and corporate staff reductions.

These underwriting results and combined ratio were primarily driven by:

•	Improved profit margins: Rate increases exceeded loss cost increases in the first half of 2004. Loss cost increases were driven by an increase in claims severity – the average cost per claim. This increase in severity was partially offset by a decrease in claims frequency - the number of claims filed that are not catastrophe-related; however, the rate at which claims frequency is declining has moderated.

•	Our segmented auto product: Our 15-tier segmented model continues to provide more accurate matching of prices for a wide range of risks.

•	Claims handling: We’ve invested in training for our claims representatives. We now have more efficient processes.

Our commitment to ease of doing business by lowering our agents’ costs continues through the launch of Safeco Now. Our auto product is now available on Safeco Now in 43 of the 44 states where we write business. In May 2004, we started launching our policy change tool for handling certain simple but frequent policy endorsements. Additional web-based policy-change transactions will be delivered in phases throughout the remainder of 2004 and into 2005.

In Auto, we are experiencing increased competition through advertising, sales incentives for agents and contests for customer service representatives. In the marketplace, there have been some modest and selected rate decreases by competitors; however, we remain committed to disciplined pricing using our segmented product. Our rate increases continue to outpace our loss cost trends.

Property

Our Property segment provides homeowners, earthquake, dwelling fire and inland marine coverage for individuals. Our Property coverages protect homes, condominiums and rental property contents against losses from a wide variety of hazards. We also protect individuals from liability for accidents that occur on their property.

	THREE MONTHS ENDED JUNE 30		SIX MONTHS ENDED JUNE 30
	2004	2003	2004	2003
Net Earned Premiums	$227.5	$230.6	$455.7	$458.1
Underwriting Profit (Loss)	79.3	(6.6)	140.7	21.4
Combined Ratio	65.1%	102.9%	69.1%	95.3%

NET EARNED PREMIUMS

Net earned premiums were down slightly in the three and six months ended June 30, 2004, compared with the same periods in 2003. This primarily reflects a decline in PIF partially offset by rate increases:

•	Decline in PIF: The number of policies that did not renew in 2004 exceeded the number of new policies that we wrote, leading to a net reduction in PIF of 8.4% at June 30, 2004 compared with a year ago. Our new business increased during the second quarter of 2004 over a year ago by 6.5% as our nine-tier new homeowners product is now rolled out in 43 of the 44 states where we write business. In addition, we lifted new business moratoriums throughout 2003 and into the second quarter of 2004. During the second quarter of 2004, we lifted our moratorium in Texas for a select group of agents, and as a result have no statewide new business moratoriums remaining.

•	Rate increases: We file rate changes on a state-by-state basis. Overall we implemented average rate increases in the low to mid teens in 2003, while rates were relatively flat in the first half of 2004. These rate changes are earned in our revenues over the policy term. Additionally, premiums reflect automatic increases in the amount of insurance coverage to adjust for inflation.

UNDERWRITING RESULTS AND COMBINED RATIO

The improved underwriting results were driven by our homeowners product. The loss ratio in homeowners was 28.3% during the three months ended June 30, 2004 compared with 70.2% in the same period in 2003. The loss ratio in homeowners was 32.1% during the six months ended June 30, 2004, compared with 60.2% in the same period in 2003.

This was due to:

•	Our segmented homeowners product: Our nine-tier segmented underwriting model is performing as expected and better matches prices to risk. It is now in place in every state except California.

•	Lower Losses: Property loss costs have declined in recent periods driven by double-digit decreases in claims frequency and a moderation of increases in claims severity. The decrease in claims frequency is influenced by changes in contract terms and changes in customer behavior. We placed a cap on the maximum amount payable in a total loss of 125% of the home’s insured value. In some cases, we have taken steps to restrict coverage, primarily on mold damages. These restrictions generally cap mold damages at $10 thousand or $15 thousand, including remediation costs. Many of our customers have increased their homeowners policy deductibles from $250 to $500 or higher – this has significantly reduced the number of small maintenance-type claims. Severity increases reflect inflationary trends in repair material and labor costs.

•	Favorable reserve development: In second quarter 2004, we experienced favorable development of $17.0 in homeowners reserves for years 2002 and 2003. This contributed 7.5 points to the improved loss ratio. The changes in contract terms and customer behavior discussed above decreased frequency more than previously expected.

•	Catastrophe losses: Our pretax catastrophe losses were $15.5 (a 6.8 point impact on combined ratio) for the three months ended June 30, 2004 and $22.9 (a 5.0 point impact on combined ratio) for the six months ended June 30, 2004 compared with $62.5 (a 27.1 point impact on combined ratio) and $71.8 (a 15.7 point impact on combined ratio) for the same periods in 2003. Catastrophes in 2004 included snow and ice storms in Washington and Oregon and hailstorms in Missouri and Colorado. Higher catastrophes in 2003 were due to a hailstorm in Texas and severe storms and tornadoes in the states of Kansas, Missouri, Tennessee and Wyoming.

In April 2004, we started launching our homeowners product on Safeco Now. Our homeowners product is now available on Safeco Now in 43 of the 44 states where we write business. We expect this to contribute to Property premium growth in late 2004.

Specialty

	THREE MONTHS ENDED JUNE 30		SIX MONTHS ENDED JUNE 30
	2004	2003	2004	2003
Net Earned Premiums	$22.1	$20.4	$43.3	$40.1
Underwriting Profit	6.7	10.2	13.1	15.5
Combined Ratio	69.4%	50.2%	69.7%	61.3%

Our Specialty operation provides individuals with umbrella, recreational vehicle, motorcycle and boat insurance. These products serve to round out our personal lines insurance product offerings.

NET EARNED PREMIUMS

Earned premiums increased 8.3% for the second quarter 2004, compared with the same period in 2003 and 8.0% for the first six months of 2004, compared with the same period in 2003, driven by an increase in PIF resulting from growth in new business in umbrella and boat owners.

UNDERWRITING RESULTS AND COMBINED RATIO

The lower underwriting profits in 2004, compared with the same periods in 2003, reflect unusually low umbrella losses in the second quarter of 2003.

SBI Regular

	THREE MONTHS ENDED JUNE 30		SIX MONTHS ENDED JUNE 30
	2004	2003	2004	2003
Net Earned Premiums	$299.5	$272.1	$601.9	$538.1
Underwriting Profit (Loss)	31.9	(11.5)	55.7	(16.8)
Combined Ratio	89.4%	104.2%	90.7%	103.1%

Our SBI Regular segment provides insurance for small-to-medium-sized businesses (customers who pay annual written premiums of $100,000 or less). This is our core commercial lines business. Our main products include:

•	Business owner policies (BOP)

•	Commercial auto

•	Commercial property

•	Commercial multi-peril (CMP)

•	General liability

•	Workers compensation

NET EARNED PREMIUMS

Net earned premiums increased 10.1% in the second quarter and 11.9% in the first six months of 2004 compared with the same periods of 2003. This reflects rate increases averaging 10.0% in 2003 and mid-single digits in 2004, along with our efforts to make it easy for our distributors to sell our products. These efforts included:

•	Continued focus on our redesigned business model: In the first six months of 2004, new sales utilizing Safeco Now, continued at a strong pace. The number of BOP new business policies sold during the second quarter of 2004 increased by 14.3% over the same period of 2003 and, during the first quarter of 2004, we expanded our commercial auto automated underwriting model to include fleets (up to nine vehicles), which helped to produce a 35.8% increase over last year’s second quarter. Workers compensation new business policies sold increased 11.6% in the second quarter of 2004 over the same period in 2003. BOP was launched on Safeco Now in February 2003, commercial auto in July 2003, and workers compensation in December 2003.

•	Emphasis on retaining customers: Renewal retention of SBI Regular customers improved to 79.7% in the second quarter 2004 from 76.7% in second quarter 2003. This strong improvement is attributed to our automated underwriting platform, which has allowed us to improve our accuracy in pricing risks and has led to higher retention within our most favorable pricing tiers.

•	Growth in our business service center: We provide agents with an option to have us service the policies of their customers for a fee. This allows the agents to focus on growing their business and shifts the policy servicing activities to us. This service increases the retention of policyholders, benefiting both us and the agent. Since its inception in 2002, we have seen consistent growth in the business entering our Business Service Center. In second quarter 2004, we achieved a significant increase in premium volume, compared with the same period in 2003. Currently this business represents a small percentage of premiums; however, we have aggressive growth goals in this area.

•	Introduction of our field specialization model: We have created separate underwriting units for our core small-business and mid-market business. We believe that this new approach, the “field specialization model,” increases efficiency and underwriting accuracy.

UNDERWRITING RESULTS AND COMBINED RATIO

Underwriting results during the second quarter and first six months of 2004 improved significantly over the same periods in 2003 reflecting our efforts to improve profitability in this segment. The improvement in results reflects the continued impact of implementing our automated underwriting platform, which provides a better matching of price to risk.

Our pretax catastrophe losses were $3.5 (a 1.2 point impact on combined ratio) in the three months ended June 30, 2004, compared with $9.2 (a 3.4 point impact on combined ratio) in the same period of 2003, and $5.9 (a 1.0 point impact on combined ratio) in the six months ended June 30 2004, compared with $13.6 (a 2.5 point impact on combined ratio) in the same period of 2003.

In SBI Regular, we are experiencing increased competition in our middle market business (customers who pay annual written premiums from $25,000 to $100,000). Historically, this business is more price-competitive as profit margins expand. Some carriers are lowering rates to be more price-competitive, particularly in the commercial property line where rates appear to be adequate. However, inflation in building materials costs is increasing and will impact loss costs. We remain committed to disciplined pricing of our business based on loss cost trends and meeting our profit margin targets.

In July 2004, after reviewing the recent reforms and closely monitoring the market, we lifted a new business moratorium for California workers compensation market and will write policies for existing business customers for whom we already write BOP or CMP policies.

SBI Special Accounts Facility

	THREE MONTHS ENDED JUNE 30		SIX MONTHS ENDED JUNE 30
	2004	2003	2004	2003
Net Earned Premiums	$108.0	$93.2	$224.7	$181.1
Underwriting Profit (Loss)	17.5	(0.6)	36.0	5.8
Combined Ratio	83.8%	100.7%	84.0%	96.8%

Our SBI Special Accounts Facility (SAF) segment includes insurance for large commercial accounts (customers who pay annual written premiums of more than $100,000) and four commercial programs.

While our main focus is the small- to medium-sized market, we continue to serve some large commercial accounts on behalf of key agents and brokers who sell our core property and casualty products. Sixty percent of our new small-commercial business comes from distributors who also sell to large commercial accounts.

SAF also provides insurance for the following commercial programs:

•	Lender-placed property

•	Agents’ errors and omissions (predominantly for Safeco agents)

•	Mini-storage and warehouse properties property and liability insurance

•	Non-profit social services organizations professional and general liability insurance

NET EARNED PREMIUMS

The increase in net earned premiums during 2004 was driven by continued price increases in large account and program business.

UNDERWRITING RESULTS AND COMBINED RATIO

The SAF segment continues to produce solid underwriting results with both large accounts and program business posting improved combined ratios reflecting rate increases and stable loss costs.

Surety

	THREE MONTHS ENDED JUNE 30		SIX MONTHS ENDED JUNE 30
	2004	2003	2004	2003
Net Earned Premiums	$47.6	$38.5	$93.0	$70.6
Underwriting Profit	11.5	6.8	20.8	10.5
Combined Ratio	75.7%	82.2%	77.6%	85.1%

Our Surety segment provides surety bonds for construction and commercial businesses.

NET EARNED PREMIUMS

Our net earned premiums increased 23.6% for the three months ended June 30, 2004 and 31.7% for the six months ended June 30, 2004 compared with the same periods in 2003 due to rate increases in 2003 and new business as a result of capitalizing on market conditions. New business increased largely as a result of the 2003 opening of new offices in Glendale, California and Syracuse, New York.

UNDERWRITING RESULTS AND COMBINED RATIO

Our underwriting profit and our combined ratio improved in the second quarter and first six months of 2004 compared with the same periods of 2003. These results reflect disciplined underwriting and lower loss experience.

Surety implemented Safeco Now in April 2004 for the automated underwriting of small transactional bonds. While this is currently less than 5% of our surety premiums, it also allows our distributors to cross-sell with small-business insurance and to write these transactional bonds quickly and easily.

P&C Other

	THREE MONTHS ENDED JUNE 30		SIX MONTHS ENDED JUNE 30
	2004	2003	2004	2003
Net Earned Premiums	$3.2	$0.9	$9.7	$8.7
Underwriting Loss	$(10.2)	$(9.7)	$(17.3)	$(20.2)

Our P&C Other segment includes our:

•	Runoff of assumed reinsurance business acquired as part of the American States acquisition

•	London operations that have been in runoff since the third quarter of 2002

•	Large commercial business accounts in runoff and specialty programs that we exited

The underwriting losses in both years primarily resulted from prior-year reserve strengthening.

Our Corporate Results

	THREE MONTHS ENDED JUNE 30		SIX MONTHS ENDED JUNE 30
	2004	2003	2004	2003
Corporate Segment Loss	$(31.7)	$(31.6)	$(60.8)	$(67.0)
Net Realized Investment Gains before Income Taxes	3.2	10.8	7.1	20.5

Corporate Loss from Continuing Operations before Income Taxes	$(28.5)	$(20.8)	$(53.7)	$(46.5)

In our Corporate segment, we include:

•	Interest expense we pay on our debt

•	Our intercompany eliminations

•	Miscellaneous corporate activities

Our interest expense on borrowings totaled $31.5 and $62.0 in the three and six months ended June 30, 2004 and $30.9 and $65.7 in the same periods last year. The increase in interest expense for the second quarter 2004 was primarily due to a higher average interest rate when compared with 2003. The decrease in interest expense in the first six months of 2004 was primarily due to a lower average balance of debt outstanding than during the same period in 2003.

In reporting L&I as a Discontinued Operation, indirect corporate overhead expenses are no longer allocated to L&I. Previously allocated expenses of $7.8 for the second quarter and $10.5 for the first six months of 2004 and $3.0 for the second quarter and $6.0 for the first six months of 2003 have been eliminated for the L&I Other segment and included in our Corporate segment.

Discontinued Operations

Our L&I Operating Results

The following discussion reflects the operating results of our Discontinued Operations.

In reporting L&I as a Discontinued Operation, general corporate overhead expenses are no longer allocated to L&I. Previously allocated expenses of $3.0 in each quarter of 2003 have been eliminated from the L&I Other segment and included in the Corporate segment above.

The primary measures of our L&I operating results include revenues and pretax operating earnings. The next two tables summarize revenues and pretax operating earnings by our Discontinued Operations reportable segments for the three and six months ended June 30, 2004 and 2003.

More information about the results – also by segment – follows the tables.

First, revenues include premiums, net investment income and other fees. Revenues do not include our net realized investment gains and losses.

	THREE MONTHS ENDED JUNE 30		SIX MONTHS ENDED JUNE 30
REVENUES	2004	2003	2004	2003
Group	$124.5	$144.5	$253.8	$286.8
Income Annuities	120.1	130.8	245.5	262.2
Retirement Services	95.3	96.4	192.3	192.5
Individual	96.0	95.8	191.6	191.7
Asset Management	6.3	6.7	13.4	12.9
L&I Other	57.9	50.7	123.2	106.2

Total L&I Revenues	$500.1	$524.9	$1,019.8	$1,052.3

Next, pretax operating earnings is our measure of each segment’s profitability:

	THREE MONTHS ENDED JUNE 30		SIX MONTHS ENDED JUNE 30
PRETAX OPERATING EARNINGS	2004	2003	2004	2003
Group	$(2.9)	$24.5	$9.3	$53.5
Income Annuities	(1.3)	8.4	2.4	18.5
Retirement Services	3.2	4.9	12.7	9.9
Individual	4.4	(0.5)	11.8	1.4
Asset Management	1.5	0.1	3.1	0.2
L&I Other	28.9	23.5	55.8	52.3

Pretax Operating Earnings	33.8	60.9	95.1	135.8
Net Realized Investment Gains (Losses)	(48.9)	6.7	(32.7)	(51.4)
Provision (Benefit) for Income Taxes	(13.7)	22.8	13.2	29.1

Income (Loss) from Discontinued Operations, Net of Taxes	$(1.4)	$44.8	$49.2	$55.3

Group

Group’s principal product is stop-loss medical insurance sold to employers with self-insured medical plans.

The revenue decrease during 2004 reflects the continued competitive rate environment, which has resulted in a decrease in new business and some of our policyholders renewing their coverage with other carriers.

The decrease in our pretax operating earnings was due to lower revenues and a higher loss ratio. Our loss ratio was 72.0% in the three months ended June 30, 2004 and 56.3% in the same period in 2003. Our loss ratio was 68.8% in the six months ended June 30, 2004 and 56.3% in the same period in 2003. The second quarter of 2004 included a reserve strengthening of $15.7 stemming mainly from recent higher medical claims cost trends. The first quarter of 2003 included a $10.5 benefit from favorable loss reserve development and this contributed to our favorable loss ratio in 2003.

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

The decrease in revenue during the second quarter and first six months of 2004 resulted mainly from the impact of unfavorable prepayment adjustments on our mortgage-backed securities investment portfolio. The prepayment adjustment totaled $4.7 in the second quarter and $5.0 in the first six months of 2004 compared with $3.4 and $7.1 favorable adjustments in the same periods last year.

Pretax operating earnings decreased in the second quarter and first six months of 2004 compared with the same periods last year. The decreases were primarily due to the unfavorable prepayment adjustments on mortgage-backed securities discussed above and lower market interest rates on reinvested assets.

Retirement Services

Retirement Services’ principal products are fixed deferred and variable annuities.

We earn revenues relative to the amount of assets under management. Although our assets under management increased, revenues decreased in the second quarter of 2004 compared with the same period in 2003 due to lower average interest rates on new and reinvested assets. This decrease was partially offset by higher fee income on separate account assets, due to the improved performance of equity markets. Revenues were relatively unchanged in the first six months of 2004 when compared with the same period in 2003, as the impact of lower average interest rates on new and reinvested assets was offset by higher fee income on separate account assets resulting from the improved performance in equity markets.

General account liabilities are amounts we owe to contract holders for products where we bear the investment risks and include fixed deferred annuities and guaranteed investment contracts.

Our general account liabilities have grown due to an increase in the amount of fixed deposits which exceeded surrenders. Our general account liabilities were:

•	$6,558.7 at June 30, 2004

•	$6,369.2 at June 30, 2003

The decrease in pretax operating earnings in the second quarter of 2004 primarily reflects the decrease in revenues discussed above, partially offset by corresponding lower interest rates on fixed annuities and improved indexed annuity investment margins. The increase in pretax operating earnings in the first six months of 2004 compared with the same period of 2003 primarily resulted from lower interest rates on fixed annuities and improved indexed annuity investment margins.

Individual

Individual’s products include term, universal & variable universal life and bank-owned life insurance (BOLI). BOLI is universal life insurance sold to banks. Our ratings downgrades in 2001 significantly curtailed BOLI sales.

The increase in pretax operating earnings in 2004 was primarily due to favorable mortality experience, lower operating expenses and higher margins on our BOLI products.

Asset Management

Asset Management serves as an investment advisor for Safeco Mutual Funds, variable insurance portfolios and institutional accounts.

The decrease in revenue in the second quarter 2004 was due to lower trust fee revenue.

The increase in revenue in the first six months of 2004 was due to higher investment advisory fee revenue on higher average mutual fund assets under management reflecting the overall increase in equity markets.

Our average assets under management were:

•	$3,809.8 in the second quarter of 2004

•	$3,891.1 in the second quarter of 2003

•	$3,895.5 in the first half of 2004

•	$3,880.7 in the first half of 2003

The increase in our pretax operating earnings for 2004 reflects higher investment advisory fee revenue and lower operating expenses.

L&I Other

L&I Other is comprised mainly of investment income on capital and accumulated earnings of other L&I segments, and Talbot Financial Corporation (Talbot), our insurance agency that distributes property and casualty, life insurance and investment products.

The increase in revenue for the three and six months ended June 30, 2004 was due to increases in net investment income reflecting higher retained capital, and increases in commission revenues from Talbot.

Increased earnings for the three and six months ended June 30, 2004 compared with the same period in 2003 reflect the increased revenue discussed above, partially offset by expenses associated with the sale of the L&I operations which totaled $6.2 for the second quarter and $15.5 for the first six months of 2004. In reporting L&I as a Discontinued Operation, indirect corporate overhead expenses are no longer allocated to L&I. Previously allocated expenses of $7.8 for the second quarter and $10.5 for the first six months of 2004 and $3.0 for the second quarter and $6.0 for the first six months of 2003 have been eliminated for the L&I Other segment and included in our Corporate segment.

Capital Resources and Liquidity

OUR LIQUIDITY NEEDS

Continuing Operations - P&C liabilities are somewhat unpredictable and generally short in duration. The payments we make to policyholders depend upon losses they suffer from accidents or other events. While we can estimate fairly well how much cash we’ll need and when we’ll need it, we cannot predict all future events, particularly catastrophes. So we use investments with greater liquidity to support our P&C businesses’ need for funds.

Discontinued Operations - Life insurance, retirement services and annuity-products have primarily longer-duration liabilities that are typically predictable in nature and are matched with investments that are generally longer duration and less liquid.

SOURCES OF OUR FUNDS

Our Continuing Operations generate cash flow primarily from insurance premiums, dividends, interest and sales or maturity of investments.

We have not engaged in the sale of investments or other assets by securitization.

The cash flow from our Continuing Operations operating activities was:

•	$402.7 of cash flow generated in the first six months of 2004

•	$76.0 of cash flow generated in the first six months of 2003

The increase in 2004 was due to P&C growth and improved underwriting results largely due to lighter catastrophe losses compared with 2003.

We believe that cash flows from our operations, investment portfolio, and credit facilities are sufficient to meet our future liquidity needs.

Our Discontinued Operations generate cash flow from insurance premiums, funds received under deposit contracts, dividends, interest, asset management fees and sales or maturity of investments.

The cash flow from our Discontinued Operations operating activities was:

•	$413.0 in the first six months of 2004

•	$426.6 in the first six months of 2003

HOW WE USE OUR FUNDS

We use funds to support operations, make interest and principal payments on debt, pay dividends to our shareholders, repurchase stock, and grow our investment portfolio.

We use cash from insurance operations primarily to pay claims and claim adjustment expenses.

We require insurance premiums to be paid in advance. As a result, cash flows into our business before or at the time premium revenues are recognized. Cash flows out of our business in subsequent months or years as claims are paid.

We previously announced that we will repurchase a limited amount of our common stock under an existing stock repurchase program. Under this program, the Board of Directors authorized the repurchase of up to 11 million shares of Safeco’s common stock, of which 1.5 million shares remain available for repurchase. Purchases will be made from time to time on the open market or in negotiated transactions. During the second quarter of 2004, we repurchased 885,000 shares at an average price of $42.91 per share for a total of $38.0.

Quarterly Dividends – On August 2, 2004, our Board of Directors declared a quarterly dividend of $0.22 per share, payable on October 25, 2004 to shareholders of record as of October 8, 2004. This represents an 18.9% increase per share over the previous quarterly dividend of $0.185 per share.

On August 2, 2004, we completed the sale of our L&I operations resulting in approximately $1,510.0 of aggregate sales proceeds. These proceeds will be used to repurchase $620.0 of debt, execute an accelerated stock buyback (ASB) program of approximately $620.0 and retain $150.0 to provide flexibility for the future.

Repurchase Of Debt – To return our debt-to-capital ratios to pre-sale levels, on August 2, 2004, we initiated a simultaneous tender offer to retire $620.0 in aggregate principal amount of outstanding 8.072% debentures due in 2037 and 7.25% notes due in 2012. We expect to record a loss of $90.0 pretax ($60.0 after tax) on the extinguishment of this debt.

ASB – On August 2, 2004, we repurchased 13,247,863 shares, or approximately 9.5% of our outstanding common stock under an ASB program. The shares were purchased from a dealer at a price of $46.80 per share, for a total cost of approximately $620.0. The ASB program provides an opportunity to return excess capital from the L&I sale to shareholders and immediately reduces the number of our common shares outstanding. The dealer obtained the shares that we purchased by borrowing them in the open market, and will then repurchase shares in the market over the next six to nine months to repay the borrowed shares. Approximately $200.0 of the ASB is subject to a collar, a contract that sets a minimum and maximum price of shares repurchased. At the end of the program, we may receive, or be required to pay, a price adjustment based on volume weighted average price of our common stock during the period of these repurchases.

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

At June 30, 2004 and December 31, 2003 we had no borrowings under the bank credit facility. In addition, we were in compliance with all the terms of this credit facility.

On August 2, 2004, in conjunction with the sale of L&I, we amended the bank credit facility to lower the available amount to $300.0. We also negotiated a lower minimum amount of shareholders’ equity we need to maintain to comply with the debt covenants of this facility.

FINANCIAL STRENGTH RATINGS

Financial strength (or claims paying) ratings provide a benchmark for comparing insurers. Higher ratings generally indicate greater financial strength and a greater ability to pay claims.

These ratings are important for the marketing of insurance products, particularly structured settlement annuities and BOLI products in our Discontinued Operations.

Here are our current ratings for our Continuing Operations:

	A.M. BEST	STANDARD & POOR’S	MOODY’S	FITCH
Safeco Corporation Senior Debt	bbb+	BBB+	Baa1	A-
P&C Insurance Subsidiaries	A	A+	A1	AA-

Each agency has a stable outlook on the ratings, and all ratings have been affirmed within the last nine months.

We believe our financial position is sound. As we have continued to execute our plans to improve P&C operating results, our financial position has strengthened. Our debt service coverage has improved over the last two years, and we expect that to continue.

Here are our current ratings for our Discontinued Operations:

	A.M. BEST	STANDARD & POOR’S	MOODY’S	FITCH
L&I Insurance Subsidiaries	A	BBB+	A2	A+

On March 15, 2004, we entered into definitive agreements to sell our L&I operations. As a result, Standard & Poor’s and Fitch downgraded the rating of our life insurance subsidiaries with a stable outlook. A.M. Best commented that the life insurance subsidiaries remain under review with developing implications, but that it is “likely to affirm” the current rating. Moody’s rating of our life insurance subsidiaries remained unchanged.

IMPACT OF FINANCIAL STRENGTH RATINGS

Lower financial strength ratings could materially and adversely affect our company and its performance and could:

•	Increase the number of customers who terminate their policies

•	Inhibit our distributors’ willingness and ability to sell our products, particularly products within our Discontinued Operations

•	Decrease new sales

•	Increase our borrowing costs

•	Limit our access to capital

•	Restrict our ability to compete

Our Investment Results

Investment returns are an important part of our overall profitability. Fluctuations in the fixed income or equity markets could affect the timing and the amount of our net investment income. Defaults by third parties in the payment or performance of their obligations – primarily on our investments in corporate bonds – could reduce our investment income or result in realized investment losses.

NET INVESTMENT INCOME

Continuing Operations

This table summarizes our pretax net investment income by portfolio:

	THREE MONTHS ENDED JUNE 30		SIX MONTHS ENDED JUNE 30
	2004	2003	2004	2003
Property & Casualty	$115.8	$116.5	$227.5	$229.3
Corporate and Other	3.3	3.3	6.6	10.1

Total	$119.1	$119.8	$234.1	$239.4

Our pretax investment income yield was 5.4% for the three months ended June 30, 2004, compared with 5.8% for the same period in 2003. Our pretax investment income yield was 5.3% for the six months ended June 30, 2004, compared with 6.0% for the same period in 2003. The declines in our pretax investment income yields in our portfolio reflected the low interest rate environment partially offset by the shift from equity securities to taxable bonds.

Our after-tax investment income yield was 4.0% for the three months ended June 30, 2004 compared with 4.4% for the same period in 2003. Our after-tax investment income yield was 3.9% for the six months ended June 30, 2004, compared with 4.4% for the same period in 2003.

Discontinued Operations

Our pretax net investment income for Discontinued Operations was $292.0 for the three months ended June 30, 2004 compared with $303.9 in the same period last year and was $595.2 for the six months ended June 30, 2004 compared with $607.4 for the same period in 2003. Our pretax investment income yields were 6.6% and 6.7% for the three and six months ended June 30, 2004, compared with 7.0% and 7.1% for the same periods in 2003. The declines in our pretax investment yields in our portfolio reflected a lower prevailing interest rate environment.

Our after tax investment income yield was 4.3% for the three months ended June 30, 2004 compared with 4.6% for the same period in 2003. Our after tax investment income yield was 4.4% for the six months ended June 30, 2004, compared with 4.6% for the same period in 2003.

NET REALIZED INVESTMENT GAINS AND LOSSES

Continuing Operations

Pretax net realized investment gains and losses for the three and six months ended June 30, 2004 and 2003 by portfolio were:

	THREE MONTHS ENDED JUNE 30		SIX MONTHS ENDED JUNE 30
	2004	2003	2004	2003
Property & Casualty	$81.7	$4.9	$120.6	$3.4
Corporate	3.2	10.8	7.1	20.5

Total	$84.9	$15.7	$127.7	$23.9

Pretax net realized investment gains and losses for the three and six months ended June 30, 2004 and 2003 by component were:

	THREE MONTHS ENDED JUNE 30		SIX MONTHS ENDED JUNE 30
	2004	2003	2004	2003
Net Gains on Securities Transactions	$86.0	$21.2	$133.5	$39.3
Impairments on Fixed Maturities	(1.0)	(7.9)	(5.5)	(25.3)
Impairments on Equity Securities	—	(7.9)	(0.1)	(12.0)
Credit Default Swap Mark–to-Market	—	10.3	—	19.3
Other	(0.1)	—	(0.2)	2.6

Total	$84.9	$15.7	$127.7	$23.9

Investment Sales Activity – Net realized investment gains in second quarter 2004 primarily represent sales of equity securities. Strong performance in our equity holdings during the current year increased the weight of our equity securities within their portfolio and we sold equity securities during the second quarter of 2004 to reduce our holdings in equity securities to our target of 10% of the total investment portfolio. These sales resulted in net realized investment gains of $76.3 in the second quarter of 2004. Net gains on securities transactions during the second quarter of 2003 resulted primarily from calls and fixed maturity sales initiated to manage our call risk and improve the credit quality of the underlying portfolio. These calls – issuers redeeming bonds in which we have invested before the final maturity date – are an expected part of our investment activity, particularly when interest rates are low.

Impairments – We closely monitor every investment that has declined in fair value to below our cost. If we determine that the decline is other than temporary, we write down the security to its fair value and record the charge as impairment in the Consolidated Statements of Income in the period of other than the temporary decline.

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

In our impairment determination process, we consider our intent and ability to hold investments long enough for them to recover in value. However, our intent to hold the investment can change due to:

•	Financial market fluctuations

•	Changes in the financial condition and near-term prospects of the issuer

•	Strategic decisions to sell businesses

Pretax investment impairments for the three and six months ended June 30, 2004 and 2003 by portfolio were:

	THREE MONTHS ENDED JUNE 30		SIX MONTHS ENDED JUNE 30
	2004	2003	2004	2003
Property & Casualty	$1.0	$15.8	$5.6	$36.4
Corporate	—	—	—	0.9

Total	$1.0	$15.8	$5.6	$37.3

The impairments in the first half of 2003 primarily resulted from:

•	Credit deterioration in the airline and franchise sectors

•	Credit problems of some of the companies in which we had invested

For the three and six months ended June 30, 2004, the fair value of fixed maturities and equity securities that we sold at a loss was $110.3 and $172.7 compared with $18.3 and $108.4 in the same period last year. Our total net realized investment loss on these sales for the quarter ended June 30, 2004 was $1.5 and for the quarter ended June 30, 2003 was $5.7. Our total net realized investment loss on these sales for the six months ended June 30, 2004 was $14.4 and $16.9 for the same period in 2003.

Discontinued Operations

Pretax net realized investment losses for our Discontinued Operations were $48.9 for the three months ended June 30, 2004, compared with net realized investment gains of $6.7 in the same period of 2003. Pretax net realized investment losses for our Discontinued Operations were $32.7 for the six months ended June 30, 2004, compared with net realized investment losses of $51.4 in the same period of 2003.

Pretax net realized investment gains and losses for the three and six months ended June 30, 2004 and 2003 by component were:

	THREE MONTHS ENDED JUNE 30		SIX MONTHS ENDED JUNE 30
	2004	2003	2004	2003
Net Gains on Securities Transactions	$14.4	$24.7	$39.1	$34.8
Impairments on Fixed Maturities	(92.6)	(30.3)	(101.1)	(92.3)
Impairments on Equity Securities	—	(0.7)	—	(1.4)
Other	29.3	13.0	29.3	7.5

Total	$(48.9)	$6.7	$(32.7)	$(51.4)

We have impaired all securities held by L&I with unrealized losses at June 30, 2004 because we do not expect them to recover in value before the sale of the L&I businesses is completed. Impairments on fixed maturities included $90.8 of such impairments for the second quarter and first six months of 2004.

Included in Other for the three and six months ended June 30, 2004 was $11.4 related to hedges on forecasted transactions that are now considered no longer probable of occurring. Also included in Other for the three and six months ended June 30, 2004 was $11.9 related to hedges on forecasted transactions that are now considered no longer probable of occurring before the sale of the L&I businesses is completed. Included in Other for the three and six months ended June 30, 2003 was $15.2 related to interest rate hedges on forecasted transactions not probable of occurring. SFAS 133 requires amounts recorded in AOCI that relate to forecasted transactions that are no longer probable of occurring within a specified time period to be recognized in earnings immediately.

Investment Portfolio

This table summarizes our Continuing Operations investment portfolio at June 30, 2004:

JUNE 30, 2004	COST OR AMORTIZED COST	CARRYING VALUE
P&C
Fixed Maturities – Taxable	$6,139.5	$6,285.9
Fixed Maturities – Non-taxable	2,001.8	2,071.3
Equity Securities	508.1	925.8
CORPORATE
Fixed Maturities – Taxable	203.1	204.0
Equity Securities	29.9	38.8

Total Fixed Maturities and Equity Securities	8,882.4	9,525.8
Other Invested Assets	10.3	10.3

Total Investment Portfolio	$8,892.7	$9,536.1

Our fixed maturities carried at $8,561.2 included:

•	Gross unrealized gains of $287.4

•	Gross unrealized losses of $70.6

Our equity securities carried at $964.6 included:

•	Gross unrealized gains of $429.5

•	Gross unrealized losses of $2.9

The following table summarizes the length of time that fixed maturities and equity securities have been in a continual unrealized loss position as of June 30, 2004.

TYPES OF SECURITIES	LENGTH OF TIME IN A CONTINUAL UNREALIZED LOSS POSITION	AMOUNT OF UNREALIZED LOSS AT JUNE 30, 2004
Fixed Maturities	Less than 12 months	$59.5
	12 Months or Greater	11.1

	Total	$70.6

Equity Securities	Less than 12 months	2.9
	12 Months or Greater	—

	Total	$2.9

The unrealized losses of these investments represented approximately 0.8% of the cost of our investment portfolio at June 30, 2004.

We reviewed all our investments with unrealized losses at June 30, 2004 in accordance with our impairment policy. Our evaluation concluded that these declines in fair value were temporary after considering:

•	That the majority of such losses for securities in an unrealized loss position for less than 12 months were interest rate-related

•	For securities in an unrealized loss position for 12 months or more, the financial condition and near-term prospects of the issuer of the security, including any specific events that may affect its operations or earnings potential

•	Our intent and ability to keep the security long enough to recover its value

This table summarizes our Discontinued Operations investment portfolio at June 30, 2004:

JUNE 30, 2004	COST OR AMORTIZED COST	CARRYING VALUE
Fixed Maturities – Taxable	$16,568.4	$17,659.2
Fixed Maturities – Non-taxable	0.8	0.8
Equity Securities	95.9	111.4
Mortgage Loans	914.0	914.0
Other Invested Assets	99.5	99.5

Total Discontinued Operations	$17,678.6	$18,784.9

DIVERSIFICATION

Our investment portfolio is well-diversified by issuer and industry type with no single holding exceeding 1% of our consolidated investment portfolio.

Here is a summary of our Continuing Operations investments showing investment types and industries that exceed 3% of our portfolio at June 30, 2004.

JUNE 30, 2004	CARRYING VALUE	PERCENT OF TOTAL
State and Political Subdivisions	$2,371.9	25%
Mortgage-Backed Securities	1,213.6	13
U.S Government and Agencies	1,070.2	11
Banks	849.3	9
Electric Utilities	418.9	4
Diversified Financial Services	424.2	4
Other	3,177.7	33

Total Fixed Maturities and Equity Securities	9,525.8	99
Other Invested Assets	10.3	1

Total Investment Portfolio-Continuing Operations	$9,536.1	100%

Here is a summary of our Discontinued Operations investments showing investment types and industries that exceed 3% of our portfolio at June 30, 2004.

JUNE 30, 2004	CARRYING VALUE	PERCENT OF TOTAL
Electric Utilities	$1,521.8	8%
Banks	1,459.4	8
U.S Government and Agencies	974.4	5
Gas Utilities	679.5	4
State and Political Subdivisions	733.1	4
Diversified Financial Services	597.7	3
Mortgage-Backed Securities	4,260.4	23
Other	7,545.1	40

Total Fixed Maturities and Equity Securities	17,771.4	95
Mortgage Loans	914.0	4
Other Invested Assets	99.5	1

Total Investment Portfolio-Discontinued Operations	$18,784.9	100%

INVESTMENT PORTFOLIO QUALITY

The quality ratings of our Continuing Operations fixed maturities portfolio were:

RATING	PERCENT AT JUNE 30, 2004
AAA	43%
AA	11
A	26
BBB	17
BB and lower	2
Not Rated	1

Total	100%

The quality ratings of our Discontinued Operations fixed maturities portfolio were:

RATING	PERCENT AT JUNE 30, 2004
AAA	33%
AA	4
A	24
BBB	32
BB and lower	5
Not Rated	2

Total	100%

BELOW INVESTMENT GRADE AND OTHER SECURITIES

Continuing Operations

A security is considered below investment grade if it has a rating below BBB. Our Continuing Operations investment portfolio includes below investment grade securities with a fair value of:

•	$195.9 at June 30, 2004

•	$252.7 at December 31, 2003

At June 30, 2004, these securities represented 2.1% of our investments at fair value. The related amortized cost of the below investment grade securities at June 30, 2004 was $181.4 compared with $233.7 at December 31, 2003.

Our below investment grade securities had a net unrealized investment gain of $14.5 at June 30, 2004. That gain comprised of:

•	Gross unrealized investment gains of $16.0

•	Gross unrealized investment losses of $1.5

At June 30, 2004 our investment portfolio also included:

•	$96.1 of non-publicly traded fixed maturities and equity securities – representing 1.0% of our total portfolio

•	$111.9 of not-rated securities – representing 1.2% of our total portfolio

Discontinued Operations

Our Discontinued Operations investment portfolio includes below investment grade securities with a fair value of:

•	$912.3 at June 30, 2004

•	$1,047.7 at December 31, 2003

During the second quarter of 2004, these securities represented 4.9% of our total investment portfolio at fair value. The related amortized cost of the below investment grade securities at June 30, 2004 was $836.7 compared with $939.0 at December 31, 2003.

Our below investment grade securities had a net unrealized investment gain of $75.6 at June 30, 2004. That gain was fully comprised of gross unrealized investment gains as we have impaired all securities held by L&I with unrealized losses at June 30, 2004 because we do not expect them to recover in value before the sale of the L&I businesses is completed.

At June 30, 2004 our Discontinued Operations investment portfolio also included:

•	$157.2 of non-publicly traded fixed maturities and equity securities – representing 0.8% of our Discontinued Operations investment portfolio

•	$266.2 of not-rated securities – representing 1.4% of our Discontinued Operations investment portfolio

The decline in our holdings of not-rated securities relative to March 31, 2004 reflects the sale of $204.1 of not-rated securities in the second quarter of 2004, which resulted in a net realized investment gain of $5.0 pretax.

OUR MORTGAGE LOAN PORTFOLIO

Our Discontinued Operations held $914.0 of mortgage loans at June 30, 2004. That represents 4.9% of our Discontinued Operations investment portfolio.

Our mortgage loans are on completed, income-producing commercial real estate, primarily in the retail, industrial and office building sectors.

The majority of the properties on which we hold mortgages are in three states:

•	28% in Washington

•	24% in California

•	11% in Oregon

We hold mortgages in no other state that represents greater than 10% of the mortgage loan balance.

Our mortgage loan policy includes these guidelines:

•	No loan when issued shall exceed 75% of the property’s appraised value

•	Individual loans generally do not exceed $10.0

•	First mortgage liens secure the loans

Less than 1% of our mortgage loans were non-performing – those loans in default of principal or interest or both – at the end of the last two years and at June 30, 2004.

As a result, our allowance for mortgage loan losses has remained unchanged at $10.2 at June 30, 2004 and December 31, 2003.

MORTGAGE-BACKED SECURITIES

This table summarizes our Continuing Operations holdings of mortgage-backed securities at June 30, 2004.

	COST OR AMORTIZED COST	CARRYING VALUE
JUNE 30, 2004		AMOUNT	PERCENT
RESIDENTIAL
Planned and Targeted Amortization Class and Sequential Pay CMOs	$586.9	$584.7	48%
Accrual Coupon (Z-Tranche) CMOs	13.5	14.3	1
Floating Rate CMOs	48.3	49.0	4
Residential Mortgage-Backed Pass-Throughs (Non-CMOs)	7.9	8.4	1

Total Residential	656.6	656.4	54
SECURITIZED COMMERCIAL REAL ESTATE
Government/Agency-Backed	44.7	46.1	4
CMOs and Pass-Throughs (Non-agency)	365.7	381.0	31

Total Securitized Commercial Real Estate	410.4	427.1	35
Other CMOs	127.7	130.1	11

Total	$1,194.7	$1,213.6	100%

Here are the quality ratings of our Continuing Operations mortgage-backed securities portfolio.

RATING	JUNE 30, 2004
Government/Agency Backed	47%
AAA	45
AA	6
A	1
BBB	1
BB or lower	—

Total	100%

This table summarizes our Discontinued Operations holdings of mortgage-backed securities at June 30, 2004.

	COST OR AMORTIZED COST	CARRYING VALUE
JUNE 30, 2004		AMOUNT	PERCENT
RESIDENTIAL
Planned and Targeted Amortization Class and Sequential Pay CMOs	$2,071.1	$2,120.5	50%
Accrual Coupon (Z-Tranche) CMOs	419.2	444.8	10
Floating Rate CMOs	76.6	77.5	2
Companion/Support, Principal Only, Interest Only CMOs	8.1	8.5	—
Subordinates	18.3	18.8	1
Residential Mortgage-Backed Pass-Throughs (Non-CMOs)	368.0	373.1	8

Total Residential	2,961.3	3,043.2	71

SECURITIZED COMMERCIAL REAL ESTATE
Government/Agency-Backed	428.1	445.2	10
CMOs and Pass-Throughs (Non-agency)	616.7	657.1	16

Total Securitized Commercial Real Estate	1,044.8	1,102.3	26

Other CMOs	111.8	114.9	3

Total	$4,117.9	$4,260.4	100%

Quality of Our Mortgage-Backed Securities – At June 30, 2004, 96% of our mortgage-backed securities were either government/agency-backed or AAA rated. We’ve limited our investment in riskier, more volatile CMOs and commercial mortgage-backed securities to $27.3. That amount represents 0.6% of our total mortgage-backed securities.

Here are the quality ratings of our Discontinued Operations mortgage-backed securities portfolio.

RATING	JUNE 30, 2004
Government/Agency Backed	75%
AAA	21
AA	3
A	1
BBB	—
BB or lower	—

Total	100%

ITEM 4 – CONTROLS AND PROCEDURES

We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of management, including our Chief Executive Officer, Chief Financial Officer and our disclosure committee.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2004 to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

There have been no changes in our internal controls over financial reporting during the second quarter that materially affected, or are reasonably likely to materially affect, our controls over financial reporting.

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

Our P&C companies are being sued in the U.S. District Court of Connecticut pursuant to a suit filed on January 14, 2003 by a plaintiff who seeks back overtime pay for claims adjusters who they claim should have been considered non-exempt employees under the labor laws. The plaintiff is seeking class action status for this suit. We have denied any suggestion of wrongdoing, and are actively defending against these allegations.

ITEM 2 – CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASE OF EQUITY SECURITIES

Issuer Purchase of Equity Securities

Period	Total Number Of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased As Part Of Publicly Announced Plans Or Programs (2)	Maximum Number of Shares That May Yet Be Purchased Under The Plans or Programs
April 1-30	26,325	(1)	$43.87	25,000	2,347,088
May 1-31	860,000		42.88	860,000	1,487,088
June 1-30	—		—	—	1,487,088

Total	886,325		$42.91	885,000

(1)	Includes 1,325 shares repurchased from an employee in connection with the employee’s stock option exercise. The stock, previously owned by the employee, was received in payment of the exercise price.

(2)	On March 15, 2004, we announced our intent to repurchase a limited amount of our common stock under an existing stock repurchase program. Under this program, we had previously authorized the repurchase of up to 11 million shares of common stock, and as of the date of the announcement, approximately 2.4 million shares of that amount remained available for repurchase. This repurchase plan is not subject to an expiration date.

On July 19, 2004, our Board of Directors approved the repurchase of up to 20,000,000 shares of common stock (which is in addition to the 1,487,088 shares that remain available for repurchase pursuant to prior Board authorization). On August 2, 2004, we repurchased 13,247,863 common shares, or approximately 9.5% of our common stock under an Accelerated Stock Buyback program.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of Safeco was held May 5, 2004. Safeco shareholders elected four nominees to the Board of Directors. The terms of all nominees elected will expire in 2007. The results of the voting as follows:

	FOR	WITHHELD
Robert S. Cline	117,269,142	4,520,785
G. Thompson Hutton	118,049,344	3,740,583
William W. Krippaehne, Jr.	117,937,298	3,852,629
Michael S. McGavick	117,177,209	4,612,718

There were no abstentions or broker non-votes with respect to the election of directors.

At the annual meeting, shareholders ratified the appointment of Ernst & Young as our independent auditors. The vote was 119,152,758 for the ratification (approximately 86% of the shares eligible to vote), 1,710,584 against the ratification (approximately 1% of the shares eligible to vote), and there were 1,146,615 abstentions (approximately 1% of the shares eligible to vote) and no broker non-votes.

Also at the annual meeting, shareholders defeated a proposal regarding executive compensation. The vote was 8,469,633 for the proposal (approximately 6% of the shares eligible to vote), 97,261,876 against the proposal (approximately 70% of the shares eligible to vote) and there were 2,241,069 abstentions (approximately 2% of the shares eligible to vote) and 13,817,349 broker non-votes (approximately 10% of the shares eligible to vote).

Safeco Corporation and Subsidiaries

ITEM 6 – EXHIBITS AND REPORTS ON FORM 8-K

(A)(3) – EXHIBITS

10.1	Form of Restricted Stock Rights Award Agreement

31.1	Certification of Chief Executive Officer of Safeco Corporation, dated August 6, 2004, in accordance with Securities Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer of Safeco Corporation, dated August 6, 2004, in accordance with Securities Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer of Safeco Corporation, dated August 6, 2004, in accordance with 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of Safeco Corporation, dated August 6, 2004, in accordance with 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(B) – REPORTS ON FORM 8-K

The registrant filed the following reports on Form 8-K during the quarter ended June 30, 2004 and for the period up to the filing date of this Form 10-Q.

FILING DATED	UNDER	FILING RELATED TO:
April 20, 2004	Item 12 (Results of Operations and Financial Condition)	Earnings Release for Quarter ended March 31, 2004.

July 20, 2004	Item 12 (Results of Operations and Financial Condition)	Earnings Release for Quarter ended June 30, 2004.

August 2, 2004	Item 5 (Other Events)	Safeco completes sale of Life & Investments operation and use of proceeds.

Safeco increases dividends to shareholders.

Safeco initiates tender offers for 8.072% Capital Securities due 2037 and 7.25% Senior Notes due 2012.

Safeco Corporation and Subsidiaries

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 6, 2004.

Safeco Corporation
Registrant

/s/ MAURICE S. HEBERT
Maurice S. Hebert Vice President, Controller