Form 10-Q
period 2004-09-30
SAFECO CORP
filed 2004-11-05
CIK 86104

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

-------------------------------------------------------------------------------

                                    FORM 10-Q

-------------------------------------------------------------------------------



 [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934 for the Quarterly Period Ended September 30, 2004


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

126,830,466 shares of common stock of Safeco Corporation, no par value, were outstanding at November 1, 2004.

Safeco Corporation and Subsidiaries
-------------------------------------------------------------------------------
CONTENTS
-------------------------------------------------------------------------------


   Item       Description                                                Page
-------------------------------------------------------------------------------


Part I        Financial Information

     1        Financial Statements

              Consolidated Statements of Income (Loss)
                  for the three and nine months
                  ended September 30, 2004 and 2003                        3

              Consolidated Balance Sheets
                  September 30, 2004 and December 31, 2003                 4

              Consolidated Statements of Cash Flows
                  for the nine months ended September 30, 2004 and 2003    5

              Consolidated Statements of Shareholders' Equity
                  for the nine months ended September 30, 2004 and 2003    7

              Consolidated Statements of Comprehensive Income (Loss)
                  for the three and nine months ended
                  September 30, 2004 and 2003                              8

              Condensed Notes to Consolidated Financial Statements         9

     2        Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                  24

     4        Controls and Procedures                                      47

Part II       Other Information

     1        Legal Proceedings                                            48

     2        Changes in Securities, Use of Proceeds and Issuer Purchase
              of Equity Securities                                         48

     6        Exhibits and Reports on Form 8-K                             49



Signatures                                                                 50



Safeco Corporation and Subsidiaries
-----------------------------------------------------------------------------------------------------------------------------------
Consolidated Statements of Income (Loss)
-----------------------------------------------------------------------------------------------------------------------------------

                                                              THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                    SEPTEMBER 30              SEPTEMBER 30
-------------------------------------------------------------------------------------------------------------
                                                          2004           2003          2004          2003
                                                   ----------------------------------------------------------
(In Millions, Except Per Share Amounts)                       (Unaudited)                 (Unaudited)

REVENUES
Earned Premiums                                       $ 1,400.7    $  1,250.4     $  4,092.6    $ 3,615.3
Net Investment Income                                     115.5         114.7          349.6        354.1
Net Realized Investment Gains                              50.5          12.8          178.2         36.7
Other                                                       0.2           2.6            0.6          7.9
                                                   ----------------------------------------------------------
Total                                                   1,566.9       1,380.5        4,621.0      4,014.0
                                                   ----------------------------------------------------------
EXPENSES
Losses and Loss Adjustment Expenses                     1,029.9       1,003.5        2,632.2      2,639.3
Other Underwriting and Operating Expenses                 162.8         148.8          475.7        471.3
Amortization of Deferred Policy Acquisition Costs         232.5         211.5          681.9        626.1
Loss on Debt Repurchases                                  121.0           --           121.0          --
Interest Expense                                           25.3          30.4           87.3         96.1
Restructuring Charges                                       --             --            1.4          --
                                                   ----------------------------------------------------------
Total                                                   1,571.5       1,394.2        3,999.5      3,832.8
                                                   ----------------------------------------------------------

Income (Loss) from Continuing Operations before
   Income Taxes                                            (4.6)        (13.7)         621.5        181.2
Provision (Benefit) for Income Taxes                      (10.5)        (13.6)         181.1         34.7
                                                   ----------------------------------------------------------
Income (Loss) from Continuing Operations                    5.9          (0.1)         440.4        146.5
Results from Discontinued Operations
   (Net of Taxes of $(52.3) and $(39.1) in 2004
   and $(35.6) and $(6.5) in 2003)                       (107.0)        (28.8)         (57.8)        26.5
                                                   ----------------------------------------------------------
Net Income (Loss)                                     $  (101.1)   $    (28.9)    $    382.6    $   173.0
-------------------------------------------------------------------------------------------------------------

INCOME (LOSS) PER SHARE OF COMMON STOCK - DILUTED
Income (Loss) from Continuing Operations              $     0.04   $      --      $      3.20   $     1.06
Results from Discontinued Operations                       (0.80)        (0.21)         (0.42)        0.19
                                                   ----------------------------------------------------------
Net Income (Loss)                                     $    (0.76)  $     (0.21)   $      2.78   $     1.25
                                                   ----------------------------------------------------------

INCOME (LOSS) PER SHARE OF COMMON STOCK - BASIC
Income (Loss) from Continuing Operations              $     0.04   $      --      $      3.23   $     1.06
Results from Discontinued Operations                       (0.81)        (0.21)         (0.43)        0.19
                                                   ----------------------------------------------------------
Net Income (Loss)                                     $    (0.77)  $     (0.21)   $      2.80   $     1.25
                                                   ----------------------------------------------------------

Dividends Declared                                    $     0.220  $      0.185   $      0.590  $     0.555
-------------------------------------------------------------------------------------------------------------
Average Number of Shares Outstanding During the
   Period:
   Diluted                                                132.5         138.5          137.5        138.9
   Basic                                                  131.5         138.5          136.5        138.4
-------------------------------------------------------------------------------------------------------------
See Condensed Notes to Consolidated Financial Statements.



Safeco Corporation and Subsidiaries
-----------------------------------------------------------------------------------------------------------------------------------
Consolidated Balance Sheets
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                SEPTEMBER 30    DECEMBER 31
                                                                                        2004           2003
-------------------------------------------------------------------------------------------------------------
(In Millions)                                                                  (Unaudited)

ASSETS
Investments
   Available-for-Sale Securities:
     Fixed Maturities, at Fair Value
       (Cost or amortized cost: $8,824.7; $7,717.2)                           $      9,188.2    $    8,159.2
     Marketable Equity Securities, at Fair Value
       (Cost: $580.7; $684.8)                                                          972.5         1,166.2
   Other Invested Assets                                                                 8.4            18.8
                                                                           ----------------------------------
Total Investments                                                                   10,169.1         9,344.2
Cash and Cash Equivalents                                                              327.6           319.0
Accrued Investment Income                                                              116.4           120.9
Premiums and Service Fees Receivable                                                 1,156.6         1,043.9
Other Notes and Accounts Receivable                                                     64.1           104.8
Current Income Taxes Recoverable                                                        84.3            20.5
Deferred Income Taxes Recoverable                                                      337.1           274.3
Reinsurance Recoverables                                                               371.0           372.0
Deferred Policy Acquisition Costs                                                      391.6           356.8
Land, Buildings and Equipment for Company Use
   (At cost less accumulated depreciation: $324.3; $311.8)                             391.8           433.7
Other Assets                                                                           233.5           256.5
Securities Lending Collateral                                                        1,022.6           951.9
Assets of Discontinued Operations                                                        --         22,548.9
                                                                           ----------------------------------
Total Assets                                                                  $     14,665.7    $   36,147.4
-------------------------------------------------------------------------------------------------------------


LIABILITIES AND SHAREHOLDERS' EQUITY
Loss and Loss Adjustment Expense Reserves                                     $      5,259.9   $    5,044.6
Unearned Premiums                                                                    2,249.9        2,053.6
Debt                                                                                 1,332.9        1,951.3
Other Liabilities                                                                    1,076.2        1,180.0
Securities Lending Payable                                                           1,022.6          951.9
Liabilities of Discontinued Operations                                                   --        19,942.7
                                                                           ----------------------------------
Total Liabilities                                                                   10,941.5       31,124.1
                                                                           ----------------------------------
Commitments and Contingencies                                                            --              --
Common Stock, No Par Value; Shares Authorized: 300.0
  Shares Reserved for Options: 9.3; 11.6
  Shares Issued and Outstanding: 126.8; 138.6                                          630.6        1,197.3
Retained Earnings                                                                    2,611.9        2,308.7
Total Accumulated Other Comprehensive Income                                           481.7        1,517.3
                                                                           ----------------------------------
Total Shareholders' Equity                                                           3,724.2        5,023.3
                                                                           ----------------------------------
Total Liabilities and Shareholders' Equity                                    $     14,665.7   $   36,147.4
-------------------------------------------------------------------------------------------------------------
See Condensed Notes to Consolidated Financial Statements.


Safeco Corporation and Subsidiaries
-----------------------------------------------------------------------------------------------------------------------------------
Consolidated Statements of Cash Flows
-----------------------------------------------------------------------------------------------------------------------------------


NINE MONTHS ENDED SEPTEMBER 30                                                      2004         2003
---------------------------------------------------------------------------------------------------------
(In Millions)                                                                       (Unaudited)

OPERATING ACTIVITIES
Insurance Premiums Received                                                   $   4,176.1    $   3,781.7
Dividends and Interest Received                                                     405.9          350.5
Insurance Claims Paid                                                            (2,414.7)      (2,514.2)
Underwriting, Acquisition, Insurance and Other Operating Costs Paid              (1,195.9)      (1,210.4)
Interest Paid                                                                      (123.5)        (125.9)
Income Taxes Paid                                                                  (103.2)         (19.8)
                                                                           ------------------------------
Net Cash Provided by Operating Activities                                           744.7          261.9
                                                                           ------------------------------

INVESTING ACTIVITIES
Purchases of
    Fixed Maturities Available-for-Sale                                          (2,281.0)      (1,453.9)
    Equity Securities Available-for-Sale                                           (390.3)        (146.5)
Maturities and Calls of Fixed Maturities Available-for-Sale                         710.7          780.1
Sales of:
    Fixed Maturities Available-for-Sale                                             479.4          157.8
    Equity Securities Available-for-Sale                                            643.1          705.8
Proceeds from Sales of Subsidiaries                                               1,510.0            --
Other, Net                                                                            5.7           13.2
                                                                           ------------------------------
Net Cash Provided by Investing Activities                                           677.6           56.5
                                                                           ------------------------------

FINANCING ACTIVITIES
Repurchase of Notes                                                                (735.2)           --
Proceeds from Notes Issued                                                            --           495.9
Repayment of Notes                                                                    --          (510.1)
Dividends Paid to Shareholders                                                      (77.1)         (76.8)
Common Stock Reacquired                                                            (661.0)           --
Stock Options Exercised                                                              59.6            5.9
Other, Net                                                                            --             0.4
                                                                           ------------------------------
Net Cash Used in Financing Activities                                            (1,413.7)         (84.7)
                                                                           ------------------------------

Net Increase in Cash and Cash Equivalents                                             8.6          233.7

Cash and Cash Equivalents at Beginning of Period                                    319.0          369.1
                                                                           ------------------------------
Cash and Cash Equivalents at End of Period                                    $     327.6    $     602.8
---------------------------------------------------------------------------------------------------------
See Condensed Notes to Consolidated Financial Statements.


Safeco Corporation and Subsidiaries

-----------------------------------------------------------------------------------------------------------------------------------
Consolidated Statements of Cash Flows -
Reconciliation of Net Income to Net Cash Provided by Operating Activities
-----------------------------------------------------------------------------------------------------------------------------------

NINE MONTHS ENDED SEPTEMBER 30                                                      2004           2003
-----------------------------------------------------------------------------------------------------------
(In Millions)                                                                        (Unaudited)

Net Income                                                                    $     382.6     $      173.0
                                                                           --------------------------------

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATiNG
     ACTIVITIES
   Income from Discontinued Operations, Net of Taxes                                (73.2)           (26.5)
   Loss on Sale of Discontinued Operations, Net of Taxes                            131.0              --
   Net Realized Investment Gains                                                   (178.2)           (36.7)
   Amortization of Fixed Maturities                                                  33.9              5.4
   Amortization and Depreciation                                                     44.2             42.0
   Deferred Income Tax Provision                                                     53.0             36.9
   Other                                                                             14.3              5.9
Changes in
   Accrued Investment Income                                                          4.5             (1.2)
   Deferred Policy Acquisition Costs                                                (34.8)           (25.0)
   Loss and Loss Adjustment Expense Reserves                                        215.3             98.1
   Unearned Premiums                                                                196.3            227.2
   Current Income Taxes Recoverable                                                  69.9            (19.8)
   Other Assets and Liabilities                                                    (114.1)          (217.4)
                                                                           --------------------------------
Total Adjustments                                                                   362.1             88.9
                                                                           --------------------------------

Net Cash Provided by Operating Activities                                     $     744.7     $      261.9
-----------------------------------------------------------------------------------------------------------

There were no significant non-cash financing or investing activities for the nine months ended September 30, 2004 and 2003.

See Condensed Notes to Consolidated Financial Statements.


Safeco Corporation and Subsidiaries
-----------------------------------------------------------------------------------------------------------------------------------
Consolidated Statements of Shareholders' Equity
-----------------------------------------------------------------------------------------------------------------------------------

NINE MONTHS ENDED SEPTEMBER 30                                                        2004          2003
-----------------------------------------------------------------------------------------------------------
(In Millions)                                                                         (Unaudited)

Common Stock
Balance at Beginning of Period                                                  $    1,197.3   $  1,178.1
Stock Issued for Options and Rights (2.3 and 0.3 shares)                                82.9          7.7
Stock Compensation Expense                                                              11.4          --
Common Stock Reacquired (14.1 shares)                                                 (661.0)         --
                                                                             ------------------------------
Balance at End of Period                                                               630.6      1,185.8
                                                                             ------------------------------

Retained Earnings
Balance at Beginning of Period                                                       2,308.7      2,072.2
Net Income                                                                             382.6        173.0
Dividends Declared                                                                     (79.4)       (76.9)
Other                                                                                   --           (0.2)
                                                                             ------------------------------
Balance at End of Period                                                             2,611.9      2,168.1
                                                                             ------------------------------


ACCUMULATED OTHER COMPREHENSIVE INCOME,
   NET OF TAXES:
Unrealized Gains And Losses On Available-For-Sale Securities
Balance at Beginning of Period                                                       1,576.8      1,227.5
Change during Period                                                                (1,078.2)       419.7
                                                                             ------------------------------
Balance at End of Period                                                               498.6      1,647.2
                                                                             ------------------------------

Unrealized Gains And Losses On Derivative Instruments
Balance at Beginning of Period                                                          12.2         13.7
Change during Period                                                                   (12.2)        (8.6)
                                                                             ------------------------------
Balance at End of Period                                                                 --           5.1
                                                                             ------------------------------

Unrealized Foreign Currency Translation Adjustment
Balance at Beginning of Period                                                          (8.8)       (15.7)
Change during Period                                                                    (2.4)         1.1
                                                                             ------------------------------
Balance at End of Period                                                               (11.2)       (14.6)
                                                                             ------------------------------

Deferred Policy Acquisition Costs Valuation Allowance
Balance at Beginning of Period                                                         (57.2)       (35.4)
Change during Period                                                                    57.2        (14.0)
                                                                             ------------------------------
Balance at End of Period                                                                 --         (49.4)
                                                                             ------------------------------

Minimum Pension Liability Adjustment
Balance at Beginning of Period                                                          (5.7)        (8.8)
Change during Period                                                                     --            --
                                                                             ------------------------------
Balance at End of Period                                                                (5.7)        (8.8)
                                                                             ------------------------------
ACCUMULATED OTHER COMPREHENSIVE INCOME,
   NET OF TAXES                                                                        481.7      1,579.5
                                                                             ------------------------------
SHAREHOLDERS' EQUITY                                                            $    3,724.2   $  4,933.4
-----------------------------------------------------------------------------------------------------------



-----------------------------------------------------------------------------------------------------------------------------------
Consolidated Statements of Comprehensive Income (Loss)
-----------------------------------------------------------------------------------------------------------------------------------


                                                                 THREE MONTHS                NINE MONTHS
                                                           ENDED SEPTEMBER 30         ENDED SEPTEMBER 30
-----------------------------------------------------------------------------------------------------------
                                                           2004          2003          2004         2003
                                                     ------------------------------------------------------
(In Millions)                                               (Unaudited)                (Unaudited)

Net Income (Loss)                                      $   (101.1)   $    (28.9) $     382.6    $   173.0
                                                     ------------------------------------------------------
Other Comprehensive Income (Loss),
   Net of Taxes:
   Change in Unrealized Gains (Losses) on                                             (980.3)
     Available-for-Sale Securities                         (466.4)       (230.6)                    339.5
   Reclassification Adjustment for Net Realized
     Investment (Gains) Losses Included in Net
     Income (Loss)                                         (180.9)         62.5        (97.9)        80.2
   Derivatives Qualifying as Cash Flow Hedges -                                        (12.2)
     Net Change in Fair Value                                (0.4)         (4.4)                     (8.6)
   Foreign Currency Translation Adjustments                   1.6          (4.1)        (2.4)         1.1
   Adjustment for Deferred Policy Acquisition Costs
     Valuation Allowance                                     24.8           7.3         57.2        (14.0)
                                                     ------------------------------------------------------
Other Comprehensive Income (Loss)                          (621.3)       (169.3)    (1,035.6)       398.2
                                                     ------------------------------------------------------
Comprehensive Income (Loss)                            $   (722.4)   $   (198.2) $    (653.0)   $   571.2
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

Throughout our unaudited Consolidated Financial Statements, Safeco Corporation and its subsidiaries are referred to as "Safeco," "we" and "our." The property and casualty businesses including surety are referred to as "Property & Casualty" and "P&C." All other continuing activities, primarily the financing of our business activities, are collectively referred to as "Corporate." The discontinued life insurance, group stop-loss medical insurance and asset management businesses are referred to as "Discontinued Operations," "Life & Investments" and "L&I."

On March 15, 2004, we entered into definitive agreements to sell substantially all our L&I operations. On April 8, 2004, we entered into an agreement for the sale of the remaining part of our L&I operations and accordingly we have presented L&I as a Discontinued Operation in these Consolidated Financial Statements in accordance with Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Prior-year amounts have been restated to reflect the presentation of Discontinued Operations.

On August 2, 2004, we completed the sale of our L&I operations to an investment group led by White Mountains Insurance Group, Ltd. and Berkshire Hathaway, Inc. We completed the sale of Talbot Financial Corporation on July 1, 2004 and the sale of Safeco Trust Company on April 19, 2004. See Note 9 - Discontinued Operations.

Basis of Consolidation and Reporting and Use of Estimates

We prepared the unaudited Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instructions to Form 10-Q. Certain financial information, which is required in the annual financial statements prepared in conformity with GAAP, may not be required for interim financial reporting purposes and has been condensed or omitted. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation of results for the interim periods have been included. Results for the nine-month period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

Earnings per Share

We calculate basic earnings per share by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflect the potential dilution that could occur if options or other dilutive instruments granted under our stock-based compensation plans were exercised.

We present the computation of net income (loss) per share below, based upon weighted-average common and dilutive shares outstanding:

                                                         THREE MONTHS               NINE MONTHS
                                                      ENDED SEPTEMBER 30         ENDED SEPTEMBER 30
---------------------------------------------------------------------------------------------------------
                                                           2004         2003         2004          2003
                                                   ------------------------------------------------------

Net Income (Loss)                                    $   (101.1)   $  (28.9)    $  382.6     $   173.0
Average Number of Common Shares Outstanding               131.5       138.5        136.5         138.4
                                                   ------------------------------------------------------
Basic Net Income (Loss) Per Share                    $     (0.77)  $   (0.21)   $    2.80    $     1.25
---------------------------------------------------------------------------------------------------------
Net Income (Loss)                                    $   (101.1)   $  (28.9)    $  382.6     $   173.0

Average Number of Common Shares Outstanding               131.5       138.5        136.5         138.4
Additional Common Shares Assumed Issued Under
     Treasury Stock Method                                  1.0         --           1.0           0.5
                                                   ------------------------------------------------------
Average Number of Common Shares Outstanding -
Diluted                                                   132.5       138.5        137.5         138.9
                                                   ------------------------------------------------------
Diluted Net Income (Loss) Per Share                  $     (0.76)  $   (0.21)   $    2.78    $     1.25
---------------------------------------------------------------------------------------------------------

Due to the loss from continuing operations in the third quarter of 2003, we used basic weighted-average shares outstanding to calculate diluted net loss per share of common stock. Using diluted weighted-average shares outstanding would have resulted in a lower net loss per share of common stock.

On August 2, 2004, we repurchased 13,247,863 shares, or approximately 9.5% of our outstanding common stock under an Accelerated Stock Buyback (ASB) program. The shares were purchased from a dealer at a price of $46.80 per share, for a total cost of $623.0. Through the ASB program we returned excess capital from the L&I sale to shareholders and immediately reduced the number of our common shares outstanding. The dealer obtained the shares that we purchased by borrowing them in the open market, and then repurchases shares in the market over the next six to nine months to repay the borrowed shares. $200.0 of the ASB is subject to a collar, a contract that sets a minimum and maximum price for us for the shares repurchased under the collar. At the end of the program, we may receive, or be required to pay, a price adjustment based on the volume weighted average price of our common stock during the period of the ASB repurchases. This adjustment will be recorded in shareholders' equity.

On October 25, 2004, we paid a quarterly dividend of $0.22 per share. This represents an 18.9% increase per share over our previous quarterly dividend of $0.185 per share.


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

Prior to 2003, we applied Accounting Principles Board (APB) Opinion 25 in accounting for our stock options, as allowed under SFAS 123, "Accounting for Stock-Based Compensation," as amended. Under APB 25, we recognized no compensation expense related to options because the exercise price of our employee stock options equaled the fair market value of the underlying stock on the date of grant. In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," amending SFAS 123, to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation under SFAS 123. We adopted the fair value method for accounting for stock-based compensation effective January 1, 2003, using the prospective basis transition method. Under this method, we have recognized stock-based compensation expense for options granted, modified or settled after January 1, 2003. Stock-based compensation expense was $5.6 ($4.8 after tax) for the three months ended September 30, 2004 and $15.9 ($12.8 after tax) for the nine months ended September 30, 2004. Stock-based compensation expense was $4.4 ($2.7 after tax) for the three months ended September 30, 2003 and $7.5 ($4.4 after tax) for the nine months ended September 30, 2003.

Effective in the second quarter of 2004, we replaced our annual stock option program with a restricted stock program.

The following table illustrates the pro forma effect on net income (loss) and net income (loss) per share as if the fair value method had been applied to all outstanding and unvested awards in each period:


                                                         THREE MONTHS               NINE MONTHS
                                                      ENDED SEPTEMBER 30         ENDED SEPTEMBER 30
----------------------------------------------------------------------------------------------------------
                                                           2004        2003           2004         2003
                                                   -------------------------------------------------------

Net Income (Loss), as reported                        $  (101.1)   $   (28.9)   $    382.6     $   173.0
Add: Stock-based Compensation Expense Included in
     Reported Net Income (Loss), After Tax                  4.8          2.7          12.8           4.4
Deduct: Pro Forma Stock-based Compensation Expense*        (5.9)        (4.6)        (16.0)        (10.2)
                                                   -------------------------------------------------------
Pro Forma Net Income (Loss)                           $  (102.2)   $   (30.8)   $    379.4     $   167.2
                                                   -------------------------------------------------------

Net Income (Loss) Per Share
    Basic - as Reported                               $    (0.77)  $    (0.21)  $      2.80    $     1.25
    Diluted - as Reported                             $    (0.76)  $    (0.21)  $      2.78    $     1.25
    Basic - Pro Forma                                 $    (0.78)  $    (0.22)  $      2.78    $     1.21
    Diluted - Pro Forma                               $    (0.77)  $    (0.22)  $      2.76    $     1.20
----------------------------------------------------------------------------------------------------------
*  Determined under fair value based method for all awards, net of related tax effects.


Cash Balance Plan

The Safeco Cash Balance Plan (CBP) is a noncontributory defined benefit plan that provides benefits for each year of service after 1988, based on each eligible participant's compensation plus a stipulated rate of return on their benefit balance. We make contributions to the CBP based on funding requirements set by the Employee Retirement Income Security Act (ERISA). We contributed $12.9 pretax to the CBP in February 2004.

Other Postretirement Benefits

We  also  provide  certain  healthcare  and  life  insurance   benefits,   Other
Postretirement Benefits (OPRB), for certain retired employees, their beneficiaries and eligible dependents. We contributed $1.3 pretax in the third quarter and $3.6 pretax in the first nine months of 2004.

We amended our OPRB program in the third quarter of 2003. The amendments created negative prior service cost, which will be amortized over the average remaining service period of all active participants. The related amortization resulted in a credit to OPRB expense of $1.7 pretax for the three months ended September 30, 2004 and $7.2 pretax for the nine months ended September 30, 2004.

The following tables  summarize CBP and OPRB costs charged  (credited) to Income
(Loss) from Continuing Operations for the three and nine months ended September 30, 2004 and 2003:

                                                        CBP                           OPRB
                                           ------------------------------ ------------------------------
THREE MONTHS ENDED SEPTEMBER 30                      2004           2003           2004            2003
------------------------------------------ --------------- -------------- -------------- ---------------
Service Cost                                 $      2.7      $       2.0    $       0.2     $      1.4
Interest Cost                                       2.0              1.9            0.9            2.2
Expected Return on Plan Assets                     (2.1)            (1.7)           --              --
Curtailment Gain                                    --                --            --            (8.3)
Amortization of Prior Service Cost and
   Unrecognized Net Actuarial (Gain) Loss           0.1              0.4           (1.7)           0.4
                                           --------------- -------------- -------------- ---------------
Total                                        $      2.7      $       2.6    $      (0.6)    $     (4.3)
------------------------------------------ --------------- -------------- -------------- ---------------

                                                        CBP                           OPRB
                                           ------------------------------ ------------------------------
NINE MONTHS ENDED SEPTEMBER 30                       2004           2003           2004            2003
------------------------------------------ --------------- -------------- -------------- ---------------
Service Cost                                 $      8.3      $       6.2    $       0.5     $      4.4
Interest Cost                                       6.0              5.5            3.2            7.4
Expected Return on Plan Assets                     (6.5)            (4.9)           --              --
Curtailment Gain                                    --                --            --            (8.3)
Amortization of Prior Service Cost and
   Unrecognized Net Actuarial (Gain) Loss           0.2              1.0           (7.2)           1.4
                                           --------------- -------------- -------------- ---------------
Total                                        $      8.0      $       7.8    $      (3.5)    $      4.9
------------------------------------------ --------------- -------------- -------------- ---------------


Variable Interest Entities

On August 2, 2004, we sold our $19.7 loan with Investar Holdings (Investar) for $13.5. With the sale of this loan, we no longer have an interest in Investar. The guarantee issued by Safeco Life Insurance Company to General America Corporation, our wholly-owned subsidiary, was extinguished as a result of this transaction. The $3.8 after tax loss on the loan sale is included in the loss on the sale of L&I in Discontinued Operations.

New Accounting Standards

FASB Exposure Draft, "Share-Based Payment"

On March 31, 2004, the FASB issued its Exposure Draft, "Share-Based Payment", which is a proposed amendment to SFAS 123. The proposed statement would require all share-based compensation awards granted, modified or settled after December 15, 1994 to be accounted for using the fair value method of accounting on a prospective basis. As discussed in "Stock-Based Compensation Expense", we adopted the fair value method of accounting for share-based awards effective January 1, 2003. Based on the current amount of remaining unvested share-based awards issued since December 15, 1994 not previously recognized at fair value, we do not believe that adoption of the statement in its current form would have a material impact on our financial condition or results of operations. On October 13, 2004, the FASB indicated that SFAS 123R, "Share-Based Payment", will be effective for interim or annual periods beginning after January 15, 2005 and it will issue a final statement late in 2004.

FASB Staff Position (FSP) 106-2 "Accounting & Disclosure Requirements related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" (the
Act)

In May 2004, FSP 106-2 was issued. FSP 106-2 provides guidance on accounting for the Act, which introduced a Medicare prescription-drug benefit and a federal subsidy to sponsors of retiree health-care plans that provide a benefit at least "actuarially equivalent" to the Medicare benefit. We determined that the potential impact of the subsidy would not be considered a significant event as defined in SFAS 106, "Employer's Accounting for Postretirement Benefits, Other than Pensions." Accordingly, recognition of the subsidy will not occur until the next measurement date of plan assets and liabilities (December 31, 2004).

Emerging Issues Task Force (EITF) 03-1, "The Meaning of Other-than-Temporary Impairment and its Application to Certain Investments"

In September 2004, the FASB issued FSP 03-1-1 delaying the effective date for applying paragraphs 10-20 of EITF 03-1. Paragraphs 10-20 provide guidance for evaluating whether impairments of debt and equity holdings are
"other-than-temporary" and require immediate recognition in earnings. The effective date for applying the accounting guidance of EITF 03-1 is currently under review by the FASB. The disclosure requirements of EITF 03-1 remain unchanged and were effective for fiscal periods ending after December 15, 2003.

NOTE 2 - INVESTMENTS

FIXED MATURITIES AND MARKETABLE EQUITY SECURITIES

The following tables summarize our fixed maturities and marketable equity securities at September 30, 2004 and December 31, 2003:


                                       COST OR          GROSS          GROSS             NET
                                     AMORTIZED     UNREALIZED     UNREALIZED      UNREALIZED          FAIR
 SEPTEMBER 30, 2004                       COST          GAINS         LOSSES           GAINS         VALUE
------------------------------- --------------- -------------- -------------- --------------- --------------
Fixed Maturities:
   U.S. Government and
     Agencies                    $    1,104.9    $       48.7   $       (1.9)  $       46.8    $    1,151.7
   State and Political
     Subdivisions                     2,353.6           147.9           (2.6)         145.3         2,498.9
   Foreign Governments                  103.2             4.9           (1.5)           3.4           106.6
   Corporate Securities:
     Banks                              805.8            31.1           (1.4)          29.7           835.5
     Electric Utilities                 390.3            12.3           (1.0)          11.3           401.6
     Diversified Financial
       Services                         414.2             9.7           (0.4)           9.3           423.5
     Other                            2,403.6            94.4           (4.2)          90.2         2,493.8
                                --------------- -------------- -------------- --------------- --------------
   Total Corporate Securities         4,013.9           147.5           (7.0)         140.5         4,154.4
   Mortgage-Backed Securities         1,249.1            32.2           (4.7)          27.5         1,276.6
------------------------------- --------------- -------------- -------------- --------------- --------------
Total Fixed Maturities                8,824.7           381.2          (17.7)         363.5         9,188.2
Marketable Equity Securities            580.7           396.4           (4.6)         391.8           972.5
------------------------------- --------------- -------------- -------------- --------------- --------------
Total                            $    9,405.4    $      777.6   $      (22.3)  $      755.3    $   10,160.7
------------------------------- --------------- -------------- -------------- --------------- --------------

                                       COST OR          GROSS          GROSS             NET
                                     AMORTIZED     UNREALIZED     UNREALIZED      UNREALIZED          FAIR
 DECEMBER 31, 2003                        COST          GAINS         LOSSES           GAINS         VALUE
------------------------------- --------------- -------------- -------------- --------------- --------------
Fixed Maturities:
   U.S. Government and
     Agencies                    $      964.6    $       53.3   $       (0.5)  $        52.8   $     1,017.4
   State and Political
     Subdivisions                     2,219.6           164.9           (3.4)          161.5         2,381.1
   Foreign Governments                   41.8             3.7            --              3.7            45.5
   Corporate Securities:
     Banks                              565.0            39.5           (0.2)           39.3           604.3
     Electric Utilities                 276.5            14.7           (0.8)           13.9           290.4
     Diversified Financial
       Services                         400.1            12.8           (1.1)           11.7           411.8
     Other                            2,161.7           126.5           (7.7)          118.8         2,280.5
                                --------------- -------------- -------------- --------------- --------------
   Total Corporate Securities         3,403.3           193.5           (9.8)          183.7         3,587.0
   Mortgage-Backed Securities         1,087.9            43.6           (3.3)           40.3         1,128.2
------------------------------- --------------- -------------- -------------- --------------- --------------
Total Fixed Maturities                7,717.2           459.0          (17.0)          442.0         8,159.2
Marketable Equity Securities            684.8           484.1           (2.7)          481.4         1,166.2
------------------------------- --------------- -------------- -------------- --------------- --------------
Total                            $    8,402.0    $      943.1   $      (19.7)  $       923.4   $     9,325.4
------------------------------- --------------- -------------- -------------- --------------- --------------

The following table shows our investment gross unrealized losses and fair values aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2004:


                              LESS THAN 12 MONTHS              12 MONTHS OR MORE                   TOTAL
                             -------------------------    ---------------------------    -------------------------
  DESCRIPTION                   FAIR      UNREALIZED            FAIR     UNREALIZED           FAIR      UNREALIZED
 OF SECURITIES                 VALUE         LOSSES            VALUE         LOSSES          VALUE          LOSSES
--------------------------- ---------- --------------    ------------ --------------    ----------- -------------
Fixed Maturities:
   U.S. Government and
     Agencies                $  277.0   $       (1.0)           $ 39.1   $     (0.9)      $   316.1    $    (1.9)
   State and Political
     Subdivisions               179.6           (1.9)             17.3         (0.7)          196.9         (2.6)
   Foreign Governments           65.6           (1.5)             --             --            65.6         (1.5)
   Corporate Securities         792.6           (5.6)             42.4         (1.4)          835.0         (7.0)
   Mortgaged-Backed
     Securities                 364.6           (3.6)             36.7         (1.1)          401.3         (4.7)
                            ---------- -------------- -- ------------ -------------- -- ----------- -------------
Total Fixed Maturities        1,679.4          (13.6)            135.5         (4.1)        1,814.9        (17.7)

Marketable Equity
     Securities                  91.6           (4.6)             --            --             91.6         (4.6)
                            ---------- -------------- -- ------------ -------------- -- ----------- -------------
Total                        $1,771.0   $      (18.2)           $135.5      $  (4.1)      $ 1,906.5    $   (22.3)
--------------------------- ---------- -------------- -- ------------ -------------- -- ----------- -------------


The unrealized losses of these investments represented approximately 0.2% of the cost of our investment portfolio at September 30, 2004.

We reviewed all our investments with unrealized losses at September 30, 2004 in accordance with our impairment policy. Our evaluation concluded that these declines in fair value were temporary after considering:

o That the majority of such losses for securities in an unrealized loss position for less than 12 months were interest rate related

o For securities in an unrealized loss position for 12 months or more, the financial condition and near-term prospects of the issuer of the security, including any specific events that may affect its operations or earnings potential

o Our intent and ability to keep the security long enough to recover its value

FIXED MATURITIES BY MATURITY DATE

The following table summarizes the cost or amortized cost and fair value of our fixed maturities at September 30, 2004, by contractual years-to-maturity. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties:

                                                                                       COST OR
 MATURITY                                                                           AMORTIZED COST      FAIR VALUE
----------------------------------------------------------------------- --------------------------------------------


One Year or Less                                                           $           770.8            $   779.3

Over One Year through Five Years                                                     3,452.9              3,558.6

Over Five Years through Ten Years                                                    1,395.2              1,456.5

Over Ten Years                                                                       1,956.7              2,117.2

Mortgage-Backed Securities                                                           1,249.1              1,276.6
                                                                            ----------------------------------------
Total Fixed Maturities                                                     $         8,824.7            $ 9,188.2
--------------------------------------------------------------------------------------------------------------------

The carrying value of securities on deposit with state regulatory authorities was $431.9 at September 30, 2004 and $399.9 at December 31, 2003.

NOTE 3 - DERIVATIVE FINANCIAL INSTRUMENTS

Derivatives   are   instruments   whose  values  are  derived  from   underlying
instruments, indices or rates, have notional amounts and can be net settled. This may include derivatives that are "embedded" in other derivative instruments or in certain existing assets or liabilities. We use derivative financial instruments, including interest rate swaps, as a means of hedging exposure to interest rate risk.

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

FAIR VALUE HEDGES

We use interest rate swaps to hedge the change in fair value of certain fixed-rate debt. At September 30, 2004 we had $430.0 of notional amounts outstanding relating to such hedges. These derivatives have been designated as fair value hedges and, because they have been determined to be highly effective, changes in their fair value and the related portions of the debt that they hedge are recognized on a net basis in Net Realized Investment Gains in the Consolidated Statements of Income (Loss).

Differences between the changes in fair value of these derivatives and the hedged items represent hedge ineffectiveness. In the three and nine months ended September 30, 2004 and 2003, no amounts were recognized in earnings due to hedge ineffectiveness.

In conjunction with the September 1, 2004 repayment of the 7.25% senior notes (see Note 5), we unwound a portion of the interest rate swap totaling $145.0 notional amount. We reported a pretax gain of $2.0 on the unwinding of this fair value hedge in Net Realized Investment Gains in the Consolidated Statements of Income (Loss).

OTHER DERIVATIVES

Safeco Financial Products (SFP), our wholly owned subsidiary, engaged in limited derivatives activity by selling single-name credit default swaps, writing and hedging S&P 500 index options and investing in and hedging convertible bonds. All these derivative positions were terminated prior to December 31, 2003 and SFP was dissolved in October 2004. These SFP activities were not designated for hedge accounting treatment under SFAS 133. Changes in the fair values of these instruments were recognized in Net Realized Investment Gains in the Consolidated Statements of Income (Loss). The fee income on the credit default swaps and the earnings and fair value adjustments for the S&P 500 index options and the convertible bonds were included in Net Investment Income in the Consolidated Statements of Income (Loss). Pretax income (loss) before net realized investment gains for SFP was $(0.9) for the three months ended September 30, 2003 and there was no income or loss for this period in 2004. Pretax income (loss) before net realized investment gains for SFP was $(0.4), and $0.3 for the nine months ended September 30, 2004 and 2003. Net realized investment gains before tax for SFP were $2.8 and $22.1 for the three and nine months ended September 30, 2003 and there were no gains or losses in the same periods of 2004.

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

Differences between income taxes computed by applying the U.S. federal income tax rate of 35% to Income (Loss) from Continuing Operations before Income Taxes and the consolidated provision (benefit) for income taxes were as follows:



                                                   THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                      SEPTEMBER 30                        SEPTEMBER 30
-----------------------------------------------------------------------------------------------------------
                                                  2004              2003           2004              2003
                                        -------------------------------------------------------------------
Income (Loss) from Continuing
     Operations before Income Taxes        $       (4.6)   $       (13.7)  $       621.5  $         181.2
-----------------------------------------------------------------------------------------------------------
Computed "Expected" Tax Expense                    (1.6)           (4.8)           217.5             63.4
Tax-Exempt Municipal Bond Income                   (8.9)           (9.3)           (27.1)           (27.9)
Dividends Received Deduction                       (1.8)           (2.2)            (6.3)            (6.9)
Other                                               1.8             2.7             (3.0)             6.1
                                        -------------------------------------------------------------------
Provision (Benefit) for Income Taxes       $      (10.5)  $       (13.6)   $       181.1  $          34.7
                                        -------------------------------------------------------------------

Current Provision (Benefit) for Income
     Taxes                                         23.9             0.3            128.1             (2.1)
Deferred Provision (Benefit) for Income
     Taxes                                        (34.4)          (13.9)            53.0             36.8
                                        -------------------------------------------------------------------
Provision (Benefit) for Income Taxes       $      (10.5)  $       (13.6)   $       181.1  $          34.7
-----------------------------------------------------------------------------------------------------------

The tax effects of temporary differences that give rise to the deferred income tax assets and deferred income tax liabilities at September 30, 2004 and December 31, 2003 were as follows:

                                                                              SEPTEMBER 30       DECEMBER 31
                                                                                  2004               2003
----------------------------------------------------------------------------------------------------------
Deferred Income Tax Assets
  Goodwill                                                                  $      170.4     $        185.9
  Discounting of Loss and Loss Adjustment Expense Reserves
    for Tax Purposes                                                               212.6              211.4
  Unearned Premium Liability                                                       171.9              159.0
  Investment Impairments                                                            12.4               26.2
  Postretirement Benefits                                                           40.9               42.1
  Alternative Minimum Tax Carryforwards                                             79.9               62.4
  Net Operating Loss Carryforwards                                                   --                23.5
  Other                                                                             96.2               63.8
                                                                          ---------------------------------
Total Deferred Income Tax Assets                                                   784.3              774.3
                                                                          ---------------------------------
Deferred Income Tax Liabilities
  Unrealized Appreciation of Investment Securities, Derivative Financial
   Instruments, Deferred Policy Acquisition Cost Valuation Allowance,
   Minimum Pension Liability and Foreign Currency Adjustment                       253.8              314.2
  Deferred Policy Acquisition Costs                                                137.1              124.9
  Other                                                                             56.3               60.9
                                                                          ---------------------------------
Total Deferred Income Tax Liabilities                                              447.2              500.0
                                                                          ---------------------------------
Net Deferred Income Tax Asset                                               $      337.1     $        274.3
-----------------------------------------------------------------------------------------------------------



The sale of L&I generated capital losses for tax purposes that are carried back to offset capital gains in 2002 and 2003. The offset of those prior year capital gains by the capital losses had the effect of releasing net operating losses from those years to be carried forward to the current quarter. The utilization of the net operating losses in the third quarter generated additional alternative minimum tax.

NOTE 5 - LONG-TERM DEBT

The following table shows the total principal amount of our long-term debt, interest rates and maturities of debt. No debt is due within one year at September 30, 2004 and December 31, 2003.

                                                                           SEPTEMBER 30        DECEMBER 31
                                                                                   2004               2003
-----------------------------------------------------------------------------------------------------------
6.875% Notes Due 2007                                                    $          200.0 $        200.0
4.200% Notes Due 2008                                                               200.0          200.0
4.875% Notes Due 2010                                                               300.0          300.0
7.250% Notes Due 2012                                                               230.0          375.0
8.072% Debentures Due 2037                                                          402.9          876.3
                                                                       ------------------------------------
Total Debt                                                               $        1,332.9 $      1,951.3
-----------------------------------------------------------------------------------------------------------


On August 13, 2004 we repurchased $473.4 in principal amount of 8.072% capital securities for $562.7, and on September 1, 2004 we repurchased $145.0 in principal amount of 7.25% senior notes for $170.9. Including transaction costs, we reported a pretax loss on debt repurchases of $121.0 in the Consolidated Statements of Income (Loss).


As of September 30, 2004, we maintained a bank credit facility with $300.0 available through September 2005.


NOTE 6 - RESTRUCTURING CHARGES

In September 2003, we announced that we would eliminate approximately 500 jobs and all such jobs had been eliminated by March 31, 2004. The positions impacted were primarily in our corporate departments. We expect this initiative to reduce our 2004 operating expenses by approximately $75.0.

For the nine months ended September 30, 2004, period costs associated with the restructuring totaled $1.4. These period costs represented termination benefits. There were no restructuring costs in the three months ended September 30, 2004.

Estimated and actual costs associated with the restructuring were as follows:


                                                                              THREE MONTHS        NINE MONTHS
                                                  TOTAL                              ENDED              ENDED
                                               EXPECTED                       SEPTEMBER 30       SEPTEMBER 30
                                                  COSTS             2003              2004               2004
--------------------------------------------------------------------------------------------------------------
One-Time Termination Benefits                 $     9.6      $      8.2   $          --          $        1.4
Lease Termination Costs and Other Costs             1.0             1.0              --                   --
                                            ------------------------------------------------------------------
Total                                         $    10.6      $      9.2   $          --           $       1.4
--------------------------------------------------------------------------------------------------------------

Estimated costs associated with the restructuring to reduce our expenses were allocated to our reportable segments in our Continuing Operations as follows:

                                                                              THREE MONTHS        NINE MONTHS
                                                  TOTAL                              ENDED              ENDED
                                               EXPECTED                       SEPTEMBER 30       SEPTEMBER 30
                                                  COSTS             2003              2004               2004
-------------------------------------------------------------------------------------------------------------
Safeco Personal Insurance (SPI)
   Auto                                   $         4.5    $        3.8   $          --   $          0.7
   Property                                         1.8             1.6              --              0.2
   Specialty                                        0.1             0.1              --              --
                                        -------------------------------------------------------------------
Total SPI                                           6.4             5.5              --              0.9
                                        -------------------------------------------------------------------
Safeco Business Insurance (SBI)
   SBI Regular                                      2.2             1.9              --              0.3
   SBI Special Accounts Facility                    0.7             0.6              --              0.1
                                        -------------------------------------------------------------------
Total SBI                                           2.9             2.5              --              0.4
                                        -------------------------------------------------------------------
Surety                                              0.4             0.3              --              0.1
P&C Other                                           --               --              --              --
                                        -------------------------------------------------------------------
Total P&C                                           9.7             8.3              --              1.4
Corporate                                           0.9             0.9              --              --
                                        -------------------------------------------------------------------
Total                                     $        10.6    $        9.2   $          --   $          1.4
-----------------------------------------------------------------------------------------------------------

The activity related to previously accrued restructuring charges as of September 30, 2004 was as follows:

                                                BALANCE AT                                        BALANCE AT
                                               DECEMBER 31        COSTS           AMOUNTS       SEPTEMBER 30
                                                      2003      ACCRUED              PAID               2004
------------------------------------------ ----------------- ------------ ----------------- ----------------
Severance Costs                              $         0.2    $        --     $       0.2     $          --
Lease Terminations and Other Costs                     0.7             --             0.7                --
                                           ----------------- ------------ ----------------- ----------------
Total                                        $         0.9    $        --     $       0.9     $          --
------------------------------------------ ----------------- ------------ ----------------- ----------------




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

The components of other comprehensive income or loss were as follows:


NINE MONTHS ENDED SEPTEMBER 30                       2004                             2003
----------------------------------------------------------------------------------------------------------
                                                                    AFTER                           AFTER
                                            PRETAX      TAXES        TAX      PRETAX      TAXES      TAX
                                      --------------------------------------------------------------------
Change in Unrealized Gains and Losses   $  (1,508.2) $   527.9  $  (980.3) $   522.6  $  (183.1) $  339.5
   of Available-for-Sale Securities

Reclassification adjustment for Net
   Realized Investment (Gains) Losses
   included in Net Income                    (150.6)      52.7      (97.9)     123.1      (42.9)     80.2

Derivatives Qualifying as Cash Flow
   Hedges - Net Changes in Fair Value         (18.7)       6.5      (12.2)     (13.3)       4.7      (8.6)

Deferred Policy Acquisition Costs
   Valuation Allowance                         88.0      (30.8)      57.2      (21.5)       7.5     (14.0)

Foreign Currency Translation
     Adjustments                               (3.7)       1.3       (2.4)       1.7       (0.6)      1.1
                                      --------------------------------------------------------------------
Other Comprehensive Income (Loss)       $  (1,593.2) $   557.6  $(1,035.6) $   612.6  $  (214.4) $  398.2
----------------------------------------------------------------------------------------------------------

NOTE 8 - SEGMENT INFORMATION

CONTINUING OPERATIONS

On January 1, 2004, we made minor revisions to our P&C segments that better reflect how these segments are managed. Our non-voluntary auto and property results, previously in P&C Other, are now included in SPI Auto and SPI Property. Certain products, previously reported in SPI Specialty, primarily earthquake, inland marine and dwelling fire, are now included in SPI Property. Our commercial specialty programs and large commercial accounts in runoff, previously in SBI Runoff, are now included in P&C Other. Prior-period amounts have been reclassified to reflect the revised presentation of P&C segments.

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

SBI Regular is our core commercial segment writing a variety of commercial insurance products for small- to medium-sized businesses (customers who pay annual written premiums of $200,000 or less). Our principal business insurance products include business owner policies, commercial auto, commercial multi-peril, workers compensation, property and general liability.

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

OUR RESULTS

Our management measures segment profit or loss for our business based upon underwriting results. Underwriting results (profit or loss) represents the net amount of earned premium less underwriting losses and expenses on a pretax basis. Management views underwriting profit or loss as a critical measure to assess underwriting effectiveness and to evaluate the results of our operations.

Underwriting results are not a substitute for net income determined in accordance with GAAP.

CORPORATE

In addition to these operating segments, certain activities are reported in the Corporate segment and not allocated to individual segments. The Corporate segment includes operating results for the parent company, which includes interest expense for our debt; loss on debt repurchases; SFP, which was engaged in limited derivative activity until its operations were wound down in December 2003; intercompany eliminations and other corporate activities.

In reporting L&I as a Discontinued Operation, indirect corporate overhead expenses are no longer allocated to L&I. Previously allocated expenses of $2.3 for the third quarter and $12.8 for the first nine months of 2004 and $3.0 for the third quarter and $9.0 for the first nine months of 2003 have been eliminated for the L&I Other segment and included in our Corporate segment.

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

The following tables present selected financial information by segment for our Continuing Operations and reconcile segment revenues and underwriting results to amounts reported in the Consolidated Statements of Income (Loss).


REVENUES

                                                 THREE MONTHS ENDED              NINE MONTHS ENDED
                                                    SEPTEMBER 30                    SEPTEMBER 30
-----------------------------------------------------------------------------------------------------------
                                                      2004           2003          2004             2003
                                          -----------------------------------------------------------------

PROPERTY & CASUALTY
Safeco Personal Insurance (SPI)
  Auto                                       $        670.4    $     574.1    $   1,934.0     $    1,642.3
  Property                                            232.1          229.9          687.8            688.0
  Specialty                                            23.4           21.4           66.7             61.5
                                          -----------------------------------------------------------------
     Total SPI                                        925.9          825.4        2,688.5          2,391.8
                                          -----------------------------------------------------------------
Safeco Business Insurance (SBI)
  SBI Regular                                         307.0          275.4          908.9            813.5
  SBI Special Accounts Facility                       110.5          100.6          335.2            281.7
                                          -----------------------------------------------------------------
     Total SBI                                        417.5          376.0        1,244.1          1,095.2
                                          -----------------------------------------------------------------
Surety                                                 53.7           40.0          146.7            110.6
P&C Other                                               3.6            9.0           13.3             17.7
                                          -----------------------------------------------------------------
Total Earned Premiums                               1,400.7        1,250.4        4,092.6          3,615.3
Net Investment Income                                 111.0          113.7          338.5            343.0
                                          -----------------------------------------------------------------
Total Revenues (excluding Net Realized              1,511.7        1,364.1        4,431.1          3,958.3
     Investment Gains)

CORPORATE                                               4.7            3.6           11.7             19.0

Net Realized Investment Gains                          50.5           12.8          178.2             36.7

                                          -----------------------------------------------------------------
TOTAL REVENUES                               $      1,566.9    $   1,380.5    $   4,621.0     $    4,014.0
-----------------------------------------------------------------------------------------------------------


PRETAX UNDERWRITING PROFITS (LOSSES) AND NET INCOME (LOSS)

                                                      THREE MONTHS ENDED             NINE MONTHS ENDED
                                                         SEPTEMBER 30                   SEPTEMBER 30
-----------------------------------------------------------------------------------------------------------
                                                      2004           2003          2004             2003
                                          -----------------------------------------------------------------

PROPERTY & CASUALTY
Underwriting Profits (Losses)
Safeco Personal Insurance (SPI)
  Auto                                       $         51.0    $       32.2   $     135.1     $      24.7
  Property                                             14.2            40.5         154.9            61.9
  Specialty                                            (4.3)            6.7           8.8            22.2
                                          -----------------------------------------------------------------
     Total SPI                                         60.9            79.4         298.8           108.8
                                          -----------------------------------------------------------------
Safeco Business Insurance (SBI)
  SBI Regular                                         (59.7)          (51.3)         (4.0)          (68.1)
  SBI Special Accounts Facility                       (21.1)            5.8          14.9            11.6
                                          -----------------------------------------------------------------
     Total SBI                                        (80.8)          (45.5)         10.9           (56.5)
                                          -----------------------------------------------------------------
Surety                                                 10.0             8.5          30.8            19.0
P&C Other                                             (12.6)         (149.8)        (29.9)         (170.0)
                                          -----------------------------------------------------------------
Total Pretax Underwriting Profit (Loss)               (22.5)         (107.4)        310.6           (98.7)
Net Investment Income                                 111.0           113.7         338.5           343.0
Restructuring Charges                                   --               --          (1.4)            --
                                          -----------------------------------------------------------------
Total Property & Casualty                              88.5             6.3         647.7           244.3

CORPORATE                                             (22.6)          (32.8)        (83.4)          (99.8)

Loss on Debt Repurchases                             (121.0)            --         (121.0)            --
Net Realized Investment Gains before Taxes             50.5            12.8         178.2            36.7
                                          -----------------------------------------------------------------
Income (Loss) from Continuing Operations               (4.6)          (13.7)        621.5           181.2
   before Income Taxes
Provision (Benefit)  for Income Taxes                 (10.5)          (13.6)        181.1            34.7
                                          -----------------------------------------------------------------
Income (Loss) from Continuing Operations                5.9            (0.1)        440.4           146.5
Results  from Discontinued Operations,
   Net of Tax                                        (107.0)          (28.8)        (57.8)           26.5
                                          -----------------------------------------------------------------
NET INCOME (LOSS)                            $       (101.1)   $      (28.9)  $     382.6     $     173.0
-----------------------------------------------------------------------------------------------------------



ASSETS                                                                        SEPTEMBER 30    DECEMBER 31
                                                                                      2004           2003
-----------------------------------------------------------------------------------------------------------
PROPERTY & CASUALTY
Safeco Personal Insurance (SPI)
  Auto                                                                        $    4,153.8    $   3,683.0
  Property                                                                         2,222.1        2,199.8
  Specialty                                                                          217.8          189.0
                                                                           --------------------------------
     Total SPI                                                                     6,593.7        6,071.8
                                                                           --------------------------------
Safeco Business Insurance (SBI)
  SBI Regular                                                                      3,529.6        3,235.6
  SBI Special Accounts Facility                                                      859.0          722.1
                                                                           --------------------------------
     Total SBI                                                                     4,388.6        3,957.7
                                                                           --------------------------------
Surety                                                                               498.1          385.6
P&C Other                                                                          2,199.0        2,490.3
                                                                           --------------------------------
TOTAL PROPERTY & CASUALTY                                                         13,679.4       12,905.4
                                                                           --------------------------------
CORPORATE                                                                            986.3          693.1
DISCONTINUED OPERATIONS                                                                --        22,548.9
                                                                           --------------------------------
TOTAL ASSETS                                                                  $   14,665.7    $  36,147.4
-----------------------------------------------------------------------------------------------------------

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

On April 8, 2004, we entered into a definitive agreement to sell Safeco Trust Company to Mellon Trust of Washington, and on April 19, 2004, this transaction was completed with a gain of $3.8 after tax.

Proceeds from these sales totaled $1,510.0 including $64.3 in dividends, and the after-tax loss on these transactions was $134.8 in the third quarter and $131.0 for the nine months ended September 30, 2004.

The enterprises included in these transactions represent all of the business and earnings generated by the L&I segments. We have presented L&I as a Discontinued Operation, as we have met all of the "held-for-sale" criteria under SFAS 144.

Results of Discontinued Operations (net of taxes) included:

                                                       THREE MONTHS ENDED           NINE MONTHS ENDED
                                                          SEPTEMBER 30                SEPTEMBER 30
-----------------------------------------------------------------------------------------------------------
                                                           2004            2003         2004         2003
                                                 ----------------------------------------------------------
Total Revenues                                      $     159.4    $     400.0     $ 1,140.5    $ 1,400.9
-----------------------------------------------------------------------------------------------------------
Income (Loss) from Discontinued Operations          $      35.8    $     (64.4)    $    92.2    $    20.0
   before Income Taxes
Income Taxes                                                8.0          (35.6)         19.0         (6.5)
                                                 ----------------------------------------------------------
Income (Loss) from Discontinued Operations, Net
   of Taxes                                                27.8          (28.8)         73.2         26.5
Loss on Disposition, Net of Taxes                        (134.8)           --         (131.0)         --
-----------------------------------------------------------------------------------------------------------
Results of Discontinued Operations, Net of Taxes    $    (107.0)   $     (28.8)    $   (57.8)   $    26.5
-----------------------------------------------------------------------------------------------------------

Contributing to the loss from the sale of L&I and included in Discontinued Operations in our Consolidated Statements of Income (Loss) is a curtailment gain of $4.7 net of taxes related to the former L&I employees who will no longer accrue benefits under the OPRB plan.

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

o Risks related to the pricing and underwriting of our products, and the subsequent establishment of reserves, such as:

     - Successful implementation of a new-business entry model for personal and commercial lines

     - Our ability to appropriately price and reserve for changes in the mix of our book of business

     -    Our ability to establish pricing for any changes in driving patterns

     - Inflationary pressures on medical care costs, auto parts and repair, construction costs and other economic sectors that increase the severity of claims

     - The availability and pricing of our reinsurance, including coverage for loss from terrorism and our ability to collect from our reinsurers

     - Our ability to price for or exclude the risk of loss from terrorism on our policies

o    Risks related to our Property & Casualty (P&C) insurance strategy such as:

     - Our ability to achieve premium targets and profitability, including realization of growth and business retention estimates

     -    Our ability to achieve overall expense goals

     - Our ability to run off our London business and other businesses that we have exited without incurring material unexpected charges

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

     - Legislative and regulatory developments affecting the actions of insurers, including requirements regarding rates, taxes, agent and broker commissions and availability of coverage

o The competitive pricing environment, initiatives by competitors and other changes in the competition

o    Unusual loss activity, such as:

     - Weather conditions, including the severity and frequency of storms, hurricanes, hail, snowfall and winter conditions

     -    The occurrence of significant natural disasters, including earthquakes

     - The occurrence of significant man-made disasters, such as terrorist attacks or war

     - The occurrence of bankruptcies that result in losses on insurance products or investments

o    Financial and economic conditions such as:

     -    Performance of financial markets

     -    Availability of bank credit facilities

     -    Fluctuations in interest rates

     -    General economic conditions

o    Operational risks such as:

     -    Damage to our infrastructure in a disruption of our operations

     -    Internal or external fraud perpetrated against us

Summary

We are an insurance company with headquarters in Seattle, Washington. We sell insurance to drivers, homeowners, and small- and medium-sized businesses; and surety bonds through a national network of independent agents and brokers. Our business helps people protect what they value and deal with the unexpected. We earn revenue from insurance policy premiums and income on our invested assets.

On August 2, 2004, we completed the sale of our Life & Investments (L&I) operation to an investment group led by White Mountains Insurance Group, Ltd., and Berkshire Hathaway Inc. We completed the sales of Talbot Financial Corporation on July 1, 2004 and Safeco Trust Company on April 19, 2004. See "Liquidity and Capital Resources" for discussion on the use of proceeds.

OUR STRATEGY AND LEADERSHIP STRUCTURE

On September 27, 2004, we announced a new leadership structure for our company that aligns with our strategy and how we do business: standardized insurance products delivered over a unified platform through a common independent distribution network. The cornerstone of the structure will be the newly created "Office of the President," which will include the following three organizations with shared accountability and responsibility for our results:

     o Product: Our auto, home, small business and surety products serve the insurance needs of a broad range of customers. The Product organization will bring together these product lines, underwriting and claims.

     o Platform: This organization will include the people, technology and processes that support our company - including Safeco Now, our internet-based sales platform where our distributors can quote and issue most of our insurance products in minutes. The Platform organization will include finance, information technology, service, human resources and operations.

     o Distribution: This organization will be responsible for acquiring new customers, building and protecting our brand and supporting our independent distributors. The Distribution organization will include sales, distribution, marketing, research, brand and reputation management.

This new structure became effective November 3, 2004.

Reviewing Our Results of Operations

HOW WE REPORT OUR RESULTS

On January 1, 2004, we made minor revisions to our P&C segments. Our non-voluntary auto and property results, previously in P&C Other, are now included in SPI Auto and SPI Property. Certain products, previously reported in SPI Specialty, primarily earthquake, inland marine and dwelling fire, are now included in SPI Property. Our commercial specialty programs and large commercial accounts in runoff, previously SBI Runoff, are now included in P&C Other. Prior-period amounts have been reclassified to reflect the revised presentation of our P&C segments.

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

HOW WE MEASURE PROFITABILITY

P&C  --  We  use  three  measures  of  our  operating   results  to  assess  the
profitability of our P&C businesses. These measures are net earned premiums, underwriting profit or loss and combined ratio.

We include property and casualty insurance premiums in revenue as earned over the terms of the respective policies. We report the unearned portion of the policy premium as a liability on the Consolidated Balance Sheets before the effect of reinsurance.

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

We  don't  include  our   investment   portfolio   results  when  measuring  the
profitability of our businesses. That's because we manage the investment portfolio separately from our underwriting activities.

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

Application of Critical Accounting Estimates

We have identified Loss and LAE Reserves, Reinsurance and Valuation of Investments as accounting estimates critical to understanding our results of operations and financial condition. As such, they require management to use judgments involving assumptions and estimates concerning future results, trends, or other developments that could significantly influence our results should actual experience differ from those assumptions and estimates.

Please see additional discussion of critical accounting estimates in the MD&A section of our 2003 Annual Report on Form 10-K.

Consolidated Results of Operations

The following table presents summary consolidated financial information for the periods indicated.

                                                       THREE MONTHS ENDED          NINE MONTHS ENDED
                                                          SEPTEMBER 30               SEPTEMBER 30
----------------------------------------------------------------------------------------------------------
                                                            2004          2003         2004         2003
                                                   -------------------------------------------------------

REVENUES
Earned Premiums                                       $   1,400.7   $ 1,250.4     $ 4,092.6    $ 3,615.3
Net Investment Income                                       115.5       114.7         349.6        354.1
Net Realized Investment Gains                                50.5        12.8         178.2         36.7
Other Revenues                                                0.2         2.6           0.6          7.9
                                                   -------------------------------------------------------
Total Revenues                                            1,566.9     1,380.5       4,621.0      4,014.0
                                                   -------------------------------------------------------

EXPENSES
Losses and Loss Adjustment Expenses                       1,029.9     1,003.5       2,632.2      2,639.3
Other Underwriting and Operating Expenses                   162.8       148.8         475.7        471.3
Amortization of Deferred Acquisition Costs                  232.5       211.5         681.9        626.1
Loss on Debt Repurchases                                    121.0         --          121.0          --
Interest Expense                                             25.3        30.4          87.3         96.1
Restructuring Charges                                         --           --           1.4          --
                                                   -------------------------------------------------------
Total Expenses                                            1,571.5     1,394.2       3,999.5      3,832.8
                                                   -------------------------------------------------------

Income (Loss) from Continuing Operations before
   Income Taxes                                              (4.6)      (13.7)        621.5        181.2
Provision (Benefit) for Income Taxes                        (10.5)      (13.6)        181.1         34.7
                                                   -------------------------------------------------------
Income (Loss) from Continuing Operations                      5.9        (0.1)        440.4        146.5
Results from Discontinued Operations
   (Net of Taxes of $(52.3) and $(39.1) in 2004 and
   $(35.6) and $(6.5) in 2003)                             (107.0)      (28.8)        (57.8)        26.5
                                                   -------------------------------------------------------
Net Income (Loss)                                     $    (101.1)  $   (28.9)    $   382.6    $   173.0
----------------------------------------------------------------------------------------------------------



Net Income (Loss) - Net loss for the three months ended September 30, 2004 was $101.1, compared with a net loss of $28.9 for the same period last year. Net Income for the nine months ended September 30, 2004 was $382.6 compared with $173.0 for the same period last year. Excluding results from Discontinued Operations, Income from Continuing Operations was $5.9 in the third quarter of 2004 compared with a Loss from Continuing Operations of $0.1 for the same period last year, and Income from Continuing Operations for the nine months ended September 30, 2004 was $440.4 and $146.5 in 2003. Income from Continuing Operations was impacted by:

o Growth: Our earned premiums increased by 12.0% in the third quarter of 2004 and 13.2% in the first nine months of 2004 compared with the same periods in 2003.

o Catastrophe losses: After-tax catastrophe losses were $126.6 in the third quarter of 2004, compared with $13.7 in 2003. After-tax catastrophe losses were $153.0 for the first nine months of 2004, compared with $86.8 in 2003.

o Underwriting Profit: Excluding the catastrophes, our underwriting profit margins exceeded our targets, reflecting favorable loss trends and pricing above loss costs.

o Reserve actions: We experienced favorable reserve development in SPI of $14.3 after tax during the third quarter of 2004 and $31.2 after tax for the first nine months of 2004. We reported unfavorable development in workers compensation reserves of $133.3 after tax for the three and nine months ended September 30, 2003.

o Loss on Debt Repurchases: We used $735.2 of the proceeds from the sale of L&I to repurchase $618.4 in principal amount of debt and capital securities. Including transaction costs, this resulted in a loss on debt repurchases of $78.7 after tax in the third quarter of 2004.

o Net Realized Investment Gains included $14.7 of pretax gains on sales of equity securities in the third quarter and $76.3 of pretax gains from the sales of equity securities in the second quarter of 2004. These gains will largely offset the loss on the sale of L&I for tax purposes.

Revenues - The increase in revenues for the third quarter and the nine months ended September 30, 2004 reflected growth in earned premiums and net realized investment gains. Earned premium growth resulted from:

o New business growth driven by our automated sales and service platform, Safeco Now, from our three major segments (Auto, Property and SBI Regular)

o Growth in policies-in-force (PIF), reflecting the number of policies that we renew and the new policies that we write, for Auto of 9.7% and SBI Regular of 0.3% compared with a year ago

o Stable retention in Auto and Property, and improved retention at policy renewal in our SBI Regular segment from 77.9% in 2003 to 79.8% in 2004

o    Premium rate increases across our major lines of business

The increase in Net Realized Investment Gains during the third quarter of 2004 was due to sales of equity securities. We sold equity securities in the third quarter of 2004 realizing investment gains of $14.7. The increase in net realized investment gains during the nine months ended September 30, 2004, was primarily due to the sale of equity securities in the third quarter and a $76.3 gain from the sales of equity securities in the second quarter of 2004. Strong performance in our equity holdings during 2004 increased the weight of our equity securities within the portfolio and we sold equity securities to reduce our holdings to our target of 10% of total investments. Impairments of $9.1 in 2004 compared with $47.3 in 2003 also contributed to the change in net realized investment gains for the nine months ended September 30, 2004. These gains will largely offset the loss on sale of L&I for tax purposes.

Losses and Loss Adjustment Expenses - The increase in losses and LAE in the three months and nine months ended September 30, 2004 reflects our growth and higher catastrophe losses. Catastrophe losses, primarily from the four hurricanes that hit Florida and surrounding states in August and September of 2004, were $194.8 pretax in the three months ended September 30, 2004, compared with $21.0 in the same period of 2003. Pretax catastrophe losses for the nine months ended September 30, 2004, were $235.4, compared with $133.5 in 2003.
Losses and LAE in the third quarter of 2004 included $22.0 in favorable prior-year reserve development in SPI and for the nine months of 2004 included $48.0 in favorable prior-year reserve development in SPI. Losses and LAE in the three and nine months ended September 30, 2003 also included $205.0 pretax in workers compensation reserve strengthening.

Other   Underwriting  and  Operating   Corporate  Expenses  -  The  increase  in
underwriting and operating expenses primarily resulted from costs associated with business growth offset partially by our corporate expense reduction efforts initiated in September 2003.

Amortization of Deferred Acquisition Costs - The increases in amortization of deferred acquisition costs reflect growth in our business during 2004.

Loss on Debt Repurchases - In the third quarter of 2004, we repurchased $618.4 in principal amount of our debt. Including transaction costs, we reported a pretax loss on debt repurchases of $121.0 in the Consolidated Statements of Income (Loss).

Interest Expense - The decrease in interest expense of $5.1 for the three months and $8.8 for the nine months ended September 30, 2004 compared with the same periods in 2003 was due to a lower average balance of debt outstanding than during the same periods in 2003 primarily due to the repurchases of debt described above.

Restructuring Charges - The charges in the nine months ended September 30, 2004 represent termination benefits related to the corporate expense reduction effort announced in September 2003. All announced positions were eliminated by March 31, 2004, and this effort was completed by September 30, 2004.

Results from Discontinued Operations - Results from Discontinued Operations include the loss on the sale of our L&I operations of $134.8 for the three months ended September 30, 2004 and $131.0 for the nine months ended September 30, 2004, partially offset by income from Discontinued Operations. Results for the nine months ended September 30, 2004 included $46.7 in after-tax impairment charges related to all L&I securities with unrealized losses and our expectation that these securities would not recover in value before the completion of the sale, compared with $77.7 in after-tax impairment charges in the third quarter and first nine months of 2003.

Continuing Operations

Reconciling Segment Results

The following table assists in reconciling our GAAP results, specifically the "Income (Loss) from Continuing Operations before Income Taxes" line from our Consolidated Statements of Income (Loss) to our segment performance measures.


                                                 THREE MONTHS ENDED            NINE MONTHS ENDED
                                                    SEPTEMBER 30                  SEPTEMBER 30
--------------------------------------------------------------------------------------------------------
                                                       2004          2003          2004           2003
                                            ------------------------------------------------------------
P&C                                            $     130.3     $     13.5    $    810.1    $    254.9
Corporate                                           (134.9)         (27.2)       (188.6)        (73.7)
                                            ------------------------------------------------------------
Income (Loss) from Continuing Operations
   before Income Taxes                         $      (4.6)    $    (13.7)   $    621.5    $    181.2
--------------------------------------------------------------------------------------------------------

The P&C GAAP results are further detailed into segment underwriting results. Underwriting results provide a helpful picture of how our company is doing. However, using them to measure profitability - while fairly common in our industry - does not follow GAAP.

Our P&C Operating Results

The primary measures of our operating results include our underwriting profit or loss, net earned premiums, and combined ratios. The next three tables report those key items - by our reportable segments - for the three and nine months ended September 30, 2004 and 2003. More information about the results - also by segment - follows the tables.


First, net earned premiums are the primary driver of our revenues:

                                                     THREE MONTHS ENDED          NINE MONTHS ENDED
 NET EARNED PREMIUMS                                    SEPTEMBER 30                SEPTEMBER 30
----------------------------------------------------------------------------------------------------
                                                       2004         2003         2004         2003
                                            --------------------------------------------------------
SPI
Auto                                           $     670.4     $    574.1   $  1,934.0   $  1,642.3
Property                                             232.1          229.9        687.8        688.0
Specialty                                             23.4           21.4         66.7         61.5
                                            --------------------------------------------------------
   Total SPI                                         925.9          825.4      2,688.5      2,391.8
                                            --------------------------------------------------------
SBI
SBI Regular                                          307.0          275.4        908.9        813.5
SBI Special Accounts Facility                        110.5          100.6        335.2        281.7
                                            --------------------------------------------------------
   Total SBI                                         417.5          376.0      1,244.1      1,095.2
                                            --------------------------------------------------------
Surety                                                53.7           40.0        146.7        110.6
P&C Other                                              3.6            9.0         13.3         17.7
                                            --------------------------------------------------------
Total P&C Earned Premiums                      $   1,400.7     $  1,250.4   $  4,092.6   $  3,615.3
----------------------------------------------------------------------------------------------------



Next,   underwriting  profit  (loss)  is  our  measure  of  each  P&C  segment's performance:

                                                 THREE MONTHS ENDED          NINE MONTHS ENDED
 UNDERWRITING PROFITS (LOSSES)                      SEPTEMBER 30                SEPTEMBER 30
----------------------------------------------------------------------------------------------------
                                                       2004         2003         2004         2003
                                            --------------------------------------------------------
SPI
Auto                                           $      51.0     $     32.2   $   135.1    $     24.7
Property                                              14.2           40.5       154.9          61.9
Specialty                                             (4.3)           6.7         8.8          22.2
                                            --------------------------------------------------------
   Total SPI                                          60.9           79.4       298.8         108.8
                                            --------------------------------------------------------
SBI
SBI Regular                                          (59.7)         (51.3)       (4.0)        (68.1)
SBI Special Accounts Facility                        (21.1)           5.8        14.9          11.6
                                            --------------------------------------------------------
   Total SBI                                         (80.8)         (45.5)       10.9         (56.5)
                                            --------------------------------------------------------
Surety                                                10.0            8.5        30.8          19.0
P&C Other                                            (12.6)        (149.8)      (29.9)       (170.0)
                                            --------------------------------------------------------
Total Underwriting Profit (Loss)                     (22.5)        (107.4)      310.6         (98.7)
Net Investment Income                                111.0          113.7       338.5         343.0
Restructuring Charges                                  --              --        (1.4)          --
Net Realized Investment Gains                         41.8            7.2       162.4          10.6
                                            --------------------------------------------------------
P&C Income from Continuing Operations
     before Income Taxes                       $     130.3     $     13.5   $    810.1   $    254.9
----------------------------------------------------------------------------------------------------

Finally, combined ratios show the relationship between net earned premiums and underwriting profit (loss). Using ratios helps us see our operating trends without the effect of changes in net earned premiums:


                                                  THREE MONTHS ENDED          NINE MONTHS ENDED
 COMBINED RATIOS+                                    SEPTEMBER 30                SEPTEMBER 30
----------------------------------------------------------------------------------------------------
                                                       2004         2003         2004         2003
                                            --------------------------------------------------------

SPI
Auto                                                 92.4%         94.4%         93.0%      98.5%
Property                                             93.9          82.4          77.5       91.0
Specialty                                           118.3          68.6          86.7       63.9
                                            --------------------------------------------------------
   Total SPI                                         93.4          90.4          88.9       95.5
                                            --------------------------------------------------------
SBI
SBI Regular                                         119.5         118.6         100.4      108.4
SBI Special Accounts Facility                       119.1          94.3          95.5       95.9
                                            --------------------------------------------------------
   Total SBI                                        119.4         112.2          99.1      105.2
                                            --------------------------------------------------------
Surety                                               81.3          78.8          79.0       82.8
P&C Other                                             *             *             *          *
                                            --------------------------------------------------------
Total P&C Operations                                101.6%        108.6%         92.4%     102.7%
----------------------------------------------------------------------------------------------------

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


                                                 THREE MONTHS ENDED          NINE MONTHS ENDED
                                                    SEPTEMBER 30               SEPTEMBER 30
----------------------------------------------------------------------------------------------------
                                                       2004         2003         2004         2003
                                            --------------------------------------------------------

Net Earned Premiums                            $    670.4      $  574.1     $ 1,934.0    $ 1,642.3
Underwriting Profit                                  51.0          32.2         135.1         24.7
Combined Ratio                                       92.4%         94.4%         93.0%        98.5%
----------------------------------------------------------------------------------------------------



NET EARNED PREMIUMS

Net earned premiums increased by $96.3 or 16.8% for the three months ended September 30, 2004 and $291.7 or 17.8% for the nine months ended September 30, 2004 compared with the same periods in 2003. The increases in net earned premiums were driven by:

o Growth of PIF: PIF grew by 9.7% at September 30, 2004 compared with a year ago. Retention was stable in 2004 at 80.1% compared with 2003 while new business growth more than offset the policies that did not renew. New business policies written grew 2.9% in the third quarter and 15.3% for the nine months ended September 30, 2004 compared with 2003. This growth reflects the effectiveness of our point-of-sale (POS) technology in making it easier for our distributors to sell our products.

o Increases in filed rates: We file rate changes on a state-by-state basis. On average, we implemented mid-single digit annual rate increases in 2003 and low-single digit annual rate increases in 2004.

UNDERWRITING RESULTS AND COMBINED RATIO

The improved underwriting results reflected increased earned premiums as discussed above and improved loss ratios. Our 15-tier segmented model continues to provide more accurate matching of prices for a wide range of risks. Our loss and LAE ratio improved to 69.1% in the third quarter of 2004 compared with 72.2% in the third quarter of 2003, and 70.1% in the first nine months of 2004 compared with 75.3% in the same period of 2003. Our expense ratio was 23.3% in the third quarter of 2004 compared with 22.2% in the third quarter of 2003, and 22.9% in the first nine months of 2004, compared with 23.2% in the same period of 2003.

These underwriting results and combined ratios were primarily driven by:

o Improved profit margins: Rate increases exceeded loss cost increases in the third quarter and the first nine months of 2004. Annual increases in loss costs have averaged approximately 1%-2% over the past two years, while earned rate increases have ranged in the mid-single digits over that same period.

o Favorable reserve development: Results in the third quarter 2004 included favorable reserve development of $10.0 related to prior accident years, primarily related to continuing improvements in preferred and non-standard loss development, contributing 1.5 points to the improved combined ratio. Results in the first nine months of 2004 included favorable reserve development of $19.0 occurring in prior periods, contributing 1.0 point to the improved combined ratio.

o Claims handling: We've invested in training for our claims representatives which has led to more efficient and effective claims handling. We also have improved our claims processes, which has contributed to lower loss adjustment expense ratios in the first nine months of 2004.

o Catastrophe losses: Higher catastrophe losses in the third quarter of 2004 partially offset the improved loss and LAE ratios. Pretax catastrophe losses were $8.2 in the third quarter of 2004 (a 1.2 point impact on the combined ratio), and there were no catastrophe losses in the same period of 2003. However, catastrophe losses of $17.7 (a 0.9 point impact on the combined ratio) were lower in the first nine months of 2004, compared with $23.1 (a 1.4 point impact on the combined ratio) in the same period of 2003.

o Expense ratio: The increase in our expense ratio for the quarter was a result of increased bonus commissions and accrued employee performance bonuses due to our improved underwriting results offset by expense reduction efforts. The decline in the nine months 2004 compared with 2003 is the result of the impact of our wide-ranging expense improvement efforts.

WHERE WE'RE HEADED

Our commitment to ease of doing business by lowering our agents' costs and providing an easy to use sales platform continues through the launch of Safeco Now. Our auto product is now available on Safeco Now in all of the states where we write business. In May 2004, we started launching our policy change tool for handling certain simple but frequent policy endorsements. Additional web-based policy-change transactions will be delivered in phases throughout the remainder of 2004 and into 2005.

In Auto, we are experiencing a more competitive marketplace as our competitors increase advertising and sales incentives. There have been some modest and selective rate decreases by competitors. We remain committed to disciplined pricing using our segmented product, and our rate increases continue to exceed our loss cost trends.

We believe that the combination of our ongoing product development through segmentation, improvement in our ease of doing business through Safeco Now and targeted expansion into eastern states will allow us to continue to build profitable growth in the face of increasing competition.

Property

Our Property segment provides homeowners, earthquake, dwelling fire and inland marine coverage for individuals. Our Property coverages protect homes, condominiums and rental property contents against losses from a wide variety of hazards. We also protect individuals from liability for accidents that occur on their property.


                                                  THREE MONTHS ENDED             NINE MONTHS ENDED
                                                     SEPTEMBER 30                   SEPTEMBER 30
-----------------------------------------------------------------------------------------------------------
                                                       2004           2003            2004           2003
                                            ---------------------------------------------------------------

Net Earned Premiums                            $     232.1     $    229.9     $    687.8      $    688.0
Underwriting Profit                                   14.2           40.5          154.9            61.9
Combined Ratio                                        93.9%          82.4%          77.5%           91.0%
-----------------------------------------------------------------------------------------------------------

NET EARNED PREMIUMS

Net earned premiums were up slightly in the three months ended September 30, 2004, compared with the same period in 2003. Net earned premiums were flat in the nine months ended September 30, 2004, compared with the same period in 2003.This primarily reflects new business and rate increases:

o New business: Our new business increased during the third quarter of 2004 over a year ago by 14.1% and during the first nine months of 2004 over a year ago by 9.6%, as our nine-tier new homeowners product is available in 43 of the 44 states where we write business. In addition, we lifted new business moratoriums throughout 2003 and into 2004, and as a result have no statewide new business moratoriums remaining. The number of policies that did not renew in 2004 exceeded the number of new policies that we wrote, leading to a net reduction in PIF of 7.7% at September 30, 2004 compared with a year ago.

o Rate increases: We file rate changes on a state-by-state basis. Overall we implemented average rate increases in the low to mid teens in 2003, while rates were relatively flat in the first nine months of 2004. These rate changes are earned in our revenues over the twelve-month policy term. Additionally, premiums reflect automatic increases in the amount of insurance coverage to adjust for inflation.

UNDERWRITING RESULTS AND COMBINED RATIO

The decline in underwriting results in the third quarter of 2004 compared with a year ago was primarily due to the four hurricanes in Florida and surrounding states, partially offset by lower non-catastrophe weather-related losses. The underwriting results for the first nine months of 2004 compared with a year ago reflect our improved loss ratios as our nine-tier segmented model continues to provide more accurate matching of prices for a wide range of risks. Our loss and LAE ratio was 67.5% in the third quarter of 2004 compared with 53.9% in the third quarter of 2003, and 50.4% in the first nine months of 2004 compared with 62.1% in the same period of 2003. Our expense ratio was 26.4% in the third quarter of 2004 compared with 28.5% in the third quarter of 2003, and 27.1% in the first nine months of 2004 compared with 28.9% in the same period of 2003.

The underwriting results and combined ratios were driven by:

o Lower losses: Property loss costs excluding catastrophes continue to decline, driven primarily by double digit declines in claims frequency. The rate of decrease in loss costs has been declining since the third quarter of 2003, but is still in the high single-digits.

o Catastrophe losses: Our pretax catastrophe losses were $71.3 (a 30.7 point impact on combined ratio) for the three months ended September 30, 2004 and $94.2 (a 13.7 point impact on combined ratio) for the nine months ended September 30, 2004 compared with $12.1 (a 5.3 point impact on combined ratio) and $83.9 (a 12.2 point impact on combined ratio) for the same periods in 2003. Catastrophes in 2004 were primarily from the four hurricanes in Florida and the surrounding states. Property's pretax catastrophe losses from these hurricanes were $66.3. Our National Catastrophe Team remains in Florida, helping customers rebuild from the hurricanes. Our estimated losses from these events, particularly the most recent Hurricane Jeanne, are still evolving and these estimates may be revised in future quarters as labor and material costs are better known and losses are paid. Catastrophe losses in 2003 were due to a hailstorm in Texas and severe storms and tornadoes in Kansas, Missouri, Tennessee and Wyoming.

o Claims handling: We've invested in training for our claims representatives which has led to more efficient and effective claims handling.

o Our segmented homeowners product: Our nine-tier segmented underwriting model is performing as expected and better matches prices to risk. It is now in place in all states where we write business except California.

o Favorable reserve development: Results in third quarter 2004 included favorable reserve development of $9.0 which positively impacted the combined ratio by 3.9 points. Results in the first nine months of 2004 included favorable reserve development of $26.0 contributing 3.8 points to the improved combined ratio. The favorable development was driven mainly by the changes in contract terms, and decreased frequency of claims beyond that previously expected.

WHERE WE'RE HEADED

In April 2004, we started launching our homeowners product on Safeco Now, our web-based sales and service platform, which is now available in all of the 44 states where we write business. As expected, this has contributed to the increase in new business compared with the prior year. We will continue to evaluate our segmented product to ensure our growth is profitable. In the fourth quarter of 2004, we will start rolling out our segmented dwelling fire product on Safeco Now.

Specialty

                                                  THREE MONTHS ENDED             NINE MONTHS ENDED
                                                     SEPTEMBER 30                   SEPTEMBER 30
-----------------------------------------------------------------------------------------------------------
                                                       2004           2003            2004           2003
                                            ---------------------------------------------------------------

Net Earned Premiums                            $      23.4     $     21.4     $     66.7      $     61.5
Underwriting Profit (Loss)                            (4.3)           6.7            8.8            22.2
Combined Ratio                                       118.3%          68.6%          86.7%           63.9%
-----------------------------------------------------------------------------------------------------------

Our  Specialty  operation  provides  individuals  with  umbrella,   recreational
vehicle, motorcycle and boat insurance. These products serve to round out our personal lines insurance product offerings.

NET EARNED PREMIUMS

Net earned premiums increased $2.0 or 9.3% for the third quarter 2004, compared with the same period in 2003 and $5.2 or 8.5% for the first nine months of 2004, compared with the same period in 2003. This increase was driven primarily by a 20.4% increase in the sales of new umbrella policies and a 6.8% increase in the sale of new boat-owner policies.

UNDERWRITING RESULTS AND COMBINED RATIO

The lower underwriting results in 2004, compared with the same periods in 2003, reflect higher catastrophe losses in 2004 from boat owners and unusually low umbrella losses in the second quarter of 2003. Our loss and LAE ratio was 93.3% in the third quarter of 2004, compared with 43.4% in the third quarter of 2003, and 61.6% in the first nine months of 2004, compared with 38.0% in the same period of 2003. Pretax catastrophe losses were $6.3 (a 26.9 point impact on the combined ratio). The catastrophes were primarily due to the four hurricanes in Florida and surrounding states in the third quarter and first nine months of 2004, and there were no catastrophe losses in 2003.

SBI Regular

                                                  THREE MONTHS ENDED             NINE MONTHS ENDED
                                                     SEPTEMBER 30                   SEPTEMBER 30
-----------------------------------------------------------------------------------------------------------
                                                       2004           2003            2004           2003
                                            ---------------------------------------------------------------

Net Earned Premiums                            $     307.0     $    275.4     $    908.9      $    813.5
Underwriting Loss                                    (59.7)         (51.3)          (4.0)          (68.1)
Combined Ratio                                       119.5%         118.6%         100.4%          108.4%
-----------------------------------------------------------------------------------------------------------

Our SBI Regular segment provides insurance for small-to-medium-sized businesses (customers who pay annual written premiums of $200,000 or less). This is our core commercial lines business. Our main products include:

o   Business owner policies (BOP)
o   Commercial auto
o   Commercial property
o   Commercial multi-peril (CMP)
o   General liability
o   Workers compensation

NET EARNED PREMIUMS

Net earned premiums increased $31.6 or 11.5% in the third quarter and $95.4 or 11.7% in the first nine months of 2004 compared with the same periods of 2003. This reflects rate increases averaging 10.0% in 2003 and mid-single digits in 2004, along with growth in new business sales reflecting our focus on ease of doing business for our distributors. These efforts included:

o Continued focus on our redesigned business model: In the first nine months of 2004, new sales continued at a strong pace, as new business for BOP, commercial auto and workers compensation, utilizing Safeco Now, was up 20.6%. However, the rate of growth began to slow in the third quarter as new business for products available on Safeco Now (BOP, commercial auto and workers compensation) was up 4.8% compared with a year ago, reflecting the third quarter 2003 rollout of BOP on Safeco Now. New business for all products was down 7.6% compared with a year ago, reflecting increased competition. We remain committed to pricing our products approximately relative to our loss cost trends to achieve our profit margin targets.

o Emphasis on retaining customers: Renewal retention of SBI Regular customers improved to 79.8% in the third quarter 2004 from 77.9% in third quarter 2003. This strong improvement is attributed to our automated underwriting platform, which has allowed us to improve our accuracy in pricing risks and has led to higher retention within our most favorable pricing tiers.

o Growth in our Business Service Center: We provide agents with an option to have us service the policies of their customers for a fee. This allows the agents to focus on growing their business and shifts the policy servicing activities to us. We experience higher retention of these policyholders, benefiting both us and the agent. Since its inception in 2002, we have seen growth in the business entering our Business Service Center, and in third quarter 2004 we achieved a significant increase in premium volume, compared with the same period in 2003. Currently this business represents a small percentage of premiums; however, we have aggressive growth goals in this area.

o Introduction of our field specialization model: We have created separate underwriting units for our core small-business and mid-market business. We believe that this new approach, the "field specialization model," increases efficiency and underwriting accuracy.

UNDERWRITING RESULTS AND COMBINED RATIO

The underwriting results for the three and nine months ended September 30, 2004 were impacted by higher earned premium discussed above and higher catastrophe losses. In September 2003, we strengthened workers compensation loss reserves by $57.6. Our loss and LAE ratio was 86.6% in the third quarter of 2004 compared with 81.8% in the third quarter of 2003, and 67.0% in the first nine months of 2004 compared with 70.9% in the same period of 2003. Our expense ratio was 32.9% in the third quarter of 2004 compared with 36.8% in the third quarter of 2003, and 33.4% in the first nine months of 2004 compared with 37.5% in the same period of 2003. The decline in the expense ratio in 2004 is the result of the impact of our wide-ranging expense improvement efforts.

These underwriting results and combined ratio were primarily driven by:

o Catastrophe losses: Our pretax catastrophe losses were $79.9 (a 26.0 point impact on combined ratio) in the three months ended September 30, 2004, compared with $5.2 (a 1.9 point impact on combined ratio) in the same period of 2003, and $85.8 (a 9.4 point impact on combined ratio) in the nine months ended September 30, 2004, compared with $18.8 (a 2.3 point impact on combined ratio) in the same period of 2003. The higher catastrophe losses were mainly due to hurricanes in Florida and surrounding states. Our CMP market share of voluntary premiums in Florida is 2.0%.

o Prior year reserve development: Results for the three and nine months ended September 30, 2003 included $57.6 pretax workers compensation reserve strengthening for prior years.

WHERE WE'RE HEADED

In SBI Regular, we are experiencing increased competition in our middle market business (customers who pay annual written premiums from $25,000 to $200,000). Historically, this business is more price-competitive as industry profit margins expand. Some carriers are lowering rates to be more price-competitive, particularly in the commercial property line where rates appear to be adequate. However, inflation in building materials costs is increasing and will impact loss costs. We remain committed to disciplined pricing of our business based on loss cost trends and meeting our profit margin targets. We will further compete in this segment through our field specialization model. In addition, we have implemented our automated underwriting platform for our in force business in CMP which will provide more accurate pricing and segmentation. In the fourth quarter of 2004, we will begin to launch our automated underwriting platform for new CMP customers as well.

In July 2004, after reviewing the recent reforms and closely monitoring the market, we lifted a new business moratorium for California workers compensation market and will write policies for existing small account customers in just 50 classes of business for which we already write BOP, automobile or CMP policies. In addition, we will be expanding our BOP product by adding additional classes of business in the fourth quarter of 2004 throughout the U.S.

SBI Special Accounts Facility

                                                  THREE MONTHS ENDED             NINE MONTHS ENDED
                                                     SEPTEMBER 30                   SEPTEMBER 30
-----------------------------------------------------------------------------------------------------------
                                                       2004           2003            2004           2003
                                            ---------------------------------------------------------------

Net Earned Premiums                            $     110.5     $    100.6     $    335.2      $    281.7
Underwriting Profit (Loss)                           (21.1)           5.8           14.9            11.6
Combined Ratio                                       119.1%          94.3%          95.5%           95.9%
-----------------------------------------------------------------------------------------------------------


Our SBI Special Accounts Facility (SAF) segment includes insurance for large commercial accounts (customers who pay annual written premiums of more than $200,000) and four commercial programs.

While our main focus is the small- to medium-sized market, we continue to serve some large commercial accounts on behalf of key agents and brokers who sell our core property and casualty products. Sixty percent of our new small-commercial business comes from distributors who also sell to large commercial accounts.

SAF also provides insurance for the following commercial programs:

o   Lender-placed property
o   Agents' errors and omissions (predominantly for Safeco agents)
o   Property and liability insurance for mini-storage and warehouse properties
o Non-profit social services organizations professional and general liability insurance

NET EARNED PREMIUMS

Net earned premiums increased $9.9 or 9.8% in the third quarter and $53.5 or 19.0% in the first nine months of 2004. This was driven by continued price increases primarily in our program business.

Underwriting Results and Combined Ratio

Our underwriting results reflect our premium growth; however, higher catastrophe claims in 2004 more than offset the underwriting profit from that growth in the third quarter. Our loss and LAE ratio was 80.1% in the third quarter of 2004 compared with 60.3% in the third quarter of 2003, and 58.1% in the first nine months of 2004, compared with 57.5% in the same period of 2003.

These underwriting results and combined ratio were primarily driven by:

o Price increases: The premium growth in the third quarter of $9.9 and $53.5 in the first nine months of 2004 was due to price increases.

o Catastrophe losses: The underwriting loss for the three months ended September 30, 2004 included $29.1 in pretax catastrophe losses (26.3 point impact on the combined ratio), compared with $3.6 (3.6 point impact on the combined ratio) in 2003. The underwriting profit for the nine months ended September 30, 2004 includes $31.4 in catastrophe losses (9.4 point impact on the combined ratio), compared with $7.2 (2.6 point impact on the combined ratio).

o Prior year reserve development: Results of the three and nine months ended September 30, 2003 included $2.5 in prior years workers compensation reserve strengthening.

Surety

                                                       THREE MONTHS ENDED              NINE MONTHS ENDED
                                                          SEPTEMBER 30                   SEPTEMBER 30
-----------------------------------------------------------------------------------------------------------
                                                       2004           2003            2004           2003
                                            ---------------------------------------------------------------

Net Earned Premiums                            $      53.7     $     40.0     $    146.7      $    110.6
Underwriting Profit                                   10.0            8.5           30.8            19.0
Combined Ratio                                        81.3%          78.8%          79.0%           82.8%
-----------------------------------------------------------------------------------------------------------

Our Surety segment provides surety bonds for construction and commercial businesses.

NET EARNED PREMIUMS

Our net earned premiums increased $13.7 or 34.3% for the three months ended September 30, 2004 and $36.1 or 32.6% for the nine months ended September 30, 2004 compared with the same periods in 2003. This was due to rate increases in 2003 and new business as a result of capitalizing on market conditions and as a result of the 2003 opening of new offices in Glendale, California and Syracuse, New York.

UNDERWRITING RESULTS AND COMBINED RATIO

Our underwriting profit improved by $1.5 in the third quarter and $11.8 in the first nine months of 2004 compared with the same periods of 2003. These results reflect our continued disciplined underwriting.

Surety implemented Safeco Now in April 2004 for the automated underwriting of small transactional bonds. While this is currently less than 5% of our surety premiums, it allows our distributors to quote and issue transactional bonds quickly and easily from our common distribution platform. Surety implemented direct billing for these bonds in October 2004.

P&C Other

                                                        THREE MONTHS ENDED             NINE MONTHS ENDED
                                                           SEPTEMBER 30                   SEPTEMBER 30
-----------------------------------------------------------------------------------------------------------
                                                       2004           2003            2004           2003
                                            ---------------------------------------------------------------

Net Earned Premiums                            $        3.6    $       9.0    $       13.3    $      17.7
Underwriting Loss                                     (12.6)        (149.8)          (29.9)        (170.0)
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

P&C Other's underwriting losses were due to prior year reserve strengthening. The underwriting loss in 2003 includes $144.9 workers compensation reserve strengthening for prior years.

Our Corporate Results

                                                        THREE MONTHS ENDED             NINE MONTHS ENDED
                                                           SEPTEMBER 30                   SEPTEMBER 30
-----------------------------------------------------------------------------------------------------------
                                                       2004           2003            2004           2003
                                            ---------------------------------------------------------------

Corporate Segment Loss                         $    (22.6)     $      (32.8)  $      (83.4)   $      (99.8)

Loss on Debt Repurchases                           (121.0)              --          (121.0)            --
Net Realized Investment Gains before Income
     Taxes                                            8.7               5.6           15.8            26.1
                                            ---------------------------------------------------------------
Corporate Loss from Continuing Operations
     before Income Taxes                      $    (134.9)     $      (27.2)  $     (188.6)   $      (73.7)
-----------------------------------------------------------------------------------------------------------



In our Corporate segment, we include:

o  Interest expense we pay on our debt
o  Loss on debt repurchases
o  Our intercompany eliminations
o  Miscellaneous corporate activities

On August 13, 2004, we repurchased $473.4 in principal amount of 8.072% capital securities for $562.7, and on September 1, 2004, we repurchased $145.0 in principal amount of 7.25% senior notes for $170.9. Including transaction costs, we reported pretax loss on debt repurchases of $121.0 in the Consolidated Statements of Income (Loss).

Our interest expense on borrowings totaled $25.3 and $87.3 in the three and nine months ended September 30, 2004 and $30.4 and $96.1 in the same periods last year. The decrease in interest expense for the three and nine months ended September 30, 2004 compared with the same periods in 2003 was due to a lower average balance of debt outstanding than during the same periods in 2003. The lower average balance of debt outstanding was due to the debt repurchases described above.

In reporting L&I as a Discontinued Operation, indirect corporate overhead expenses are no longer allocated to L&I. Previously allocated expenses of $2.3 for the third quarter and $12.8 for the first nine months of 2004 and $3.0 for the third quarter and $9.0 for the first nine months of 2003 have been eliminated for the L&I Other segment and included in our Corporate segment.

Capital Resources and Liquidity

OUR LIQUIDITY NEEDS

Continuing Operations - P&C liabilities are somewhat unpredictable and generally short in duration. The payments we make to policyholders depend upon losses they suffer from accidents or other events. While we can estimate how much cash we'll need and when we'll need it, we cannot predict all future events, particularly catastrophes. So we use investments with greater liquidity to support our P&C businesses' need for funds.

SOURCES OF OUR FUNDS

We generate cash flow primarily from insurance premiums, dividends, interest and sales or maturity of investments.

We  have  not  engaged  in  the  sale  of   investments   or  other   assets  by
securitization.

The cash flow from our operating activities was:

o   $744.7 of cash flow generated in the first nine months of 2004
o   $261.9 of cash flow generated in the first nine months of 2003

The increase in 2004 was due to increased premiums of $4,176.1 in 2004 compared with $3,781.7 in 2003 and decreased insurance claims paid of $2,414.7 in 2004 and $2,514.2 in 2003 reflecting our improved underwriting results. The estimated losses of $194.8 from the hurricanes in Florida and the surrounding states are expected to be paid over the next six to twelve months. Dividends and interest received on our investment portfolio of $405.9 in 2004 compared with $350.5 in 2003 also contributed to the increase in cash flow.

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

Quarterly Dividends -- On October 25, 2004, we paid a quarterly dividend of $0.22 per share. This represents an 18.9% increase per share over the previous quarterly dividend of $0.185 per share.

Sale of L&I and Use of Proceeds -- On August 2, 2004, we completed the sale of our L&I operations resulting in $1,510.0 of aggregate sales proceeds. Of these proceeds, $735.2 was used to repurchase $618.4 of debt, $623.0 was used to execute an accelerated stock buyback (ASB) program of 13,247,863 shares of common stock and the balance was retained to provide flexibility for the future and pay transaction-related expenses.

Repurchases of Debt -- On August 13, 2004, we repurchased $473.4 in principal amount of 8.072% debentures for $562.7, and on September 1, 2004, we repurchased $145.0 in principal amount of 7.25% senior notes for $170.9. Including transaction costs, we reported a pretax loss on debt repurchases of $121.0 in the Consolidated Statements of Income (Loss).

ASB -- On August 2, 2004, we repurchased 13,247,863 shares, or approximately 9.5% of our outstanding common stock under an ASB program. The shares were purchased from a dealer at a price of $46.80 per share, for a total cost of $623.0. Through the ASB program, we returned excess capital from the L&I sale to shareholders and immediately reduced the number of our common shares outstanding. The dealer obtained the shares that we purchased by borrowing them in the open market, and then repurchases shares in the market over the next six to nine months to repay the borrowed shares. $200.0 of the ASB is subject to a collar, a contract that sets a minimum and maximum price for us for the shares repurchased under the collar. At the end of the program, we may receive, or be required to pay, a price adjustment based on volume weighted average price of our common stock during the period of the ASB repurchases. This adjustment will be recorded in shareholders' equity.

Our Bank Credit Facility -- On August 2, 2004, in conjunction with the sale of L&I, we amended the bank credit facility to lower the available amount to $300.0. We also negotiated a lower minimum amount of shareholders' equity we need to maintain to comply with the debt covenants of this facility. The terms of the bank credit facility - which runs through September 2005 - require us to:

o   Pay a fee to have these funds available
o   Maintain a specified minimum level of shareholders' equity
o   Keep our debt-to-capitalization ratio below a specified maximum

The bank credit facility does not require us to maintain any deposits as compensating balances.

At September 30, 2004 and December 31, 2003 we had no borrowings under the bank credit facility and we were in compliance with all the terms of this credit facility.

FINANCIAL STRENGTH RATINGS

Financial strength (or claims paying) ratings provide a benchmark for comparing insurers. Higher ratings generally indicate greater financial strength and a greater ability to pay claims.

Here are our current ratings:

                                                        A.M.        STANDARD
                                                        BEST        & POOR'S         MOODY'S          FITCH
-------------------------------------------- ----------------- --------------- -------------- --------------
Safeco Corporation Senior Debt                           bbb+            BBB+           Baa1             A-
P&C Insurance Subsidiaries                                  A              A+             A1            AA-
-------------------------------------------- ----------------- --------------- -------------- --------------


Each agency has a stable outlook on the ratings.

We believe our financial position is sound. As we have continued to execute our plans to improve our operating results, our financial position has strengthened. Our debt service coverage has improved over the last two years, and we expect that to continue.

IMPACT OF FINANCIAL STRENGTH RATINGS

Lower financial strength ratings could materially and adversely affect our company and its performance and could:

o   Increase the number of customers who terminate their policies
o   Decrease new sales
o   Increase our borrowing costs
o   Limit our access to capital
o   Restrict our ability to compete

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

NET INVESTMENT INCOME

This table summarizes our pretax net investment income by portfolio:



                                                  THREE MONTHS ENDED             NINE MONTHS ENDED
                                                     SEPTEMBER 30                   SEPTEMBER 30
-----------------------------------------------------------------------------------------------------------
                                                       2004           2003            2004           2003
                                            ---------------------------------------------------------------

Property & Casualty                            $     111.0     $      113.7   $      338.5    $      343.0
Corporate and Other                                    4.5              1.0           11.1            11.1
                                            ---------------------------------------------------------------
Total                                          $     115.5     $      114.7   $      349.6    $      354.1
-----------------------------------------------------------------------------------------------------------

Our pretax investment income yield was 5.0% for the three months ended September 30, 2004, compared with 5.9% for the same period in 2003. Our pretax investment income yield was 5.2% for the nine months ended September 30, 2004, compared with 5.9% for the same period in 2003. The declines in our pretax investment income yields in our portfolio reflected the low interest rate environment on reinvested assets partially offset by a reduction in our equity securities and reinvestments in taxable bonds.


Our after-tax investment income yield was 3.6% for the three months ended September 30, 2004 compared with 4.3% for the same period in 2003. Our after-tax investment income yield was 3.8% for the nine months ended September 30, 2004, compared with 4.4% for the same period in 2003. The declines in our after-tax investment income yields in our portfolio reflect the low interest rate environment and a greater percentage of higher quality taxable bonds.

NET REALIZED INVESTMENT GAINS AND LOSSES

Pretax net realized investment gains and losses for the three and nine months ended September 30, 2004 and 2003 by portfolio were:


                                                  THREE MONTHS ENDED             NINE MONTHS ENDED
                                                     SEPTEMBER 30                   SEPTEMBER 30
-----------------------------------------------------------------------------------------------------------
                                                       2004           2003           2004            2003
                                            ---------------------------------------------------------------

Property & Casualty                            $      41.8   $         7.2  $       162.4  $        10.6
Corporate                                              8.7             5.6           15.8           26.1
                                            ---------------------------------------------------------------
Total                                          $      50.5   $        12.8  $       178.2  $        36.7
-----------------------------------------------------------------------------------------------------------

Pretax net realized investment gains and losses for the three and nine months ended September 30, 2004 and 2003 by component were:



                                                        THREE MONTHS ENDED             NINE MONTHS ENDED
                                                           SEPTEMBER 30                   SEPTEMBER 30
-----------------------------------------------------------------------------------------------------------
                                                       2004           2003           2004            2003
                                            ---------------------------------------------------------------

Net Gains on Securities Transactions          $       53.8   $        16.8  $       187.3  $        56.1
Impairments on Fixed Maturities                       (3.3)           (5.8)          (8.8)         (31.1)
Impairments on Equity Securities                      (0.2)           (4.2)          (0.3)         (16.2)
Credit Default Swap Mark-to-Market                     --              2.8            --            22.1
Other                                                  0.2             3.2            --             5.8
                                            ---------------------------------------------------------------
Total                                         $       50.5   $        12.8  $       178.2  $        36.7
-----------------------------------------------------------------------------------------------------------


Investment Sales Activity - Net realized investment gains for the third quarter of 2004 include gains of $14.7 on equity securities generated to offset losses on the sale of L&I for tax purposes. Net realized investment gains for the nine months include the equity gains in the third quarter and also include $76.3 from sales of equity securities in the second quarter. Strong performance in our equity holdings during the current year increased the weight of the equity securities within our portfolio and we sold equity securities during the second quarter of 2004 to reduce our holdings in equity securities to our target of 10% of the total investment portfolio. Net gains on securities transactions during the third quarter and nine months of 2003 resulted primarily from calls and fixed maturity sales initiated to manage our call risk and improve the credit quality of the underlying portfolio. These calls - issuers redeeming bonds in which we have invested before the final maturity date - are an expected part of our investment activity, particularly when interest rates are low.

Impairments - We closely monitor every investment that has declined in fair value to below our cost. If we determine that the decline is other than temporary, we write down the security to its fair value and record the charge as an impairment in the Consolidated Statements of Income (Loss) in the period of the other than temporary decline.

We continually monitor our investment portfolio and markets for opportunities to:

o   Improve credit quality
o   Reduce our exposure to companies and industries with credit problems
o   Manage call risk

In our impairment determination process, we consider our intent and ability to hold investments long enough for them to recover in value. However, our intent to hold the investment can change due to:

o   Financial market fluctuations
o   Changes in the financial condition and near-term prospects of the issuer
o   Strategic decisions to sell businesses

Pretax investment impairments for the three and nine months ended September 30, 2004 and 2003 by portfolio were:



                                                        THREE MONTHS ENDED             NINE MONTHS ENDED
                                                           SEPTEMBER 30                   SEPTEMBER 30
-----------------------------------------------------------------------------------------------------------
                                                       2004           2003           2004            2003
                                            ---------------------------------------------------------------

Property & Casualty                           $         3.5   $        10.0  $         9.1  $        46.4
Corporate                                               --               --              --           0.9
                                            ---------------------------------------------------------------
Total                                         $         3.5   $        10.0  $         9.1  $        47.3
-----------------------------------------------------------------------------------------------------------

The impairments in the first nine months of 2003 primarily resulted from credit deterioration particularly in the airline and franchise sectors.

For the three and nine months ended September 30, 2004, the fair value of fixed maturities and equity securities that we sold at a loss was $48.5 and $221.2 compared with $42.6 and $151.0 in the same period last year. Our total net realized investment loss on these sales for the quarter ended September 30, 2004 was $2.3 and for the quarter ended September 30, 2003 was $10.9. Our total net realized investment loss on these sales for the nine months ended September 30, 2004 was $16.7 and $27.8 for the same period in 2003.


Investment Portfolio

These tables summarize our investment portfolio at September 30, 2004 and December 2003:


SEPTEMBER 30, 2004                                                                COST OR        CARRYING
                                                                           AMORTIZED COST           VALUE
-----------------------------------------------------------------------------------------------------------

P&C
    Fixed Maturities - Taxable                                           $         6,465.3   $    6,687.2
    Fixed Maturities - Non-taxable                                                 2,011.4        2,152.4
    Equity Securities                                                                550.8          933.6
Corporate
    Fixed Maturities - Taxable                                                       348.0          348.6
    Equity Securities                                                                 29.9           38.9
                                                                       ------------------------------------
Total Fixed Maturities and Equity Securities                                       9,405.4       10,160.7
Other Invested Assets                                                                  8.4            8.4
                                                                       ------------------------------------
Total Investment Portfolio                                               $         9,413.8   $   10,169.1
-----------------------------------------------------------------------------------------------------------

                                                                                  COST OR        CARRYING
DECEMBER 31, 2003                                                          AMORTIZED COST           VALUE
-----------------------------------------------------------------------------------------------------------

P&C
    Fixed Maturities - Taxable                                           $         5,534.3   $    5,828.2
    Fixed Maturities - Non-taxable                                                 2,007.5        2,156.5
    Equity Securities                                                                650.5        1,115.5
Corporate
    Fixed Maturities - Taxable                                                       175.4          174.5
    Equity Securities                                                                 34.3           50.7
                                                                       ------------------------------------
Total Fixed Maturities and Equity Securities                                       8,402.0        9,325.4
Other Invested Assets                                                                 18.8           18.8
                                                                       ------------------------------------
Total Investment Portfolio                                               $         8,420.8   $    9,344.2
-----------------------------------------------------------------------------------------------------------


As of September 30, 2004, our fixed maturities carried at $9,188.2 included:

o   Gross unrealized gains of $381.2
o   Gross unrealized losses of $17.7

As of September 30, 2004, our equity securities carried at $972.5 included:

o   Gross unrealized gains of $396.4
o   Gross unrealized losses of $4.6

The following table summarizes the length of time that fixed maturities and equity securities have been in a continual unrealized loss position as of September 30, 2004:



                                                          LENGTH OF TIME IN A                AMOUNT OF
                                                         CONTINUAL UNREALIZED       UNREALIZED LOSS AT
  TYPES OF SECURITIES                                           LOSS POSITION       SEPTEMBER 30, 2004
---------------------------------------------------------------------------------------------------------
Fixed Maturities                                       Less than 12 months       $                 13.6
                                                      12 Months or Greater                          4.1
                                                                             ----------------------------
                                                                     Total                         17.7
                                                                             ----------------------------

Equity Securities                                      Less than 12 months                          4.6
                                                      12 Months or Greater                          --
                                                                             ----------------------------
                                                                     Total       $                  4.6
---------------------------------------------------------------------------------------------------------

The unrealized losses of these investments represented approximately 0.2% of the cost of our investment portfolio at September 30, 2004.

We reviewed all our investments with unrealized losses at September 30, 2004 in accordance with our impairment policy. Our evaluation concluded that these declines in fair value were temporary after considering:

o That the majority of such losses for securities in an unrealized loss position for less than 12 months were interest rate related

o For securities in an unrealized loss position for 12 months or more, the financial condition and near-term prospects of the issuer of the security, including any specific events that may affect its operations or earnings potential

o Our intent and ability to keep the security long enough to recover its value


DIVERSIFICATION

Our investment portfolio is well-diversified by issuer and industry type with no single holding exceeding 1% of our consolidated investment portfolio.

The following tables show investment types and industries that exceed 3% of our portfolio at September 30, 2004 and December 31, 2003:

                                                                                 CARRYING         PERCENT
 SEPTEMBER 30, 2004                                                                 VALUE        OF TOTAL
-----------------------------------------------------------------------------------------------------------
State and Political Subdivisions                                            $     2,498.9           25%
Mortgage-Backed Securities                                                        1,276.6           13
U.S. Government and Agencies                                                      1,164.4           11
Banks                                                                               992.7           10
Electric Utilities                                                                  440.2            4
Diversified Financial Services                                                      454.0            4
Other                                                                             3,333.9           33
                                                                         ----------------------------------
Total Fixed Maturities and Equity Securities                                     10,160.7          100
Other Invested Assets                                                                 8.4            --
                                                                         ----------------------------------
Total Investment Portfolio                                                  $    10,169.1          100%
-----------------------------------------------------------------------------------------------------------

DECEMBER 31, 2003                                                                CARRYING         PERCENT
                                                                                    VALUE        OF TOTAL
-----------------------------------------------------------------------------------------------------------

State and Political Subdivisions                                            $     2,381.1           26%
Mortgage-Backed Securities                                                        1,128.1           12
U.S. Government and Agencies                                                      1,034.6           11
Banks                                                                               778.1            8
Electric Utilities                                                                  473.9            5
Diversified Financial Services                                                      263.3            3
Other                                                                             3,266.3           35
                                                                         ----------------------------------
Total Fixed Maturities and Equity Securities                                      9,325.4          100
Other Invested Assets                                                                18.8            --
                                                                         ----------------------------------
Total Investment Portfolio                                                  $     9,344.2          100%
-----------------------------------------------------------------------------------------------------------

INVESTMENT PORTFOLIO QUALITY

The quality ratings of our fixed maturities portfolio at September 30, 2004 and December 31, 2003 were:

                                                                  PERCENT AT           PERCENT AT
RATING                                                     SEPTEMBER 30, 2004       DECEMBER 31, 2003
-----------------------------------------------------------------------------------------------------------

AAA                                                                       43%                   42%
AA                                                                        11                    11
A                                                                         29                    23
BBB                                                                       14                    19
BB and lower                                                               2                     3
Not Rated                                                                  1                     2
                                                                -------------------------------------------
Total                                                                    100%                  100%
-----------------------------------------------------------------------------------------------------------



BELOW INVESTMENT GRADE AND OTHER SECURITIES

A security is considered below investment grade if it has a rating below BBB. Our investment portfolio includes below investment grade fixed maturities with a fair value of:

o   $169.3 at September 30, 2004
o   $252.7 at December 31, 2003

At September 30, 2004, these securities represented 1.7% of our investments at fair value. The related amortized cost of the below investment grade securities at September 30, 2004 was $155.0 compared with $233.7 at December 31, 2003.

Our below investment grade securities had a net unrealized investment gain of $14.3 at September 30, 2004. That gain was comprised of:

o   Gross unrealized investment gains of $14.8
o   Gross unrealized investment losses of $0.5

At September 30, 2004 our investment portfolio also included:

o $103.8 of non-publicly traded fixed maturities and equity securities - representing 1.0% of our total portfolio, compared with $82.9 at year end 2003

o $89.7 of not-rated securities - representing 0.9% of our total portfolio, compared with $88.3 at year end 2003

MORTGAGE-BACKED SECURITIES

This table summarizes our holdings of mortgage-backed securities at September 30, 2004:


                                                                                         CARRYING VALUE
                                                                     COST OR       ------------------------
SEPTEMBER 30, 2004                                               AMORTIZED COST       AMOUNT      PERCENT
------------------------------------------------------------- ------------------ -- ------------ -----------

Residential
Planned and Targeted Amortization Class and Sequential Pay
    CMOs                                                         $        579.6      $ 582.6          46%
Accrual Coupon (Z-Tranche) CMOs                                            13.7         14.5           1

Floating Rate CMOs                                                        104.9        105.3           8
Residential Mortgage-Backed Pass-Throughs (Non-CMOs)                        7.5          8.0           1
                                                              ------------------ -- ------------ -----------
Total Residential                                                         705.7        710.4          56


Securitized Commercial Real Estate
Government/Agency-Backed                                                   46.9         49.1           4

CMOs and Pass-Throughs (Non-agency)                                       377.3        395.7          31
                                                              ------------------ -- ------------ -----------
Total Securitized Commercial Real Estate                                  424.2        444.8          35


Other CMOs                                                                119.2        121.4           9
                                                              ------------------ -- ------------ -----------
Total                                                            $      1,249.1   $  1,276.6         100%
------------------------------------------------------------- ------------------ -- ------------ -----------


Here are the quality ratings of our mortgage-backed securities portfolio:

RATING                                                           SEPTEMBER 30, 2004
--------------------------------------------------------- ----------------------------------
Government/Agency Backed                                                  44%
AAA                                                                       46
AA                                                                         5
A                                                                          3
BBB                                                                        1
BB or lower                                                                1
                                                          ----------------------------------
Total                                                                    100%
--------------------------------------------------------- ----------------------------------

Quality of Our Mortgage-Backed Securities - At September 30, 2004, 90% of our mortgage-backed securities were either government/agency-backed or AAA rated. We've limited our investment in riskier, more volatile CMOs and commercial mortgage-backed securities to $14.5. That amount represents 1.1% of our total mortgage-backed securities.

OUR CONTRACTUAL OBLIGATONS

Our contractual obligations at September 30, 2004 were:

                                                                    Payment by
                                       ---------------------------------------------------------------------
                                                      Less than         1-3           3-5        More than
                                           Total        1 Year          Years         Years        5 Years
-------------------------------------- ------------ -------------- -------------- ------------- ------------
Long-Term Debt Including Interest        $ 2,612.7   $   83.9       $     367.9    $    327.7   $  1,833.2
Operating Leases                             285.2       44.6              85.1          74.5         81.0
Purchase Obligations                         349.4       99.1             162.5          45.0         42.8
Pension Obligations                          326.5       18.8              29.5          29.7        248.5
Loss and LAE Reserves (1)                  5,259.9    1,887.2           1,540.5         634.6      1,197.6
                                       ------------ -------------- -------------- ------------- ------------
Total Contractual Obligations            $ 8,833.7  $ 2,133.6       $   2,185.5    $  1,111.5   $  3,403.1
-------------------------------------- ------------ -------------- -------------- ------------- ------------

     (1)  Loss and LAE  reserves  represent  our best  estimate  of losses  from claims  and  related  settlement  costs.  Because  of  the  nature  of
          insurance   policies,   there  is  typically  no  minimum  contractual
          commitment associated with covered claims. Both the amounts and timing of such  payments  are  estimates,  and the  inherent  variability  of resolving  claims and changes in market  conditions make the timing of cash outflows  uncertain.  The ultimate  amount and timing of Loss and
          LAE payments could differ from our estimates.

ITEM 4 - CONTROLS AND PROCEDURES

We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of management, including our Chief Executive Officer, Chief Financial Officer and our disclosure committee.

Based on that  evaluation,  our Chief  Executive  Officer  and  Chief  Financial
Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2004 to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

There have been no changes in our internal controls over financial reporting during the third quarter that materially affected, or are reasonably likely to materially affect, our controls over financial reporting.

Safeco Corporation and Subsidiaries
-------------------------------------------------------------------------------

PART II - OTHER INFORMATION

-------------------------------------------------------------------------------

ITEM 1 - LEGAL PROCEEDINGS

Because of the nature of our businesses, we are subject to legal actions filed or threatened in the ordinary course of our operations. Generally, our involvement in legal action involves defending third-party claims brought against our insureds (in our role as liability insurer) or principals on surety bonds and defending policy coverage claims brought against us.

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

Our P&C companies were sued in the U.S. District Court of Connecticut on January 14, 2003, by a plaintiff seeking back overtime pay for claims adjusters who they claim should have been considered non-exempt employees under the labor laws. The plaintiff made two attempts to obtain class status for this suit; both attempts were unsuccessful. The plaintiff appealed both decisions. One has been upheld on appeal, and the other is pending before the same appellate panel. We continue to deny any suggestion of wrongdoing, and are actively defending against these allegations.


ITEM 2 - CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASE OF EQUITY SECURITIES

                                   Issuer Purchase of Equity Securities
------------------------------------------------------------------------------------------------------------

                                                        Total Number of Shares     Maximum Number of
                                                        Purchased As Part Of       Shares That May Yet Be
                   Total Number Of   Average Price      Publicly Announced Plans   Purchased Under The
 Period            Shares Purchased  Paid Per Share     Or Programs (1)            Plans or Programs
------------------ ----------------- ------------------ -------------------------- -------------------------
July 1-31                       -               -                           -             21,487,088
August 1-31            13,247,863          $46.80                  13,247,863              8,239,225
September 1-30                  -               -                           -              8,239,225
                   ----------------- ------------------ --------------------------
Total                  13,247,863          $46.80                  13,247,863
------------------ ----------------- ------------------ --------------------------


     (1) On March 15, 2004, we announced our intent to repurchase a limited amount of our common stock under an existing stock repurchase program.
          Under this program, we had previously authorized the repurchase of up to 11 million shares of common stock, and as of the date of the announcement, approximately 2.4 million shares of that amount remained available for repurchase.


          On July 19, 2004, our Board of Directors approved a plan to repurchase up to 20,000,000 shares of common stock (in addition to the 1,487,088 shares that remained available for repurchase pursuant to the prior
          Board authorization). On August 2, 2004, we publicly announced the repurchase of 13,247,863 shares pursuant to this plan under an Accelerated Stock Buyback program.


          As of September 30, 2004, 8,239,225 shares remained available for repurchase under the repurchase plans described above, neither of which is subject to an expiration date.

Safeco Corporation and Subsidiaries

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)(3)   - EXHIBITS

          10.1 Safeco Leadership Performance Plan as amended.

          31.1 Certification of Chief Executive Officer of Safeco Corporation, dated November 5, 2004, in accordance with Securities Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          31.2 Certification of Chief Financial Officer of Safeco Corporation, dated November 5, 2004, in accordance with Securities Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          32.1 Certification of Chief Executive Officer of Safeco Corporation, dated November 5, 2004, in accordance with 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          32.2 Certification of Chief Financial Officer of Safeco Corporation, dated November 5, 2004, in accordance with 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)      - REPORTS ON FORM 8-K

          The registrant filed the following reports on Form 8-K during the quarter ended September 30, 2004 and for the period up to the filing date of this Form 10-Q.


         FILING DATED          UNDER                      FILING RELATED TO:
         ------------------------------------------------------------------------------------------------------

         July 20, 2004         Item 12 (Results of        Earnings Release for Quarter ended June 30, 2004.
                                  Operations and
                                  Financial Condition)
         August 2, 2004        Item 5 (Other Events)      Safeco completes sale of Life & Investments
                                                            operation and use of proceeds.
                                                          Safeco increases dividends to shareholders.
                                                          Safeco initiates tender offers for 8.072% Capital
                                                            Securities due 2037 and 7.25% Senior Notes due
                                                            2012.
         August 10, 2004       Item 10                    Amendments to Code of Ethics.
         August 13, 2004       Item 5 (Other Events)      Safeco Completes Tender Offer for 8.072% Capital
                                                            Securities Due 2037.
         August 17, 2004       Items 2 & 7 (Disposition   Sale of Life and Investments.
                                  of Assets and Financial
                                  Statements)
         August 25, 2004       Items 8.01 & 9.01          Safeco announces estimate of losses from Hurricane
                                                            Charley.
         August 31, 2004       Items 8.01 & 9.01          Safeco completes Tender Offer for 7.25% Senior
                                                            Notes Due 2012.
         September 21, 2004    Items 8.01 & 9.01          Safeco estimates Losses from Hurricane Frances.
         September 28, 2004    Items 8.01 & 9.01          Safeco Announces New Leadership Structure to Drive
                                                            Future Profit and Growth.
         October 13, 2004      Items 8.01 & 9.01          Safeco estimates Third Quarter Catastrophe Losses.
         October 19, 2004      Items 2.02 & 9.01          Earnings Release for Quarter ended September 30,
                                                            2004.
         ------------------------------------------------------------------------------------------------------

Safeco Corporation and Subsidiaries
-------------------------------------------------------------------------------

Signatures

-------------------------------------------------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 5, 2004.

                                          Safeco Corporation
                                          ------------------------------------
                                          Registrant

                                          /s/ MAURICE S. HEBERT
                                          ------------------------------------
                                          Maurice S. Hebert
                                          Senior Vice President, Controller