Form 10-K
period 2004-12-31
SAFECO CORP
filed 2005-03-03
CIK 86104

United States Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended December 31, 2004

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from to

Commission File Number 1-6563

Safeco Corporation

State of Incorporation: Washington

I.R.S. Employer I.D. No.: 91-0742146

Address of Principal Executive Offices: Safeco Plaza, Seattle, Washington 98185

Telephone: 206-545-5000

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, No Par Value: 127,175,344 shares were outstanding at February 25, 2005.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2004, was $6,100,000,000.

Documents incorporated by reference: Portions of the registrant’s definitive Proxy Statement for the 2005 annual shareholders meeting are incorporated by reference into Part III.

Safeco Corporation and Subsidiaries

Index to Financial Statements, Schedules and Exhibits

Part I

(Dollar amounts in millions except for ratios and per share data unless noted otherwise)

Item 1: OUR BUSINESS

We are a Washington State corporation with headquarters in Seattle. We had 9,200 employees at February 25, 2005. We’ve been in business since 1923 serving the insurance needs of drivers, home owners and small- and medium-sized businesses. Our business helps people protect what they value and deal with the unexpected.

In 2004, we took steps to position Safeco for continued profitable growth. We completed the sale of our Life & Investments business. We rolled out Safeco Now, our unified, Web-based sales-and-service platform. We reorganized our company around the way we operate. With these actions, we are a focused, more nimble company. We’re intent on delivering the best mix of insurance coverages and pricing to our distributors and customers, and fulfilling the promise of our products when a loss occurs.

Our Vision and Strategy

Our vision is to be one of the top-performing property and casualty (P&C) insurance companies in the industry. To achieve our vision, we must be distinctly good at motivating our independent distributors to sell our products. We will do this by continuing to develop and service our insurance products in ways that:

•	Meet the needs of our customers at a fair price

•	Lower our distributors’ operating costs

•	Increase our distributors’ margins

•	Increase our profitability

Our strategy reflects how we do business – offering standardized auto, homeowners and small-business insurance products over a unified sales-and-service platform through a common independent distribution network. Here’s a closer look at the key elements of our business model:

•	Product – We focus on the personal and commercial insurance products purchased by the vast majority of U.S. consumers. We call these “standardized” products because they don’t require significant customization, and they’re well-suited to automated underwriting and sales-and-service support. Our claims operation, with its front-line experience and insight, is tightly aligned with our product development and underwriting teams. We continually work to refine our segmented pricing models and accurately match rate to risk.

•	Platform – We deliver our products over an automated platform called Safeco Now, which gives our distribution partners a single point of entry to quote and issue our major P&C products in a matter of minutes. Most of our pricing, underwriting, and servicing processes are now presented through this user-friendly interface. In addition to technology, our Platform encompasses the people and processes that make our company go – including the personalized support our service professionals provide to distributors and customers, the financial strength that gives us the capital we need to invest in our company, the physical infrastructure required to run the business, and the recruitment and development of the talented people of Safeco.

•	Distribution – We sell our insurance products exclusively through a national network of 8,500 independent distributors that provide customers with choice and advice. We motivate our distributors by giving them more to sell (multiple lines of personal and commercial insurance), making it easier for them to sell (through technology and other ease-of-business tools), helping them make more money selling our products (through increased operational efficiencies) and providing competitive compensation programs.

To fully leverage this business model, in 2004 we realigned our organization around these three areas.

The net earned premiums for our standardized products of auto, property and small-and medium-business insurance were:

NET EARNED PREMIUMS	2004	2003	2002
Auto	$2,628.6	$2,241.5	$1,921.3

Property	$920.6	$920.9	$913.8

Small- and Medium-Business Insurance	$1,224.7	$1,097.5	$1,014.1

Our Financial Goals

We measure the success of our strategy by tracking our performance against the following three long-term financial goals:

•	Earnings per share – average annual growth of 15%

•	Return on equity – performance that ranks us among the best in our industry

•	Revenue growth – growth at or above the average of our peers, as long as it’s at acceptable profit margins

Our Products

Our revenues come from the premiums earned on the insurance policies we write and the income earned from our investment of these premium dollars. We are the 18th largest property and casualty insurance company in the United States, based on 2003 direct written premiums as reported by A.M. Best, an insurance rating and information agency. A.M. Best ranks companies based on written premiums, which are premiums charged for policies issued. However, premiums are earned and reported as revenues over the policy term. As a result, the charts below use the net earned premiums measure, which is equivalent to our premium revenues. We use “net” because some of our premiums are ceded to reinsurers, which protect our capital just as insurers protect their customers.

Net earned premiums by our 10 largest states in 2004 were as follows:

	2004		2003		2002
YEAR ENDED DECEMBER 31	Amount	% of Total	Amount	% of Total	Amount	% of Total
California	$940.3	17.0%	$833.3	17.0%	$759.2	16.8%
Washington	647.4	11.7	602.4	12.3	574.0	12.7
Texas	577.1	10.4	476.1	9.7	356.5	7.9
Oregon	282.9	5.1	265.0	5.4	238.0	5.2
Florida	248.7	4.5	191.0	3.9	176.2	3.9
Connecticut	231.3	4.2	192.9	3.9	134.2	3.0
Illinois	214.0	3.9	207.3	4.2	220.5	4.9
Missouri	209.1	3.8	190.9	3.9	190.3	4.2
Colorado	144.1	2.6	145.3	3.0	135.7	3.0
New York	127.7	2.3	103.0	2.1	97.9	2.2

Total 10 largest states	3,622.6	65.5	3,207.2	65.4	2,882.5	63.8
All others	1,906.5	34.5	1,694.6	34.6	1,638.8	36.2

Total	$5,529.1	100.0%	$4,901.8	100.0%	$4,521.3	100.0%

We have four business segments:

•	Safeco Personal Insurance – offers auto, homeowners and other property and specialty insurance products for individuals.

•	Safeco Business Insurance – offers business owner policies, commercial auto, commercial multi-peril packages, commercial property, general liability and workers compensation policies to small- and medium-sized businesses.

•	Surety – offers bonds that provide payment and performance guarantees primarily for construction businesses and corporations.

•	P&C Other – includes large-commercial business accounts in runoff and other business and programs we have exited.

Net earned premiums for our business segments were as follows:

	2004		2003		2002
YEAR ENDED DECEMBER 31	Amount	% of Total	Amount	% of Total	Amount	% of Total
Safeco Personal Insurance	$3,639.4	65.8%	$3,245.4	66.2%	$2,913.6	64.5%
Safeco Business Insurance	1,668.0	30.2	1,481.3	30.2	1,290.1	28.5
Surety	203.0	3.7	153.6	3.2	126.3	2.8
P&C Other	18.7	0.3	21.5	0.4	191.3	4.2

Total	$5,529.1	100.0%	$4,901.8	100.0%	$4,521.3	100.0%

Safeco Personal Insurance

Net earned premiums for Safeco Personal Insurance by reportable segment were as follows:

YEAR ENDED DECEMBER 31	2004	2003	2002
Auto	$2,628.6	$2,241.5	$1,921.3
Property	920.6	920.9	913.8
Specialty	90.2	83.0	78.5

Total	$3,639.4	$3,245.4	$2,913.6

Auto – We are the 13th largest writer of auto insurance in the United States, based on 2003 direct written premiums as reported by A.M. Best. We provide coverage for the liability of our customers to others for both bodily injury and property damage, for injuries sustained by our customers, and for physical damage to our customers’ vehicles from collision and other hazards.

Our tiered auto product, now available in 43 of the 44 states where we write business, covers more than 95% of all auto insurance applications in our distributors’ offices. We continue to work with the California Department of Insurance to explore potential options to implement our tiered pricing methodology. Our automated underwriting and segmentation reflects both traditional underwriting methods and state-of-the-art predictive modeling techniques. This helps to drive competitive pricing and profitability. Our point-of-sale technology, Safeco Now – the platform for this automated underwriting process – allows distributors to quote and sell policies faster, enabling us to streamline the sales process (see further discussion on page 8).

In 2004, we enhanced Safeco Now to streamline the service process for customers and distributors, allowing online processing of auto policy changes and endorsements such as vehicle additions and deletions, vehicle replacements or updates, and coverage and deductible changes.

Property – We provide homeowners, dwelling fire, earthquake and inland marine coverage for individuals through our property business. We are the 10th largest writer of homeowners insurance in the United States, based on 2003 direct written premiums as reported by A.M. Best. Our Property coverages protect homes, condominiums and rental property contents against losses from a wide variety of hazards. We also protect individuals from liability for accidents that occur on their property.

We’ve rolled out our tiered pricing structure for homeowners insurance in 43 of the 44 states where we write business. We continue to work with the California Department of Insurance to explore potential options to implement our tiered pricing methodology. Like auto, our tiered homeowners product allows us to match rates more closely to the risks that we insure, and our distributors can quote and issue our homeowners and dwelling fire products over the unified Safeco Now platform.

Specialty – We also offer umbrella, recreational vehicle, motorcycle and boat owners insurance coverage for individuals. These specialty products round out our personal lines portfolio so we can provide products to meet the majority of our policyholders’ personal insurance needs. These specialty products will be launched on Safeco Now in 2005.

Safeco Business Insurance

Net earned premiums for Safeco Business Insurance by reportable segment were as follows:

YEAR ENDED DECEMBER 31	2004	2003	2002
SBI Regular	$1,224.7	$1,097.5	$1,014.1
SBI Special Accounts Facility	443.3	383.8	276.0

Total	$1,668.0	$1,481.3	$1,290.1

SBI Regular – This line offers a variety of commercial insurance products designed for small- and medium-sized businesses (customers who pay annual written premiums of $200,000 or less). Our principal business insurance products include business owner policies (BOP), commercial auto, commercial multi-peril (CMP), workers compensation, commercial property and general liability.

We are one of the largest writers of small-business insurance selling primarily through independent distributors in the United States. This market is highly fragmented. Many companies write small-business insurance, each with a small share of the market. Given the increasing number of small businesses in the United States and the lack of a dominant market leader, we see growth potential in this segment, and our goal is to become the leading small-business insurance writer. Throughout 2003 and 2004, we launched our BOP, commercial auto and workers compensation products on Safeco Now. In November 2004, we began the launch of our CMP product on Safeco Now, and it will be rolled out in all states where we write business by the end of 2005. During the fourth quarter of 2004, we expanded our BOP product by adding 35 additional classes of business.

SBI Special Accounts Facility – We write large-commercial accounts (customers who pay annual written premiums of more than $200,000) for our key distributors who sell our core products. We also write four specialty commercial insurance programs – lender-placed property, agents’ errors and omissions (predominantly for Safeco distribution partners), property and liability insurance for mini-storage and warehouse properties, and professional and general liability insurance for non-profit social service organizations.

Surety

We are the fifth largest writer of surety bonds in the United States, based on 2003 direct written premiums as reported by A.M. Best. We provide surety bonds for construction, performance and legal matters that include appeals, probate and bankruptcies.

P&C Other

This segment includes results for large-commercial business accounts, commercial specialty programs and London operations we placed in runoff and other product lines that we have exited.

Corporate

In our Corporate segment, we include:

•	Interest expense we pay on our debt

•	Loss on debt repurchases

•	Intercompany eliminations

•	Miscellaneous corporate activities

On August 2, 2004, we completed the sale of our life insurance, group stop-loss medical insurance and asset management operations to an investor group led by White Mountains Insurance Group, Ltd. and Berkshire Hathaway, Inc. We completed the sale of Talbot Financial Corporation (our brokerage operation) on July 1, 2004, and the sale of Safeco Trust Company on April 19, 2004. We received $1,499.0 of total sales proceeds. We used $735.2 of these proceeds, including transaction costs, to repurchase $618.4 of debt, resulting in a $121.0 pretax ($78.7 after-tax) loss on debt repurchases. Including transaction costs, we used $625.0 to execute an Accelerated Stock Buyback (ASB) program of 13,247,863 shares of common stock, and we retained the balance for future flexibility and to pay transaction-related expenses. See Note 17 to the Consolidated Financial Statements.

Financial information on our segments can be found in Management’s Discussion and Analysis (MD&A) and Note 16 to the Consolidated Financial Statements.

Our Competition and Distribution

We operate in a highly competitive property and casualty insurance industry. We compete for independent distributors and policyholders with thousands of domestic and foreign insurance companies. Competitive factors include:

•	Ease of doing business between insurers and distributors

•	Price of product

•	Customer service

•	Claims handling

•	Distributor compensation structure

•	Insurers’ financial strength and ratings

•	Reputation

•	Brand recognition

Because we focus on selling through independent distributors, we compete not only for business and individual customers, but also for distributors. Our products are sold to our policyholders by others. As a result, our first sale is to the distributor, then to the policyholder. Both are customers to us. Within our distributors’ offices, we compete with:

•	National monoline carriers

•	Major multiline carriers

•	More than 2,000 smaller regional carriers

Our company differentiates itself through three key ideas:

•	Ease of doing business

•	Standardized products

•	“Shelf space”

In 2004, we brought the distribution of our major products together through our Safeco Now unified sales-and-service platform. The Safeco Now platform is Web-based and features a single point of entry for auto, homeowners, small-commercial products and certain surety bonds. It allows distributors to quote and sell these products in minutes and provides them with seamless cross-sell opportunities. Most of our remaining products are scheduled to launch on this platform during 2005. Safeco Now is easy for our independent distributors to use, drives operating efficiencies in their offices and gives us a competitive advantage over smaller regional carriers who have not made (or cannot afford) such investments in technology.

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

Our standardized auto, homeowners and small–business products serve the insurance protection needs of the majority of insurance buyers in the U.S. marketplace. Our focus on these products and our investment in automation to sell and service our products over a common platform provide us with a competitive advantage over other multiline carriers.

We believe that providing multiple property and casualty products gives us a “shelf space” advantage in our distributors’ offices over monoline carriers who offer just one product. We focus on the lines that our distributors sell most. This means we can help our distributors meet the vast majority of their customers’ needs in an efficient way.

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

For distributors who want to focus on sales and growth and leave customer service transactions to us, we offer fee-based Gold Service programs for both personal and business insurance. With Gold Service, we provide full-service customer support on behalf of our distribution partners through our regional service centers. We experience higher retention of these policyholders, benefiting both the distributor and us. Either way, we measure ourselves against a “zero-defect” standard in our service transactions.

Claims Administration

For our policyholders, our products come to life at the point of claims. That’s the “moment of truth” when insurance becomes real. Our most visible product is the personalized service and support we provide when customers experience a loss and file a claim – whether it’s a “fender-bender” or the loss of a home.

We have a team of nearly 3,000 claims professionals across the country. They handled approximately 92% of our claims in 2004, excluding those from the devastating hurricanes in Florida and surrounding states (75% including hurricane claims).

When disaster strikes, our National Catastrophe Team immediately mobilizes to assess the damage, issue payments to cover temporary living expenses and emergency repairs, and provide comfort and support to customers. In most cases, we issue payments to customers on the spot following a disaster. Our job is to help our customers put their lives back together as quickly as possible.

We contract with independent adjusters in remote locations where it’s impractical to have our own employees. Independent adjusters are also available to help us in extreme catastrophes when and where additional adjusters are needed. We supplemented our National Catastrophe Team with independent adjusters to service less-severe claims from customers after the hurricanes. Independent adjusters serviced 44% of the total hurricane claims.

Our claims processing combines the efficiency of centralized claims handling and customer service centers with the flexibility of field representatives. Our client service system supports a paperless claims environment, so our field representatives are not restricted to a specific physical location. We have distinct claims-handling functions to address complex claims such as surety, workers compensation, asbestos, environmental and construction defects.

Customers receive prompt repair estimates and claim checks in hand when their cars are damaged but drivable by visiting one of our drive-in claims centers. With nearly 400 locations in place and more in development, the program represents a significant commitment to customer service and efficient use of our resources. Our claims examiners can handle more claims working in a drive-in location versus the traditional approach of driving to a customer’s home or place of business to assess the damage.

Loss and Loss Adjustment Expense Reserves

Our ability to accurately estimate our loss and loss adjustment expense (LAE) reserves affects the viability and financial strength of our P&C operations. Loss and LAE reserves are management’s best estimates of ultimate losses from claims and related settlement expenses that we have not yet paid to settle both reported and unreported claims. We report these amounts in our Loss and LAE reserves on our Consolidated Balance Sheets.

We record two categories of loss and LAE reserves – case-basis reserves and incurred but not reported (IBNR) reserves.

We estimate case-basis reserves as the amount we will have to pay for losses that have already been reported to us but are not yet fully paid. These amounts include related legal expenses and other costs associated with resolving and settling a particular claim.

We establish IBNR reserves at the end of every reporting period to estimate the amount we will have to pay for:

•	Losses that have occurred, but have not yet been reported to us

•	Losses that have been reported to us that may ultimately be paid out differently than expected by case-basis reserves

•	Losses that have been paid and closed but may reopen and require future payment

•	Expenses related to resolving and settling such losses

We use actuarial methods combined with management judgment to estimate IBNR reserves.

Additional information about loss and LAE reserves is included in the Loss and Loss Adjustment Expense Reserves section of our MD&A on page 24.

Reinsurance

We buy reinsurance to limit our losses on certain individual risks or reduce our exposure to catastrophic events. Our policyholders buy insurance from us to reduce the financial impact of the losses they may suffer. In turn, we buy reinsurance to limit the financial impact of losses on our results from losses of our policyholders.

We buy reinsurance from several providers and are not dependent upon any single reinsurer. Reinsurance does not eliminate our liability to our policyholders. We remain primarily liable to policyholders for the risks we insure.

We primarily buy reinsurance for:

•	Property catastrophes

•	Workers compensation

•	Commercial property

•	Commercial umbrella

•	Commercial basket retention

•	Surety

Additional information about reinsurance is included in the Reinsurance section of our MD&A on page 42.

Regulation

Our insurance subsidiaries do business in and operate under the regulations of all 50 states and the District of Columbia. States regulate the insurance industry primarily to protect the interests of policyholders. The regulations cover:

•	Capital and surplus requirements

•	Licensing of insurers and their distributors

•	Investment and dividend limitations

•	Authorization for lines of business

•	Insurance premium rates

•	Insurance policy forms

•	Market conduct, including underwriting and claims practices

•	Adequacy of reserves for losses

•	Transactions with affiliates

•	Changes in control

•	Guaranty fund assessments

State insurance departments periodically examine the conduct and financial condition of insurance companies. They require insurance companies to file annual and quarterly financial and other reports.

STATUTORY ACCOUNTING – The accounting basis required by the state regulatory authorities is called statutory accounting practices, or SAP. These practices differ in some respects from U.S. generally accepted accounting principles, or GAAP. For example, in reporting loss and LAE reserves on our Consolidated Balance Sheets:

•	SAP requires us to reduce our loss and LAE reserves for reinsurance recoverables.

•	GAAP requires us to report our loss and LAE reserves without reduction for our reinsurance recoverables, which are reported separately as an asset.

As a result, our loss and LAE reserves at December 31, 2004, were:

•	$4,819.2 in our annual financial statements filed with state regulatory authorities, in accordance with SAP, net of reinsurance

•	$5,209.3 in our Consolidated GAAP Financial Statements

More information about state regulation is included in the Regulatory Considerations section of our MD&A on page 73. More information about our reinsurance recoverables can be found in Note 6 to the Consolidated Financial Statements.

EXECUTIVE OFFICERS OF THE REGISTRANT

Here are our executive officers as of February 25, 2005. No family relationships exist among our executive officers.

Officer Name	Age	Positions with Safeco and Business Experience
Michael S. McGavick	47	Chairman of the Board of Directors since January 2003. President, Chief Executive Officer and Director since January 2001. President and Chief Operating Officer of CNA Agency Market Operations from October 1997 until January 2001. President of CNA’s Commercial Lines group from January until October 1997. Held a series of executive positions with CNA from 1995 through October 1997.

Christine B. Mead	49	Co-President, Safeco insurance companies and Executive Vice President and Chief Financial Officer, Safeco Corporation since November 2004. Senior Vice President, Chief Financial Officer and Secretary from January 2002 to November 2004. Senior Vice President and Chief Financial Officer for Travelers Insurance Group from 2000 to January 2002. Senior Vice President and Chief Financial Officer for Travelers Property Casualty Corp – Personal Lines from 1996 to 2000.

Michael E. LaRocco	48	Co-President, Safeco insurance companies since November 2004. President and Chief Operating Officer, Safeco Personal Insurance from July 2001 to November 2004. Regional Vice President, Northeast Region for GEICO Corporation from 1998 to July 2001. Vice President of Underwriting and Product Management for GEICO from 1996 through 1998. Vice President of GEICO Casualty from 1994 to 1996.

John Ammendola	39	Senior Vice President, SPI Product and Underwriting, Safeco insurance companies since November 2004. Vice President of P&C Service from May 2002 to November 2004. Mid-Atlantic Assistant Vice President for GEICO Corporation from July 2001 to May 2002. Director of Northeast Regional Sales and Underwriting for GEICO Corporation from January 2000 to July 2001.

Eleanor Barnard	56	Senior Vice President, Sales and Distribution, Safeco insurance companies since November 2004. Vice President, Sales and Distribution from May 2002 to November 2004. Senior Vice President of CNA Insurance Companies from 1996 to 2001.

Teresa J. Dalenta	40	Senior Vice President, Finance, Risk and Investments, Safeco insurance companies since November 2004. Vice President, Corporate Actuarial and Risk Management from March 2002 to November 2004. Senior Vice President, Personal Automobile Product Management and Actuarial, Travelers Insurance Companies, from 1999 to March 2002. Vice President and Corporate Actuary, Travelers Insurance Companies from 1996 to 1999.

Maurice S. Hebert	42	Senior Vice President and Controller since November 2004. Vice President, Corporate Controller and Chief Accounting Officer from October 2003 to November 2004. Vice President and Controller of AIG Sunamerica Life Insurance Companies from 2000 to 2003. Assistant Controller, AIG Sunamerica Life Insurance Companies from May 1998 through March 2000.

EXECUTIVE OFFICERS OF THE REGISTRANT (cont.)

W. Myron Hendry	56	Senior Vice President, Service, Safeco insurance companies since November 2004. Vice President, Service, Safeco insurance companies, September through November 2004. Senior Vice President, Worldwide Operations for CNA Insurance Companies from January 2000 through August 2004. Vice President and Corporate Administrative Officer, CNA Insurance Companies from 1998 to December 1999.

Michael H. Hughes	50	Senior Vice President, Safeco Business Insurance, since April 2002. Executive Vice President, The Hartford Financial Services’ Affinity Personal Lines from 1996 to 2002. More than 20 years experience in commercial underwriting at Hartford.

Dale E. Lauer	58	Executive Vice President, Claims, Large Commercial and Surety of Safeco insurance companies since November 2004. President and Chief Operating Officer, Safeco Business Insurance from July 2001 to November 2004. Senior Vice President of Safeco Business Insurance from 1997 to July 2001. Vice President of Commercial Lines Underwriting for the Safeco P&C insurance companies from 1992 to 1997.

Allie R. Mysliwy	50	Executive Vice President, Human Resources and Operations, Safeco Corporation since November 2004. Senior Vice President, Human Resources from July 2001 to November 2004. Vice President of Human Resources from July 1999 to July 2001. Vice President of Human Resources for Safeco Life Insurance Company from 1994 to 1999.

James W. Ruddy	55	Executive Vice President and General Counsel, Safeco Corporation since August 2004. Senior Vice President and General Counsel from 1992 to August 2004. Vice President and General Counsel from 1989 to 1992. Associate General Counsel from 1985 to 1989.

Yomtov Senegor	46	Executive Vice President, Corporate Strategy and Chief Information Officer, Safeco Corporation since November 2004. Senior Vice President, Corporate Strategy and Chief Information Officer from October 2001 to November 2004. Central Region Insurance Managing Partner with Accenture (formerly Andersen Consulting), a management and technology consulting company, from November 1997 to October 2001, and partner from 1992 to 1997.

Greg Tacchetti	36	Senior Vice President, Field Planning, Safeco insurance companies since November 2004. Senior Financial Officer, Safeco Personal Insurance from June 2002 to November 2004. Assistant Vice President, Personal Lines Underwriting, Safeco insurance companies, from September 2001 to June 2002. Operations Director, Northeast Region, GEICO Insurance from July 1999 to September 2001.

We make our periodic and current financial reports and related amendments available on our website at www.safeco.com/ir at the same time as they are electronically filed with the Securities and Exchange Commission (SEC).

Item 2: PROPERTIES

Our home office is in Seattle, Washington, where we occupy 795,000 square feet of owned property.

In addition, we own a total of 1.6 million square feet in Redmond, Washington. As a result of the sale of our L&I businesses, we are leasing 278,000 square feet of this space to the buyer, and the lease expires in July 2005. We own 246,000 square feet in Pleasant Hill, California; Portland, Oregon; and Spokane, Washington. We also occupy 1.9 million square feet of leased space throughout the United States, 152,000 square feet of which we sublease to third parties. Our leased and owned space totals approximately 4.5 million square feet.

Item 3: LEGAL PROCEEDINGS

Because of the nature of our businesses, we are subject to legal actions filed or threatened in the ordinary course of our operations. Generally, our involvement in legal action involves defending third-party claims brought against our insureds (in our role as liability insurer) or principals on surety bonds and defending policy coverage claims brought against us. We do not believe that such litigation will materially and adversely affect our financial condition, operating results or liquidity.

Our property and casualty insurance subsidiaries are parties to a number of lawsuits for liability coverages related to environmental claims. Estimation of reserves for environmental claims is difficult. However, we do not expect these lawsuits to materially affect our financial condition. (See further information on environmental claims on page 35).

Our P&C companies were sued in the U.S. District Court of Connecticut on January 14, 2003, by a plaintiff seeking back overtime pay for claims adjusters who they claimed should have been considered non-exempt employees under the labor laws. The plaintiff twice attempted to obtain class status for this suit; both attempts were unsuccessful. The plaintiff appealed both decisions. Both appeals were unsuccessful.

Item 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of 2004.

Part II

Item 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted and traded on the NASDAQ Stock Market under the symbol SAFC. Quarterly high and low bid prices for Safeco common shares for the last two years were:

MARKET PRICE RANGES	FIRST QUARTER	SECOND QUARTER	THIRD QUARTER	FOURTH QUARTER	ANNUAL
2004 –High	$45.99	$46.00	$49.39	$52.64	$52.64
–Low	37.95	41.51	44.89	45.70	37.95
2003 –High	$39.39	$39.75	$38.87	$38.94	$39.75
–Low	31.78	33.85	33.25	32.50	31.78

There were approximately 3,000 holders of record of our common stock at February 25, 2005. This number excludes the beneficial owners of shares (approximately 71,000) held by brokers and other institutions on behalf of shareholders.

Dividends

We have paid cash dividends continuously since 1933. On August 2, 2004, our Board of Directors approved an increase to our quarterly dividend from $0.185 per share to $0.22 per share, an 18.9% increase per share.

We fund dividends paid to shareholders with the dividends paid to our parent company from our operating subsidiaries. Our dividends declared for the last two years were:

DIVIDENDS DECLARED	FIRST QUARTER	SECOND QUARTER	THIRD QUARTER	FOURTH QUARTER	TOTAL
2004	$0.185	$0.185	$0.220	$0.220	$0.810
2003	$0.185	$0.185	$0.185	$0.185	$0.740

We expect to continue paying dividends in the foreseeable future. However, payment of future dividends depends on the discretion of our Board of Directors. Our Board of Directors makes dividend decisions based on factors that include:

•	Our financial condition and earnings

•	Capital requirements of our operating subsidiaries

•	Legal requirements

•	Regulatory constraints

•	Other relevant considerations

Issuer Purchases of Equity Securities

Period	Total Number Of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased As Part Of Publicly Announced Plans Or Programs (2)	Maximum Number of Shares That May Yet Be Purchased Under The Plans or Programs
October 1-31	11,320	$36.04	—	8,239,225
November 1-30	600	33.32	—	8,239,225
December 1-31	—	—	—	8,239,225

Total	11,920	$35.90	—

(1)	Shares repurchased from employees in connection with stock option exercises.
(2)	On March 15, 2004, we announced our intent to repurchase a limited amount of our common stock under an existing stock repurchase program. Under this program, we had previously authorized the repurchase of up to 11 million shares of common stock, and as of the date of the announcement, approximately 2.4 million shares of that amount remained available for repurchase.

On July 19, 2004, our Board of Directors approved a plan to repurchase up to 20 million shares of common stock (in addition to the 1,487,088 shares that remained available to repurchase as part of the prior Board authorization). On August 2, 2004, we publicly announced the repurchase of 13,247,863 shares as part of an Accelerated Stock Buyback program.

As of December 31, 2004, 8,239,225 shares remained available for repurchase under these repurchase programs, neither of which is subject to an expiration date.

Item 6: SELECTED FINANCIAL DATA

This selected consolidated financial data comes from our Consolidated Financial Statements. It should be read in conjunction with the Consolidated Financial Statements and accompanying notes. On August 2, 2004, we completed the sale of our Life & Investments (L&I) businesses. Prior-year amounts have been restated to reflect L&I as a Discontinued Operation.

Summary of Operations (unaudited)

YEAR ENDED DECEMBER 31	2004	2003	2002	2001	2000
(In millions except per share values, dividends and ratios)
REVENUES
Earned Premiums	$5,529.1	$4,901.8	$4,521.3	$4,472.8	$4,563.4
Net Investment Income	464.6	468.4	467.8	471.1	454.1
Net Realized Investment Gains	200.8	70.1	225.6	115.5	155.7
Other	0.9	9.8	10.7	10.4	20.5

Total Revenues	6,195.4	5,450.1	5,225.4	5,069.8	5,193.7

INCOME SUMMARY
Income (Loss) from Continuing Operations before Change in Accounting Principle (1)	620.2	285.5	239.1	(1,119.4)	4.5
Net Income (Loss)	562.4	339.2	301.1	(989.2)	114.6

INCOME (LOSS) PER DILUTED SHARE OF COMMON STOCK
Income (Loss) from Continuing Operations before Change in Accounting Principle (1)	4.59	2.06	1.85	(8.76)	0.04
Net Income (Loss)	4.16	2.44	2.33	(7.75)	0.90

Average Number of Diluted Shares (2)	135.2	138.9	129.3	127.7	127.8

Dividends Declared	$0.81	$0.74	$0.74	$0.74	$1.48

UNDERWRITING RATIOS
Loss Ratio	51.0%	55.6%	61.2%	74.5%	70.4%
LAE Ratio	12.3	14.8	13.1	14.1	12.2
Expense Ratio	28.2	29.7	31.0	30.1	28.8

Combined Ratio (3)	91.5%	100.1%	105.3%	118.7%	111.4%

AT DECEMBER 31

TOTAL ASSETS	$14,586.1	$36,147.4	$34,959.7	$31,836.2	$30,785.1
DEBT
Current	—	—	507.4	342.2	350.0
Long-Term	1,332.9	1,951.3	1,459.8	1,592.1	1,635.3

Total	1,332.9	1,951.3	1,967.2	1,934.3	1,985.3

SHAREHOLDERS’ EQUITY	3,920.9	5,023.3	4,431.6	3,634.6	4,695.8

BOOK VALUE PER SHARE	$30.88	$36.24	$32.07	$28.45	$36.79

(1)	Our 2001 loss includes a goodwill write-off of $916.9 after tax.
(2)	Reflects the repurchase of 13,247,863 shares pursuant to an Accelerated Stock Buyback program in August 2004.
(3)	Combined ratios are calculated on a GAAP basis. Expressed as a percentage, combined ratios equal losses and expenses divided by net earned premiums.

Item 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollar amounts in millions except for ratios and per share data unless noted otherwise)

This discussion should be read with the Consolidated Financial Statements and Notes to the Consolidated Financial Statements included elsewhere in this report. Certain reclassifications have been made to prior-year financial information to conform with the current-year presentation.

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

Information contained in this report that relates to anticipated financial performance, business prospects and plans, regulatory developments and similar matters are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Statements in this report that are not historical information are forward-looking. Our business is subject to certain risks and uncertainties that may cause actual results to differ materially from those suggested by the forward-looking statements in this report. The risks and uncertainties include, but are not limited to:

•	Risks related to the pricing and underwriting of our products, and the subsequent establishment of reserves, such as:

•	Successful implementation of the new-business entry model for personal and commercial lines

•	Our ability to appropriately price and reserve for changes in the mix of our book of business

•	Our ability to establish appropriate pricing

•	Inflationary pressures on medical care costs, auto parts and repair, construction costs and other economic factors that increase the severity of claims

•	The availability and pricing of our reinsurance, including coverage for loss from terrorism and our ability to collect from our reinsurers

•	Our ability to price for or exclude the risk of loss from terrorism on our policies

•	Risks related to our Property & Casualty (P&C) insurance strategy, such as:

•	Our ability to achieve premium targets and profitability, including realization of growth and business retention estimates

•	Our ability to achieve overall expense goals

•	Our ability to run off businesses that we have exited, or intend to exit in the future, without incurring material unexpected charges

•	Regulatory, judicial and legislative risks, such as:

•	Our ability to freely enter and exit lines of business

•	Our ability to successfully obtain regulatory approval of rates and underwriting guidelines, including price-tiered products and the use of insurance scores that include credit information as a component

•	Interpretation of insurance policy provisions by courts or tax authorities, court decisions regarding coverage and theories of liability, trends in litigation and changes in claims settlement practices

•	The outcome of any litigation against us

•	Legislative and regulatory developments affecting the actions of insurers, including requirements regarding rates, taxes, agent and broker commissions and availability of coverage

•	The competitive pricing environment, initiatives by competitors and other changes in the competition

•	Unusual loss activity, such as:

•	Weather conditions, including the severity and frequency of storms, hurricanes, hail, snowfall and winter conditions

•	The occurrence of significant natural disasters, including earthquakes

•	The occurrence of significant man-made disasters, such as terrorist attacks or war

•	The occurrence of bankruptcies that result in losses on insurance products or investments

•	Financial and economic conditions, such as:

•	Performance of financial markets

•	Availability of bank credit facilities

•	Fluctuations in interest rates

•	General economic conditions

•	Operational risks, such as:

•	Damage to our infrastructure or harm to our workforce resulting in a disruption of our operations

•	Internal or external fraud perpetrated against us

Summary

The following section builds upon earlier discussion and provides more information about our company and our financial performance.

We are a property and casualty (P&C) insurance company with headquarters in Seattle, Washington. We sell insurance to drivers, home owners and small- and medium-sized businesses through a national network of distributors. Our business helps people protect what they value and deal with the unexpected. We earn revenue from insurance policy premiums and income on our invested assets.

In 2004, we sold our Life & Investments operations. We rolled out Safeco Now, our unified, Web-based sales-and-service platform, and we reorganized our company around the way we operate. With these actions, we are a focused, more nimble P&C company.

Reviewing Our Results of Operations

Our financial results for the last three years have been affected by the major strategic actions we have taken to turn our company around, reshape our business and become a more focused and successful competitor.

2004

In 2004, our major strategic initiatives included:

•	Focusing on P&C operations

•	Increasing efficiency for our distribution partners

•	Meeting the needs of our customers at a fair price

•	Refining our business model further

Focusing on P&C Operations – During 2004, we completed the sale of our Life & Investments (L&I) businesses.

Four critical ideas led us to pursue the sale of L&I:

•	The low interest rate environment, limited investment returns and weakened L&I earnings relative to our P&C lines

•	Our belief that relentless focus on what we do best drives the greatest benefits for Safeco and our shareholders

•	Competing in multiple insurance sectors increased the complexity of our business, which in turn increased our costs

•	Competitors of L&I delivered better results, despite the adverse conditions affecting all players in the life and investments business

We used the $1,499.0 proceeds of the sale to return our debt-to-capital ratios to pre-sale levels and return excess capital to our shareholders. Specifically, we used $735.2, including transaction costs, to repurchase $618.4 of debt, resulting in a $121.0 pretax ($78.7 after-tax) loss on debt repurchases. Including transaction costs we used $625.0 to execute an Accelerated Stock Buyback (ASB) program of 13,247,863 shares and we retained the balance for future flexibility and to pay transaction-related expenses.

Increasing efficiency for our distribution partners – In 2004, we brought our major products together on Safeco Now, our automated sales-and-service platform. Safeco Now features a single point of entry for personal auto, homeowners, most small-commercial products and certain surety bonds. This allows our distributors to quote and issue these products in minutes. Products currently available on Safeco Now include: auto, homeowners, dwelling fire, business owner policies, commercial auto, workers compensation and commercial multi-peril. We also launched our policy change tool for handling certain simple but frequent personal auto policy endorsements.

Meeting the needs of our customers at a fair price – We offer a competitively priced product through the sophistication of our automated underwriting models using Safeco Now, which enables us to appropriately match price to risk. We also focus on outstanding service by measuring ourselves against a “zero-defect” standard in our service transactions. These service transactions include our Gold Service program, which provides fee-based full-service customer support on behalf of our distribution partners through our regional service centers. We deploy a team of nearly 3,000 claims professionals across the country to deliver our most visible product – the personalized service and support we provide when customers experience a loss and file a claim. In addition, our expense reduction efforts that began in 2003 reduced our 2004 operating expenses by approximately $75, primarily by eliminating approximately 500 positions in our corporate departments. Our cost reductions and ongoing expense discipline help us provide competitively priced products.

Refining our business model further – Our market advantage is sustained by how we do business – offering standardized auto, homeowners and small-commercial insurance products over a unified sales-and-service platform through a common independent distribution network. To fully leverage this business model, in 2004, we realigned our organization around these three areas. Here’s a closer look at the key elements of our business model:

•	Product – We focus on the personal and commercial insurance products purchased by the vast majority of U.S. consumers. We call these “standardized” products because they don’t require significant customization, and they’re well suited to automated underwriting and sales-and-service support. Our claims operation, with its front-line experience and insight, is tightly aligned with our product development and underwriting teams. We continually work to refine our segmented pricing models and accurately match rate to risk.

•	Platform – We deliver our products over our automated platform called Safeco Now, which gives our distribution partners a single point of entry to quote and issue our major P&C products in a matter of minutes. Most of our pricing, underwriting and servicing processes are now presented through this user-friendly interface. In addition to technology, our platform encompasses the people and processes that make our company go – including the personalized support our service professionals provide to distributors and customers, the financial strength that gives us the capital we need to invest in our company, the physical infrastructure required to run the business, and the recruitment and development of the talented people of Safeco.

•	Distribution – We sell our insurance products exclusively through a national network of 8,500 independent distributors that provides customers with choice and advice. We motivate our distributors by giving them more to sell (multiple lines of personal and commercial insurance), making it easier for them to sell (through technology and other ease-of-business tools), helping them make more money selling our products (through increased operational efficiencies) and providing competitive compensation programs.

2003

In 2003, our major strategic initiatives included:

•	Focusing on P&C operations

•	Reducing expenses

•	Partnering with independent distributors

•	Selling standardized products

•	Offering multiple P&C product lines

Focusing on P&C Operations – On September 29, 2003, we announced our decision to focus on our P&C operations and put our L&I businesses up for sale. This sale was subsequently completed in August 2004.

Reducing Expenses – We identified expense reductions across the company to enable us to better compete in the property and casualty insurance markets. We announced that we would eliminate approximately 500 positions in our corporate departments, and we completed this in March 2004.

Partnering with Independent Distributors – Our strategy focuses on providing more products for our distributors to sell and providing ease-of-doing business tools that drive greater operating efficiencies in their offices. Our distributors can be more profitable selling our products through use of Safeco Now, and our commission programs are structured to incent profitable growth. In short, we offer our distribution partners more products to sell, make it easier for them to sell and service these products, and help our distributors make more money selling our products.

Selling Standardized Products – Our standardized auto, homeowners and small-business products have been designed to serve the insurance needs of the majority of the individuals and small-to medium-sized businesses in the U.S. marketplace.

Offering Multiple P&C Product Lines – We believe our ability to provide multiple P&C products gives us a “shelf space” advantage in our distributors’ offices. Our auto, homeowners and small-business insurance products represent the products our distribution partners sell most. These product lines generally represent more than 95% of the insurance revenues sold in our distributors’ offices.

2002

In 2002, we reshaped our P&C business to improve profitability and position our company for growth. Our major strategic actions included:

•	Improving sales growth through independent distributors

•	Driving execution through enhanced metrics

•	Improving service and claims handling

•	Strengthening our financial position

•	Investing in our employees

Improving Sales Growth through Independent Distributors – We began the rollout of our automated underwriting platform. This technology made it easier for distribution partners to sell all our primary product lines –auto, homeowners and small-business insurance.

Driving Execution Through Enhanced Metrics – We established financial metrics for the company and each business unit. We developed individual goals that aligned the performance of the workforce with the company and operating unit metrics. We also shifted to a monthly financial close to better understand and act on results.

Improving Service and Claims Handling – We launched a multi-year training effort to drive out errors from our processes involving customers. We initiated projects to eliminate mistakes that degrade service and waste money.

Strengthening Our Financial Position – We took a number of actions, including replacing our short-term commercial paper borrowings with long-term senior notes and developing a plan to refinance $500.0 of long-term debt; issuing common stock and strengthening the capital base of our operations; and repositioning our investment portfolio, reducing risk and volatility.

Investing in Our Employees – We implemented a total performance-management system that encompasses goal setting, employee development and compensation tied to individual and team performance. We also completed work on and began implementation of our diversity strategy, tied to our workforce, distributors, suppliers and customer base.

Overall Results

Our vision is to be one of the top-performing property and casualty companies in the industry. We measure our success by tracking our performance against the following three long-term financial goals:

•	Earnings Per Share –average annual growth of 15 percent

•	Return on Equity – performance that ranks us among the best in our industry

•	Revenue Growth – growth at or above the average of our peers, as long as it’s at acceptable profit margins

The following tables show the trends in these three key measures of our performance:

Net Income Per Diluted Share
2002	$2.33
2003	$2.44
2004	$4.16

Net Return on Equity
2002	7.8%
2003	7.0%
2004	12.6%

Revenues
2002	$5,225.4
2003	$5,450.1
2004	$6,195.4

Segment Results

HOW WE REPORT OUR RESULTS

We manage our businesses in four business and seven reportable segments:

•	Safeco Personal Insurance (SPI)

•	Auto

•	Property

•	Specialty

•	Safeco Business Insurance (SBI)

•	SBI Regular

•	SBI Special Accounts Facility

•	Surety

•	P&C Other

On January 1, 2004, we made minor revisions to our P&C segments to better reflect how these segments are currently managed. Our non-voluntary auto and property results, previously in P&C Other, are now included in SPI Auto and SPI Property. Certain products previously reported in Specialty, primarily earthquake, inland marine and dwelling fire, are now included in Property. Our commercial specialty programs and large-commercial accounts in runoff, previously SBI Runoff, are now included in P&C Other. Prior years have been restated to reflect this revised presentation.

In addition to these segments, certain activities such as interest expense, debt repurchases and intercompany eliminations are reported in Corporate and are not allocated to individual segments.

Along with the sale of our L&I businesses, all results related to L&I are included in Discontinued Operations in our Consolidated Financial Statements.

HOW WE MEASURE OUR PROFITABILITY

We use three measures of our underwriting results to assess the profitability of our business segments. These measures are underwriting profit or loss, combined ratio and net earned premiums.

Underwriting profit or loss is our net earned premiums less our losses from claims, loss adjustment expenses (LAE) and underwriting expenses.

Combined ratio is our losses, LAE and underwriting expenses divided by our net earned premiums. We report combined ratio as a percentage. For example, a combined ratio of 95% means that for every dollar of premium received, 95 cents is spent on losses, LAE and underwriting expenses and 5 cents is underwriting profit. A lower combined ratio reflects better underwriting results than a higher combined ratio.

We include insurance premiums in revenue as they are earned over the terms of the respective policies.

More information about our segment results can be found on page 46.

Although investment activities are an important part of our business and comprise a significant part of our total revenues, we don’t include our investment portfolio results when measuring the profitability of our individual segments. That’s because we manage the investment portfolio separately from our underwriting activities. We invest the insurance premiums we receive in a diversified portfolio until they’re needed to pay claims. Our first priority is to protect our policyholders, so we invest in a diversified portfolio composed primarily of government securities and high-grade fixed maturities. This strategy generally provides protection for our policyholders and a steady income for our shareholders.

Our investment philosophy is to:

•	Emphasize investment yield, balanced with investment quality and risk

•	Provide for liquidity when needed

•	Diversify our portfolio

We measure our investment results in two parts – by the net investment income we earn on our invested assets, and the net realized investment gains or losses we recognize when we sell or impair investments.

More information about our investment results can be found on page 62.

Application of Critical Accounting Estimates

We have identified the accounting estimates listed below as critical to understanding our results of operations and financial condition. The application of these accounting estimates requires our management to use judgments involving assumptions and estimates about future results, trends or other developments that could significantly influence our results if actual experience differs from those assumptions and estimates. We review these judgments frequently. An understanding of them may help readers to better understand our Consolidated Financial Statements and Management’s Discussion and Analysis (MD&A). We consider our most critical accounting estimates to be:

•	Loss and Loss Adjustment Expense Reserves

•	Reinsurance

•	Valuation of Investments

LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES

Our loss and loss adjustment expense (LAE) reserves reflect management’s estimates of the ultimate amounts for losses from claims and related settlement expenses that we have not yet paid to settle both reported and unreported claims. We report these amounts in our Loss and LAE Reserves on our Consolidated Balance Sheets.

We record two categories of loss and LAE reserves – case basis reserves and incurred but not reported (IBNR) reserves.

We estimate case-basis reserves as the amount we will have to pay for losses that have already been reported to us but are not yet fully paid. These amounts include related legal expenses and other costs associated with resolving and settling a particular claim.

In addition, at the end of every reporting period, we establish IBNR reserves to estimate the amount we will have to pay for:

•	Losses that have occurred, but have not yet been reported to us

•	Losses that have been reported to us that may ultimately be paid out differently than expected by our case-basis reserves

•	Losses that have been paid and closed but may reopen and require future payment

•	Expenses related to resolving and settling these losses

We use actuarial methods combined with management judgment to estimate IBNR reserves.

Process and Methodology for Establishing Loss and LAE Reserves – The process for establishing loss and LAE reserves differs for case-basis versus IBNR reserves.

Case-Basis Reserves – For reported losses, we establish a reserve estimate for each claim based on the known facts regarding the claim and the parameters of the coverage that our policy provides. Case-basis reserves are adjusted as additional facts become available to us. Case-basis reserves are reduced as we make payments for our reported claims.

IBNR Reserves – To establish our IBNR reserves, we use different approaches for:

•	Current accident year losses

•	Prior accident years losses

•	Allocated loss adjustment expense (ALAE)

•	Unallocated loss adjustment expense (ULAE)

These approaches exclude exceptional loss activity associated with catastrophic weather losses, non- catastrophe weather losses and other large loss or salvage – the amount we recover from property that becomes ours after we pay for a total loss – and subrogation – our right to recover payments from third parties – activity. The methodologies used to establish IBNR reserves differ for the current accident year (the year in which a claim occurs) versus the prior accident years. The methodologies also differ for long-tailed lines of business versus short-tail lines of business. Generally speaking, short-tailed lines of business are those lines where the vast majority of claims from a particular accident year are both reported and settled within two years.

Current Accident Year Losses – For long-tailed lines of business, an annual expected loss ratio approach is used. Under this approach, an expected loss ratio is applied to current period earned premiums resulting in an estimate of ultimate losses. The resulting estimate of ultimate losses is reduced by the current period paid and case-basis reserve activity resulting in the current period IBNR. For short-tailed lines of business, a ratio of IBNR to earned premiums is used. Under this approach, an IBNR percentage is applied to current period earned premiums resulting in current period IBNR.

Expected loss ratios and IBNR to earned premiums percentages are developed based on analysis of prior accident years supplemented with data about changes in our book of business, changes in the external environment in which we operate, changes in our pricing and underwriting and changes in our claims handling practices. We review these ratios throughout the year, and we revise the expected loss ratio periodically based on these analyses. Changes in the selection of the expected loss ratio result in a change in the loss reserve estimate for the current year, which we record in current period earnings.

Prior Accident Years Losses – For long-tailed lines of business, the beginning IBNR for prior accident years is adjusted for paid and case-basis reserve activity in the current period. This yields ending IBNR, absent an explicit determination to adjust IBNR beyond this activity. For short-tailed lines of business, the beginning IBNR for prior accident years is adjusted for expected emerged losses to calculate IBNR, absent an explicit determination to adjust IBNR beyond this activity.

Allocated Loss Adjustment Expense (ALAE) – ALAE reserves represent an estimate of the claims settlement expenses that can be identified to a specific claim. ALAE reserve estimates are generally established as a function of losses. For some small lines, estimates of ultimate ALAE are established as a percentage of earned premiums. These ALAE factors are established based on historical ratios supplemented for changes in the internal and external environments. ALAE IBNR is determined by subtracting paid and case-basis activity from the ultimate ALAE estimate.

Unallocated Loss Adjustment Expense (ULAE) – ULAE reserves are booked in aggregate for current and prior accident years combined. In general, prior reserves are carried forward and supplemented with either a percentage of earned premiums or with a fixed dollar amount of additional reserves to account for growth in the line of business.

Estimating Loss and LAE Reserves – Estimating loss and LAE reserves is a complex process because the ultimate losses are uncertain. Some claims will be paid out over a number of years, and there may be a significant lag between the time a loss that is insured by us occurs and the time it is reported to us. We make significant judgments and assumptions about many internal variables and external factors. Examples of internal variables include:

•	Changes in our claims handling practices

•	Changes in our business mix

Examples of external factors include:

•	Trends in loss costs

•	Economic inflation

•	Judicial changes

•	Legislative changes

•	Regulatory changes

In addition, certain claims may be paid out over a number of years, and there may be a significant lag between the time a loss that is insured by us occurs and the time it is reported to us.

These variables and factors affect in a variety of ways the amounts we have to pay for losses and related expenses. As a result, it is not always possible to quantify their ultimate impact on our future payments. Our process for arriving at our best estimate of ultimate loss and LAE involves both management and actuaries. It involves reviewing actuarial assumptions, holding discussions with claims and underwriting management, and considering changes in the internal and external environment. Because estimating reserves requires us to use assumptions and judgment, our actual future losses will differ from our estimates.

Some actuarial techniques rely on our past loss and LAE experience to estimate our future payments. The changes we’ve made in our business in recent years, however, will affect our future payments. For instance, we have introduced new products, tightened our underwriting criteria and improved our claims handling practices. As a result, we also consider these changes when estimating future payments.

For most of our lines of business, we use multiple estimation methods that vary depending on the particular facts and circumstances of the claim liabilities being evaluated to establish our estimate of ultimate losses.

Our estimate of IBNR is the difference between our projection of ultimate losses and the payments and case-basis reserves for those losses. Our analyses are applied to historical claim activity and experience, supplemented with data about changes in our book of business, changes in the external environment in which we operate, changes in our pricing and underwriting, and changes in our claims handling practices. The standard actuarial methods we use include:

•	Paid Loss Development – historical payment patterns for prior claims are used to estimate future payment patterns for current claims. These patterns are applied to current payments by accident year to yield expected ultimate losses.

•	Incurred Loss Development – historical case incurred patterns (paid losses plus case-basis reserves) for prior claims are used to estimate future case incurred patterns for current claims. These patterns are applied to current case incurred by accident year to yield expected ultimate losses.

•	Average Claim Value and Claim Count Development – loss payment and/or case incurred amounts are divided by the number of claims to generate average costs per claim. Using historical patterns, the expected ultimate average cost per claim by accident year is projected. Separately, the expected ultimate number of claims is projected by accident year. The product of the expected ultimate average cost per claim and the expected ultimate number of claims yields expected ultimate losses.

•	Expected Loss Ratio – loss ratios are developed for recent accident years based on historical accident year loss ratios adjusted to the current economic conditions and current rate levels. The expected loss ratio for each accident year is then applied to the actual earned premiums to calculate expected ultimate losses.

•	Bornhuetter/Ferguson – blends the expected loss ratio method with either the paid or incurred loss development method. Both methods are used with weights applied to each of them based on the maturity of the accident year. As an example, if the current accident year for personal automobile bodily injury is estimated to be 10% paid, then the paid loss development method would receive a weight of 10%, and the expected loss ratio method would receive 90% weight.

Our actuaries use many of the above methods to estimate reserves for each product line. The merits of each method are evaluated given the facts at hand. An estimate of the ultimate losses is then made based upon the particular method or combination of methods that is deemed most appropriate. For example, if a particular line has been subject to significant changes in claims handling practices that would impact the comparability of case-basis reserves between periods, the actuary would give little or no credibility to the Incurred Loss Development approach. The various assumptions, estimates and other factors that may have an impact on our ultimate losses are discussed with management to determine the company’s best estimate of the ultimate losses and LAE, and our estimate of IBNR is then recorded.

We use range analyses only to back test whether previously established estimates for reserves for our lines of business are reasonable, using subsequent information. We do not develop a range and then select a number from the range as our reserve estimate. Furthermore, the methods used and resulting end points of the ranges change over time as conditions affecting reserves change.

Changing Management’s Estimate – Management’s estimate of the ultimate loss and LAE reserves is subject to change as additional data emerge. This could occur as a result of:

•	The emergence of exceptional loss activity

•	An actuarial study

•	The emergence of internal variables or external factors that would alter management’s view

We review our reserves quarterly. This review includes either an actuarial analysis involving the application of standard actuarial techniques or the review of the paid and incurred activity in the quarter relative to the assumptions from previous actuarial analyses. In addition, special studies are undertaken periodically for certain lines of business or exposures. Using this information, considering assumptions, methods and internal variables or external factors results in management’s point of view.

Catastrophe and non- catastrophe weather losses are established by event by the claims department when the event occurs. These estimates are revised as the actual loss experience develops as the claims are reported and settled over time.

We may determine that certain loss or salvage/subrogation activity is beyond the scope of what was anticipated in the initial establishment of loss reserves. In this case, an explicit adjustment would be made to IBNR to reflect this activity directly as a change in IBNR.

Internal variables such as changes in claims handling practices and changes in our business mix, and external factors such as trends in loss costs, economic inflation or judicial or legislative changes are considered in determining an estimate.

Estimating our loss and LAE reserves is an ongoing process. Our loss and LAE reserves represent management’s best estimate of the ultimate future payments associated with losses and related expenses. We record any adjustments to these reserves in the periods in which we change the estimates. We report changes to these reserves in our Results of Operations.

Other Considerations – We reduce our reserves by the amounts we expect to recover from salvage and subrogation. We accrue salvage and subrogation recoveries on an individual case basis for large claims. We use actuarial techniques to estimate the amount for small claims.

We do not discount any of our reserves to present value.

We purchase reinsurance to limit our exposure to potential large losses. We report the amounts we expect to recover from reinsurers as reinsurance recoverable assets on our Consolidated Balance Sheets. For more discussion on reinsurance, see Reinsurance on page 42.

LOSS AND LAE RESERVES BY SEGMENT

At year-end 2003 and 2004, our loss and ALAE reserves, excluding ULAE reserves, by reportable segment before reinsurance were:

	2004			2003
DECEMBER 31	Case	IBNR	Total	Case	IBNR	Total
Safeco Personal Insurance
Auto	$1,015.2	$472.4	$1,487.6	$882.6	$415.6	$1,298.2
Property	185.4	106.9	292.3	199.5	136.9	336.4
Specialty	42.4	24.1	66.5	29.6	24.9	54.5

Total SPI	1,243.0	603.4	1,846.4	1,111.7	577.4	1,689.1

Safeco Business Insurance
SBI Regular	940.9	636.5	1,577.4	876.5	613.5	1,490.0
SBI Special Accounts Facility	156.3	145.9	302.2	134.1	90.8	224.9

Total SBI	1,097.2	782.4	1,879.6	1,010.6	704.3	1,714.9

P&C Other	716.2	527.7	1,243.9	834.1	623.7	1,457.8

Total SBI and P&C Other	1,813.4	1,310.1	3,123.5	1,844.7	1,328.0	3,172.7

Surety	(34.7)	46.9	12.2	(55.8)	41.8	(14.0)

Total Loss and ALAE Reserves	$3,021.7	$1,960.4	$4,982.1	$2,900.6	$1,947.2	$4,847.8

ULAE Reserves			227.2			196.8

Total			$5,209.3			$5,044.6

Loss and LAE Reserve Variability – Loss and LAE reserves are subject to variability, particularly the IBNR component. For the lines of business that we write, variability in the frequency – the average number of claims filed – or severity – the average cost of a claim – is generally a function of one or more of the following factors:

•	Payout period – lines of business involving claims that stay open for long periods of time are subject to greater reserve variability. This is driven by the difficulty in estimating future economic, social and legal environments that will impact both the time that such claims remain open and their future costs.

•	Size of the reserve balance – slight variations in large reserve balances can generate significant financial volatility.

•	Policy limits – lines of business involving policies with high or unlimited policy limits are subject to greater variation.

•	Policy deductibles – lines of business involving policies with large deductibles or policies that provide coverage for claims that exceed the policy limit of an underlying policy (excess policies) are subject to greater variability. The existence of large policy deductibles considerably increases the lag between the occurrence of a claim and the time it is reported to the insurance carrier.

Safeco Personal Insurance (SPI) – SPI loss and LAE reserves are estimated using standard actuarial methods combined with management judgment. These methods involve analyzing past claims experience for recent changes in business claim practices and the internal and external environments. Emphasis is placed on evaluating claims reporting and closing patterns as well as the size of loss payments and case-basis reserves. SPI losses and related expenses are analyzed by line of business, product, coverage and geographic area.

Auto policies provide coverage for bodily injury, uninsured motorists, personal injury protection, medical payments, property damage, and comprehensive and collision losses.

Bodily injury (BI) coverage represents the largest portion (60.5%) of our loss and ALAE reserves held for Auto. As of year-end 2004, our BI loss and ALAE reserves were $899.9. Small variations from our assumptions can yield significant financial volatility given the magnitude of the reserve balances.

In arriving at our estimates we consider:

•	Our changing mix of business – as our business grows, we write more policies in markets where we have not written significant business previously. We continue to write a higher proportion of standard and non-standard risks than we have historically. These risks have, on average, higher frequencies and lower severities than preferred risks.

•	Our increase in new business, which generally has higher claim frequencies than business already on the books for longer than one year

•	General inflation and medical cost trends

To illustrate the sensitivity of our estimate, a one-point increase in our severity change assumption for Auto BI would yield an approximate $25 increase in the estimated reserve.

Our Property and Specialty lines are predominantly short-tailed business, and most claims are reported and settled within 12 months. We use standard actuarial techniques combined with management judgment to estimate reserves for those lines.

Safeco Business Insurance (SBI) and P&C Other – SBI primarily writes commercial multi-peril, property, workers compensation, automobile and general liability insurance for small- to medium-sized businesses. P&C Other is composed of large-commercial business and other businesses we have placed in runoff. As many of the commercial products and exposures are similar, we estimate reserves for these two segments in a combined fashion by product line.

Our SBI and P&C Other segments have exposure to asbestos and environmental losses primarily from policies we no longer write. These segments also have exposure to construction defects losses and related expenses through the general liability, commercial multi-peril and umbrella coverages they provide. These exposures and the risks they present are discussed together as they are estimated by product and like exposure.

The table below provides the loss and ALAE reserves, excluding ULAE reserves, before reinsurance for our commercial products:

DECEMBER 31	2004	2003
Workers Compensation	$864.1	$904.9
Commercial Multi-Peril	392.7	433.0
Commercial Automobile	310.7	355.9
Monoline General Liability	282.2	238.8
Business Owners	144.0	121.6
Commercial Umbrella	118.5	99.9
Monoline Property	45.8	37.4
Other	245.6	254.1

Subtotal	2,403.6	2,445.6
Construction Defects	386.8	431.2
Asbestos	169.9	142.0
Environmental	163.2	153.9

Total SBI and P&C Other	$3,123.5	$3,172.7

Workers Compensation – The following table shows our loss and ALAE reserves for voluntary and non-voluntary workers compensation and other relevant data. The data shown reflects workers compensation policies written in both SBI as well those workers compensation policies that are in runoff and included in the P&C Other segment. The table excludes ULAE reserves, which at year-end 2004 were $41.6:

DECEMBER 31	2004	2003	2002
Losses and ALAE Payments	$159.4	$202.8	$278.7
Reserves at End of Year, Before Reinsurance	$864.1	$904.9	$809.4
Earned Premiums	$155.6	$145.6	$179.8
Claims (Number of Claims)
Reported Claims in the Year	6,979	8,227	13,112
Open Claims at the End of the Year	9,489	11,138	13,790

Claim count history has been restated to reflect refinements in 2004 to our methods for counting claims.

Factors in Estimating Loss Reserves for Workers Compensation – Estimating reserves for workers compensation involves a significant degree of uncertainty and judgment. This is driven by:

•	Long payout periods – workers compensation claims can remain open 50 years or more, introducing variability in the ultimate length of the payout. The cumulative effect of inflation trends over time, particularly medical cost inflation, can be significant.

•	The unlimited liability nature of workers compensation policies.

•	Changes in future benefit levels – legislative actions and judicial interpretations can affect the cost of future benefits.

•	Changes in life expectancy – changes in life expectancy increase both the length of future payments and the cost of treatment.

•	Claim reporting lags – some claims are not made immediately; as a result, we remain exposed to workers compensation losses arising from policies written years ago.

•	Changes in our business, including claims handling practices, changes in our writings of large versus small- to medium-sized accounts, and changes in state mix.

In determining management’s best estimate for workers compensation reserves, long-term medical cost inflation trends over the average claim payout period represent our most significant assumption. We have assumed that double-digit medical cost inflation will continue in the near-term, moderating over time to historical levels, resulting in a 5%-6% average medical severity trend over the life of the reserves. Our best estimate of workers compensation reserves presents risk of unfavorable reserve development should medical inflation trends not abate. A one-point increase in our estimate of the average medical severity trend would yield an approximate $66 increase in our estimated reserve.

Other Commercial Products – Excluding commercial liability products, which are discussed below, the payout periods for our other commercial products, primarily commercial auto and commercial property, are relatively short. As a result, our estimated loss reserves for these products are subject to less volatility than our workers compensation reserves. We use standard actuarial techniques combined with management judgment to estimate these loss reserves.

Commercial Liability Products – Our commercial multi-peril policies, business owners policies, general liability and commercial umbrella policies provide third-party liability coverage to our policyholders.

Estimating reserves for third-party liability involves a significant degree of uncertainty and judgment. This is driven by:

•	Long payout periods – many third-party liability claims are paid many years after the occurrence of the loss. As a result, the cumulative effect of inflation can be significant.

•	Claim reporting lags – some claims are not made immediately; as a result, we remain exposed to losses arising from policies written years ago.

•	Changes in coverage interpretation – legislative and judicial interpretations can affect the cost of future payments.

•	Changes in our business, including claims handling practices, changes in our writings of large versus small- to medium-sized accounts, and changes in state mix.

These facts give rise to latent claim emergence and evolving coverage precedents for such claims as asbestos, environmental, construction defects and sexual misconduct allegations for religious institutions.

Asbestos – This table shows our loss and ALAE reserves for asbestos-related claims. The table excludes ULAE reserves, which at year-end 2004 were $14.2:

DECEMBER 31	2004	2003	2002
Losses and ALAE Payments, Before Reinsurance	$14.7	$25.9	$21.3
Loss and ALAE Payments, Net of Reinsurance	$13.7	$15.8	$11.0
Reserves at End of Year, Before Reinsurance	$169.9	$142.0	$150.8
Reserves at End of Year, Net of Reinsurance	$141.8	$125.9	$133.9
Three-Year Survival Ratio, Gross	8.2	7.1	11.1
Three-Year Survival Ratio, Net	10.5	9.8	13.8

Claims and Average Costs *
Open Claims at End of Year	2,818	2,723	2,179
Average Paid per Closed Claim	$20,467	$30,032	$35,948
Average Case Reserve per Open Claim	$37,561	$28,389	$28,933

*	Number of claims and whole dollars, net of reinsurance. Claim count history has been restated to reflect refinements in 2004 to our methods for counting claims.

In this table, the three-year survival ratio represents the number of years that our current loss reserves would last if future payments are made at the same average annual rate experienced over the last three years. The three-year survival ratio is equal to our loss reserves, divided by our average annual payment over the last three years.

Due to volatility and sparseness of data, estimating loss reserves for asbestos claims requires more than standard actuarial techniques. As a result, we analyze and consider claims statistics and trends, directional trends in survival ratios, and applicable law and coverage litigation.

Our Asbestos Liability Exposure – Here’s the breakout of our asbestos loss reserves, net of reinsurance:

•	66.4% relates to runoff assumed reinsurance operations and our exposure to syndicates and pools.

•	33.6% relates to our direct exposure.

Accordingly, we’ve established two separate special claims handling functions, one that specializes in asbestos claims related to our runoff assumed reinsurance operations and one that specializes in asbestos claims related to our direct exposure.

Our exposure through our runoff assumed reinsurance operations is primarily excess of loss reinsurance. Pools are groups of insurers that enter into agreements to share exposure related to specific insureds. Our loss reserve estimates for pools reflect the loss reserve estimates provided by the pools’ independent actuaries. The loss experience of our runoff assumed reinsurance operations follows the general industry trend. Our direct exposure is primarily due to smaller and more peripheral entities becoming defendants in asbestos claims.

Our exposure to the major high-profile asbestos defendants is limited for our direct business. This results from our historical business strategy to not write direct coverages for larger companies. In addition, we do not have direct exposure to businesses that are the subject of settlement agreements.

At December 31, 2004, our IBNR was 25.4% of our loss reserves for asbestos claims.

We categorize our policyholders with active asbestos claims in two groups according to their exposure, consisting of:

•	Large Asbestos Accounts – our policyholders with cumulative loss payments exceeding $100,000 as of December 31, 2004.

•	Small Asbestos Accounts – our policyholders with cumulative loss payments of less than $100,000 as of December 31, 2004.

This table provides details about our policyholders and losses paid related to asbestos loss reserves:

	NUMBER OF POLICYHOLDERS	2004 NET PAID	NET ASBESTOS RESERVES	% OF ASBESTOS RESERVES
Assumed Reinsurance and Pools	—	$5.9	$66.5	46.9%
Policyholders with Active Claims
Large Asbestos Accounts	12	1.6	25.1	17.7
Small Asbestos Accounts	142	6.2	14.2	10.0

Total	154	7.8	39.3	27.7
IBNR	—	—	36.0	25.4

Total	154	$13.7	$141.8	100.0%

Estimating Loss Reserves for Asbestos – Estimating loss reserves for asbestos claims requires more judgment than our other lines of business. That’s primarily because past claim experience may not be representative of future claims.

Several factors make it difficult to predict future asbestos claim payments. They include:

•	Insufficient data

•	Inherent risk of major litigation

•	Diverging legal interpretations

•	Regulatory actions

•	Legislative actions

•	Increases in bankruptcy proceedings

•	Non-impaired claimants being allowed to make claims

•	Efforts by insureds to seek coverage interpretation not subject to aggregate limits

Changes in these factors could result in future asbestos claims payments that are significantly different from those currently predicted.

In estimating our loss reserves for asbestos claims, we:

•	Consider applicable law and coverage litigation

•	Perform actuarial analysis

•	Review industry information to test the reasonableness of our reserves

•	Do not consider ongoing Congressional reform efforts

Some asbestos-related claims are subject to non-product liability coverage rather than product liability coverage. Non-product liability coverage may not be subject to policy aggregate limits. This could result in higher asbestos claims payments and related expenses.

Environmental Claims – This table shows our loss and ALAE reserves for our liability coverages related to environmental claims. The table excludes ULAE reserves, which at year-end 2004 were $16.0:

DECEMBER 31	2004	2003	2002
Losses and ALAE Payments, Before Reinsurance	$13.8	$27.3	$11.0
Loss and ALAE Payments, Net of Reinsurance	$11.3	$25.9	$9.7
Reserves at End of Year, Before Reinsurance	$163.2	$153.9	$191.2
Reserves at End of Year, Net of Reinsurance	$154.7	$146.1	$176.1
Three-Year Survival Ratio, Gross	9.4	9.3	17.2
Three-Year Survival Ratio, Net	9.9	9.6	18.0

Claims and Average Costs *
Open Claims at End of Year	1,100	1,452	2,236
Average Paid per Closed Claim	$15,824	$18,689	$15,356
Average Case Reserve per Open Claim	$34,276	$26,213	$21,421

*	Number of claims and whole dollars, net of reinsurance. Claim count history has been restated to reflect refinements in 2004 to our methods for counting claims.

In 2004, we refined the classification of our environmental reserves to include only claims involving gradual discharge or leakage of pollutants or contaminants into the environment. These claims generally involve multiple policy periods, and the exact date of the occurrence is generally not determinable. In general, these claims involve underground storage tanks, official United States EPA sites (Superfund), Clean Water Act allegations, and other exposures prior to the Insurance Services Office (ISO) pollution exclusion. The data in the table above has been restated to reflect this definition.

Our Environmental Claims Exposure – Our environmental claims result from our runoff assumed reinsurance operations and our commercial general liability line that we write on a direct basis. We generally have avoided writing coverages for large companies with substantial exposures to environmental claims. As a result, our average environmental claim tends to be small.

At year-end 2004, our IBNR was 75.6% of our loss reserves for environmental claims.

In 2003, we reached a settlement on a large number of environmental claims related to coverage on general liability policies written for individual gasoline stations. Under these policies, there was a petrochemical company named as an “additional insured.” We have settled all claims with the additional insured. This $11.0 global settlement and future indemnification agreement is included in our 2003 payment activity. We have no other reported claims of this nature. Other payments in 2003 reflect year-to-year volatility in claim and payment activity. In 2004, our loss payments returned to levels more in line with our historical experience.

Estimating Loss Reserves for Environmental Claims – The volatility of actuarial estimates of liabilities for environmental claims is often greater than that of other exposures. That’s due to several factors including:

•	Insufficient data

•	Changes in the number and types of defendants involved with these claims

•	Unresolved legal issues, including existence of coverage, definition of ultimate damages and final allocation of damages due from the financially responsible parties

Due to the volatility and sparseness of data, we estimate loss reserves for environmental claims by combining standard actuarial techniques with our analysis of:

•	Claim statistics and trends

•	Directional trends in survival ratios

•	Applicable law and coverage litigation

Construction Defects – This table shows our loss and ALAE reserves for construction defects claims. The table excludes ULAE reserves, which at year-end 2004 were $19.9:

DECEMBER 31	2004	2003	2002
Losses and ALAE Payments, Before Reinsurance	$59.8	$63.1	$73.2
Loss and ALAE Payments, Net of Reinsurance	$59.8	$62.2	$73.1
Reserves at End of Year, Before Reinsurance	$386.8	$431.2	$397.9
Reserves at End of Year, Net of Reinsurance	$386.8	$431.2	$397.8

Claims and Average Costs *
Open Claims at End of Year	1,417	1,689	1,898
Average Paid per Closed Claim	$41,908	$43,641	$36,352

*	Number of claims and whole dollars, net of reinsurance. Claim count history has been restated to reflect 2004 refinements to our methods for counting claims.

Our Construction Defects Claims Exposure – Our exposure to construction defects claims comes from general liability and commercial multi-peril coverages we provide to contractors. Construction defects claims result from alleged defective work performed in the construction of large structures that include apartments, condominiums and large developments of single-family dwellings or other housing.

Construction defects claims often seek payment for damages resulting directly from the alleged defective construction work and diminished economic value of the structure – meaning that the structure has less market value because of the alleged defective construction work. Construction defects claims are complex, with an inherent difficulty in determining fault. Most of our claims are concentrated in a small number of states, including California.

At December 31, 2004, our IBNR was 78.6% of our loss reserves for construction defects claims.

We have taken a number of actions to mitigate our exposure to construction defects claims, enabling us to vigorously defend our coverage position. They include:

•	Stricter underwriting standards

•	A separate claims handling function and internal legal counsel specializing in construction defects claims

•	Relationships with external legal counsel specializing in construction defects claims

Estimating Loss Reserves for Construction Defects Claims – The main factors in estimating loss reserves for construction defects claims are:

•	Changing legal and regulatory environments

•	Statutes of limitations and statutes of repose in filing these claims

•	Diminished value claims

•	Involvement of multiple plaintiffs, defendants and insurers

•	Long periods of time between the actual construction work and the date the claim is reported

The uncertainty created by these factors requires more judgment in estimating loss reserves for construction defects claims than for our other lines of business.

We use techniques developed specifically for estimating loss reserves for construction defects claims. With these techniques, we estimate the number of future claims and the average value of every claim and make adjustments for anticipated changes in coverage interpretations, regulations, judicial rulings, plaintiff attorney involvement and changes in our book of business.

Over the last three years, our number of open construction defects claims has decreased steadily – an average drop of 16.0% per year. Our loss reserve estimates assume that the number of open claims will continue to decrease, but at a slower rate.

Surety – Our Surety bonds insure construction performance, as well as legal matters that include appeals, probates and bankruptcies. By their nature, Surety claims result in lower loss frequency and higher loss severity than most of our P&C businesses. In addition, Surety claims provide us with substantial opportunity for subrogation and salvage, the nature and extent of which vary from case to case.

To estimate loss reserves for Surety, we examine:

•	Actuarial analysis

•	Large claim analysis

•	Reinsurance terms and conditions

•	Individual insured exposure analysis

•	Analysis of subrogation and salvage potential

As of December 31, 2004, our Surety loss and ALAE reserves net of salvage and subrogation recoveries were $12.2. As of December 31, 2003, our expected salvage and subrogation recoveries exceeded our Surety loss and ALAE reserves by $14.0. Surety reserves fluctuate from period to period due to the lag between the time payments are made on a claim and the time we receive salvage and subrogation amounts.

Loss and LAE Reserves – Three-Year Review

In this section, we provide the actual reserve estimates for the last three years and discuss changes in those estimates.

This table shows the changes in our loss and LAE reserves for 2004, 2003 and 2002. We report changes in estimated reserves in our Consolidated Statements of Income the same year we make the change:

DECEMBER 31	2004	2003	2002
Loss and LAE Reserves at Beginning of Year	$5,044.6	$4,998.5	$5,053.7
Less Reinsurance Recoverables	344.4	411.6	415.9

Net Balance at Beginning of Year	4,700.2	4,586.9	4,637.8

Incurred Loss and LAE for Claims Occurring During
Current Year	3,534.2	3,202.3	3,237.4
Prior Years	(39.0)	249.9	125.8

Total Incurred Loss and LAE	3,495.2	3,452.2	3,363.2

Loss and LAE Payments for Claims Occurring During
Current Year	1,884.5	1,757.5	1,742.0
Prior Years	1,440.7	1,581.4	1,672.1

Total Loss and LAE Payments	3,325.2	3,338.9	3,414.1

Net Balance at End of Year	4,870.2	4,700.2	4,586.9
Plus Reinsurance Recoverables	339.1	344.4	411.6

Loss and LAE Reserves at End of Year	$5,209.3	$5,044.6	$4,998.5

2004

In 2004, we reduced our estimates for prior years’ loss and LAE reserves by $39.0. This total decrease included loss and ALAE changes as follows:

•	$42.9 reduction in personal property reserves, reflecting lower claims frequency than our original estimates

•	$32.6 reduction in commercial auto reserves, primarily due to a favorable ruling related to Ohio uninsured motorists coverage

•	$14.8 reduction in private passenger auto reserves, reflecting improved claims frequency in both our preferred and non-standard books of business

•	$20.7 increase in commercial multi-peril and other general liability reserves. This includes an $8.6 reduction in World Trade Center loss estimates, a $29.6 increase in asbestos reserves and a $14.3 increase in environmental reserves.

•	$30.6 in a number of lines at various times during the year due to emerging claim trends and related loss data, including ULAE.

2003

In 2003, we increased our estimates for prior years’ loss and LAE reserves by $249.9. The total increase included:

•	$205.0 during the third quarter as a result of higher medical cost trends for workers compensation than previously expected.

•	$44.9 in a number of lines at various times during the year due to emerging claim trends and related loss data.

Of the $205.0 increase, $180.0 was related to loss and ALAE reserves. This increase included $130.0 in P&C Other, $48.0 in SBI Regular and $2.0 in SBI Special Accounts Facility. The largest amount of reserve development related to California, particularly the large-commercial business we began exiting in 2001. We also increased ULAE reserves by $25.0. This increase included $14.9 in P&C Other, $9.6 in SBI Regular and $0.5 in SBI Special Accounts Facility. This increase reflected our estimate of the ongoing expense of servicing workers compensation claims. As claims remain open for longer periods, our costs to handle these claims rise.

2002

In 2002, we increased our estimates for prior years’ loss and LAE reserves by $125.8. We made increases throughout the year as part of our quarterly evaluations, based on emerging claim trends and related loss data.

The increase of $125.8 included:

•	$37.0 for construction defects claims, reflecting legal costs that were higher than estimated. Efforts to mitigate the severity levels of construction defects losses led to higher legal costs.

•	$33.3 for workers compensation losses, reflecting medical cost inflation at a rate that was higher than anticipated

•	$24.4 for asbestos claims, reflecting losses related to our participation in pools and syndicates that were higher than estimated

•	$31.1 for other loss reserves and ULAE reserves due primarily to higher-than-anticipated losses for our London operations that were placed in runoff. The losses were due to some high-layer excess coverages and the long reporting lag of these operations.

Analysis of Losses and LAE Reserve Development – 10-Year Review

The Analysis of Losses and LAE Reserve Development table on page 41 shows the development of our loss and LAE reserves from 1994 through 2004. For 1997 to 2004, the table includes amounts for American States Financial Corporation, which we acquired in 1997.

In the table on page 41:

•	Section A shows the unpaid loss and LAE reserves we recorded at December 31, 1994-2004. It breaks out these reserves as:

•	Gross of Reinsurance – our total amount of loss and LAE reserves

•	Reinsurance – the amount we expect to be reimbursed by our reinsurers

•	Net of Reinsurance – the amount of our loss and LAE reserves after reinsurance

•	Section B shows the cumulative amount we have actually paid through the years. For example:

•	As shown in Section A, our loss and LAE reserves net of reinsurance at year-end 1994 were $2,092.9.

•	After 10 years, we’ve actually paid $1,644.5.

•	Section C shows our revised loss and LAE reserve estimates through the years. For example:

•	As shown in Section A, our reserves net of reinsurance at year-end 1994 were $2,092.9.

•	Section C shows the annual reestimation of those reserves, and after 10 years our revised reserves were $1,849.2.

•	Section D shows the cumulative redundancy or deficiency developed through the years. A redundancy occurs when our reserves exceed our actual loss experience, and a deficiency occurs when our reserves are less than our actual experience. For example:

•	As shown in Section A, our loss and LAE reserves net of reinsurance at year-end 1994 were $2,092.9.

•	After one year those reserves developed a $59.7 redundancy, and after 10 years the redundancy grew to $243.7. This is the difference between the reserves shown in Section A net of reinsurance, and the reestimated amounts in Section C.

Our Analysis of Losses and LAE Reserve Development table shows these trends:

•	Favorable development in reserve estimates from 1994 through 1996

•	Unfavorable development in reserve estimates from 1997 through 2003

•	Favorable development in reserve estimates in 2004

The favorable trend from 1994 through 1996 was due to:

•	Loss and LAE reserves that were ultimately conservative

•	Benefits from establishing specialized claims units for construction defects, asbestos and environmental exposures and fraud investigations

•	Favorable workers compensation legislation in the early 1990s

•	Moderation in medical costs and inflation in that period

The unfavorable trend from 1997 through 2003 was due to:

•	Significant increases in workers compensation medical costs

•	Legislative and regulatory developments

•	Higher-than-expected number of construction defects, asbestos and environmental losses

The favorable development in 2004 was due to:

•	Lower-than-expected number of claims in Auto and Property

•	Lower-than-expected number of claims in commercial auto, primarily related to Ohio auto

•	Lower-than-anticipated losses related to the World Trade Center

In the Analysis of Losses and LAE Reserve Development table, all amounts include the effects of changes in amounts for prior periods.

Conditions and trends that affected our loss and LAE reserves in the past may not occur in the future. For example, substantial reduction in our large-commercial insurance and program business in 2001 will distort trends in these tables. As a result, our Analysis of Losses and LAE Reserve Development table is not a basis for estimating future redundancies or deficiencies.

Analysis of Losses and LAE Reserve Development

DECEMBER 31	1994	1995	1996	1997	1998	1999	2000	2001	2002	2003	2004
A. Reserve for Unpaid Losses and LAE
Gross of Reinsurance	$2,236.8	$2,180.8	$2,059.1	$4,310.5	$4,219.9	$4,378.6	$4,612.7	$5,053.7	$4,998.5	$5,044.6	$5,209.3
Reinsurance	143.9	110.7	103.4	228.6	253.6	309.5	343.6	415.9	411.6	344.4	339.1

Net of Reinsurance	$2,092.9	$2,070.1	$1,955.7	$4,081.9	$3,966.3	$4,069.1	$4,269.1	$4,637.8	$4,586.9	$4,700.2	$4,870.2

B. Cumulative Net Amount Paid As Of
One Year Later	$693.0	$755.4	$772.9	$1,345.5	$1,389.2	$1,510.7	$1,618.7	$1,672.1	$1,581.3	$1,440.7
Two Years Later	1,068.3	1,095.0	1,101.4	2,049.3	2,165.5	2,336.2	2,537.8	2,575.1	2,394.4
Three Years Later	1,252.9	1,267.6	1,287.9	2,516.3	2,638.0	2,895.0	3,106.6	3,112.6
Four Years Later	1,341.5	1,370.0	1,404.3	2,821.0	2,981.9	3,245.1	3,452.1
Five Years Later	1,403.5	1,440.5	1,485.3	3,059.1	3,201.3	3,468.7
Six Years Later	1,449.6	1,493.1	1,600.9	3,223.9	3,354.7
Seven Years Later	1,488.9	1,591.4	1,639.9	3,342.0
Eight Years Later	1,576.5	1,623.7	1,688.1
Nine Years Later	1,603.8	1,666.7
Ten Years Later	1,644.5

C. Net Reserve Re-estimated As Of
One Year Later	$2,033.2	$1,992.4	$1,947.7	$3,981.9	$4,045.1	$4,217.4	$4,614.2	$4,763.6	$4,836.8	$4,661.2
Two Years Later	1,902.3	1,889.9	1,861.4	3,989.0	4,070.3	4,447.8	4,709.7	5,004.2	4,826.9
Three Years Later	1,801.9	1,804.7	1,806.6	3,986.0	4,209.9	4,506.0	4,960.1	5,033.9
Four Years Later	1,733.8	1,757.1	1,799.6	4,097.1	4,252.4	4,708.5	4,974.7
Five Years Later	1,702.8	1,757.3	1,849.6	4,147.2	4,397.6	4,730.2
Six Years Later	1,691.2	1,803.3	1,872.4	4,281.0	4,426.4
Seven Years Later	1,733.2	1,830.8	1,901.6	4,288.4
Eight Years Later	1,763.1	1,848.2	1,925.6
Nine Years Later	1,783.3	1,887.8
Ten Years Later	1,849.2

D. Cumulative Net Redundancy (Deficiency) As Of
One Year Later	$59.7	$77.7	$8.0	$100.0	$(78.8)	$(148.3)	$(345.1)	$(125.8)	$(249.9)	$39.0
Two Years Later	190.6	180.2	94.3	92.9	(104.0)	(378.7)	(440.6)	(366.4)	(240.0)
Three Years Later	291.0	265.4	149.1	95.9	(243.6)	(436.9)	(691.0)	(396.1)
Four Years Later	359.1	313.0	156.1	(15.2)	(286.1)	(639.4)	(705.6)
Five Years Later	390.1	312.8	106.1	(65.3)	(431.3)	(661.1)
Six Years Later	401.7	266.8	83.3	(199.1)	(460.1)
Seven Years Later	359.7	239.3	54.1	(206.5)
Eight Years Later	329.8	221.9	30.1
Nine Years Later	309.6	182.3
Ten Years Later	243.7

Gross loss and LAE reserve development approximates the net loss and LAE reserve development disclosed above.

REINSURANCE

On page 10, we provided an overview of how we use reinsurance. Here, we focus on how we estimate reinsurance recoverables.

The reinsurance we buy limits our losses on certain individual risks or reduces our exposure to catastrophic events. We buy reinsurance from several reinsurers and are not dependent upon any single reinsurer. Reinsurance recoverables are the amounts our reinsurers owe us related to the losses we have incurred. We reported $356.2 at December 31, 2004, and $372.0 at December 31, 2003, in reinsurance recoverables as assets on our Consolidated Balance Sheets.

Determining reinsurance recoverables requires us to make estimates because we do not know the exact amount due from the reinsurer until all our underlying losses are settled. The amount of reinsurance recoverables varies depending on the size of individual losses and the aggregate amount of losses in particular lines of business.

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

Estimating an Allowance for Uncollectible Reinsurance Recoverables – We regularly review our reinsurance recoverables to determine the collectibility of what is owed to us. In doing that, we review:

•	Historical collection experience

•	Reinsurance recoverables associated with individual reinsurers, including large exposures and those with lower-rated reinsurers

•	Reinsurance recoverables concentrated with a particular event or issue (for example, a large loss, a catastrophe or an emerging claim issue)

•	Trends in default rates by credit rating

Our estimated allowance for uncollectible reinsurance was $15.4 at December 31, 2004, and $16.3 at December 31, 2003.

VALUATION OF INVESTMENTS

Our investments include fixed maturities and marketable equity securities, which we report at fair value as Available-for-Sale Securities on our Consolidated Balance Sheets.

The fixed maturities we invest in include bonds, mortgage-backed securities and redeemable preferred stock. The marketable equity securities we invest in include common stock and non-redeemable preferred stock.

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

Based on our analysis, we make a judgment as to whether the decline is other-than-temporary. Sometimes, an investment decline that we consider temporary in one quarter can become other-than-temporary in a future quarter. If the decline is other-than-temporary, we report an impairment charge within Net Realized Investment Gains and Losses in our Consolidated Statements of Income in the period we make that determination.

Determining the Fair Value of Our Investments – In most cases, we use public market price information to determine the fair value of our investments when such information is available. When third-party market information is not available, as is the case for securities that are not publicly traded, we use other valuation techniques. Such techniques include:

•	Using independent pricing sources

•	Evaluating discounted cash flows

•	Identifying comparable securities with quoted market prices based on industry sector, credit quality and maturity

•	Using internally prepared valuations based on certain modeling and pricing methods

We used these other valuation techniques to estimate the fair value of:

•	$91.9 in fixed maturities and $30.9 in marketable equity securities on our Consolidated Balance Sheets as of December 31, 2004. These amounts represented 1.2% of our total investment portfolio.

•	$61.0 in fixed maturities and $38.9 in marketable equity securities on our Consolidated Balance Sheets as of December 31, 2003. These amounts represented 1.1% of our total investment portfolio.

More information on our investments can be found on page 62.

Consolidated Results of Operations

The following table presents summary consolidated financial information for the years indicated. A detailed discussion of our results by segment can be found on page 46.

YEAR ENDED DECEMBER 31	2004	2003	2002
Earned Premiums	$5,529.1	$4,901.8	$4,521.3
Net Investment Income	464.6	468.4	467.8
Net Realized Investment Gains	200.8	70.1	225.6
Other Revenues	0.9	9.8	10.7

Total Revenues	6,195.4	5,450.1	5,225.4

Losses and LAE	3,495.2	3,452.2	3,363.2
Amortization of Deferred Policy Acquisition Costs	924.6	846.2	818.8
Other Underwriting and Operating Expenses	648.1	635.3	590.6
Interest Expense	108.2	127.1	131.5
Loss on Debt Repurchases	121.0	—	—
Restructuring Charges	5.4	9.2	21.8

Total Expenses	5,302.5	5,070.0	4,925.9

Income from Continuing Operations Before Income Taxes	892.9	380.1	299.5
Provision for Income Taxes	272.7	94.6	60.4

Income from Continuing Operations	620.2	285.5	239.1
Results from Discontinued Operations, Net of Taxes	(57.8)	53.7	62.0

Net Income	$562.4	$339.2	$301.1

Total revenues increased 13.7% in 2004 compared with 2003, and increased 4.3% in 2003 compared with 2002. The increases were driven by:

•	Earned premiums: Our earned premiums grew 12.8% in 2004 compared with 2003, and 8.4% in 2003 compared with 2002. These increases reflect growth in policies-in-force as well as price increases primarily in our Auto, SBI Regular and Surety businesses. Starting in 2002, we introduced segmented underwriting models in Auto, Property and SBI Regular, which provide more precise matching of rates to risk characteristics. This has enabled us to expand the business we write and we are able to provide price quotes for 95% of the insurance applications in our distributors’ offices. In addition, our Web-based Safeco Now sales-and-service platform, introduced in 2003 and 2004, allows distributors to quote and issue policies quickly and easily.

•	Net realized investment gains: In 2004, net realized investment gains increased $76.3 as we reduced our equity holdings to our target level of approximately 10% of our investment portfolio. The decrease in net realized investment gains in 2003 compared with 2002 was due to net realized investment gains of $191.6 in 2002 when we repositioned our investment portfolio to shorten the duration of our fixed maturity investments and to reduce our equity holdings. Net realized investment gains included pretax impairments of $9.0 in 2004, $47.8 in 2003 and $64.4 in 2002.

Net income increased 65.8% in 2004 compared with 2003, while net income in 2003 increased 12.7% over 2002, driven by:

•	Underwriting profit: Our underwriting profit improved by $478.2 in 2004 compared with 2003, and by $233.7 in 2003 compared with 2002. After-tax catastrophe losses were $179.1 in 2004 ($275.6 pretax), compared with $99.9 ($153.7 pretax) in 2003 and $55.5 ($85.4 pretax) in 2002. Excluding catastrophes, our underwriting profit margins exceeded our targets in 2004, reflecting favorable loss trends, rate increases and expense reduction efforts. We had favorable prior-year reserve development of $25.4 after tax ($39.0 pretax) in 2004. This was driven primarily by favorable reserve development in our personal property, personal auto and commercial auto reserves. In 2003, we had unfavorable prior-year reserve development, primarily in workers compensation reserves, of $162.4 after tax ($249.9 pretax). In 2002, we had unfavorable prior-year reserve development of $81.8 ($125.8 pretax) in various lines. The improvement in underwriting results in 2003 over 2002 reflected price increases and segmented underwriting that better matched rate to risk.

•	Other underwriting and operating expenses: In 2004, we recorded an additional contribution to our employee Profit Sharing Retirement Plan of $15.8 as a result of our increased earnings. In addition, our expense reduction efforts that began in 2003 reduced our 2004 operating expenses by approximately $75, primarily by eliminating approximately 500 positions in our corporate departments. At the same time, our expenses reflected our business growth.

•	Loss on debt repurchases: We used $735.2 of the proceeds from the sale of L&I to repurchase $618.4 in principal amount of debt and capital securities. Including transaction costs, this resulted in a loss on debt repurchases of $78.7 after tax ($121.0 pretax) in 2004.

•	Net realized investment gains: After-tax net realized investment gains were $126.4 in 2004, $45.9 in 2003 and $146.6 in 2002. The changes in net realized investment gains are discussed above.

•	Discontinued Operations: In 2004, Results from Discontinued Operations included the after-tax loss on the sale of our L&I operations of $131.0. This was partially offset by $73.2 in Income from Discontinued Operations. Income from Discontinued Operations was $53.7 in 2003 and $62.0 in 2002.

Reconciling Segment Results

The following table assists in reconciling our GAAP results, specifically the “Income from Continuing Operations before Income Taxes” line from our Consolidated Statements of Income to our segment performance measures:

YEAR ENDED DECEMBER 31	2004	2003	2002
P&C	$1,091.6	$479.6	$485.8
Corporate	(198.7)	(99.5)	(186.3)

Income from Continuing Operations before Income Taxes	$892.9	$380.1	$299.5

The GAAP results are further described using our segment measures, which provide a helpful picture of how our company is doing. However, using them to measure profitability – while fairly common in our industry – is not consistent with GAAP.

Our P&C Operating Results

The primary measures of our P&C operating results include our net earned premiums, underwriting profit or loss and combined ratios. The next three tables report those key items – by our reportable segments – for the last three years. More information about the results – also by reportable segment – follows the tables.

First, net earned premiums are the primary driver of our revenues, along with net investment income and net realized investment gains:

	NET EARNED PREMIUMS
YEAR ENDED DECEMBER 31	2004	2003	2002
SAFECO PERSONAL INSURANCE (SPI)
Auto	$2,628.6	$2,241.5	$1,921.3
Property	920.6	920.9	913.8
Specialty	90.2	83.0	78.5

SPI Total	3,639.4	3,245.4	2,913.6

SAFECO BUSINESS INSURANCE (SBI)
SBI Regular	1,224.7	1,097.5	1,014.1
SBI Special Accounts Facility	443.3	383.8	276.0

SBI Total	1,668.0	1,481.3	1,290.1

Surety	203.0	153.6	126.3
P&C Other	18.7	21.5	191.3

Total Net Earned Premiums	$5,529.1	$4,901.8	$4,521.3

Next, underwriting profit or loss is our measure of each segment’s performance. Underwriting profit or loss is our net earned premiums less our losses from claims, LAE and underwriting expenses:

	UNDERWRITING PROFIT (LOSS)
YEAR ENDED DECEMBER 31	2004	2003	2002
SAFECO PERSONAL INSURANCE (SPI)
Auto	$176.2	$47.7	$(59.6)
Property	209.2	108.9	(23.2)
Specialty	11.9	27.2	16.4

SPI Total	397.3	183.8	(66.4)

SAFECO BUSINESS INSURANCE (SBI)
SBI Regular	47.2	(28.6)	(51.7)
SBI Special Accounts Facility	26.3	23.5	17.8

SBI Total	73.5	(5.1)	(33.9)

Surety	42.4	27.6	17.6
P&C Other	(40.9)	(212.2)	(156.9)

Total Underwriting Profit (Loss)	472.3	(5.9)	(239.6)

P&C Net Investment Income	445.0	453.0	460.0
Restructuring Charges	(5.4)	(8.3)	(21.8)
Net Realized Investment Gains	179.7	40.8	287.2

P&C Income from Continuing Operations before Income Taxes	$1,091.6	$479.6	$485.8

Finally, combined ratios show the relationship between underwriting profit or loss and net earned premiums. Using ratios helps us see our operating trends without the effect of changes in net earned premiums:

	COMBINED RATIOS +
YEAR ENDED DECEMBER 31	2004	2003	2002
SAFECO PERSONAL INSURANCE (SPI)
Auto	93.3%	97.9%	103.1%
Property	77.3	88.2	102.5
Specialty	86.8	67.2	79.1

SPI Total	89.1	94.3	102.3

SAFECO BUSINESS INSURANCE (SBI)
SBI Regular	96.2	102.6	105.1
SBI Special Accounts Facility	94.1	93.9	93.5

SBI Total	95.6	100.3	102.6

Surety	79.1	82.0	86.0
P&C Other	*	*	*

Total Combined Ratio	91.5%	100.1%	105.3%

+ Combined ratios are GAAP basis. Expressed as a percentage, they are equal to losses and expenses divided by net earned premiums.
* Not meaningful because this is a runoff business with minimal premium.

Auto

YEAR ENDED DECEMBER 31	2004	2003	2002
Net Earned Premiums	$2,628.6	$2,241.5	$1,921.3

Underwriting Profit (Loss)	$176.2	$47.7	$(59.6)

Loss and LAE Ratio	71.0%	74.6%	79.1%
Expense Ratio	22.3	23.3	24.0

Combined Ratio	93.3%	97.9%	103.1%

DRIVING OUR RESULTS

We’re achieving growth and improved underwriting profitability in our Auto business through these strategic initiatives, which we’ve been emphasizing since 2002:

•	Commitment to ease of doing business

•	Offering a segmented auto insurance product

•	Improving the claims management process

•	Expense management

Commitment to Ease of Doing Business – Our commitment to ease of doing business continues through our Safeco Now automated underwriting platform by lowering our distributors’ costs and providing an easy-to-use, Web-based sales-and-service platform. Our auto product is available on Safeco Now in all of the states where we write business. In 2004, we enhanced Safeco Now to streamline the service process for auto customers and distributors, allowing online processing of auto policy changes and endorsements, such as vehicle additions and deletions, vehicle replacements or updates, and coverage and deductible changes.

Offering a Segmented Auto Insurance Product – Our segmented auto insurance product, which was rolled out in phases throughout 2002 and 2003, offers up to 15 underwriting tiers. These underwriting tiers are determined using multi-variant models to assess the risk of loss based on many factors, and they provide a more accurate price for a wider range of risks. We’re better able to assign the right price to the corresponding level of risk, producing greater precision and greater profitability. Also, this tiered approach has expanded the risks we can underwrite and price, so we have an auto product available for approximately 95% of all applications quoted by our distributors. Our segmented auto insurance product is available in 43 of the 44 states where we sell auto insurance. We continue to work with the California Department of Insurance to explore potential options to implement our tiered pricing methodology.

Improving the Claims Management Process – Changes in claims handling processes also contributed to our improved performance. We’ve made investments in training for our claims professionals, and we now have more efficient processes and better metrics to measure key performance drivers such as policyholder retention, customer satisfaction and quality and cost of service. Our claims processing combines the efficiency of centralized claims handling and customer service centers and the flexibility of field representatives. Using our paperless claims environment, our field representatives are not restricted to a specific office or physical location. This flexibility adds significant savings and efficiencies to the claims handling process and increases the quality of our customer service.

Expense Management – In 2004 and 2003, we took actions to reduce our expenses through corporate restructuring, which reduced corporate department expenses allocated to Auto. We also continued to reduce costs through the refinement of our automated underwriting models.

NET EARNED PREMIUMS

Net earned premiums increased $387.1 or 17.3% in 2004 compared with 2003, and $320.2 or 16.7% in 2003 compared with 2002. The increases in net earned premiums were driven by:

•	Growth of policies-in-force (PIF): PIF grew 8.8% in 2004 and 9.1% in 2003. This reflected stable retention of policies (80.4% in 2004, 79.9% in 2003 and 81.2% in 2002) and strong new-business growth. New policies sold increased 9.4% in 2004 compared with 2003, and 8.8% in 2003 compared with 2002. PIF growth contributed approximately $201 to the increase in net earned premiums in 2004 compared with 2003, and approximately $166 in 2003 compared with 2002. This growth was driven by the introduction of our Safeco Now Web-based platform early in 2004 and our segmented underwriting model in 2002.

•	Increases in filed rates: We file rate changes on a state-by-state basis. Overall, we received approval for average rate increases of 1.3% in 2004 and 5.6% in 2003. Rate changes are reflected on existing policies at renewal, resulting in an increase to 2004 net earned premiums of approximately $110 compared with 2003, and $88 in 2003 compared with 2002.

•	Premium trend: Premiums also are impacted by the increases in those policies that insure newer and more expensive cars, or premium trend. Personal auto premium trend increased net earned premiums approximately $58 in 2004 compared with 2003, and $48 in 2003 compared with 2002.

UNDERWRITING RESULTS AND COMBINED RATIO

Our underwriting results improved $128.5 and our combined ratio improved 4.6 points in 2004 compared with 2003. Our underwriting results improved $107.3 and our combined ratio improved 5.2 points in 2003 compared with 2002. The continued improvement in underwriting results reflects improved loss and LAE and expense ratios. In 2003, we achieved our first underwriting profit since 1998. Our underwriting results were affected by:

•	Rate increases: Our rate increases improved our combined ratio by 4.2 points in 2004 compared with 2003, and 3.9 points in 2003 compared with 2002.

•	Loss costs: In 2004, growth in our average premium more than offset the increase in loss costs. We experienced mid single-digit increases in severity – the average cost of a claim – in part due to the impact of medical inflation on bodily injury claims. The increases in severity were slightly offset by a low single-digit decrease in frequency – the average number of claims filed. The impact of loss cost changes net of premium trend change increased our combined ratio by approximately 1.4 points. In 2003, our premium trend was higher than our loss cost change, which was slightly negative as a result of severity increases in the low single-digits offset by a slightly larger decrease in frequency. This improved our combined ratio by 3.2 points in 2003 compared with 2002.

•	Prior-year reserve development: Results in 2004 included favorable reserve development of $12.7 related to prior accident years primarily from lower claim frequencies than originally estimated. Results in 2003 and 2002 included unfavorable reserve development of $6.5 and $6.0 related to prior accident years. The favorable development in 2004 improved the combined ratio by 0.7 points compared with 2003.

•	Catastrophe losses: Pretax catastrophe losses were $18.9 in 2004 compared with $26.8 in 2003 and $9.1 in 2002. The lighter catastrophe losses in 2004 improved the combined ratio by 0.3 points compared with 2003. The increased catastrophes in 2003 increased the combined ratio by 0.8 points compared with 2002.

•	Expenses: The decrease in our expense ratio of 1.0 points in 2004 compared with 2003, and 0.7 points in 2003 compared with 2002 was the result of our wide-ranging expense improvement efforts, primarily as a result of the corporate restructuring initiatives. In 2004, this was partly offset by higher bonus commission and employee performance bonus expenses due to our growth and improved underwriting results.

WHERE WE’RE HEADED

We anticipate the following factors will impact growth and profitability in the near future:

Rates – In Auto, we are experiencing a more competitive marketplace as competitors increase advertising and sales incentives. We also have seen modest and selective rate decreases by competitors in some states. We remain committed to disciplined pricing using our segmented product. Actual rate changes obtained may vary, based on the rate needed in a given state combined with regulatory review and approval, as well as developments in loss cost trends. We anticipate that rate increases combined with premium trend will at least keep pace with loss cost growth.

Business Growth – As our business grows, we will write more policies in markets where we previously have not written significant business. We expect to write more standard and non-standard risks, which have, on average, higher frequencies than preferred risks. However, preferred auto business will still remain our largest book of business and continue to be our greatest area of opportunity. We are continuing to expand into eastern states where we have less geographic presence currently.

Competitive Environment – The auto insurance marketplace has become more competitive in recent months as more writers are experiencing strong underwriting results. While we expect this competition will slow our growth rate somewhat, we anticipate premium growth in the high single-digits. This growth will be driven by more distributor appointments, continuing to expand geographical coverage, ongoing refinement in our underwriting segmentation and our commitment to ease of doing business for our distributors.

Continued Commitment to Ease of Doing Business – We will continue to deliver additional Web-based policy-change transactions capabilities in phases throughout 2005. During the first quarter of 2005, we will launch an updated automated underwriting model for our auto product. This will enhance our underwriting further, more closely matching rate for risk in our auto markets. We also are making billing system enhancements, enabling our distributors and customers to view on line billing information and auto changes.

Compensation –We have redesigned our SPI agent compensation plans for 2005. This allows distributors to select an SPI compensation structure best suited to their business model – whether their primary opportunity is new-business growth, retention of existing customers, cross-selling or overall profitability.

Overall –In 2005, we anticipate our Auto revenue will grow at greater-than-industry rates, while achieving our target combined ratio of 96%.

Property

YEAR ENDED DECEMBER 31	2004	2003	2002
Net Earned Premiums	$920.6	$920.9	$913.8

Underwriting Profit (Loss)	$209.2	$108.9	$(23.2)

Loss and LAE Ratio	49.3%	59.5%	72.8%
Expense Ratio	28.0	28.7	29.7

Combined Ratio	77.3%	88.2%	102.5%

The Property segment provides homeowners, dwelling fire, earthquake and inland marine coverage for individuals. Our Property coverages protect homes, condominiums and rental property contents against losses from a wide variety of hazards.

DRIVING OUR RESULTS

We’re achieving improved profitability in our Property business through these strategic initiatives, which we’ve been emphasizing since 2002:

•	Offering a segmented homeowners insurance product

•	Reunderwriting our homeowners business in selected states

•	Tightening policy terms

•	Improving the claims management process

Offering a Segmented Homeowners Insurance Product – Our segmented homeowners product, which was rolled out in phases from 2002 to 2004, generally offers nine underwriting tiers. These underwriting tiers are determined using multi-variate models to assess the risk of loss based on many factors and provide a more accurate price for a wider range of risks. This increased segmentation means we are better able to align rate with risk, producing greater precision and greater profitability. It also means we can grow by offering coverage to more home owners. We sell our new product in 43 of the 44 states in which we are licensed to sell homeowners insurance. We continue to work with the California Department of Insurance to explore potential options to implement our tiered pricing methodology.

Reunderwriting Our Homeowners Business in Selected States – During 2003, we reviewed and updated our policyholder information in several states to verify we had accurate information concerning their property. This helped us ensure we were charging the appropriate premium for the risk involved.

Tightening Policy Terms – In 2002, in 43 of the states in which we are licensed to sell homeowners insurance, we placed a cap on the maximum amount payable in a total loss of 125% of the home’s insured value. In some cases, we have taken steps to restrict coverage, primarily on mold damages. These restrictions generally cap mold damages at $10 thousand, including remediation costs.

Improving the Claims Management Process – Changes in claims handling processes also contributed to our improved performance. We’ve made investments in training for our claims professionals, and we now have more efficient processes and better metrics to measure key performance drivers such as policyholder retention, customer satisfaction and quality and cost of service. Our claims processing combines the efficiency of centralized claims handling and customer service centers and the flexibility of field representatives. Using our paperless claims environment, our field representatives are not restricted to a specific office or physical location. This flexibility adds significant savings and efficiencies to the claims handling process and increases customer service. We established a National Catastrophe Team in 2002 that immediately mobilizes when a disaster strikes to assess the damage, write checks to cover temporary living expenses and emergency repairs, and provide comfort and support to customers. In most cases, we issue payments to customers on the spot following a disaster.

NET EARNED PREMIUMS

Net earned premiums were flat in 2004 compared with 2003, and increased less than 1% in 2003 compared with 2002. This reflects:

•	Decline in PIF: Our retention rates stabilized in 2004 at 83.7% compared with 83.1% in 2003 and 82.5% in 2002. However, the number of policies that did not renew with us in 2004 and 2003 exceeded the number of new policies written in each year. This led to a net reduction in PIF of 6.7%, or approximately $72 in net earned premiums in 2004 compared with 2003, and 8.9%, or approximately $78 in net earned premiums in 2003 compared with 2002.

•	Increases in filed rates: We file rate changes on a state-by-state basis. Overall we received approval for average rate changes in our homeowners business of 1.3% in 2004 and average rate changes of 8.3% in 2003. Rate changes are reflected on existing policies on renewal, resulting in an increase to 2004 net earned premiums of approximately $81 compared with 2003, and $99 in 2003 compared with 2002.

•	New business: During 2004, we launched our homeowners and dwelling fire products on our automated Web-based sales platform, Safeco Now. As expected, this has contributed to an increase in new business. Our new business increased by 11.5% in 2004 over 2003, as our nine-tier homeowners product became available in 43 of the 44 states where we write business. New business decreased by 19.7% in 2003 compared with 2002 due to moratoriums in certain unprofitable states. We lifted these moratoriums throughout 2003 and into 2004, and currently have no statewide moratoriums.

UNDERWRITING RESULTS AND COMBINED RATIO

Our underwriting results in Property improved $100.3 and our combined ratio improved 10.9 points in 2004 compared with 2003. Our underwriting results improved $132.1 and our combined ratio improved 14.3 points in 2003 compared with 2002. The improvements in underwriting results and combined ratios were primarily driven by:

•	Rate increases: Our homeowners rate increases improved our combined ratio by 8.8 points in 2004 compared with 2003, and 10.8 points in 2003 compared with 2002.

•	Loss costs: The trend over the past two years toward higher deductibles – with most home owners increasing their deductibles from $250 to $500 – as well as other policy changes that have tightened contract terms has significantly reduced the number of maintenance-type claims. In 2004, we have experienced reductions in frequency of claims in the mid-teens, offset by a mid-teen increase in severity, decreasing our combined ratio by approximately 2.2 points compared with 2003. We experienced a frequency decrease in the high 20% range in 2003 compared with 2002, which was offset slightly by a mid single-digit increase in severity. This improved our combined ratio by approximately 11.5 points in 2003 compared with 2002.

•	Prior-year reserve development: Our underwriting results in 2004 included favorable reserve development of $47.5 related to prior accident years, primarily driven by changes in contract terms resulting in decreased frequency of claims beyond that previously expected. Results in 2003 included unfavorable reserve development of $16.0 relating to prior accident years. The favorable reserve development in 2004 improved the combined ratio by 6.9 points compared with 2003, while the increase in unfavorable reserve development in 2003 increased the combined ratio 1.5 points compared with 2002.

Catastrophe losses: We categorize catastrophes as events resulting in losses greater than $500,000 per state and involving multiple claims and policyholders. We cannot accurately predict when catastrophes may occur, and the number and type of catastrophes can vary widely. The losses they could cause might significantly exceed our prior experience. Catastrophes include hurricanes, windstorms, earthquakes, hailstorms, explosions, severe winter weather, fires and acts of terrorism. Our pretax catastrophe losses after reinsurance for the last three years were:

•	$107.2 in 2004

•	$101.9 in 2003

•	$63.6 in 2002

Catastrophe losses in 2004 decreased the combined ratio by 0.6 points in 2004 compared with 2003, and 4.2 points in 2003 compared with 2002. Catastrophe losses in 2004 included $66.3 from the four hurricanes in Florida and surrounding states. Catastrophe losses in 2003 included $11.8 from the wildfires in California. Catastrophes were unusually low in 2002 relative to historical trends.

•	Expenses: The decreases in our expense ratio of 0.7 points in 2004 compared with 2003, and 1.0 points in 2003 compared with 2002 were the results of our wide-ranging expense improvement efforts, primarily as a result of corporate restructuring initiatives.

WHERE WE’RE HEADED

We anticipate the following factors will impact growth and profitability in our Property segment in the near future:

Rates – In Property, we plan to file for rate increases to at least keep pace with the rate of underlying loss cost growth. Actual rate changes obtained may vary from this based on regulatory review and approval and development in loss cost trends. We anticipate that rate increases combined with premium trend will at least keep pace with overall loss cost changes.

Business Growth – As our business grows, we will write more policies in markets where we previously have not written significant business. We expect to write more standard risks which have, on average, higher frequencies than preferred risks, but will remain selective. We are continuing to expand into eastern states where we have less geographic presence currently, being selective on where we write business to manage our catastrophe exposure.

Commitment to Ease-of-Doing Business – Our commitment to ease of doing business continues through our Safeco Now automated underwriting platform by lowering our distributors’ costs and providing an easy-to-use Web-based sales-and-service platform. Our homeowners and dwelling fire products are available on Safeco Now in all of the states where we write business. As expected, this has contributed to the increase in new business. In late 2004, we began to introduce our new segmented dwelling fire product on Safeco Now. During 2005, we will integrate the majority of homeowners endorsements into Safeco Now.

Compensation –We have redesigned our SPI agent compensation plans for 2005. This allows distributors to select an SPI compensation structure best suited to their business model – whether their primary opportunity is new-business growth, retention of existing customers, cross-selling or overall profitability.

Overall –We expect our Property segment revenue to grow modestly while operating at or better than our target combined ratio of 92% in 2005. We do not, however, expect to experience the same favorable frequency trends. This will cause our margins to move closer to our target.

Specialty

YEAR ENDED DECEMBER 31	2004	2003	2002
Net Earned Premiums	$90.2	$83.0	$78.5

Underwriting Profit	$11.9	$27.2	$16.4

Loss and LAE Ratio	61.7%	41.5%	53.4%
Expense Ratio	25.1	25.7	25.7

Combined Ratio	86.8%	67.2%	79.1%

Our Specialty operation provides individuals with umbrella, recreational vehicle, motorcycle and boat owners insurance. These products serve to round out our personal lines offerings for our customers’ insurance needs.

NET EARNED PREMIUMS

Net earned premiums increased 8.7% in 2004 compared with 2003, and 5.7% in 2003 compared with 2002. These increases were driven by an increase in new business. New-business policies sold increased 24.7% in 2004 compared with 2003, and 17.6% in 2003 compared with 2002. The growth in 2004 was driven by an increase in the sale of new boat owners, recreational vehicle and motorcycle policies. The growth in 2003 was driven by an increase in the sale of new umbrella and recreational vehicle policies. In addition, we began to offer motorcycle coverage in 2003.

UNDERWRITING RESULTS AND COMBINED RATIO

Our underwriting results decreased $15.3 and our combined ratio increased 19.6 points in 2004 compared with 2003. Our underwriting results increased $10.8 and our combined ratio decreased 11.9 points in 2003 compared with 2002. Our underwriting results were affected by:

•	Catastrophe losses: Pretax catastrophe losses were $7.6 in 2004, primarily related to the hurricanes in Florida and surrounding states. This increased the combined ratio by 8.5 points in 2004 compared with 2003. There were no catastrophe losses in 2003 or 2002.

•	Loss experience: We experienced higher loss and LAE ratios for our umbrella business in 2004. In 2003, our loss and LAE experience for our umbrella business was unusually low, resulting in a lower combined ratio and increased underwriting profit.

WHERE WE’RE HEADED

We anticipate stable results in 2005. We have not yet introduced our Specialty products on Safeco Now. We expect additional growth in this line when the products are available on Safeco Now during 2005.

SBI Regular

YEAR ENDED DECEMBER 31	2004	2003	2002
Net Earned Premiums	$1,224.7	$1,097.5	$1,014.1

Underwriting Profit (Loss)	$47.2	$(28.6)	$(51.7)

Loss and LAE Ratio	62.6%	65.7%	68.8%
Expense Ratio	33.6	36.9	36.3

Combined Ratio	96.2%	102.6%	105.1%

Our SBI Regular segment provides insurance for small- to medium-sized businesses (those with annual written premiums of $200,000 or less). This is our core commercial lines business featuring these main products:

•	Business owner policies (BOP)

•	Commercial auto

•	Commercial property

•	Commercial multi-peril (CMP)

•	General liability

•	Workers compensation

DRIVING OUR RESULTS

We’re achieving growth and profitability in SBI Regular through these initiatives:

•	Automated underwriting platform

•	Commitment to ease of doing business

•	Business service center

•	Field specialization model

•	Expense management

Automated Underwriting Platform – Our automated underwriting platform uses multi-variate models to assess the risk of loss based on many factors and provides a more accurate matching of price to risk. This allows us to offer policies to a wider range of small businesses. This is a key competitive advantage, as we can better segment our business and provide the best rate to our best customers, while higher risks are charged higher rates. This also has allowed us to improve retention of our best customers.

Commitment to Ease of Doing Business – Safeco Now is contributing to increased new business as it allows our distributors to quote and issue new business online in just minutes. We have experienced growth in BOP, commercial auto and workers compensation, all of which have been on Safeco Now for more than a year. Our commitment to ease of doing business continued as we began the launch of CMP on Safeco Now in December 2004. This will roll out on a state-by-state basis through 2005.

Business Service Center – Our business service center offers fee-based Gold Service programs that provide full-service customer support on behalf of our distribution partners. This increases retention of business for us as distributors are able to shift their policy servicing activities to us. These services are provided through our regional service center and include customer billing, claims servicing, policy renewal and endorsements.

Field Specialization Model – We have created two separate underwriting units – one for our core small business and one for our mid-market business. We expect that this new approach, the “field specialization model,” will increase efficiency and underwriting accuracy and reduce underwriting expenses due to the automation of many of our underwriting processes and the use of multi-variate models. Implemented in 2004, this model has increased productivity while reducing underwriting staff expenses.

Expense Management – In 2004 and 2003, we took actions to reduce our expenses through corporate restructuring, which reduced corporate department expenses allocated to SBI Regular. We also continued to reduce costs through the refinement of our automated underwriting models.

NET EARNED PREMIUMS

Net earned premiums increased 11.6% in 2004 compared with 2003, and 8.2% in 2003 compared with 2002. The increase in net earned premiums was driven by:

•	Growth in PIF: PIF grew slightly (0.2%) in 2004 compared with 2003, and decreased 3.7% in 2003 compared with 2002. This reflected increased retention rates of policies (79.9% in 2004, 75.9% in 2003 and 76.5% in 2002). New-business policies sold decreased 1.2% in 2004 compared with 2003, while new business increased 16.8% in 2003 compared with 2002. These sales did not fully offset the effect of policies that did not renew. New-business sales growth was driven by the introduction of our Safeco Now Web-based platform in 2003 and our automated underwriting models in 2002, which have allowed us to improve our accuracy in pricing risks. Safeco Now also provides an easy-to-use sales platform for our distributors.

•	Price increases: We file rate changes on a state-by-state basis. Our average written price increase, which includes rate changes and exposure growth, was 3% in 2004, 10% in 2003 and 15% in 2002. Price changes are reflected on existing policies at renewal, resulting in an increase to 2004 net earned premiums of approximately $39 compared with 2003, and $110 in 2003 compared with 2002. Premiums are affected by growth in the exposures we cover due to factors such as changes in compensation, the number of employees, sales receipts and building values for the businesses we insure. This increased net earned premiums by approximately $26 in 2004 compared with 2003, and $19 in 2003 compared with 2002.

UNDERWRITING RESULTS AND COMBINED RATIO

Our underwriting results improved $75.8 and our combined ratio improved 6.4 points in 2004 compared with 2003. Our underwriting results improved $23.1 and our combined ratio improved 2.5 points in 2003 compared with 2002. Our underwriting results were affected by:

•	Price increases: Our price increases improved our combined ratio by 9.2 points in 2004 compared with 2003, and 6.4 points in 2003 compared with 2002.

•	Loss costs: Loss costs increased over the past year, reflecting increased claims severity due in part to higher labor and material costs, partially offset by decreased claim frequency. This increased the combined ratio by 0.2 points in 2004 compared with 2003. Similarly, in 2003 loss costs increased the combined ratio by 2.0 points compared with 2002.

•	Prior-year reserve development: Our underwriting results in 2004 included unfavorable reserve development of $1.6 related to prior accident years, primarily related to reserve strengthening for asbestos, partly offset by favorable reserve development associated with Ohio commercial auto business and World Trade Center losses. Our underwriting results in 2003 included unfavorable reserve development of $41.8 related to prior accident years, primarily related to medical inflation in workers compensation reserves. Our underwriting results in 2002 included unfavorable reserve development of $49.4 related to prior accident years. The reserve development in 2004 reduced the combined ratio by 3.7 points compared with 2003, while the reserve development in 2003 reduced the combined ratio by 0.7 points compared with 2002.

•	Catastrophe losses: Pretax catastrophe losses were $113.9 in 2004, $19.0 in 2003 and $11.7 in 2002. The increased catastrophe losses in 2004 related to the hurricanes in Florida and surrounding states and impacted the combined ratio by 8.6 points compared with 2003. The catastrophes in 2003 impacted the combined ratio by 0.7 points compared with 2002.

•	Non-catastrophe weather losses: Our pretax non-catastrophe weather losses were $20.7 in 2004, $60.7 in 2003 and $29.1 in 2002. The lower loss experience for non-catastrophe weather events in 2004 improved the combined ratio by 3.6 points compared with 2003 and increased the combined ratio 3.1 points in 2003 compared with 2002.

•	Expenses: The decrease in our expense ratio of 3.3 points in 2004 compared with 2003 was the result of our wide-ranging expense improvement efforts, primarily as a result of the 2003 restructuring, which reduced corporate department expenses allocated to SBI Regular and lowered underwriting costs. This was partially offset by higher bonus commission and employee performance bonus expenses related to our growth and improved underwriting results.

WHERE WE’RE HEADED

Growth – Given the increasing number of small businesses in the United States and the lack of a dominant market leader, we see growth potential in this segment, and it is our goal to be the leading insurance writer. As we continue to roll out our automated underwriting platform and Safeco Now technology, we will grow our business by focusing on small-business policies and making it easy for our distributors to sell and service business with us.

In the fourth quarter of 2004, we expanded our BOP product by adding 35 additional classes of business, and we expect to add 60 more classes in 2005. In July 2004, after reviewing reforms and closely monitoring the market, we lifted a new-business moratorium on the California workers compensation market, and we now write policies for existing small account customers in approximately 80 classes of low-hazard business for accounts where we already write BOP, commercial auto or CMP policies.

Competition – We are experiencing increased competition in our mid- market business (customers who pay annual written premiums from $25,000 to $200,000). Historically, this business is more price-competitive as industry profit margins expand. Some carriers are lowering rates to be more price-competitive, particularly in the commercial property line where rates appear to be adequate. However, inflation in building materials costs is increasing and will impact loss costs. We remain committed to disciplined pricing of our business based on loss cost trends and meeting our profit margin targets. We will further compete in this segment through our field specialization model, creating a focus on distributor relationships and increasing retention by providing superior customer service. We also will continue to emphasize “ease of doing business” through product and service expansion on Safeco Now.

Product Pricing and Segmentation – We will continue to appropriately match rate with risk through segmentation and disciplined underwriting. We will charge prices to earn acceptable profit margins and decline to write business when pricing or risk does not allow us to earn our target returns. We are reviewing our deductibles, pricing and coastal proximities as a result of the hurricanes in Florida and surrounding states to reduce our exposure to catastrophes. We are currently implementing our automated underwriting platform for CMP, which provides more accurate pricing and segmentation and makes it easier for distributors to write these policies with us. In 2005, we do not expect significant changes from our current pricing.

Loss Costs – We anticipate that medical costs, auto repair and building material costs will continue to rise. We strive to effectively manage these costs through efficient claims handling to help offset increased loss costs. We expect claim frequency to continue at current levels in 2005.

Overall –We expect single-digit growth in PIF, despite competitive conditions in the marketplace, while maintaining our target combined ratio of 95% or better in 2005.

SBI Special Accounts Facility

YEAR ENDED DECEMBER 31	2004	2003	2002
Net Earned Premiums	$443.3	$383.8	$276.0

Underwriting Profit	$26.3	$23.5	$17.8

Loss and LAE Ratio	55.7%	56.0%	51.5%
Expense Ratio	38.4	37.9	42.0

Combined Ratio	94.1%	93.9%	93.5%

Our SBI Special Accounts Facility (SAF) segment provides insurance for large-commercial accounts (customers who pay annual written premiums of more than $200,000). While our main focus is the small- to medium-sized commercial market, we continue to serve some large-commercial accounts on behalf of key distributors who sell our core P&C products. Almost 60% of new small-commercial business comes from distributors who also sell to large-commercial accounts.

SAF also provides insurance for the following specialty commercial insurance programs:

•	Lender-placed property

•	Agents’ errors and omissions (predominantly for our distribution partners)

•	Property and liability insurance for mini-storage and warehouse properties

•	Professional and general liability insurance for non-profit social service organizations

NET EARNED PREMIUMS

Net earned premiums increased 15.5% in 2004 compared with 2003, and 39.1% in 2003 compared with 2002. The increases in net earned premiums were driven by:

•	Price increases: Price changes include changes to manual rates, exposure growth and individual risk premium modifications. In 2004, our prices increased 4.8% for large-commercial accounts and 11.9% for specialty commercial insurance programs. In 2003, our prices increased 16.0% for large-commercial accounts and 23.1% for specialty commercial insurance programs. These price increases were the primary driver of the net earned premium increase in 2004 compared with 2003.

•	Consolidation of our business products: The increase in net earned premiums in 2003 compared with 2002 was due to the consolidation of our business insurance products. As each existing large-commercial policy was renewed a decision was made by SAF to renew or not. If it was renewed, it became part of SAF; otherwise the policy remained in P&C Other.

UNDERWRITING RESULTS AND COMBINED RATIO

Our underwriting results improved $2.8 in 2004 compared with 2003, and $5.7 in 2003 compared with 2002, reflecting stable combined ratios. Our underwriting results were affected by:

•	Improving underlying loss ratios: Price increases have outpaced loss cost changes.

•	Catastrophe losses: Pretax catastrophe losses were $28.0 in 2004, $7.1 in 2003 and $3.3 in 2002. Catastrophe losses decreased the combined ratio by 4.5 points in 2004 compared with 2003, and had minimal impact to the combined ratio in 2003 compared with 2002.

WHERE WE’RE HEADED

Our goal is to continue to provide a limited large-commercial resource for those distributors who are also writing auto, property or small- to medium-sized commercial insurance with us, and to continue our existing specialty insurance programs. We do not expect to significantly expand these operations.

Surety

YEAR ENDED DECEMBER 31	2004	2003	2002
Net Earned Premiums	$203.0	$153.6	$126.3

Underwriting Profit	$42.4	$27.6	$17.6

Loss and LAE Ratio	28.3%	26.2%	23.4%
Expense Ratio	50.8	55.8	62.6

Combined Ratio	79.1%	82.0%	86.0%

Our Surety segment provides surety bonds for construction and commercial businesses.

DRIVING OUR RESULTS

The growth in our 2004 and 2003 net earned premiums and underwriting profits resulted from:

•	New business production

•	Underwriting discipline

•	Decreases in commission rates

NET EARNED PREMIUMS

Net earned premiums increased 32.2% in 2004 compared with 2003, and 21.6% in 2003 compared with 2002. This was driven by increased new business from a reduction in competitors due to consolidation of other surety companies and the opening of new offices in Glendale, California; Syracuse, New York; and Richmond, Virginia. New business increased net earned premiums by approximately $43 in 2004 compared with 2003, and $24 in 2003 compared with 2002.

UNDERWRITING RESULTS AND COMBINED RATIO

Our underwriting results improved $14.8 in 2004 compared with 2003, and $10.0 in 2003 compared with 2002, reflecting our disciplined underwriting, favorable loss experience and decreases in commission expense.

WHERE WE’RE HEADED

Continued Disciplined Underwriting – We have benefited from disarray in the surety market because we are a stable, long-term provider of surety bonds. Some competitors in the industry have experienced significant underwriting losses in recent years. We will maintain our disciplined underwriting approach as a priority while we grow this business.

Automated Underwriting Platform – During 2004, Surety implemented Safeco Now for the automated underwriting of small, low-risk transactional bonds. While this currently represents less than 5% of our surety premiums, it has good long-term growth potential. Safeco Now allows our distributors to quote and issue transactional bonds quickly and easily from our common sales platform.

Overall –We expect the surety market to become more competitive and, as a result, we anticipate our growth rates will moderate in 2005.

P&C Other

YEAR ENDED DECEMBER 31	2004	2003	2002
Net Earned Premiums	$18.7	$21.5	$191.3
Underwriting Loss	$(40.9)	$(212.2)	$(156.9)

Our P&C Other segment includes our:

•	Runoff assumed reinsurance business

•	London operations that we placed in runoff in the third quarter of 2002

•	Large-commercial business accounts in runoff and specialty programs that we exited. In 2002, those accounts that did not fit with our focus on SBI Regular or could not be effectively served within SAF were managed and reported in this segment.

Charges affecting our underwriting results included:

•	$22.5 unfavorable prior-year reserve development in 2004, primarily in asbestos and environmental

•	$183.4 unfavorable prior-year reserve development in 2003, including $144.9 of workers compensation reserve strengthening

•	$26.3 in 2002 related to our decision to place the London operations into runoff

Reinsurance

We collect money from reinsurers for losses we have that are covered by reinsurance. We had $356.2 of reinsurance recoverables at December 31, 2004, net of an allowance of $15.4 that we have estimated as uncollectible. We had $372.0 of reinsurance recoverables at December 31, 2003, net of an allowance of $16.3 that we estimated as uncollectible.

We analyze our reinsurance recoverables according to the credit ratings and types of reinsurers. At year-end 2004:

•	25.6% of our reinsurance recoverables were due from state and mandatory reinsurance pools

•	78.3% of the remaining amounts due from our reinsurers outside the mandatory pools were due from reinsurers rated A or higher by A.M. Best

To help reduce the financial impact of losses in our business, our primary purchases of reinsurance cover:

•	Property catastrophes

•	Workers compensation

•	Commercial property

•	Commercial umbrella

•	Commercial basket retention

•	Surety

Property Catastrophe Reinsurance – Our property catastrophe reinsurance reduces the financial impact a catastrophe could have on our personal and commercial property insurance lines. Catastrophes involve multiple claims and policyholders. We cannot accurately predict catastrophes, and the number and type of catastrophes can vary widely. The resulting losses could significantly exceed our prior experience. Catastrophes include hurricanes, windstorms, earthquakes, hailstorms, explosions, severe winter weather, fires and acts of terrorism.

Our property catastrophe reinsurance is excess-of-loss reinsurance, which provides us with reinsurance coverage over an agreed-upon amount. The terms of our property catastrophe reinsurance in 2004 and 2005 are:

•	The first $100.0 of any property catastrophe loss is entirely ours. This is our retention – the amount of losses we absorb before the reinsurers reimburse us.

•	Our reinsurers reimburse us 90% for the next $400.0 of the loss. We absorb the other 10%.

•	For events other than earthquake, the entire amount above $500.0 is ours.

•	For earthquake events, we have an additional level of coverage. Our reinsurers reimburse us for 90% of $260.0 in excess of $500.0. The entire amount of any earthquake loss above $760.0 is ours.

Should we make a catastrophe claim to our reinsurers, we can reinstate this reinsurance coverage once with payment of an additional premium.

Workers Compensation Reinsurance – Our workers compensation reinsurance reduces the financial impact a single-event or catastrophe loss may have on our results. It is excess-of-loss coverage.

The terms of our workers compensation reinsurance in 2004 and 2005 are:

•	The first $5.0 of any workers compensation loss is our retention.

•	Our reinsurer reimburses us for the next $15.0 of the loss.

•	Our reinsurers reimburse us 90% of the next $30.0.

We can reinstate once with payment of an additional premium for reinsurance covering losses above $20.0.

Commercial Property Reinsurance – Our commercial property reinsurance reduces the financial impact that any single loss can have on us. It is excess-of-loss reinsurance.

The terms of our commercial property reinsurance in 2004 and 2005 are:

•	The first $5.0 of any loss for each commercial property risk is our retention.

•	Our reinsurer reimburses us for the rest of the loss up to $15.0 for each commercial property risk.

•	Risks above $20.0 are reinsured individually for each individual risk (facultative reinsurance).

Commercial Umbrella Reinsurance – Our commercial umbrella reinsurance reduces the financial impact of losses in this line of our business. We provide our customers with umbrella insurance to cover losses that exceed the amounts covered by other insurance policies they own. For our commercial umbrella business, we have excess-of-loss reinsurance.

The terms of our commercial umbrella reinsurance in 2004 and 2005 are:

•	The first $4.0 of any commercial umbrella loss on each policy is our retention.

•	Our reinsurer reimburses us for the rest of the loss up to $16.0 for each commercial umbrella loss on each policy.

•	Risks above $20.0 are facultatively reinsured.

Commercial Basket Retention Reinsurance – In 2004 and 2005, we purchased a basket retention coverage that reduces our financial loss when two or more lines of business are involved in the same loss event. The lines of business that are covered by this reinsurance are workers compensation, commercial property and commercial umbrella.

If two or more of these lines are affected by the same loss event:

•	The first $5.0 of the loss is our retention.

•	Our reinsurer reimburses us for the rest of the loss up to $9.0.

Surety Reinsurance – For our surety business, we have excess-of-loss reinsurance.

The terms in 2004 and 2005 are:

•	The first $20.0 of any surety loss is our retention.

•	Our reinsurers reimburse us 90% of the next $80.0 of the loss under each of the three layers of coverage.

Impact of Terrorism

The Terrorism Risk Insurance Act of 2002 (TRIA) requires insurance companies to offer terrorism coverage to all commercial policyholders. That includes workers compensation and surety policyholders.

TRIA does not apply to personal lines policyholders and will expire on December 31, 2005 unless Congress re-authorizes the law. We believe that re-authorization of TRIA would enable companies to continue to provide terrorism coverage at relatively stable prices. If TRIA is not re-authorized, we will continue to provide terrorism coverage at least for the current effective periods of commercial policies issued or renewed in 2004. We are closely following Congressional activity on this subject.

U.S. GOVERNMENT FUNDING – Under TRIA, the U.S. Government will provide funding to the insurance industry if a terrorist attack is certified as such by the Secretary of the Treasury in concurrence with the Secretary of State and Attorney General of the United States. The criteria for certification include: the act is dangerous to human life, property or infrastructure; is committed by an individual or individuals on behalf of any foreign person or foreign interest; and the act results in aggregate losses of $5.0 or more. Funding from TRIA will be 90% of the certified terrorist losses in excess of individual insurance company deductibles, up to $100 billion. TRIA determines the deductibles for insurance companies as a percentage of their direct earned premiums. Our estimated deductible for 2005 is $274.2.

TERRORISM EXCLUSIONS – Prior to the enactment of TRIA, our policies excluded losses due to foreign terrorism in states that had approved the exclusions. With TRIA, we can no longer exclude losses due to foreign terrorism unless the policyholder rejects our mandatory offer of terrorism coverage. The Insurance Services Office (ISO) created coverage and pricing tools to help insurers respond to the TRIA requirements.

If the policyholder does reject our mandatory offer of terrorism coverage, we can then exclude coverage for losses due to foreign terrorism. The ISO has filed exclusions for acts of terrorism as defined by TRIA, and we have adopted those filings. However, some states limit the use of terrorism exclusions.

REINSURANCE OPTIONS – The availability of terrorism reinsurance is limited in the commercial reinsurance market. Our current reinsurance program provides limited terrorism coverage. All reinsurance treaties exclude certified terrorist acts and also non-certified terrorist acts involving nuclear, chemical, biological or radioactive materials. Treaties providing both certified and non-certified terrorist acts include – our workers compensation reinsurance program, our commercial umbrella reinsurance program and our commercial basket retention treaty. Our property catastrophe treaty provides non-certified terrorism coverage for 90% of $400.0 excess of $100.0.

OUR EXPOSURE IS MODEST – We believe our exposure to potential terrorism losses is relatively modest across all our product lines.

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

Our Corporate Results

YEAR ENDED DECEMBER 31	2004	2003	2002
Corporate Segment Results	$(98.8)	$(128.8)	$(124.7)
Loss on Debt Repurchases	(121.0)	—	—
Net Realized Investment Gains (Losses) before Taxes	21.1	29.3	(61.6)

Loss from Continuing Operations before Income Taxes	$(198.7)	$(99.5)	$(186.3)

In our Corporate segment, we include:

•	Interest expense on our debt

•	Loss on debt repurchases

•	Our intercompany eliminations

•	Miscellaneous corporate, investment and other activities

In 2004, we repurchased $473.4 in principal amount of 8.072% debentures for $562.7, and we repurchased $145.0 in principal amount of 7.250% senior notes for $170.9. Including transaction costs, we reported a pretax loss on debt repurchases of $121.0 ($78.7 after tax) in the Consolidated Statements of Income.

The $30.0 lower loss in our Corporate segment results in 2004 compared with 2003 principally reflects lower interest expense on debt resulting from the debt repurchases described above. The lower interest expense in 2003 compared with 2002 was due to debt refinancing at lower rates. Our interest expense on borrowings totaled:

•	$108.2 in 2004

•	$127.1 in 2003

•	$131.5 in 2002

Our Investment Results

Investment returns are an important part of our overall profitability. Fluctuations in the fixed-income or equity markets could affect the timing and the amount of our net investment income. Defaults by third parties in the payment or performance of their obligations – primarily on our investments in corporate bonds – could reduce our net investment income or create net realized investment losses.

NET INVESTMENT INCOME

This table summarizes our pretax net investment income by portfolio:

YEAR ENDED DECEMBER 31	2004	2003	2002
P&C	$445.0	$453.0	$460.0
Corporate	19.6	15.4	7.8

Total Net Investment Income	$464.6	$468.4	$467.8

INVESTMENT INCOME YIELDS

Our investment income yields were:

YEAR ENDED DECEMBER 31	2004	2003	2002
Pretax	5.1%	5.7%	6.2%
After Tax	3.7%	4.2%	4.6%

In 2004, the declines in our pretax investment yields in our portfolios reflected the low interest rate environment for new monies invested from our positive cash flows. In addition, rates on reinvestment on securities matured or called were lower than these investments had been earning, which resulted in lower yields compared with 2003. In 2003, the reinvestment of maturities or calls at yields that were lower than the yields on investments that matured or were called decreased our investment yields compared with 2002.

Our after-tax yields decreased in 2004 compared with 2003 due to our shift to shorter-term taxable bonds and the impact of declining interest rates. In addition, we shifted our asset allocation mix to reduce the amount of equity securities we hold to a target of approximately 10% of the P&C investment portfolio. Our after-tax yields decreased in 2003 compared with 2002 as a result of our investment portfolio repositioning in 2002 to reduce exposure to interest rate risk and stock market volatility. In doing this, we reduced the average duration of the bonds we hold, primarily by shifting from long-term tax-exempt bonds to shorter-term taxable bonds.

NET REALIZED INVESTMENT GAINS AND LOSSES

Pretax net realized investment gains and losses for 2004, 2003 and 2002 by portfolio were:

YEAR ENDED DECEMBER 31	2004	2003	2002
P&C	$179.7	$40.8	$287.2
Corporate	21.1	29.3	(61.6)

Total Pretax Net Realized Investment Gains	$200.8	$70.1	$225.6

Pretax net realized investment gains and losses by component for the last three years were:

YEAR ENDED DECEMBER 31	2004	2003	2002
Net Gains on Fixed Maturities Transactions	$38.5	$60.9	$175.8
Net Gains on Equity Securities Transactions	158.1	37.4	161.4

Total Net Gains on Securities Transactions	196.6	98.3	337.2

Impairments on Fixed Maturities	(8.8)	(31.4)	(30.3)
Impairments on Equity Securities	(0.2)	(16.4)	(34.1)

Total Impairments	(9.0)	(47.8)	(64.4)

Credit Default Swaps Mark-to-Market	—	24.4	(28.3)
Other, Net	13.2	(4.8)	(18.9)

Total Pretax Net Realized Investment Gains	$200.8	$70.1	$225.6

NET GAINS ON SECURITIES TRANSACTIONS

Net realized investment gains on fixed maturities transactions decreased $22.4 in 2004 compared with 2003, and decreased $114.9 in 2003 compared with 2002. The 2003 gains resulted primarily from calls as well as fixed maturity sales initiated to manage our call risk and improve the yield of the underlying portfolio. These calls – issuers redeeming bonds in which we’ve invested before the final maturity date – are an expected part of our investment activity, particularly when interest rates are low. The high level of net realized investment gains on fixed maturities in 2002 resulted from the repositioning of our portfolio.

Net realized investment gains on equity securities transactions increased $120.7 in 2004 compared with 2003, and decreased $124.0 in 2003 compared with 2002. The 2004 increase included $76.3 from sales of equity securities during the second quarter to reduce our holdings in equity securities to our target of about 10% of the total investment portfolio. Similarly, the 2003 decrease was due to higher net realized investment gains in 2002 as a result of our investment portfolio repositioning.

IMPAIRMENTS

We closely monitor every investment that has declined in fair value to below our cost. If we determine that the decline is other-than-temporary, we write down the security to its fair value and report the charge as an impairment in Net Realized Investment Gains in the Consolidated Statements of Income in the period that we make this determination. More information about our process of estimating investment impairments can be found in the discussion of Critical Accounting Estimates on page 24.

In our impairment determination process, we consider our intent and ability to hold investments with declines in value long enough for them to recover in value. However, our intent to hold the investment could change due to:

•	Financial market fluctuations

•	Changes in the financial condition and near-term prospects of the issuer

•	Strategic decisions to reposition the duration, quality or asset allocation of our investment portfolio

•	Strategic decisions to sell or acquire businesses

Pretax investment impairments for 2004, 2003 and 2002 by portfolio were:

YEAR ENDED DECEMBER 31	2004	2003	2002
P&C Fixed Maturities	$8.8	$31.4	$30.3
Equity Securities	0.2	15.5	19.7
Corporate Equity Securities	—	0.9	14.4

Total Pretax Investment Impairments	$9.0	$47.8	$64.4

The higher level of impairments in 2003 and 2002 primarily resulted from:

•	Credit problems of some of the companies in which we’ve invested

•	Credit deterioration in the airline and air transportation sectors

We continually monitor our investment portfolio and markets for opportunities to:

•	Improve credit quality

•	Reduce our exposure to companies and industries with credit problems

•	Manage call risk

In 2004, the fair value of fixed maturities that we sold at a loss was $202.0. Our total net realized investment loss on these sales was $12.7. In 2003, the fair value of fixed maturities that we sold at a loss was $120.7. Our total net realized investment loss on these sales was $6.4.

In 2004, the fair value of equity securities that we sold at a loss was $166.5. Our total net realized investment loss on these sales was $12.1. In 2003, the fair value of equity securities that we sold at a loss was $62.0. Our total net realized investment loss on these sales was $22.6.

We sold investments for the reasons discussed above. Also, as discussed previously, we sold equity securities in 2004 to reduce our holdings to our target of about 10% of the total investment portfolio.

CREDIT DEFAULT SWAPS MARK-TO-MARKET

We wound down our Safeco Financial Products (SFP) operations and liquidated its derivative portfolio at December 31, 2003. SFP’s total net realized investment gains (losses), which consisted of credit default swaps that were marked-to-market and payments made for coverage of certain credit events, were:

•	$24.4 gain in 2003 – including a $3.4 gain related to liquidating the credit default swap portfolio

•	$28.3 loss in 2002 – including an $8.6 loss resulting from the WorldCom bankruptcy

Credit swap mark-to-market gains in 2003 resulted from the tightening of credit spreads. The losses in 2002 resulted from credit spreads widening.

OTHER

Our other net realized investment losses in 2002 included a reclassification from Accumulated Other Comprehensive Income to Net Realized Investment Losses of $18.7 related to cash flow hedges that were discontinued in connection with the retirement of the underlying commercial paper borrowings.

Investment Portfolio

These tables summarize our investment portfolio at December 31, 2004 and 2003:

DECEMBER 31, 2004	COST OR AMORTIZED COST	CARRYING VALUE
P&C
Fixed Maturities – Taxable	$6,488.5	$6,674.4
Fixed Maturities – Non-taxable	2,058.4	2,209.5
CORPORATE
Fixed Maturities – Taxable	411.1	410.4

Total Fixed Maturities	8,958.0	9,294.3
Marketable Equity Securities	640.3	1,101.4
Other Invested Assets	8.5	8.5

Total Investment Portfolio	$9,606.8	$10,404.2

DECEMBER 31, 2003	COST OR AMORTIZED COST	CARRYING VALUE
P&C
Fixed Maturities – Taxable	$5,534.3	$5,828.2
Fixed Maturities – Non-taxable	2,007.5	2,156.5
CORPORATE
Fixed Maturities – Taxable	175.4	174.5

Total Fixed Maturities	7,717.2	8,159.2
Marketable Equity Securities	684.8	1,166.2
Other Invested Assets	18.8	18.8

Total Investment Portfolio	$8,420.8	$9,344.2

As of December 31, 2004, our fixed maturities, carried at $9,294.3, included:

•	Gross unrealized gains of $358.1

•	Gross unrealized losses of $21.8

As of December 31, 2004, our marketable equity securities, carried at $1,101.4, included:

•	Gross unrealized gains of $463.3

•	Gross unrealized losses of $2.2

As of December 31, 2003, our fixed maturities, carried at $8,159.2, included:

•	Gross unrealized gains of $459.0

•	Gross unrealized losses of $17.0

As of December 31, 2003, our marketable equity securities, carried at $1,166.2, included:

•	Gross unrealized gains of $484.1

•	Gross unrealized losses of $2.7

No one industry contributed to more than 10% of the total gross unrealized losses.

We reviewed all our investments with unrealized losses at the end of 2004. Our evaluation determined that all their declines in fair value were temporary.

This table shows by maturity, the total amount of gross unrealized losses on fixed maturities and marketable equity securities at December 31, 2004:

DECEMBER 31, 2004	COST OR AMORTIZED COST	FAIR VALUE	COST IN EXCESS OF FAIR VALUE
Fixed Maturities:
One Year or Less	$269.6	$268.7	$(0.9)
Over One Year Through Five Years	1,305.4	1,294.2	(11.2)
Over Five Years Through Ten Years	370.9	366.4	(4.5)
Over Ten Years	71.8	71.1	(0.7)
Mortgage-Backed Securities	523.3	518.8	(4.5)

Total Fixed Maturities	2,541.0	2,519.2	(21.8)
Total Marketable Equity Securities	62.9	60.7	(2.2)

Total	$2,603.9	$2,579.9	$(24.0)

Unrealized losses on our fixed maturities that have been in a loss position for more than a year at December 31, 2004, were $2.6, down from $7.0 at December 31, 2003. There were no unrealized losses on our marketable equity securities that have been in a loss position for more than a year at December 31, 2004.

These unrealized losses were less than 1% of our total portfolio value at both December 31, 2004 and 2003.

We continue to monitor these securities as part of our overall portfolio evaluation. If we determine an unrealized loss to be other-than-temporary, we report an impairment loss. We report impairment losses in the same period that we make the determination.

DIVERSIFICATION

Our investment portfolio is well diversified by issuer and industry type with no single issuer exceeding 1% of our consolidated investment portfolio.

These tables show our investment types and industries of our fixed maturities and marketable equity securities that exceed 3% of our portfolio at year-end 2004 and 2003:

DECEMBER 31, 2004	CARRYING VALUE	PERCENT OF TOTAL
States and Political Subdivisions	$2,547.7	24.5%
U.S Government and Agencies	1,160.3	11.2
Banks	1,053.1	10.1
Diversified Financial Services	483.3	4.6
Electric Utilities	451.7	4.3
Mortgage-Backed Securities	1,283.1	12.3
Other	3,416.5	32.9

Total Fixed Maturities and Marketable Equity Securities	10,395.7	99.9
Other Invested Assets	8.5	0.1

Total Investment Portfolio	$10,404.2	100.0%

DECEMBER 31, 2003	CARRYING VALUE	PERCENT OF TOTAL
States and Political Subdivisions	$2,381.1	25.5%
U.S. Government and Agencies	1,034.6	11.1
Banks	778.1	8.3
Electric Utilities	473.9	5.1
Mortgage-Backed Securities	1,128.2	12.1
Other	3,529.5	37.7

Total Fixed Maturities and Marketable Equity Securities	9,325.4	99.8
Other Invested Assets	18.8	0.2

Total Investment Portfolio	$9,344.2	100.0%

INVESTMENT PORTFOLIO QUALITY

The quality ratings of our fixed maturities portfolio were:

RATING	PERCENT AT DECEMBER 31, 2004	PERCENT AT DECEMBER 31, 2003
AAA	43%	42%
AA	11	11
A	29	23
BBB	14	19

Subtotal	97	95
BB or lower	2	3
Not Rated	1	2

Total	100%	100%

Below Investment Grade and Other Securities – A security is considered below investment grade if it has a rating below BBB. Our consolidated investment portfolio included below investment grade fixed maturities with a fair value of:

•	$166.2 at year-end 2004

•	$252.7 at year-end 2003

At December 31, 2004, these securities represented 1.8% of our total fixed maturities at fair value. At December 31, 2003, these securities represented 3.1% of our total fixed maturities at fair value.

The related amortized cost of the below investment grade fixed maturities was $155.4 at year-end 2004 and $233.7 at year-end 2003.

Our below investment grade securities had both a gross and net unrealized investment gain of $10.8 at year-end 2004.

Our below investment grade securities had a net unrealized investment gain of $19.1 at year-end 2003, composed of $21.6 of gross unrealized investment gains, partially offset by $2.5 of gross unrealized investment losses.

Our investment portfolio also included $122.8 of non-publicly traded fixed maturities and marketable equity securities – representing 1.2% of our total portfolio at year-end 2004, and $99.9 of non-publicly traded fixed maturities and marketable equity securities – representing 1.1% of our total portfolio at year-end 2003. Our investment portfolio included $89.1 of not-rated fixed maturities – securities not rated by a national rating service – representing 0.9% of our total portfolio at year-end 2004 and $88.3 of not-rated fixed maturities– representing 0.9% of our total portfolio at year-end 2003.

MORTGAGE-BACKED SECURITIES

Our mortgage-backed securities consist mainly of residential collateralized mortgage obligations (CMOs), pass-throughs and commercial mortgage-backed securities (CMBSs).

This table summarizes our holdings of mortgage-backed securities at year-end 2004:

DECEMBER 31, 2004	AMORTIZED COST	CARRYING VALUE	PERCENT
RESIDENTIAL
Planned and Targeted Amortization Class and Sequential Pay CMOs	$573.3	$574.1	44.7%
Floating Rate CMOs	98.3	98.6	7.7
Subordinates	23.9	24.6	1.9
Accrual Coupon (Z-Tranche) CMOs	12.5	13.5	1.1
Residential Mortgage-Backed Pass-Throughs (Non-CMOs)	3.5	3.6	0.3

Total Residential	711.5	714.4	55.7

SECURITIZED COMMERCIAL REAL ESTATE
CMBS Seniors	274.3	284.3	22.1
CMBS Subordinates	113.8	120.3	9.4
Government /Agency-Backed	49.9	52.3	4.1

Total Securitized Commercial Real Estate	438.0	456.9	35.6
Asset-Backed Seniors	108.6	110.1	8.6
Asset-Backed Subordinates	1.7	1.7	0.1

Total	$1,259.8	$1,283.1	100.0%

Here are the quality ratings of our mortgage-backed securities portfolio at year-end 2004:

RATING	PERCENT AT DECEMBER 31, 2004
Government/Agency Backed	42.2%
AAA	47.9
AA	5.2
A	3.2
BBB	1.4
BB or lower	0.0
Not Rated	0.1

Total	100.0%

Capital Resources and Liquidity

OUR LIQUIDITY NEEDS

P&C insurance liabilities are somewhat unpredictable and largely short in duration. The payments we make to policyholders depend upon losses they suffer from accidents or other unpredictable events that are covered by insurance. While we estimate how much cash we’ll need and when we’ll need it based on prior experience and the mix of business we write, we cannot predict all future events, particularly catastrophes. So we generally invest in high-quality securities with greater liquidity – investments that can quickly be turned into cash – to support our projected or potential need for funds.

SOURCES OF OUR FUNDS

We get cash from insurance premiums, dividends, interest, sales or maturity of investments and debt and equity offerings.

We have not engaged in the sale of investments or other assets by securitization.

The cash flow from our operating activities for the past three years was:

•	$990.1 in 2004

•	$575.3 in 2003

•	$90.9 in 2002

The increase was due to cash received from premium growth of $5.56 billion in 2004, $5.07 billion in 2003 and $4.54 billion in 2002, and lower insurance claims paid of $3.31 billion in 2004, $3.36 billion in 2003 and $3.41 billion in 2002, reflecting our improved underwriting results. Dividends and interest received on our investment portfolio of $512.5 in 2004, $464.5 in 2003 and $453.7 in 2002, also contributed to the increase in cash flow.

We believe that cash flows from our operations, investment portfolio and bank credit facility are sufficient to meet our future liquidity needs.

HOW WE USE OUR FUNDS

We use funds to support our operations, make interest and principal payments on debt, pay dividends to our shareholders and grow our investment portfolio.

We use cash from insurance operations primarily to pay claims and claim adjustment expenses. We require insurance premiums to be paid in advance. As a result, cash flows into our business before or at the time premium revenues are recognized. Cash flows out of our business in subsequent months or years as claims are paid.

Sale of L&I and Use of Proceeds— On August 2, 2004, we completed the sale of our L&I operations, resulting in $1,499.0 of total sales proceeds. We used $735.2 of these proceeds, including transaction costs, to repurchase $618.4 of debt, resulting in a $121.0 pretax ($78.7 after-tax) loss on debt repurchases. Including transaction costs, we used $625.0 to execute an Accelerated Stock Buyback (ASB) program of 13,247,863 shares of common stock, and we retained the balance to provide future flexibility and pay transaction-related expenses.

OUR CAPITAL STRUCTURE

Repurchases of Debt — On August 13, 2004, we repurchased $473.4 in principal amount of 8.072% debentures for $562.7, and on September 1, 2004, we repurchased $145.0 in principal amount of 7.250% senior notes for $170.9. Including transaction costs, we reported a pretax loss on debt repurchases of $121.0 ($78.7 after tax) in the Consolidated Statements of Income.

Accelerated Stock Buyback — On August 2, 2004, we repurchased 13,247,863 shares, or approximately 9.5% of our outstanding common stock under an ASB program. The shares were purchased from a dealer at a price of $46.80 per share, for a total of $625.0 including transaction costs. Through the ASB program, we returned excess capital from the L&I sale to shareholders and immediately reduced the number of our common shares outstanding. The dealer obtained the shares that we purchased by borrowing them in the open market, and then the dealer repurchases shares in the market over the following six to nine months to repay the borrowed shares. $200.0 of the ASB is subject to a collar, a contract that sets a minimum and maximum price for us for the shares repurchased under the collar. At the end of the program, we may receive, or be required to pay, a price adjustment based on volume weighted average price of our common stock during the period of the ASB repurchases. This adjustment will be recorded in shareholders’ equity.

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

At the same time, we entered into a $375.0 notional amount interest rate swap, of which we terminated $145.0 notional amount in 2004. This converted our 7.250% fixed rate into a LIBOR-based floating rate obligation. We marked-to-market the fair value of the interest rate swap on the Debt line of our Consolidated Balance Sheets.

Our Bank Credit Facility – We maintain a bank credit facility with $300.0 available. This was reduced from $500.0 available following our sale of L&I. The terms of the bank credit facility – which runs through September 2005 – require us to:

•	Pay a fee to have these funds available

•	Maintain a specified minimum level of shareholders’ equity

•	Keep our debt-to-capitalization ratio below a specified maximum

The bank credit facility does not require us to maintain any deposits as compensating balances. At the end of 2004 and throughout 2004, we had no borrowings under the bank credit facility and we were in compliance with all its covenants.

OUR CONTRACTUAL OBLIGATIONS

Our contractual obligations at the end of 2004 were:

	Payment by
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-Term Debt, Including Interest	$2,585.4	$83.9	$361.4	$324.1	$1,816.0
Operating Leases	289.1	46.6	89.3	74.0	79.2
Pension Obligations	170.6	21.9	31.6	32.8	84.3
Purchase Obligations	136.1	41.6	39.5	11.1	43.9

Subtotal	3,181.2	194.0	521.8	442.0	2,023.4
Loss and LAE Reserves (1)	5,209.3	1,829.3	1,550.0	600.0	1,230.0

Total	$8,390.5	$2,023.3	$2,071.8	$1,042.0	$3,253.4

(1)	Loss and LAE reserves represent our best estimate of losses from claims and related settlement costs. Because of the nature of insurance policies, there is typically no minimum contractual commitment associated with covered claims. Both the amounts and timing of such payments are estimates, and the inherent variability of resolving claims as well as changes in market conditions make the timing of cash outflows uncertain. Therefore, the ultimate amount and timing of Loss and LAE payments could differ from our estimates.

OFF-BALANCE SHEET ARRANGEMENTS

Our off-balance sheet arrangements are described in Notes 1 and 12 to our Consolidated Financial Statements on pages 90 and 122.

FINANCIAL STRENGTH RATINGS

Financial strength ratings provide a benchmark for comparing insurers. Higher ratings generally indicate greater financial strength and a stronger ability to pay claims.

Here are our current ratings:

	A.M. BEST	FITCH	MOODY’S	STANDARD & POOR’S
Safeco Corporation:
Senior Debt	bbb+	A-	Baa1	BBB+
Financial Strength:
P&C Subsidiaries	A	AA-	A1	A+

We believe our financial position is sound. As we have continued to execute our plans to improve P&C operating results, our financial position has strengthened. Our debt service coverage has improved over the last two years, and we expect that to continue in 2005.

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

REGULATORY CONSIDERATIONS

There are no recently passed, or recommendations calling for, regulations that would materially affect our liquidity, capital resources or results of operations.

A number of state legislatures and insurance regulatory agencies have enacted laws and regulations that limit the use of credit information in the underwriting process. Additional states are considering doing so. Our P&C businesses use insurance scoring, which is partially based on credit information in making risk selection and pricing decisions. Limitations or prohibitions on the use of credit information could negatively affect our P&C business plans.

Various states’ Departments of Insurance and Attorneys General have responded to recent publicity surrounding broker compensation issues by issuing inquiries and subpoenas to insurance companies and insurance producers domiciled or doing business in their states. To date, we have received inquiries or subpoenas from the California, Illinois, Missouri, Oregon, North Carolina, Texas and Washington Departments of Insurance and the California Attorney General. We have responded or are responding as these arrive. We have no reason to believe, and do not believe, that these events will materially or adversely impact our financial condition, operating results or liquidity.

Dividend Payments From Our Subsidiaries – Our insurance subsidiaries pay dividends to Safeco Corporation. We then use those funds to pay dividends to our shareholders as well as to make principal and interest payments on our debt. Individual states limit the amount of dividends that our subsidiaries domiciled in those states can pay us. Exceeding such limits would require prior regulatory approval. In 2005, our insurance subsidiaries can pay up to $755.3 in dividends without obtaining prior regulatory approval. These amounts are according to the limits states had in place at the end of 2004.

Risk-Based Capital – The National Association of Insurance Commissioners (NAIC) and state regulators use risk-based capital (RBC) formulae to identify companies that are undercapitalized and that may merit further regulatory attention or action. Our insurance subsidiaries have more than sufficient capital to meet RBC requirements.

Income Taxes

At December 31, 2004, we had approximately $746.3 of gross deferred income tax assets. Gross deferred income tax assets are composed of temporary differences created as a result of amounts deductible for taxes in future periods. Our deferred income tax assets include capital loss carryforwards of $10.8 that expire in 2009 and alternative minimum tax carryforwards of $51.8 that carryforward indefinitely. Although realization of deferred income tax assets is not assured, we believe they will be realized through future earnings, including but not limited to the generation of future operating income, reversal of existing temporary differences and available tax planning strategies. Accordingly, we have not recorded a valuation allowance for these assets.

American Jobs Creation Act – This Act was signed into law on October 22, 2004 and largely focuses on provisions related to international and manufacturing operations, but it also imposes more rigorous tax disclosure and reporting rules and significant penalties for noncompliance and includes provisions that limit the traditional flexibility of executive deferred compensation plans. We are currently reviewing our nonqualified deferred compensation plans and assessing the new law’s impact on our operations, but we do not expect that it will have a material impact on our financial condition, operating results or liquidity.

Pension Plans

Our pension obligations resulted from the defined benefit (pension) plan we sponsor covering substantially all employees. See Note 10 to the Consolidated Financial Statements for a discussion of the plan and its effect on the Consolidated Financial Statements.

Amounts recorded for net periodic pension cost and the benefit obligation at the measurement date are affected by the changes in assumptions used to determine the weighted average discount rate and expected long-term rate of return on plan assets. To calculate our benefit obligation, as of December 31, 2004, we used a weighted average discount rate of 5.50% based on an evaluation of the nature and timing of the pension obligations. Specifically, we calculated an equivalent discount rate on a hypothetical portfolio of high-quality fixed maturities with future cash flows that match the timing and amount of our estimated future benefit payments. We used an expected long-term rate of return on our investments of 8.00%, by considering the mix of investments within the plan as well as actual investment experience during the lifetime of the plan.

To calculate net periodic pension cost for the year ended December 31, 2004, we used a weighted average discount rate of 6.25% and an expected long-term rate of return of 8.00%. A decrease of 100 basis points in the weighted average discount rate would result in an increase of $0.9 in pension cost in 2004. A decrease of 100 basis points in the expected long-term rate of return on plan assets would result in an increase of $1.1 in pension cost in 2004.

New Accounting Standards

See discussion of new accounting standards in Note 1 to our Consolidated Financial Statements.

Item 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK DISCLOSURES FOR FINANCIAL INSTRUMENTS

This table shows the fair values of certain of our financial instruments on our Consolidated Balance Sheets at December 31, 2004 and 2003. To analyze the sensitivity of our financial instruments to changes in interest rates and equity prices, we show in the second column in the table for each year the effect a 100 basis-point increase in market interest rates would have on the fair values. In the third column for each year we show the effect a 10% decline in equity prices would have on fair values:

	2004			2003
	Increase (Decrease) in Asset or Liability			Increase (Decrease) in Asset or Liability
DECEMBER 31	Fair Value	Change in Interest Rates	Change in Equity Prices	Fair Value	Change in Interest Rates	Change in Equity Prices
FINANCIAL ASSETS
Fixed Maturities	$9,294.3	$(385.7)	$—	$8,159.2	$(515.4)	$—
Marketable Equity Securities	1,101.4	—	(110.1)	1,166.2	—	(116.6)
Cash and Cash Equivalents	251.9	—	—	319.0	—	—
Derivative Financial Instruments
Interest Rate Swaps	6.2	(10.0)	—	12.2	(20.6)	—
FINANCIAL LIABILITIES
6.875% Notes Due 2007	214.2	(4.9)	—	221.1	(6.9)	—
4.200% Notes Due 2008	202.1	(5.7)	—	200.6	(7.3)	—
4.875% Notes Due 2010	307.2	(13.4)	—	301.3	(15.2)	—
7.250% Notes Due 2012	262.5	(15.2)	—	432.9	(27.4)	—
8.072% Debentures Due 2037	$462.4	$(52.6)	$—	$960.7	$(29.2)	$—

Market risk is our potential loss from adverse changes in market prices and interest rates. In addition to market risk, we are exposed to other risks, including:

•	Credit risk related to our investments

•	Underlying insurance risk related to our core businesses

The sensitivity analysis used for the table summarizes only the market risk related to our recorded financial assets and liabilities. We seek to maintain reasonable average durations for all of our financial assets and liabilities. We try to maximize income without sacrificing investment quality while providing for liquidity and diversification.

We calculate the estimated fair values at the adjusted market rates by using discounted cash flow analysis and duration modeling, where appropriate. The adjusted market rates assume a 100 basis-point increase in market interest rates.

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

Item 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements and schedules listed in the Index to Financial Statements, Schedules and Exhibits on page 81 are filed as part of this report.

Item 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A: Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934 (the Exchange Act), our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting and Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

The information required to be furnished under this heading is set forth under the captions “Management’s Report on Internal Control over Financial Reporting” on page 82 and “Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting” on page 83.

Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d) of the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated our internal control over financial reporting to determine whether any changes occurred during the fourth fiscal quarter covered by this annual report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there has been no such change during the fourth quarter.

Item 9B: OTHER INFORMATION

None.

Part III

Item 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

This information will be contained in the definitive proxy statement to be filed 120 days after December 31, 2004 and is incorporated herein by reference, except for the portion about executive officers, which is included in Part I.

Item 11: EXECUTIVE COMPENSATION

This information will be contained in the definitive proxy statement to be filed 120 days after December 31, 2004 and is incorporated herein by reference.

Item 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

This information will be contained in the definitive proxy statement to be filed 120 days after December 31, 2004 and is incorporated herein by reference, except for the required disclosure about equity compensation plans, which is included below.

This table provides information as of December 31, 2004 about the number of shares of Safeco common stock that may be issued upon the exercise of outstanding stock awards under our existing equity compensation plans. It also includes the number of shares that remain available for future issuance.

Our shareholder-approved, equity-compensation plans are our 1987 Long-Term Incentive Plan and our 1997 Long-Term Incentive Plan.

We also have an Agency Stock Purchase Plan. This plan permits our highest-producing distributors to purchase Safeco stock annually at a discount. One million shares were authorized for issuance under this Plan.

Column (a) sets forth the number of shares of our common stock that may be issued on exercise of outstanding awards. Column (b) states the weighted average exercise price for the outstanding options under our shareholder-approved plans. Column (c) includes the aggregate number of shares available for future issuance only under our 1997 Long-Term Incentive Plan in the first row and under our Agency Stock Purchase Plan in the second row. No shares remain available for issuance under our 1987 Long-Term Incentive Plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans, (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	5,227,124	(1)	$34.04	3,817,853	(2)
Equity compensation plans not approved by security holders	—		—	885,019

Total	5,227,124		$34.04	4,702,872

(1)	This amount includes 687,637 shares that may be issued upon settlement of restricted stock rights and performance stock rights granted to employees, which may be settled in stock or cash. The remaining 4,539,487 of this amount are shares that may be issued on exercise of options granted to employees, officers and directors.
(2)	Certain securities remaining available for issuance are subject to an automatic grant program for our non-management directors under our Long-Term Incentive Plan. This program provides automatic grants of restricted stock rights for 2,500 shares annually to each of our non-management directors.

Item 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

This information will be contained in the definitive proxy statement to be filed 120 days after December 31, 2004 and is incorporated herein by reference.

Item 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

This information will be contained in the definitive proxy statement to be filed 120 days after December 31, 2004 and is incorporated herein by reference.

Part IV

Item 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

(a)(2) Financial Statement Schedules

(a)(3) Exhibits

The financial statements, financial statement schedules and exhibits listed in the Index to Financial Statements, Schedules and Exhibits on page 81 are filed as a part of this report.

(b) Reports on Form 8-K

This table lists the reports on Form 8-K we filed during the quarter ended December 31, 2004, and for the period up to the filing date of this Form 10-K.

Filing dated	Under	Filing related to
October 13, 2004	Items 8.01 and 9.01	Safeco Estimates Third-Quarter Catastrophe Losses
October 19, 2004	Items 2.02 and 9.01	Earnings Release for Quarter ended September 30, 2004
November 5, 2004	Items 1.01, 5.02 and 9.01	Amendment to Leadership Performance Plan and Appointment of Officers
November 10, 2004	Item 8.01	Request for Information regarding Producer Compensation
November 24, 2004	Item 8.01	Receipt of Subpoena from California Attorney General
January 5, 2005	Item 1.01	Amendment to Employment Agreement of CEO
January 19, 2005	Items 2.02 and 9.01	Earnings Release for the Quarter ended December 31, 2004
February 2, 2005	Items 5.02, 5.03 and 9.01	Departure of Directors and Amendment to Bylaws
February 16, 2005	Items 5.02 and 9.01	Announcement naming Gary Locke as Director

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 3, 2005.

Safeco Corporation

Registrant

/s/ MICHAEL S. MCGAVICK
Michael S. McGavick, Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 3, 2005.

Name	Title
/s/ MICHAEL S. MCGAVICK	Chairman, President and Chief Executive Officer
Michael S. McGavick

/s/ CHRISTINE B. MEAD	Executive Vice President and Chief Financial Officer
Christine B. Mead

/s/ MAURICE S. HEBERT	Senior Vice President and Controller
Maurice S. Hebert

/s/ JOSEPH W. BROWN	Director
Joseph W. Brown

/s/ PHYLLIS J. CAMPBELL	Director
Phyllis J. Campbell

/s/ ROBERT S. CLINE	Lead Director
Robert S. Cline

/s/ JOSHUA GREEN III	Director
Joshua Green III

/s/ G. THOMPSON HUTTON	Director
G. Thompson Hutton

/s/ KERRY KILLINGER	Director
Kerry Killinger

Director
Gary Locke

/s/ WILLIAM G. REED, JR.	Director
William G. Reed, Jr.

/s/ JUDITH M. RUNSTAD	Director
Judith M. Runstad

Index to Financial Statements, Schedules and Exhibits

We exclude other schedules from this list – and from this Form 10-K – because either they are not applicable or the information is included in our Consolidated Financial Statements.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over Safeco’s financial reporting. Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. We assessed the effectiveness of Safeco’s internal control over financial reporting as of December 31, 2004. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment using those criteria, we conclude that Safeco’s internal control over financial reporting is effective as of December 31, 2004. Ernst & Young LLP, Safeco’s independent registered public accountants, have issued an audit report on our assessment of the company’s internal control over financial reporting. Their report appears below.

/s/ Michael S. McGavick	/s/ Christine B. Mead
Michael S. McGavick	Christine B. Mead
Chairman, President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm on

Internal Control Over Financial Reporting

Board of Directors and Shareholders of Safeco Corporation:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Safeco Corporation maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Safeco Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorization of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Safeco Corporation maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Safeco Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Safeco Corporation as of December 31, 2004 and 2003, and the related consolidated statements of income, comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004 of Safeco Corporation and our report dated February 18, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Seattle, Washington

February 18, 2005

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders of Safeco Corporation:

We have audited the accompanying consolidated balance sheets of Safeco Corporation and its subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Safeco Corporation and its subsidiaries at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As described in Note 1 to the consolidated financial statements, Safeco Corporation and its subsidiaries changed their method of accounting for stock-based compensation and their method of accounting for their capital securities in 2003.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 18, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Seattle, Washington

February 18, 2005

FINANCIAL STATEMENTS

Consolidated Statements of Income

(In Millions, Except Per Share Amounts)

YEAR ENDED DECEMBER 31	2004	2003	2002
REVENUES
Earned Premiums	$5,529.1	$4,901.8	$4,521.3
Net Investment Income	464.6	468.4	467.8
Net Realized Investment Gains	200.8	70.1	225.6
Other	0.9	9.8	10.7

Total Revenues	6,195.4	5,450.1	5,225.4

EXPENSES
Losses and Loss Adjustment Expenses	3,495.2	3,452.2	3,363.2
Amortization of Deferred Policy Acquisition Costs	924.6	846.2	818.8
Other Underwriting and Operating Expenses	648.1	635.3	590.6
Interest Expense	108.2	127.1	131.5
Loss on Debt Repurchases	121.0	—	—
Restructuring Charges	5.4	9.2	21.8

Total Expenses	5,302.5	5,070.0	4,925.9

Income from Continuing Operations before Income Taxes	892.9	380.1	299.5
Provision for Income Taxes	272.7	94.6	60.4

Income from Continuing Operations	620.2	285.5	239.1
Results from Discontinued Operations, Net of Taxes	(57.8)	53.7	62.0

Net Income	$562.4	$339.2	$301.1

INCOME PER SHARE OF COMMON STOCK - DILUTED
Income from Continuing Operations	$4.59	$2.06	$1.85
Results from Discontinued Operations, Net of Taxes	(0.43)	0.38	0.48

Net Income Per Share of Common Stock – Diluted	$4.16	$2.44	$2.33

INCOME PER SHARE OF COMMON STOCK - BASIC
Income from Continuing Operations	$4.62	$2.06	$1.85
Results from Discontinued Operations, Net of Taxes	(0.43)	0.39	0.48

Net Income Per Share of Common Stock – Basic	$4.19	$2.45	$2.33

DIVIDENDS DECLARED PER SHARE	$0.81	$0.74	$0.74

AVERAGE NUMBER OF SHARES OUTSTANDING:
Diluted	135.2	138.9	129.3
Basic	134.1	138.4	129.0

See Notes to Consolidated Financial Statements.

Consolidated Balance Sheets

(In Millions)

DECEMBER 31	2004	2003
ASSETS
Investments:
Available-for-Sale Securities:
Fixed Maturities, at Fair Value (Cost or amortized cost: $8,958.0; $7,717.2)	$9,294.3	$8,159.2
Marketable Equity Securities, at Fair Value (Cost: $640.3; $684.8)	1,101.4	1,166.2
Other Invested Assets	8.5	18.8

Total Investments	10,404.2	9,344.2
Cash and Cash Equivalents	251.9	319.0
Accrued Investment Income	129.7	120.9
Premiums and Service Fees Receivable	1,146.5	1,043.9
Current Income Taxes Recoverable	54.7	20.5
Deferred Income Taxes Recoverable	292.6	274.3
Reinsurance Recoverables	356.2	372.0
Deferred Policy Acquisition Costs	382.2	356.8
Land, Buildings and Equipment for Company Use (At cost less accumulated depreciation: $312.9; $311.8)	380.9	433.7
Other Assets	255.3	361.3
Securities Lending Collateral	931.9	951.9
Assets of Discontinued Operations	—	22,548.9

Total Assets	$14,586.1	$36,147.4

LIABILITIES AND SHAREHOLDERS’ EQUITY
Loss and Loss Adjustment Expense Reserves	$5,209.3	$5,044.6
Unearned Premiums	2,192.0	2,053.6
Debt	1,332.9	1,951.3
Other Liabilities	999.1	1,180.0
Securities Lending Payable	931.9	951.9
Liabilities of Discontinued Operations	—	19,942.7

Total Liabilities	10,665.2	31,124.1

Commitments and Contingencies	—	—
Preferred Stock, No Par Value
Shares Authorized: 10
Shares Issued and Outstanding: None	—	—
Common Stock, No Par Value
Shares Authorized: 300
Shares Reserved for Stock Awards: 9.1; 11.6
Shares Issued and Outstanding: 127.0; 138.6	641.8	1,197.3
Retained Earnings	2,763.8	2,308.7
Total Accumulated Other Comprehensive Income, Net of Taxes	515.3	1,517.3

Total Shareholders’ Equity	3,920.9	5,023.3

Total Liabilities and Shareholders’ Equity	$14,586.1	$36,147.4

See Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows

(In Millions)

YEAR ENDED DECEMBER 31	2004	2003	2002
OPERATING ACTIVITIES
Insurance Premiums Received	$5,564.7	$5,070.2	$4,540.6
Dividends and Interest Received	512.5	464.5	453.7
Insurance Claims Paid	(3,313.4)	(3,359.4)	(3,405.2)
Underwriting, Acquisition, Insurance and Other Operating Costs Paid	(1,522.5)	(1,456.2)	(1,331.3)
Interest Paid	(123.5)	(127.8)	(133.4)
Income Taxes Paid	(127.7)	(16.0)	(33.5)

Net Cash Provided by Operating Activities	990.1	575.3	90.9

INVESTING ACTIVITIES
Purchases of:
Fixed Maturities Available-for-Sale	(2,997.1)	(2,453.9)	(3,061.6)
Equity Securities Available-for-Sale	(472.6)	(176.5)	(179.1)
Other Invested Assets	—	—	(189.9)
Maturities and Calls of Fixed Maturities Available-for-Sale	949.6	1,031.2	376.0
Sales of:
Fixed Maturities Available-for-Sale	721.9	892.3	1,916.2
Equity Securities Available-for-Sale	674.9	202.3	524.8
Other Invested Assets	2.0	4.2	41.2
Proceeds from Sale of Subsidiaries	1,499.0	—	—
Other, Net	4.1	(12.9)	(3.0)

Net Cash Provided by (Used in) Investing Activities	381.8	(513.3)	(575.4)

FINANCING ACTIVITIES
Repayment of Notes	(735.2)	(507.2)	(43.0)
Common Stock Reacquired	(663.0)	—	(9.9)
Dividends Paid to Shareholders	(104.8)	(102.4)	(94.6)
Stock Options Exercised	64.0	1.6	8.1
Proceeds from Notes Issued	—	495.9	371.8
Proceeds from Common Stock Offering	—	—	329.2
Net Repayment of Commercial Paper	—	—	(299.0)

Net Cash Provided by (Used in) Financing Activities	(1,439.0)	(112.1)	262.6

Net Decrease in Cash and Cash Equivalents	(67.1)	(50.1)	(221.9)
Cash and Cash Equivalents at Beginning of Year	319.0	369.1	591.0

Cash and Cash Equivalents at End of Year	$251.9	$319.0	$369.1

See Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows –

Reconciliation of Net Income to Net Cash Provided by Operating Activities

(In Millions)

YEAR ENDED DECEMBER 31	2004	2003	2002
Net Income	$562.4	$339.2	$301.1
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Results from Discontinued Operations, Net of Taxes	57.8	(53.7)	(62.0)
Net Realized Investment Gains	(200.8)	(70.1)	(225.6)
Amortization of Fixed Maturities	49.4	13.7	(10.9)
Amortization and Depreciation	63.1	61.7	68.9
Deferred Income Tax Provision	44.2	78.3	84.7
Other, Net	16.0	7.3	3.8
Changes in:
Accrued Investment Income	(8.8)	(12.0)	(4.7)
Deferred Policy Acquisition Costs	(25.4)	(23.9)	(10.2)
Loss and Loss Adjustment Expense Reserves	164.7	46.1	(55.2)
Unearned Premiums	138.4	215.7	64.9
Current Income Taxes Recoverable	(34.2)	4.7	(56.0)
Other Assets and Liabilities	163.3	(31.7)	(7.9)

Total Adjustments	427.7	236.1	(210.2)

Net Cash Provided by Operating Activities	$990.1	$575.3	$90.9

There were no significant non-cash financing or investing activities for the years ended December 31, 2004, 2003 or 2002.

See Notes to Consolidated Financial Statements.

Consolidated Statements of Shareholders’ Equity

(In Millions Except Share Amounts)

YEAR ENDED DECEMBER 31	2004	2003	2002
COMMON STOCK
Balance at Beginning of Year	$1,197.3	$1,178.1	$841.9
Stock Issued for Options and Rights, (including Taxes of $7.8; $1.3; $0.8)	91.9	11.9	9.0
Stock Compensation	15.6	7.3	—
Stock Reacquired in Accelerated Stock Buyback	(625.0)	—	—
Stock Reacquired	(38.0)	—	(2.0)
Stock Offering	—	—	329.2

Balance at End of Year	641.8	1,197.3	1,178.1

RETAINED EARNINGS
Balance at Beginning of Year	2,308.7	2,072.2	1,875.9
Net Income	562.4	339.2	301.1
Dividends Declared	(107.3)	(102.4)	(96.5)
Common Stock Reacquired and Other	—	(0.3)	(8.3)

Balance at End of Year	2,763.8	2,308.7	2,072.2

ACCUMULATED OTHER COMPREHENSIVE INCOME, NET OF TAXES
Balance at Beginning of Year	1,517.3	1,181.3	916.8
Other Comprehensive Income (Loss)	(1,002.0)	336.0	264.5

Balance at End of Year	515.3	1,517.3	1,181.3

SHAREHOLDERS’ EQUITY	$3,920.9	$5,023.3	$4,431.6

YEAR ENDED DECEMBER 31	2004	2003	2002
COMMON SHARES OUTSTANDING
Number of Shares Outstanding at Beginning of Year	138,604,840	138,195,596	127,733,251
Shares Issued for Stock Options and Rights	2,486,516	409,244	299,763
Shares Reacquired in Accelerated Stock Buyback	(13,247,863)	—	—
Other Shares Reacquired	(885,000)	—	(302,418)
Shares Issued In Common Stock Offering	—	—	10,465,000

Number of Shares Outstanding at End of Year	126,958,493	138,604,840	138,195,596

Consolidated Statements of Comprehensive Income (Loss)

YEAR ENDED DECEMBER 31	2004	2003	2002
(In Millions)
Net Income	$562.4	$339.2	$301.1
Other Comprehensive Income (Loss), Net of Taxes:
Change in Unrealized Gains and Losses on Available-for-Sale Securities	39.8	150.6	0.3
Reclassification Adjustment for Net Realized Investment Gains Included in Income from Continuing Operations	(126.4)	(45.9)	(146.6)
Foreign Currency Translation Adjustments	2.5	6.9	(7.1)
Change In Minimum Pension Liability	5.7	3.1	(8.8)
Change in Discontinued Operations	(923.6)	221.3	426.7

Other Comprehensive Income (Loss)	(1,002.0)	336.0	264.5

Comprehensive Income (Loss)	$(439.6)	$675.2	$565.6

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

(Dollar amounts in millions except for ratios and per share data, unless noted otherwise)

Note 1: Summary of Significant Accounting Policies

NATURE OF OPERATIONS

Safeco Corporation is a Washington State corporation operating across the United States, with insignificant non-U.S. activities. We sell property and casualty insurance. We generated virtually all of our revenues from continuing operations in 2004 from these activities.

Throughout our Consolidated Financial Statements, we refer to Safeco Corporation and its subsidiaries as “Safeco,” “we” and “our.” We refer to the property and casualty businesses as “Property & Casualty” and “P&C.” We refer to all other continuing activities, primarily the financing of our business activities, as “Corporate.” We refer to the discontinued life insurance, group stop-loss medical insurance, trust, asset management and brokerage operations as “Discontinued Operations,” “Life & Investments” and “L&I.”

On March 15, 2004, we entered into definitive agreements to sell substantially all of our Life & Investments operations. On April 8, 2004, we entered into an agreement to sell the remaining part of our L&I operations and accordingly, we have presented L&I as a Discontinued Operation in these Consolidated Financial Statements in accordance with Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Prior-year amounts have been restated to reflect the presentation of Discontinued Operations.

On August 2, 2004, we completed the sale of our life insurance, group stop-loss medical insurance and asset management operations to an investor group led by White Mountains Insurance Group, Ltd., and Berkshire Hathaway, Inc. We completed the sale of Talbot Financial Corporation (our brokerage operation) on July 1, 2004, and the sale of Safeco Trust Company on April 19, 2004. We received $1,499.0 in total sales proceeds. We used $735.2 of these proceeds, including transaction costs, to repurchase $618.4 of debt, resulting in a $121.0 pretax ($78.7 after-tax) loss on debt repurchases. Including transaction costs, we used $625.0 to execute an Accelerated Stock Buyback (ASB) program of 13,247,863 shares of common stock, and we retained the balance to provide future flexibility and pay transaction-related expenses. See Note 17 – Discontinued Operations.

BASIS OF CONSOLIDATION AND REPORTING AND USE OF ESTIMATES

We have prepared the Consolidated Financial Statements in conformity with U.S. generally accepted accounting principles (GAAP). Preparing financial statements in conformity with GAAP requires us to make estimates and assumptions that may affect the amounts reported in these Consolidated Financial Statements and Notes to the Consolidated Financial Statements. Actual results could differ from those estimates.

The Consolidated Financial Statements include Safeco Corporation and its subsidiaries. We have eliminated all significant intercompany transactions and balances in the Consolidated Financial Statements.

We made certain reclassifications to prior-year amounts for consistency with our current-year presentation.

REVENUE RECOGNITION

We include property and casualty insurance premiums in revenues as they are earned over the terms of the policies. We determine the earned portion on a daily pro rata basis – an equal portion of the premium is reported as earned premium revenue for each day of the policy term. We report the unearned portion of the policy premium as a liability on the Consolidated Balance Sheets, before the effect of any reinsurance.

EARNINGS PER SHARE

We calculate basic earnings per share by dividing net income by the weighted-average number of common shares outstanding during the year. Diluted earnings per share include additional common shares assumed issued under the treasury stock method – this reflects the potential dilution that would occur if options were exercised and restricted stock rights (RSRs) and performance stock rights (PSRs) were vested.

The following table illustrates the computation of net income per share based upon both weighted-average and dilutive common shares outstanding:

YEAR ENDED DECEMBER 31	2004	2003	2002
(In Millions except per Share Amounts)

Net Income	$562.4	$339.2	$301.1
Average Number of Common Shares Outstanding	134.1	138.4	129.0
Basic Net Income Per Share	$4.19	$2.45	$2.33
Net Income	$562.4	$339.2	$301.1

Average Number of Common Shares Outstanding	134.1	138.4	129.0
Additional Common Shares Assumed Issued Under Treasury Stock Method	1.1	0.5	0.3

Average Number of Common Shares Outstanding - Diluted	135.2	138.9	129.3

Diluted Net Income Per Share	$4.16	$2.44	$2.33

STOCK–BASED COMPENSATION EXPENSE

Under the Safeco Long–Term Incentive Plan of 1997 (the Plan), as amended, we grant incentive stock options, non–qualified stock options, RSRs, PSRs and stock appreciation rights to officers, key employees and members of our Board of Directors. We grant all such stock–based compensation awards at the fair market value of our stock on the date of the grant. In May 2004, we replaced our annual stock option program to key employees with a restricted stock rights program.

Prior to 2003, we applied Accounting Principles Board Opinion 25 (APB 25) in accounting for our stock options, as allowed under SFAS 123, “Accounting for Stock-Based Compensation,” as amended. Under APB 25, we recognized no compensation expense related to options because the exercise price of our employee stock options equaled the fair market value of the underlying stock on the date of grant.

In December 2002, the FASB issued SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” amending SFAS 123, to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation under SFAS 123. Effective January 1, 2003, we adopted the fair value method for accounting for stock-based compensation as defined in SFAS 123, using the prospective basis transition method. Under this method, we have recognized expense for options granted, modified or settled after January 1, 2003. Stock-based compensation expense was $25.1 ($17.6 after tax) for 2004, $12.5 ($9.0 after tax) for 2003 and $3.8 ($2.5 after tax) for 2002.

The following table illustrates, on a pro forma basis, the effect on our net income and net income per share as if we had applied the fair value method to all outstanding and unvested awards in each year:

YEAR ENDED DECEMBER 31	2004	2003	2002
(In Millions, Except Per Share Amounts)
Net Income, as Reported	$562.4	$339.2	$301.1
Add Back: After-Tax Stock-based Compensation Expense Included in Reported Net Income	17.6	9.0	2.5
Deduct: Pro Forma Stock-based Compensation Expense *	(22.0)	(16.8)	(16.5)

Pro Forma Net Income	$558.0	$331.4	$287.1

Net Income Per Share
Basic - as Reported	$4.19	$2.45	$2.33
Diluted - as Reported	4.16	2.44	2.33
Basic - Pro Forma	4.16	2.39	2.23
Diluted - Pro Forma	4.13	2.39	2.22

*	Determined under fair value based method for all awards, net of related tax effects.

We used the Black-Scholes method (which models the value over time of financial instruments) to estimate the fair value at grant date of the options in 2003 and 2002 based on the factors shown below. No options were granted in 2004.

YEAR ENDED DECEMBER 31	2003		2002
Dividend Yield	2.5%		2.5%
Expected Volatility in Stock Price	35.0%		35.0%
Risk-Free Interest Rate	3.0%		2.6%
Expected Life of Stock Awards	5	yrs	4	yrs
Weighted-Average Fair Value at Grant Date	$11		$8

INVESTMENTS

In accordance with SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” we classify our investments in fixed maturities and marketable equity securities as available-for-sale and carry them at fair value. Fixed maturities include bonds, mortgage-backed securities and redeemable preferred stocks. Marketable equity securities include common stocks and non-redeemable preferred stocks. We report fluctuations between cost and fair value of these securities as net unrealized investment gains and losses, net of deferred income taxes, in Accumulated Other Comprehensive Income (AOCI) in Shareholders’ Equity.

We adjust the amortized cost of fixed maturities for amortization of premiums and accretion of discounts from the time of purchase to maturity. This amortization and accretion is included in Net Investment Income in our Consolidated Statements of Income.

For mortgage-backed securities, we recognize income using a constant effective yield based on anticipated prepayments and the estimated economic life of the securities. Quarterly, we compare our actual prepayments to those anticipated prepayments and recalculate the effective yield to reflect actual payments-to-date plus anticipated future payments. We include any resulting difference from this comparison as an adjustment to Net Investment Income in our Consolidated Statements of Income.

When we consider the collectibility of interest income for fixed maturities to be doubtful, we reverse any accrued but uncollectible interest income against Net Investment Income in the current period. We then place the securities on non-accrual status and do not restore them to accrual status until all the delinquent interest and principal are paid.

We determine net realized investment gains (losses) by identifying the cost and calculating the gain or loss of each specific security sold.

We regularly review the fair value of our investments. If the fair value of any of our investments falls below our amortized cost basis in the investment, we analyze the decrease to determine whether it is an other-than-temporary decline in fair value.

To make this determination for each security, we consider:

•	How long and by how much the fair value has been below cost

•	The financial condition and near-term prospects of the issuer of the security, including any specific events that may affect its operations or earnings

•	Our intent and ability to keep the security long enough for it to recover its value

•	Any downgrades of the security by a rating agency

•	Any reduction or elimination of dividends, or non-payment of scheduled interest payments

If we determine that the decline in fair value is other-than-temporary, we adjust the cost basis of the investment and report an impairment charge in Net Realized Investment Gains in our Consolidated Statements of Income in the period that we make this determination.

We use public market pricing information to determine the fair value of most of our investments. When such information is not available, as in the case of securities that are not publicly traded, we use other valuation techniques. These include using independent pricing sources, evaluating discounted cash flows, identifying comparable securities with quoted market prices and using internally prepared valuations based on certain modeling and pricing methods. Our investment portfolio at December 31, 2004, included $91.9 of fixed maturities and $30.9 of marketable equity securities that were not publicly traded. At December 31, 2003, our portfolio included $61.0 of fixed maturities and $38.9 of marketable equity securities that were not publicly traded.

Through a securities lending program, we lend certain securities from our fixed maturities portfolio to other institutions for short periods of time. We receive initial collateral at 102% of the market value of any security we loan. The borrower deposits this collateral with a lending agent who invests the collateral to generate additional income according to our guidelines. The market value of the loaned securities is monitored on a daily basis, and additional collateral is added or refunded as the market value of the loaned securities fluctuates, maintaining a collateral value of 102% at all times. We maintain full ownership rights to the securities that we have loaned and accordingly the loaned securities are classified as investments. We report the Securities Lending Collateral and the corresponding Securities Lending Payable on our Consolidated Balance Sheets as assets and liabilities.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents are short-term highly liquid investments that have original maturities of less than three months at the time we purchase them. We report cash and cash equivalents at our cost, which approximates fair value.

DERIVATIVE FINANCIAL INSTRUMENTS

SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” requires us to recognize all derivatives as either assets or liabilities in the Consolidated Balance Sheets at fair value.

We recognize the change in fair value of a derivative depending on our intended use of the derivative and whether it is effective as part of a hedging transaction. We apply hedge accounting treatment under SFAS 133 for derivatives that are highly effective and that we designate as fair value hedges.

We designate derivatives that hedge changes in fair value of recognized liabilities as fair value hedges. We recognize changes in the fair value of these derivatives and the related hedged items in Net Realized Investment Gains in the Consolidated Statements of Income.

When the change in fair value of the derivative does not perfectly offset the changes in fair value of the hedged transaction, we recognize the ineffective portion in Net Realized Investment Gains in the Consolidated Statements of Income. For derivatives that do not qualify for hedge accounting treatment under SFAS 133, we report the changes in fair value of these derivatives in Net Realized Investment Gains in the Consolidated Statements of Income.

We formally document all relationships between the hedging instruments and hedged items, as well as our risk-management objectives and strategies for undertaking various hedge transactions. We link all hedges that we designate as fair value hedges to specific liabilities on the Consolidated Balance Sheets. We also assess, both at the inception of the hedge and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting the changes in fair values of hedged items. When we determine that a derivative is not highly effective as a hedge, we discontinue hedge accounting on a prospective basis.

INCOME TAXES

We file a consolidated U.S. income tax return including all of our qualifying subsidiaries. We account for income taxes using the liability method in accordance with SFAS 109, “Accounting for Income Taxes.” The provision for income taxes has two components, amounts currently payable or receivable and deferred amounts. We recognize deferred income taxes for temporary differences – the differences between the GAAP financial statement carrying amounts of assets and liabilities and those we are required to use in the tax return. We report the tax effect of these temporary differences as deferred income tax assets and liabilities on our Consolidated Balance Sheets, measured using enacted laws and income tax rates that are currently in effect.

We consider deferred tax assets to be recoverable if it is probable that the related tax losses can be offset by our future taxable income. We include future operating income, the reversal of existing temporary differences and tax planning strategies available to us in this assessment. We would record a valuation allowance if the deferred tax assets exceeded the amount expected to be recovered in future years. We have not recorded a valuation allowance since we expect that we will fully realize our deferred tax assets.

We report both current tax assets and liabilities and deferred tax assets and liabilities on a net basis on our Consolidated Balance Sheets.

REINSURANCE

We use reinsurance to limit our losses on certain individual risks or reduce our exposure to catastrophic events. We buy reinsurance from several reinsurers and are not dependent upon any single reinsurer. Reinsurance does not eliminate our liability to our policyholders. We remain primarily liable to policyholders for the risks we insure.

We assess our reinsurance contracts to ensure that underwriting risk – the reasonable possibility of significant loss, and timing risk –the reasonable possibility of a significant variation in the timing of cash flows, are transferred to the reinsurer.

We estimate reinsurance recoverables in a manner consistent with the claim liability associated with the reinsured policy.

Determining reinsurance recoverables requires us to make estimates because we do not know the exact amount due from the reinsurer until all our underlying losses are settled. The amount of reinsurance recoverables varies depending on the size of individual losses and the aggregate amount of losses in a particular line of business.

We have established an allowance for uncollectible reinsurance of $15.4 at December 31, 2004 and $16.3 at December 31, 2003.

DEFERRED POLICY ACQUISITION COSTS

When we issue an insurance policy, we defer certain directly related costs, including commissions, premium taxes, underwriting and other costs. These deferred policy acquisition costs (DAC) are amortized into expenses over the period the related premiums are earned in our Consolidated Statements of Income. We report DAC net of acquisition costs that we cede to our reinsurers. Every quarter, we evaluate DAC for recoverability by comparing our unearned premiums to our estimated total expected claim costs and related expenses, offset by anticipated investment income. We would reduce the DAC asset if unearned premiums were less than expected claims and expenses after considering investment income. We report any adjustments in Amortization of Deferred Policy Acquisition Costs in our Consolidated Statements of Income. We perform this assessment of recoverability for total personal lines, total commercial lines and surety – this is consistent with our approach to issuing and servicing the underlying policies. We made no adjustments in 2004, 2003 or 2002.

LAND, BUILDINGS AND EQUIPMENT

We carry land, buildings and equipment used in operations, including certain costs incurred to develop or purchase computer software for internal use, on our Consolidated Balance Sheets at cost less accumulated depreciation.

We record depreciation on buildings for company use, equipment and capitalized software at various rates based on our estimates of their useful lives using the straight-line method. Depreciation expense was $53.2 for 2004, $59.2 for 2003 and $67.5 for 2002.

LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES

Our Loss and Loss Adjustment Expense (LAE) Reserves reflect management’s estimates of ultimate amounts for losses and related expenses that we have not yet paid to settle both reported and unreported claims. We report these amounts in our Loss and LAE Reserves on our Consolidated Balance Sheets.

We record two categories of loss and LAE reserves – case-basis reserves and incurred but not reported (IBNR) reserves.

We estimate case-basis reserves as the amount we will have to pay for losses that have already been reported to us but are not yet fully paid. These amounts include related legal expenses and other costs associated with resolving and settling a particular claim. They are reduced by amounts we expect to recover from salvage – the amount we recover from property that becomes ours after we pay a total loss – and subrogation – our right to recover payments from third parties.

In addition, at the end of every reporting period, we establish IBNR reserves to estimate the amount we will have to pay for:

•	Losses that have occurred, but have not yet been reported to us

•	Losses that have been reported to us that may ultimately be paid out differently than expected by our case-basis reserves

•	Losses that have been paid and closed but may reopen and require future payment

•	Expenses related to resolving and settling such losses

We use actuarial methods combined with management judgment to estimate IBNR reserves.

We do not discount any of our reserves to present value.

Estimating loss and LAE reserves is a complex process because the ultimate losses are uncertain. Some claims will be paid out over a number of years, and there may be a significant lag between the time a loss that is insured by us occurs and the time it is reported to us. It requires us to make significant judgments and assumptions about many internal variables and external factors. Examples of internal variables include changes in our claims handling practices and changes in our business mix. Examples of external factors include trends in loss costs, economic inflation, judicial changes, legislative changes and regulatory changes.

Because estimating reserves requires us to use assumptions and judgments, our actual ultimate losses will differ from our estimates. Estimating our loss and LAE reserve is an ongoing process. Our loss and LAE reserves represent management’s best estimate of ultimate future payments associated with losses and related expenses. We record any adjustments to these reserves in the periods in which we change the estimates, and we report changes to these reserves in Loss and Loss Adjustment Expenses in the Consolidated Statements of Income.

COMMON STOCK

When we repurchase any of our common shares, we reduce our capital stock and retained earnings to reflect the repurchase on our Consolidated Balance Sheets. In accordance with the Washington Business Corporation Act, we do not show treasury stock as a separate reduction to Shareholders’ Equity on our Consolidated Balance Sheets.

On August 2, 2004, using proceeds from the sale of L&I, we repurchased 13,247,863 shares, or 9.5% of our outstanding common stock, under an Accelerated Stock Buyback (ASB) program. We purchased the shares from a dealer at a price of $46.80 per share, for a total cost of $625.0, including transaction costs. The effect of the ASB program was to return excess capital resulting from the L&I sale to our shareholders, and it immediately reduced the number of our common shares outstanding. The dealer obtained the shares that we purchased by borrowing them in the open market, and the dealer is currently repurchasing shares in the market, over a six- to nine- month period following our initial repurchase, to repay the borrowed shares. The ASB includes $200.0 that is subject to a collar, a contract that sets a minimum and maximum price for us for the shares repurchased under the collar. At the end of the ASB program, we may receive, or be required to pay, a price adjustment to the dealer based on the volume weighted average price of our common stock during the period of the ASB repurchases. This adjustment is not expected to be material and will be reported in Shareholders’ Equity on our Consolidated Balance Sheets.

NEW ACCOUNTING STANDARDS

New accounting pronouncements that we have recently adopted are as follows:

SFAS 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits (Revised 2003)” – The FASB issued SFAS 132(R) in December 2003. It revised SFAS 132 to include more disclosures about pension plans and other postretirement benefit plans, but did not change the measurement or recognition of those plans. We have included the required disclosures in Note 10 of the Consolidated Financial Statements.

SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” – The FASB issued SFAS 144 in October 2001. These rules superseded SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, “ and provided a single accounting model for long-lived assets to be disposed of. SFAS 144 also outlined criteria to determine the classification and reporting of discontinued operations. We have presented L&I as a Discontinued Operation in accordance with this standard and we have included the required disclosures in Note 17 of the Consolidated Financial Statements.

SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities” – The FASB issued SFAS 146 in June 2002. The standard required companies to recognize costs associated with exit and disposal activities when they are incurred rather than the date of a commitment to an exit or disposal plan. It also expanded disclosure requirements to include costs by reportable segment. The standard was effective for exit or disposal activities initiated after December 31, 2002. We have included the required disclosures in Note 14 of the Consolidated Financial Statements.

SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” – The FASB issued SFAS 148 in December 2002. SFAS 148 amended SFAS 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation under SFAS 123. Effective January 1, 2003, we adopted the fair value method as defined in SFAS 123 using the prospective basis transition method. As discussed earlier in Note 1, stock-based compensation expense was $25.1 ($17.6 after tax) for 2004, $12.5 ($9.0 after tax) for 2003 and $3.8 ($2.5 after tax) for 2002.

SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” – The FASB issued SFAS 149 in April 2003. This statement amended and clarified financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. We adopted SFAS 149 in 2003 with no impact on our Consolidated Financial Statements.

SFAS 150, “Accounting for Financial Instruments with Characteristics of Liabilities, Equity or Both” – The FASB issued SFAS 150 in May 2003. SFAS 150 was effective for all financial instruments created or modified after May 31, 2003, or was otherwise effective July 1, 2003. We adopted SFAS 150 in 2003 with no impact on our Consolidated Financial Statements.

FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” – FASB Interpretation Number (FIN) 45 was issued in

November 2002. FIN 45 elaborated on the disclosures required to be made by a guarantor in its financial statements and clarified that a guarantor is required to recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee. The recognition and disclosure requirements were effective prospectively for guarantees issued or modified after December 15, 2002. We have disclosed our guarantees in Note 12 of the Consolidated Financial Statements. We do not have any guarantees subject to the recognition provisions of FIN 45.

FIN 46(R), “Consolidation of Variable Interest Entities” – The FASB issued FIN 46(R) in December 2003. FIN 46(R) changed the method of determining whether certain entities should be consolidated in our Consolidated Financial Statements. Except for entities considered as special purpose entities, FIN 46(R) was effective no later than the first period ending after March 15, 2004. We adopted FIN 46(R) effective December 31, 2003.

An entity is subject to FIN 46(R) and is a Variable Interest Entity (VIE) if it has:

•	Equity that is insufficient to permit the entity to finance its activities without additional subordinated financial support from other parties

•	Equity investors who cannot make significant decisions about the entity’s operations, or do not absorb the expected losses or receive the expected returns of the entity

All other entities are evaluated for consolidation under previous guidance. FIN 46(R) requires VIEs to be consolidated by their primary beneficiary, which is the party that has a majority of the expected losses or a majority of the expected residual returns of the VIE, or both.

We have identified certain interests in VIEs as defined by FIN 46(R). However, we do not meet the FIN 46(R) definition of “primary beneficiary” of any of these entities and therefore have not consolidated them. FIN 46(R) requires disclosure of the nature of any significant interests in a VIE, a description of the VIE’s activities and the maximum exposure to potential losses due to our involvement.

In August 2004, we sold our $19.7 loan with Investar Holdings (Investar) for $13.5. With the sale of this loan, we no longer have an interest in Investar. The guarantee issued by Safeco Life Insurance Company to General America Corporation, our wholly-owned subsidiary, was extinguished as a result of this transaction. The $6.2 pretax ($3.8 after-tax) loss on the loan sale is included in the loss on the sale of L&I in Results of Discontinued Operations in 2004.

In June 1997, Safeco formed Safeco Capital Trust (the Trust) for the sole purpose of issuing $850.0 in Trust Preferred Securities (Capital Securities) to the public. The Trust used the proceeds from the sale of the Capital Securities to purchase $876.3 of Junior Subordinated Debentures (Debentures) from Safeco. The Debentures are the sole assets of the Trust, and payments under the Debentures are the sole revenues of the Trust. We anticipate that, until the liquidation, if any, of the Trust, each Debenture will be held for the benefit of the holders of the Capital Securities.

Prior to our adoption of FIN 46(R), we consolidated the assets and liabilities of the Trust based on Safeco’s equity stake in the Trust. Upon our adoption of FIN 46(R), we concluded that Safeco’s equity investment in the Trust is not at risk since the Debentures issued by Safeco represented the Trust’s sole assets. Accordingly, the Trust meets the definition of a VIE. Further, the holders of the Capital Securities represent the variable interests in the Trust, with none holding a significant interest, which means there is no primary beneficiary of the Trust. As a result, we deconsolidated the Trust at December 31, 2003, increasing Debt and Marketable Equity Securities by $26.3 on our Consolidated Balance Sheet. In our 2003 Consolidated Statements of Income, we increased Interest Expense and Net Investment Income by $2.1, and reclassified $69.1 of annual distributions on Capital Securities to Interest Expense. Prior-year amounts were reclassified to conform to this presentation.

EITF 03-4, “Determining the Classification and Benefit Attribution Method for a ‘Cash Balance’ Pension Plan” – Emerging Issues Task Force (EITF) 03-4 was issued in May 2003 and provided guidance for the accounting for cash balance pension plans. The EITF defined cash balance plans as defined benefit plans for purposes of applying SFAS 87, “Employers’ Accounting for Pensions.” It also prescribed the use of the traditional unit credit method rather than the projected unit credit method for purposes of measuring the benefit obligation. Based on this guidance, we changed our attribution method to the traditional unit credit method as of December 31, 2003. As a result, our projected benefit obligation and accumulated benefit obligation were equal at December 31, 2003. This change increased the actuarial gain by $6.4 as of December 31, 2003, and this gain is being amortized as a component of net periodic pension costs over the average remaining service period of all active participants in accordance with SFAS 87.

New accounting pronouncements that we will adopt in the near future are as follows:

SFAS 123(R), “Share Based Payment” – As previously discussed, we recognize stock-based compensation expense in accordance with SFAS 123, as amended by SFAS 148. In December 2004, the FASB issued SFAS 123(R), “Share-Based Payment,” a revision of SFAS 123. The guidance will be effective for interim or annual periods beginning after June 15, 2005.

SFAS 123(R) requires all share-based compensation awards granted, modified or settled after December 15, 1994 to be accounted for using the fair value method of accounting. Under the modified prospective application, compensation cost is recognized for the outstanding, nonvested awards based on the grant-date fair value of those awards as calculated under SFAS 123. We do not expect our adoption of the statement to have a material impact on our financial condition or results of operations.

FASB Staff Position (FSP) 03-1-1, Effective Date of Paragraphs 10-20 of EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” – In September 2004, the FASB issued FSP 03-1-1 delaying the effective date for applying paragraphs 10-20 of EITF 03-1. Paragraphs 10-20 provide guidance for evaluating whether impairments of debt and equity holdings are “other-than-temporary” and require immediate recognition of such impairments in earnings. The effective date for applying the accounting guidance of EITF 03-1 is currently under review by the FASB. We have adopted the disclosure requirements of EITF 03-1, which were unchanged by FSP 03-1-1 and were effective for fiscal periods ending after December 15, 2003.

EITF-04-10, “Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds” – This guidance creates stricter standards for aggregating operating segments that do not meet the quantitative thresholds provided within SFAS 131, “Disclosures About Segments of an Enterprise and Related Information.” The EITF has delayed the effective date to coincide with an anticipated FSP that will address the meaning of “similar economic characteristics” in 2005. We do not anticipate any impact to the presentation of our reportable operating segments.

Note 2: Investments

FIXED MATURITIES AND MARKETABLE EQUITY SECURITIES

The following tables summarize our fixed maturities and marketable equity securities:

DECEMBER 31, 2004	COST OR AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	NET UNREALIZED GAINS	FAIR VALUE
Fixed Maturities:
U.S. Government and Agencies	$1,105.0	$45.0	$(3.3)	$41.7	$1,146.7
State and Political Subdivisions	2,394.3	155.6	(2.2)	153.4	2,547.7
Foreign Governments	79.9	8.1	(0.5)	7.6	87.5
Corporate Securities:
Banks	851.0	25.3	(2.9)	22.4	873.4
Electric Utilities	419.1	7.1	(0.9)	6.2	425.3
Diversified Financial Services	417.4	10.2	(1.5)	8.7	426.1
Other	2,431.5	79.0	(6.0)	73.0	2,504.5

Total Corporate Securities	4,119.0	121.6	(11.3)	110.3	4,229.3
Mortgage-Backed Securities	1,259.8	27.8	(4.5)	23.3	1,283.1

Total Fixed Maturities	8,958.0	358.1	(21.8)	336.3	9,294.3
Marketable Equity Securities	640.3	463.3	(2.2)	461.1	1,101.4

Total	$9,598.3	$821.4	$(24.0)	$797.4	$10,395.7

DECEMBER 31, 2003	COST OR AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	NET UNREALIZED GAINS	FAIR VALUE
Fixed Maturities:
U.S. Government and Agencies	$964.6	$53.3	$(0.5)	$52.8	$1,017.4
State and Political Subdivisions	2,219.6	164.9	(3.4)	161.5	2,381.1
Foreign Governments	41.8	3.7	—	3.7	45.5
Corporate Securities:
Banks	565.0	39.5	(0.2)	39.3	604.3
Electric Utilities	276.5	14.7	(0.8)	13.9	290.4
Diversified Financial Services	400.1	12.8	(1.1)	11.7	411.8
Other	2,161.7	126.5	(7.7)	118.8	2,280.5

Total Corporate Securities	3,403.3	193.5	(9.8)	183.7	3,587.0
Mortgage-Backed Securities	1,087.9	43.6	(3.3)	40.3	1,128.2

Total Fixed Maturities	7,717.2	459.0	(17.0)	442.0	8,159.2
Marketable Equity Securities	684.8	484.1	(2.7)	481.4	1,166.2

Total	$8,402.0	$943.1	$(19.7)	$923.4	$9,325.4

The following table shows gross unrealized losses and fair values for our investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2004:

	LESS THAN 12 MONTHS		12 MONTHS OR MORE		FAIR VALUE	TOTAL UNREALIZED LOSSES
DESCRIPTION OF SECURITIES	FAIR VALUE	UNREALIZED LOSSES	FAIR VALUE	UNREALIZED LOSSES
Fixed Maturities:
U.S. Government and Agencies	$377.8	$(2.2)	$38.8	$(1.1)	$416.6	$(3.3)
State and Political Subdivisions	254.2	(1.9)	12.8	(0.3)	267.0	(2.2)
Foreign Governments	31.5	(0.5)	—	—	31.5	(0.5)
Corporate Securities	1,269.3	(10.8)	16.0	(0.5)	1,285.3	(11.3)
Mortgaged-Backed Securities	498.7	(3.8)	20.1	(0.7)	518.8	(4.5)

Total Fixed Maturities	2,431.5	(19.2)	87.7	(2.6)	2,519.2	(21.8)
Marketable Equity Securities	60.7	(2.2)	—	—	60.7	(2.2)

Total	$2,492.2	$(21.4)	$87.7	$(2.6)	$2,579.9	$(24.0)

We reviewed all our investments with unrealized losses at the end of 2004 in accordance with our impairment policy described in Note 1. Our evaluation concluded that none of these declines in fair value were other-than-temporary after considering:

•	Our intent and ability to keep the security long enough to recover its value

•	The period of time during which there has been a significant decline in value

•	The significance of the decline in the financial condition and near-term prospects of the issuer of the security, including any specific events that might affect its operations or earnings

FIXED MATURITIES BY MATURITY DATE

The following table summarizes the cost or amortized cost and fair value of our fixed maturities at December 31, 2004, by contractual years-to-maturity. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties:

MATURITY	COST OR AMORTIZED COST	FAIR VALUE
One Year or Less	$671.8	$676.5
Over One Year through Five Years	3,547.4	3,631.6
Over Five Years through Ten Years	1,468.4	1,520.4
Over Ten Years	2,010.6	2,182.7
Mortgage-Backed Securities	1,259.8	1,283.1

Total Fixed Maturities	$8,958.0	$9,294.3

SECURITIES ON DEPOSIT

We have securities on deposit with state regulatory authorities with an amortized cost of $434.0 at December 31, 2004 and $399.9 at December 31, 2003, and a market value of $456.6 at December 31, 2004 and $424.9 at December 31, 2003.

NET INVESTMENT INCOME

The following table summarizes our net investment income:

YEAR ENDED DECEMBER 31	2004	2003	2002
Interest on Fixed Maturities	$419.8	$413.7	$416.8
Dividends:
Marketable Equity Securities	28.2	33.3	34.6
Redeemable Preferred Stock	1.6	4.4	4.4
Other	21.0	22.3	16.1

Total Investment Income	470.6	473.7	471.9
Investment Expenses	(6.0)	(5.3)	(4.1)

Net Investment Income	$464.6	$468.4	$467.8

The carrying value of our investments in fixed maturities that have not produced income for the last 12 months was $0.7 at December 31, 2004 and $8.1 at December 31, 2003.

NET REALIZED INVESTMENT GAINS

The following table summarizes our net realized investment gains:

YEAR ENDED DECEMBER 31	2004	2003	2002
Net Realized Investment Gains (Losses) from:
Fixed Maturities	$29.7	$29.5	$145.5
Marketable Equity Securities	157.9	21.0	127.3
Other	13.2	19.6	(47.2)

Net Realized Investment Gains	$200.8	$70.1	$225.6

The following tables summarize the proceeds from sales of our investments and related gains (losses) before taxes:

YEAR ENDED DECEMBER 31, 2004	Fixed Maturities Available-For-Sale	Marketable Equity Securities	Other	Total
Proceeds from Sales	$721.9	$674.9	$2.0	$1,398.8

Gross Realized Investment Gains	$30.2	$170.2	$2.0	$202.4
Gross Realized Investment Losses	(12.7)	(12.1)	—	(24.8)

Net Realized Investment Gains	17.5	158.1	2.0	177.6
Impairments	(8.8)	(0.2)	—	(9.0)
Other, Including Gains on Calls and Redemptions	21.0	—	11.2	32.2

Net Realized Investment Gains	$29.7	$157.9	$13.2	$200.8

YEAR ENDED DECEMBER 31, 2003	Fixed Maturities Available-For-Sale	Marketable Equity Securities	Other	Total
Proceeds from Sales	$892.3	$202.3	$4.2	$1,098.8

Gross Realized Investment Gains	$45.4	$60.0	$9.0	$114.4
Gross Realized Investment Losses	(6.4)	(22.6)	(5.6)	(34.6)

Net Realized Investment Gains	39.0	37.4	3.4	79.8
Impairments	(31.4)	(16.4)	—	(47.8)
Other, Including Gains on Calls and Redemptions	21.9	—	16.2	38.1

Net Realized Investment Gains	$29.5	$21.0	$19.6	$70.1

YEAR ENDED DECEMBER 31, 2002	Fixed Maturities Available-For-Sale	Marketable Equity Securities	Other	Total
Proceeds from Sales	$1,916.2	$524.8	$41.2	$2,482.2

Gross Realized Investment Gains	$180.7	$230.2	$—	$410.9
Gross Realized Investment Losses	(16.4)	(68.8)	(36.4)	(121.6)

Net Realized Investment Gains (Losses)	164.3	161.4	(36.4)	289.3
Impairments	(30.3)	(34.1)	—	(64.4)
Other, Including Gains (Losses) on Calls and Redemptions	11.5	—	(10.8)	0.7

Net Realized Investment Gains (Losses)	$145.5	$127.3	$(47.2)	$225.6

Note 3: Derivative Financial Instruments

Derivatives are instruments whose values are derived from underlying instruments, indices or rates, have notional amounts and can be net settled. This may include derivatives that are “embedded” in other instruments or in certain existing assets or liabilities. The derivative financial instruments we use are interest rate swaps as a means of hedging exposure to interest rate risk on existing liabilities.

Interest rate risk is the risk of incurring economic losses due to changes in the level of interest rates. We manage interest rate risk through active portfolio management and selective use of interest rate swaps as hedges to change the characteristics of certain liabilities. With interest rate swap agreements, we exchange with a counterparty, at specified intervals, interest rate payments of differing character (for example, fixed-rate payments exchanged for variable-rate payments), based on an underlying principal balance (notional amount). No cash is exchanged at the outset of the contract, and no principal payments are made by either party. We report the net interest accrued and the net interest payments made at each interest payment due date in Interest Expense in the Consolidated Statements of Income.

FAIR VALUE HEDGES

We use interest rate swaps to hedge the change in fair value of certain fixed-rate debt. At December 31, 2004, we had $430.0 of notional amounts outstanding relating to such hedges. At December 31, 2003, we had $575.0 of notional amounts outstanding relating to such hedges. The fair value, which is equal to the carrying value, of these swaps, totaled $6.2 at December 31, 2004 and $12.2 at December 31, 2003. As discussed in Note 1, these derivatives have been designated as fair value hedges and, because they have been determined to be highly effective, we report changes in their fair value and the related portions of the debt that they hedge on a net basis in Net Realized Investment Gains in the Consolidated Statements of Income. In conjunction with the buyback of $145.0 principal amount of our 7.250% senior notes on September 1, 2004, we unwound a portion of the interest rate swaps totaling $145.0 in notional amount. We reported a pretax gain of $2.0 on the unwinding of this fair value hedge in Net Realized Investment Gains in the Consolidated Statements of Income. In January 2003, we discontinued $300.0 notional of interest rate swaps when the underlying medium-term notes were repaid. We did not discontinue any significant fair value hedges during 2002.

Differences between the changes in fair value of these derivatives and the hedged items represent hedge ineffectiveness. In 2004 and 2003, no amounts were recognized in earnings due to hedge ineffectiveness. In 2002, we recognized a pretax loss of $1.3 in Net Realized Investment Gains in our Consolidated Statements of Income due to hedge ineffectiveness.

OTHER DERIVATIVES

From 2001 to 2003, Safeco Financial Products (SFP), a wholly-owned subsidiary, engaged in limited derivatives activity for its own account by selling single-name credit default swaps, writing and hedging S&P 500 index options and investing in and hedging convertible bonds. These SFP activities were not designated for hedge accounting treatment under SFAS 133. We recognized changes in the fair values of these instruments in Net Realized Investment Gains in the Consolidated Statements of Income. We reported the fee income on the credit default swaps and the earnings and fair value adjustments for the S&P 500 index options and the convertible bonds in Net Investment Income in the Consolidated Statements of Income. Net realized investment gains (losses) before tax for SFP were $24.4 for 2003 and $(28.3) for 2002. We wound down SFP’s operations as of December 31, 2003 and terminated all of its derivative positions. These net realized investment gains and losses include $3.4 pretax for 2003 from the impact of terminating the derivative positions.

Our investments in mortgage-backed securities principally include collateralized mortgage obligations and pass-through and commercial loan-backed mortgage obligations, which are technically defined as derivative instruments. However, they are exempt from derivative disclosure and accounting requirements under SFAS 133.

Note 4: Fair Value of Financial Instruments

The aggregate fair value amounts disclosed here do not represent the underlying value of Safeco and, accordingly, care should be exercised in drawing conclusions about our business or financial condition based on the fair value information disclosed below.

Non-financial instruments such as land, buildings and equipment, deferred policy acquisition costs, deferred income taxes and loss and LAE reserves are excluded from the fair value disclosures.

We determine fair value amounts for financial instruments using available third-party market information. When such information is not available, as is in the case of securities that are not publicly traded, we determine the fair value amounts using appropriate valuation methodologies, including discounted cash flows and market prices of comparable instruments. Significant judgment is required in developing certain of these estimates of fair value, and the estimates may not represent amounts at December 31, 2004 that would be realized in a current market exchange.

FIXED MATURITIES

We estimate fair values for fixed maturities, other than non-publicly traded fixed maturities, based on prices obtained from independent pricing services or quoted market prices. Our investment portfolio included non-publicly traded fixed maturities of $91.9 at December 31, 2004, and $61.0 at December 31, 2003.

MARKETABLE EQUITY SECURITIES

We estimate fair values for marketable equity securities, other than non-publicly traded marketable equity securities, based on prices obtained from independent pricing services or quoted market prices. Our investment portfolio included non-publicly traded marketable equity securities of $30.9 at December 31, 2004 and $38.9 at December 31, 2003.

CASH AND CASH EQUIVALENTS

For cash and cash equivalents, the value we report on the Consolidated Balance Sheets is a reasonable estimate of fair value.

DEBT

The fair values of our fixed-rate debt are estimated based on quotes from broker/dealers who market similar debt instruments.

DERIVATIVE FINANCIAL INSTRUMENTS

In accordance with SFAS 133, we report all derivatives at fair value on the Consolidated Balance Sheets. The fair values of the derivative financial instruments generally represent the estimated amounts we would expect to receive or pay upon termination of the contracts as of the reporting date and are based on quoted fair values. See Note 3 for further discussion.

The following table summarizes the carrying or reported values and corresponding fair values of financial instruments:

	2004		2003
DECEMBER 31	Carrying Amount	Fair Value	Carrying Amount	Fair Value
FINANCIAL ASSETS
Fixed Maturities	$9,294.3	$9,294.3	$8,159.2	$8,159.2
Marketable Equity Securities	1,101.4	1,101.4	1,166.2	1,166.2
Cash and Cash Equivalents	251.9	251.9	319.0	319.0

FINANCIAL LIABILITIES
6.875% Notes Due 2007	200.0	214.2	200.0	221.1
4.200% Notes Due 2008	200.0	202.1	200.0	200.6
4.875% Notes Due 2010	300.0	307.2	300.0	301.3
7.250% Notes Due 2012	230.0	262.5	375.0	432.9
8.072% Debentures Due 2037	$402.9	$462.4	$876.3	$960.7

Note 5: Loss and LAE Reserves

The following table analyzes the changes in our loss and LAE reserves for 2004, 2003 and 2002. We report changes in estimated reserves in the Consolidated Statements of Income in the year we make the change:

YEAR ENDED DECEMBER 31	2004	2003	2002
Loss and LAE Reserves at Beginning of Year	$5,044.6	$4,998.5	$5,053.7
Less Reinsurance Recoverables on Unpaid Losses	344.4	411.6	415.9

Net Balance at Beginning of Year	4,700.2	4,586.9	4,637.8

Incurred Loss and LAE for Claims Occurring During:
Current Year	3,534.2	3,202.3	3,237.4
Prior Years	(39.0)	249.9	125.8

Total Incurred Loss and LAE	3,495.2	3,452.2	3,363.2

Loss and LAE Payments for Claims Occurring During:
Current Year	1,884.5	1,757.5	1,742.0
Prior Years	1,440.7	1,581.4	1,672.1

Total Loss and LAE Payments	3,325.2	3,338.9	3,414.1

Net Balance at End of Year	4,870.2	4,700.2	4,586.9
Plus Reinsurance Recoverables on Unpaid Losses	339.1	344.4	411.6

Loss and LAE Reserves at End of Year	$5,209.3	$5,044.6	$4,998.5

2004

In 2004, we reduced our estimates for prior years’ loss and LAE reserves by $39.0. This total decrease included loss and ALAE as follows:

•	$42.9 reduction in personal property reserves, reflecting lower claims frequency than our original estimates

•	$32.6 reduction in commercial auto reserves, primarily due to a favorable ruling related to Ohio uninsured motorists coverage

•	$14.8 reduction in private passenger auto reserves, reflecting improved claims frequency in both our preferred and non-standard books of business

•	$20.7 increase in commercial multi-peril and other general liability reserves. This included an $8.6 reduction in World Trade Center loss estimates, a $29.6 increase in asbestos reserves and a $14.3 increase in environmental reserves.

•	$30.6 increase in a number of lines at various times during the year due to emerging claim trends and related loss data, including ULAE.

2003

In 2003, we increased our estimates for prior years’ loss and LAE reserves by $249.9. The total increase included:

•	$205.0 during the third quarter as a result of higher medical cost trends for workers compensation than previously expected

•	$44.9 in a number of lines at various times during the year due to emerging claim trends and related loss data

Of the $205.0 increase, $180.0 was related to loss and allocated LAE reserves. This increase included $130.0 in P&C Other, $48.0 in SBI Regular and $2.0 in SBI Special Accounts Facility. The largest amount of reserve development related to California, particularly the large account business that we began exiting in 2001. We also increased unallocated LAE reserves by $25.0 pretax. This increase included $14.9 in P&C Other, $9.6 in SBI Regular and $0.5 in SBI Special Accounts Facility. This increase reflected our estimate of the ongoing expense of servicing workers compensation claims. As claims remain open for longer periods of time our costs to handle these claims rise.

2002

In 2002, we increased our estimates for prior years’ loss and LAE reserves by $125.8. We made increases throughout the year as part of our quarterly evaluations, based on emerging claim trends and related loss data.

The increase of $125.8 included:

•	$37.0 for construction defects claims, reflecting legal costs that were higher than estimated. Efforts to mitigate the severity levels of construction defects losses led to higher legal costs.

•	$33.3 for workers compensation losses, reflecting medical cost inflation at a rate that was higher than anticipated

•	$24.4 for asbestos claims, reflecting losses related to our participation in pools and syndicates that were higher than estimated.

•	$31.1 for other loss reserves and unallocated LAE reserves primarily due to higher-than-anticipated losses for our London operations that were placed in runoff. The losses are due to some high-layer excess coverages and the long reporting lag of these operations.

Note 6: Reinsurance

Our reinsurance recoverables are composed of the following amounts:

DECEMBER 31	2004	2003
Reinsurance Recoverables on:
Unpaid Loss and LAE Reserves	$339.1	$344.4
Paid Losses and LAE	32.5	43.9
Allowance for Uncollectible Reinsurance	(15.4)	(16.3)

Total	$356.2	$372.0

Of our total reinsurance recoverables balance at December 31, 2004, 25.6% was with mandatory reinsurance pools. 78.3% of the remaining amounts were due from reinsurers rated A or higher by A.M. Best, including 57.3% with the following four reinsurers: American Reinsurance Corporation, Swiss Reinsurance America Corporation, Employers Reinsurance Corporation and General Reinsurance Corporation.

We evaluate the financial condition of our reinsurers to minimize our exposure to losses from reinsurer insolvencies. To our knowledge, none of our major reinsurers is currently experiencing material financial difficulties. Our estimated allowance for uncollectible reinsurance was $15.4 at December 31, 2004, and $16.3 at December 31, 2003. Our business is not substantially dependent upon any single reinsurer.

The effects of reinsurance on our earned premiums were as follows:

YEAR ENDED DECEMBER 31	2004	2003	2002
Direct	$5,497.4	$4,953.1	$4,553.3
Ceded	(134.6)	(144.1)	(124.4)
Assumed	166.3	92.8	92.4

Net	$5,529.1	$4,901.8	$4,521.3

Assumed to Net	3.0%	1.9%	2.0%

Reinsurance premiums ceded on a written basis are approximately equal to the ceded earned premiums disclosed above. The increase in our assumed reinsurance in 2004 is due to the growth in business in the state of Texas, which is written through another company and then assumed by us.

We present unearned premiums before the effects of reinsurance. We include the reinsurance amounts related to the unearned premium liability with Other Assets on the Consolidated Balance Sheets. These amounts totaled $36.8 at December 31, 2004 and $45.2 at December 31, 2003.

Ceded reinsurance reduced our incurred losses by $41.1 in 2004, $13.9 in 2003 and $45.2 in 2002. Assumed reinsurance increased our incurred losses by $143.6 in 2004, $85.4 in 2003 and $4.9 in 2002.

Note 7: Income Taxes

Our provision for income taxes differs from the expected amount, computed by applying the U.S. federal income tax rate of 35% to Income from Continuing Operations before Income Taxes, for the following reasons:

	2004		2003		2002
YEAR ENDED DECEMBER 31	Amount	% of Pretax Income	Amount	% of Pretax Income	Amount	% of Pretax Income
Income from Continuing Operations before Income Taxes	$892.9	100.0%	$380.1	100.0%	$299.5	100.0%

Computed “Expected” Tax Expense	$312.5	35.0%	$133.0	35.0%	$104.8	35.0%
Tax-Exempt Municipal Bond Income	(36.0)	(4.0)	(37.1)	(9.8)	(43.3)	(14.4)
Dividends Received Deduction	(8.0)	(0.9)	(9.2)	(2.4)	(9.8)	(3.3)
Other	4.2	0.4	7.9	2.1	8.7	2.9

Provision for Income Taxes	$272.7	30.5%	$94.6	24.9%	$60.4	20.2%

Current Provision (Benefit) for Income Taxes	$228.5		$16.3		$(24.3)
Deferred Provision for Income Taxes	44.2		78.3		84.7

Provision for Income Taxes	$272.7		$94.6		$60.4

The major components of our Net Deferred Income Tax Recoverable from continuing operations at December 31, 2004 and 2003 were as follows:

DECEMBER 31	2004	2003
Deferred Tax Assets
Discounting of Loss and LAE Reserves for Tax Purposes	$211.3	$211.4
Unearned Premium Liability	168.6	159.0
Goodwill	165.4	185.9
Alternative Minimum Tax Carryforwards	51.8	62.4
Postretirement Benefits	40.1	42.1
Investment Impairments	8.0	26.2
Net Operating Loss Carryforwards	—	23.5
Other	101.1	65.5

Total Deferred Income Tax Assets	746.3	776.0

Deferred Tax Liabilities
Unrealized Gains on Investment Securities, Derivative Financial Instruments, Minimum Pension Liability and Foreign Currency Adjustment in Other Comprehensive Income	272.4	314.2
Deferred Policy Acquisition Costs	133.8	124.9
Other	47.5	62.6

Total Deferred Income Tax Liabilities	453.7	501.7

Net Deferred Income Tax Recoverable	$292.6	$274.3

Our sale of L&I generated capital losses for tax purposes that we carried back to offset capital gains in 2003 and 2002. This had the effect of releasing net operating losses from those years that we then carried forward to the current year.

NOTE 8: Debt

The following table shows the total principal amount, related interest rates and maturities of our long-term debt. None of our debt is due within one year as of December 31, 2004 and 2003:

DECEMBER 31	2004	2003
6.875% Notes Due 2007	$200.0	$200.0
4.200% Notes Due 2008	200.0	200.0
4.875% Notes Due 2010	300.0	300.0
7.250% Notes Due 2012	230.0	375.0
8.072% Debentures Due 2037	402.9	876.3

Total Debt	$1,332.9	$1,951.3

At December 31, 2004, the aggregate annual principal amounts contractually payable under these obligations in each of the next five years and thereafter were as follows:

YEAR PAYABLE	AMOUNT DUE
2005	$—

2006	—

2007	200.0

2008	200.0

2009	—

2010 and Thereafter	932.9

Total Debt	$1,332.9

Following the sale of our L&I operations in the third quarter of 2004, we used $562.7 of the proceeds to repurchase $473.4 in principal amount of our 8.072% debentures and $170.9 to repurchase $145.0 in principal amount of our 7.250% senior notes, and at the same time to terminate $145.0 notional amount of our corresponding interest rate swap. Including transaction costs, we reported a pretax loss on debt repurchases of $121.0 in our Consolidated Statements of Income in 2004.

In January 2003, we issued $200.0 of senior notes with a coupon of 4.200% that mature in 2008 and $300.0 of senior notes with a coupon of 4.875% that mature in 2010. The notes are unsecured and rank equally with all other unsecured senior indebtedness of Safeco. The proceeds from the notes were used to repay $300.0 principal amount of 7.875% medium-term notes due in March 2003 and $200.0 principal amount of 7.875% notes maturing in 2005 that were callable at par on April 1, 2003.

In August 2002, we issued $375.0 of senior notes at an interest rate of 7.250%. The notes mature in 2012. We used the proceeds from this issuance to pay off our commercial paper borrowings of $299.0 and used $18.7 to terminate related interest rate swaps, $28.4 to repay our medium-term notes, and the balance for general corporate purposes. At the same time, we entered into a $375.0 notional interest rate swap. This converted our 7.250% fixed rate debt into a LIBOR-based floating rate obligation. We mark-to-market the fair value of the interest rate swap and we include the fair value of the interest rate swap, as an offset to Debt on our Consolidated Balance Sheets. As discussed above, in September 2004, we repurchased $145.0 in principal amount of these notes and terminated $145.0 notional amount of the related interest rate swap.

In July 1997, we issued $200.0 of non-callable senior notes with a coupon of 6.875% that mature in 2007. At the same time, we entered into two interest rate swaps, each at $100.0 notional amount, to effectively convert this fixed-rate senior note obligation into variable rate at 457.25 and 458.60 basis points over the 90-day LIBOR rate. We designated the interest rate swaps as fair value hedges pursuant to SFAS 133, and they are reported at fair value on our Consolidated Balance Sheets.

We maintain a bank credit facility with $300.0 available, which runs through September 2005. This was reduced from $500.0 in August 2004 following our sale of L&I. The terms of the bank credit facility require us to pay a fee to have these funds available, maintain a specified minimum level of shareholders’ equity and keep our debt-to-capitalization ratio below a specified maximum. This facility does not require that we maintain any deposits as compensating balances. Throughout 2003 and 2004, we had no borrowings under the bank credit facility, and we were in compliance with all its covenants.

In connection with the Trust’s issuance of the capital securities and the related purchase by Safeco of all of the Trust’s common securities (common securities), Safeco issued the principal amount of $876.3 of debentures to the Trust. The Capital Securities are mandatorily redeemable on July 15, 2037, the same date the debentures are due. The Capital Securities may be redeemed, contemporaneously with the debentures, beginning in 2007, at a price of 104% of principal, with the call premium graded down to zero in 2017. Our obligations under the debentures and related agreements, taken together, constitute a full and unconditional guarantee of payments due on the Capital Securities.

We have the right, at any time, to defer payments of interest on the debentures for up to five years. Consequently, the distributions on the Capital Securities and the common securities would be deferred though such distributions would continue to accrue with interest. In no case may we extend the deferral of payments and distributions beyond the stated maturity dates of the securities. We cannot pay dividends on our common stock during such deferments. See Note 1 – FIN 46(R), “Consolidation of Variable Interest Entities.” As discussed above, we repurchased $473.4 principal amount of debentures in the third quarter of 2004.

NOTE 9: Comprehensive Income

Comprehensive income is defined as all changes in Shareholders’ Equity except those arising from transactions with shareholders. Comprehensive income includes net income and other comprehensive income, which for us consists of changes in unrealized gains or losses on investment securities, derivative financial instruments and hedging activities, changes in foreign currency translation gains or losses and minimum pension liability. Prior to the sale of L&I, comprehensive income also included deferred policy acquisition costs valuation allowance.

Our components of other comprehensive income or loss were:

	Net Unrealized Gains (Losses) on Available- for-Sale Securities	Net Unrealized Gains on Derivative Instruments	Foreign Currency Translation Adjustment	Deferred Policy Acquisition Costs Valuation Allowance	Minimum Pension Liability	Deferred Income Taxes	Accumulated Other Comprehensive Income (Loss)
Balances at January 1, 2002	$1,408.1	$18.5	$(13.1)	$(9.3)	$—	$(487.4)	$916.8
Gross Unrealized Gains (Losses) on Investment Securities	0.5	—	—	—	—	(0.2)	0.3
Reclassification Adjustment for Net Realized Investment Gains Included in Income from Continuing Operations	(225.6)	—	—	—	—	79.0	(146.6)
Foreign Currency Translation	—	—	(11.0)	—	—	3.9	(7.1)
Minimum Pension Liability	—	—	—	—	(13.5)	4.7	(8.8)
Discontinued Operations	699.2	2.4	—	(45.1)	—	(229.8)	426.7

Balances at December 31, 2002	1,882.2	20.9	(24.1)	(54.4)	(13.5)	(629.8)	1,181.3
Gross Unrealized Gains (Losses) on Investment Securities	231.8	—	—	—	—	(81.2)	150.6
Reclassification Adjustment for Net Realized Investment Gains Included in Income from Continuing Operations	(70.1)	—	—	—	—	24.2	(45.9)
Foreign Currency Translation	—	—	10.5	—	—	(3.6)	6.9
Minimum Pension Liability	—	—	—	—	4.7	(1.6)	3.1
Discontinued Operations	376.5	(2.2)	—	(33.6)	—	(119.4)	221.3

Balances at December 31, 2003	2,420.4	18.7	(13.6)	(88.0)	(8.8)	(811.4)	1,517.3
Gross Unrealized Gains (Losses) on Investment Securities	68.2	—	—	—	—	(28.4)	39.8
Reclassification Adjustment for Net Realized Investment Gains Included in Income from Continuing Operations	(200.8)	—	—	—	—	74.4	(126.4)
Foreign Currency Translation	—	—	3.9	—	—	(1.4)	2.5
Minimum Pension Liability	—	—	—	—	8.8	(3.1)	5.7
Discontinued Operations	(1,490.4)	(18.7)	—	88.0	—	497.5	(923.6)

Balances at December 31, 2004	$797.4	$—	$(9.7)	$—	$—	$(272.4)	$515.3

Note 10: Employee Benefit Plans

We sponsor defined contribution and defined benefit plans covering substantially all employees and provide a postretirement benefit program for certain retired employees. Eligibility for participation in the various plans is generally based on the employee’s date of hire or on completion of a specified period of service. Employer contributions to these plans are made in cash.

401(K) PROFIT SHARING RETIREMENT PLAN

The Safeco 401(k)/Profit Sharing Retirement Plan is a defined contribution plan. In a defined contribution plan, the benefits a participant will receive from the plan results from regular contributions by the participant or the company as well as the participant’s account contributions. Our plan includes a minimum company contribution of 3% of each eligible participant’s compensation and a matching contribution of 66.6% of a participant’s contributions up to 6% of eligible compensation. An additional profit-sharing amount may also be contributed when Safeco meets certain criteria defined in the plan. In the fourth quarter of 2004, we recorded an additional profit-sharing contribution of $15.8 based on our 2004 earnings.

The following table summarizes the defined contribution costs we charged to Income from Continuing Operations:

YEAR ENDED DECEMBER 31	2004	2003	2002
Minimum Contributions	$13.4	$12.5	$13.7
401(k) Matching Contributions	11.0	10.7	11.2
Profit Sharing Contributions	15.8	—	—

Total	$40.2	$23.2	$24.9

CASH BALANCE PLAN

The Safeco Cash Balance Plan (CBP) is a noncontributory defined benefit plan that provides benefits for each year of service by an employee after 1988. The CBP specifies the benefit amount each participant will receive based on eligible compensation plus a stipulated rate of return on the balance. We make contributions to the CBP that are deductible for federal income tax purposes and that at least meet the minimum funding requirements set by the Employee Retirement Income Security Act (ERISA). We contributed a total of $52.8 to the CBP in 2004. This included a $39.9 contribution in excess of the minimum funding requirement for 2004. We do not expect to make a contribution to the CBP in 2005.

OBLIGATIONS AND FUNDED STATUS OF CBP

We use December 31 as the measurement date for calculating the obligations related to the CBP program. The following table summarizes our obligations and assets related to the CBP:

DECEMBER 31	2004	2003
CHANGE IN BENEFIT OBLIGATION
Benefit Obligation at Beginning of Year	$137.9	$129.5
Service Cost	11.4	9.7
Interest Cost	8.6	8.5
Actuarial Loss	10.7	2.2
Benefits Paid	(22.3)	(12.0)

Benefit Obligation at End of Year	146.3	137.9

CHANGE IN PLAN ASSETS
Fair Value of Plan Assets at Beginning of Year	112.0	96.3
Actual Return on Plan Assets	7.8	19.3
Employer Contributions	52.8	8.4
Benefits Paid	(22.3)	(12.0)

Fair Value of Plan Assets at End of Year	150.3	112.0

Funded (Underfunded) Status of Plan	4.0	(25.9)
Unrecognized Net Actuarial Loss	17.7	8.8
Unrecognized Prior Service Cost	0.7	0.9

Net Amount Recognized	$22.4	$(16.2)

AMOUNTS RECOGNIZED IN CONSOLIDATED BALANCE SHEETS
Accrued Benefit (Liability) Asset	$22.4	$(25.9)
Intangible Asset	—	0.9
Other Comprehensive Income – Minimum Pension Liability	—	8.8

Net Amount Recognized	$22.4	$(16.2)

We changed to the traditional unit credit method from the projected unit credit method to measure our projected benefit obligation at December 31, 2003, as required by EITF 03-4. As a result, our projected benefit obligation and accumulated benefit obligation were equal at December 31, 2004 and 2003. This change resulted in an actuarial gain of $6.4 as of December 31, 2003, that we are amortizing into expense over the average remaining service period of all our active participants.

We made the following assumptions to calculate our December 31 obligation for the CBP:

DECEMBER 31	2004	2003
Discount Rate	5.50%	6.25%
Rate of Compensation Increases	5.00	5.00

We determined the discount rate assumption based on an evaluation of the nature and timing of the payout of CBP obligations. Specifically, we calculated an equivalent discount rate on a hypothetical portfolio of high-quality fixed maturities with future cash flows that match the timing and amount of our estimated future benefit payments.

We invest our CBP assets in fixed maturities and marketable equity securities. Our investment strategy is intended to manage investment risk through diversification among asset classes, investment styles, industry weightings and issuer weightings. The following table displays our target allocations for 2005, as well as the distribution of our CBP assets at year-end:

	Target Allocation 2005	Percentage of Plan Assets At December 31
ASSET ALLOCATION		2004	2003
Marketable Equity Securities	60.0%	60.2%	67.0%
Fixed Maturities	40.0%	37.8%	32.8%
Cash and Cash Equivalents	Up to 5.0%	2.0%	0.2%

The following table summarizes net periodic pension costs charged to Income from Continuing Operations for the CBP:

YEAR ENDED DECEMBER 31	2004	2003	2002
Service Cost	$10.8	$8.5	$4.2
Interest Cost	8.2	7.4	9.1
Expected Return on Plan Assets	(8.6)	(6.7)	(9.2)
Settlement Loss	2.6	—	2.7
Amortization of Prior Service Cost and Unrecognized Net Actuarial Loss	0.3	1.3	0.2

Total Net Periodic Pension Costs	$13.3	$10.5	$7.0

We calculated net periodic pension costs for the CBP using the following assumptions:

DECEMBER 31	2004	2003	2002
Pension Benefits
Discount Rate	6.25%	6.75%	7.25%
Expected Rate of Return on Plan Assets	8.00	8.00	8.50
Rate of Compensation Increases	5.00	5.00	5.00

We determined the expected rate of return assumption for the CBP based on the expected allocation of plan assets, the historical and anticipated long-term future performance of various asset sectors in which CBP expects to invest and other relevant factors.

We estimate that benefit payments from the CBP over the next ten years will be as follows:

Year of Payment	Estimated Benefit Payment
2005	$21.9
2006	15.8
2007	15.8
2008	16.2
2009	16.6
2010-2014	$84.3

OTHER POSTRETIREMENT BENEFITS

We provide certain healthcare and life insurance benefits, which we refer to as Other Postretirement Benefits (OPRB), for certain retired employees, their beneficiaries and eligible dependents. We do not fund this program. We expect to contribute $5.3 to the OPRB program in 2005.

During 2003, we amended our OPRB program. These changes were:

•	For retirees and employees who are age 50 and over with sufficient service time by December 31, 2004, we will continue to subsidize a portion of the cost of retiree healthcare benefits, but at a reduced rate. The rate of increase in our subsidy for these healthcare benefits will be capped in future years. We will also continue to provide a capped amount of retiree life insurance benefits to current retirees and employees age 50 and over with sufficient service time.

•	For employees age 36 or older at December 31, 2003, who do not otherwise meet the above requirements, we will provide access to our group healthcare plan at retirement, but participants will pay the entire cost of coverage. Retiree life insurance benefits will no longer be offered to this employee group.

•	For employees age 35 and under at December 31, 2003, and any employee hired after December 31, 2003, regardless of age, retiree healthcare and life insurance benefits will no longer be provided.

We revalued our OPRB benefit obligation in 2003 to reflect these changes as well as to reflect the reduction in our workforce due to our restructuring plan. This resulted in an OPRB curtailment gain of $15.2 pretax in 2003.

In May 2004, FASB Staff Position (FSP) 106-2, “Accounting & Disclosure Requirements related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” (the Act) was issued. FSP 106-2 provides guidance on accounting for the Act, which introduced a Medicare prescription-drug benefit and a federal subsidy to sponsors of retiree health care plans that provide a benefit at least “actuarially equivalent” to the Medicare benefit. The impact of the subsidy was not material to our OPRB program.

We use December 31 as the measurement date for calculating the obligations related to the OPRB program. The following table summarizes our obligations and assets related to the OPRB:

DECEMBER 31	2004	2003
CHANGE IN BENEFIT OBLIGATION
Benefit Obligation at Beginning of Year	$75.1	$175.3
Service Cost	0.6	5.3
Interest Cost	4.5	9.8
Actuarial (Gain) Loss	(3.8)	9.8
Amendments	—	(67.4)
Participant Contributions	4.5	3.7
Curtailments	—	(51.5)
Benefits Paid	(10.2)	(9.9)

Benefit Obligation at End of Year	70.7	75.1

CHANGE IN PLAN ASSETS
Fair Value of Plan Assets at Beginning of Year	1.2	2.0
Employer Contributions	5.2	5.4
Participant Contributions	4.5	3.7
Benefits Paid	(10.2)	(9.9)

Fair Value of Plan Assets at End of Year	0.7	1.2

Underfunded Status of Plan	(70.0)	(73.9)
Unrecognized Net Actuarial (Gain) Loss	(1.5)	1.5
Unrecognized Prior Service Cost	(42.7)	(59.1)

Net Amount Recognized	$(114.2)	$(131.5)

We calculated our obligation for the OPRB using a discount rate of 5.50% at December 31, 2004, and 6.25% at December 31, 2003. We determined the discount rate assumption based on an evaluation of the nature and timing of the payout of OPRB obligations. Specifically, we calculated an equivalent discount rate on a hypothetical portfolio of high-quality fixed maturities with future cash flows that match the timing and amount of our estimated future benefit payments.

We calculated our OPRB obligation at December 31, 2004, using a healthcare cost trend rate of 13% for 2005 and assumed it gradually decreases to 5% in 2013 and remains at that level thereafter. A 1% increase or decrease in the assumed healthcare cost trend rate for each year would not have a material impact on our OPRB obligation or net periodic OPRB cost.

The following table summarizes costs charged (credited) to Income from Continuing Operations for this OPRB program:

YEAR ENDED DECEMBER 31	2004	2003	2002
Service Cost	$0.6	$4.1	$4.2
Interest Cost	4.0	7.5	8.0
Expected Return on Plan Assets	(0.1)	(0.1)	(0.1)
Curtailment Gain	—	(12.8)	—
Amortization of Prior Service Cost and Unrecognized Net Actuarial (Gain) Loss	(8.9)	(0.9)	0.6

Total Net Periodic Postretirement Benefit Costs (Credits)	$(4.4)	$(2.2)	$12.7

We calculated the charges (credits) to Income from Continuing Operations for the OPRB program using a discount rate of 6.25% for 2004, 6.75% for 2003 and 7.25% for 2002.

We estimate that benefit payments related to our OPRB program over the next ten years will be as follows:

Year of Payment	Estimated Benefit Payment
2005	$5.3
2006	5.3
2007	5.5
2008	5.7
2009	5.7
2010-2014	$27.6

DEFERRED COMPENSATION PLANS

We sponsor a voluntary deferred compensation plan for certain employees. Eligible plan participants may elect to defer payment of a portion of their compensation, as defined by the plan. We do not fund this plan. We make credits to participant accounts based on the same formula used in the 401(k)/Profit Sharing Retirement Plan. For participants who exceed IRS compensation limits, we credit minimum, matching and profit-sharing amounts to their accounts based on the formula used in the 401(k)/Profit Sharing Retirement Plan.

Plan participants may select from a variety of investment choices for purposes of calculating the investment return attributable to their deferral. Under the terms of this plan, we credit accounts based upon the investment choices selected by the participant. Payments are generally made upon or after termination of employment.

We also sponsor a voluntary deferred compensation plan for directors. The investment choices available to plan participants are similar to those offered under the executive deferred compensation plan.

Expense for the plans amounted to $3.1 in 2004, $0.5 in 2003 and $0.4 in 2002. These expenses reflect Safeco’s credits to the participants’ accounts and unrealized gains (losses) based on the investment choices selected by each participant.

The American Jobs Creation Act was signed into law on October 29, 2004 and includes provisions that limit the traditional flexibility of executive deferred compensation plans. We are currently reviewing our nonqualified deferred compensation plans and assessing the new law’s impact on our operations, but we do not expect that it will have a material impact on our financial statements.

Note 11: Stock Incentive Plans

The Safeco Long-Term Incentive Plan of 1997 (the Plan), as amended, provides for the issuance of up to 12,000,000 shares of our common stock. Incentive stock options, non-qualified stock options, restricted stock rights (RSRs), performance stock rights (PSRs) and stock appreciation rights are authorized under the Plan. In the past, we granted stock options at exercise prices not less than the fair market value of the stock on the date of the grant. Since May 2004, we no longer grant stock option awards, replacing that program with RSR awards. The terms and conditions upon which options become exercisable vary among grants, however, option rights expire no later than 10 years from the date of grant. We make grants to key employees and non-employee directors. Options generally vest on a straight-line basis over four years. In May 2002, we made a one-time grant of 1,018,000 non-qualified stock options to all our employees not otherwise eligible for option grants. These options are now fully vested and expire five years from the date of grant.

At December 31, 2004, we had 4,539,487 stock options outstanding (vested and unvested), 687,637 RSRs and PSRs awarded but not yet matured, and 3,861,533 shares of common stock reserved for future awards. Stock-based compensation expense was $25.1 ($17.6 after tax) for 2004, $12.5 ($9.0 after tax) for 2003 and $3.8 ($2.5 after tax) for 2002. As of December 31, 2004, the total pretax compensation cost related to non-vested awards not yet recognized in our Consolidated Financial Statements was $25.9, which is expected to be expensed over the remaining expected life of 4 years.

Changes in stock options for the three years ended December 31, 2004, were as follows:

	Options Outstanding
	Shares	Weighted-Average Price Per Share
Balance January 1, 2002	2,784,234	$30.75
Granted	3,293,300	33.20
Exercised	(253,392)	26.50
Canceled	(192,835)	35.95

Balance December 31, 2002	5,631,307	32.20
Granted	2,422,470	38.11
Exercised	(353,143)	27.16
Canceled	(349,225)	39.17

Balance December 31, 2003	7,351,409	34.24
Exercised	(2,426,623)	33.58
Canceled	(385,299)	40.78

Balance December 31, 2004	4,539,487	$34.04

Information about stock options outstanding and exercisable at December 31, 2004, was as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted- Average Price Per Share	Remaining Contractual Life (Years)	Shares	Weighted- Average Price Per Share
$20.00 – $26.00	449,079	$22.91	5.49	149,079	$20.23
$26.01 – $31.75	398,008	27.97	5.66	281,908	27.93
$31.76 – $36.00	1,844,723	33.29	6.04	1,126,483	33.28
$36.01 – $52.00	1,847,677	38.79	4.26	628,530	39.98

Total	4,539,487	$34.04	5.25	2,186,000	$33.63

RSRs provide for the holder to receive a stated number of shares if the holder remains employed for a stated number of years. PSRs provide for the holder to receive a stated number of shares if the company attains certain specified performance goals within a stated performance cycle.

Vested RSRs and earned PSRs are issued in stock or in some instances, paid in cash based on the fair market value of our stock on the issue/payment date. We charge RSRs compensation expense to operations over the vesting period and PSRs compensation expense when it is probable the performance goals will be achieved.

Changes in RSRs and PSRs for the three years ended December 31, 2004, were as follows:

Share Rights
Balance January 1, 2002	243,646
Awarded	148,532
Matured/Earned	(54,820)
Canceled	(38,921)

Balance December 31, 2002	298,437
Awarded	147,739
Matured/Earned	(82,130)
Canceled	(30,946)

Balance December 31, 2003	333,100
Awarded	488,078
Matured/Earned	(90,483)
Canceled	(43,058)

Balance December 31, 2004	687,637

SAFECO AGENCY STOCK PURCHASE PLAN

The Safeco Agency Stock Purchase Plan of 2000 (Agency Plan) provides for the issuance of up to 1,000,000 shares of our common stock to independent distributors who meet certain eligibility requirements. Distribution partners meeting the eligibility requirements can purchase our common stock at a discount from the closing market price on the purchase day.

Common stock issued under the Agency Plan is held in a custodial account and restricted from sale, transfer or assignment during the two-year restriction period. As of December 31, 2004, a total of 90,120 cumulative shares had been purchased, all of which were held in the custodial account.

Note 12: Commitments and Contingencies

LEASES

We lease office space, commercial real estate and certain equipment under leases that expire at various dates through 2018. We account for these leases as operating leases. We do not have any capitalized leases.

Our minimum rental commitments for the next five years and thereafter, including cost escalation clauses, for leases in effect at December 31, 2004, are as follows:

Year Payable	Minimum Rentals
2005	$46.6
2006	45.6
2007	43.7
2008	40.1
2009	33.9
2010 and Thereafter	79.2

Total	$289.1

The amount of rent expense, net of sublease rental income, we charged to Income from Continuing Operations was $56.7 for 2004, $54.6 for 2003 and $49.6 for 2002.

INSURANCE ASSESSMENTS

Under state insolvency and guaranty laws, insurers licensed to do business in the state can be assessed or required to contribute to state guaranty funds to cover policyholder losses resulting from insurer insolvencies. We do not discount or report liabilities for guaranty funds net of premium taxes, and we include them in Other Liabilities on the Consolidated Balance Sheets. We had liabilities of $12.9 at December 31, 2004, and $10.1 at December 31, 2003, for estimated guaranty fund assessments.

Because of the nature of our business, our insurance and other subsidiaries are subject to legal actions filed or threatened in the ordinary course of business operations, generally as liability insurers defending third-party claims brought against insureds, or as insurers defending policy coverage claims brought against them. We do not believe that such litigation will have a material adverse effect on our financial condition, operating results or liquidity.

GUARANTEES

In April 2003, we issued a letter of credit to Citibank on behalf of Safeco UK, Ltd. (Safeco UK), a wholly-owned subsidiary. Safeco UK conducts our London operations. This business was placed into runoff in 2002. This letter of credit guarantees payment of Safeco UK’s share of potential losses (up to $16.2), arising from prior participation in a London reinsurance syndicate. Prior to April 2003, this guarantee was provided by Safeco Insurance Company of America, a wholly-owned subsidiary of Safeco Corporation.

Note 13: Runoff of London Operations

In 2002, we placed our London operations into runoff, resulting in a charge of $26.3 pretax. This charge primarily reflected reserve strengthening to provide for emerging losses as the business is run off.

Note 14: Restructuring Charges

2004 RESTRUCTURING

We have identified expense reductions that will enable us to operate more efficiently following the sale of L&I.

Charges have been recognized and accrued as a restructuring charge and allocated to our reportable segments in accordance with SFAS 146. Other costs that do not meet the criteria for accrual are being expensed as restructuring charges when we incur them.

Costs accrued in 2004 and total estimated costs we expect to incur associated with the restructuring were as follows:

	Total Expected Costs	2004
Employee Termination Costs	$5.3	$0.4
Lease Termination and Other Costs	9.6	3.6

Total	$14.9	$4.0

These costs were allocated to reportable segments as follows:

	Total Expected Costs	2004
Safeco Personal Insurance (SPI)
Auto	$7.1	$1.9
Property	2.5	0.7
Specialty	0.3	0.1

Total SPI	9.9	2.7

Safeco Business Insurance (SBI)
SBI Regular	3.3	0.9
SBI Special Accounts Facility	1.2	0.3

Total SBI	4.5	1.2
Surety	0.5	0.1

Total	$14.9	$4.0

Activity related to the accrued restructuring charges for 2004 was as follows:

	Balance at December 31, 2003	Costs Accrued	Amounts Paid	Balance at December 31, 2004
Employee Termination Costs	$—	$0.4	$0.3	$0.1
Lease Terminations and Other Costs	—	3.6	3.6	—

Total	$—	$4.0	$3.9	$0.1

2003 RESTRUCTURING

We identified expense reductions across the company to enable us to better compete in property and casualty markets. In September 2003, we announced we would eliminate approximately 500 positions. By March 31, 2004, all such positions had been eliminated. This initiative reduced our 2004 operating expenses by approximately $75.

Costs accrued in 2004 and 2003 and total costs we incurred associated with this restructuring were as follows:

	Total Costs	2004	2003
Employee Termination Costs	$9.6	$1.4	$8.2
Lease Termination and Other Costs	1.0	—	1.0

Total	$10.6	$1.4	$9.2

These costs were allocated to reportable segments as follows:

	Total Costs	2004	2003
Safeco Personal Insurance (SPI)
Auto	$4.5	$0.7	$3.8
Property	1.8	0.2	1.6
Specialty	0.1	—	0.1

Total SPI	6.4	0.9	5.5

Safeco Business Insurance (SBI)
SBI Regular	2.2	0.3	1.9
SBI Special Accounts Facility	0.7	0.1	0.6

Total SBI	2.9	0.4	2.5
Surety	0.4	0.1	0.3

Total P&C	9.7	1.4	8.3
Corporate	0.9	—	0.9

Total	$10.6	$1.4	$9.2

Activity related to the restructuring charges for 2004 was as follows:

	Balance at December 31, 2003	Costs Accrued	Amounts Paid	Balance at December 31, 2004
Employee Termination Costs	$0.2	$1.4	$1.6	$—
Lease Terminations and Other Costs	0.7	—	0.7	—

Total	$0.9	$1.4	$2.3	$—

2001/2002 RESTRUCTURING

In July 2001, we announced we would eliminate approximately 1,200 jobs by the end of 2003. These actions were completed in 2002. Our total employment decreased by approximately 1,200. Positions eliminated were in the corporate headquarters and regional P&C operations.

Total restructuring charges and period costs associated with these changes were $66.1 through December 31, 2002. We accrued exit costs of $18.0 in the third quarter of 2001. Period costs totaled $48.1: $26.3 in 2001 and $21.8 in 2002. The accrued exit costs of $18.0 included severance costs and lease termination and other costs. We expensed other charges not meeting the definition of exit costs as restructuring charges in the periods in which we incurred them. These period costs included various employee termination costs, related consulting fees and lease termination costs.

Note 15: Dividend Restrictions and Statutory Financial Information

Our insurance subsidiaries are restricted by state regulations as to the aggregate amount of dividends they may pay in any consecutive 12-month period without regulatory approval. Generally, our insurance subsidiaries may pay dividends out of earned surplus without approval with 30 days prior written notice, within certain limits. The limits are generally based on the greater of 10% of the prior year’s statutory surplus or prior year’s statutory net gain from operations. Dividends in excess of the prescribed limits or the subsidiary’s earned surplus require formal state insurance commission approval. Based on statutory limits as of December 31, 2004, we are able to receive up to $755.3 in dividends from our insurance subsidiaries in 2005 without obtaining prior regulatory approval.

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

Statutory capital and surplus and statutory net income differ from amounts reported in accordance with GAAP primarily because policy acquisition costs are expensed when incurred, and income tax expense reflects only taxes paid or currently payable under statutory accounting rules.

Statutory net income and statutory capital and surplus were:

	2004	2003	2002
Statutory net income	$768.8	$382.3	$464.5
Statutory capital and surplus at December 31	$3,430.9	$2,789.7	$2,509.2

Note 16: Segment Information

Our P&C insurance operations are organized around our four business segments: Safeco Personal Insurance (SPI), Safeco Business Insurance (SBI), Surety and P&C Other. These business segments are a combination of reportable segments that have similar products and services and are managed separately as described below.

On January 1, 2004, we made minor revisions to our P&C segments, to better reflect how these segments are currently managed. Our non-voluntary auto and property results, previously in P&C Other, are now included in SPI Auto and SPI Property. Certain products previously reported in Specialty, primarily earthquake, inland marine and dwelling fire, are now included in Property. Our commercial specialty programs and large-commercial accounts in runoff, previously SBI Runoff, are now included in P&C Other. Prior years have been restated to reflect this revised presentation.

SPI

SPI offers auto, homeowners and other property and specialty insurance products for individuals, and the SPI operations are organized around three reportable segments – Auto, Property and Specialty.

The Auto segment provides coverage for liability of our customers to others for both bodily injury and property damage, for injuries sustained by our customers and for physical damage to our customers’ vehicles from collision and other hazards.

The Property segment provides homeowners, earthquake, dwelling fire and inland marine coverages for individuals. Property coverages protect homes, condominiums and rental property contents against losses from a variety of hazards. We also protect individuals from liability for accidents that occur on their property.

The Specialty segment provides umbrella, recreational vehicle, motorcycle and boat insurance coverages for individuals.

SBI

SBI offers business owner policies, commercial multi-peril packages, workers compensation, commercial property, general liability and commercial auto policies. SBI’s operations are organized around two segments: SBI Regular and SBI Special Accounts Facility.

SBI Regular is our core commercial segment, writing a variety of commercial insurance products for small- to medium-sized businesses (customers who pay annual written premiums of $200,000 or less). Our principal business insurance products include business owner policies, commercial auto, commercial multi-peril, workers compensation, commercial property and general liability.

SBI Special Accounts Facility writes large-commercial accounts for our key distributors who sell our core P&C products as well as our four specialty commercial insurance programs, which are lender-placed property insurance, agents’ errors and omissions (predominantly for Safeco distributors), property and liability insurance for mini-storage and warehouse properties, and professional and general liability insurance for non-profit social services organizations.

SURETY

We offer surety bonds primarily for construction, performance and legal matters that include appeals, probate and bankruptcies.

P&C OTHER

P&C Other includes runoff of assumed reinsurance, London operations that we placed in runoff in 2002, large-commercial business accounts in runoff, and specialty programs we have exited.

CORPORATE

In addition to these reportable segments, certain activities such as interest expense, debt repurchases and intercompany eliminations, are reported in the Corporate segment and not allocated to individual segments.

DISCONTINUED OPERATIONS

The Discontinued Operations include results of our L&I businesses until the sale was completed in August 2004. See Note 17 for more information.

We have restated prior-year amounts to reflect the presentation of L&I as a Discontinued Operation.

OUR RESULTS

Our management measures P&C segment profit or loss based on underwriting results and combined ratios. Underwriting results (profit or loss) represent the net amount of earned premiums, less underwriting losses and expenses, on a pretax basis. Combined ratios show the relationship between underwriting profit or loss and net earned premiums. Using ratios helps us see our operating trends without the effect of changes in net earned premiums. Management views underwriting results and combined ratios as critical measures to assess the effectiveness of the underwriting activities of the P&C operations.

Underwriting results and combined ratios are not a substitute for net income determined in accordance with GAAP.

The following tables present selected financial information by segment and reconcile segment revenues, underwriting results and operating results to amounts reported in the Consolidated Statements of Income:

REVENUES

YEAR ENDED DECEMBER 31	2004	2003	2002
Earned Premiums
Safeco Personal Insurance (SPI)
Auto	$2,628.6	$2,241.5	$1,921.3
Property	920.6	920.9	913.8
Specialty	90.2	83.0	78.5

Total SPI	3,639.4	3,245.4	2,913.6

Safeco Business Insurance (SBI)
SBI Regular	1,224.7	1,097.5	1,014.1
SBI Special Accounts Facility	443.3	383.8	276.0

Total SBI	1,668.0	1,481.3	1,290.1

Surety	203.0	153.6	126.3
P&C Other	18.7	21.5	191.3

Total Earned Premiums	5,529.1	4,901.8	4,521.3
P&C Net Investment Income	445.0	453.0	460.0

Total P&C Revenues	5,974.1	5,354.8	4,981.3
Corporate	20.5	25.2	18.5
Net Realized Investment Gains	200.8	70.1	225.6

Total Revenues	$6,195.4	$5,450.1	$5,225.4

PRETAX UNDERWRITING PROFIT (LOSS) AND NET INCOME

YEAR ENDED DECEMBER 31	2004	2003	2002
Safeco Personal Insurance (SPI)
Auto	$176.2	$47.7	$(59.6)
Property	209.2	108.9	(23.2)
Specialty	11.9	27.2	16.4

Total SPI	397.3	183.8	(66.4)

Safeco Business Insurance (SBI)
SBI Regular	47.2	(28.6)	(51.7)
SBI Special Accounts Facility	26.3	23.5	17.8

Total SBI	73.5	(5.1)	(33.9)

Surety	42.4	27.6	17.6
P&C Other	(40.9)	(212.2)	(156.9)

Total Underwriting Profit (Loss)	472.3	(5.9)	(239.6)
Net Investment Income	445.0	453.0	460.0
Restructuring Charges	(5.4)	(8.3)	(21.8)

Total	911.9	438.8	198.6

Corporate	(98.8)	(128.8)	(124.7)
Net Realized Investment Gains	200.8	70.1	225.6
Loss on Debt Repurchases	(121.0)	—	—

Income from Continuing Operations before Income Taxes	892.9	380.1	299.5
Provision for Income Taxes	272.7	94.6	60.4

Income from Continuing Operations	620.2	285.5	239.1
Results from Discontinued Operations, Net of Taxes	(57.8)	53.7	62.0

Net Income	$562.4	$339.2	$301.1

COMBINED RATIOS + YEAR ENDED DECEMBER 31	2004	2003	2002
Safeco Personal Insurance (SPI)
Auto	93.3%	97.9%	103.1%
Property	77.3	88.2	102.5
Specialty	86.8	67.2	79.1

SPI Total	89.1	94.3	102.3

Safeco Business Insurance (SBI)
SBI Regular	96.2	102.6	105.1
SBI Special Accounts Facility	94.1	93.9	93.5

SBI Total	95.6	100.3	102.6

Surety	79.1	82.0	86.0
P&C Other	*	*	*

Total Combined Ratio	91.5%	100.1%	105.3%

+	Combined ratios are GAAP basis. Expressed as a percentage, they are equal to losses and expenses divided by net earned premiums.
*	Not meaningful because this is a runoff business with minimal premium.

The following table presents asset information, reported on our Consolidated Balance Sheets, by segment:

ASSETS

DECEMBER 31	2004	2003
Safeco Personal Insurance (SPI)
Auto	$4,209.7	$3,683.0
Property	2,125.0	2,199.8
Specialty	210.1	189.0

Total SPI	6,544.8	6,071.8

Safeco Business Insurance (SBI)
SBI Regular	3,468.9	3,235.6
SBI Special Accounts Facility	851.4	722.1

Total SBI	4,320.3	3,957.7

Surety	529.2	385.6
P&C Other	2,074.6	2,490.3

Total	13,468.9	12,905.4

Corporate	1,117.2	693.1
Discontinued Operations	—	22,548.9

Total Assets	$14,586.1	$36,147.4

Note 17: Discontinued Operations

On March 15, 2004, we entered into a definitive agreement to sell our life insurance, group stop-loss medical insurance and asset management operations to an investor group led by White Mountains Insurance Group, Ltd., and Berkshire Hathaway, Inc. On August 2, 2004, this transaction was completed for proceeds of $1,403.0. In a separate transaction, on March 15, 2004, we entered into a definitive agreement to sell Talbot Financial Corporation (Talbot), our insurance brokerage operation, for $90.0 to an investor group led by senior management of Talbot, with financial support from Hub International Limited. On July 1, 2004, this transaction was completed. On April 8, 2004, we entered into a definitive agreement to sell Safeco Trust Company for $6.0 to Mellon Trust of Washington, and on April 19, 2004, this transaction was completed. The proceeds from these sales totaled $1,499.0, including a $64.3 pre-closing dividend from our life insurance subsidiaries and the after-tax loss on the sales was $131.0.

The operations included in these transactions represented all of the business and earnings generated by the L&I segments. We have presented L&I as a Discontinued Operation in accordance with SFAS 144.

Results of Discontinued Operations for the period January 1 to August 2, 2004, and for the years ended December 31, 2003 and 2002, were as follows:

	2004	2003	2002
Total Revenues	$1,140.5	$1,908.0	$1,841.8

Income from Discontinued Operations before Income Taxes	$92.2	$61.1	$93.9
Provision for Income Taxes on Discontinued Operations	19.0	7.4	31.9

Income from Discontinued Operations, Net of Taxes	73.2	53.7	62.0
Loss on Disposition, Net of Taxes	(131.0)	—	—

Results of Discontinued Operations, Net of Taxes	$(57.8)	$53.7	$62.0

Balance Sheet components consisted of:

DECEMBER 31	2003
Fixed Maturities	$18,047.3
Marketable Equity Securities	112.8
Mortgage Loans	926.3
Other Invested Assets	106.5

Total Investments	19,192.9
Other Assets	2,301.5
Securities Lending Collateral	1,054.5

Total Assets	$22,548.9

Total Insurance Liabilities	$17,053.3
Other Liabilities	1,834.9
Securities Lending Payable	1,054.5

Total Liabilities	19,942.7

Retained Earnings	1,682.6
Accumulated Other Comprehensive Income, Net of Taxes	923.6

Total Shareholders’ Equity	2,606.2

Total Liabilities and Shareholders’ Equity	$22,548.9

Note 18: Quarterly Results of Operations (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Revenues
2004	$1,498.3	$1,555.8	$1,566.9	$1,574.4	$6,195.4
2003	1,293.5	1,340.0	1,380.5	1,436.1	5,450.1

Net Income (Loss)
2004(1)(2)	$236.2	$247.5	$(101.1)	$179.8	$562.4
2003(3)	90.0	111.9	(28.9)	166.2	339.2

Net Income (Loss) Per Share – Per Diluted Share
2004(1)(2)	$1.69	$1.77	$(0.76)	$1.41	$4.16
2003(3)	0.65	0.81	(0.21)	1.19	2.44

Income (Loss) from Continuing Operations, Net of Taxes
2004(2)	$185.6	$248.9	$5.9	$179.8	$620.2
2003(3)	79.5	67.1	(0.1)	139.0	285.5

Income (Loss) from Continuing Operations, Net of Taxes – Per Diluted Share
2004(2)	$1.33	$1.78	$0.04	$1.41	$4.59
2003(3)	0.57	0.49	0.00	1.00	2.06

(1)	Includes after-tax loss on sale of our L&I operations of $131.0 in the third quarter of 2004.
(2)	Includes loss on debt repurchases of $78.7 after-tax in the third quarter of 2004.
(3)	Includes workers compensation prior-year reserve strengthening of $133.3 after-tax in the third quarter of 2003.

FINANCIAL STATEMENT SCHEDULES

Summary of Investments – Other Than Investments in Related Parties	Schedule I

Type Of Investments

(In Millions)

DECEMBER 31, 2004	Cost or Amortized Cost	Fair Value	Balance Sheet
Fixed Maturities
Bonds
U.S. Government and Agencies	$1,105.0	$1,146.7	$1,146.7
States and Political Subdivisions	2,394.3	2,547.7	2,547.7
Foreign Governments	79.9	87.5	87.5
Public Utilities	700.6	716.2	716.2
Mortgage-Backed Securities	1,259.8	1,283.1	1,283.1
All Other Corporate Bonds	3,351.2	3,443.9	3,443.9
Redeemable Preferred Stocks	67.2	69.2	69.2

Total Fixed Maturities	8,958.0	9,294.3	9,294.3
Marketable Equity Securities
Common Stocks
Public Utilities	15.0	26.7	26.7
Banks, Trust and Insurance Companies	144.3	245.6	245.6
Industrial, Miscellaneous and All Other (1)	454.2	802.3	828.6
Non-Redeemable Preferred Stocks	0.5	0.5	0.5

Total Equity Securities	614.0	1,075.1	1,101.4
Other Invested Assets (2)	8.5	8.5	8.5

Total Investments	$9,580.5	$10,377.9	$10,404.2

(1)	Our Consolidated Balance Sheet includes $26.3 investment in Safeco Capital Trust, a related party. See Note 1.
(2)	Other Invested Assets include limited partnerships.

Condensed Statements of Income	Schedule II

Condensed Financial Information of the Registrant (Parent Company)

(In Millions)

YEAR ENDED DECEMBER 31	2004	2003	2002
REVENUES
Dividends - Non-affiliates	$0.8	$1.2	$4.0
Interest - Affiliates	10.9	11.8	7.1
- Non-affiliates	6.6	2.0	0.1
Net Realized Investment Gains (Losses)	15.8	2.1	(22.4)

Total Revenues	34.1	17.1	(11.2)

EXPENSES
Interest	108.9	129.4	133.3
Other	18.1	14.7	6.7
Loss on Debt Repurchases	121.0	—	—

Total Expenses	248.0	144.1	140.0

Loss from Continuing Operations before Income Taxes	(213.9)	(127.0)	(151.2)
Benefit from Income Taxes	(81.7)	(44.6)	(52.6)

Loss before Equity in Net Income of Subsidiaries	(132.2)	(82.4)	(98.6)
Equity in Net Income of Subsidiaries	694.6	421.6	399.7

Consolidated Net Income	$562.4	$339.2	$301.1

Condensed Balance Sheets	Schedule II

Condensed Financial Information of the Registrant (Parent Company)

(In Millions)

DECEMBER 31	2004	2003
ASSETS
Investments
Stock of Subsidiaries, at Cost Plus Equity in Undistributed Earnings	$4,352.6	$6,511.8
Fixed Maturities Available-for-Sale, at Fair Value (Amortized cost: $401.1; $157.8)	400.5	158.1
Marketable Equity Securities Available-for-Sale, at Fair Value (Cost: $3.8; $8.4)	13.7	24.4
Other Invested Assets	0.6	1.9

Total Investments	4,767.4	6,696.2
Cash and Cash Equivalents	82.2	79.5
Receivables from Affiliated Companies	286.3	304.8
Accrued Investment Income	18.8	12.8
Current Income Taxes Recoverable	145.1	22.4
Deferred Income Taxes Recoverable	12.5	8.7
Other Assets	24.2	38.9
Securities Lending Collateral	264.3	86.8

Total Assets	$5,600.8	$7,250.1

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest Payable	$36.3	$57.5
Payables to Affiliated Companies	1.0	70.3
Dividends Payable to Shareholders	28.1	25.6
Debt	1,332.9	1,951.3
Other Liabilities	17.3	35.3
Securities Lending Payable	264.3	86.8

Total Liabilities	1,679.9	2,226.8

Preferred Stock, No Par Value
Shares Authorized: 10	—	—
Shares Issued and Outstanding: None
Common Stock, No Par Value
Shares Authorized: 300
Shares Reserved for Stock Awards: 9.1; 11.6
Shares Issued and Outstanding: 127.0; 138.6	641.8	1,197.3
Retained Earnings	2,763.8	2,308.7
Accumulated Other Comprehensive Income, Net of Taxes	515.3	1,517.3

Total Shareholders’ Equity	3,920.9	5,023.3

Total Liabilities and Shareholders’ Equity	$5,600.8	$7,250.1

Condensed Statements of Cash Flows	Schedule II

Condensed Financial Information of the Registrant (Parent Company)

(In Millions)

YEAR ENDED DECEMBER 31	2004	2003	2002
OPERATING ACTIVITIES
Dividends and Interest Received - Affiliates	$241.7	$314.3	$208.4
- Non-affiliates	8.5	5.1	5.3
Interest Paid	(123.0)	(127.8)	(138.7)
Income Taxes Received	117.5	63.3	28.8
Other, Net	(3.9)	(43.3)	8.6

Net Cash Provided by Operating Activities	240.8	211.6	112.4

INVESTING ACTIVITIES
Purchases of:
Fixed Maturities Available-for-Sale	(335.6)	(106.8)	(326.5)
Equity Securities Available-for-Sale	(38.0)	(1.0)	(5.5)
Other Invested Assets	(1.6)	—	(58.9)
Maturities and Calls of Fixed Maturities Available-For-Sale	0.6	—	—
Sales of:
Fixed Maturities Available-for-Sale	42.2	80.7	3.5
Equity Securities Available-for-Sale	52.3	2.6	12.2
Other Invested Assets	2.0	9.0	—
Proceeds from Sale of Subsidiaries	1,499.0	—	—
Net Capital Contributions to Subsidiaries	(20.0)	(4.5)	—

Net Cash Provided by (Used in) Investing Activities	1,200.9	(20.0)	(375.2)

FINANCING ACTIVITIES
Repayment of Notes	(735.2)	(507.2)	(42.8)
Common Stock Reacquired	(663.0)	—	(9.9)
Dividends Paid to Shareholders	(104.8)	(102.4)	(94.6)
Stock Options Exercised	64.0	1.6	8.1
Proceeds from Notes Issued	—	495.9	371.8
Proceeds from Common Stock Offering	—	—	329.2
Net Repayment of Commercial Paper	—	—	(299.0)

Net Cash Provided by (Used in) Financing Activities	(1,439.0)	(112.1)	262.8

Net Increase in Cash and Cash Equivalents	2.7	79.5	—
Cash and Cash Equivalents at Beginning of Year	79.5	—	—

Cash and Cash Equivalents at End of Year	$82.2	$79.5	$—

Condensed Statements of Cash Flows	Schedule II

Reconciliation of Net Income to Net Cash Provided by Operating Activities

Condensed Financial Information of the Registrant (Parent Company)

(In Millions)

YEAR ENDED DECEMBER 31	2004	2003	2002
Net Income	$562.4	$339.2	$301.1
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Equity in Net Income of Consolidated Subsidiaries	(694.6)	(421.6)	(399.7)
Dividends Received from Consolidated Subsidiaries	395.7	302.5	199.4
Net Realized Investment (Gains) Losses	(15.8)	(2.1)	22.4
Deferred Income Tax Provision	5.6	30.1	10.7
Other, Net	—	—	(1.3)
Changes in:
Accrued Investment Income	(6.0)	2.9	(14.4)
Interest Payable	(21.2)	0.7	9.5
Current Income Taxes Recoverable	(122.7)	(8.0)	(37.2)
Other Assets and Liabilities	137.4	(32.1)	21.9

Total Adjustments	(321.6)	(127.6)	(188.7)

Net Cash Provided by Operating Activities	$240.8	$211.6	$112.4

There were no significant non-cash financing or investing activities for the years ended December 31, 2004 or 2003. In December 2002, the parent company contributed $150.0 to P&C and $100.0 to L&I, consisting of $249.3 of fixed maturities and $0.7 of cash.

Supplemental Insurance Information	Schedule III

DECEMBER 31, 2004

(In Millions)

Segment	Deferred Policy Acquisition Costs	Loss and Loss Adjustment Expense Reserves	Unearned Premiums	Earned Premiums	Net Investment Income	Losses and Loss Adjustment Expenses	Amortization of Deferred Policy Acquisition Costs	Other Operating Costs	Net Written Premiums
Property & Casualty
SPI
Auto	$100.4	$1,545.1	$716.9	$2,628.6	$133.8	$1,865.7	$346.2	$240.5	$2,709.6
Property	91.8	307.4	509.7	920.6	72.5	453.4	169.0	89.0	918.1
Specialty	7.0	67.6	41.4	90.2	6.7	55.6	15.3	7.4	93.1
SBI
SBI Regular	105.1	1,650.1	619.6	1,224.7	111.7	766.0	207.5	204.0	1,258.5
SBI Special Accounts Facility	23.3	314.4	132.8	443.3	24.2	246.8	109.6	60.6	447.4
Surety	54.6	21.3	154.4	203.0	13.0	57.5	77.0	26.1	231.4
P&C Other	—	1,303.4	17.2	18.7	83.1	50.2	—	9.4	17.7
Restructuring Charges	—	—	—	—	—	—	—	5.4	—

Total	382.2	5,209.3	2,192.0	5,529.1	445.0	3,495.2	924.6	642.4	5,675.8
Corporate	—	—	—	—	19.6	—	—	240.3	—

Consolidated Totals	$382.2	$5,209.3	$2,192.0	$5,529.1	$464.6	$3,495.2	$924.6	$882.7	$5,675.8

Supplemental Insurance Information	Schedule III

DECEMBER 31, 2003

(In Millions)

Segment	Deferred Policy Acquisition Costs	Loss and Loss Adjustment Expense Reserves	Unearned Premiums	Earned Premiums	Net Investment Income	Losses and Loss Adjustment Expenses	Amortization of Deferred Policy Acquisition Costs	Other Operating Costs	Net Written Premiums
Property & Casualty
SPI
Auto	$86.2	$1,352.3	$636.1	$2,241.5	$126.4	$1,671.6	$304.2	$218.0	$2,339.9
Property	94.0	351.6	513.6	920.9	80.3	547.9	172.9	91.2	925.0
Specialty	6.5	55.6	38.5	83.0	6.6	34.5	14.2	7.1	85.6
SBI
SBI Regular	102.0	1,549.0	590.0	1,097.5	111.8	720.9	192.7	212.5	1,156.9
SBI Special Accounts Facility	22.8	233.9	131.0	383.8	19.8	214.9	96.6	48.8	405.8
Surety	45.3	(12.2)	124.9	153.6	10.4	40.3	65.0	20.7	178.8
P&C Other	—	1,514.4	19.5	21.5	97.7	222.1	0.6	11.0	22.3
Restructuring Charges	—	—	—	—	—	—	—	8.3	—

Total	356.8	5,044.6	2,053.6	4,901.8	453.0	3,452.2	846.2	617.6	5,114.3
Corporate	—	—	—	—	15.4	—	—	154.0	—

Consolidated Totals	$356.8	$5,044.6	$2,053.6	$4,901.8	$468.4	$3,452.2	$846.2	$771.6	$5,114.3

Supplemental Insurance Information	Schedule III

DECEMBER 31, 2002

(In Millions)

Segment	Deferred Policy Acquisition Costs	Loss and Loss Adjustment Expense Reserves	Unearned Premiums	Earned Premiums	Net Investment Income	Losses and Loss Adjustment Expenses	Amortization of Deferred Policy Acquisition Costs	Other Operating Costs	Net Written Premiums
Property & Casualty
SPI
Auto	$76.6	$1,261.0	$537.2	$1,921.3	$119.3	$1,519.7	$271.0	$190.2	$1,999.6
Property	96.7	358.3	509.1	913.8	83.7	665.7	185.7	85.6	923.4
Specialty	6.1	59.9	36.0	78.5	6.6	41.9	13.4	6.8	79.5
SBI
SBI Regular	96.2	1,467.4	530.9	1,014.1	111.3	697.6	184.7	183.5	1,055.2
SBI Special Accounts Facility	19.5	143.2	107.2	276.0	10.5	142.1	71.5	44.6	349.0
Surety	37.6	60.2	97.1	126.3	9.1	29.6	60.9	18.2	133.6
P&C Other	0.2	1,648.5	20.5	191.3	119.5	266.6	31.6	50.0	44.3
Restructuring Charges	—	—	—	—	—	—	—	21.8	—

Total	332.9	4,998.5	1,838.0	4,521.3	460.0	3,363.2	818.8	600.7	4,584.6
Corporate	—	—	—	—	7.8	—	—	143.2	—

Consolidated Totals	$332.9	$4,998.5	$1,838.0	$4,521.3	$467.8	$3,363.2	$818.8	$743.9	$4,584.6

Supplemental Information Concerning Consolidated Property & Casualty Insurance Operations	Schedule VI

Affiliation with Registrant: Property & Casualty Subsidiaries

(In Millions)

DECEMBER 31	2004	2003	2002
Deferred Policy Acquisition Costs	$382.2	$356.8	$332.9
Loss and Loss Adjustment Expense Reserves	5,209.3	5,044.6	4,998.5
Unearned Premiums	$2,192.0	$2,053.6	$1,838.0

YEAR ENDED DECEMBER 31	2004	2003	2002
Earned Premiums	$5,529.1	$4,901.8	$4,521.3
Net Investment Income	445.0	453.0	460.0
Losses and Loss Adjustment Expenses Incurred Related to:
Current Year	3,534.2	3,202.3	3,237.4
Prior Year	(39.0)	249.9	125.8
Amortization of Deferred Policy Acquisition Costs	924.6	846.2	818.8
Paid Losses and Loss Adjustment Expenses	3,325.2	3,338.9	3,414.1
Net Written Premiums	$5,675.8	$5,114.3	$4,584.6

Index to Exhibits
3.1	Bylaws (as last amended February 2, 2005).

3.2	Restated Articles of Incorporation (as amended May 7, 1997), filed as Exhibit 3.2 to Safeco’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 (File No. 1-6563), are incorporated herein by this reference.

4.1	Indenture, dated as of July 15, 1997, between Safeco and The Chase Manhattan Bank N.A., as Trustee, filed as Exhibit 4.2 to Safeco’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 (File No. 1-6563), is incorporated herein by this reference.

4.2	Form of Certificate of Exchange Junior Subordinated Debenture filed as Exhibit 4.2 to Safeco’s Registration Statement on Form S-4 (No. 333-38205) dated October 17, 1997, is incorporated herein by this reference.

4.3	Certificate of Trust of Safeco Capital Trust I dated June 18, 1997, filed as Exhibit 4.4 to Safeco’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 (File No. 1-6563), is incorporated herein by this reference.

4.4	Amended and Restated Declaration of Trust of Safeco Capital Trust I dated as of July 15, 1997, filed as Exhibit 4.5 to Safeco’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 (File No. 1-6563), is incorporated herein by this reference.

4.5	Form of Exchange Capital Security Certificate for Safeco Capital Trust I filed as Exhibit 4.5 to Safeco’s Registration Statement on Form S-4 (No. 333-38205) dated October 17, 1997, is incorporated herein by this reference.

4.6	Form of Exchange Guarantee of Safeco relating to the Exchange Capital Securities, filed as Exhibit 4.6 to Safeco’s Registration Statement on Form S-4 (No. 333-38205) dated October 17, 1997, is incorporated herein by this reference.

4.7	Indenture, dated as of February 15, 2000, among Safeco and The Chase Manhattan Bank, N.A., as Trustee, filed as Exhibit 4.8 to Safeco’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 1-6563), is incorporated herein by this reference.

4.8	Form of Safeco Agency Stock Purchase Plan Terms and Conditions as Agreed to by the Agency, filed as Exhibit 4.1 to Safeco’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 1-6563), is incorporated herein by this reference.

4.9	Indenture for Debt Securities between J.P. Morgan Trust Company, National Association and Safeco, dated as of August 23, 2002, filed as Exhibit 4.11 to Safeco’s Current Report on Form 8-K dated January 28, 2003 (File No. 1-6563), is incorporated herein by this reference.

4.10	Form of 4.200% Senior Notes due 2008, filed as Exhibit 4.12 to Safeco’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 1-6563), is incorporated herein by this reference.

4.11	Form of 4.875% Senior Notes due 2010, filed as Exhibit 4.13 to Safeco’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 1-6563) is incorporated herein by this reference.

10.1	Safeco Corporation Deferred Compensation Plan for Directors, as Amended and Restated effective November 1, 2004.

10.2	Safeco Deferred Compensation Plan and Supplemental Benefit for Executives, as Amended and Restated effective November 1, 2004.

10.3	Form of Change in Control Severance Agreements between Safeco and each of Michael E. LaRocco, Dale E. Lauer, Michael S. McGavick, Allie R. Mysliwy, James W. Ruddy, and Yomtov Senegor, in each case dated as of November 7, 2001, filed as Exhibit 10.5 to Safeco’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (File No. 1-6563), is incorporated herein by this reference.

10.4	Safeco Long-Term Incentive Plan of 1997 as Amended and Restated February 7, 2001, filed as Exhibit 10.6 to Safeco’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (File No. 1-6563), is incorporated herein by this reference.

10.5	Form of Stock Option Contract granted under the Safeco Long-Term Incentive Plan of 1997, filed as Exhibit 10.6 to Safeco’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 1-6563), is incorporated herein by this reference.

10.6	Form of Non-Qualified Stock Option Award Agreement - Non-Employee Director granted under the Safeco Long-Term Incentive Plan of 1997, filed as Exhibit 10.4 to Safeco’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 (File No. 1-6563), is incorporated herein by this reference.

10.7	Form of Restricted Stock Rights Award Agreement granted under the Safeco Long-Term Incentive Plan of 1997, filed as Exhibit 10.7 to Safeco’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 1-6563), is incorporated herein by this reference.

10.8	Form of Performance Stock Rights Award Agreement granted under the Safeco Long-Term Incentive Plan of 1997, filed as Exhibit 10.8 to Safeco’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 1-6563), is incorporated herein by this reference.

10.9	Safeco Incentive Plan of 1987 contained in the Prospectus dated November 10, 1989, as amended January 31, 1990, filed as Exhibit 10 to Safeco’s Annual Report on Form 10-K for the fiscal year ended December 31, 1989 (File No. 1-6563), and the Supplement to such Prospectus dated November 8, 1990, filed as Exhibit 10 to Safeco’s Annual Report on Form 10-K for the fiscal year ended December 31, 1990 (File No. 1-6563), are incorporated herein by this reference.

10.10	Incentive Compensation Plan for President/Chief Executive Officer 2001, filed as Exhibit 10.3 to Safeco’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (File No. 1-6563), is incorporated herein by this reference.

10.11	Non-Qualified Stock Option Contract between Safeco and Michael S. McGavick dated January 26, 2001, filed as Exhibit 10.4 to Safeco’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (File No. 1-6563), is incorporated herein by this reference.

10.12	Performance Stock Rights Award Agreement issued under the Safeco Long-Term Incentive Plan of 1997 between Safeco and Michael S. McGavick dated March 27, 2001, filed as Exhibit 10.7 to Safeco’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (File No. 1-6563), is incorporated herein by this reference.

10.13	Description of the Safeco Corporation Interim Leadership Performance Program, filed as Exhibit 10 to Safeco’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (File No. 1-6563), is incorporated herein by this reference.

10.14	Form of Promissory Note in favor of General America Corporation by each of Michael S. McGavick, Michael E. LaRocco and Yomtov Senegor (in the case of Mr. McGavick in the principal amount of $1,275,000 and dated June 28, 2001; in the case of Mr. LaRocco in the principal amount of $780,000 and dated October 8, 2001; and in the case of Mr. Senegor in the principal amount of $1,000,000 and dated October 11, 2001), filed as Exhibit 10.22 to Safeco’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (File No. 1-6563), is incorporated herein by this reference.

10.15	Safeco Leadership Performance Plan, as Amended and Restated effective November 3, 2004, filed as Exhibit 10.1 to Safeco’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 1-6563), is incorporated herein by this reference.

10.16	Form of Change in Control Severance Agreement between Safeco Corporation and Christine B. Mead dated as of January 24, 2002, filed as Exhibit 10.1 to Safeco’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (File No. 1-6563), is incorporated herein by this reference.

10.17	Form of Promissory Note in favor of General America Corporation by Christine B. Mead in the principal amount of $900,000 dated April 3, 2002, filed as Exhibit 10.2 to Safeco’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (File No. 1-6563), is incorporated herein by this reference.

10.18	Credit Agreement dated as of September 18, 2002 among Safeco Corporation, as the Borrower, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, JP Morgan Chase Bank and US Bank, as Co-Syndication Agents, Keybank National Association, as Documentation Agent, and the other lenders party thereto, filed as Exhibit 10.2 to Safeco’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (File No. 1-6563), is incorporated herein by this reference.

10.19	Safeco 401(k)/Profit Sharing Retirement Plan as Amended and Restated effective January 1, 2004, filed as Exhibit 10.28 to Safeco’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (File No. 1-6563), is incorporated herein by this reference.

10.20	Safeco Flexible Benefits Program as Amended and Restated effective January 1, 2004, filed as Exhibit 10.29 to Safeco’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (File No. 1-6563), is incorporated herein by this reference.

10.21	Amended and Restated Employment Agreement between Safeco Corporation and Michael S. McGavick, dated January 5, 2005.

11	Computation of Income per Share of Common Stock (See Note 1 to the Consolidated Financial Statements).

12	Computation of Ratio of Earnings (Loss) to Fixed Charges.

21	Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer of Safeco Corporation dated March 3, 2005, in accordance with Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer of Safeco Corporation dated March 3, 2005, in accordance with Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer of Safeco Corporation dated March 3, 2005, in accordance with 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of Safeco Corporation dated March 3, 2005, in accordance with 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.