Form 10-Q
period 2005-03-31
SAFECO CORP
filed 2005-05-06
CIK 86104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended March 31, 2005

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

127,476,794 shares of common stock of Safeco Corporation, no par value, were outstanding at April 29, 2005.

Safeco Corporation and Subsidiaries

Safeco Corporation and Subsidiaries

Consolidated Statements of Income

(In Millions, Except Per Share Amounts)

THREE MONTHS ENDED MARCH 31	2005	2004
	(Unaudited)
REVENUES
Net Earned Premiums	$1,428.4	$1,340.5
Net Investment Income	118.6	115.0
Net Realized Investment Gains	33.5	42.8

Total Revenues	1,580.5	1,498.3

EXPENSES
Losses and Loss Adjustment Expenses	866.6	826.0
Amortization of Deferred Policy Acquisition Costs	243.5	226.9
Other Underwriting and Operating Expenses	151.2	154.1
Interest Expense	21.4	30.5
Restructuring Charges	0.2	1.3

Total Expenses	1,282.9	1,238.8

Income from Continuing Operations before Income Taxes	297.6	259.5
Provision for Income Taxes	85.6	73.9

Income from Continuing Operations	212.0	185.6
Income from Discontinued Operations (Net of Taxes of $26.9 in 2004)	—	50.6

Net Income	$212.0	$236.2

INCOME PER SHARE OF COMMON STOCK – DILUTED
Income from Continuing Operations	$1.65	$1.33
Income from Discontinued Operations, Net of Taxes	—	0.36

Net Income Per Share of Common Stock – Diluted	$1.65	$1.69

INCOME PER SHARE OF COMMON STOCK – BASIC
Income from Continuing Operations	$1.67	$1.34
Income from Discontinued Operations, Net of Taxes	—	0.36

Net Income Per Share of Common Stock – Basic	$1.67	$1.70

Dividends Declared Per Share	$0.220	$0.185

Average Number of Shares Outstanding During the Period:
Diluted	128.2	140.0
Basic	127.1	138.9

See Condensed Notes to Consolidated Financial Statements.

Safeco Corporation and Subsidiaries

Consolidated Balance Sheets

(In Millions)

	MARCH 31 2005	DECEMBER 31 2004
	(Unaudited)
ASSETS
Investments
Available-for-Sale Securities:
Fixed Maturities, at Fair Value (Cost or amortized cost: $8,986.8; $8,958.0)	$9,181.2	$9,294.3
Marketable Equity Securities, at Fair Value (Cost: $705.9; $640.3)	1,111.0	1,101.4
Other Invested Assets	8.3	8.5

Total Investments	10,300.5	10,404.2
Cash and Cash Equivalents	354.8	251.9
Accrued Investment Income	116.6	129.7
Premiums and Service Fees Receivable	1,125.5	1,146.5
Current Income Taxes Recoverable	41.0	54.7
Deferred Income Tax Asset	301.1	292.6
Reinsurance Recoverables	353.6	355.4
Deferred Policy Acquisition Costs	377.2	382.2
Land, Buildings and Equipment for Company Use (At cost less accumulated depreciation: $324.3; $312.9)	371.5	380.9
Other Assets	256.7	256.1
Securities Lending Collateral	888.3	931.9

Total Assets	$14,486.8	$14,586.1

LIABILITIES AND SHAREHOLDERS’ EQUITY
Loss and Loss Adjustment Expense Reserves	$5,222.2	$5,209.3
Unearned Premiums	2,218.5	2,192.0
Debt	1,332.9	1,332.9
Other Liabilities	835.3	999.1
Securities Lending Payable	888.3	931.9

Total Liabilities	10,497.2	10,665.2

Commitments and Contingencies	—	—
Preferred Stock, No Par value;
Shares Authorized: 10
Shares Issued and Outstanding: None
Common Stock, No Par Value	—	—
Shares Authorized: 300
Shares Reserved for Stock Awards: 8.6; 9.1
Shares Issued and Outstanding: 127.4; 127.0	655.1	641.8
Retained Earnings	2,947.8	2,763.8
Accumulated Other Comprehensive Income, Net of Taxes	386.7	515.3

Total Shareholders’ Equity	3,989.6	3,920.9

Total Liabilities and Shareholders’ Equity	$14,486.8	$14,586.1

See Condensed Notes to Consolidated Financial Statements.

Safeco Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(In Millions)

THREE MONTHS ENDED MARCH 31	2005	2004
	(Unaudited)
OPERATING ACTIVITIES
Insurance Premiums Received	$1,476.0	$1,336.0
Dividends and Interest Received	142.1	138.7
Insurance Claims Paid	(851.7)	(807.0)
Underwriting, Acquisition, Insurance and Other Operating Costs Paid	(550.7)	(552.6)
Interest Paid	(42.2)	(63.4)
Income Taxes Received (Paid)	(10.8)	19.8

Net Cash Provided by Operating Activities	162.7	71.5

INVESTING ACTIVITIES
Purchases of:
Fixed Maturities Available-for-Sale	(490.7)	(405.8)
Marketable Equity Securities Available-for-Sale	(139.1)	(110.3)
Maturities and Calls of Fixed Maturities Available-for-Sale	324.3	195.8
Sales of:
Fixed Maturities Available-for-Sale	164.4	180.0
Marketable Equity Securities Available-for-Sale	101.9	135.4
Other, Net	(2.0)	11.0

Net Cash Provided by (Used In) Investing Activities	(41.2)	6.1

FINANCING ACTIVITIES
Dividends Paid to Shareholders	(28.0)	(25.7)
Stock Options Exercised	9.4	15.1

Net Cash Used in Financing Activities	(18.6)	(10.6)

Net Increase in Cash and Cash Equivalents	102.9	67.0
Cash and Cash Equivalents at Beginning of Period	251.9	319.0

Cash and Cash Equivalents at End of Period	$354.8	$386.0

See Condensed Notes to Consolidated Financial Statements.

Safeco Corporation and Subsidiaries

Consolidated Statements of Cash Flows – Reconciliation of Net Income to Net Cash Provided by Operating Activities

(In Millions)

THREE MONTHS ENDED MARCH 31	2005	2004
	(Unaudited)
Net Income	$212.0	$236.2

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Income from Discontinued Operations, Net of Taxes	—	(50.6)
Net Realized Investment Gains	(33.5)	(42.8)
Amortization of Fixed Maturities	11.6	9.5
Amortization and Depreciation	12.8	14.8
Deferred Income Tax Provision	49.5	38.3
Other, Net	0.8	2.8
Changes in:
Accrued Investment Income	13.1	10.0
Deferred Policy Acquisition Costs	5.0	(4.6)
Loss and Loss Adjustment Expense Reserves	12.9	24.3
Unearned Premiums	26.5	31.6
Current Income Taxes Recoverable	13.7	51.6
Premiums and Service Fees Receivable	21.0	(36.0)
Other Assets and Liabilities	(182.7)	(213.6)

Total Adjustments	(49.3)	(164.7)

Net Cash Provided by Operating Activities	$162.7	$71.5

There were no significant non-cash financing or investing activities for the three months ended March 31, 2005 or 2004.

See Condensed Notes to Consolidated Financial Statements.

Safeco Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity

(In Millions, except share amounts)

THREE MONTHS ENDED MARCH 31	2005	2004
	(Unaudited)
COMMON STOCK
Balance at Beginning of Period	$641.8	$1,197.3
Stock Issued for Options and Rights (including taxes of $0.7; $1.9)	11.0	16.8
Stock Compensation	2.3	2.8

Balance at End of Period	655.1	1,216.9

RETAINED EARNINGS
Balance at Beginning of Period	2,763.8	2,308.7
Net Income	212.0	236.2
Dividends Declared	(28.0)	(25.7)

Balance at End of Period	2,947.8	2,519.2

ACCUMULATED OTHER COMPREHENSIVE INCOME, NET OF TAXES
Balance at Beginning of Period	515.3	1,517.3
Other Comprehensive Income (Loss)	(128.6)	281.3

Balance at End of Period	386.7	1,798.6

Shareholders’ Equity	$3,989.6	$5,534.7

THREE MONTHS ENDED MARCH 31	2005	2004
	(Unaudited)
COMMON SHARES OUTSTANDING
Number of Shares Outstanding at Beginning of Period	126,958,493	138,604,840
Shares Issued for Stock Options and Rights	392,181	557,342

Number of Shares Outstanding at End of Period	127,350,674	139,162,182

Consolidated Statements of Comprehensive Income
(In Millions)

THREE MONTHS ENDED MARCH 31	2005	2004
	(Unaudited)
Net Income	$212.0	$236.2

Other Comprehensive Income, Net of Taxes:
Change in Unrealized Gains (Losses) on Available-for-Sale Securities	(106.7)	85.9
Reclassification Adjustment for Net Realized Investment Gains Included in Income from Continuing Operations	(22.0)	(27.8)
Foreign Currency Translation Adjustments	0.1	(1.0)
Change in Discontinued Operations	—	224.2

Other Comprehensive Income (Loss)	(128.6)	281.3

Comprehensive Income	$83.4	$517.5

See Condensed Notes to Consolidated Financial Statements.

Safeco Corporation and Subsidiaries

Condensed Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in millions except per share data, unless noted otherwise)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Safeco Corporation is a Washington State corporation operating across the United States, with insignificant non-U.S. activities. We sell property and casualty insurance. We generated virtually all of our revenues from continuing operations for the periods presented in this report from these activities.

Throughout our unaudited Consolidated Financial Statements, we refer to Safeco Corporation and its subsidiaries as “Safeco,” “we” and “our.” We refer to the property and casualty businesses as “Property & Casualty” and “P&C”. We refer to all other continuing activities, primarily the financing of our business activities, collectively as “Corporate.” We refer to the discontinued life insurance, group stop-loss medical insurance, trust, asset management and brokerage operations as “Discontinued Operations,” “Life & Investments” and “L&I.”

Basis of Consolidation and Reporting and Use of Estimates

We have prepared the unaudited Consolidated Financial Statements in conformity with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q. Certain financial information, which is required in the annual financial statements prepared in conformity with GAAP, may not be required for interim financial reporting purposes and has been condensed or omitted. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation of results for the interim periods have been included. Results for the three-month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

These unaudited Consolidated Financial Statements and Condensed Notes to the Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes to the Consolidated Financial Statements included in our 2004 Annual Report on Form 10-K that was previously filed with the Securities and Exchange Commission.

Preparing these interim Consolidated Financial Statements in conformity with GAAP requires us to make estimates and assumptions that may affect amounts reported in these Consolidated Financial Statements and accompanying Condensed Notes to Consolidated Financial Statements. Actual results could differ from those estimates.

The unaudited Consolidated Financial Statements include Safeco Corporation and its subsidiaries. We have eliminated all significant intercompany transactions and balances in the Consolidated Financial Statements.

We made certain reclassifications to the prior-period amounts for consistency with our current-period presentation.

Earnings per Share

We calculate basic earnings per share by dividing net income by the weighted-average number of common shares outstanding during the quarter. Diluted earnings per share include the additional common shares assumed issued under the treasury stock method – this reflects the potential dilution that could occur if options were exercised and restricted stock rights were vested.

We present the computation of net income per share below, based upon weighted-average and dilutive common shares outstanding:

THREE MONTHS ENDED MARCH 31	2005	2004
Net Income	$212.0	$236.2
Average Number of Common Shares Outstanding	127.1	138.9

Basic Net Income Per Share	$1.67	$1.70

Net Income	$212.0	$236.2
Average Number of Common Shares Outstanding	127.1	138.9
Additional Common Shares Assumed Issued Under Treasury Stock Method	1.1	1.1

Average Number of Common Shares Outstanding - Diluted	128.2	140.0

Diluted Net Income Per Share	$1.65	$1.69

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

In December 2002, the FASB issued SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” amending SFAS 123, to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation under SFAS 123. Effective January 1, 2003, we adopted the fair value method for accounting for stock options as defined in SFAS 123, using the prospective basis transition method. Under this method, we have recognized expense for awards granted, modified or settled after January 1, 2003. Stock-based compensation expense was $6.6 ($4.4 after tax) for the three months ended March 31, 2005 and $5.4 ($3.9 after tax) for the three months ended March 31, 2004.

The following table illustrates, on a pro forma basis, the effect on our net income and net income per share as if we applied the fair value method to all outstanding and unvested awards in each period:

THREE MONTHS ENDED MARCH 31	2005	2004
Net Income, as reported	$212.0	$236.2
Add Back: After-Tax Stock-based Compensation Expense Included in Reported Net Income	4.4	3.9
Deduct: Pro Forma Stock-based Compensation Expense*	(4.7)	(4.9)

Pro Forma Net Income	$211.7	$235.2

Net Income Per Share
Basic – as Reported	$1.67	$1.70
Diluted – as Reported	$1.65	$1.69
Basic – Pro Forma	$1.67	$1.69
Diluted – Pro Forma	$1.65	$1.68

*	Determined under fair value based method for all awards, net of related tax effects.

Common Stock

When we repurchase any of our common shares, we reduce our capital stock and retained earnings to reflect the repurchase on our Consolidated Balance Sheets. In accordance with the Washington Business Corporation Act, we do not show treasury stock as a separate reduction to Shareholders’ Equity on our Consolidated Balance Sheets.

On August 2, 2004, using our proceeds from the sale of L&I, we repurchased 13,247,863 shares, or 9.5% of our outstanding common stock, under an Accelerated Stock Buyback (ASB) program. We purchased the shares from a dealer at a price of $46.80 per share, for a total cost of $625.0, including transaction costs. The effect of the ASB program was to return excess capital resulting from the L&I sale to our shareholders, and it immediately reduced the number of our common shares outstanding. The dealer obtained the shares that we purchased by borrowing them in the open market, and the dealer repurchased shares in the market over a nine month period following our initial repurchase, to repay the borrowed shares. The ASB included $200.0 that is subject to a collar, a contract that sets a minimum and maximum price for us for the shares repurchased under the collar. We completed the ASB program in April 2005, paying a price adjustment of $16.1 to the dealer based on the volume weighted average price of our common stock during the period of the ASB repurchases. We will report this price adjustment in shareholders’ equity on our Consolidated Balance Sheet as of June 30, 2005.

On May 4, 2005, our Board of Directors declared a quarterly dividend of $0.25 per share, payable on July 25, 2005 to shareholders of record as of July 8, 2005. This represents a 13.6% increase per share over the previous quarterly dividend of $0.22 per share.

Employee Benefit Plans

Cash Balance Plan – The Safeco Cash Balance Plan (CBP) is a noncontributory defined benefit plan that provides benefits for each year of service by an employee after 1988. The CBP specifies the benefit amount each participant will receive based on eligible compensation plus a stipulated rate of return on the benefit balance. We make contributions to the CBP that are deductible for federal income tax purposes and that at least meet the minimum funding requirements set by the Employee Retirement Income Security Act (ERISA). In 2004, we contributed $39.9 in excess of the minimum funding requirement for 2004, which resulted in a prepaid asset. Consequently, we do not expect to make a contribution to the CBP in 2005.

Other Postretirement Benefits – We also provide certain healthcare and life insurance benefits, which we refer to as Other Postretirement Benefits (OPRB), for certain retired employees, their beneficiaries and eligible dependents. We do not fund this program. We contributed $1.3 in the first quarter of 2005 and expect to contribute a total of $5.3 to the OPRB program in 2005.

We amended our OPRB program in 2003. The amendments created negative prior service cost which are being amortized over the average remaining service period of all active participants. The related amortization resulted in a credit to OPRB expense of $2.5 pretax for the three months ended March 31, 2005 and $2.6 pretax for the three months ended March 31, 2004.

The following table summarizes CBP and OPRB costs charged (credited) to Income from Continuing Operations:

	CBP		OPRB
THREE MONTHS ENDED MARCH 31	2005	2004	2005	2004
Service Cost	$3.0	$2.8	$0.1	$0.1
Interest Cost	1.9	2.0	1.0	0.9
Expected Return on Plan Assets	(2.8)	(2.2)	—	—
Amortization of Prior Service Cost and Unrecognized Net Actuarial (Gain) Loss	0.1	0.1	(2.5)	(2.6)

Total	$2.2	$2.7	$(1.4)	$(1.6)

Income Taxes

Our provision for income taxes for the quarter ended March 31, 2005 included a $10.0 tax benefit stemming primarily from the favorable resolution of a state tax-related issue. We also realized a $9.0 federal tax benefit in the same quarter a year ago.

New Accounting Standards

New accounting pronouncements that we will adopt in the near future are as follows:

SFAS 123(R), “Share-Based Payment” – As previously discussed, we recognize stock-based compensation expense in accordance with SFAS 123, as amended by SFAS 148. In December 2004, the FASB issued SFAS 123(R), “Share-Based Payment,” a revision of SFAS 123.

SFAS 123(R) requires all share-based compensation awards granted, modified or settled after December 15, 1994 to be accounted for using the fair value method of accounting. Under the modified prospective application, compensation cost is recognized for the outstanding, nonvested awards based on the grant-date fair value of those awards as calculated under SFAS 123. On April 14, 2005 the SEC announced that it would provide for a phased-in implementation process, requiring registrants that are not small business issuers to adopt SFAS 123(R) no later than the beginning of the first fiscal year beginning after June 15, 2005. We expect to adopt SFAS 123(R) on January 1, 2006. We do not expect our adoption of the statement to have a material impact on our financial condition or results of operations.

FASB Staff Position (FSP) 03-1-1, Effective Date of Paragraphs 10-20 of Emerging Issues Task Force (EITF) 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” – In September 2004, the FASB issued FSP 03-1-1 delaying the effective date for applying paragraphs 10-20 of EITF 03-1. Paragraphs 10-20 provide guidance for evaluating whether impairments of debt and equity holdings are “other-than-temporary” and require immediate recognition of such impairments in earnings. The effective date for applying the accounting guidance of EITF 03-1 is currently under review by the FASB. We have previously adopted the disclosure requirements of EITF 03-1, which were unchanged by FSP 03-1-1 and were effective for fiscal periods ending after December 15, 2003.

EITF 04-10, “Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds” – This guidance creates stricter standards for aggregating operating segments that do not meet the quantitative thresholds provided within SFAS 131, “Disclosures About Segments of an Enterprise and Related Information.” The EITF has delayed the effective date to coincide with an anticipated FSP that will address the meaning of “similar economic characteristics” in 2005. We do not anticipate any impact to the presentation of our reportable operating segments.

NOTE 2 – RESTRUCTURING CHARGES

2004/2005 RESTRUCTURING

We have identified expense reductions that will enable us to operate more efficiently following the sale of L&I.

Charges have been recognized and accrued as a restructuring charge and allocated to our reportable segments in accordance with SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities.” Other costs that do not meet the criteria for accrual are being expensed as restructuring charges when we incur them.

Costs incurred in 2004 and in the three months ended March 31, 2005 and total estimated costs we expect to incur associated with the restructuring are as follows:

		COSTS INCURRED TO DATE
	TOTAL EXPECTED COSTS	2004	THREE MONTHS ENDED MARCH 31, 2005
Employee Termination Benefits	$5.3	$0.4	$0.1
Lease Termination Costs and Other Costs	9.6	3.6	0.1

Total	$14.9	$4.0	$0.2

These costs are allocated to reportable segments as follows:

		COSTS INCURRED TO DATE
	TOTAL EXPECTED COSTS	2004	THREE MONTHS ENDED MARCH 31, 2005
Safeco Personal Insurance (SPI)
Auto	$7.1	$1.9	$0.1
Property	2.5	0.7	—
Specialty	0.3	0.1	—

Total SPI	9.9	2.7	0.1

Safeco Business Insurance (SBI)
SBI Regular	3.3	0.9	0.1
SBI Special Accounts Facility	1.2	0.3	—

Total SBI	4.5	1.2	0.1

Surety	0.5	0.1	—

Total	$14.9	$4.0	$0.2

Activity related to the accrued restructuring charges as of March 31, 2005 was as follows:

	BALANCE AT DECEMBER 31 2004	COSTS INCURRED	AMOUNTS PAID	BALANCE AT MARCH 31 2005
Employee Termination Costs	$0.1	$0.1	$0.2	$—
Lease Terminations and Other Costs	—	0.1	0.1	—

Total	$0.1	$0.2	$0.3	$—

NOTE 3 – COMPREHENSIVE INCOME (LOSS)

Comprehensive income is defined as all changes in shareholders’ equity except those arising from transactions with shareholders. Comprehensive income includes net income and other comprehensive income (loss), which for us consists of changes in unrealized gains or losses on investment securities and changes in foreign currency translation gains or losses. In 2004, Comprehensive Income included similar items for Discontinued Operations prior to the sale of L&I, along with deferred policy acquisition costs valuation allowance.

The components of other comprehensive income or loss were as follows:

THREE MONTHS ENDED MARCH 31	2005			2004
	PRETAX	TAXES	AFTER TAX	PRETAX	TAXES	AFTER TAX
Change in Unrealized Gains and Losses of Available-for-Sale Securities	$(164.4)	$57.7	$(106.7)	$132.2	$(46.3)	$85.9
Reclassification adjustment for Net Realized Investment Gains included in Net Income	(33.5)	11.5	(22.0)	(42.8)	15.0	(27.8)
Foreign Currency Translation Adjustments	0.1	—	0.1	(1.6)	0.6	(1.0)
Discontinued Operations	—	—	—	344.9	(120.7)	224.2

Other Comprehensive Income (Loss)	$(197.8)	$69.2	$(128.6)	$432.7	$(151.4)	$281.3

NOTE 4 – SEGMENT INFORMATION

P&C

Our P&C Insurance operations are organized around our four business segments: Safeco Personal Insurance (SPI), Safeco Business Insurance (SBI), Surety and P&C Other. These business segments are a combination of reportable segments that have similar products and services and are managed separately, as described below.

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

SBI Special Accounts Facility writes larger commercial accounts for our key distributors who sell our core P&C products as well as our four specialty commercial programs, which are lender-placed property insurance, agents’ errors and omissions insurance (predominantly for Safeco distributors), property and liability insurance for mini-storage and warehouse properties, and professional and general liability insurance for non-profit social services organizations.

SURETY

We offer surety bonds primarily for construction, performance and legal matters that include appeals, probate and bankruptcies.

P&C OTHER

P&C Other includes runoff of assumed reinsurance, London operations we placed in runoff in 2002, large-commercial business accounts in runoff, and specialty programs we have exited.

CORPORATE

In addition to these operating segments, certain activities such as interest expense, debt repurchases and intercompany eliminations are reported in the Corporate segment and not allocated to individual segments.

OUR RESULTS

Our management measures P&C segment profit or loss based on underwriting results and combined ratios. Underwriting results (profit or loss) represent the net amount of earned premiums less underwriting losses and expenses, on a pretax basis. Combined ratios show the relationship between underwriting profit or loss and net earned premiums. Using ratios helps us to see our operating trends without the effect of changes in net earned premiums. Management views underwriting results and combined ratios as critical measures to assess the effectiveness of the underwriting activities of the P&C operations.

Underwriting results and combined ratios are not a substitute for net income determined in accordance with GAAP.

The following tables present selected financial information by segment and reconcile segment revenues, underwriting and operating results to amounts reported in the Consolidated Statements of Income.

REVENUES

THREE MONTHS ENDED MARCH 31	2005	2004
PROPERTY & CASUALTY
Safeco Personal Insurance (SPI)
Auto	$693.7	$620.1
Property	227.8	228.2
Specialty	23.1	21.2

Total SPI	944.6	869.5

Safeco Business Insurance (SBI)
SBI Regular	313.8	302.4
SBI Special Accounts Facility	105.9	116.7

Total SBI	419.7	419.1

Surety	59.4	45.4
P&C Other	4.7	6.5

Total Earned Premiums	1,428.4	1,340.5
P&C Net Investment Income	113.0	111.7

Total P&C Revenues	1,541.4	1,452.2

CORPORATE	5.6	3.3
Net Realized Investment Gains	33.5	42.8

TOTAL REVENUES	$1,580.5	$1,498.3

PRETAX UNDERWRITING PROFIT (LOSS) AND NET INCOME

THREE MONTHS ENDED MARCH 31	2005	2004
PROPERTY & CASUALTY
Safeco Personal Insurance (SPI)
Auto	$30.1	$23.1
Property	56.0	61.4
Specialty	8.7	6.4

Total SPI	94.8	90.9

Safeco Business Insurance (SBI)
SBI Regular	46.9	23.8
SBI Special Accounts Facility	10.2	18.5

Total SBI	57.1	42.3

Surety	14.8	9.3
P&C Other	(2.4)	(7.1)

Total Underwriting Profit	164.3	135.4
P&C Net Investment Income	113.0	111.7
Restructuring Charges	(0.2)	(1.3)

Total P&C	277.1	245.8

CORPORATE	(13.0)	(29.1)
Net Realized Investment Gains	33.5	42.8

Income from Continuing Operations before Income Taxes	297.6	259.5
Provision for Income Taxes	85.6	73.9

Income from Continuing Operations	212.0	185.6
Income from Discontinued Operations, Net of Taxes	—	50.6

NET INCOME	$212.0	$236.2

COMBINED RATIOS +

THREE MONTHS ENDED MARCH 31	2005	2004
Safeco Personal Insurance (SPI)
Auto	95.7%	96.3%
Property	75.4	73.1
Specialty	62.5	70.0

Total SPI	90.0	89.5

Safeco Business Insurance (SBI)
SBI Regular	85.1	92.1
SBI Special Accounts Facility	90.3	84.2

Total SBI	86.4	89.9

Surety	75.1	79.6
P&C Other	*	*

Total P&C Operations	88.5%	89.9%

+	Combined ratios are GAAP basis. Expressed as a percentage, they are equal to losses and expenses divided by net earned premiums.

*	Not meaningful because this is a runoff business with minimal premium.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollar amounts in millions, except for ratios, unless noted otherwise)

This discussion should be read with the Consolidated Financial Statements and Condensed Notes to the Consolidated Financial Statements included elsewhere in this report.

Forward-Looking Information

Forward-looking information contained in this report is subject to risk and uncertainty.

Statements contained in this report that relate to anticipated financial performance, business prospects and plans, regulatory developments and similar matters are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Statements in this report that are not historical information are forward-looking. Our business is subject to certain risks and uncertainties that may cause actual results to differ materially from those suggested by the forward-looking statements in this report. The risks and uncertainties include, but are not limited to:

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

Summary

We are a property and casualty (P&C) insurance company with headquarters in Seattle, Washington. We sell insurance to drivers, home owners and small- and medium-sized businesses through a national network of independent distributors. Our business helps people protect what they value and deal with the unexpected. We earn revenue from insurance policy premiums and income on our invested assets.

Reviewing Our Results of Operations

HOW WE REPORT OUR RESULTS

We manage our P&C businesses in four business and seven reportable segments:

•	Safeco Personal Insurance (SPI)

•	Auto

•	Property

•	Specialty

•	Safeco Business Insurance (SBI)

•	SBI Regular

•	SBI Special Accounts Facility

•	Surety

•	P&C Other

In addition to these segments, certain activities such as interest expense, debt repurchases and intercompany eliminations are reported in Corporate and not allocated to individual segments.

HOW WE MEASURE OUR PROFITABILITY

P&C— We use three measures of our underwriting results to assess the profitability of our P&C businesses. These measures are underwriting profit or loss, combined ratio and net earned premiums.

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

We measure our investment results in two parts – by the net investment income we earn on our invested assets, and the net realized investment gains or losses we recognize when we sell or impair investments. More information on our investments results can be found on page 28.

Application of Critical Accounting Estimates

We have identified Loss and LAE Reserves, Reinsurance and Valuation of Investments as accounting estimates critical to understanding our results of operations and financial condition. The application of these accounting estimates requires our management to use judgments involving assumptions and estimates about future results, trends, or other developments that could significantly influence our results if actual experience differs from those assumptions and estimates. We review these judgments frequently.

Please see additional discussion of critical accounting estimates in the MD&A section of our 2004 Annual Report on Form 10-K.

Consolidated Results of Operations

The following table presents consolidated financial information for the periods indicated.

THREE MONTHS ENDED MARCH 31	2005	2004
REVENUES
Net Earned Premiums	$1,428.4	$1,340.5
Net Investment Income	118.6	115.0
Net Realized Investment Gains	33.5	42.8

Total Revenues	1,580.5	1,498.3

EXPENSES
Losses and Loss Adjustment Expenses	866.6	826.0
Amortization of Deferred Policy Acquisition Costs	243.5	226.9
Other Underwriting and Operating Expenses	151.2	154.1
Interest Expense	21.4	30.5
Restructuring Charges	0.2	1.3

Total Expenses	1,282.9	1,238.8

Income from Continuing Operations before Income Taxes	297.6	259.5
Provision for Income Taxes	85.6	73.9

Income from Continuing Operations	212.0	185.6
Income from Discontinued Operations (Net of Taxes of $26.9 in 2004)	—	50.6

Net Income	$212.0	$236.2

Total revenues increased 5.5% in the three months ended March 31, 2005 compared with the same period in 2004. This was driven by an increase in net earned premiums, which grew 6.6% in the three months ended March 31, 2005 compared with the same period in 2004. This primarily reflected growth in policies-in-force (PIF) in our Auto segment. However, our overall growth rates for net earned premiums have moderated from 15.3% in the first quarter of 2004 and 11.7% in the fourth quarter of 2004 to 6.6% in the first quarter of 2005. We believe this reflects increasing competitive pressures as auto insurers increase advertising and lower prices to attract new business.

Net income decreased $24.2 or 10.2% in the three months ended March 31, 2005 compared with the same period in 2004, reflecting:

•	Discontinued operations: Last year’s net income included $50.6 of income from our discontinued life and investments operations, which we sold in August 2004.

•	Underwriting profit: Underwriting profit increased $28.9 in the three months ended March 31, 2005 compared with the same period in 2004 due to improved underwriting results in Auto and SBI. Pretax catastrophe losses were $24.8 in the three months ended March 31, 2005 compared with $11.6 in the same period last year. Current period catastrophes included development of $11.8 in Property from the September 2004 hurricanes in Florida and surrounding states.

Reconciling Segment Results

The following table assists in reconciling our GAAP results, specifically the “Income from Continuing Operations before Income Taxes” line from our Consolidated Statements of Income to our segment performance measures:

THREE MONTHS ENDED MARCH 31	2005	2004
P&C	$310.2	$284.7
Corporate	(12.6)	(25.2)

Income from Continuing Operations before Income Taxes	$297.6	$259.5

The GAAP results are further explained below using our segment measures, which provide a helpful picture of how our company is doing. However, using them to measure profitability – while fairly common in our industry – does not follow GAAP.

Our P&C Operating Results

The primary measures of our operating results include our underwriting profit or loss, net earned premiums, and combined ratios. The next three tables report those key items – by our reportable segments – for the first three months of 2005 and 2004. More information about the results – also by segment – follows the tables.

First, net earned premiums are the primary driver of our revenues, along with net investment income and net realized investment gains:

	NET EARNED PREMIUMS
THREE MONTHS ENDED MARCH 31	2005	2004
Safeco Personal Insurance (SPI)
Auto	$693.7	$620.1
Property	227.8	228.2
Specialty	23.1	21.2

Total SPI	944.6	869.5

Safeco Business Insurance (SBI)
SBI Regular	313.8	302.4
SBI Special Accounts Facility	105.9	116.7

Total SBI	419.7	419.1

Surety	59.4	45.4
P&C Other	4.7	6.5

Total Net Earned Premiums	$1,428.4	$1,340.5

Next, underwriting profit (loss) is our measure of each segment’s performance:

	UNDERWRITING PROFIT (LOSS)
THREE MONTHS ENDED MARCH 31	2005	2004
Safeco Personal Insurance (SPI)
Auto	$30.1	$23.1
Property	56.0	61.4
Specialty	8.7	6.4

Total SPI	94.8	90.9

Safeco Business Insurance (SBI)
SBI Regular	46.9	23.8
SBI Special Accounts Facility	10.2	18.5

Total SBI	57.1	42.3

Surety	14.8	9.3
P&C Other	(2.4)	(7.1)

Total Underwriting Profit	164.3	135.4
P&C Net Investment Income	113.0	111.7
Restructuring Charges	(0.2)	(1.3)
Net Realized Investment Gains	33.1	38.9

P&C Income from Continuing Operations before Income Taxes	$310.2	$284.7

Finally, combined ratios show the relationship between net earned premiums and underwriting profit or loss. Using ratios helps us see our operating trends without the effect of changes in net earned premiums:

	COMBINED RATIOS+
THREE MONTHS ENDED MARCH 31	2005	2004
Safeco Personal Insurance (SPI)
Auto	95.7%	96.3%
Property	75.4	73.1
Specialty	62.5	70.0

Total SPI	90.0	89.5

Safeco Business Insurance (SBI)
SBI Regular	85.1	92.1
SBI Special Accounts Facility	90.3	84.2

Total SBI	86.4	89.9

Surety	75.1	79.6
P&C Other	*	*

Total P&C Operations	88.5%	89.9%

+	Combined ratios are GAAP basis. Expressed as a percentage, they are equal to losses and expenses divided by net earned premiums.

*	Not meaningful because this is runoff business with minimal premium.

Auto

The Auto segment provides voluntary and non-voluntary coverage for liability of our customers to others for both bodily injury and property damage, for injuries sustained by our customers and for physical damage to our customers’ vehicles from collision and other hazards.

THREE MONTHS ENDED MARCH 31	2005	2004
Net Earned Premiums	$693.7	$620.1
Underwriting Profit	30.1	23.1
Loss and LAE Ratio	72.8%	73.4%
Expense Ratio	22.9	22.9

Combined Ratio	95.7%	96.3%

NET EARNED PREMIUMS

Net earned premiums increased $73.6 or 11.9% in the three months ended March 31, 2005 compared with the same period in 2004. The increase in net earned premiums was driven by:

•	Growth in policies-in-force (PIF): PIF grew 7.4% in first quarter 2005 compared with a year ago. This reflected slightly higher retention of policies (80.3% in 2005 and 79.8% in 2004) and strong new-business growth throughout 2004. PIF growth contributed approximately $46 to the increase in net earned premiums in the first quarter of 2005 compared with a year ago. This growth was driven by the introduction of Safeco Now, our Web-based sales-and-service platform, early in 2004.

•	Changes in filed rates: We file rate changes on a state-by-state basis. Rate changes are reflected on existing policies at renewal, resulting in an increase to net earned premiums of approximately $13 in the first quarter of 2005 compared with the same period of 2004. Overall, we received approval for average rate increases of 1.3% in 2004 and decreases of 0.3% in the first quarter of 2005.

•	Premium trend: Net earned premiums are also impacted by the increases in those policies that insure newer and more expensive cars, which we refer to as premium trend. Personal auto premium trend increased net earned premiums approximately 2.0% or $12 in the first quarter of 2005 compared with the same period of 2004.

UNDERWRITING RESULTS AND COMBINED RATIO

Our underwriting profit in Auto increased $7.0 and our combined ratio improved 0.6 points in the three months ended March 31, 2005 compared with the same period of 2004. Our underwriting results and combined ratio were primarily driven by:

•	Rate increases: Our earned rate increases combined with premium trend improved our Auto combined ratio by approximately 2.5 points in the first quarter of 2005 compared with the same period last year.

•	Loss costs: In the first quarter of 2005, we experienced a mid-single-digit increase in severity – the average cost of a claim – in part due to the impact of medical inflation on bodily injury claims. The increase in severity was partially offset by a low-single-digit decrease in frequency – the average number of claims filed. We experienced some expected seasonality, primarily around collision loss ratios, due to winter weather. These loss cost changes increased our combined ratio by approximately 1.9 points in the first quarter of 2005 compared with the same period of 2004.

WHERE WE’RE HEADED

In Auto, we are experiencing a more competitive marketplace as more writers are achieving strong underwriting results. Competitors have increased marketing and advertising for new auto insurance customers. We have also seen modest and selective rate decreases by competitors in some states. We believe that the combination of our ongoing product development through segmentation, improvement in our ease of doing business through Safeco Now and targeted expansion into eastern states will allow us to continue to build profitable growth in the face of increasing competition.

During the quarter, we began to launch an updated underwriting and pricing model for our Auto product. The launch will continue throughout the year as state departments of insurance approve our program changes. This will further increase our sophistication and accuracy in our underwriting and pricing, giving us even greater precision in matching rate for each risk. One of the primary changes is to move to our own vehicle groupings (known as rating symbols) based on our experience and data rather than industry vehicle rating symbols. We have also added additional policy change capabilities to our Safeco

Now platform, so that our distribution partners can now efficiently handle nearly every auto endorsement online.

Property

Our Property segment provides homeowners, dwelling fire, earthquake and inland marine products for individuals. Our Property products protect homes, condominiums and rental property contents against losses from a wide variety of hazards.

THREE MONTHS ENDED MARCH 31	2005	2004
Net Earned Premiums	$227.8	$228.2
Underwriting Profit	56.0	61.4
Loss and LAE Ratio	49.0%	45.4%
Expense Ratio	26.4	27.7

Combined Ratio	75.4%	73.1%

NET EARNED PREMIUMS

Net earned premiums were flat in first quarter 2005 compared with first quarter 2004. This reflects:

•	Decline in PIF: The number of policies that did not renew with us in 2004 exceeded the number of new policies written, and PIF declined throughout 2004, resulting in a decrease in PIF of 5.2% at March 31, 2005 compared with a year ago. The reduction in PIF impacted earned premiums by approximately $16 in the first quarter of 2005 compared with a year ago. During 2004, we launched our homeowners and dwelling fire products on Safeco Now. This has contributed to an increase in new Property business of 48.4% in the first quarter of 2005 compared with the same period of 2004 which helped mitigate the decline in PIF. Our retention improved to 84.1% in first quarter 2005 compared with 83.2% in the same period of 2004.

•	Changes in filed rates: We file rate changes on a state-by-state basis. Rate changes are reflected on existing policies at renewal, resulting in an increase to net earned premiums of $10 in the first quarter of 2005 compared with the same period of 2004. Overall we received approval for average rate increases in our homeowners business of 1.3% in 2004 and decreases of 0.9% in the first quarter of 2005.

•	Premium trend: Net earned premiums are also impacted by automatic increases in the amount of insurance coverage to adjust for inflation in building costs, which we refer to as premium trend. They are also impacted by shifts in the mix of Property business. Property premium trend increased net earned premiums approximately 1.2% or $3 in the first quarter of 2005 compared with the same period last year.

UNDERWRITING RESULTS AND COMBINED RATIO

Our underwriting profit in Property decreased $5.4 and our combined ratio increased 2.3 points in the three months ended March 31, 2005 compared with the same period in 2004. Our underwriting results and combined ratio were driven by:

•	Rate increases: Our homeowners rate increases combined with premium trend improved our Property combined ratio by approximately 1.9 points in the first quarter of 2005 compared with the same period of 2004.

•	Loss costs: In the first quarter of 2005, we experienced a homeowners frequency decrease in the low-teens compared with the same period of 2004, which was partially offset by a mid-single digit increase in severity. The changes in loss costs improved our Property combined ratio by approximately 1.3 points in the first quarter of 2005 compared with the same period of 2004.

•	Prior-year reserve development: Our underwriting results in the first quarter of 2005 included unfavorable prior-year reserve development of $11.2 primarily due to an $11.8 increase in our estimates of the 2004 hurricanes in Florida and surrounding states. This was driven by an increase in estimates for labor and materials and additional supplemental and late-reported claims. Our underwriting results in the first quarter of 2004 included favorable reserve development of $5.0 related to prior accident years, primarily driven by changes in contract terms resulting in decreased frequency of claims beyond that previously expected. The difference in the prior-year reserve development increased our combined ratio by approximately 7.1 points in the first quarter of 2005 compared with the same period of 2004.

•	Catastrophe losses: We categorize catastrophes as single events resulting in losses greater than $500,000 per state and involving multiple claims and policyholders. Our pretax catastrophe losses were $19.6 in the first quarter of 2005, including the $11.8 increase in reserves for the 2004 hurricanes described above, compared with $7.4 in the same period of 2004.

WHERE WE’RE HEADED

During the first quarter of 2005, we completed the launch of our new segmented dwelling fire product on Safeco Now. Our dwelling fire product insured dwellings and personal property against covered losses such as fire, wind, explosion, smoke and vandalism. We expect to see our PIF in Property grow sequentially in the second quarter and turn PIF-positive year-over-year in 2005.

For Property, the second quarter is historically our most active quarter in terms of severe weather and catastrophe losses. As a result, we generally earn less in the second quarter than in any other period of the year.

Specialty

THREE MONTHS ENDED MARCH 31	2005	2004
Net Earned Premiums	$23.1	$21.2
Underwriting Profit	8.7	6.4
Loss and LAE Ratio	35.5%	45.0%
Expense Ratio	27.0	25.0

Combined Ratio	62.5%	70.0%

Our Specialty operation provides individuals with umbrella, recreational vehicle, motorcycle and boat owners insurance. These products serve to round out our personal lines insurance product offerings for our customers’ insurance needs.

NET EARNED PREMIUMS

Net earned premiums increased 9.0% for first quarter 2005, compared with the same period in 2004. This increase was primarily due to growth in PIF, primarily in our motorcycle and recreational vehicle lines, and rate increases in the boat owners product, largely in Florida.

UNDERWRITING RESULTS AND COMBINED RATIO

Our underwriting profit increased $2.3 and our combined ratio improved 7.5 points in the three months ended March 31, 2005 compared with the same period of 2004. Our underwriting results and combined ratio were primarily driven by lower umbrella losses.

SBI Regular

THREE MONTHS ENDED MARCH 31	2005	2004
Net Earned Premiums	$313.8	$302.4
Underwriting Profit	46.9	23.8
Loss and LAE Ratio	52.1%	58.7%
Expense Ratio	33.0	33.4

Combined Ratio	85.1%	92.1%

Our SBI Regular segment provides insurance for small-to-medium-sized businesses (customers who pay annual written premiums of $200,000 or less). This is our core commercial lines business. Our main products include:

•	Business owner policies (BOP)

•	Commercial auto

•	Commercial property

•	Commercial multi-peril (CMP)

•	General liability

•	Workers compensation

NET EARNED PREMIUMS

Net earned premiums increased 3.8% in the first quarter of 2005 compared with the first quarter of 2004. The increase in net earned premiums was driven by:

•	Price increases: We file rate changes on a state-by-state basis. Our average prices, which include filed rate changes and exposure growth, were flat in the first quarter of 2005 and our average price increases were 3% in 2004. Price changes are reflected on existing policies at renewal. Premiums are affected by growth in the exposures we cover due to factors such as changes in payroll, the number of employees, sales receipts and building values for the businesses we insure. Price changes increased net earned premiums by approximately $7 in the first quarter of 2005 compared with the same period of 2004, as we earned the rate increases filed in 2004.

•	Decline in PIF: PIF decreased slightly as of March 31, 2005 compared with a year ago. This reflected stable retention rates of policies (80.1% in the first quarter of 2005 and 80.2% in the first quarter of 2004). New business policies sold decreased 9.0% in first quarter 2005 compared with the same period of 2004. However, PIF for our automated products available on Safeco Now (BOP, auto and workers compensation) increased 5.2%.

UNDERWRITING RESULTS AND COMBINED RATIO

Our underwriting profit in SBI Regular improved $23.1 and our combined ratio improved 7.0 points in the three months ended March 31, 2005 compared with the same period in 2004. The improvement in our results reflects:

•	Price increases: Our earned price increases improved our combined ratio by approximately 1.7 points in the first quarter of 2005 compared with the same period of 2004.

•	Loss costs: Loss costs increased slightly in the first quarter of 2005 compared with the same period of 2004, reflecting slightly increased claims severity due in part to higher labor and material costs, substantially offset by decreased claims frequency. The change in loss costs increased our SBI Regular combined ratio by approximately 0.4 points in the first quarter of 2005 compared with the same period of 2004.

•	Prior-year reserve development: Our underwriting results in the first quarter of 2004 included unfavorable reserve development of $9.0. The absence of prior-year reserve development in the first quarter of 2005 contributed approximately 3.0 points to the improvement in our combined ratio over the same period a year ago.

•	Non-voluntary losses: Lower losses for non-voluntary business contributed 1.3 points to the improvement in our combined ratio.

WHERE WE’RE HEADED

During the first quarter of 2005, we began to further expand our BOP product by adding 62 additional classes of business, increasing eligibility limits and expanding coverages in certain states. We expect this launch to be complete by year end. During the fourth quarter of 2005, we plan to enhance our CMP product by introducing quote and issue capabilities on Safeco Now.

We are experiencing increased competition in the mid-market business (customers who pay annual written premiums from $25,000 to $200,000). Historically, this business is more price-competitive as industry profit margins expand, and this is occurring currently. We remain committed to disciplined pricing of our business based on loss cost trends and meeting our profit margin targets.

SBI Special Accounts Facility

THREE MONTHS ENDED MARCH 31	2005	2004
Net Earned Premiums	$105.9	$116.7
Underwriting Profit	10.2	18.5
Loss and LAE Ratio	52.8%	48.2%
Expense Ratio	37.5	36.0

Combined Ratio	90.3%	84.2%

Our SBI Special Accounts Facility (SAF) segment includes insurance for large commercial accounts (customers who pay annual written premiums of more than $200,000) and four commercial programs.

While our main focus is the small- to medium-sized market, we continue to serve some large commercial accounts on behalf of key agents and brokers who sell our core property and casualty products. Almost 60% of our new small-commercial business comes from distributors who also sell to large commercial accounts.

SAF also provides insurance for the following commercial programs:

•	Lender-placed property

•	Agents’ errors and omissions (predominantly for our distribution partners)

•	Property and liability insurance for mini-storage and warehouse properties

•	Professional and general liability insurance for non-profit social service organizations

NET EARNED PREMIUMS

Net earned premiums decreased $10.8 or 9.3% in the first quarter of 2005 compared with the same period of 2004. This decrease was primarily due to the non-renewal of a large account in our lender-placed property program.

UNDERWRITING RESULTS AND COMBINED RATIO

Our underwriting profit decreased $8.3 and our combined ratio increased 6.1 points in the first quarter of 2005 compared with the same period of 2004. Our underwriting results and combined ratio were affected by higher loss experience in 2005 in our lender-placed property program.

Surety

THREE MONTHS ENDED MARCH 31	2005	2004
Net Earned Premiums	$59.4	$45.4
Underwriting Profit	14.8	9.3

Loss and LAE Ratio	26.8%	24.2%
Expense Ratio	48.3	55.4

Combined Ratio	75.1%	79.6%

Our Surety segment provides surety bonds for construction and commercial businesses.

NET EARNED PREMIUMS

Net earned premiums increased $14.0 or 30.8% for the three months ended March 31, 2005 compared with the same period in 2004 primarily due to large contract and commercial new business. The favorable market conditions for construction and economic expansion have fueled the growth in large contract business. New business increased net earned premiums by approximately $11 in the first quarter of 2005 compared with the same period of 2004.

UNDERWRITING RESULTS AND COMBINED RATIO

Our underwriting profit in Surety increased $5.5 and our combined ratio improved 4.5 points in the first quarter of 2005 compared with the same period of 2004. These results reflect decreases in commission expense.

P&C Other

THREE MONTHS ENDED MARCH 31	2005	2004
Net Earned Premiums	$4.7	$6.5
Underwriting Loss	(2.4)	(7.1)

Our P&C Other segment includes our:

•	Runoff assumed reinsurance business acquired as part of the American States acquisition

•	London operations that have been in runoff since the third quarter of 2002

•	Large commercial business accounts in runoff and specialty programs that we exited

Our Corporate Results

THREE MONTHS ENDED MARCH 31	2005	2004
Corporate Segment Results	$(13.0)	$(29.1)
Net Realized Investment Gains before Income Taxes	0.4	3.9

Loss from Continuing Operations before Income Taxes	$(12.6)	$(25.2)

In our Corporate segment, we include:

•	Interest expense we pay on our debt

•	Our intercompany eliminations

•	Miscellaneous corporate, investment and other activities

In 2004, we repurchased $473.4 in principal amount of 8.072% debentures for $562.7, and we repurchased $145.0 in principal amount of 7.250% senior notes for $170.9. The lower loss in our Corporate segment results in the three months ended March 31, 2005 compared with the same period in 2004 principally reflects lower interest expense resulting from these debt repurchases.

Our interest expense was:

•	$21.4 in the three months ended March 31, 2005

•	$30.5 in the three months ended March 31, 2004

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

SOURCES OF OUR FUNDS

We get cash primarily from insurance premiums, dividends, interest and sales or maturity of investments and debt and equity offerings.

We have not engaged in the sale of investments or other assets by securitization.

The cash flow from our operating activities was:

•	$162.7 of cash flow generated in the first quarter of 2005

•	$71.5 of cash flow generated in the first quarter of 2004

The increase was due to higher cash received from premium growth of $140 million over a year ago, partly offset by higher insurance claims paid of $44.7, reflecting our growth.

The first quarter is usually our lowest quarter for operating cash flow due to annual cash pay outs for agent and employee bonuses.

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

On August 2, 2004, using our proceeds from the sale of L&I, we repurchased 13,247,863 shares, or 9.5% of our outstanding common stock, under an Accelerated Stock Buyback (ASB) program. We purchased the shares from a dealer at a price of $46.80 per share, for a total cost of $625.0, including transaction costs. The effect of the ASB program was to return excess capital resulting from the L&I sale to our shareholders, and it immediately reduced the number of our common shares outstanding. The dealer obtained the shares that we purchased by borrowing them in the open market, and the dealer repurchased shares in the market over a nine month period following our initial repurchase, to repay the borrowed shares. The ASB included $200.0 that was subject to a collar, a contract that set a minimum and maximum price for us for the shares repurchased under the collar. We completed the ASB in April 2005, paying a price adjustment of $16.1, based on the volume weighted average price of our common stock during the period of the ASB repurchases. We will report the price adjustment in shareholders’ equity on our Consolidated Balance Sheets as of June 30, 2005.

On May 4, 2005, our Board of Directors declared a quarterly dividend of $0.25 per share, payable on July 25, 2005 to shareholders of record as of July 8, 2005. This represents a 13.6% increase per share over the previous quarterly dividend of $0.22 per share.

Our Bank Credit Facility— On March 31, 2005, we executed a $300.0 five-year revolving credit facility, which may be used for working capital and general corporate purposes. This new facility replaces our $300.0 three-year facility, which was due to expire in September 2005. The terms of the bank credit facility – which runs through March 2010 – require us to:

•	Pay a fee to have these funds available

•	Maintain a specified minimum level of shareholders’ equity

•	Keep our debt-to-capitalization ratio below a specified maximum

The bank credit facility does not require us to maintain any deposits as compensating balances.

At March 31, 2005 and December 31, 2004, we had no borrowings under the bank credit facility. In addition, we were in compliance with all the terms of this credit facility.

FINANCIAL STRENGTH RATINGS

Financial strength ratings provide a benchmark for comparing insurers. Higher ratings generally indicate greater financial strength and a stronger ability to pay claims.

Here are our current ratings:

	A.M. BEST	FITCH	MOODY’S	STANDARD & POOR’S
Safeco Corporation:
Senior Debt	bbb+	A-	Baa1	BBB+

Financial Strength:
P&C Insurance Subsidiaries	A	AA-	A1	A+

On May 3, 2005, A.M. Best affirmed our debt ratings and the financial strength ratings of our insurance subsidiaries and revised the outlook to positive from stable. We believe our financial position is sound, and Standard & Poor’s, Moody’s, and Fitch rating agencies have a stable outlook on their ratings for Safeco. As we have continued to execute our plans to improve P&C operating results, our financial position has strengthened. Our debt service coverage has improved over the last two years, and we expect that to continue.

Impact of Financial Strength Ratings

Lower financial strength ratings could materially and adversely affect our company and its performance and could:

•	Increase the number of customers who terminate their policies

•	Decrease new sales

•	Increase our borrowing costs

•	Limit our access to capital

•	Restrict our ability to compete

Our Investment Results

Investment returns are an important part of our overall profitability. Fluctuations in the fixed-income or equity markets could affect the timing and the amount of our net investment income. Defaults by third parties in the payment or performance of their obligations – primarily on our investments in corporate bonds – could reduce our net investment income or result in net realized investment losses.

NET INVESTMENT INCOME

This table summarizes our pretax net investment income by portfolio:

THREE MONTHS ENDED MARCH 31	2005	2004
P&C	$113.0	$111.7
Corporate	5.6	3.3

Total Net Investment Income	$118.6	$115.0

The increase in net investment income was due to an increase in average invested assets, reflecting positive operating cash flows, partially offset by lower yields, reflecting the low interest rate environment. Our investment income yields were:

THREE MONTHS ENDED MARCH 31	2005	2004
Pretax	4.9%	5.4%
After-tax	3.6%	3.9%

NET REALIZED INVESTMENT GAINS AND LOSSES

Pretax net realized investment gains and losses for the three months ended March 31, 2005 and 2004 by portfolio were:

THREE MONTHS ENDED MARCH 31	2005	2004
P&C	$33.1	$38.9
Corporate	0.4	3.9

Total Pretax Net Realized Investment Gains	$33.5	$42.8

Pretax net realized investment gains and losses for the three months ended March 31, 2005 and 2004 by component were:

THREE MONTHS ENDED MARCH 31	2005	2004
Net Gains on Securities Transactions	$35.0	$47.5
Impairments on Fixed Maturities	(1.5)	(4.5)
Impairment on Marketable Equity Securities	—	(0.1)
Other, Net	—	(0.1)

Total Pretax Net Realized Investment Gains	$33.5	$42.8

Net Gains on Securities Transactions – The decrease in net gains on securities transactions in the first quarter of 2005 compared with the same period of 2004 was due to sales of marketable equity securities in 2004. Strong performance in our equity holdings increased the weight of the marketable equity securities within our portfolio and we sold marketable equity securities to reduce our holdings to our target of 10% of the total investment portfolio.

Impairments – We closely monitor every investment that has declined in fair value to below our cost. If we determine that the decline is other-than-temporary, we write down the security to its fair value and record the charge as an impairment in Net Realized Investment Gains in the Consolidated Statements of Income in the period that we make that determination.

In our impairment determination process, we consider our intent and ability to hold investments with declines in value long enough for them to recover in value. However, our intent to hold the investment can change due to:

•	Financial market fluctuations

•	Changes in the financial condition and near-term prospects of the issuer

•	Strategic decisions to reposition the duration, quality or asset allocation of our investment portfolio

•	Strategic decisions to sell or acquire businesses

Pretax investment impairments for the three months ended March 31, 2005 and 2004 by portfolio were:

THREE MONTHS ENDED MARCH 31	2005	2004
P&C	$1.0	$4.6
Corporate	0.5	—

Total Pretax Investment Impairments	$1.5	$4.6

For the three months ended March 31, 2005, the fair value of fixed maturities and marketable equity securities that we sold at a loss was $69.5 compared with $62.5 in the same period last year. Our total net realized investment loss on these sales for the quarter ended March 31, 2005 was $1.6 and for the quarter ended March 31, 2004 was $12.9.

We sold investments for the reasons discussed above. Also, as discussed previously, we sold equity securities in 2004 to reduce our holdings to our target of about 10% of the total investment portfolio.

We continually monitor our investment portfolio and markets for opportunities to:

•	Improve credit quality

•	Reduce our exposure to companies and industries with credit problems

•	Manage call risk

Investment Portfolio

This table summarizes our investment portfolio at March 31, 2005 and December 31, 2004:

MARCH 31, 2005	COST OR AMORTIZED COST	CARRYING VALUE
P&C
Fixed Maturities – Taxable	$6,427.6	$6,498.4
Fixed Maturities – Non-taxable	2,094.2	2,223.8
CORPORATE
Fixed Maturities – Taxable	465.0	459.0

Total Fixed Maturities	8,986.8	9,181.2
Marketable Equity Securities	705.9	1,111.0
Other Invested Assets	8.3	8.3

Total Investment Portfolio	$9,701.0	$10,300.5

DECEMBER 31, 2004	COST OR AMORTIZED COST	CARRYING VALUE
P&C
Fixed Maturities – Taxable	$6,488.5	$6,674.4
Fixed Maturities – Non-taxable	2,058.4	2,209.5
CORPORATE
Fixed Maturities – Taxable	411.1	410.4

Total Fixed Maturities	8,958.0	9,294.3
Marketable Equity Securities	640.3	1,101.4
Other Invested Assets	8.5	8.5

Total Investment Portfolio	$9,606.8	$10,404.2

As of March 31, 2005, our fixed maturities, carried at $9,181.2 included:

•	Gross unrealized gains of $274.7

•	Gross unrealized losses of $80.3

As of March 31, 2005, our marketable equity securities, carried at $1,111.0 included:

•	Gross unrealized gains of $413.0

•	Gross unrealized losses of $7.9

As of December 31, 2004, our fixed maturities, carried at $9,294.3 included:

•	Gross unrealized gains of $358.1

•	Gross unrealized losses of $21.8

As of December 31, 2004, our marketable equity securities, carried at $1,101.4 included:

•	Gross unrealized gains of $463.3

•	Gross unrealized losses of $2.2

No one industry contributed more than 10% of the total gross unrealized losses.

We reviewed all our investments with unrealized losses at the end of March 31, 2005. Our evaluation determined that for all investments, other than those for which we recognized an impairment charge, their declines in fair value were temporary.

This table shows by maturity the total amount of gross unrealized losses on fixed maturities and marketable equity securities at March 31, 2005:

MARCH 31, 2005	Cost or Amortized Cost	Fair Value	Cost in Excess of Fair Value
Fixed Maturities:
One Year or Less	$281.3	$279.9	$(1.4)
Over One Year through Five Years	2,201.5	2,157.7	(43.8)
Over Five Years through Ten Years	915.2	897.2	(18.0)
Over Ten Years	177.5	174.1	(3.4)
Mortgage-Backed Securities	786.8	773.1	(13.7)

Total Fixed Maturities	4,362.3	4,282.0	(80.3)
Total Marketable Equity Securities	126.9	119.0	(7.9)

Total	$4,489.2	$4,401.0	$(88.2)

Unrealized losses on our fixed maturities that have been in a loss position for more than a year at March 31, 2005 were $18.6, compared with $2.6 at December 31, 2004. There were no unrealized losses on our marketable equity securities that have been in a loss position for more than a year at March 31, 2005 or December 31, 2004.

These unrealized losses were less than 1% of our total portfolio at March 31, 2005 and December 31, 2004.

We continue to monitor these securities as part of our overall portfolio evaluation. If we determine an unrealized loss to be other-than-temporary, we report an impairment loss. We report impairment losses in the same period that we make the determination.

DIVERSIFICATION

Our investment portfolio is well-diversified by issuer and industry type, with no single holding exceeding 1% of our consolidated investment portfolio.

These tables show our investment types and industries of our fixed maturities and marketable equity securities that exceed 3% of our portfolio at March 31, 2005 and December 31, 2004:

MARCH 31, 2005	CARRYING VALUE	PERCENT OF TOTAL
States and Political Subdivisions	$2,574.3	25.0%
U.S Government and Agencies	1,136.2	11.0
Banks	1,063.0	10.3
Diversified Financial Services	479.1	4.7
Electric Utilities	450.9	4.4
Mortgage-Backed Securities	1,252.9	12.2
Other	3,335.8	32.3

Total Fixed Maturities and Marketable Equity Securities	10,292.2	99.9
Other Invested Assets	8.3	0.1

Total Investment Portfolio	$10,300.5	100.0%

DECEMBER 31, 2004	CARRYING VALUE	PERCENT OF TOTAL
States and Political Subdivisions	$2,547.7	24.5%
U.S Government and Agencies	1,160.3	11.2
Banks	1,053.1	10.1
Diversified Financial Services	483.3	4.6
Electric Utilities	451.7	4.3
Mortgage-Backed Securities	1,283.1	12.3
Other	3,416.5	32.9

Total Fixed Maturities and Marketable Equity Securities	10,395.7	99.9
Other Invested Assets	8.5	0.1

Total Investment Portfolio	$10,404.2	100.0%

INVESTMENT PORTFOLIO QUALITY

The quality ratings of our fixed maturities portfolio were:

RATING	PERCENT AT MARCH 31 2005	PERCENT AT DECEMBER 31 2004
AAA	43.7%	43.0%
AA	11.0	11.0
A	28.9	29.4
BBB	13.9	13.8
BB and lower	1.6	1.8
Not Rated	0.9	1.0

Total	100.0%	100.0%

BELOW INVESTMENT GRADE AND OTHER SECURITIES

A security is considered below investment grade if it has a rating below BBB. Our consolidated investment portfolio included below investment grade fixed maturities with a fair value of:

•	$142.8 at March 31, 2005

•	$166.2 at December 31, 2004

At March 31, 2005, these securities represented 1.6% of our total fixed maturities at fair value. At December 31, 2004, these securities represented 1.8% of our total fixed maturities at fair value. The related amortized cost of the below investment grade fixed maturities at March 31, 2005 was $138.1 compared with $155.4 at December 31, 2004.

Our below investment grade securities had a net unrealized investment gain of $4.7 at March 31, 2005. That gain comprised of:

•	Gross unrealized investment gains of $5.5

•	Gross unrealized investment losses of $0.8

Our below investment grade securities had a gross unrealized investment gain of $10.8 at December 31, 2004, and no gross unrealized losses.

At March 31, 2005, our investment portfolio also included:

•	$115.3 of non-publicly traded fixed maturities and marketable equity securities – representing 1.1% of our total portfolio

•	$86.9 of not-rated fixed maturities – securities not rated by a national rating service – representing 0.8% of our total portfolio

At December 31, 2004, our investment portfolio included:

•	$122.8 of non-publicly traded fixed maturities and equity securities – representing 1.2% of our total portfolio

•	$89.1 of not-rated fixed maturities – representing 0.9% of our total portfolio

MORTGAGE-BACKED SECURITIES

This table summarizes our holdings of mortgage-backed securities at March 31, 2005.

		CARRYING VALUE
MARCH 31, 2005	AMORTIZED COST	AMOUNT	PERCENT
RESIDENTIAL
Planned and Targeted Amortization Class and Sequential Pay CMOs	$689.4	$681.5	54.4%
Subordinates	46.2	46.3	3.7
Accrual Coupon (Z-Tranche) CMOs	11.6	12.1	1.0
Residential Mortgage-Backed Pass-Throughs (Non-CMOs)	3.2	3.2	0.3

Total Residential	750.4	743.1	59.4

SECURITIZED COMMERCIAL REAL ESTATE
CMBS Seniors	272.3	277.4	22.2
CMBS Subordinates	108.2	113.3	9.0
Government/Agency-Backed	40.5	41.9	3.3

Total Securitized Commercial Real Estate	421.0	432.6	34.5

Asset-Backed Seniors and Subordinates	77.0	77.2	6.1

Total	$1,248.4	$1,252.9	100.0%

Here are the quality ratings of our mortgage-backed securities portfolio.

RATING	PERCENT AT MARCH 31 2005
Government/Agency-Backed	40.1%
AAA	48.9
AA	5.2
A	3.5
BBB	2.3
BB or lower	—

Total	100.0%

ITEM 4 – CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934 (The Exchange Act), our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d) of the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated our internal control over financial reporting to determine whether any changes occurred during the quarter covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, management has determined that there has been no such change during the first quarter.

Safeco Corporation and Subsidiaries

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

Because of the nature of our businesses, we are subject to legal actions filed or threatened in the ordinary course of our operations. Generally, our involvement in legal action involves defending third-party claims brought against our insureds (in our role as liability insurer) or principals of surety bonds and defending policy coverage claims brought against us.

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

ITEM 6 – EXHIBITS

10.1	Credit Agreement dated as of March 31, 2005 among Safeco Corporation, the Lenders thereto and J.P. Morgan Chase Bank, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer.

10.2	Form of Restricted Stock Rights Award Agreement.

31.1	Certification of Chief Executive Officer of Safeco Corporation, dated May 6, 2005, in accordance with Securities Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer of Safeco Corporation, dated May 6, 2005, in accordance with Securities Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer of Safeco Corporation, dated May 6, 2005, in accordance with 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of Safeco Corporation, dated May 6, 2005, in accordance with 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Safeco Corporation and Subsidiaries

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 6, 2005.

Safeco Corporation
Registrant

/s/ Christine B. Mead
Christine B. Mead
Executive Vice President and Chief Financial Officer