Form 10-Q
period 2005-06-30
SAFECO CORP
filed 2005-08-04
CIK 86104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended June 30, 2005

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

125,083,168 shares of common stock of Safeco Corporation, no par value, were outstanding at July 29, 2005.

Safeco Corporation and Subsidiaries

Safeco Corporation and Subsidiaries

Consolidated Statements of Income

	THREE MONTHS ENDED JUNE 30		SIX MONTHS ENDED JUNE 30
(In Millions, Except Per Share Amounts)	2005	2004	2005	2004
	(Unaudited)		(Unaudited)
REVENUES
Net Earned Premiums	$1,456.9	$1,351.4	$2,885.3	$2,691.9
Net Investment Income	119.9	119.1	238.5	234.1
Net Realized Investment Gains	13.8	84.9	47.3	127.7
Other Revenues	0.1	0.4	0.1	0.4

Total Revenues	1,590.7	1,555.8	3,171.2	3,054.1

EXPENSES
Losses and Loss Adjustment Expenses	881.6	776.3	1,748.2	1,602.3
Amortization of Deferred Policy Acquisition Costs	239.7	222.5	483.2	449.4
Other Underwriting and Operating Expenses	171.9	158.8	323.1	312.9
Interest Expense	22.0	31.5	43.4	62.0
Restructuring Charges	0.8	0.1	1.0	1.4

Total Expenses	1,316.0	1,189.2	2,598.9	2,428.0

Income from Continuing Operations before Income Taxes	274.7	366.6	572.3	626.1
Provision for Income Taxes	87.4	117.7	173.0	191.6

Income from Continuing Operations	187.3	248.9	399.3	434.5
Results from Discontinued Operations (Net of Taxes of ($13.7) and $13.2 in 2004)	—	(1.4)	—	49.2

Net Income	$187.3	$247.5	$399.3	$483.7

INCOME PER SHARE OF COMMON STOCK – DILUTED
Income from Continuing Operations	$1.46	$1.78	$3.11	$3.10
Results from Discontinued Operations, Net of Taxes	—	(0.01)	—	0.35

Net Income Per Share of Common Stock - Diluted	$1.46	$1.77	$3.11	$3.45

INCOME PER SHARE OF COMMON STOCK – BASIC
Income from Continuing Operations	$1.47	$1.79	$3.13	$3.12
Results from Discontinued Operations, Net of Taxes	—	(0.01)	—	0.36

Net Income Per Share of Common Stock - Basic	$1.47	$1.78	$3.13	$3.48

Dividends Declared per Share	$0.250	$0.185	$0.470	$0.370

Average Number of Shares Outstanding During the Period:
Diluted	128.7	140.1	128.4	140.1
Basic	127.6	139.1	127.4	139.0

See Condensed Notes to Consolidated Financial Statements.

Safeco Corporation and Subsidiaries

Consolidated Balance Sheets

(In Millions)	JUNE 30 2005	DECEMBER 31 2004
	(Unaudited)
ASSETS
Investments
Available-for-Sale Securities:
Fixed Maturities, at Fair Value (Cost or amortized cost: $9,277.9; $8,958.0)	$9,605.7	$9,294.3
Marketable Equity Securities, at Fair Value (Cost: $717.5; $640.3)	1,113.4	1,101.4
Other Invested Assets	8.8	8.5

Total Investments	10,727.9	10,404.2
Cash and Cash Equivalents	380.0	251.9
Accrued Investment Income	132.2	129.7
Premiums and Service Fees Receivable	1,134.3	1,141.2
Deferred Policy Acquisition Costs	387.3	382.2
Reinsurance Recoverables	342.8	355.4
Land, Buildings and Equipment for Company Use (At cost less accumulated depreciation: $334.7; $312.9)	359.7	380.9
Current Income Taxes Recoverable	53.8	54.7
Net Deferred Income Tax Assets	235.1	292.6
Other Assets	239.8	256.1
Securities Lending Collateral	946.6	931.9

Total Assets	$14,939.5	$14,580.8

LIABILITIES AND SHAREHOLDERS’ EQUITY
Loss and Loss Adjustment Expense Reserves	$5,224.6	$5,209.3
Unearned Premiums	2,202.3	2,144.6
Debt	1,332.9	1,332.9
Other Liabilities	1,004.4	1,041.2
Securities Lending Payable	946.6	931.9

Total Liabilities	10,710.8	10,659.9

Commitments and Contingencies	—	—
Preferred Stock, No Par Value
Shares Authorized: 10.0
Shares Issued and Outstanding: None	—	—
Common Stock, No Par Value
Shares Authorized: 300.0
Shares Reserved for Stock Awards: 8.1; 9.1
Shares Issued and Outstanding: 127.8; 127.0	658.3	641.8
Retained Earnings	3,103.1	2,763.8
Accumulated Other Comprehensive Income, Net of Taxes	467.3	515.3

Total Shareholders’ Equity	4,228.7	3,920.9

Total Liabilities and Shareholders’ Equity	$14,939.5	$14,580.8

See Condensed Notes to Consolidated Financial Statements.

Safeco Corporation and Subsidiaries

Consolidated Statements of Cash Flows

SIX MONTHS ENDED JUNE 30

(In Millions)	2005	2004
	(Unaudited)
OPERATING ACTIVITIES
Insurance Premiums Received	$2,938.5	$2,743.0
Dividends and Interest Received	252.2	227.2
Insurance Claims Paid	(1,733.4)	(1,586.8)
Underwriting, Acquisition, Insurance and Other Operating Costs Paid	(846.9)	(839.7)
Interest Paid	(42.2)	(61.3)
Income Taxes Paid	(87.1)	(73.9)

Net Cash Provided by Operating Activities	481.1	408.5

INVESTING ACTIVITIES
Purchases of:
Fixed Maturities Available-for-Sale	(1,065.4)	(1,305.9)
Marketable Equity Securities Available-for-Sale	(192.8)	(255.1)
Maturities and Calls of Fixed Maturities Available-for-Sale	541.9	423.2
Sales of:
Fixed Maturities Available-for-Sale	260.0	519.1
Marketable Equity Securities Available-for-Sale	156.2	320.8
Other, Net	(3.4)	3.7

Net Cash Used in Investing Activities	(303.5)	(294.2)

FINANCING ACTIVITIES
Dividends Paid to Shareholders	(55.9)	(51.4)
Settlement of Accelerated Stock Buyback	(16.1)	—
Common Stock Reacquired	—	(38.0)
Stock Options Exercised	22.5	38.2

Net Cash Used in Financing Activities	(49.5)	(51.2)

Net Increase in Cash and Cash Equivalents	128.1	63.1
Cash and Cash Equivalents at Beginning of Period	251.9	319.0

Cash and Cash Equivalents at End of Period	$380.0	$382.1

See Condensed Notes to Consolidated Financial Statements.

Safeco Corporation and Subsidiaries

Consolidated Statements of Cash Flows –

Reconciliation of Net Income to Net Cash Provided by Operating Activities

SIX MONTHS ENDED JUNE 30

(In Millions)	2005	2004
	(Unaudited)
Net Income	$399.3	$483.7

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Results from Discontinued Operations, Net of Taxes	—	(49.2)
Net Realized Investment Gains	(47.3)	(127.7)
Amortization of Fixed Maturities	23.4	22.1
Amortization and Depreciation	25.4	28.0
Deferred Income Tax Provision	84.3	87.4
Other, Net	8.4	6.2
Changes in:
Accrued Investment Income	(2.5)	(6.2)
Premiums and Service Fees Receivable	6.9	(78.7)
Current Income Taxes Recoverable	0.9	30.3
Deferred Policy Acquisition Costs	(5.1)	(21.6)
Loss and Loss Adjustment Expense Reserves	15.3	27.3
Unearned Premiums	57.7	113.9
Other Assets and Liabilities	(85.6)	(107.0)

Total Adjustments	81.8	(75.2)

Net Cash Provided by Operating Activities	$481.1	$408.5

There were no significant non-cash financing or investing activities for the six months ended June 30, 2005 or 2004.

See Condensed Notes to Consolidated Financial Statements.

Safeco Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity

(In Millions, except share amounts)

SIX MONTHS ENDED JUNE 30

	2005	2004
	(Unaudited)
COMMON STOCK
Balance at Beginning of Period	$641.8	$1,197.3
Stock Issued for Options and Rights (including taxes of $2.6; $3.9)	25.1	42.1
Stock Compensation	7.5	6.2
Settlement of Accelerated Stock Buyback	(16.1)	—
Stock Reacquired	—	(38.0)

Balance at End of Period	658.3	1,207.6

RETAINED EARNINGS
Balance at Beginning of Period	2,763.8	2,308.7
Net Income	399.3	483.7
Dividends Declared	(60.0)	(51.6)

Balance at End of Period	3,103.1	2,740.8

ACCUMULATED OTHER COMPREHENSIVE INCOME, NET OF TAXES
Balance at Beginning of Period	515.3	1,517.3
Other Comprehensive Loss	(48.0)	(414.3)

Balance at End of Period	467.3	1,103.0

Shareholders’ Equity	$4,228.7	$5,051.4

SIX MONTHS ENDED JUNE 30

	2005	2004
	(Unaudited)
COMMON SHARES OUTSTANDING
Number of Shares Outstanding at Beginning of Period	126,958,493	138,604,840
Shares Issued for Stock Options and Rights	839,244	1,193,428
Shares Reacquired	—	(885,000)

Number of Shares Outstanding at End of Period	127,797,737	138,913,268

Safeco Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

	THREE MONTHS ENDED JUNE 30		SIX MONTHS ENDED JUNE 30
(In Millions)	2005	2004	2005	2004
	(Unaudited)		(Unaudited)
Net Income	$187.3	$247.5	$399.3	$483.7

Other Comprehensive Income (Loss), Net of Taxes:
Change in Unrealized Gains (Losses) on Available-for-Sale Securities	90.1	(184.3)	(16.6)	(98.4)
Reclassification Adjustment for Net Realized Investment Gains Included in Income from Continuing Operations	(9.2)	(55.2)	(31.2)	(83.0)
Foreign Currency Translation Adjustments	(0.3)	(3.0)	(0.2)	(4.0)
Change in Discontinued Operations	—	(453.1)	—	(228.9)

Other Comprehensive Income (Loss)	80.6	(695.6)	(48.0)	(414.3)

Comprehensive Income (Loss)	$267.9	$(448.1)	$351.3	$69.4

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

Basis of Consolidation and Reporting and Use of Estimates

We have prepared the unaudited Consolidated Financial Statements in conformity with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q. Certain financial information, which is required in the annual financial statements prepared in conformity with GAAP, may not be required for interim financial reporting purposes and has been condensed or omitted. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation of results for the interim periods have been included. Results for the six-month period ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

These unaudited Consolidated Financial Statements and Condensed Notes to the Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes to the Consolidated Financial Statements included in our 2004 Annual Report on Form 10-K that was previously filed with the Securities and Exchange Commission.

Preparing these interim Consolidated Financial Statements in conformity with GAAP requires us to make estimates and assumptions that may affect amounts reported in these Consolidated Financial Statements and accompanying Condensed Notes to the Consolidated Financial Statements. Actual results could differ from those estimates.

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

We present the computation of net income per share below, based upon weighted-average and diluted common shares outstanding:

	THREE MONTHS ENDED JUNE 30		SIX MONTHS ENDED JUNE 30
(In Millions, Except Per Share Amounts)	2005	2004	2005	2004
Net Income	$187.3	$247.5	$399.3	$483.7
Average Number of Common Shares Outstanding	127.6	139.1	127.4	139.0

Basic Net Income Per Share	$1.47	$1.78	$3.13	$3.48

Net Income	$187.3	$247.5	$399.3	$483.7
Average Number of Common Shares Outstanding	127.6	139.1	127.4	139.0
Additional Common Shares Assumed Issued Under Treasury Stock Method	1.1	1.0	1.0	1.1

Average Number of Common Shares Outstanding - Diluted	128.7	140.1	128.4	140.1

Diluted Net Income Per Share	$1.46	$1.77	$3.11	$3.45

Stock-Based Compensation Expense

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

In December 2002, the FASB issued SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” amending SFAS 123, to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation under SFAS 123. Effective January 1, 2003, we adopted the fair value method for accounting for stock options as defined in SFAS 123, using the prospective basis transition method. Under this method, we have recognized expense for awards granted, modified or settled after January 1, 2003. Stock-based compensation expense was $7.6 ($5.1 after tax) for the three months ended June 30, 2005 and $14.2 ($9.5 after tax) for the six months ended June 30, 2005. Stock-based compensation expense was $4.9 ($3.4 after tax) for the three months ended June 30, 2004 and $10.3 ($7.3 after tax) for the six months ended June 30, 2004.

The following table illustrates, on a pro forma basis, the effect on our net income and net income per share as if we applied the fair value method to all outstanding and unvested awards in each period:

	THREE MONTHS ENDED JUNE 30		SIX MONTHS ENDED JUNE 30
(In Millions, Except Per Share Amounts)	2005	2004	2005	2004
Net Income, as reported	$187.3	$247.5	$399.3	$483.7
Add Back: After-Tax Stock-based Compensation Expense Included in Reported Net Income	5.1	3.4	9.5	7.3
Deduct: Pro Forma Stock-based Compensation Expense*	(5.4)	(4.5)	(10.1)	(9.4)

Pro Forma Net Income	$187.0	$246.4	$398.7	$481.6

Net Income Per Share
Basic – as Reported	$1.47	$1.78	$3.13	$3.48
Diluted – as Reported	$1.46	$1.77	$3.11	$3.45
Basic – Pro Forma	$1.47	$1.77	$3.13	$3.46
Diluted – Pro Forma	$1.45	$1.76	$3.11	$3.44

*	Determined under fair value based method for all awards, net of related tax effects.

Common Stock

When we repurchase any of our common shares, we reduce our capital stock and retained earnings to reflect the repurchase on our Consolidated Balance Sheets. In accordance with the Washington Business Corporation Act, we do not show treasury stock as a separate reduction to Shareholders’ Equity on our Consolidated Balance Sheets.

We announced in July 2005 that we intend to repurchase $150.0 to $250.0 of our common stock before the end of the year. We will make these purchases in the open market or under accelerated stock buyback or Rule 10b5-1 trading programs, or some combination thereof. As of June 30, 2005, 8,239,225 shares remained available for repurchase under an existing stock repurchase program.

On July 25, 2005, we repurchased 2,752,300 shares, or 2.2 percent of our outstanding common stock, through an Accelerated Share Repurchase (ASR) program. We purchased the shares from a dealer at a price of $54.50 per share, for a total cost of $150.3, including transaction costs. Through the repurchase program we returned excess capital to shareholders and immediately reduced the number of our common shares outstanding. The dealer obtained the shares that we purchased by borrowing them in the open market, and then repurchases shares in the market over time to repay the borrowed shares. At the end of the program we may receive, or be required to pay, a price adjustment based on the average price of shares purchased. The price adjustment will be recorded in shareholders’ equity. We expect the repurchase program to be completed in 2005.

We also executed a Rule 10b5-1 trading plan to purchase up to an additional $100.0 of our outstanding common stock. A Rule 10b5-1 plan allows us to repurchase our shares during periods when we would normally not be active in the market because of our own internal trading windows.

During the second quarter of 2004, we repurchased 885,000 shares under existing programs at an average price of $42.91 per share for a total of $38.0.

On August 2, 2004, using our proceeds from the sale of L&I, we repurchased 13,247,863 shares, or 9.5% of our outstanding common stock, under an Accelerated Stock Buyback (ASB) program. We purchased the shares from a dealer at a price of $46.80 per share, for a total cost of $625.0, including transaction costs. The effect of the ASB program was to return excess capital resulting from the L&I sale to our shareholders, and it immediately reduced the number of our common shares outstanding. The dealer obtained the shares that we purchased by borrowing them in the open market, and the dealer repurchased shares in the market over a nine month period, to repay the borrowed shares. The ASB included $200.0 that was subject to a collar, a contract that sets a minimum and maximum price for us for the shares repurchased under the collar. We completed the ASB program in April 2005, paying a price adjustment of $16.1 to the dealer based on the volume weighted average price of our common stock during the period of the ASB repurchases. We reported this price adjustment as a reduction to shareholders’ equity on our Consolidated Balance Sheet as of June 30, 2005.

On July 25, 2005, we paid a quarterly dividend of $0.25 per share. This represented a 13.6% increase per share over the previous quarterly dividend of $0.22 per share.

Employee Benefit Plans

401(k)/Profit Sharing Retirement Plan – The Safeco 401(k)/Profit Sharing Retirement Plan is a defined contribution plan. In a defined contribution plan, the benefits a participant will receive from the plan result from regular contributions by the participant and the company. Our plan includes a minimum company contribution of 3% of each eligible participant’s compensation and a matching contribution of 66.6% of a participant’s contributions up to 6% of eligible compensation.

An additional profit-sharing amount may also be contributed when Safeco meets certain criteria defined in the plan. For 2005, we expect to make an additional profit-sharing contribution of approximately $20.0 based on our 2005 earnings.

Cash Balance Plan – The Safeco Cash Balance Plan (CBP) is a noncontributory defined benefit plan that provides benefits for each year of service by an employee after 1988. The CBP specifies the benefit amount each participant will receive based on eligible compensation plus a stipulated rate of return on the benefit balance. We make contributions to the CBP that are deductible for federal income tax purposes and that at least meet the minimum funding requirements set by the Employee Retirement Income Security Act (ERISA). In 2004, we contributed $39.9 in excess of the minimum funding requirement for 2004, which resulted in a prepaid asset of $22.4 at December 31, 2004. Consequently, we do not expect to make a contribution to the CBP in 2005.

Other Postretirement Benefits – We also provide certain healthcare and life insurance benefits, which we refer to as Other Postretirement Benefits (OPRB), for certain retired employees, their beneficiaries and eligible dependents. We do not fund this program. We contributed $1.3 in the second quarter of 2005 and $2.6 in the first six months of 2005 and expect to contribute a total of $5.3 to the OPRB program in 2005.

We amended our OPRB program in 2003. The amendments resulted in negative prior service cost that is being amortized over the average service period of all active participants. The related amortization resulted in a pretax credit to OPRB expense of $2.3 for the three months ended June 30, 2005 and $4.8 for the six months ended June 30, 2005. The related amortization resulted in a pretax credit to OPRB expense of $2.9 for the three months ended June 30, 2004 and $5.5 for the six months ended June 30, 2004.

The following tables summarize CBP and OPRB costs charged (credited) to Income from Continuing Operations for the three and six months ended June 30, 2005 and 2004:

THREE MONTHS ENDED JUNE 30

	CBP		OPRB
	2005	2004	2005	2004
Service Cost	$3.0	$2.8	$—	$0.2
Interest Cost	1.8	2.0	0.9	1.4
Expected Return on Plan Assets	(2.8)	(2.2)	—	—
Amortization of Prior Service Cost and Unrecognized Net Actuarial (Gain) Loss	0.2	—	(2.3)	(2.9)

Total	$2.2	$2.6	$(1.4)	$(1.3)

SIX MONTHS ENDED JUNE 30

	CBP		OPRB
	2005	2004	2005	2004
Service Cost	$6.0	$5.6	$0.1	$0.3
Interest Cost	3.7	4.0	1.9	2.3
Expected Return on Plan Assets	(5.6)	(4.4)	—	—
Amortization of Prior Service Cost and Unrecognized Net Actuarial (Gain) Loss	0.3	0.1	(4.8)	(5.5)

Total	$4.4	$5.3	$(2.8)	$(2.9)

Income Taxes

Our provision for income taxes included a tax benefit of $0.6 for the three months ended June 30, 2005 and $10.6 for the six months ended June 30, 2005, stemming primarily from the favorable resolution of a state tax-related issue. We also realized a $9.0 federal tax benefit in the first quarter of 2004.

New Accounting Standards

New accounting pronouncements that we have recently adopted or will adopt in the near future are as follows:

SFAS 123(R), “Share-Based Payment” – As previously discussed, we recognize stock-based compensation expense in accordance with SFAS 123, as amended by SFAS 148. In December 2004, the FASB issued SFAS 123(R), “Share-Based Payment,” a revision of SFAS 123.

SFAS 123(R) requires all share-based compensation awards granted, modified or settled after December 15, 1994 to be accounted for using the fair value method of accounting. Under the modified prospective application, compensation cost is recognized for the outstanding, nonvested awards based on the grant-date fair value of those awards as calculated under SFAS 123. On April 14, 2005 the SEC announced that it would provide for a phased-in implementation process, requiring registrants that are not small business issuers to adopt SFAS 123(R) no later than the beginning of the first fiscal year beginning after June 15, 2005. We will adopt SFAS 123(R) on January 1, 2006. We do not expect our adoption of the statement to have a material impact on our financial condition or results of operations.

FASB Staff Position (FSP) 03-1-1, Effective Date of Paragraphs 10-20 of Emerging Issues Task Force (EITF) 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” – In September 2004, the FASB issued FSP 03-1-1 delaying the effective date for applying paragraphs 10-20 of EITF 03-1. Paragraphs 10-20 provide guidance for evaluating whether impairments of debt and equity holdings are “other-than-temporary” and require immediate recognition of such impairments in earnings. At the June 29, 2005 meeting, the FASB decided not to provide additional guidance on the meaning of other-than-temporary impairment and directed the staff to issue proposed FSP EITF 03-1a, “Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1”, as final. Paragraph 16 applies to the other-than-temporary evaluation for certain debt securities. We do not anticipate that our adoption of EITF 03-1a will have a material impact on our financial condition or results of operations. The FASB is expected to issue an FSP to replace the guidance in paragraphs 10-18 of Issue 03-1. We have previously adopted the disclosure requirements of EITF 03-1, which were unchanged by FSP 03-1-1 and were effective for fiscal periods ending after December 15, 2003.

EITF 04-10, “Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds” – This guidance creates stricter standards for aggregating operating segments that do not meet the quantitative thresholds provided within SFAS 131, “Disclosures About Segments of an Enterprise and Related Information.” The guidance will be effective for fiscal years ending after September 15, 2005. We do not anticipate that adoption of this guidance will impact the presentation of our reportable segments.

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

Costs incurred in 2004 and in the three and six months ended June 30, 2005 and total estimated costs we expect to incur associated with the restructuring are as follows:

	TOTAL EXPECTED COSTS	COSTS INCURRED TO DATE
		2004	THREE MONTHS ENDED JUNE 30, 2005	SIX MONTHS ENDED JUNE 30, 2005
Employee Termination Benefits	$5.3	$0.4	$0.2	$0.3
Lease Termination Costs and Other Costs	9.6	3.6	0.6	0.7

Total	$14.9	$4.0	$0.8	$1.0

These costs are allocated to reportable segments as follows:

	TOTAL EXPECTED COSTS	COSTS INCURRED TO DATE
		2004	THREE MONTHS ENDED JUNE 30, 2005	SIX MONTHS ENDED JUNE 30, 2005
Safeco Personal Insurance (SPI)
Auto	$7.1	$1.9	$0.4	$0.5
Property	2.5	0.7	0.2	0.2
Specialty	0.3	0.1	—	—

Total SPI	9.9	2.7	0.6	0.7

Safeco Business Insurance (SBI)
SBI Regular	3.3	0.9	0.1	0.2
SBI Special Accounts Facility	1.2	0.3	0.1	0.1

Total SBI	4.5	1.2	0.2	0.3

Surety	0.5	0.1	—	—

Total	$14.9	$4.0	$0.8	$1.0

Activity related to previously accrued restructuring charges as of June 30, 2005 was as follows:

	BALANCE AT DECEMBER 31, 2004	COSTS INCURRED	AMOUNTS PAID	BALANCE AT JUNE 30, 2005
Employee Termination Costs	$0.1	$0.3	$0.4	$—
Lease Terminations and Other Costs	—	0.7	0.7	—

Total	$0.1	$1.0	$1.1	$—

NOTE 3 – COMPREHENSIVE INCOME

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

The components of other comprehensive income or losses were as follows:

SIX MONTHS ENDED JUNE 30

	2005			2004
	PRETAX	TAXES	AFTER TAX	PRETAX	TAXES	AFTER TAX
Change in Unrealized Gains on Investment Securities	$(26.4)	$9.8	$(16.6)	$(151.5)	$53.1	$(98.4)
Reclassification Adjustment for Net Realized Investment Gains Included in Income from Continuing Operations	(47.3)	16.1	(31.2)	(127.7)	44.7	(83.0)
Foreign Currency Translation Adjustments	(0.2)	—	(0.2)	(6.1)	2.1	(4.0)
Change in Discontinued Operations	—	—	—	(352.2)	123.3	(228.9)

Other Comprehensive Loss	$(73.9)	$25.9	$(48.0)	$(637.5)	$223.2	$(414.3)

NOTE 4 – SEGMENT INFORMATION

P&C

Our P&C Insurance operations are organized around our four businesses: Safeco Personal Insurance (SPI), Safeco Business Insurance (SBI), Surety and P&C Other. These businesses are a combination of reportable segments that have similar products and services and are managed separately, as described below.

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

REVENUES

	THREE MONTHS ENDED JUNE 30		SIX MONTHS ENDED JUNE 30
(In Millions)	2005	2004	2005	2004
NET EARNED PREMIUMS
Safeco Personal Insurance (SPI)
Auto	$710.4	$643.5	$1,404.1	$1,263.6
Property	227.7	227.5	455.5	455.7
Specialty	24.1	22.1	47.2	43.3

Total SPI	962.2	893.1	1,906.8	1,762.6

Safeco Business Insurance (SBI)
SBI Regular	319.1	299.5	632.9	601.9
SBI Special Accounts Facility	109.0	108.0	214.9	224.7

Total SBI	428.1	407.5	847.8	826.6

Surety	63.4	47.6	122.8	93.0
P&C Other	3.2	3.2	7.9	9.7

Total Earned Premiums	1,456.9	1,351.4	2,885.3	2,691.9
P&C Net Investment Income	113.3	115.8	226.3	227.5

Total P&C Revenues	1,570.2	1,467.2	3,111.6	2,919.4
CORPORATE	6.7	3.7	12.3	7.0
Net Realized Investment Gains	13.8	84.9	47.3	127.7

TOTAL REVENUES	$1,590.7	$1,555.8	$3,171.2	$3,054.1

PRETAX UNDERWRITING PROFIT (LOSS) AND NET INCOME

	THREE MONTHS ENDED JUNE 30		SIX MONTHS ENDED JUNE 30
	2005	2004	2005	2004
UNDERWRITING PROFIT/LOSS
Safeco Personal Insurance (SPI)
Auto	$39.6	$61.0	$69.7	$84.1
Property	72.5	79.3	128.5	140.7
Specialty	7.1	6.7	15.8	13.1

Total SPI	119.2	147.0	214.0	237.9

Safeco Business Insurance (SBI)
SBI Regular	43.2	31.9	90.1	55.7
SBI Special Accounts Facility	6.8	17.5	17.0	36.0

Total SBI	50.0	49.4	107.1	91.7

Surety	7.9	11.5	22.7	20.8
P&C Other	(17.7)	(10.2)	(20.1)	(17.3)

Total Underwriting Profit	159.4	197.7	323.7	333.1
P&C Net Investment Income	113.3	115.8	226.3	227.5
Restructuring Charges	(0.8)	(0.1)	(1.0)	(1.4)

Total P&C	271.9	313.4	549.0	559.2
CORPORATE	(11.0)	(31.7)	(24.0)	(60.8)
Net Realized Investment Gains	13.8	84.9	47.3	127.7

Income from Continuing Operations before Income Taxes	274.7	366.6	572.3	626.1
Provision for Income Taxes	87.4	117.7	173.0	191.6

Income from Continuing Operations	187.3	248.9	399.3	434.5
Results from Discontinued Operations, Net of Taxes	—	(1.4)	—	49.2

NET INCOME	$187.3	$247.5	$399.3	$483.7

COMBINED RATIOS +

	THREE MONTHS ENDED JUNE 30		SIX MONTHS ENDED JUNE 30
	2005	2004	2005	2004
Safeco Personal Insurance (SPI)
Auto	94.4%	90.5%	95.0%	93.3%
Property	68.2	65.1	71.8	69.1
Specialty	70.2	69.4	66.4	69.7

Total SPI	87.6	83.5	88.8	86.5

Safeco Business Insurance (SBI)
SBI Regular	86.5	89.4	85.8	90.7
SBI Special Accounts Facility	93.8	83.8	92.1	84.0

Total SBI	88.3	87.9	87.4	88.9

Surety	87.6	75.7	81.5	77.6
P&C Other	*	*	*	*

Total P&C Operations	89.1%	85.4%	88.8%	87.6%

+	Combined ratios are GAAP basis. Expressed as a percentage, they are equal to losses and expenses divided by net earned premiums.

*	Not meaningful because this is a runoff business with minimal premium.

The following table presents asset information, reported on our Consolidated Balance Sheets, by segment:

ASSETS

	JUNE 30 2005	DECEMBER 31 2004
Safeco Personal Insurance (SPI)
Auto	$4,445.8	$4,221.0
Property	2,109.4	2,132.6
Specialty	215.5	210.6

Total SPI	6,770.7	6,564.2

Safeco Business Insurance (SBI)
SBI Regular	3,564.9	3,475.8
SBI Special Accounts Facility	882.2	853.8

Total SBI	4,447.1	4,329.6

Surety	582.4	531.2
P&C Other	1,951.1	2,043.9

Total	13,751.3	13,468.9
Corporate	1,188.2	1,111.9

Total Assets	$14,939.5	$14,580.8

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollar amounts in millions, except for ratios and per share amounts, unless noted otherwise)

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

Summary

We are a property and casualty (P&C) insurance company with headquarters in Seattle, Washington. We sell insurance to drivers, home owners and owners of small- and medium-sized business through a national network of independent distributors. Our business helps people protect what they value and deal with the unexpected. We earn revenue from insurance policy premiums and income on our invested assets.

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

Although investment activities are an important part of our business and comprise a significant part of our total revenues, we don’t include our investment portfolio results when measuring the profitability of our individual segments. That’s because we manage the investment portfolio separately from our underwriting activities. We invest the insurance premiums we receive in a diversified portfolio until they’re needed to pay claims. Our first priority is to protect our policyholders, so we invest in a diversified portfolio composed primarily of government securities and high-grade fixed maturities. This strategy generally provides protection for our policyholders and steady income for our shareholders.

Our investment philosophy is to:

•	Emphasize investment yield, balanced with investment quality and risk

•	Provide for liquidity when needed

•	Diversify our portfolio

We measure our investment results in two parts – by the net investment income we earn on our invested assets, and the net realized investment gains or losses we recognize when we sell or impair investments. More information on our investment results can be found on page 35.

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

Please see additional discussion of critical accounting estimates in the MD&A section of our 2004 Annual Report on Form 10-K.

Consolidated Results of Operations

The following table presents consolidated financial information for the periods indicated.

	THREE MONTHS ENDED JUNE 30		SIX MONTHS ENDED JUNE 30
	2005	2004	2005	2004
REVENUES
Net Earned Premiums	$1,456.9	$1,351.4	$2,885.3	$2,691.9
Net Investment Income	119.9	119.1	238.5	234.1
Net Realized Investment Gains	13.8	84.9	47.3	127.7
Other Revenues	0.1	0.4	0.1	0.4

Total Revenues	1,590.7	1,555.8	3,171.2	3,054.1

EXPENSES
Losses and Loss Adjustment Expenses	881.6	776.3	1,748.2	1,602.3
Amortization of Deferred Policy Acquisition Costs	239.7	222.5	483.2	449.4
Other Underwriting and Operating Expenses	171.9	158.8	323.1	312.9
Interest Expense	22.0	31.5	43.4	62.0
Restructuring Charges	0.8	0.1	1.0	1.4

Total Expenses	1,316.0	1,189.2	2,598.9	2,428.0

Income from Continuing Operations before Income Taxes	274.7	366.6	572.3	626.1
Provision for Income Taxes	87.4	117.7	173.0	191.6

Income from Continuing Operations	187.3	248.9	399.3	434.5
Results from Discontinued Operations (Net of Taxes of $(13.7) and $13.2 in 2004)	—	(1.4)	—	49.2

Net Income	$187.3	$247.5	$399.3	$483.7

Total revenues increased 2.2% in the three months ended June 30, 2005 and 3.8% in the six months ended June 30, 2005, compared with the same periods in 2004. This was driven by an increase in net earned premiums, which grew 7.8% in the three months ended June 30, 2005 and 7.2% in the six months ended June 30, 2005, compared with the same periods in 2004. This primarily reflected growth in policies-in-force (PIF) in our Auto segment, which is facing increased competitive pressures as auto insurers increase advertising and lower prices to attract new business. Our overall growth rates for net earned premiums have moderated from 12.4% in the second quarter of 2004 and 11.7% in the fourth quarter of 2004 to 7.8% in the second quarter of 2005.

Net income decreased $60.2 or 24.3% in the three months ended June 30, 2005 and $84.4 or 17.4% in the six months ended June 30, 2005, compared with the same periods in 2004, reflecting:

•	Discontinued operations: Last year’s net income included a loss of $1.4 for the three months ended June 30, 2004 and income of $49.2 for the six months ended June 30, 2004, from our discontinued life and investments operations, which we sold in August 2004.

•	Underwriting profit: Underwriting profit decreased $38.3 in the three months ended June 30, 2005 and $9.4 in the six months ended June 30, 2005, compared with the same periods in 2004 due to lower underwriting profits in Auto and Property, partially offset by improved results in SBI Regular. Pretax catastrophe losses were $13.1 in the three months ended June 30, 2005, compared with $29.0 in the same period last year. Pretax catastrophe losses were $37.9 in the six months ended June 30, 2005, compared with $40.6 in the same period last year. Underwriting profit in the second quarter of 2005 included accruals for employee bonus and profit sharing retirement plan expenses that were $27.8 higher than the second quarter of 2004.

•	Net realized investment gains: After-tax net realized investment gains from continuing operations for the second quarter of 2005 were $9.2, compared with $55.2 in the same period of 2004, and $31.2 for the first six months of 2005, compared with $83.0 in the same period of 2004. Last year’s gains included sales of equity securities to reduce our equity holdings to target levels.

Reconciling Segment Results

The following table assists in reconciling our GAAP results, specifically the “Income from Continuing Operations before Income Taxes” line from our Consolidated Statements of Income to our operating results:

	THREE MONTHS ENDED JUNE 30		SIX MONTHS ENDED JUNE 30
	2005	2004	2005	2004
P&C	$285.5	$395.1	$595.7	$679.8
Corporate	(10.8)	(28.5)	(23.4)	(53.7)

Income from Continuing Operations before Income Taxes	$274.7	$366.6	$572.3	$626.1

The GAAP results are further explained below using our P&C operating results which provide a helpful picture of how our company is doing. However, using them to measure profitability – while fairly common in our industry – does not follow GAAP.

Our P&C Operating Results

The primary measures of our operating results include our underwriting profit or loss, net earned premiums and combined ratios. The next three tables report those key items – by our reportable segments – for the three and six months ended June 30, 2005 and 2004. More information about the results – also by segment – follows the tables.

First, net earned premiums are the primary driver of our revenues, along with net investment income and net realized investment gains:

	THREE MONTHS ENDED JUNE 30		SIX MONTHS ENDED JUNE 30
NET EARNED PREMIUMS	2005	2004	2005	2004
Safeco Personal Insurance (SPI)
Auto	$710.4	$643.5	$1,404.1	$1,263.6
Property	227.7	227.5	455.5	455.7
Specialty	24.1	22.1	47.2	43.3

Total SPI	962.2	893.1	1,906.8	1,762.6

Safeco Business Insurance (SBI)
SBI Regular	319.1	299.5	632.9	601.9
SBI Special Accounts Facility	109.0	108.0	214.9	224.7

Total SBI	428.1	407.5	847.8	826.6

Surety	63.4	47.6	122.8	93.0
P&C Other	3.2	3.2	7.9	9.7

Total Net Earned Premiums	$1,456.9	$1,351.4	$2,885.3	$2,691.9

Next, underwriting profit (loss) is our measure of each segment’s performance:

	THREE MONTHS ENDED JUNE 30		SIX MONTHS ENDED JUNE 30
UNDERWRITING PROFIT (LOSS)	2005	2004	2005	2004
Safeco Personal Insurance (SPI)
Auto	$39.6	$61.0	$69.7	$84.1
Property	72.5	79.3	128.5	140.7
Specialty	7.1	6.7	15.8	13.1

Total SPI	119.2	147.0	214.0	237.9

Safeco Business Insurance (SBI)
SBI Regular	43.2	31.9	90.1	55.7
SBI Special Accounts Facility	6.8	17.5	17.0	36.0

Total SBI	50.0	49.4	107.1	91.7

Surety	7.9	11.5	22.7	20.8
P&C Other	(17.7)	(10.2)	(20.1)	(17.3)

Total Underwriting Profit	159.4	197.7	323.7	333.1
P&C Net Investment Income	113.3	115.8	226.3	227.5
Restructuring Charges	(0.8)	(0.1)	(1.0)	(1.4)
Net Realized Investment Gains before Income Taxes	13.6	81.7	46.7	120.6

P&C Income from Continuing Operations before Income Taxes	$285.5	$395.1	$595.7	$679.8

Finally, combined ratios show the relationship between net earned premiums and underwriting profit or loss. Using ratios helps us see our operating trends without the effect of changes in net earned premiums:

	THREE MONTHS ENDED JUNE 30		SIX MONTHS ENDED JUNE 30
COMBINED RATIOS+	2005	2004	2005	2004
Safeco Personal Insurance (SPI)
Auto	94.4%	90.5%	95.0%	93.3%
Property	68.2	65.1	71.8	69.1
Specialty	70.2	69.4	66.4	69.7

Total SPI	87.6	83.5	88.8	86.5

Safeco Business Insurance (SBI)
SBI Regular	86.5	89.4	85.8	90.7
SBI Special Accounts Facility	93.8	83.8	92.1	84.0

Total SBI	88.3	87.9	87.4	88.9

Surety	87.6	75.7	81.5	77.6
P&C Other	*	*	*	*

Total P&C Operations	89.1%	85.4%	88.8%	87.6%

+	Combined ratios are GAAP basis. Expressed as a percentage, they are equal to losses and expenses divided by net earned premiums.

*	Not meaningful because this is in runoff with minimal premium.

Auto

The Auto segment provides voluntary and non-voluntary coverage for liability of our customers to others for both bodily injury and property damage, for injuries sustained by our customers and for physical damage to our customers’ vehicles from collision and other hazards.

	THREE MONTHS ENDED JUNE 30		SIX MONTHS ENDED JUNE 30
	2005	2004	2005	2004
Net Earned Premiums	$710.4	$643.5	$1,404.1	$1,263.6
Underwriting Profit	39.6	61.0	69.7	84.1
Loss and LAE Ratio	71.5%	68.0%	72.1%	70.6%
Expense Ratio	22.9	22.5	22.9	22.7

Combined Ratio	94.4%	90.5%	95.0%	93.3%

NET EARNED PREMIUMS

Net earned premiums increased $66.9 or 10.4% in the three months ended June 30, 2005 and $140.5 or 11.1% in the six months ended June 30, 2005, compared with the same periods in 2004. The increase in net earned premiums was driven by:

•	Growth in policies-in-force (PIF): PIF grew 6.0% as of June 30, 2005, compared with a year ago. This reflected slightly higher retention of policies (80.4% in the second quarter of 2005 and 79.8% in the second quarter of 2004) and strong new-business growth throughout 2004. PIF growth contributed $53 to the increase in net earned premiums in the second quarter of 2005 and $100 in the first six months of 2005, compared with a year ago. This growth was driven by the launch of our updated underwriting model in early 2005 and the introduction of Safeco Now, our Web-based sales-and-service platform in early 2004.

•	Changes in filed rates: We file rate changes on a state-by-state basis. Rate changes are reflected on existing policies at renewal, resulting in an increase to net earned premiums of $14 in the second quarter of 2005 and $27 in the first six months of 2005, compared with the same periods of 2004. Overall, we received approval for average rate increases of 1.3% in 2004 and increases of 0.2% in the first six months of 2005.

•	Premium trend: Net earned premiums are also impacted by the increased premiums for those policies that insure newer and more expensive cars, which we refer to as premium trend. They are also impacted by shifts in the mix of business. Personal auto premium trend increased net earned premiums by $5 in the second quarter of 2005 and $17 in the first six months of 2005, compared with the same periods of 2004.

UNDERWRITING RESULTS AND COMBINED RATIO

Our underwriting profit in Auto decreased $21.4 and our combined ratio increased 3.9 points in the three months ended June 30, 2005, compared with the same period of 2004. Our underwriting profit decreased $14.4 and our combined ratio increased 1.7 points in the six months ended June 30, 2005, compared with the same period of 2004. Our underwriting results and combined ratio were primarily driven by:

•	Rate changes: Our earned rate changes combined with premium trend improved our Auto combined ratio by approximately 1.3 points in the second quarter of 2005 and approximately 2.0 points in the first six months of 2005, compared with the same periods last year.

•	Loss costs: In the second quarter and first six months of 2005, we experienced a mid-single-digit increase in severity – the average cost of a claim – in part due to the impact of medical inflation on bodily injury claims. We have also experienced a slight shift in business mix to states with higher bodily injury claims over the past 18 months. In addition, our average deductible has increased, and this has eliminated some low-severity losses that are not reported because they are less than the increased deductible amount. The increase in severity was partially offset by a low-single-digit decrease in frequency – the average number of claims filed. These loss cost changes increased our combined ratio by approximately 3.4 points in the second quarter of 2005 and approximately 2.9 points in the first six months of 2005, compared with the same periods of 2004.

•	Prior-year reserve development: Decreases in favorable prior-year reserve development increased our combined ratio by approximately 1.0 points in the second quarter and 0.4 points in the first six months of 2005, compared with the same periods of 2004.

•	Expenses: Higher employee bonus and profit-sharing retirement plan accruals increased our combined ratio by 1.7 points in the second quarter of 2005 and 0.9 points in the first six months of 2005, compared with the same periods of 2004.

WHERE WE’RE HEADED

In Auto, we are experiencing a more competitive marketplace as many insurers are achieving strong underwriting results. Competitors have increased marketing and advertising for new auto insurance customers. We have also seen modest and selective rate decreases by competitors in some states. We believe that the combination of our ongoing product development through segmentation, improvement in our ease of doing business through Safeco Now and targeted expansion into eastern states will allow us to continue to build profitable growth in the face of increasing competition. We expect loss cost increases to be in the mid-single digits for 2005 and we expect to be at or below our long-term combined ratio target of 96% for the full year.

Last quarter we began to launch an updated underwriting and pricing model for our Auto product. This is now in place in 16 states, and in many of these states, we are seeing an increase in new business. The launch will continue throughout the year as state departments of insurance approve our program changes. We expect this model to further increase our sophistication and accuracy in our underwriting and pricing, giving us even greater precision in matching rate for each risk. One of the primary changes is to move to our own vehicle groupings (known as rating symbols) based on our experience and data rather than using industry vehicle rating symbols. We have also added additional policy change capabilities to our Safeco Now platform, so that our distribution partners can now efficiently handle nearly every auto endorsement online.

Property

Our Property segment provides homeowners, earthquake, dwelling fire and inland marine coverage for individuals. Our Property coverages protect homes, condominiums and rental property contents against losses from a wide variety of hazards.

	THREE MONTHS ENDED JUNE 30		SIX MONTHS ENDED JUNE 30
	2005	2004	2005	2004
Net Earned Premiums	$227.7	$227.5	$455.5	$455.7
Underwriting Profit	72.5	79.3	128.5	140.7
Loss and LAE Ratio	39.6%	38.1%	44.3%	41.7%
Expense Ratio	28.6	27.0	27.5	27.4

Combined Ratio	68.2%	65.1%	71.8%	69.1%

NET EARNED PREMIUMS

Net earned premiums were flat in the three and six months ended June 30, 2005, compared with the same periods in 2004. This reflects:

•	Decline in PIF: During 2004, we launched our homeowners and dwelling fire products on Safeco Now. This has contributed to an increase in new Property policies written of 51.9% in the second quarter of 2005 and 50.9% in the first six months of 2005, compared with the same periods of 2004. We saw new business increases in 38 states in the second quarter, with lower new business in catastrophe-prone states. Our retention improved to 84.5% in the second quarter of 2005, compared with 83.1% in the same period of 2004. However, the number of policies that did not renew with us in 2004 exceeded the number of new policies sold, and PIF declined throughout 2004, resulting in a decrease in PIF of 3.3% as of June 30, 2005, compared with a year ago. The reduction in PIF impacted net earned premiums by $13 in the second quarter of 2005 and $27 in the first six months of 2005, compared with a year ago.

•	Changes in filed rates: We file rate changes on a state-by-state basis. Rate changes are reflected on existing policies at renewal, resulting in an increase to net earned premiums of $6 in the second quarter of 2005 and $17 in the first six months of 2005, compared with the same periods of 2004. Overall we received approval for average rate increases in our homeowners business of 1.3% in 2004 and decreases of 0.8% in the first six months of 2005.

•	Premium trend: Net earned premiums are also impacted by automatic increases in the amount of insurance coverage to adjust for inflation in building costs, which we refer to as premium trend. They are also impacted by shifts in the mix of Property business. Property premium trend increased net earned premiums by $4 in the second quarter of 2005 and $6 in the first six months of 2005, compared with the same periods last year.

UNDERWRITING RESULTS AND COMBINED RATIO

Our underwriting profit in Property decreased $6.8 and our combined ratio increased 3.1 points in the three months ended June 30, 2005, compared with the same period in 2004. Our underwriting profit decreased $12.2 and our combined ratio increased 2.7 points in the six months ended June 30, 2005, compared with the same period in 2004. Our underwriting results and combined ratio were primarily driven by:

•	Rate increases: Our homeowners rate increases combined with premium trend improved our Property combined ratio by approximately 1.2 points in the second quarter of 2005 and 1.6 points in the first six months of 2005, compared with the same periods of 2004.

•	Loss costs: During the second quarter of 2005, our homeowners’ frequency increased in the low-single digits, following three years of double-digit frequency declines. This change in frequency increased our Property combined ratio by approximately 0.6 points in the second quarter of 2005, compared with the same period of 2004.

•	Prior-year reserve development: Our underwriting results in the second quarter of 2005 included favorable prior-year reserve development of $4.7. Our underwriting results in the second quarter of 2004 included favorable prior-year reserve development of $17.0 primarily driven by changes in contract terms resulting in decreased frequency of claims beyond that previously expected. Our underwriting results in the first six months of 2005 included unfavorable prior-year reserve development of $6.5 primarily due to an $11.8 increase in our estimates of the 2004 hurricanes in Florida and surrounding states during the first quarter of 2005, partially offset by favorable prior-year reserve development in homeowners of $5.3. The increase in hurricane reserves was driven by an increase in estimates for labor and materials and additional supplemental and late-reported claims. Our underwriting results in the first six months of 2004 included favorable prior-year reserve development of $22.0. The difference in the prior-year reserve development increased our combined ratio by approximately 5.4 points in the second quarter of 2005 and 6.3 points in the first six months of 2005, compared with the same periods of 2004.

•	Catastrophe losses: Our pretax catastrophe losses were $5.6 in the second quarter of 2005, compared with $15.5 in the same period of 2004. Our pretax catastrophe losses were $25.2 in the first six months of 2005, including the $11.8 increase in reserves for the 2004 hurricanes described above, compared with $22.9 in the same period of 2004. The lower catastrophe losses improved our combined ratio by approximately 4.3 points in the second quarter of 2005 and 2.1 points in the first six months of 2005 (excluding the reserve increase for the 2004 hurricanes), compared with the same periods of 2004.

•	Expenses: Higher employee bonus and profit-sharing retirement plan accruals increased our combined ratio by 1.9 points in the second quarter of 2005 and 0.9 points in the first six months of 2005, compared with the same periods of 2004.

WHERE WE’RE HEADED

During the first quarter of 2005, we completed the launch of our new segmented dwelling fire product on Safeco Now. Our dwelling fire product insures dwellings and personal property against covered losses such as fire, wind, explosion, smoke and vandalism. We expect to see year-over-year PIF growth by the end of 2005.

In July 2005, we instituted a new business moratorium on personal property policies in Florida. We will stop renewing policies of existing personal property policyholders beginning in early 2006.

Specialty

	THREE MONTHS ENDED JUNE 30		SIX MONTHS ENDED JUNE 30
	2005	2004	2005	2004
Net Earned Premiums	$24.1	$22.1	$47.2	$43.3
Underwriting Profit	7.1	6.7	15.8	13.1
Loss and LAE Ratio	41.0%	44.0%	38.3%	44.5%
Expense Ratio	29.2	25.4	28.1	25.2

Combined Ratio	70.2%	69.4%	66.4%	69.7%

Our Specialty operation provides individuals with umbrella, recreational vehicle, motorcycle and boat owners insurance. These products serve to round out our personal lines insurance product offerings for our customers’ insurance needs.

NET EARNED PREMIUMS

Net earned premiums increased $2.0 or 9.0% in the three months ended June 30, 2005, and $3.9 or 9.0% in the six months ended June 30, 2005, compared with the same periods in 2004, driven by an increase in PIF, primarily in our umbrella and boat owners lines.

UNDERWRITING RESULTS AND COMBINED RATIO

Our underwriting profit increased $0.4 and our combined ratio increased 0.8 points in the three months ended June 30, 2005, compared with the same period of 2004. Our underwriting profit increased $2.7 and our combined ratio improved 3.3 points in the six months ended June 30, 2005, compared with the same period of 2004.

SBI Regular

	THREE MONTHS ENDED JUNE 30		SIX MONTHS ENDED JUNE 30
	2005	2004	2005	2004
Net Earned Premiums	$319.1	$299.5	$632.9	$601.9
Underwriting Profit	43.2	31.9	90.1	55.7
Loss and LAE Ratio	51.8%	55.6%	51.9%	57.1%
Expense Ratio	34.7	33.8	33.9	33.6

Combined Ratio	86.5%	89.4%	85.8%	90.7%

Our SBI Regular segment provides insurance for small-to-medium-sized businesses (customers who pay annual written premiums of $200,000 or less). This is our core commercial lines business. Our main products include:

•	Business owner policies (BOP)

•	Commercial auto

•	Workers compensation

•	Commercial multi-peril (CMP)

•	General liability

•	Commercial property

NET EARNED PREMIUMS

Net earned premiums increased $19.6 or 6.5% in the three months ended June 30, 2005 and $31.0 or 5.2% in the six months ended June 30, 2005, compared with a year ago. The increase in net earned premiums was driven by:

•	Price changes: We file rate changes on a state-by-state basis. Our average prices, which include filed rate changes and exposure growth, were down slightly in the second quarter of 2005, after increasing 3% in 2004. Price changes are reflected on existing policies at renewal. Premiums are affected by growth in the exposures we cover due to factors such as changes in payroll, the number of employees, sales receipts and building values for the businesses we insure. Price changes increased net earned premiums by $4 in the three months ended June 30, 2005 and $11 in the six months ended June 30, 2005, compared with the same periods of 2004, as we earned the rate increases filed in 2004.

•	Mix of business: In addition to price changes, net earned premiums are impacted by changes in average policy size. This influence increased net earned premiums by $16 for the second quarter and $21 for the first six months of 2005, compared with the same periods of 2004.

•	Decline in PIF: PIF decreased slightly as of June 30, 2005, compared with a year ago. This reflected improving retention rates of policies (80.4% in 2005 and 79.7% in 2004) offset by decreases in new policies sold of 6.5% in the three months ended June 30, 2005 and 7.7% in the six months ended June 30, 2005, compared with the same periods of 2004. However, as of June 30, 2005, PIF for our automated products available on Safeco Now (BOP, commercial auto and workers compensation) increased 5.0%, while PIF was down 4.8% for our non-automated products. The change in PIF had minimal impact on our net earned premiums.

UNDERWRITING RESULTS AND COMBINED RATIO

Our underwriting profit in SBI Regular improved $11.3 and our combined ratio improved 2.9 points in the three months ended June 30, 2005, compared with the same period of 2004. Our underwriting profit improved $34.4 and our combined ratio improved 4.9 points in the six months ended June 30, 2005, compared with the same period in 2004. The improvement in our results primarily reflects:

•	Price changes: Our earned price increases improved our combined ratio by approximately 0.8 points in the three months ended June 30, 2005 and 1.2 points in the six months ended June 30, 2005, compared with the same periods of 2004.

•	Loss costs: Loss costs decreased slightly in the first six months of 2005 reflecting increased claims severity in the mid-single digits due in part to higher labor and material costs, more than offset by decreased claims frequency. This improved our combined ratio by approximately 0.9 points in the three months ended June 30, 2005 and 0.3 points in the six months ended June 30, 2005, compared with the same periods of 2004.

•	Prior-year reserve development: Our underwriting results in the second quarter of 2005 included favorable prior-year reserve development of $8.6, compared with unfavorable prior-year reserve development of $1.0 in the same period of 2004. Our underwriting results in the first six months of 2005 included favorable prior-year reserve development of $8.4, compared with unfavorable prior-year reserve development of $10.0 in the same period of 2004. The difference in prior-year reserve development improved our combined ratio by approximately 3.0 points in the three months ended June 30, 2005, and 2.9 points in the six months ended June 30, 2005 over the same periods a year ago.

•	Expenses: Higher employee bonus and profit-sharing retirement plan accruals increased our combined ratio by 1.8 points in the second quarter of 2005 and 0.9 points in the first six months of 2005, compared with the same periods of 2004.

WHERE WE’RE HEADED

During the first quarter of 2005, we began to further expand our BOP product by adding 62 additional classes of business, increasing eligibility limits and expanding coverages in additional states. The expanded product is currently available in 39 of the states where we write business. We expect to complete this launch by year end. In July 2005, we expanded our commercial auto automated underwriting model on Safeco Now to include up to 15 vehicles. During the fourth quarter of 2005, we plan to enhance our CMP product by introducing quote and issue capabilities on Safeco Now.

We are experiencing increased competition in our mid-market business (customers who pay annual written premiums from $25,000 to $200,000). Historically, this business is more price-competitive as industry profit margins expand, and this is occurring currently. We remain committed to disciplined pricing of our business based on loss cost trends and meeting our profit margin targets. Our current pricing anticipates annual loss cost increases in the mid-single digits.

SBI Special Accounts Facility

	THREE MONTHS ENDED JUNE 30		SIX MONTHS ENDED JUNE 30
	2005	2004	2005	2004
Net Earned Premiums	$109.0	$108.0	$214.9	$224.7
Underwriting Profit	6.8	17.5	17.0	36.0
Loss and LAE Ratio	56.5%	46.5%	54.7%	47.4%
Expense Ratio	37.3	37.3	37.4	36.6

Combined Ratio	93.8%	83.8%	92.1%	84.0%

Our SBI Special Accounts Facility (SAF) segment includes insurance for large commercial accounts (customers who pay annual written premiums of more than $200,000) and four commercial programs.

While our main focus is the small- to medium-sized market, we continue to serve some large commercial accounts on behalf of key agents and brokers who sell our core property and casualty products. Distributors who have placed large commercial accounts with us also produce 55% of our new business in SBI Regular.

SAF also provides insurance for the following commercial programs:

•	Lender-placed property

•	Agents’ errors and omissions (predominantly for our distribution partners)

•	Property and liability insurance for mini-storage and warehouse properties

•	Professional and general liability insurance for non-profit social service organizations

NET EARNED PREMIUMS

Net earned premiums were flat in the three months ended June 30, 2005 and decreased $9.8 or 4.4% in the six months ended June 30, 2005, compared with the same periods of 2004. This decrease was primarily due to the non-renewal of a large account in our lender-placed property program.

UNDERWRITING RESULTS AND COMBINED RATIO

Our underwriting profit decreased $10.7 and our combined ratio increased 10.0 points in the three months ended June 30, 2005. Our underwriting profit decreased $19.0 and our combined ratio increased 8.1 points in the six months ended June 30, 2005, compared with the same period of 2004. Our underwriting results and combined ratio were affected by higher loss experience in 2005 in our lender-placed property program.

Surety

	THREE MONTHS ENDED JUNE 30		SIX MONTHS ENDED JUNE 30
	2005	2004	2005	2004
Net Earned Premiums	$63.4	$47.6	$122.8	$93.0
Underwriting Profit	7.9	11.5	22.7	20.8
Loss and LAE Ratio	41.9%	25.3%	34.6%	24.8%
Expense Ratio	45.7	50.4	46.9	52.8

Combined Ratio	87.6%	75.7%	81.5%	77.6%

Our Surety segment provides surety bonds for construction and commercial businesses.

NET EARNED PREMIUMS

Net earned premiums increased $15.8 or 33.2% in the three months ended June 30, 2005 and $29.8 or 32.0% for the six months ended June 30, 2005, compared with the same periods in 2004 due to large contract and commercial new business. The favorable market conditions for construction and economic expansion have fueled the growth in large contract business. New business increased net earned premiums by $13 in the second quarter of 2005 and $24 in the first six months of 2005, compared with the same periods of 2004.

UNDERWRITING RESULTS AND COMBINED RATIO

Our underwriting profit decreased $3.6 and our combined ratio increased 11.9 points in the three months ended June 30, 2005, compared with the same period of 2004. Our underwriting profit increased $1.9 and our combined ratio increased 3.9 points in the six months ended June 30, 2005, compared with the same period in 2004. These results reflect higher losses in the second quarter of 2005 partially offset by decreases in commission expense.

P&C Other

	THREE MONTHS ENDED JUNE 30		SIX MONTHS ENDED JUNE 30
	2005	2004	2005	2004
Net Earned Premiums	$3.2	$3.2	$7.9	$9.7
Underwriting Loss	$(17.7)	$(10.2)	$(20.1)	$(17.3)

Our P&C Other segment includes our:

•	Runoff of assumed reinsurance business acquired as part of the American States acquisition

•	London operations that have been in runoff since the third quarter of 2002

•	Large commercial business accounts in runoff and specialty programs that we exited

The underwriting losses in both years reflect unfavorable prior-year reserve development.

Our Corporate Results

	THREE MONTHS ENDED JUNE 30		SIX MONTHS ENDED JUNE 30
	2005	2004	2005	2004
Corporate Segment Results	$(11.0)	$(31.7)	$(24.0)	$(60.8)
Net Realized Investment Gains before Income Taxes	0.2	3.2	0.6	7.1

Corporate Loss from Continuing Operations before Income Taxes	$(10.8)	$(28.5)	$(23.4)	$(53.7)

In our Corporate segment, we include:

•	Interest expense we pay on our debt

•	Our intercompany eliminations

•	Miscellaneous corporate, investment and other activities

In 2004, we repurchased $473.4 in principal amount of 8.072% debentures for $562.7, and we repurchased $145.0 in principal amount of 7.250% senior notes for $170.9. The lower loss in our Corporate segment results for the three and six months ended June 30, 2005, compared with the same periods in 2004 principally reflects lower interest expense resulting from these debt repurchases.

Our interest expense was:

•	$22.0 in the three months ended June 30, 2005

•	$43.4 in the six months ended June 30, 2005

•	$31.5 in the three months ended June 30, 2004

•	$62.0 in the six months ended June 30, 2004

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

SOURCES OF OUR FUNDS

We get cash primarily from insurance premiums, dividends, interest, sales or maturity of investments and debt and equity offerings.

We have not engaged in the sale of investments or other assets by securitization.

The cash flow from our operating activities was:

•	$481.1 of cash flow generated in the first six months of 2005

•	$408.5 of cash flow generated in the first six months of 2004

The increase for the first six months of 2005 was due to higher cash received from premium growth of $195.5 over a year ago, partly offset by higher insurance claims paid of $146.6, reflecting our growth.

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

We announced in July 2005 that we intend to repurchase $150.0 to $250.0 of our common stock before the end of the year. We will make these purchases in the open market or under accelerated stock buyback or Rule 10b5-1 trading programs, or some combination thereof. As of June 30, 2005, 8,239,225 shares remained available for repurchase under an existing stock repurchase program.

On July 25, 2005, we repurchased 2,752,300 shares, or 2.2 percent of our outstanding common stock, through an Accelerated Share Repurchase (ASR) program. We purchased the shares from a dealer at a price of $54.50 per share, for a total cost of $150.3, including transaction costs. Through the repurchase program we returned excess capital to shareholders and immediately reduced the number of our common shares outstanding. The dealer obtained the shares that we purchased by borrowing them in the open market, and then repurchases shares in the market over time to repay the borrowed shares. At the end of the program we may receive, or be required to pay, a price adjustment based on the average price of shares purchased. The price adjustment will be recorded in shareholders’ equity. We expect the repurchase program to be completed in 2005.

We also executed a Rule 10b5-1 trading plan to purchase up to an additional $100.0 of our outstanding common stock. A Rule 10b5-1 plan allows us to repurchase our shares during periods when we would normally not be active in the market because of our own internal trading windows.

If both the ASR and 10b5-1 plan are fully executed, a total of approximately 3.7 million shares will remain available for repurchase under board-approved repurchase programs.

During the second quarter of 2004, we repurchased 885,000 shares under existing programs at an average price of $42.91 per share for a total of $38.0.

On August 2, 2004, using our proceeds from the sale of L&I, we repurchased 13,247,863 shares, or 9.5% of our outstanding common stock, under an Accelerated Stock Buyback (ASB) program. We purchased the shares from a dealer at a price of $46.80 per share, for a total cost of $625.0, including transaction costs. The effect of the ASB program was to return excess capital resulting from the L&I sale to our shareholders, and it immediately reduced the number of our common shares outstanding. The dealer obtained the shares that we purchased by borrowing them in the open market, and the dealer repurchased shares in the market over a nine month period to repay the borrowed shares. The ASB included $200.0 that was subject to a collar, a contract that set a minimum and maximum price for us for the shares repurchased under the collar. We completed the ASB in April 2005, paying a price adjustment of $16.1 to the dealer, based on the volume weighted average price of our common stock during the period of the ASB repurchases. We reported the price adjustment as a reduction to shareholders’ equity on our Consolidated Balance Sheet as of June 30, 2005.

On July 25, 2005, we paid a quarterly dividend of $0.25 per share. This represented a 13.6% increase per share over the previous quarterly dividend of $0.22 per share.

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

At June 30, 2005 and December 31, 2004 we had no borrowings under the bank credit facility. In addition, we were in compliance with all the terms of this credit facility.

FINANCIAL STRENGTH RATINGS

Financial strength ratings provide a benchmark for comparing insurers. Higher ratings generally indicate greater financial strength and a stronger ability to pay claims.

Here are our current ratings:

	A.M. BEST	FITCH	MOODY’S	STANDARD & POOR’S
Safeco Corporation:
Senior Debt	bbb+	A-	Baa1	BBB+
Financial Strength:
P&C Insurance Subsidiaries	A	AA-	A1	A+

On May 3, 2005, A.M. Best affirmed our debt ratings and the financial strength ratings of our insurance subsidiaries and revised the outlook to positive from stable. On May 26, 2005, Standard & Poor’s also affirmed our financial strength ratings and revised its outlook to positive from stable. On July 21, 2005, Moody’s revised the outlook of our debt and financial strength ratings to positive from stable. Fitch rating agency has a stable outlook on ratings for Safeco. As we have continued to execute our plans to improve P&C operating results, our financial position has strengthened. Our debt service coverage has improved over the last two years, and we expect that to continue.

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

NET INVESTMENT INCOME

This table summarizes our pretax net investment income by portfolio:

	THREE MONTHS ENDED JUNE 30		SIX MONTHS ENDED JUNE 30
	2005	2004	2005	2004
P&C	$113.3	$115.8	$226.3	$227.5
Corporate	6.6	3.3	12.2	6.6

Total Net Investment Income	$119.9	$119.1	$238.5	$234.1

The slight increase in net investment income was due to an increase in average invested assets, reflecting positive operating cash flows, partially offset by lower yields, reflecting the low interest rates on new investments, compared with the yields on maturing, called and prepaid investments.

Our investment income yields were:

	THREE MONTHS ENDED JUNE 30		SIX MONTHS ENDED JUNE 30
	2005	2004	2005	2004
Pretax	4.8%	5.5%	4.8%	5.4%
After-tax	3.5%	4.1%	3.5%	4.0%

NET REALIZED INVESTMENT GAINS AND LOSSES

Pretax net realized investment gains and losses for the three and six months ended June 30, 2005 and 2004 by portfolio were:

	THREE MONTHS ENDED JUNE 30		SIX MONTHS ENDED JUNE 30
	2005	2004	2005	2004
P&C	$13.6	$81.7	$46.7	$120.6
Corporate	0.2	3.2	0.6	7.1

Total Pretax Net Realized Investment Gains	$13.8	$84.9	$47.3	$127.7

Pretax net realized investment gains and losses for the three and six months ended June 30, 2005 and 2004 by component were:

	THREE MONTHS ENDED JUNE 30		SIX MONTHS ENDED JUNE 30
	2005	2004	2005	2004
Net Gains on Securities Transactions	$14.5	$86.0	$49.5	$133.5
Impairments on Fixed Maturities	—	(1.0)	(1.5)	(5.5)
Impairments on Marketable Equity Securities	(0.9)	—	(0.9)	(0.1)
Other, Net	0.2	(0.1)	0.2	(0.2)

Total Pretax Net Realized Investment Gains	$13.8	$84.9	$47.3	$127.7

Net Gains on Securities Transactions – The decrease in net gains on securities transactions in the second quarter and first six months of 2005, compared with the same period of 2004 was due to sales of marketable equity securities in 2004. Strong performance in our equity holdings increased the weight of the marketable equity securities within our portfolio and we sold marketable equity securities to reduce our holdings to our target of 10% of the total investment portfolio. The sale of marketable equity securities resulted in net realized investment gains of $76.3 in the second quarter of 2004.

Impairments – We closely monitor every investment that has declined in fair value to below our amortized cost. If we determine that the decline is other-than-temporary, we write down the security to its fair value and record the charge as an impairment loss in Net Realized Investment Gains in the Consolidated Statements of Income in the period that we make that determination.

In our impairment determination process, we consider the financial condition and future prospects of the issuer as well as our intent and ability to hold investments with declines in value long enough for them to recover in value. However, our intent to hold the investment could change if we observe further credit deterioration in the issuer.

Pretax investment impairments for the three and six months ended June 30, 2005 and 2004 by portfolio were:

	THREE MONTHS ENDED JUNE 30		SIX MONTHS ENDED JUNE 30
	2005	2004	2005	2004
P&C	$0.9	$1.0	$1.9	$5.6
Corporate	—	—	0.5	—

Total Pretax Investment Impairments	$0.9	$1.0	$2.4	$5.6

For the three months ended June 30, 2005, the fair value of fixed maturities and marketable equity securities that we sold at a loss was $20.8, compared with $110.3 in the same period last year. For the six months ended June 30, 2005, the fair value of fixed maturities and marketable equity securities that we sold at a loss was $90.3, compared with $172.7 in the same period last year. Our total net realized investment loss on these sales for the three months ended June 30, 2005 was $2.8, compared with $1.5 in the same period last year. Our total net realized investment loss on these sales for the six months ended June 30, 2005 was $4.4, compared with $14.4 for the same period in 2004.

We continually monitor our investment portfolio and markets for opportunities to:

•	Improve credit quality

•	Reduce our exposure to companies and industries with credit problems

•	Manage call risk

Investment Portfolio

This table summarizes our investment portfolio at June 30, 2005 and December 31, 2004:

JUNE 30, 2005	COST OR AMORTIZED COST	CARRYING VALUE
P&C
Fixed Maturities – Taxable	$6,507.9	$6,663.8
Fixed Maturities – Non-taxable	2,206.7	2,380.4
CORPORATE
Fixed Maturities – Taxable	563.3	561.5

Total Fixed Maturities	9,277.9	9,605.7
Marketable Equity Securities	717.5	1,113.4
Other Invested Assets	8.8	8.8

Total Investment Portfolio	$10,004.2	$10,727.9

DECEMBER 31, 2004	COST OR AMORTIZED COST	CARRYING VALUE
P&C
Fixed Maturities – Taxable	$6,488.5	$6,674.4
Fixed Maturities – Non-taxable	2,058.4	2,209.5
CORPORATE
Fixed Maturities – Taxable	411.1	410.4

Total Fixed Maturities	8,958.0	9,294.3
Marketable Equity Securities	640.3	1,101.4
Other Invested Assets	8.5	8.5

Total Investment Portfolio	$9,606.8	$10,404.2

As of June 30, 2005, our fixed maturities, carried at $9,605.7 included:

•	Gross unrealized gains of $360.0

•	Gross unrealized losses of $32.2

As of June 30, 2005, our marketable equity securities, carried at $1,113.4 included:

•	Gross unrealized gains of $403.8

•	Gross unrealized losses of $7.9

As of December 31, 2004, our fixed maturities, carried at $9,294.3 included:

•	Gross unrealized gains of $358.1

•	Gross unrealized losses of $21.8

As of December 31, 2004, our marketable equity securities, carried at $1,101.4 included:

•	Gross unrealized gains of $463.3

•	Gross unrealized losses of $2.2

No one industry contributed more than 10% of the total gross unrealized losses.

We reviewed all our investments with unrealized losses as of June 30, 2005. Our evaluation determined that for all investments, other than those for which we recognized an impairment charge, their declines in fair value were temporary.

This table shows by maturity the total amount of gross unrealized losses on fixed maturities and marketable equity securities at June 30, 2005:

JUNE 30, 2005	COST OR AMORTIZED COST	FAIR VALUE	COST OR AMORTIZED COST IN EXCESS OF FAIR VALUE
Fixed Maturities:
One Year or Less	$292.4	$290.9	$(1.5)
Over One Year through Five Years	1,882.2	1,860.8	(21.4)
Over Five Years through Ten Years	342.7	339.8	(2.9)
Over Ten Years	96.7	95.9	(0.8)
Mortgage-Backed Securities	595.4	589.8	(5.6)

Total Fixed Maturities	3,209.4	3,177.2	(32.2)
Total Marketable Equity Securities	146.6	138.7	(7.9)

Total	$3,356.0	$3,315.9	$(40.1)

Unrealized losses on our fixed maturities that have been in a loss position for more than a year at June 30, 2005 were $11.5, compared with $2.6 at December 31, 2004, reflecting changes in interest rates. There were no unrealized losses on our marketable equity securities that have been in a loss position for more than a year at June 30, 2005 or December 31, 2004.

These unrealized losses were less than 1% of our total portfolio at June 30, 2005 and December 31, 2004.

We continue to monitor these securities as part of our overall portfolio evaluation. If we determine an unrealized loss to be other-than-temporary, we report an impairment loss. We report impairment losses in the same period that we make the determination.

DIVERSIFICATION

Our investment portfolio is well-diversified by issuer and industry type, with no single holding, except U.S. government fixed maturities, exceeding 1% of our consolidated investment portfolio.

These tables show our investment types and industries of our fixed maturities and marketable equity securities that exceed 3% of our portfolio at June 30, 2005 and December 31, 2004:

JUNE 30, 2005	CARRYING VALUE	PERCENT OF TOTAL
States and Political Subdivisions	$2,769.6	25.8%
U.S. Government and Agencies	1,247.5	11.6
Banks	1,121.7	10.5
Diversified Financial Services	478.3	4.5
Electric Utilities	451.0	4.2
Mortgage-Backed Securities	1,287.3	12.0
Other	3,363.7	31.3

Total Fixed Maturities and Marketable Equity Securities	10,719.1	99.9
Other Invested Assets	8.8	0.1

Total Investment Portfolio	$10,727.9	100.0%

DECEMBER 31, 2004	CARRYING VALUE	PERCENT OF TOTAL
States and Political Subdivisions	$2,547.7	24.5%
U.S. Government and Agencies	1,160.3	11.2
Banks	1,053.1	10.1
Diversified Financial Services	483.3	4.6
Electric Utilities	451.7	4.3
Mortgage-Backed Securities	1,283.1	12.3
Other	3,416.5	32.9

Total Fixed Maturities and Marketable Equity Securities	10,395.7	99.9
Other Invested Assets	8.5	0.1

Total Investment Portfolio	$10,404.2	100.0%

The quality ratings of our fixed maturities portfolio were:

RATING	PERCENT AT JUNE 30 2005	PERCENT AT DECEMBER 31 2004
AAA	44.4%	43.0%
AA	11.2	11.0
A	28.9	29.4
BBB	13.3	13.8
BB and lower	1.3	1.8
Not Rated	0.9	1.0

Total	100.0%	100.0%

BELOW INVESTMENT GRADE AND OTHER SECURITIES

A security is considered below investment grade if it has a rating below BBB. Our consolidated investment portfolio included below investment grade fixed maturities with a fair value of:

•	$122.8 at June 30, 2005

•	$166.2 at December 31, 2004

At June 30, 2005, these securities represented 1.3% of our total fixed maturities at fair value. At December 31, 2004, these securities represented 1.8% of our total fixed maturities at fair value. The related amortized cost of the below investment grade fixed maturities at June 30, 2005 was $117.8, compared with $155.4 at December 31, 2004.

As of June 30, 2005, our below investment grade securities included:

•	Gross unrealized gains of $5.8

•	Gross unrealized losses of $0.8

As of December 31, 2004, our below investment grade securities had gross unrealized gains of $10.8 and no gross unrealized losses.

At June 30, 2005, our investment portfolio also included:

•	$126.5 of non-publicly traded fixed maturities and marketable equity securities – representing 1.2% of our total portfolio

•	$85.4 of not-rated fixed maturities – securities not rated by a national rating service – representing 0.8% of our total portfolio

At December 31, 2004, our investment portfolio included:

•	$122.8 of non-publicly traded fixed maturities and marketable equity securities – representing 1.2% of our total portfolio

•	$89.1 of not-rated fixed maturities – representing 0.9% of our total portfolio

MORTGAGE-BACKED SECURITIES

This table summarizes our holdings of mortgage-backed securities at June 30, 2005.

JUNE 30, 2005	COST OR AMORTIZED COST	CARRYING VALUE
		AMOUNT	PERCENT
RESIDENTIAL
Planned and Targeted Amortization Class and Sequential Pay CMOs	$679.3	$678.9	52.7%
Subordinates	52.3	53.5	4.2
Accrual Coupon (Z-Tranche) CMOs	10.5	11.1	0.9
Residential Mortgage-Backed Pass-Throughs (Non-CMOs)	8.8	8.9	0.7

Total Residential	750.9	752.4	58.5
SECURITIZED COMMERCIAL REAL ESTATE
CMBS Seniors	307.9	314.6	24.4
CMBS Subordinates	93.2	98.9	7.7
Government/Agency-Backed	48.2	50.5	3.9

Total Securitized Commercial Real Estate	449.3	464.0	36.0
Asset-Backed Seniors and Subordinates	70.6	70.9	5.5

Total	$1,270.8	$1,287.3	100.0%

Here are the quality ratings of our mortgage-backed securities portfolio.

RATING	PERCENT AT JUNE 30, 2005
Government/Agency-Backed	37.7%
AAA	50.4
AA	5.3
A	3.0
BBB	3.6
BB or lower	—

Total	100.0%

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to market risk arising from changes in interest rates and the market values of our investments. Our exposure to these market risks relates primarily to our investment portfolio and our long-term debt. In addition to market risk, we are exposed to other risks, including credit risk related to our investments and underlying insurance risk related to our core businesses.

Additional information relating to quantitative and qualitative market risks is set forth in Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Investment Results” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Investment Portfolio.”

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

Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d) of the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated our internal control over financial reporting to determine whether any changes occurred during the quarter covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, management has determined that there has been no such change during the second quarter.

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

The Roman Catholic Archdiocese of Portland has filed for bankruptcy protection, listing insurance policies allegedly issued by Safeco Insurance entities as assets in such bankruptcy, and has filed a lawsuit alleging that Safeco entities wrongfully denied coverage for claims alleging sexual misconduct by clergy and misconduct by the Archdiocese. Safeco denies that any insurance coverage is owed the Portland Archdiocese and will vigorously defend itself in the lawsuit against it.

On July 19, 2005, Safeco received a letter from counsel to one of our shareholders asserting that Safeco’s directors and certain former officers breached their duty of care and loyalty in approving an agreement for the sale of Talbot Financial Corporation in July 2004. The asserted breach relates to certain contingent payments to three former officers of Talbot Financial Corporation to be paid by the purchaser. The letter: (a) demands that Safeco commence an action against the directors who approved the transaction and against the former officers to recover the amount of the contingent payments, alleged to be between $44.4-$49.4, and (b) threatens to pursue a derivative action in the name of Safeco if we fail to remedy the damages alleged by the shareholder. Safeco’s board of directors has formed a special committee of directors who were not involved in approving the sale of Talbot Financial Corporation to review this matter.

We do not believe that any such litigation will materially and adversely affect our financial condition, operating results or liquidity.

Our property and casualty insurance subsidiaries are parties to a number of lawsuits for liability coverages related to environmental claims. Estimation of reserves for environmental claims is difficult. However, we do not expect these lawsuits to materially affect our financial condition.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Information regarding the April 2005 settlement of an Accelerated Stock Buyback program commenced on August 2, 2004 is included in Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Liquidity.”

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Safeco’s Annual Meeting of Shareholders was held May 4, 2005. Safeco shareholders elected four nominees to the Board of Directors. The terms of all nominees elected will expire in 2008. The results of the voting were as follows:

	FOR	WITHHELD
Joseph W. Brown	109,521,598	5,802,130
Phyllis J. Campbell	108,335,676	6,988,052
Kerry Killinger	114,287,898	1,035,830
Gary Locke	114,134,989	1,188,739

There were no abstentions or broker non-votes with respect to the election of directors.

At the annual meeting, shareholders ratified the appointment of Ernst & Young LLP as our independent registered public accounting firm. The vote was 113,301,495 for the ratification, 1,322,106 against the ratification, and there were 700,127 abstentions and no broker non-votes.

Shareholders approved a program to qualify executive compensation for tax deductibility at the annual meeting. The vote was 111,141,619 for the proposal, 3,266,717 against the proposal, 915,392 abstentions and no broker non-votes.

Shareholders also approved the Safeco Long-Term Incentive Plan of 1997, as amended and restated February 2, 2005. The vote was 93,850,425 for the proposal, 8,390,753 against the proposal, 1,021,119 abstentions and 12,061,431 broker non-votes.

ITEM 6 –EXHIBITS

10.1	Safeco Performance Incentive Compensation Plan, included as Appendix A to Safeco’s Definitive Proxy Statement filed March 24, 2005, (File No. 1-6563), is incorporated herein by this reference.

10.2	Safeco Long-Term Incentive Plan of 1997, as Amended and Restated February 2, 2005, included as Appendix B to Safeco’s Definitive Proxy Statement filed March 24, 2005, (File No. 1-6563), is incorporated herein by this reference.

10.3	Terms of Stock Award Program for Non-Employee Directors Under the Safeco Long-Term Incentive Plan of 1997.

10.4	Form of Restricted Stock Rights Award Agreement Issued pursuant to the Stock Award Program for Non-Employee Directors under the Safeco Long-Term Incentive Plan of 1997.

10.5	Stock Purchase Agreement between Safeco and James W. Ruddy, dated June 16, 2005.

31.1	Certification of Chief Executive Officer of Safeco Corporation, dated August 4, 2005, in accordance with Securities Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer of Safeco Corporation, dated August 4, 2005, in accordance with Securities Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer of Safeco Corporation, dated August 4, 2005, in accordance with 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of Safeco Corporation, dated August 4, 2005, in accordance with 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Safeco Corporation and Subsidiaries

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 4, 2005.

Safeco Corporation
Registrant

/s/ Charles F. Horne, Jr.
Charles F. Horne, Jr.
Sr. Vice President and Controller