Form 10-Q
period 2005-09-30
SAFECO CORP
filed 2005-11-04
CIK 86104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):  Yes  ☐.    No  ☒.

123,537,417 shares of common stock of Safeco Corporation, no par value, were outstanding at October 31, 2005.

Safeco Corporation and Subsidiaries

Safeco Corporation and Subsidiaries

Consolidated Statements of Income (Loss)

	THREE MONTHS ENDED SEPTEMBER 30		NINE MONTHS ENDED SEPTEMBER 30
	2005	2004	2005	2004
(In Millions, except per share amounts)	(Unaudited)		(Unaudited)
REVENUES
Net Earned Premiums	$1,460.2	$1,400.7	$4,345.5	$4,092.6
Net Investment Income	121.4	115.5	359.9	349.6
Net Realized Investment Gains	3.9	50.5	51.2	178.2
Other Revenues	0.1	0.2	0.2	0.6

Total Revenues	1,585.6	1,566.9	4,756.8	4,621.0

EXPENSES
Losses and Loss Adjustment Expenses	1,012.1	1,029.9	2,760.3	2,632.2
Amortization of Deferred Policy Acquisition Costs	244.5	232.5	727.7	681.9
Other Underwriting and Operating Expenses	164.7	162.8	487.8	475.7
Interest Expense	22.7	25.3	66.1	87.3
Loss on Debt Repurchases	4.0	121.0	4.0	121.0
Restructuring Charges	1.5	—	2.5	1.4

Total Expenses	1,449.5	1,571.5	4,048.4	3,999.5

Income (Loss) from Continuing Operations before Income Taxes	136.1	(4.6)	708.4	621.5
Provision (Benefit) for Income Taxes	35.0	(10.5)	208.0	181.1

Income from Continuing Operations	101.1	5.9	500.4	440.4
Results from Discontinued Operations (Net of Taxes of ($52.3) and ($39.1) in 2004)	—	(107.0)	—	(57.8)

Net Income (Loss)	$101.1	$(101.1)	$500.4	$382.6

INCOME (LOSS) PER SHARE OF COMMON STOCK – DILUTED
Income from Continuing Operations	$0.80	$0.04	$3.91	$3.20
Results from Discontinued Operations, Net of Taxes	—	(0.80)	—	(0.42)

Net Income (Loss) Per Share of Common Stock - Diluted	$0.80	$(0.76)	$3.91	$2.78

INCOME (LOSS) PER SHARE OF COMMON STOCK – BASIC
Income from Continuing Operations	$0.81	$0.04	$3.95	$3.23
Results from Discontinued Operations, Net of Taxes	—	(0.81)	—	(0.43)

Net Income (Loss) Per Share of Common Stock - Basic	$0.81	$(0.77)	$3.95	$2.80

Dividends Declared per Share	$0.25	$0.22	$0.72	$0.59

Average Number of Shares Outstanding During the Period:
Diluted	126.6	132.5	127.9	137.5
Basic	125.5	131.5	126.7	136.5

See Condensed Notes to Consolidated Financial Statements.

Safeco Corporation and Subsidiaries

Consolidated Balance Sheets

	SEPTEMBER 30 2005	DECEMBER 31 2004
(In Millions)	(Unaudited)
ASSETS
Investments
Available-for-Sale Securities:
Fixed Maturities, at Fair Value (Cost or amortized cost: $9,188.0; $8,958.0)	$9,377.5	$9,294.3
Marketable Equity Securities, at Fair Value (Cost: $731.5; $640.3)	1,126.7	1,101.4
Other Invested Assets	9.6	8.5

Total Investments	10,513.8	10,404.2
Cash and Cash Equivalents	343.3	251.9
Accrued Investment Income	117.0	129.7
Premiums and Service Fees Receivable	1,141.8	1,147.6
Deferred Policy Acquisition Costs	393.7	382.2
Reinsurance Recoverables	411.5	355.4
Land, Buildings and Equipment for Company Use (At cost less accumulated depreciation: $344.2; $312.9)	358.6	380.9
Current Income Taxes Recoverable	124.2	54.7
Net Deferred Income Tax Assets	269.5	292.6
Other Assets	209.6	256.1
Securities Lending Collateral	769.8	931.9

Total Assets	$14,652.8	$14,587.2

LIABILITIES AND SHAREHOLDERS’ EQUITY
Loss and Loss Adjustment Expense Reserves	$5,383.3	$5,209.3
Unearned Premiums	2,219.9	2,151.0
Debt	1,307.0	1,332.9
Other Liabilities	965.2	1,041.2
Securities Lending Payable	769.8	931.9

Total Liabilities	10,645.2	10,666.3

Commitments and Contingencies	—	—
Preferred Stock, No Par Value
Shares Authorized: 10.0
Shares Issued and Outstanding: None	—	—
Common Stock, No Par Value
Shares Authorized: 300.0
Shares Reserved for Stock Awards: 7.6; 9.1
Shares Issued and Outstanding: 124.0; 127.0	453.7	641.8
Retained Earnings	3,173.1	2,763.8
Accumulated Other Comprehensive Income, Net of Taxes	380.8	515.3

Total Shareholders’ Equity	4,007.6	3,920.9

Total Liabilities and Shareholders’ Equity	$14,652.8	$14,587.2

See Condensed Notes to Consolidated Financial Statements.

Safeco Corporation and Subsidiaries

Consolidated Statements of Cash Flows

NINE MONTHS ENDED SEPTEMBER 30	2005	2004
(In Millions)	(Unaudited)
OPERATING ACTIVITIES
Insurance Premiums Received	$4,405.3	$4,186.3
Dividends and Interest Received	410.3	405.9
Insurance Claims Paid	(2,622.9)	(2,441.4)
Underwriting, Acquisition, Insurance and Other Operating Costs Paid	(1,175.6)	(1,190.8)
Interest Paid	(85.6)	(123.5)
Income Taxes Paid	(191.0)	(103.2)

Net Cash Provided by Operating Activities	740.5	733.3

INVESTING ACTIVITIES
Purchases of:
Fixed Maturities Available-for-Sale	(1,706.9)	(2,281.0)
Marketable Equity Securities Available-for-Sale	(280.0)	(390.3)
Maturities and Calls of Fixed Maturities Available-for-Sale	735.6	710.7
Sales of:
Fixed Maturities Available-for-Sale	695.5	479.4
Marketable Equity Securities Available-for-Sale	240.7	643.1
Proceeds from Sales of Subsidiaries	—	1,510.0
Other, Net	(14.8)	0.8

Net Cash Provided by (Used in) Investing Activities	(329.9)	672.7

FINANCING ACTIVITIES
Repurchase of Notes	(29.8)	(735.2)
Dividends Paid to Shareholders	(87.8)	(77.1)
Accelerated Stock Repurchase/Buyback	(166.4)	(625.0)
Common Stock Reacquired	(64.7)	(38.0)
Stock Options Exercised	29.5	77.9

Net Cash Used in Financing Activities	(319.2)	(1,397.4)

Net Increase in Cash and Cash Equivalents	91.4	8.6
Cash and Cash Equivalents at Beginning of Period	251.9	319.0

Cash and Cash Equivalents at End of Period	$343.3	$327.6

See Condensed Notes to Consolidated Financial Statements.

Safeco Corporation and Subsidiaries

Consolidated Statements of Cash Flows –

Reconciliation of Net Income to Net Cash Provided by Operating Activities

NINE MONTHS ENDED SEPTEMBER 30	2005	2004
(In Millions)	(Unaudited)
Net Income	$500.4	$382.6

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Results from Discontinued Operations, Net of Taxes	—	(73.2)
Loss on Sale of Discontinued Operations, Net of Taxes	—	131.0
Net Realized Investment Gains	(51.2)	(178.2)
Amortization of Fixed Maturities	36.7	33.9
Amortization and Depreciation	37.9	44.2
Deferred Income Tax Provision	91.0	53.0
Other, Net	16.6	11.4
Changes in:
Accrued Investment Income	12.7	4.5
Premiums and Service Fees Receivable	5.8	(112.1)
Current Income Taxes Recoverable	(69.5)	69.9
Deferred Policy Acquisition Costs	(11.5)	(34.8)
Loss and Loss Adjustment Expense Reserves	174.0	215.3
Unearned Premiums	68.9	180.6
Other Assets and Liabilities	(71.3)	5.2

Total Adjustments	240.1	350.7

Net Cash Provided by Operating Activities	$740.5	$733.3

There were no significant non-cash financing or investing activities for the nine months ended September 30, 2005 or 2004.

See Condensed Notes to Consolidated Financial Statements.

Safeco Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity

(In Millions, except share amounts)

NINE MONTHS ENDED SEPTEMBER 30	2005	2004
	(Unaudited)
COMMON STOCK
Balance at Beginning of Period	$641.8	$1,197.3
Shares Issued for Options and Rights (including taxes of $3.7; $7.0)	33.2	84.9
Stock Compensation	9.8	11.4
Accelerated Share Repurchase	(150.3)	—
Accelerated Stock Buyback (Settlement in 2005)	(16.1)	(625.0)
Shares Reacquired	(64.7)	(38.0)

Balance at End of Period	453.7	630.6

RETAINED EARNINGS
Balance at Beginning of Period	2,763.8	2,308.7
Net Income	500.4	382.6
Dividends Declared	(91.1)	(79.4)

Balance at End of Period	3,173.1	2,611.9

ACCUMULATED OTHER COMPREHENSIVE INCOME, NET OF TAXES
Balance at Beginning of Period	515.3	1,517.3
Other Comprehensive Loss	(134.5)	(1,035.6)

Balance at End of Period	380.8	481.7

Shareholders’ Equity	$4,007.6	$3,724.2

NINE MONTHS ENDED SEPTEMBER 30	2005	2004
	(Unaudited)
COMMON SHARES OUTSTANDING
Number of Shares Outstanding at Beginning of Period	126,958,493	138,604,840
Shares Issued for Stock Options and Rights	1,045,225	2,300,396
Accelerated Share Repurchase	(2,752,300)	—
Accelerated Stock Buyback	—	(13,247,863)
Shares Reacquired	(1,218,340)	(885,000)

Number of Shares Outstanding at End of Period	124,033,078	126,772,373

See Condensed Notes to Consolidated Financial Statements.

Safeco Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

	THREE MONTHS ENDED SEPTEMBER 30		NINE MONTHS ENDED SEPTEMBER 30
(In Millions)	2005	2004	2005	2004
	(Unaudited)		(Unaudited)
Net Income (Loss)	$101.1	$(101.1)	$500.4	$382.6

Other Comprehensive Loss, Net of Taxes:
Change in Unrealized Gains on Available-for-Sale Securities	(87.6)	104.6	(104.2)	6.2
Reclassification Adjustment for Net Realized Investment Gains Included in Income from Continuing Operations	(5.9)	(32.8)	(37.1)	(115.8)
Foreign Currency Translation Adjustments	7.0	1.6	6.8	(2.4)
Change in Discontinued Operations	—	(694.7)	—	(923.6)

Other Comprehensive Loss	(86.5)	(621.3)	(134.5)	(1,035.6)

Comprehensive Income (Loss)	$14.6	$(722.4)	$365.9	$(653.0)

See Condensed Notes to Consolidated Financial Statements.

Safeco Corporation and Subsidiaries

Condensed Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in millions except per share data, unless noted otherwise)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Safeco Corporation is a Washington State corporation operating across the United States. We sell property and casualty insurance. We generated virtually all of our revenues from continuing operations for the periods presented in this report from these activities.

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

Basis of Consolidation and Reporting and Use of Estimates

We have prepared the unaudited Consolidated Financial Statements in conformity with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q. Certain financial information, which is required in the annual financial statements prepared in conformity with GAAP, may not be required for interim financial reporting purposes and has been condensed or omitted. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation of results for the interim periods have been included. Results for the nine-month period ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

These unaudited Consolidated Financial Statements and Condensed Notes to the Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes to the Consolidated Financial Statements included in our 2004 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

Earnings per Share

We calculate basic earnings per share by dividing net income (loss) by the weighted-average number of common shares outstanding during the quarter. Diluted earnings per share include the additional common shares assumed issued under the treasury stock method – this reflects the potential dilution that could occur if options were exercised and restricted stock rights were vested.

We present the computation of net income (loss) per share below, based upon weighted-average and diluted common shares outstanding:

	THREE MONTHS ENDED SEPTEMBER 30		NINE MONTHS ENDED SEPTEMBER 30
(In Millions, except per share amounts)	2005	2004	2005	2004
Net Income (Loss)	$101.1	$(101.1)	$500.4	$382.6
Average Number of Common Shares Outstanding	125.5	131.5	126.7	136.5

Basic Net Income (Loss) Per Share	$0.81	$(0.77)	$3.95	$2.80
Net Income (Loss)	$101.1	$(101.1)	$500.4	$382.6
Average Number of Common Shares Outstanding	125.5	131.5	126.7	136.5
Additional Common Shares Assumed Issued Under Treasury Stock Method	1.1	1.0	1.2	1.0

Average Number of Common Shares Outstanding - Diluted	126.6	132.5	127.9	137.5

Diluted Net Income (Loss) Per Share	$0.80	$(0.76)	$3.91	$2.78

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

In December 2002, the FASB issued SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” amending SFAS 123, to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation under SFAS 123. Effective January 1, 2003, we adopted the fair value method for accounting for stock options as defined in SFAS 123, using the prospective basis transition method. Under this method, we have recognized expense for awards granted, modified or settled after January 1, 2003. Stock-based compensation expense was $7.5 ($4.9 after tax) for the three months ended September 30, 2005 and $21.7 ($14.4 after tax) for the nine months ended September 30, 2005. Stock-based compensation expense was $7.6 ($5.5 after tax) for the three months ended September 30, 2004 and $17.9 ($12.8 after tax) for the nine months ended September 30, 2004.

The following table illustrates, on a pro forma basis, the effect on our net income (loss) and net income (loss) per share as if we applied the fair value method to all outstanding and unvested awards in each period:

	THREE MONTHS ENDED SEPTEMBER 30		NINE MONTHS ENDED SEPTEMBER 30
(In Millions, except per share amounts)	2005	2004	2005	2004
Net Income (Loss), as reported	$101.1	$(101.1)	$500.4	$382.6
Add Back: After-Tax Stock-based Compensation Expense Included in Reported Net Income (Loss)	4.9	5.5	14.4	12.8
Deduct: Pro Forma Stock-based Compensation Expense*	(5.6)	(6.6)	(15.4)	(16.0)

Pro Forma Net Income (Loss)	$100.4	$(102.2)	$499.4	$379.4

Net Income (Loss) Per Share
Basic – as Reported	$0.81	$(0.77)	$3.95	$2.80
Diluted – as Reported	$0.80	$(0.76)	$3.91	$2.78
Basic – Pro Forma	$0.80	$(0.78)	$3.94	$2.78
Diluted – Pro Forma	$0.79	$(0.77)	$3.90	$2.76

*	Determined under fair value based method for all awards, net of related tax effects.

Common Stock

When we repurchase any of our common shares, we reduce our capital stock and retained earnings to reflect the repurchase on our Consolidated Balance Sheets. In accordance with the Washington Business Corporation Act, we do not show treasury stock as a separate reduction to Shareholders’ Equity on our Consolidated Balance Sheets.

During the third quarter of 2005, we repurchased 3,959,978 shares, or 3.1%, of our outstanding common stock at a total cost of $214.4 under stock buyback programs as described below.

On July 25, 2005, we repurchased 2,752,300 shares, or 2.2%, of our outstanding common stock through an accelerated share repurchase program. We purchased the shares from a dealer at a price of $54.50 per share, for a total cost of $150.3, including transaction costs. Through the repurchase program we returned excess capital to shareholders and immediately reduced the number of our common shares outstanding. The dealer obtained the shares that we repurchased by borrowing them in the open market, and then purchased shares in the market over time to repay the borrowed shares. We completed the repurchase program in November 2005, receiving a price adjustment of $4.4 based on the average price of shares repurchased. The price adjustment will be reported as an increase to Shareholders’ Equity on our Consolidated Balance Sheet as of December 31, 2005.

During the third quarter of 2005, we also executed a Rule 10b5-1 trading plan to purchase up to an additional $100.0 of our outstanding common stock. This plan allows us to repurchase our shares during periods when we would normally not be active in the market because of our own internal trading windows. Under this program, during the third quarter of 2005, we repurchased 1,207,678 shares at an average price of $53.06 per share for a total cost of $64.1. During the fourth quarter of 2005, we repurchased an additional 548,600 shares at an average price of $53.28 per share for a total cost of $29.2. This completed our Rule 10b5-1 trading plan on November 1, 2005, under which we repurchased a total of 1,756,278 shares at an average price of $53.13 for a total cost of $93.3.

On August 2, 2004, using our proceeds from the sale of L&I, we repurchased 13,247,863 shares, or 9.5% of our then outstanding common stock, under an accelerated stock buyback program. We purchased the shares from a dealer at a price of $46.80 per share, for a total cost of $625.0, including transaction costs. The effect of the repurchase program was to return excess capital from the L&I sale to our shareholders, and it immediately reduced the number of our common shares outstanding. The dealer obtained the shares that we repurchased by borrowing them in the open market, and the dealer purchased shares in the market over a nine month period, to repay the borrowed shares. The program included $200.0 that was subject to a collar, a contract that sets a minimum and maximum price for us for the shares repurchased under the collar. We completed the program in April 2005, paying a price adjustment of $16.1 to the dealer based on the volume weighted average price of our common stock during the period of the repurchases. We reported this price adjustment as a reduction to Shareholders’ Equity on our Consolidated Balance Sheet as of June 30, 2005.

On July 25, 2005, we paid a quarterly dividend of $0.25 per share. This was a 13.6% increase per share over the previous quarterly dividend of $0.22 per share.

Employee Benefit Plans

401(k)/Profit Sharing Retirement Plan – The Safeco 401(k)/Profit Sharing Retirement Plan is a defined contribution plan. In a defined contribution plan, the benefits a participant could receive from the plan result from regular contributions by the participant and the company. Our plan includes a minimum company contribution of 3% of each eligible participant’s compensation and a matching contribution of 66.6% of a participant’s contributions up to 6% of eligible compensation.

An additional profit-sharing amount may also be contributed when Safeco meets certain criteria defined in the plan. We have recorded $12.1 for the nine months ended September 30, 2005.

Cash Balance Plan – The Safeco Cash Balance Plan (CBP) is a noncontributory defined benefit plan that provides benefits for each year of service by an employee after 1988. The CBP specifies the benefit amount each participant will receive based on eligible compensation plus a stipulated rate of return on the benefit balance. We make contributions to the CBP that are deductible for federal income tax purposes and that at least meet the minimum funding requirements set by the Employee Retirement Income Security Act (ERISA). In 2004, we contributed $39.9, which was in excess of the minimum funding requirement for 2004, which resulted in a prepaid asset of $22.4 at December 31, 2004. Consequently, we do not expect to make a contribution to the CBP in 2005.

Other Postretirement Benefits – We also provide certain healthcare and life insurance benefits, which we refer to as Other Postretirement Benefits (OPRB), for certain retired employees, their beneficiaries and eligible dependents. We do not fund this program. We contributed $1.3 in the third quarter of 2005 and $3.9 in the first nine months of 2005 and expect to contribute a total of $5.3 to the OPRB program in 2005.

We amended our OPRB program in 2003. The amendments resulted in negative prior service cost that is being amortized over the average service period of all active participants. The related amortization resulted in a pretax credit to OPRB expense of $2.3 for the three months ended September 30, 2005 and $7.1 for the nine months ended September 30, 2005. The related amortization resulted in a pretax credit to OPRB expense of $1.7 for the three months ended September 30, 2004 and $7.2 for the nine months ended September 30, 2004.

The following tables summarize CBP and OPRB costs charged (credited) to Income (Loss) from Continuing Operations for the three and nine months ended September 30, 2005 and 2004:

	CBP		OPRB
THREE MONTHS ENDED SEPTEMBER 30	2005	2004	2005	2004
Service Cost	$2.9	$2.7	$—	$0.2
Interest Cost	1.9	2.0	1.0	0.9
Expected Return on Plan Assets	(2.7)	(2.1)	—	—
Amortization of Prior Service Cost and Unrecognized Net Actuarial (Gain) Loss	0.1	0.1	(2.3)	(1.7)

Total	$2.2	$2.7	$(1.3)	$(0.6)

	CBP		OPRB
NINE MONTHS ENDED SEPTEMBER 30	2005	2004	2005	2004
Service Cost	$8.9	$8.3	$0.1	$0.5
Interest Cost	5.6	6.0	2.9	3.2
Expected Return on Plan Assets	(8.3)	(6.5)	—	—
Amortization of Prior Service Cost and Unrecognized Net Actuarial (Gain) Loss	0.4	0.2	(7.1)	(7.2)

Total	$6.6	$8.0	$(4.1)	$(3.5)

Income Taxes

Our provision for income taxes included a tax benefit of $10.6 for the nine months ended September 30, 2005, stemming primarily from the favorable resolution of a state tax-related issue. We also realized a $10.3 federal tax benefit for the nine months ended September 30, 2004.

Reinsurance

Our reinsurance recoverable balance at September 30, 2005 was $411.5, compared with $355.4 at December 31, 2004. The increase in our reinsurance recoverable is a result of estimated reinsurance recoveries related to Hurricane Katrina losses.

New Accounting Standards

New accounting pronouncements that we have recently adopted or will adopt in the near future are as follows:

SFAS 123(R), “Share-Based Payment” – As previously discussed, we recognize stock-based compensation expense in accordance with SFAS 123, as amended by SFAS 148. In December 2004, the FASB issued SFAS 123(R), “Share-Based Payment,” a revision of SFAS 123.

SFAS 123(R) requires all share-based compensation awards granted, modified or settled after December 15, 1994 to be accounted for using the fair value method of accounting. Under the modified prospective application, compensation cost is recognized for the outstanding, nonvested awards based on the grant-date fair value of those awards as calculated under SFAS 123. On April 14, 2005, the Securities and Exchange Commission announced that it would provide for a phased-in implementation process, requiring registrants that are not small business issuers to adopt SFAS 123(R) no later than the commencement of the first fiscal year beginning after June 15, 2005. We will adopt SFAS 123(R) on January 1, 2006. We do not expect our adoption of the statement to have a material impact on our financial condition or results of operations.

FASB Staff Position (FSP) 03-1-1, Effective Date of Paragraphs 10-20 of Emerging Issues Task Force (EITF) 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” – In September 2004, the FASB issued FSP 03-1-1, delaying the effective date for applying paragraphs 10-20 of EITF 03-1. Paragraphs 10-20 provide guidance for evaluating whether impairments of debt and equity holdings are “other-than-temporary” and require immediate recognition of such impairments in earnings. At its June 29, 2005 meeting, the FASB decided not to provide additional guidance on the meaning of other-than-temporary impairment and directed the staff to issue proposed FSP EITF 03-1a, “Implementation Guidance for the Application of Paragraph 16 of EITF 03-1,” as final. Paragraph 16 applies to the other-than-temporary evaluation for certain debt securities. We do not anticipate that our adoption of EITF 03-1a will have a material impact on our financial condition or results of operations. The FASB is expected to issue an FSP to replace the guidance in paragraphs 10-18 of EITF 03-1. We have previously adopted the disclosure requirements of EITF 03-1, which were unchanged by FSP 03-1-1 and were effective for fiscal periods ending after December 15, 2003.

EITF 04-10, “Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds” – This guidance creates stricter standards for aggregating operating segments that do not meet the quantitative thresholds provided within SFAS 131, “Disclosures About Segments of an Enterprise and Related Information.” The guidance is effective for fiscal years ending after September 15, 2005. We do not anticipate that adoption of this guidance will impact the presentation of our reportable segments.

NOTE 2 – RESTRUCTURING CHARGES

2004/2005 RESTRUCTURING

Following the sale of L&I, we identified expense reductions that enable us to operate more efficiently. Charges have been recognized and accrued as a restructuring charge and allocated to our reportable segments in accordance with SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities.” Other costs that do not meet the criteria for accrual are expensed as restructuring charges when we incur them.

Costs incurred in 2004 and in the three and nine months ended September 30, 2005 and total estimated costs we expect to incur associated with the restructuring are as follows:

		COSTS INCURRED TO DATE
	TOTAL EXPECTED COSTS	2004	THREE MONTHS ENDED SEPTEMBER 30, 2005	NINE MONTHS ENDED SEPTEMBER 30, 2005
Employee Termination Benefits	$5.3	$0.4	$0.1	$0.4
Lease Termination Costs and Other Costs	9.6	3.6	1.4	2.1

Total	$14.9	$4.0	$1.5	$2.5

These costs are allocated to reportable segments as follows:

		COSTS INCURRED TO DATE
	TOTAL EXPECTED COSTS	2004	THREE MONTHS ENDED SEPTEMBER 30, 2005	NINE MONTHS ENDED SEPTEMBER 30, 2005
Safeco Personal Insurance (SPI)
Auto	$7.1	$1.9	$0.7	$1.2
Property	2.5	0.7	0.2	0.4
Specialty	0.3	0.1	0.1	0.1

Total SPI	9.9	2.7	1.0	1.7

Safeco Business Insurance (SBI)
SBI Regular	3.3	0.9	0.3	0.5
SBI Special Accounts Facility	1.2	0.3	0.1	0.2

Total SBI	4.5	1.2	0.4	0.7

Surety	0.5	0.1	0.1	0.1

Total	$14.9	$4.0	$1.5	$2.5

Activity related to previously accrued restructuring charges as of September 30, 2005 was as follows:

	BALANCE AT DECEMBER 31, 2004	COSTS INCURRED	AMOUNTS PAID	BALANCE AT SEPTEMBER 30, 2005
Employee Termination Costs	$0.1	$0.4	$0.5	$—
Lease Terminations and Other Costs	—	2.1	2.1	—

Total	$0.1	$2.5	$2.6	$—

NOTE 3 – DEBT

The following table shows the total principal amount, interest rates and maturities of our debt. No debt was due within one year at September 30, 2005 or December 31, 2004.

	SEPTEMBER 30 2005	DECEMBER 31 2004
6.875% Notes Due 2007	$200.0	$200.0
4.200% Notes Due 2008	200.0	200.0
4.875% Notes Due 2010	300.0	300.0
7.250% Notes Due 2012	204.1	230.0
8.072% Debentures Due 2037	402.9	402.9

Total Debt	$1,307.0	$1,332.9

In August 2005, we repurchased $25.9 in principal amount of 7.25% senior notes for $29.8, including transaction costs. We reported a pretax loss on debt repurchase of $4.0 ($2.6 after tax) in the Consolidated Statements of Income (Loss).

On August 13, 2004 we repurchased $473.4 in principal amount of 8.072% capital securities for $562.7, and on September 1, 2004 we repurchased $145.0 in principal amount of 7.25% senior notes for $170.9. Including transaction costs, we reported a pretax loss on debt repurchases of $121.0 ($78.7 after tax) in the Consolidated Statements of Income (Loss).

As of September 30, 2005, we maintained a $300.0 bank credit facility expiring March 2010, upon which nothing was drawn.

NOTE 4 – DERIVATIVES

FAIR VALUE HEDGES

We use interest rate swaps to hedge the change in fair value of certain of the fixed-rate debt we have outstanding. At September 30, 2005 we had $404.1 of notional amounts outstanding relating to such hedges compared with $430.0 for the prior year. These derivatives have been designated as fair value hedges and, because they have been determined to be highly effective, changes in their fair value and the related portions of the debt that they hedge are recognized on a net basis in Net Realized Investment Gains in the Consolidated Statements of Income (Loss).

Differences between the changes in fair value of these derivatives and the hedged items represent hedge ineffectiveness. In the three and nine months ended September 30, 2005 and 2004, no amounts were recognized in earnings due to hedge ineffectiveness.

In conjunction with the August 2005 repurchase of some of the 7.25% senior notes outstanding, we unwound a portion of the interest rate swap totaling $25.9 of notional amount. We reported a pretax gain of $0.3 on the unwinding of this fair value hedge in Net Realized Investment Gains in the Consolidated Statements of Income (Loss).

In conjunction with the September 1, 2004 repurchase of the 7.25% senior notes, we unwound a portion of the interest rate swap totaling $145.0 of notional amount. We reported a pretax gain of $2.0 on the unwinding of this fair value hedge in Net Realized Investment Gains in the Consolidated Statements of Income (Loss).

NOTE 5 – COMPREHENSIVE INCOME

Comprehensive income is defined as all changes in shareholders’ equity, except those arising from transactions with shareholders. Comprehensive income includes net income (loss) and other comprehensive income (loss), which for us consists of changes in unrealized gains or losses on investment securities and changes in foreign currency translation gains or losses. In 2004, comprehensive income included similar items for Discontinued Operations prior to the sale of L&I, along with deferred policy acquisition costs valuation allowance.

The components of other comprehensive income or losses were as follows:

	2005			2004
NINE MONTHS ENDED SEPTEMBER 30	PRETAX	TAXES	AFTER TAX	PRETAX	TAXES	AFTER TAX
Change in Unrealized Gains on Investment Securities	$(160.5)	$56.3	$(104.2)	$9.6	$(3.4)	$6.2
Reclassification Adjustment for Net Realized Investment Gains Included in Income from Continuing Operations	(51.2)	14.1	(37.1)	(178.2)	62.4	(115.8)
Foreign Currency Translation Adjustments	10.5	(3.7)	6.8	(3.7)	1.3	(2.4)
Change in Discontinued Operations	—	—	—	(1,420.9)	497.3	(923.6)

Other Comprehensive Loss	$(201.2)	$66.7	$(134.5)	$(1,593.2)	$557.6	$(1,035.6)

NOTE 6 – SALE OF LONDON OPERATIONS

On July 25, 2005, we completed the sale of our London operations, eliminating any further liabilities associated with those operations. The London operations were sold for a nominal amount, resulting in an after-tax loss of $1.4. Safeco Corporation retained a liability on our Consolidated Balance Sheet in the amount of $6.9 to cover future cash calls. We retained no other liabilities or commitments.

NOTE 7 – SEGMENT INFORMATION

P&C

Our P&C Insurance operations are organized around our four businesses: Safeco Personal Insurance (SPI), Safeco Business Insurance (SBI), Surety and P&C Other. These businesses are a combination of reportable segments that have similar products and services and are managed separately, as described below.

SPI

SPI offers auto, homeowners and other property and specialty insurance products for individuals. The SPI operations are organized around three reportable segments – Auto, Property and Specialty.

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

The Specialty segment provides individuals with umbrella, recreational vehicle, motorcycle and boat owners insurance. These products serve to round-out our personal lines insurance product offerings for our customers’ insurance needs.

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

SBI Special Accounts Facility writes larger commercial accounts for our key agents and brokers who sell our core P&C products as well as our four commercial programs, which provide lender-placed property insurance, agents’ errors and omissions insurance (predominantly for our agents and brokers), property and liability insurance for mini-storage and warehouse properties, and professional and general liability insurance for non-profit social service organizations.

SURETY

We offer surety bonds for construction and commercial businesses.

P&C OTHER

P&C Other includes runoff of assumed reinsurance, London operations that we sold in July 2005, large-commercial business accounts in runoff, and specialty programs that we exited.

CORPORATE

In addition to the activities of these operating segments, certain transactions such as interest expense we pay on our debt, debt repurchases, intercompany eliminations and miscellaneous corporate investment and other activities are reported in the Corporate segment and not allocated to individual operating segments.

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

The following tables present selected financial information by segment and reconcile segment revenues, underwriting and operating results to amounts reported in the Consolidated Statements of Income (Loss).

REVENUES

	THREE MONTHS ENDED SEPTEMBER 30		NINE MONTHS ENDED SEPTEMBER 30
	2005	2004	2005	2004
NET EARNED PREMIUMS
Safeco Personal Insurance (SPI)
Auto	$715.0	$670.4	$2,119.1	$1,934.0
Property	226.5	232.1	682.0	687.8
Specialty	25.3	23.4	72.5	66.7

Total SPI	966.8	925.9	2,873.6	2,688.5

Safeco Business Insurance (SBI)
SBI Regular	321.3	307.0	954.2	908.9
SBI Special Accounts Facility	105.2	110.5	320.1	335.2

Total SBI	426.5	417.5	1,274.3	1,244.1

Surety	67.0	53.7	189.8	146.7
P&C Other	(0.1)	3.6	7.8	13.3

Total Earned Premiums	1,460.2	1,400.7	4,345.5	4,092.6
P&C Net Investment Income	115.3	111.0	341.6	338.5

Total P&C Revenues	1,575.5	1,511.7	4,687.1	4,431.1
CORPORATE	6.2	4.7	18.5	11.7
Net Realized Investment Gains	3.9	50.5	51.2	178.2

TOTAL REVENUES	$1,585.6	$1,566.9	$4,756.8	$4,621.0

PRETAX UNDERWRITING PROFIT (LOSS) AND NET INCOME (LOSS)

	THREE MONTHS ENDED SEPTEMBER 30		NINE MONTHS ENDED SEPTEMBER 30
	2005	2004	2005	2004
UNDERWRITING PROFIT (LOSS)
Safeco Personal Insurance (SPI)
Auto	$51.3	$51.0	$121.0	$135.1
Property	17.2	14.2	145.7	154.9
Specialty	(8.1)	(4.3)	7.7	8.8

Total SPI	60.4	60.9	274.4	298.8

Safeco Business Insurance (SBI)
SBI Regular	0.9	(59.7)	91.0	(4.0)
SBI Special Accounts Facility	(20.4)	(21.1)	(3.4)	14.9

Total SBI	(19.5)	(80.8)	87.6	10.9

Surety	13.7	10.0	36.4	30.8
P&C Other	(18.6)	(12.6)	(38.7)	(29.9)

Total Underwriting Profit (Loss)	36.0	(22.5)	359.7	310.6
P&C Net Investment Income	115.3	111.0	341.6	338.5
Restructuring Charges	(1.5)	—	(2.5)	(1.4)

Total P&C	149.8	88.5	698.8	647.7

CORPORATE	(13.6)	(22.6)	(37.6)	(83.4)

Loss on Debt Repurchases	(4.0)	(121.0)	(4.0)	(121.0)
Net Realized Investment Gains	3.9	50.5	51.2	178.2

Income (Loss) from Continuing Operations before Income Taxes	136.1	(4.6)	708.4	621.5
Provision (Benefit) for Income Taxes	35.0	(10.5)	208.0	181.1

Income from Continuing Operations	101.1	5.9	500.4	440.4
Results from Discontinued Operations, Net of Taxes	—	(107.0)	—	(57.8)

NET INCOME (LOSS)	$101.1	$(101.1)	$500.4	$382.6

COMBINED RATIOS +

	THREE MONTHS ENDED SEPTEMBER 30		NINE MONTHS ENDED SEPTEMBER 30
	2005	2004	2005	2004
Safeco Personal Insurance (SPI)
Auto	92.8%	92.4%	94.3%	93.0%
Property	92.4	93.9	78.6	77.5
Specialty	132.0	118.3	89.3	86.7

Total SPI	93.8	93.4	90.4	88.9

Safeco Business Insurance (SBI)
SBI Regular	99.7	119.5	90.5	100.4
SBI Special Accounts Facility	119.4	119.1	101.1	95.5

Total SBI	104.6	119.4	93.1	99.1

Surety	79.5	81.3	80.8	79.0
P&C Other	*	*	*	*

Total P&C Operations	97.5%	101.6%	91.7%	92.4%

+	Combined ratios are GAAP basis. Expressed as a percentage, they are equal to losses and expenses divided by net earned premiums.

*	Not meaningful because this is a runoff business with minimal premium.

The following table presents asset information, reported on our Consolidated Balance Sheets, by segment:

ASSETS

	SEPTEMBER 30 2005	DECEMBER 31 2004
Safeco Personal Insurance (SPI)
Auto	$4,502.7	$4,225.1
Property	2,160.9	2,134.6
Specialty	229.5	210.9

Total SPI	6,893.1	6,570.6

Safeco Business Insurance (SBI)
SBI Regular	3,603.1	3,475.8
SBI Special Accounts Facility	938.9	853.8

Total SBI	4,542.0	4,329.6

Surety	607.7	531.2
P&C Other	1,799.8	2,043.9

Total	13,842.6	13,475.3
Corporate	810.2	1,111.9

TOTAL ASSETS	$14,652.8	$14,587.2

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

Statements contained in this report that relate to anticipated financial performance, business prospects and plans, regulatory developments and similar matters are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Statements in this report that are not historical information are forward-looking. Our business is subject to certain risks and uncertainties that may cause actual results to differ materially from those suggested by the forward-looking statements in this report. The risks and uncertainties include, but are not limited to:

•	Risks related to the pricing and underwriting of our products, and the subsequent establishment of reserves, such as:

•	Successful implementation of the new-business entry model for personal and commercial lines

•	Our ability to appropriately price and reserve for changes in the mix of our book of business

•	Inflationary pressures on medical care costs, auto parts and repair, construction costs and other economic factors that increase the severity of claims

•	The pricing and availability of our reinsurance, including coverage for loss from catastrophes and terrorism and our ability to collect from our reinsurers

•	Our ability to price for or exclude the risk of loss from terrorism on our policies

•	Risks related to our Property & Casualty (P&C) insurance strategy such as:

•	Our ability to achieve premium targets and profitability, including realization of growth and business retention estimates

•	Our ability to achieve overall expense goals

•	Our ability to run off businesses that we have exited, or intend to exit in the future, without incurring material unexpected charges

•	The competitive pricing environment, initiatives by competitors and other changes in the competition

•	Regulatory, judicial and legislative risks, such as:

•	Our ability to freely enter and exit lines of business

•	Our ability to successfully obtain regulatory approval of rates and underwriting guidelines, including price-tiered products and the use of insurance scores that include credit information as a component

•	Interpretation of insurance policy provisions by courts or tax authorities, court decisions regarding coverage and theories of liability, trends in litigation and changes in claims settlement practices

•	The outcome of any litigation against us

•	Legislative and regulatory developments affecting the actions of insurers, including requirements regarding rates, taxes, agent and broker commissions and availability of coverage

•	Unusual loss activity, such as:

•	Weather conditions, including the severity and frequency of storms, hurricanes, hail, snowfall and winter conditions

•	The occurrence of significant natural disasters, including earthquakes

•	The occurrence of significant man-made disasters, such as terrorist attacks or war

•	The occurrence of bankruptcies that result in losses on insurance products or investments

•	Financial and economic conditions such as:

•	Performance of financial markets

•	Availability of bank credit facilities

•	Fluctuations in interest rates

•	General economic conditions

•	Operational risks such as:

•	Damage to our infrastructure or harm to our workforce resulting in a disruption of our operations

•	Internal or external fraud perpetrated against us

Summary

We are a property and casualty (P&C) insurance company with headquarters in Seattle, Washington. We sell insurance to drivers, home owners and owners of small- and medium-sized businesses through a national network of independent agents and brokers. Our business helps people protect what they value and deal with the unexpected. We earn revenue primarily from insurance policy premiums and income on our invested assets.

Reviewing Our Results of Operations

HOW WE REPORT OUR RESULTS

We manage our P&C businesses in four business and seven reportable segments:

•	Safeco Personal Insurance (SPI)

•	Auto

•	Property

•	Specialty

•	Safeco Business Insurance (SBI)

•	SBI Regular

•	SBI Special Accounts Facility

•	Surety

•	P&C Other

In addition to the activities of these segments, certain other transactions such as interest expense, debt repurchases and intercompany eliminations are reported in Corporate and not allocated to individual operating segments.

HOW WE MEASURE PROFITABILITY

P&C — We use three measures of our underwriting results to assess the profitability of our P&C businesses. These measures are underwriting profit or loss, combined ratio and net earned premiums.

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

We measure our investment results in two parts – by the net investment income we earn on our invested assets, and the net realized investment gains or losses we recognize when we sell or impair investments. More information on our investment results can be found on page 38.

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

Please see additional discussion of critical accounting estimates in the MD&A section of our 2004 Annual Report on Form 10-K.

Consolidated Results of Operations

The following table presents consolidated financial information for the periods indicated.

	THREE MONTHS ENDED SEPTEMBER 30		NINE MONTHS ENDED SEPTEMBER 30
	2005	2004	2005	2004
REVENUES
Net Earned Premiums	$1,460.2	$1,400.7	$4,345.5	$4,092.6
Net Investment Income	121.4	115.5	359.9	349.6
Net Realized Investment Gains	3.9	50.5	51.2	178.2
Other Revenues	0.1	0.2	0.2	0.6

Total Revenues	1,585.6	1,566.9	4,756.8	4,621.0

EXPENSES
Losses and Loss Adjustment Expenses	1,012.1	1,029.9	2,760.3	2,632.2
Amortization of Deferred Policy Acquisition Costs	244.5	232.5	727.7	681.9
Other Underwriting and Operating Expenses	164.7	162.8	487.8	475.7
Interest Expense	22.7	25.3	66.1	87.3
Loss on Debt Repurchases	4.0	121.0	4.0	121.0
Restructuring Charges	1.5	—	2.5	1.4

Total Expenses	1,449.5	1,571.5	4,048.4	3,999.5

Income (Loss) from Continuing Operations before Income Taxes	136.1	(4.6)	708.4	621.5
Provision (Benefit) for Income Taxes	35.0	(10.5)	208.0	181.1

Income from Continuing Operations	101.1	5.9	500.4	440.4
Results from Discontinued Operations (Net of Taxes of ($52.3) and ($39.1) in 2004)	—	(107.0)	—	(57.8)

Net Income (Loss)	$101.1	$(101.1)	$500.4	$382.6

Total revenues increased 1.2% in the three months ended September 30, 2005 and 2.9% in the nine months ended September 30, 2005, compared with the same periods in 2004. This increase was driven by an increase in net earned premiums, which grew 4.2% in the three months ended September 30, 2005 and 6.2% in the nine months ended September 30, 2005, compared with the same periods in 2004. This primarily reflected growth in policies-in-force (PIF) in our Auto segment. Growth has slowed in the face of increased competitive pressures as auto insurers increase advertising and lower prices to attract new business. Our overall growth rates for net earned premiums have declined from 12.0% in the third quarter of 2004 and 11.7% in the fourth quarter of 2004 to 4.2% in the third quarter of 2005. The increases in net earned premiums were partially offset by decreases in net realized investment gains of $46.6 in the three months ended September 30, 2005 and $127.0 in the nine months ended September 30, 2005, compared with the same periods in 2004.

Net income increased $202.2 in the three months ended September 30, 2005 and $117.8 in the nine months ended September 30, 2005, compared with the same periods in 2004, reflecting:

•	Underwriting profit: Underwriting profit increased $58.5 in the three months ended September 30, 2005 and $49.1 in the nine months ended September 30, 2005, compared with the same periods in 2004 primarily due to improved results in SBI Regular. The change in underwriting profit was driven by after-tax, net of reinsurance catastrophe losses, which were $115.8 ($178.1 pretax) in the three months ended September 30, 2005, compared with $126.6 ($194.8 pretax) in the same period last year. After-tax, net of reinsurance catastrophe losses were $140.4 ($216.0 pretax) in the nine months ended September 30, 2005, compared with $153.0 ($235.4 pretax) in the same period last year. Catastrophe losses in 2005 were primarily from Hurricanes Katrina and Rita in the Gulf States. We estimate hurricane losses using our knowledge of severity and reporting patterns as well as data and assumptions specific to each catastrophe. Given the difficulty in accessing some areas and other uncertainties affecting the estimation of losses, we expect to refine our estimates and assumptions related to both Hurricanes Katrina and Rita as these uncertainties are resolved. Catastrophe losses in the third quarter of 2004 were from the four hurricanes in Florida and the surrounding states.

•	Loss on debt repurchases: During the third quarter of 2005, we repurchased $25.9 in principal amount of debt securities. Including transaction costs, this resulted in a loss on debt repurchases of $2.6 after tax ($4.0 pretax). Last year, we used $735.2 of the proceeds from the sale of L&I to repurchase $618.4 in principal amount of debt and capital securities. Including transaction costs, this resulted in a loss on debt repurchases of $78.7 after tax ($121.0 pretax ) in the third quarter of 2004.

•	Net realized investment gains: After-tax net realized investment gains from continuing operations for the third quarter of 2005 were $5.9, compared with $32.8 in the same period of 2004, and $37.1 for the first nine months of 2005, compared with $115.8 in the same period of 2004. Last year’s gains included sales of equity securities of $9.6 after tax for the three months ended September 30, 2004 and $59.2 after tax for nine months ended September 30, 2004 to reduce our equity holdings to target levels.

•	Discontinued operations: Last year’s net income included an after-tax loss on the sale of our discontinued life and investments operations of $134.8 for the three months ended September 30, 2004 and $131.0 for the nine months ended September 30, 2004, partially offset by income from discontinued operations of $27.8 for the three months ended September 30, 2004 and $73.2 for the nine months ended September 30, 2004.

Reconciling Segment Results

The following table assists in reconciling our GAAP results, specifically the “Income (Loss) from Continuing Operations before Income Taxes” line from our Consolidated Statements of Income (Loss) to our operating results:

	THREE MONTHS ENDED SEPTEMBER 30		NINE MONTHS ENDED SEPTEMBER 30
	2005	2004	2005	2004
P&C	$156.4	$130.3	$752.1	$810.1
Corporate	(20.3)	(134.9)	(43.7)	(188.6)

Income (Loss) from Continuing Operations before Income Taxes	$136.1	$(4.6)	$708.4	$621.5

The GAAP results are further explained below using our P&C operating results which provide a helpful picture of how our company is doing. However, using them to measure profitability – while a normal practice in our industry – does not follow GAAP.

Our P&C Operating Results

The primary measures of our operating results include our underwriting profit or loss, net earned premiums and combined ratios. The next three tables report those key items – by our reportable segments – for the three and nine months ended September 30, 2005 and 2004. More information about the results – also by segment – follows the tables.

First, net earned premiums are the primary driver of our revenues, along with net investment income and net realized investment gains:

NET EARNED PREMIUMS	THREE MONTHS ENDED SEPTEMBER 30		NINE MONTHS ENDED SEPTEMBER 30
	2005	2004	2005	2004
Safeco Personal Insurance (SPI)
Auto	$715.0	$670.4	$2,119.1	$1,934.0
Property	226.5	232.1	682.0	687.8
Specialty	25.3	23.4	72.5	66.7

Total SPI	966.8	925.9	2,873.6	2,688.5

Safeco Business Insurance (SBI)
SBI Regular	321.3	307.0	954.2	908.9
SBI Special Accounts Facility	105.2	110.5	320.1	335.2

Total SBI	426.5	417.5	1,274.3	1,244.1

Surety	67.0	53.7	189.8	146.7
P&C Other	(0.1)	3.6	7.8	13.3

Total Net Earned Premiums	$1,460.2	$1,400.7	$4,345.5	$4,092.6

Next, underwriting profit (loss) is our measure of each segment’s performance:

UNDERWRITING PROFIT (LOSS)	THREE MONTHS ENDED SEPTEMBER 30		NINE MONTHS ENDED SEPTEMBER 30
	2005	2004	2005	2004
Safeco Personal Insurance (SPI)
Auto	$51.3	$51.0	$121.0	$135.1
Property	17.2	14.2	145.7	154.9
Specialty	(8.1)	(4.3)	7.7	8.8

Total SPI	60.4	60.9	274.4	298.8

Safeco Business Insurance (SBI)
SBI Regular	0.9	(59.7)	91.0	(4.0)
SBI Special Accounts Facility	(20.4)	(21.1)	(3.4)	14.9

Total SBI	(19.5)	(80.8)	87.6	10.9

Surety	13.7	10.0	36.4	30.8
P&C Other	(18.6)	(12.6)	(38.7)	(29.9)

Total Underwriting Profit (Loss)	36.0	(22.5)	359.7	310.6
P&C Net Investment Income	115.3	111.0	341.6	338.5
Restructuring Charges	(1.5)	—	(2.5)	(1.4)
Net Realized Investment Gains before Income Taxes	6.6	41.8	53.3	162.4

P&C Income from Continuing Operations before Income Taxes	$156.4	$130.3	$752.1	$810.1

Finally, combined ratios show the relationship between net earned premiums and underwriting profit or loss. Using ratios helps us see our operating trends without the effect of changes in net earned premiums:

COMBINED RATIOS+	THREE MONTHS ENDED SEPTEMBER 30		NINE MONTHS ENDED SEPTEMBER 30
	2005	2004	2005	2004
Safeco Personal Insurance (SPI)
Auto	92.8%	92.4%	94.3%	93.0%
Property	92.4	93.9	78.6	77.5
Specialty	132.0	118.3	89.3	86.7

Total SPI	93.8	93.4	90.4	88.9

Safeco Business Insurance (SBI)
SBI Regular	99.7	119.5	90.5	100.4
SBI Special Accounts Facility	119.4	119.1	101.1	95.5

Total SBI	104.6	119.4	93.1	99.1

Surety	79.5	81.3	80.8	79.0
P&C Other	*	*	*	*

Total P&C Operations	97.5%	101.6%	91.7%	92.4%

+	Combined ratios are GAAP basis. Expressed as a percentage, they are equal to losses and expenses divided by net earned premiums.

*	Not meaningful because this is in runoff with minimal premium.

Auto

The Auto segment provides voluntary and non-voluntary coverage for liability of our customers to others for both bodily injury and property damage, for injuries sustained by our customers and for physical damage to our customers’ vehicles from collision and other hazards.

	THREE MONTHS ENDED SEPTEMBER 30		NINE MONTHS ENDED SEPTEMBER 30
	2005	2004	2005	2004
Net Earned Premiums	$715.0	$670.4	$2,119.1	$1,934.0
Underwriting Profit	51.3	51.0	121.0	135.1
Loss and LAE Ratio	70.5%	69.1%	71.6%	70.1%
Expense Ratio	22.3	23.3	22.7	22.9

Combined Ratio	92.8%	92.4%	94.3%	93.0%

NET EARNED PREMIUMS

Net earned premiums increased $44.6 or 6.7% in the three months ended September 30, 2005 and $185.1 or 9.6% in the nine months ended September 30, 2005, compared with the same periods in 2004. The increase in net earned premiums was driven by:

•	Growth in policies-in-force (PIF): PIF grew 2.9% as of September 30, 2005, compared with a year ago. This reflected slightly lower retention of policies (79.7% in the third quarter of 2005 and 80.1% in the third quarter of 2004) and was offset by strong new-business growth throughout 2004. PIF growth contributed $41 to the increase in net earned premiums in the third quarter of 2005 and $142 in the first nine months of 2005, compared with a year ago. This growth was driven by the launch of our updated underwriting model in early 2005 and the introduction of Safeco NowTM, our Web-based sales-and-service platform in early 2004.

•	Changes in filed rates: We file rate changes on a state-by-state basis. Rate changes are reflected on existing policies at renewal and are earned in our revenues over the six-month policy term. Rate changes resulted in an increase to net earned premiums of $9 in the third quarter of 2005 and $36 in the first nine months of 2005, compared with the same periods of 2004. Overall, we received approval for average rate increases of 1.3% in 2004, and rates were flat in the first nine months of 2005.

•	Premium trend: Net earned premiums are also impacted by the increased premiums for those policies that insure newer and more expensive cars, which we refer to as premium trend. Premiums are also impacted by shifts in the mix of our business. Personal auto premium trend decreased net earned premiums by $6 in the third quarter of 2005 and increased net earned premiums by $13 in the first nine months of 2005, compared with the same periods of 2004.

UNDERWRITING RESULTS AND COMBINED RATIO

Our underwriting profit in Auto increased $0.3 and our combined ratio increased 0.4 points in the three months ended September 30, 2005, compared with the same period of 2004. Our underwriting profit decreased $14.1 and our combined ratio increased 1.3 points in the nine months ended September 30, 2005, compared with the same period of 2004. Our underwriting results and combined ratio were primarily driven by:

•	Rate changes: Our earned rate changes combined with premium trend improved our Auto combined ratio by approximately 0.2 points in the third quarter of 2005 and 1.4 points in the first nine months of 2005, compared with the same periods last year.

•	Loss costs: In the third quarter and first nine months of 2005, we experienced a mid-single-digit increase in severity – the average cost of a claim. This is in part due to the impact of medical costs inflation on bodily injury claims and a slight shift in business mix to states with higher bodily injury severity claims over the past 18 months. In addition, our average deductible has increased, and this has eliminated some low-severity losses that are not reported because they are less than the higher deductible amount. The impact of the increase in severity was partially offset by the effect of a low-single-digit decrease in frequency – the average number of claims filed. These factors, net of reinsurance, increased our combined ratio by approximately 4.0 points in the third quarter of 2005 and 3.2 points in the first nine months of 2005, compared with the same periods of 2004.

•	Prior-year reserve development: Our underwriting results in the third quarter of 2005 included favorable prior-year reserve development of $24.7, primarily due to favorable development in bodily injury severity, compared with favorable prior-year reserve development of $10.0 in the same period of 2004. Our underwriting results in the first nine months of 2005 included favorable prior-year reserve development of $28.8, compared with $19.0 in the same period of 2004. The difference in the prior-year reserve development improved our combined ratio by approximately 2.2 points in the third quarter of 2005 and 0.5 points in the first nine months of 2005, compared with the same periods of 2004.

•	Catastrophe losses: Pretax, after reinsurance catastrophe losses were $12.9 in the third quarter of 2005, compared with $8.2 in the third quarter of 2004. Pretax, after reinsurance catastrophe losses were $19.4 in the first nine months of 2005, compared with $17.7 in the first nine months of 2004. The increase in catastrophe losses increased our combined ratio by approximately 0.5 points in the third quarter of 2005 and had nominal impact on the combined ratio in the first nine months of 2005, compared with the same periods of 2004.

•	Expenses: Lower bonus commission expenses, driven by a decrease in new business, decreased our combined ratio by approximately 1.2 points in the third quarter of 2005 and 1.0 point in the first nine months of 2005, compared with the same periods of 2004.

WHERE WE’RE HEADED

In Auto, we are experiencing a more competitive marketplace as many insurers are achieving strong underwriting results. Competitors have increased marketing and advertising for new auto insurance customers. We have also seen modest and selective rate decreases by competitors in some states. We believe that the combination of our ongoing product development through underwriting segmentation, improvement in our ease of doing business through our Safeco Now platform and targeted expansion into eastern states will allow us to continue to build profitable growth in the face of increasing competition. We expect loss cost increases to be in the mid-single digits for 2005 and we expect to be at or below our long-term combined ratio target of 96% for the full year.

Last quarter we began to launch an updated underwriting and pricing model for our Auto product. This is now in place in 25 of the 44 states where we write business and, in many of these states, we are seeing an increase in new business in the months following the launch. The launch will continue in the fourth quarter as state insurance departments approve our program changes. This model will further increase the sophistication and accuracy in our underwriting and pricing, giving us even greater precision in matching rate for each risk. One of the primary changes is using our own vehicle groupings (known as rating symbols) based on our experience and data rather than using industry vehicle rating symbols. We have also enhanced the policy change capabilities of our Safeco Now platform, so that our agents can now efficiently handle most auto endorsements online.

Property

Our Property segment provides homeowners, earthquake, dwelling fire and inland marine coverage for individuals. Our Property coverages protect homes, condominiums and rental property contents against losses from a wide variety of hazards. We also protect individuals from liability for accidents that occur on their property.

	THREE MONTHS ENDED SEPTEMBER 30		NINE MONTHS ENDED SEPTEMBER 30
	2005	2004	2005	2004
Net Earned Premiums	$226.5	$232.1	$682.0	$687.8
Underwriting Profit	17.2	14.2	145.7	154.9

Loss and LAE Ratio	63.9%	67.5%	50.8%	50.4%
Expense Ratio	28.5	26.4	27.8	27.1

Combined Ratio	92.4%	93.9%	78.6%	77.5%

NET EARNED PREMIUMS

Net earned premiums were relatively flat in the three and nine months ended September 30, 2005, compared with the same periods in 2004. This reflected:

•	Decline in PIF: During 2004, we launched our homeowners and dwelling fire products on Safeco Now. This has contributed to an increase in new Property policies written of 36.4% in the third quarter of 2005 and 45.4% in the first nine months of 2005, compared with the same periods of 2004. We saw new business increases in 38 states in the third quarter, with a decline at the same time in new business in catastrophe-prone states. Our homeowners retention improved to 84.9% in the third quarter of 2005, compared with 82.9% in the same period of 2004. However, the number of policies that did not renew with us in 2004 exceeded the number of new policies sold during that period, and PIF declined throughout 2004 and into 2005, resulting in a decrease in PIF of 1.6% as of September 30, 2005, compared with a year ago. The reduction in PIF reduced net earned premiums by $10 in the third quarter of 2005 and $33 in the first nine months of 2005, compared with a year ago.

•	Changes in filed rates: We file rate changes on a state-by-state basis. Rate changes are reflected on existing policies at renewal and are earned in our revenues over the twelve-month policy term. Rate changes resulted in an increase to net earned premiums of $1 in the third quarter of 2005 and $17 in the first nine months of 2005, compared with the same periods of 2004. Overall we received approval for average rate increases in our homeowners business of 1.3% in 2004 and decreases of 1.1% in the first nine months of 2005.

•	Premium trend: Net earned premiums are also impacted by automatic increases in the amount of insurance coverage to adjust for inflation in building costs, which we refer to as premium trend. They are also impacted by shifts in the mix of our Property business. Property premium trend increased net earned premiums by $6 in the third quarter of 2005 and $10 in the first nine months of 2005, compared with the same periods last year.

UNDERWRITING RESULTS AND COMBINED RATIO

Our underwriting profit in Property increased $3.0 and our combined ratio decreased 1.5 points in the three months ended September 30, 2005, compared with the same period in 2004. Our underwriting profit decreased $9.2 and our combined ratio increased 1.1 points in the nine months ended September 30, 2005, compared with the same period in 2004. Our underwriting results and combined ratio were primarily driven by:

•	Rate increases: Our homeowners rate changes, combined with premium trend, improved our Property combined ratio by approximately 1.6 points in the third quarter of 2005 and 2.2 points in the first nine months of 2005, compared with the same periods of 2004.

•	Loss costs: During the third quarter of 2005, our homeowners frequency increased in the low-single digits, following three years of double-digit frequency declines. This change in frequency increased our Property combined ratio, net of reinsurance, by approximately 4.2 points in the third quarter of 2005, and 1.5 points in the first nine months of 2005, compared with the same periods of 2004.

•	Prior-year reserve development: Decreases in favorable prior-year reserve development increased our combined ratio by approximately 1.5 points in the third quarter of 2005 and 4.7 points in the first nine months of 2005, compared with the same periods of 2004. Our underwriting results in the first nine months of 2005 included unfavorable prior-year reserve development of $11.8 in our estimates of the 2004 hurricanes in Florida and surrounding states during the first quarter of 2005.

•	Catastrophe losses: Our pretax, after reinsurance catastrophe losses were $61.3 in the third quarter of 2005, compared with $71.3 in the same period of 2004. Our pretax, after reinsurance catastrophe losses were $86.5 in the first nine months of 2005, including the increase in reserves for the 2004 hurricanes described above, compared with $94.2 in the same period of 2004. The lower catastrophe losses improved our combined ratio by approximately 5.9 points in the third quarter of 2005 and 3.6 points in the first nine months of 2005 (excluding the reserve increase for the 2004 hurricanes), compared with the same periods of 2004. Catastrophe losses in 2005 were primarily from Hurricanes Katrina and Rita in the Gulf States. Catastrophe losses in 2004 were primarily from the four hurricanes in Florida and surrounding states.

•	Expenses: Higher bonus commission expenses, driven by increased dwelling fire new business, increased our combined ratio by approximately 1.5 points in the three months ended September 30, 2005 and 0.6 points in the nine months ended September 30, 2005, compared with the same periods in 2004.

WHERE WE’RE HEADED

During the first quarter of 2005, we completed the launch of our new segmented dwelling fire product on our Safeco Now platform. Our dwelling fire product insures dwellings and personal property against covered losses such as fire, wind, explosion, smoke and vandalism.

In July 2005, we announced we would withdraw from personal property business in Florida. We will stop renewing policies of existing personal property policyholders beginning in early 2006 as policies come up for renewal. As of September 30, 2005, we had 28,929 in-force property policies in Florida.

Specialty

	THREE MONTHS ENDED SEPTEMBER 30		NINE MONTHS ENDED SEPTEMBER 30
	2005	2004	2005	2004
Net Earned Premiums	$25.3	$23.4	$72.5	$66.7
Underwriting Profit (Loss)	(8.1)	(4.3)	7.7	8.8
Loss and LAE Ratio	103.9%	93.3%	61.2%	61.6%
Expense Ratio	28.1	25.0	28.1	25.1

Combined Ratio	132.0%	118.3%	89.3%	86.7%

Our Specialty operation provides individuals with umbrella, recreational vehicle, motorcycle and boat owners insurance. These products serve to round out our personal lines insurance product offerings for our customers’ insurance needs.

NET EARNED PREMIUMS

Net earned premiums increased $1.9 or 8.1% in the three months ended September 30, 2005, and $5.8 or 8.7% in the nine months ended September 30, 2005, compared with the same periods in 2004, driven by an increase in PIF, primarily in our umbrella and boat owners lines.

UNDERWRITING RESULTS AND COMBINED RATIO

Our underwriting loss increased $3.8 and our combined ratio increased 13.7 points in the three months ended September 30, 2005, compared with the same period of 2004. Our underwriting profit decreased $1.1 and our combined ratio increased 2.6 points in the nine months ended September 30, 2005, compared with the same period of 2004. Our underwriting results and combined ratio were primarily driven by:

•	Loss costs: In the third quarter and first nine months of 2005, we experienced increased losses in our umbrella business as a result of an increased number of claims reported. Higher umbrella losses increased our combined ratio by approximately 34.2 points in the third quarter of 2005 and 10.8 points in the first nine months of 2005, compared with the same periods of 2004. Umbrella loss costs can be volatile from quarter to quarter.

•	Catastrophe losses: Pretax, after reinsurance catastrophe losses were $3.8 in the three months ended September 30, 2005, compared with $6.3 in the same period of 2004. The catastrophe losses were primarily due to hurricanes Katrina and Rita in the Gulf States in 2005 and four hurricanes in Florida and surrounding states in 2004. Pretax, after reinsurance catastrophe losses were $4.1 in the first nine months of 2005, compared with $6.3 in the same period of 2004. The decrease in catastrophe losses improved our combined ratio by approximately 12.4 points in the third quarter of 2005 and 4.2 points in the first nine months of 2005, compared with the same periods of 2004.

SBI Regular

	THREE MONTHS ENDED SEPTEMBER 30		NINE MONTHS ENDED SEPTEMBER 30
	2005	2004	2005	2004
Net Earned Premiums	$321.3	$307.0	$954.2	$908.9
Underwriting Profit (Loss)	0.9	(59.7)	91.0	(4.0)
Loss and LAE Ratio	67.1%	86.6%	57.1%	67.0%
Expense Ratio	32.6	32.9	33.4	33.4

Combined Ratio	99.7%	119.5%	90.5%	100.4%

Our SBI Regular segment provides insurance for small-to-medium-sized businesses (customers who pay annual written premiums of $200,000 or less). This is our core commercial lines business. Our main products include:

•	Business owner policies (BOP)

•	Commercial auto

•	Workers compensation

•	Commercial multi-peril (CMP)

•	General liability

•	Commercial property

NET EARNED PREMIUMS

Net earned premiums increased $14.3 or 4.7% in the three months ended September 30, 2005 and $45.3 or 5.0% in the nine months ended September 30, 2005, compared with the same periods a year ago. The increase in net earned premiums was driven by:

•	Price changes: We file rate changes on a state-by-state basis. Our average prices, which include filed rate changes and exposure growth, were down slightly in the third quarter of 2005, after increasing 3% in 2004. Price changes are reflected on existing policies at renewal and are earned in our revenues over the policy term. Premiums are also affected by growth in the exposures we cover due to factors such as changes in payroll, the number of employees, sales receipts and building values for the businesses we insure. Price changes had nominal impact on net earned premiums in the three months ended September 30, 2005 and increased net earned premiums by $11 in the nine months ended September 30, 2005, compared with the same periods of 2004, as we earned the rate increases filed in 2004.

•	Mix of business: In addition to price changes, net earned premiums are impacted by changes in average policy size. This factor increased net earned premiums by $15 for the third quarter and $35 for the first nine months of 2005, compared with the same periods of 2004.

•	Decline in PIF: PIF decreased slightly as of September 30, 2005, compared with a year ago. This reflected improving retention rates of policies (80.2% in 2005 and 79.8% in 2004) offset by decreases in new policies sold of 5.4% in the three months ended September 30, 2005 and 7.0% in the nine months ended September 30, 2005, compared with the same periods of 2004. However, as of September 30, 2005, PIF for our automated products available on our Safeco Now platform (BOP, commercial auto and workers compensation) was higher than a year ago by 4.7%, while PIF was down 4.8% for our non-automated products.

UNDERWRITING RESULTS AND COMBINED RATIO

Our underwriting profit in SBI Regular improved $60.6 and our combined ratio improved 19.8 points in the three months ended September 30, 2005, compared with the same period of 2004. Our underwriting profit improved $95.0 and our combined ratio improved 9.9 points in the nine months ended September 30, 2005, compared with the same period of 2004. The improvement in our results primarily reflected:

•	Loss costs: Loss costs decreased slightly in the first nine months of 2005 reflecting increased claims severity in the mid-single digits due in part to higher labor and material costs, which was more than offset by decreased claims frequency. This improved our combined ratio by approximately 1.3 points in the three months ended September 30, 2005 and 0.6 points in the nine months ended September 30, 2005, compared with the same periods of 2004.

•	Prior-year reserve development: Changes in prior-year reserve development improved our combined ratio by approximately 6.6 points in the three months ended September 30, 2005, and 4.3 points in the nine months ended September 30, 2005 over the same periods a year ago.

•	Catastrophe losses: Our pretax, after reinsurance catastrophe losses were $56.2 in the three months ended September 30, 2005, compared with $79.9 in the same period of 2004. Our pretax, after reinsurance catastrophe losses were $58.6 in the nine months ended September 30, 2005, compared with $85.8 in the same period of 2004. The lower catastrophe losses improved our combined ratio by approximately 9.5 points in the third quarter of 2005 and 3.6 points in the first nine months of 2005, compared with the same periods of 2004.

WHERE WE’RE HEADED

During the first quarter of 2005, we began to further expand our BOP product by adding 62 additional classes of business, increasing eligibility limits and expanding coverages in additional states. The expanded product is currently available in 45 of the 48 states where we write business. We expect to complete this launch by year end. In July 2005, we expanded our commercial auto automated underwriting model on our Safeco Now platform to include up to 15 vehicles per policy. During the fourth quarter of 2005, we plan to enhance our CMP product by introducing it on Safeco Now for such policies up to $20,000 in premium. This allows agents to quote and sell policies faster, enabling us to streamline the sales process.

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

SBI Special Accounts Facility

	THREE MONTHS ENDED SEPTEMBER 30		NINE MONTHS ENDED SEPTEMBER 30
	2005	2004	2005	2004
Net Earned Premiums	$105.2	$110.5	$320.1	$335.2
Underwriting Profit (Loss)	(20.4)	(21.1)	(3.4)	14.9
Loss and LAE Ratio	84.0%	80.1%	64.4%	58.1%
Expense Ratio	35.4	39.0	36.7	37.4

Combined Ratio	119.4%	119.1%	101.1%	95.5%

Our SBI Special Accounts Facility (SAF) segment includes insurance for large commercial accounts (customers who pay annual written premiums of more than $200,000) and four commercial programs.

While our main focus is the small- to medium-sized market, we continue to serve some large commercial accounts on behalf of key agents and brokers who sell our core P&C products. Agents who have placed large commercial accounts with us also produce 55% of our new business in SBI Regular.

SAF also provides insurance for the following commercial programs:

•	Lender-placed property

•	Agents’ errors and omissions (predominantly for our agents and brokers)

•	Property and liability insurance for mini-storage and warehouse properties

•	Professional and general liability insurance for non-profit social service organizations

NET EARNED PREMIUMS

Net earned premiums decreased $5.3 or 4.8% in the three months ended September 30, 2005 and decreased $15.1 or 4.5% in the nine months ended September 30, 2005, compared with the same periods of 2004. The decrease in the third quarter of 2005 compared with the same period a year ago was due to a reduction in earned premiums in our non-profit social services program due to an increasingly competitive market. The decrease in the first nine months of 2005 compared with the same period a year ago was due to the non-renewal of a large account in our lender-placed property program and the reduction in earned premiums in our non-profit social services program.

UNDERWRITING RESULTS AND COMBINED RATIO

Our underwriting loss decreased $0.7 and our combined ratio increased 0.3 points in the three months ended September 30, 2005, compared with the same period of 2004. Our underwriting loss increased $18.3 and our combined ratio increased 5.6 points in the nine months ended September 30, 2005, compared with the same period of 2004.

Our underwriting results and combined ratio were affected by higher loss experience in 2005 in our lender-placed property insurance program and our mini-storage and warehouse properties program primarily due to hurricanes Katrina and Rita. Our pretax, after reinsurance, catastrophe losses were $43.9 in the three months ended September 30, 2005, compared with $29.1 in the same period of 2004. Our pretax, after reinsurance, catastrophe losses were $47.5 in the nine months ended September 30, 2005, compared with $31.4 in the same period of 2004. The higher catastrophe losses increased our combined ratio by approximately 11.5 points in the third quarter of 2005 and 4.0 points in the first nine months of 2005, compared with the same periods of 2004.

Surety

	THREE MONTHS ENDED SEPTEMBER 30		NINE MONTHS ENDED SEPTEMBER 30
	2005	2004	2005	2004
Net Earned Premiums	$67.0	$53.7	$189.8	$146.7
Underwriting Profit	13.7	10.0	36.4	30.8
Loss and LAE Ratio	35.7%	32.1%	35.0%	27.5%
Expense Ratio	43.8	49.2	45.8	51.5

Combined Ratio	79.5%	81.3%	80.8%	79.0%

Our Surety segment provides surety bonds for construction and commercial businesses.

NET EARNED PREMIUMS

Net earned premiums increased $13.3 or 24.8% in the three months ended September 30, 2005 and $43.1 or 29.4% for the nine months ended September 30, 2005, compared with the same periods in 2004 due to large contract new business. The favorable market conditions for construction and economic expansion have fueled the growth in large contract business. New business increased net earned premiums by $10 in the third quarter of 2005 and $34 in the first nine months of 2005, compared with the same periods of 2004.

UNDERWRITING RESULTS AND COMBINED RATIO

Our underwriting profit increased $3.7 and our combined ratio decreased 1.8 points in the three months ended September 30, 2005, compared with the same period in 2004. Our underwriting profit increased $5.6 and our combined ratio increased 1.8 points in the nine months ended September 30, 2005, compared with the same period in 2004.

P&C Other

	THREE MONTHS ENDED SEPTEMBER 30		NINE MONTHS ENDED SEPTEMBER 30
	2005	2004	2005	2004
Net Earned Premiums	$(0.1)	$3.6	$7.8	$13.3
Underwriting Loss	$(18.6)	$(12.6)	$(38.7)	$(29.9)

Our P&C Other segment includes our:

•	Runoff of assumed reinsurance business

•	Runoff London operations, which we sold in the third quarter of 2005

•	Large commercial business accounts in runoff and specialty programs that we exited

The underwriting losses in both years reflect unfavorable prior-year reserve development, the results of our London operations and the costs of administering this runoff business. The sale of our London operations eliminated any further liabilities associated with this business.

Our Corporate Results

	THREE MONTHS ENDED SEPTEMBER 30		NINE MONTHS ENDED SEPTEMBER 30
	2005	2004	2005	2004
Corporate Segment Results	$(13.6)	$(22.6)	$(37.6)	$(83.4)
Loss on Debt Repurchases	(4.0)	(121.0)	(4.0)	(121.0)
Net Realized Investment Gains (Losses) before Income Taxes	(2.7)	8.7	(2.1)	15.8

Corporate Loss from Continuing Operations before Income Taxes	$(20.3)	$(134.9)	$(43.7)	$(188.6)

In our Corporate segment, we include:

•	Interest expense we pay on our debt

•	Our intercompany eliminations

•	Miscellaneous corporate, investment and other activities

In the third quarter of 2005, we repurchased $25.9 in principal amount of 7.25% senior notes for $29.8. Including transaction costs, we reported a pretax loss on debt repurchase of $4.0 ($2.6 after tax) in the Consolidated Statements of Income (Loss). In the third quarter of 2004, we repurchased $473.4 in principal amount of 8.072% debentures for $562.7, and we repurchased $145.0 in principal amount of 7.25% senior notes for $170.9. Including transaction costs, we reported a pretax loss on debt repurchases of $121.0 ($78.7 after tax) in the Consolidated Statements of Income (Loss). The lower loss in our Corporate segment results for the three and nine months ended September 30, 2005, compared with the same periods in 2004 principally reflected lower interest expense as a result of these debt repurchases.

Our interest expense was:

•	$22.7 in the three months ended September 30, 2005

•	$66.1 in the nine months ended September 30, 2005

•	$25.3 in the three months ended September 30, 2004

•	$87.3 in the nine months ended September 30, 2004

Capital Resources and Liquidity

OUR LIQUIDITY NEEDS

Liquidity is a measure of our ability to generate sufficient cash flows to meet the short- and long-term cash requirements of our insurance operations.

P&C insurance liabilities are somewhat unpredictable and largely short in duration. The payments we make to policyholders depend upon losses they suffer from accidents or other unpredictable events that are covered by insurance. While we estimate how much cash we’ll need and when we’ll need it based on prior experience and the mix of business we write, we cannot predict all future events, particularly catastrophes. So we invest a substantial portion of our funds in high-quality liquid securities – investments that can quickly be turned into cash – to support our projected or potential need for funds.

SOURCES OF OUR FUNDS

We get cash primarily from insurance premiums, dividends, interest, sales or maturity of investments and debt and equity offerings.

We have not engaged in the sale of investments or other assets by securitization.

We believe that cash flows from our operations, investment portfolio and bank credit facility are sufficient to meet our future liquidity needs.

The cash flows from our operating activities were:

•	$740.5 of cash flow generated in the first nine months of 2005

•	$733.3 of cash flow generated in the first nine months of 2004

The increase for the first nine months of 2005 was due to higher cash received from premium growth of $219.0 over a year ago, offset by higher insurance claims paid of $181.5 and income taxes paid that were higher by $87.8 in 2005.

Net cash flows from our investing activities were:

•	$329.9 of cash flow used in the first nine months of 2005

•	$672.7 of cash flow generated in the first nine months of 2004

Our funds are predominantly invested in fixed maturities.

In 2004, we received $1,510.0 of proceeds from the sale of L&I.

HOW WE USE OUR FUNDS

We use funds to support our operations, make interest and principal payments on debt, pay dividends to our shareholders, and grow our investment portfolio.

We use cash from insurance operations primarily to pay claims, underwriting expenses and claim adjustment expenses.

We require insurance premiums to be paid in advance. As a result, cash flows into our business before or at the time premium revenues are recognized. Cash flows out of our business in subsequent months or years as claims are paid.

During the third quarter of 2005, we repurchased 3,959,978 shares, or 3.1%, of our outstanding common stock at a total cost of $214.4 under stock buyback programs as described below.

On July 25, 2005, we repurchased 2,752,300 shares, or 2.2%, of our outstanding common stock, through an accelerated share repurchase program. We purchased the shares from a dealer at a price of $54.50 per share, for a total cost of $150.3, including transaction costs. Through the repurchase program we returned excess capital to shareholders and immediately reduced the number of our common shares outstanding. The dealer obtained the shares that we repurchased by borrowing them in the open market, and then purchased shares in the market over time to repay the borrowed shares. We completed the repurchase program in November 2005, receiving a price adjustment of $4.4 based on the average price of shares purchased. The price adjustment will be reported as an increase to Shareholders’ Equity on our Consolidated Balance Sheet as of December 31, 2005.

During the third quarter of 2005, we also executed a Rule 10b5-1 trading plan to purchase up to an additional $100.0 of our outstanding common stock. This plan allows us to repurchase our shares during periods when we would normally not be active in the market because of our own internal trading windows. Under this program, during the third quarter of 2005, we repurchased 1,207,678 shares at an average price of $53.06 per share for a total cost of $64.1. During the fourth quarter of 2005, we repurchased an additional 548,600 shares at an average price of $53.28 per share for a total cost of $29.2. This completed our Rule 10b5-1 trading plan on November 1, 2005, under which we repurchased a total of 1,756,278 shares at an average price of $53.13 for a total cost of $93.3.

In the third quarter of 2005, we repurchased $25.9 in principal amount of 7.25% senior notes for $29.8. Including transaction costs, we reported a pretax loss on debt repurchase of $4.0 ($2.6 after tax) in the Consolidated Statements of Income (Loss).

In the third quarter of 2004, we repurchased $473.4 in principal amount of 8.072% debentures for $562.7, and we repurchased $145.0 in principal amount of 7.25% senior notes for $170.9. Including transaction costs, we reported a pretax loss on debt repurchases of $121.0 ($78.7 after tax) in the Consolidated Statements of Income (Loss).

On August 2, 2004, using our proceeds from the sale of L&I, we repurchased 13,247,863 shares, or 9.5% of our then outstanding common stock, under an accelerated stock buyback program. We purchased the shares from a dealer at a price of $46.80 per share, for a total cost of $625.0, including transaction costs. The effect of the repurchase program was to return excess capital resulting from the L&I sale to our shareholders, and it immediately reduced the number of our common shares outstanding. The dealer obtained the shares that we repurchased by borrowing them in the open market, and the dealer purchased shares in the market over a nine month period, to repay the borrowed shares. The program included $200.0 that was subject to a collar, a contract that set a minimum and maximum price for us for the shares repurchased under the collar. We completed the program in April 2005, paying a price adjustment of $16.1 to the dealer, based on the volume weighted average price of our common stock during the period of the repurchases. We reported the price adjustment as a reduction to Shareholders’ Equity on our Consolidated Balance Sheet as of June 30, 2005.

On July 25, 2005, we paid a quarterly dividend of $0.25 per share. This was a 13.6% increase per share over the previous quarterly dividend of $0.22 per share.

Our Bank Credit Facility — On March 31, 2005, we executed a $300.0 five-year revolving credit facility, which may be used for working capital and general corporate purposes. This facility replaced our $300.0 three-year facility, which expired in September 2005. The terms of the bank credit facility – which runs through March 2010 – require us to, among other covenants:

•	Pay an annual fee to have these funds available

•	Maintain a specified minimum level of shareholders’ equity

•	Keep our debt-to-capitalization ratio below a specified maximum

The bank credit facility does not require us to maintain any deposits as compensating balances.

At September 30, 2005 and December 31, 2004 we had no borrowings under the bank credit facility. In addition, we were in compliance with all the terms of this credit facility.

FINANCIAL STRENGTH RATINGS

Financial strength ratings provide a benchmark for comparing insurers. Higher ratings generally indicate greater financial strength and a stronger ability to pay claims.

Here are our current ratings:

	A.M. BEST	FITCH	MOODY’S	STANDARD & POOR’S
Safeco Corporation:
Senior Debt	bbb+	A-	Baa1	BBB+

Financial Strength:
P&C Insurance Subsidiaries	A	AA-	A1	A+

On May 3, 2005, A.M. Best affirmed our debt ratings and the financial strength ratings of our insurance subsidiaries and revised the outlook to positive from stable. On May 26, 2005, Standard & Poor’s also affirmed our financial strength ratings and revised its outlook to positive from stable. On July 21, 2005, Moody’s revised the outlook of our debt and financial strength ratings to positive from stable. Fitch rating agency has a stable outlook on ratings for Safeco. As we have continued to execute our plans to improve P&C operating results, our financial position has strengthened. Our debt service coverage has improved over the last two years, and we expect that to continue at our current level.

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

NET INVESTMENT INCOME

This table summarizes our pretax net investment income by portfolio:

	THREE MONTHS ENDED SEPTEMBER 30		NINE MONTHS ENDED SEPTEMBER 30
	2005	2004	2005	2004
P&C	$115.3	$111.0	$341.6	$338.5
Corporate	6.1	4.5	18.3	11.1

Total Net Investment Income	$121.4	$115.5	$359.9	$349.6

The increase in net investment income was due to a slight increase in average invested assets, reflecting positive operating cash flows. Investment income from the increase in average invested assets was partially offset by lower yields due to lower interest rates on new investments, compared with yields on maturing, called or prepaid investments.

Our investment income yields were:

	THREE MONTHS ENDED SEPTEMBER 30		NINE MONTHS ENDED SEPTEMBER 30
	2005	2004	2005	2004
Pretax	4.8%	5.0%	4.9%	5.2%
After-tax	3.5%	3.6%	3.6%	3.8%

NET REALIZED INVESTMENT GAINS AND LOSSES

Pretax net realized investment gains and losses for the three and nine months ended September 30, 2005 and 2004 by portfolio were:

	THREE MONTHS ENDED SEPTEMBER 30		NINE MONTHS ENDED SEPTEMBER 30
	2005	2004	2005	2004
P&C	$6.6	$41.8	$53.3	$162.4
Corporate	(2.7)	8.7	(2.1)	15.8

Total Pretax Net Realized Investment Gains	$3.9	$50.5	$51.2	$178.2

Pretax net realized investment gains and losses for the three and nine months ended September 30, 2005 and 2004 by component were:

	THREE MONTHS ENDED SEPTEMBER 30		NINE MONTHS ENDED SEPTEMBER 30
	2005	2004	2005	2004
Net Gains on Securities Transactions	$11.6	$53.8	$61.1	$187.3
Impairments on Fixed Maturities	(3.6)	(3.3)	(5.1)	(8.8)
Impairments on Marketable Equity Securities	(1.9)	(0.2)	(2.8)	(0.3)
Other, Net	(2.2)	0.2	(2.0)	—

Total Pretax Net Realized Investment Gains	$3.9	$50.5	$51.2	$178.2

Net Gains on Securities Transactions – The decrease in net gains on securities transactions in the third quarter and first nine months of 2005, compared with the same period of 2004 was due to sales of marketable equity securities in 2004. Significant appreciation in our equity holdings increased the weight of the marketable equity securities within our portfolio and we sold marketable equity securities during 2004 to reduce our holdings to our target of 10% of the total investment portfolio. The sale of marketable equity securities resulted in net realized investment gains of $14.7 in the third quarter of 2004 and $91.0 in the first nine months of 2004.

Impairments – We closely monitor every investment that has declined in fair value to below our amortized cost. If we determine that the decline is other-than-temporary, we write down the security to its fair value and record the charge as an impairment loss in Net Realized Investment Gains in the Consolidated Statements of Income (Loss) in the period that we make that determination.

In our impairment determination process, we consider the financial condition and future prospects of the issuer as well as our intent and ability to hold investments with declines in value long enough for them to recover in value. However, our intent to hold the investment could change if we observe further credit deterioration in the issuer.

Pretax investment impairments for the three and nine months ended September 30, 2005 and 2004 by portfolio were:

	THREE MONTHS ENDED SEPTEMBER 30		NINE MONTHS ENDED SEPTEMBER 30
	2005	2004	2005	2004
P&C	$5.5	$3.5	$7.4	$9.1
Corporate	—	—	0.5	—

Total Pretax Investment Impairments	$5.5	$3.5	$7.9	$9.1

For the three months ended September 30, 2005, the fair value of fixed maturities and marketable equity securities that we sold at a loss was $504.3, compared with $48.5 in the same period last year. For the nine months ended September 30, 2005, the fair value of fixed maturities and marketable equity securities that we sold at a loss was $594.6, compared with $221.2 in the same period last year. Our total net realized investment loss on these sales for the three months ended September 30, 2005 was $9.9, compared with $2.3 in the same period last year. Our total net realized investment loss on these sales for the nine months ended September 30, 2005 was $14.3, compared with $16.7 for the same period in 2004. The increase in securities sold at a loss during 2005 was due to sales of fixed maturities to fund our accelerated share repurchase program and the sale of lower-yielding taxable bonds to purchase tax-exempt securities as we grow our municipal portfolio.

We continually monitor our investment portfolio and markets for opportunities to:

•	Improve credit quality

•	Reduce our exposure to companies and industries with credit problems

•	Manage call risk

Investment Portfolio

This table summarizes our investment portfolio at September 30, 2005 and December 31, 2004:

SEPTEMBER 30, 2005	COST OR AMORTIZED COST	CARRYING VALUE
P&C
Fixed Maturities – Taxable	$6,287.1	$6,344.2
Fixed Maturities – Non-taxable	2,509.2	2,647.9
CORPORATE
Fixed Maturities – Taxable	391.7	385.4

Total Fixed Maturities	9,188.0	9,377.5
Marketable Equity Securities	731.5	1,126.7
Other Invested Assets	9.6	9.6

Total Investment Portfolio	$9,929.1	$10,513.8

DECEMBER 31, 2004	COST OR AMORTIZED COST	CARRYING VALUE
P&C
Fixed Maturities – Taxable	$6,488.5	$6,674.4
Fixed Maturities – Non-taxable	2,058.4	2,209.5
CORPORATE
Fixed Maturities – Taxable	411.1	410.4

Total Fixed Maturities	8,958.0	9,294.3
Marketable Equity Securities	640.3	1,101.4
Other Invested Assets	8.5	8.5

Total Investment Portfolio	$9,606.8	$10,404.2

As of September 30, 2005, our fixed maturities, carried at $9,377.5 included:

•	Gross unrealized gains of $270.5

•	Gross unrealized losses of $81.0

As of September 30, 2005, our marketable equity securities, carried at $1,126.7 included:

•	Gross unrealized gains of $405.2

•	Gross unrealized losses of $10.0

As of December 31, 2004, our fixed maturities, carried at $9,294.3 included:

•	Gross unrealized gains of $358.1

•	Gross unrealized losses of $21.8

As of December 31, 2004, our marketable equity securities, carried at $1,101.4 included:

•	Gross unrealized gains of $463.3

•	Gross unrealized losses of $2.2

Investments in the banking industry accounted for 14.5% of the total gross unrealized losses at September 30, 2005 and 14.7% of the total gross unrealized losses at December 31, 2004.

We reviewed all our investments with unrealized losses as of September 30, 2005. Our evaluation determined that for all investments, other than those for which we recognized an impairment charge, their declines in fair value were temporary.

This table shows by maturity the total amount of gross unrealized losses on fixed maturities and marketable equity securities at September 30, 2005:

SEPTEMBER 30, 2005	COST OR AMORTIZED COST	FAIR VALUE	COST OR AMORTIZED COST IN EXCESS OF FAIR VALUE
Fixed Maturities:
One Year or Less	$128.1	$127.2	$(0.9)
Over One Year through Five Years	2,553.0	2,507.3	(45.7)
Over Five Years through Ten Years	634.4	622.5	(11.9)
Over Ten Years	506.2	498.9	(7.3)
Mortgage-Backed Securities	962.0	946.8	(15.2)

Total Fixed Maturities	4,783.7	4,702.7	(81.0)
Total Marketable Equity Securities	225.9	215.9	(10.0)

Total	$5,009.6	$4,918.6	$(91.0)

Unrealized losses on our fixed maturities that have been in a loss position for more than a year at September 30, 2005 were $17.3, compared with $2.6 at December 31, 2004, reflecting changes in interest rates. Unrealized losses on our marketable equity securities that have been in a loss position for more than a year at September 30, 2005 were $1.4. There were no unrealized losses on our marketable equity securities that had been in a loss position for more than a year at December 31, 2004.

These unrealized losses were less than 1% of our total portfolio at September 30, 2005 and December 31, 2004.

We continue to monitor these securities as part of our overall portfolio evaluation. If we determine an unrealized loss to be other-than-temporary, we report an impairment loss. We report impairment losses in the same period that we make the determination.

DIVERSIFICATION

Our investment portfolio is well-diversified by issuer and industry type, with no single issuer, except U.S. government fixed maturities, exceeding 1% of our consolidated investment portfolio.

These tables show our investment types and industries of our fixed maturities and marketable equity securities that exceed 3% of our portfolio at September 30, 2005 and December 31, 2004:

SEPTEMBER 30, 2005	CARRYING VALUE	PERCENT OF TOTAL
States and Political Subdivisions	$3,020.7	28.7%
Banks	1,134.9	10.8
U.S. Government and Agencies	1,039.8	9.9
Diversified Financial Services	437.1	4.2
Electric Utilities	434.6	4.1
Mortgage-Backed Securities	1,289.8	12.3
Other	3,147.3	29.9

Total Fixed Maturities and Marketable Equity Securities	10,504.2	99.9
Other Invested Assets	9.6	0.1

Total Investment Portfolio	$10,513.8	100.0%

DECEMBER 31, 2004	CARRYING VALUE	PERCENT OF TOTAL
States and Political Subdivisions	$2,547.7	24.5%
U.S. Government and Agencies	1,160.3	11.2
Banks	1,053.1	10.1
Diversified Financial Services	483.3	4.6
Electric Utilities	451.7	4.3
Mortgage-Backed Securities	1,283.1	12.3
Other	3,416.5	32.9

Total Fixed Maturities and Marketable Equity Securities	10,395.7	99.9
Other Invested Assets	8.5	0.1

Total Investment Portfolio	$10,404.2	100.0%

The quality ratings of our fixed maturities portfolio were:

RATING	PERCENT AT SEPTEMBER 30 2005	PERCENT AT DECEMBER 31 2004
AAA	44.9%	43.0%
AA	12.1	11.0
A	27.6	29.4
BBB	13.2	13.8
BB and lower	1.3	1.8
Not Rated	0.9	1.0

Total	100.0%	100.0%

BELOW INVESTMENT GRADE AND OTHER SECURITIES

A security is considered below investment grade if it has a rating below BBB. Our consolidated investment portfolio included below investment grade fixed maturities with a fair value of:

•	$125.8 at September 30, 2005

•	$166.2 at December 31, 2004

At September 30, 2005, these securities represented 1.3% of our total fixed maturities at fair value. At December 31, 2004, these securities represented 1.8% of our total fixed maturities at fair value. The related amortized cost of the below investment grade fixed maturities at September 30, 2005 was $120.8, compared with $155.4 at December 31, 2004.

As of September 30, 2005, our below investment grade securities included:

•	Gross unrealized gains of $5.6

•	Gross unrealized losses of $0.6

As of December 31, 2004, our below investment grade securities had gross unrealized gains of $10.8 and no gross unrealized losses.

At September 30, 2005, our investment portfolio also included:

•	$128.1 of non-publicly traded fixed maturities and marketable equity securities – representing 1.2% of our total portfolio

•	$85.5 of not-rated fixed maturities – securities not rated by a national rating service – representing 0.8% of our total portfolio

At December 31, 2004, our investment portfolio included:

•	$122.8 of non-publicly traded fixed maturities and marketable equity securities – representing 1.2% of our total portfolio

•	$89.1 of not-rated fixed maturities – representing 0.9% of our total portfolio

MORTGAGE-BACKED SECURITIES

This table summarizes our holdings of mortgage-backed securities at September 30, 2005.

SEPTEMBER 30, 2005	COST OR AMORTIZED COST	CARRYING VALUE
		AMOUNT	PERCENT
RESIDENTIAL
Planned and Targeted Amortization Class and Sequential Pay CMOs	$649.3	$640.8	49.7%
Subordinates	57.5	57.8	4.5
Accrual Coupon (Z-Tranche) CMOs	9.6	10.1	0.8
Residential Mortgage-Backed Pass-Throughs (Non-CMOs)	6.6	6.6	0.5

Total Residential	723.0	715.3	55.5

SECURITIZED COMMERCIAL REAL ESTATE
CMBS Seniors	346.9	349.0	27.0
CMBS Subordinates	94.3	98.1	7.6
Government/Agency-Backed	63.0	64.3	5.0

Total Securitized Commercial Real Estate	504.2	511.4	39.6
Asset-Backed Seniors and Subordinates	63.5	63.1	4.9

Total	$1,290.7	$1,289.8	100.0%

Here are the quality ratings of our mortgage-backed securities portfolio.

RATING	PERCENT AT SEPTEMBER 30, 2005
Government/Agency-Backed	35.9%
AAA	51.4
AA	5.1
A	3.0
BBB	4.5
BB or lower	0.1

Total	100.0%

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

Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d) of the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated our internal control over financial reporting to determine whether any changes occurred during the quarter covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, management has determined that there has been no such change during the third quarter.

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

In July 2004, the Roman Catholic Archdiocese of Portland filed for bankruptcy protection in the U.S. Bankruptcy Court for the District of Portland. In connection with this bankruptcy, the Archdiocese has listed insurance policies allegedly issued by Safeco Insurance entities as assets in such bankruptcy, and has filed a lawsuit alleging that Safeco entities wrongfully denied coverage for claims alleging sexual misconduct by clergy and misconduct by the Archdiocese. Safeco denies that any insurance coverage is owed the Portland Archdiocese and will vigorously defend itself in the lawsuit against it.

On July 19, 2005, Safeco received a letter from counsel to one of our shareholders asserting that Safeco’s directors and certain former officers breached their duty of care and loyalty in approving an agreement for the sale of Talbot Financial Corporation in July 2004. The asserted breach relates to certain contingent payments to three former officers of Talbot Financial Corporation to be paid by the purchaser. The letter: (a) demands that Safeco commence an action against the directors who approved the transaction and against the former officers to recover the amount of the contingent payments, alleged to be between $44.4-$49.4, and (b) threatens to pursue a derivative action in the name of Safeco if we fail to remedy the damages alleged by the shareholder. Safeco’s board of directors has formed a special committee of directors who were not involved in approving the sale of Talbot Financial Corporation to review this matter and that review is underway.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchase of Equity Securities

			Total Number of Shares Purchased as part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Period	Total Number of Shares Purchased	Average Price Paid Per Share
July 1-31	2,882,962	54.53	2,872,300	5,366,925
August 1-31	558,000	53.23	558,000	4,808,925
September 1-30	529,678	52.41	529,678	4,279,247

Total	3,970,640	54.06	3,959,978

(1)	We announced in July 2005 that we intended to repurchase $150.0 to $250.0 of our common stock before the end of the year. In this regard, we repurchased 1,207,678 shares of our common stock at a price of $53.06 per share under a Rule 10b5-1 trading program in the third quarter. In addition, on July 25, 2005, we announced the repurchase of 2,752,300 shares, or 2.2%, of our outstanding common stock through an accelerated share repurchase program. We purchased the shares from a dealer at a price of $54.50 per share for a total of $150.3, including transaction costs.

On June 16, 2005, we entered into a share repurchase agreement with James W. Ruddy, who retired on that date after thirty years of service, having served as our general counsel since 1989. On July 28, 2005, we repurchased 10,662 shares from Mr. Ruddy pursuant to this agreement.

ITEM 6 – EXHIBITS

10.1	Executive Transition Services Agreement between Safeco Corporation and Christine B. Mead, dated August 11, 2005.

10.2	Employment Agreement between Safeco Corporation and Arthur Chong dated October 14, 2005.

31.1	Certification of Chief Executive Officer of Safeco Corporation, dated November 4, 2005, in accordance with Securities Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer of Safeco Corporation, dated November 4, 2005, in accordance with Securities Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer of Safeco Corporation, dated November 4, 2005, in accordance with 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of Safeco Corporation, dated November 4, 2005, in accordance with 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Safeco Corporation and Subsidiaries

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 4, 2005.

Safeco Corporation
Registrant

/s/ Charles F. Horne, Jr.
Charles F. Horne, Jr.
Sr. Vice President and Controller