Form 10-K
period 2005-12-31
SAFECO CORP
filed 2006-02-23
CIK 86104

United States Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Fiscal Year Ended December 31, 2005

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Transition Period from                      to

Commission File Number 1-6563

Safeco Corporation

State of Incorporation: Washington

I.R.S. Employer I.D. No.: 91-0742146

Address of Principal Executive Offices: Safeco Plaza, Seattle, Washington 98185

Telephone: 206-545-5000

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act: Common Stock, No Par Value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☒  NO ☐

Indicate by check mark if the registrant is not required to file reports, pursuant to Section 13 or Section 15(d) of the Act. YES ☐  NO ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒  NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐  NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2005, was $6,900,000,000.

123,273,975 Shares of Common Stock were outstanding at February 15, 2006.

Documents Incorporated by Reference: Portions of the registrant’s definitive Proxy Statement for the 2006 annual shareholders meeting are incorporated by reference into Part III.

Safeco Corporation and Subsidiaries

Index to Financial Statements, Schedules and Exhibits

Part I

(Dollar amounts in millions except for ratios and per-share data unless noted otherwise)

Item 1: OUR BUSINESS

We are a Washington State corporation with headquarters in Seattle. We had 9,181 employees at February 15, 2006. We’ve been in business since 1923 serving the insurance needs of drivers, home owners and small- and mid-sized businesses. Our business helps people protect what they value and deal with the unexpected.

As a focused property and casualty (P&C) company, we are intent on offering a competitive mix of insurance coverages and pricing to our distributors and customers, and fulfilling the promise of our insurance products when a loss occurs. In recent years, we’ve extended our market reach by expanding the number of price segments for our products. We continually refine our segmented models to find acceptably priced risks.

In 2005, we delivered underwriting profits in all our major lines of business, demonstrating our disciplined approach to risk selection. We also rolled out more products and self-service capabilities on Safeco Now ® – our automated, Web-based sales-and-service platform. From auto and homeowners policies to business owner policies and commercial multi-peril insurance, we and our agents and brokers can quote and issue a suite of Safeco products through a single interface.

For 2006, our goals are to:

•	Market our products in ways that mirror the diversity of consumers and their buying preferences

•	Make progress to become a low-cost carrier

•	Deploy our capital to provide meaningful returns to our shareholders for the long run

•	Continue to build our infrastructure and technical capability

Our Vision and Strategy

Our vision is to be one of the top-performing P&C insurance companies in the industry.

Our strategy is principally to offer standardized auto, homeowners and small- and mid-sized commercial insurance products over a unified sales-and-service platform to meet the needs of our distributors and insurance consumers. We focus on the personal and commercial insurance products purchased by the vast majority of consumers in the United States. We call these “standardized” products because they don’t require significant customization and they’re well-suited to automated underwriting and sales-and-service support. We continually work to refine our segmented pricing models and accurately match rate to risk. We also are a top-tier surety carrier, and our surety products are primarily non-automated.

We deliver the majority of our products to our agents and brokers over our Safeco Now automated platform, which gives our distributors a single point of entry to sell our major P&C products in a matter of minutes. Most of our pricing, underwriting and servicing processes are presented through this platform.

We sell our insurance products principally through independent agents and brokers who provide customers with choice and advice. We motivate our distributors by giving them more to sell (multiple lines of personal and commercial insurance), making it easier for them to sell (through technology and other ease-of-business tools), helping them make more money selling our products (through increased operational efficiencies), and providing competitive compensation programs. We also sell directly on the Internet through our same, easy-to-use Web-based platform.

We measure the success of our strategy by tracking our performance against the following three financial indicators:

•	Earnings per share

•	Return on equity

•	Revenue growth

The following table shows the trends in these three key measures:

	2005	2004	2003
Net Income Per Diluted Share	$5.43	$4.16	$2.44
Net Return on Equity	17.2%	12.6%	7.0%
Total Revenues	$6,351.1	$6,195.4	$5,450.1

Our Products

Our revenues come from the premiums we earn on the insurance policies we write in our four business segments and the income we earn from our investment of these premium dollars.

Our four business segments include:

•	Safeco Personal Insurance – offers auto, homeowners and other property and specialty insurance products for individuals

•	Safeco Business Insurance – offers business owner policies, commercial auto, commercial multi-peril, workers compensation, commercial property and general liability policies to small- and mid-sized businesses

•	Surety – offers bonds that provide payment and performance guarantees primarily for construction businesses and corporations

•	P&C Other – includes large-commercial business accounts in runoff and other business and programs we have exited

The charts below show net earned premiums, which is equivalent to our premium revenues. We use “net” because some of our premiums are ceded to reinsurers, which protect our capital just as insurers protect their customers.

Net earned premiums for our business segments were as follows:

YEAR ENDED DECEMBER 31	2005		2004		2003
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Safeco Personal Insurance	$3,831.8	66.0%	$3,639.4	65.8%	$3,245.4	66.2%
Safeco Business Insurance	1,704.1	29.4	1,668.0	30.2	1,481.3	30.2
Surety	260.9	4.5	203.0	3.7	153.6	3.2
P&C Other	8.6	0.1	18.7	0.3	21.5	0.4

Total	$5,805.4	100.0%	$5,529.1	100.0%	$4,901.8	100.0%

We sell our insurance products in all 50 states within the United States. Our top 10 states, measured by net earned premiums, were as follows:

YEAR ENDED DECEMBER 31	2005		2004		2003
	Amount	% of Total	Amount	% of Total	Amount	% of Total
California	$952.7	16.4%	$940.3	17.0%	$833.3	17.0%
Washington	646.2	11.2	647.4	11.7	602.4	12.3
Texas	587.5	10.1	577.1	10.4	476.1	9.7
Florida	304.6	5.3	248.7	4.5	191.0	3.9
Oregon	292.1	5.0	282.9	5.1	265.0	5.4
Connecticut	232.1	4.0	231.3	4.2	192.9	3.9
Missouri	220.5	3.8	209.1	3.8	190.9	3.9
Illinois	219.6	3.8	214.0	3.9	207.3	4.2
New York	146.2	2.5	127.7	2.3	103.0	2.1
Georgia	134.8	2.3	112.8	2.1	98.7	2.0

Total 10 Largest States	3,736.3	64.4	3,591.3	65.0	3,160.6	64.4
All Others	2,069.1	35.6	1,937.8	35.0	1,741.2	35.6

Total	$5,805.4	100.0%	$5,529.1	100.0%	$4,901.8	100.0%

Safeco Personal Insurance

Net earned premiums for Safeco Personal Insurance by reportable segment were as follows:

YEAR ENDED DECEMBER 31	2005	2004	2003
Auto	$2,820.4	$2,628.6	$2,241.5
Property	913.3	920.6	920.9
Specialty	98.1	90.2	83.0

Total	$3,831.8	$3,639.4	$3,245.4

Auto – We provide coverage for our customers’ liability to others for both bodily injury and property damage, for injuries sustained by our customers, and for physical damage to our customers’ vehicles from collision and other hazards.

Our tiered auto product, available in 43 of the 44 states where we write auto business, covers more than 95% of all auto insurance applications in our agents’ offices, and allows us to match rates more closely to the risks we insure. Our automated underwriting and segmentation reflects both traditional underwriting methods and state-of-the-art predictive modeling techniques. This helps drive competitive pricing and profitability. Safeco Now – the platform for this automated underwriting process – allows agents and consumers to quote and sell or purchase policies faster, enabling us to simplify the sales process (see further discussion on page 10).

In 2004 and 2005, we enhanced Safeco Now to streamline the service process for agents and policyholders. Our agents now can efficiently handle most auto policy changes and endorsements online. These endorsements include vehicle additions and deletions, vehicle replacements or updates, coverage and deductible changes.

In 2005, we began launching our updated underwriting and pricing model for our auto product, which is now in place in 31 of the 44 states where we write auto business. The updated model further increases the sophistication and accuracy in our underwriting and pricing, giving us greater precision in matching rate to each risk. One of the primary changes we’ve made is to use our own vehicle groupings (known as rating symbols) based on our experience and data rather than industry vehicle rating symbols. Using these groupings allows us to vary some of our deductibles.

Property – We provide homeowners, dwelling fire, earthquake and inland marine coverage for individuals through our property business. Our property coverages protect homes, condominiums and rental property contents against losses from a wide variety of hazards. We also protect individuals from liability for accidents that occur on their property.

We target new property insurance business by offering competitive pricing on policies while carefully managing our exposure to catastrophic events, such as hurricanes, earthquakes and wildfires. As in our other lines of business, we look for growth in property insurance that meets our profitability targets.

We employ our tiered pricing structure for homeowners insurance in 43 of the 44 states where we write property business. Like auto, our tiered homeowners product allows us to match rates more closely to the risks we insure, and our agents can quote and issue our property products over the online Safeco Now platform. In 2005, we completed the launch of our dwelling fire product on Safeco Now. Our dwelling fire product insures dwellings and personal property against covered losses, such as fire, wind, explosion, smoke and vandalism.

Specialty – We offer umbrella, recreational vehicle, motorcycle and boat owners insurance coverage for individuals. These specialty products round out our personal lines portfolio so we can provide products to meet the majority of our policyholders’ personal insurance needs. In 2005, we added our motorcycle product to the Safeco Now platform in 31 of the 44 states where we write specialty business. We will launch our umbrella product on our automated platform in 2006.

Safeco Business Insurance

Net earned premiums for Safeco Business Insurance by reportable segment were as follows:

YEAR ENDED DECEMBER 31	2005	2004	2003
SBI Regular	$1,272.2	$1,224.7	$1,097.5
SBI Special Accounts Facility	431.9	443.3	383.8

Total	$1,704.1	$1,668.0	$1,481.3

SBI Regular – We offer a variety of commercial insurance products designed for small- and mid-sized businesses (customers who pay annual premiums of $200,000 or less). Our principal business insurance products include business owner policies (BOP), commercial auto, commercial multi-peril, workers compensation, commercial property and general liability insurance.

We are one of the largest writers of small-business insurance selling primarily through independent agents and brokers in the United States. This market is highly fragmented and not precisely measured. Many companies write small-business insurance, each with a small share of the market. Given the increasing number of small businesses in the United States and the lack of a dominant market leader, we see growth potential in this segment. Our goal is to become the leading writer of small-business insurance.

In 2003 and 2004, we launched our BOP, commercial auto and workers compensation products on Safeco Now. In 2005, we became one of the first insurance companies to fully automate the sale of commercial multi-peril insurance to more than 800 classes of small- to mid-sized businesses. In all 50 states where we write commercial business, independent agents and brokers now can go online using Safeco Now and quote a commercial multi-peril policy with the same ease as writing a BOP policy.

SBI Special Accounts Facility – We write policies covering large-commercial accounts (customers who pay annual premiums of more than $200,000) for our key agents and brokers who sell our core products. We also write four specialty commercial programs: lender-placed property insurance, agents’ errors and omissions insurance, property and liability insurance for mini-storage and warehouse properties, and professional and general liability insurance for non-profit social service organizations.

Surety

We provide surety bonds for construction, performance and legal matters that include appeals, probate and bankruptcies.

P&C Other

This segment includes results for large-commercial business accounts and commercial specialty programs we have placed in runoff, the London operations we sold in July 2005, and other product lines we have exited.

Corporate

In our Corporate segment, we include:

•	Interest expense we pay on our debt

•	Loss on debt repurchases

•	Intercompany eliminations

•	Miscellaneous corporate investment and other activities

In 2005, we repurchased 4.5 million shares, or 3.6%, of our outstanding common stock at a total cost of $239.2 under stock buyback programs. We also repurchased $25.9 of debt for $29.8, resulting in a $4.0 pretax ($2.6 after-tax) loss on debt repurchases. In 2004, we repurchased 13.2 million shares, or 9.5%, of our then outstanding common stock at a total cost of $625.0 under an accelerated stock buyback program. We also repurchased $618.4 of debt for $735.2, resulting in a $121.0 pretax ($78.7 after-tax) loss on debt repurchases.

Additional financial information on our segments can be found in the Our P&C Operating Results section on page 54 and Our Corporate Results section on page 73 of our Management’s Discussion and Analysis (MD&A) and Note 15 to our Consolidated Financial Statements.

Our Competition and Distribution

We operate in a highly competitive property and casualty insurance industry. We compete for independent distributors and policyholders with thousands of domestic and foreign insurance companies. Competitive factors include:

•	Ease of doing business between insurers and distributors

•	Product price

•	Customer service

•	Claims handling

•	Agent/broker compensation structure

•	Financial strength and ratings of insurers

•	Reputation

•	Brand recognition

Because we sell our products principally through independent distributors who represent more than one insurance carrier, we compete not only for personal and commercial insurance customers, but also for agents and brokers. As a result, our first sale is primarily to the agent or broker, then to the policyholder. Both are customers to us. Within our distributors’ offices, we compete with:

•	National monoline carriers

•	Major multiline carriers

•	More than 2,000 small regional carriers

Since 2004, we have brought together our major auto, property and small- to mid-sized commercial products on our online Safeco Now sales-and-service platform. This agent workplace is Web-based and features a single point of entry for 11 Safeco personal and commercial products, including certain surety bonds. Safeco Now allows agents and brokers to quote and sell these products in minutes and provides them with seamless cross-sell opportunities.

Safeco Now is easy for our agents and brokers to use relative to manual underwriting, drives operating efficiencies in their offices, and gives us a competitive advantage over small regional carriers that have not made (or cannot afford) such investments in technology or larger carriers that do not have as advanced tools.

Service and Claims Administration

Service

Like our policyholders, our agents and brokers value choice, too. We give them a choice when it comes to customer service support. If agents prefer to handle service transactions on their own, we offer on-demand training solutions – live, online virtual classrooms, recorded sessions, and robust user-assistance tools imbedded in our systems and applications to maximize their efficiency. This, in turn, enables our agents and brokers to easily learn how to place new business, service existing business and check status on bills and claims. We also offer phone support and expert troubleshooting if they need help completing a service transaction.

In 2005, we introduced a simplified billing system for personal lines policies. Once fully converted, this system will improve the agent and customer experience by providing combined account billing for personal auto and property policies. The Web-based billing screens will be easier to use and provide more detailed account history, along with greater self-service capability for our agents, such as the ability to change billing plans online. These changes also will help our customer service professionals provide more effective and efficient support to both distributors and policyholders.

If agents prefer not to handle their own service, we offer a “for fee” service center. The service center will then handle all service-related issues for the agents.

Claims Administration

Our products become real for our policyholders when they file claims. Our most visible product is the quality service and support we provide when a customer experiences a loss and files a claim – whether it’s a fender-bender or the loss of a home.

We have a team of more than 3,000 claims professionals across the country in 19 offices. They handled approximately 97% of our claims in 2005, including those from the hurricanes along the Gulf Coast and Florida.

When disaster strikes, our National Catastrophe Team immediately mobilizes to assess the damage, issue payments to cover temporary living expenses and emergency repairs, and provide support to our customers. In most cases, we issue some payment to customers on the spot following a disaster.

We contract with independent adjusters in remote locations where it’s impractical to use our own employees. We also use independent adjusters in extreme catastrophes when and where additional adjusters are needed. We supplemented our National Catastrophe Team with independent adjusters to service less-severe claims following Hurricanes Katrina, Rita and Wilma. Independent adjusters serviced 47% of the total 2005 hurricane claims.

Our claims processing practices combine the efficiency of centralized claims handling and customer service centers with the flexibility of field representatives. Our client service system supports a paperless claims environment, so our field representatives are not restricted to a specific physical location. We have distinct claims-handling functions to address complex claims, such as surety, workers compensation, asbestos, environmental and construction defects.

Customers can receive prompt repair estimates and claim checks in hand when their cars are damaged but drivable by visiting one of our drive-in claims centers. To better serve our customers and use resources efficiently, we are committed to our drive-in program. We increased the number of these centers by 80% in 2005 and plan further expansion in 2006.

Loss and Loss Adjustment Expense Reserves

Our ability to estimate our loss and loss adjustment expense (LAE) reserves accurately affects the viability and financial strength of our operations. Loss and LAE reserves reflect our estimates of ultimate amounts for losses from claims and related settlement expenses that we have not yet paid to settle both reported and unreported claims.

We record two categories of loss and LAE reserves – case-basis reserves and incurred but not reported (IBNR) reserves.

We estimate case-basis reserves as the amount we will have to pay for losses that have already been reported to us, but are not yet fully paid. These amounts include related legal expenses and other costs associated with resolving and settling a particular claim.

We establish IBNR reserves at the end of every reporting period to estimate the amount we will have to pay for:

•	Losses that have occurred, but have not yet been reported to us

•	Losses that have been reported to us that may ultimately be paid out differently than expected by our case-basis reserves

•	Losses that have been paid and closed, but may reopen and require future payment

•	Expenses related to resolving and settling these losses

We use actuarial methods combined with judgment to estimate IBNR reserves.

Additional information about loss and LAE reserves can be found in the Loss and Loss Adjustment Expense Reserves section of our MD&A on page 31.

Reinsurance

Our policyholders buy insurance from us to reduce the financial impact of the losses they may suffer. In turn, we purchase reinsurance to limit the financial impact of policyholder losses and our exposure to catastrophic events.

We purchase reinsurance from several providers and are not dependent upon any single reinsurer. When we select reinsurers, we have requirements on minimum financial strength ratings, surplus level and the number of years a company has acted as a reinsurer. Reinsurance does not eliminate our liability to our policyholders. We remain primarily liable to policyholders for the risks we insure.

We purchase reinsurance primarily to cover:

•	Property catastrophes

•	Workers compensation

•	Commercial property

•	Commercial umbrella

•	Surety

Additional information about reinsurance can be found in the Reinsurance section of our MD&A on page 69.

Regulation

Insurance is a highly regulated industry in the United States. Our insurance subsidiaries do business in and operate under the regulations of all 50 states and the District of Columbia. States regulate the insurance industry primarily to protect the interest of policyholders and to ensure the financial viability of the insurance companies they regulate.

The nature and extent of such regulation and supervision vary from state to state, and regulation of the insurance industry is subject to change. In general, the current regulations under which we operate include:

•	Licensing of insurers – Our insurance subsidiaries are licensed and supervised by departments of insurance in each of the states where we do business.

•	Regulation of distributors – We may only sell insurance through properly licensed distributors, such as agents and brokers who have met the eligibility requirements of the applicable state.

•	Capital and surplus requirements – The amount of premiums we can write is limited in relation to our total policyholders’ surplus. The limit is dependent on factors such as the type of insurance we write, the reasonableness of our reserves, and the quality of our assets.

•	Investment and dividend limitations – As a holding company, we rely on dividends from our insurance subsidiaries to pay shareholder dividends and to pay principal and interest on our debt. State regulations limit the amount of dividends our insurance subsidiaries can pay to us without regulatory approval.

•	Authority to discontinue business or exit a market – Most states regulate our ability to discontinue business or exit a market, and limit our ability to cancel or refuse to renew policies. Some states prohibit us from withdrawing from one or more lines of business within the state unless a plan is approved by the state department of insurance.

•	Insurance premium rates and policy forms – All states prohibit insurance premiums from being excessive, inadequate or unfairly discriminatory. Most states require that we file price schedules, policy forms and supporting information for review by the insurance department. The filing and approval process can affect our ability to adjust pricing in a timely manner, and a state may deny a proposed price change altogether.

•	Reasonableness of reserves for losses – States require that we analyze the reasonableness of our reserves annually and report this information to their department of insurance.

•	Transactions with affiliates – We are required to provide notice to the state before entering into certain material transactions with our insurance subsidiaries. Some transactions require state approval as well.

•	Changes in control – Any acquisition or “change of control” of an insurer requires prior approval by the domiciled state insurance regulator.

•	Guaranty funds and other non-voluntary participations – Some states require that we contribute to state guaranty funds to cover policyholder losses resulting from the impairment or insolvency of other insurers. As a condition of writing policies in certain states, we are also required to participate in assigned risk plans, reinsurance facilities and joint underwriting associations that provide insurance to individuals or entities who otherwise would be unable to purchase such coverage.

•	Market conduct and financial examination – State laws govern and state insurance departments periodically examine our financial condition and many aspects of our conduct in the market. They also require that we file financial and other reports on an annual and quarterly basis.

STATUTORY ACCOUNTING – The accounting basis required by the state regulatory authorities is called statutory accounting principles, or SAP. These principles differ in some respects from U.S. generally accepted accounting principles, or GAAP. For example, in reporting loss and LAE reserves on our Consolidated Balance Sheets:

•	SAP requires us to reduce our loss and LAE reserves for reinsurance recoverables; and

•	GAAP requires us to report our loss and LAE reserves without reduction for our reinsurance recoverables, which are reported separately as an asset

As a result, our loss and LAE reserves at December 31, 2005, were:

•	$4,909.9 in our annual financial statements filed with state regulatory authorities, in accordance with SAP, net of reinsurance

•	$5,358.2 in our Consolidated GAAP Financial Statements

More information about state regulation can be found in the Regulatory Considerations section of our MD&A on page 85. More information about our loss and LAE reserves can be found in Note 5 to our Consolidated Financial Statements. More information about our reinsurance recoverables can be found in Note 6 to our Consolidated Financial Statements.

EXECUTIVE OFFICERS OF THE REGISTRANT

Here are our executive officers as of February 15, 2006. No family relationships exist among our executive officers.

Officer Name	Age	Positions with Safeco and Business Experience
Paula Rosput Reynolds	49	President and Chief Executive Officer since January 2006. Before joining Safeco, Ms. Reynolds was employed at AGL Resources, an Atlanta-based energy services holding company, where she served as Chairman (beginning in 2002) and President and Chief Executive Officer from 2000 to 2005. Ms. Reynolds spent her prior career in the energy industry, serving as President of Atlanta Gas Light Company and President and Chief Executive Officer of Duke Energy North America of Houston before joining AGL Resources. In addition to serving on Safeco’s board of directors, Ms. Reynolds serves as a director for Coca-Cola Enterprises and Delta Air Lines.

Michael E. LaRocco	49	President and Chief Operating Officer, Safeco Insurance Companies, since February 2006. Co-President, Safeco Insurance Companies from November 2004 to February 2006. Prior to November 2004, Mr. LaRocco had served as the President and Chief Operating Officer, Safeco Personal Insurance since July 2001. From 1994 to July 2001, Mr. LaRocco was an executive at GEICO Corporation, where he served in a number of capacities, most recently Regional Vice President, Northeast Region from 1998 to 2001.

John Ammendola	40	Senior Vice President, Safeco Personal Insurance, Product and Underwriting, Safeco Insurance Companies, since November 2004. Vice President of P&C Service from May 2002 to November 2004. Prior to May 2002, Mr. Ammendola was employed at GEICO Corporation since January 2000, where he was the Mid-Atlantic Assistant Vice President and Director of Northeast Regional Sales and Underwriting.

Eleanor Barnard	57	Senior Vice President, Sales, Safeco Insurance Companies, since November 2004. Vice President, Sales and Distribution, Safeco Insurance Companies, May 2002 to November 2004. Before coming to Safeco, Ms. Barnard served in a number of capacities, most recently as Senior Vice President, Central Sales & Marketing with CNA Insurance Companies from 1996 to 2001.

Arthur Chong	52	Executive Vice President and Chief Legal Officer, Safeco Corporation, since November 2005. Prior to joining Safeco, Mr. Chong served as Deputy General Counsel of McKesson Corporation, a healthcare services company, from 1999 to November 2005.

Teresa J. Dalenta	41	Senior Vice President, Business Process Improvement and Chief Risk Officer, Safeco Insurance Companies, since February 2006. Senior Vice President, Finance, Risk and Investments, Safeco Insurance Companies, November 2004 to February 2006. Vice President, Corporate Actuarial and Risk Management from March 2002 to November 2004. Before joining Safeco, Ms. Dalenta was at Travelers Insurance Companies, where she was Senior Vice President, Personal Automobile Product Management and Actuarial, from 1999 to March 2002.

EXECUTIVE OFFICERS OF THE REGISTRANT (cont.)

Charles F. Horne, Jr.	46	Senior Vice President and Controller, Safeco Corporation, since May 2005. Vice President, Audit Services, from July 2002 to May 2005. Before July 2002, Mr. Horne served as a finance Director at Dell Computer Corporation, filling that position and other financial roles at Dell since March 1998.

W. Myron Hendry	57	Senior Vice President, Service, Safeco Insurance Companies, since November 2004. Vice President, Service, Safeco Insurance Companies, September to November 2004. Before joining Safeco, Mr. Hendry was at CNA Insurance Companies, most recently serving as Senior Vice President, Worldwide Operations from January 2000 to August 2004.

Michael H. Hughes	51	Senior Vice President, Safeco Business Insurance, Safeco Insurance Companies, since April 2002. Prior to joining Safeco, Mr. Hughes spent more than 20 years in commercial underwriting at The Hartford Financial Services, most recently serving as Executive Vice President, Affinity Personal Lines from 1996 to 2002.

Dale E. Lauer	59	Executive Vice President, Claims and Service, Safeco Insurance Companies, since February 2006. Executive Vice President, Claims, Large Commercial and Surety, Safeco Insurance Companies, from November 2004 to February 2006. Mr. Lauer has been with Safeco since 1972. He served as President and Chief Operating Officer, Safeco Business Insurance beginning in July 2001, and Senior Vice President of Safeco Business Insurance from 1997 to 2001.

Allie R. Mysliwy	51	Executive Vice President, Chief Business Services Officer, Safeco Corporation, since February 2006. Executive Vice President, Human Resources and Operations, Safeco Corporation, November 2004 to February 2006. Mr. Mysliwy has been a Human Resources officer with Safeco since 1994, most recently serving as Senior Vice President, Human Resources from July 2001 to November 2004 and Vice President of Human Resources from July 1999 to July 2001.

Yomtov Senegor	47	Executive Vice President, Chief Information Officer, Safeco Corporation, since November 2004. Senior Vice President, Corporate Strategy and Chief Information Officer from October 2001 to November 2004. Mr. Senegor was formerly a partner with Accenture (formerly Andersen Consulting), a management and technology consulting company, where he served as Central Region Insurance Managing Partner from November 1997 to October 2001.

Greg Tacchetti	37	Senior Vice President, P&C Business Process and Operations, Safeco Insurance Companies, since February 2006. Senior Vice President, Field Planning, Safeco Insurance Companies, November 2004 to February 2006. Senior Financial Officer, Safeco Personal Insurance, June 2002 to November 2004. Assistant Vice President, Personal Lines Underwriting, Safeco Insurance Companies, September 2001 to June 2002. Before joining Safeco, Mr. Tacchetti was the Operations Director, Northeast Region, GEICO Insurance from July 1999 to September 2001.

Internet Web Site

We make our periodic and current financial reports and related amendments available on our Web Site at www.safeco.com/ir at the same time as they are electronically filed with the Securities and Exchange Commission (SEC). The information found on our Web Site is not part of this or any other report we file with or furnish to the SEC.

Item 1A:	RISK FACTORS

The following list describes several risk factors facing our company:

•	We face strong competition from other property and casualty insurers, which may affect our growth and pressure our pricing – Competition within the property and casualty insurance industry continues to increase, particularly within our Auto and SBI segments. Many of our competitors have stronger brand recognition and access to greater financial resources than we do. Strong underwriting results in the personal auto insurance market have encouraged greater competition, and we are seeing increased competition for our mid-market commercial customers. Many providers are using increasingly sophisticated pricing models, and some are reducing prices. If we fail to maintain our discipline in pricing and underwriting in the face of this competition, our underwriting profits may be adversely affected.

Competition for customers has led to increased marketing and advertising by our competitors as well as the introduction of new insurance products. If we cannot effectively respond to increased competition for the business of our current and prospective customers, our policies-in-force may decline and our growth may slow.

•	Our underwriting results are dependent on our ability to match rate to risk. If our pricing models fail to price risks accurately, our profitability may be adversely affected – The profitability of our business substantially depends on the extent to which our actual claims experience is consistent with the assumptions we use in pricing our policies. We use automated underwriting tools for many of our products, as well as tiered pricing structures to match our premium rates to the risks we insure. As our business grows, we will write more policies in markets where we have less geographic presence and experience.

If we fail to price the risks we insure appropriately or our claims experience is more frequent or severe than our underlying risk assumptions, our profit margins could be negatively affected. To the extent we have overpriced risks, it may reduce our sales and our competitiveness. Either scenario may have an adverse impact on our underwriting profit and results of operations.

•	Our financial results may be adversely affected by the cyclical nature of the property and casualty business in which we participate – The property and casualty insurance market is historically cyclical, experiencing periods characterized by relatively high levels of price competition, less restrictive underwriting standards and relatively low premium rates, followed by periods of relatively low levels of competition, more selective underwriting standards and relatively high premium rates. We are currently operating in a period characterized by high price competition. While both types of periods pose challenges to us, if we were to relax our underwriting standards or pricing in response to the competitive market, a period of increased claims activity could adversely affect our financial condition and results of operations.

•	Increased claims activity resulting from catastrophic events, whether natural or man-made, may result in significant losses – We experience increased claims activity when catastrophic events affect areas where our policyholders live or do business. Catastrophes can be caused by natural events, such as hurricanes, tornadoes, wildfires, earthquakes and hailstorms, or other factors, such as terrorism, riots, hazardous material releases or utility outages.

The extent of our losses in connection with catastrophic events is a function of the severity of the event and the total amount of policyholder exposure in the affected area. Where we have geographic concentrations of policyholders, a single catastrophe (such as an earthquake) or destructive weather trend affecting a region may have a significant impact on our financial condition and results of operations. We cannot accurately predict catastrophes, or the number and type of catastrophic events that will affect us. As a result, our operating and financial results may vary significantly from one period to the next. While we anticipate and plan for catastrophe losses, there can be no assurance that our financial results will not be adversely affected by our exposure to losses arising from catastrophic events in the future that exceed our previous experience and assumptions.

•	We may not be able to effectively manage expenses, which could adversely affect our profitability and our ability to compete in the property and casualty insurance markets – In the current competitive environment, expense reductions have become increasingly important to maintaining and increasing our profitability. If we are unable to realize expense efficiencies, it could affect our ability to establish competitive pricing and could have a negative effect on our operating results and financial condition.

•	We may not be able to effectively attract and retain distributors for our products, or our distributors may be unable to sell our policies, which may adversely affect our market share and our business – We rely principally on independent insurance agents and brokers to sell our insurance policies. This means that in addition to competing for policyholders, we also compete for agents and brokers to sell our policies. The number of traditional independent agency distributors has decreased due to consolidation from mergers and acquisitions, and independent distributors have increasing leverage with insurers seeking their business. Many insurers offer products similar to ours. In choosing an insurance carrier, an agent may consider ease-of-doing business, reputation, price of product, customer service, claims handling and the insurer’s compensation structure for its agents. We may be unable to compete with insurers who adopt more aggressive pricing policies or compensation structures; insurers who offer a broader array of products, allowing them to offer policies similar to ours at lower prices or as part of a package of products; and insurers with extensive promotional and advertising campaigns.

Because we depend principally on our independent agents and brokers to make the ultimate sale to our policyholders, we also face competition from insurers that employ other distribution methods through captive agents or direct sales, including the Internet, which allow customers to purchase insurance products without going through an agent. If we are unable to maintain a strong network of independent agents and brokers, or our agents and brokers are unable to compete effectively with other distribution models, our ability to write new business and retain existing policyholders will be adversely affected, which may have a negative impact on our results of operations and prospects.

•

If we are unable to maintain the availability of our systems and safeguard the security of our data, our ability to conduct our business may be compromised and our reputation may be harmed – We use computer systems, including our Safeco Now automated underwriting platform, to store, retrieve, evaluate and utilize customer and company data and information. Our information technology and telecommunications systems, in turn, interface with and rely upon third-party systems. Our business is highly dependent on our ability, and the ability of our agents and brokers, to access these systems to perform necessary business functions, such as providing new-business quotes, processing new and renewal business, making changes to existing policies, filing and paying claims, and providing customer support. Systems failures or outages could compromise our ability to perform these functions on a timely basis, which could hurt our business and our relationships with our agents and policyholders.

A breach of security with respect to our systems also could jeopardize the confidentiality of our policyholders’ personal data, which could harm our reputation and expose us to possible liability. Our security measures could be circumvented to allow our proprietary information to be misappropriated or our operations to be interrupted.

We rely on encryption and authentication technology licensed from third parties to provide security and authentication capabilities, but there can be no guarantee that advances in computer capabilities, new computer viruses, programming errors, or other events or developments would not result in a breach of our security measures or an interruption of our business operations.

•	Claims payments could exceed our reserves and adversely affect the viability and financial strength of our operations – The profitability and viability of our business depend on our ability to accurately estimate our loss and loss adjustment expense (LAE) reserves. For each of our product lines, we maintain loss and LAE reserves, reflecting our best estimates of losses insured by us and related settlement expenses we may be required to pay in connection with both reported and unreported claims.

We establish reserves at levels we expect to be sufficient to meet our insurance policy obligations. The ultimate cost of losses and the impact of unforeseen events may vary materially from recorded reserves, and variances may adversely affect our operating results and financial condition.

•	The insurance industry is subject to extensive regulation, and changes within this regulatory environment could adversely affect our operating costs and limit the growth of our business – We conduct our business in a highly regulated environment. State insurance regulators are charged with protecting policyholders, not shareholders, and have broad supervisory powers over our business practices. For example, state departments of insurance regulate and approve underwriting practices and rate changes, which can delay the implementation of premium rate changes or prevent us from making changes we believe are necessary to match rate to risk.

Because the laws and regulations under which we operate are administered and enforced by a diverse group of governmental authorities, there is always the risk that compliance with one regulator’s interpretation of a legal matter may conflict with another authority’s interpretation of the same issue. In addition, there is a risk that a regulator’s interpretation of an issue will change over time to our detriment. While the U.S. federal government does not directly regulate the insurance industry, federal legislation and administrative policies can affect us, and Congress and various federal agencies periodically discuss proposals that would provide for a federal charter for insurance companies. We cannot predict whether any such laws will be enacted or what effect they would have on our business. For an overview of regulations affecting Safeco, see the Regulation section on page 13.

Changes in the overall legal and regulatory environment also may expand our liability in connection with existing policies or require us to reassess the actions we need to take to comply with evolving perceptions of law. We believe we are in substantial compliance with applicable laws, rules and regulations. They are subject to regular modification and change. There can be no assurance that changes will not be made to current laws, rules and regulations, or that any other laws, rules or regulations will not be adopted in the future that could adversely affect our business and financial condition.

•	Our exposure to individual risks and catastrophic losses may increase if we are unable to purchase sufficient reinsurance at acceptable rates or our reinsurers are unable to pay – We purchase reinsurance to reduce our exposure to catastrophe losses and limit our financial losses on large individual risks. This allows us to stabilize our loss experience and increases our capacity to write policies. The availability and cost of reinsurance are determined by market conditions outside our control. No assurance can be made that we will be able to obtain and maintain reinsurance at the same levels and on the same terms as we do today.

If we are not able to obtain or maintain reinsurance in amounts we consider appropriate for our business, or if the cost of obtaining such reinsurance increases materially, we may have to retain a larger portion of the potential loss associated with our policies. This would require us to increase our reserves, which may reduce our ability to write new business and compete with insurers with greater financial resources. If we are unable to collect reinsurance proceeds because a reinsurer is unable or unwilling to pay, we may incur greater losses. If we are unable to mitigate our exposure to large losses through reinsurance for any reason, our financial condition could be adversely affected in the event of a significant catastrophe.

•	Judicial decisions affecting the interpretation of insurance policy provisions and coverage, together with changing theories of liability, may cause us to incur increased losses and damages – We are involved in numerous threatened or filed legal actions in the ordinary course of our operations. As a liability insurer, our involvement in legal actions typically relates to our defense of third-party claims brought against our policyholders, or our principals in the case of surety bonds. We also are commonly a defendant in policy coverage claims brought against us. For a description of our current legal proceedings, see Legal Proceedings on page 23.

While we do not expect any of these actions to have a material adverse impact on our financial condition or operating results, evolving theories of liability and judicial decisions expanding the interpretation of our policy provisions could increase the amount of damages for which we are liable, and increase our costs associated with defending and settling such lawsuits. Such a scenario could require us to set higher reserves for claims.

•	Inflationary pressures on medical care costs, auto parts and repair, construction costs and other economic factors may increase the amount we pay for claims and negatively affect our underwriting results – Rising medical costs require us to make higher payouts in connection with bodily injury claims under our policies. Likewise, increases in costs for auto parts and repair services, construction costs and other commodities result in higher loss costs for property damage claims. Continued inflationary pressures could increase the cost of claims. These inflationary pressures may require us to increase our reserves. If we are unable to adjust pricing for our products to account for cost increases, it may negatively impact our underwriting profit and financial results.

•	Our investment portfolio includes fixed-income and marketable equity securities, and fluctuations in the fixed-income or equity markets could adversely affect the valuation of our investment portfolio, our net investment income and our overall profitability – Our investment portfolio is subject to market risks, primarily risks associated with changes in interest rates and general equity prices, as well as deterioration in the credit of companies in which we have invested. When interest rates rise, the value of our investment portfolio may decline due to decreases in the fair value of our fixed-income securities that comprise a substantial majority of our investment portfolio. In a declining interest-rate environment, prepayments and redemptions affecting our securities may increase as issuers seek to refinance at lower rates. Such a decline in market rates could reduce our investment income as new funds are invested at lower yields.

Our general intent with respect to all of our fixed maturity investments is to hold them to maturity, including investments that have declined in value. This intent can change, however, due to financial market fluctuations or changes in our evaluation of the issuer’s financial condition and prospects. Investment returns are an important part of our overall profitability, and fluctuations in the fixed-income or equity markets could negatively affect the timing and amount of our net investment income and cause our financial condition to fluctuate.

•	Our business operations are dependent on our ability to appropriately execute and administer our policies and claims – Our primary business is writing and servicing property and casualty insurance policies for individuals, families and small- to mid-sized commercial businesses. Because we deal with large numbers of similar policies, any problems or discrepancies that arise in our pricing, underwriting, billing, processing, claims handling or other practices, whether as a result of employee error or technological problems, could have negative repercussions on our financial results and our reputation if such problems or discrepancies are replicated through multiple policies or claims.

Item 1B:	UNRESOLVED STAFF COMMENTS

We have no written comments from the SEC staff regarding our periodic or current reports that are unresolved as of the date of this filing.

Item 2:	PROPERTIES

Our home office is in Seattle, Washington, where we occupy 760,000 square feet of owned property and 130,000 square feet of leased space.

We also own 1.6 million square feet in Redmond, Washington. On January 13, 2006, we entered into an agreement to sell our Redmond office campus, subject to contingencies. The sale does not include the 66,000 square-foot parcel containing our data center. We expect the sale to close in the latter part of 2006 when all contingencies are resolved. Following the close of the sale, we expect to enter into a lease for 550,000 square feet of office space and 70,000 square feet of warehouse space for a period of up to three years.

We own 276,000 square feet in Pleasant Hill, California; Westminster, Colorado; Portland, Oregon; and Spokane, Washington. We also occupy 1.8 million square feet of leased space throughout the United States, of which we sublease 138,000 square feet to third parties.

Our leased and owned space totals 4.5 million square feet.

Item 3:	LEGAL PROCEEDINGS

Because of the nature of our businesses, we are subject to legal actions filed or threatened in the ordinary course of our operations. Generally, our involvement in legal action involves defending third-party claims brought against our insureds (in our role as liability insurer) or principals of surety bonds and defending policy coverage claims brought against us.

In July 2004, the Roman Catholic Archdiocese of Portland filed for bankruptcy protection in the U.S. Bankruptcy Court for the District of Portland. In connection with this bankruptcy, the Archdiocese has listed insurance policies allegedly issued by our insurance subsidiaries as assets in such bankruptcy, and has filed a lawsuit alleging that our insurance subsidiaries wrongfully denied coverage for claims alleging sexual misconduct by clergy and misconduct by the Archdiocese. We deny that any insurance coverage is owed the Portland Archdiocese, and we will vigorously defend against this lawsuit.

On July 19, 2005, we received a shareholder demand letter asserting that our directors and certain former officers breached their duty of care and loyalty in approving the terms of the sale of Talbot Financial Corporation in July 2004. The letter called for us to commence an action against the directors who approved the transaction and the former officers involved in the transaction. In November 2005, a special committee of our board of directors, formed to review the matter, determined that the actions called for in the letter should not be undertaken.

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

There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of 2005.

Part II

Item 5:	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted and traded on the Nasdaq Stock Market under the symbol SAFC. Quarterly high and low bid prices for Safeco common shares for the last two years were:

MARKET PRICE RANGES	FIRST QUARTER	SECOND QUARTER	THIRD QUARTER	FOURTH QUARTER	ANNUAL
2005 –High	$52.28	$56.06	$56.21	$58.34	$58.34
–Low	45.43	51.57	51.11	55.22	45.43
2004 –High	45.99	46.00	49.39	52.64	52.64
–Low	37.95	41.51	44.89	45.70	37.95

There were approximately 3,000 holders of record of our common stock at February 15, 2006. This number excludes the beneficial owners of shares (approximately 71,000) held by brokers and other institutions on behalf of shareholders.

Dividends

We have paid cash dividends each year since 1933. We fund dividends paid to shareholders with dividends paid to us by our operating subsidiaries. Our dividends declared for the last two years were:

DIVIDENDS DECLARED	FIRST QUARTER	SECOND QUARTER	THIRD QUARTER	FOURTH QUARTER	TOTAL
2005	$0.22	$0.25	$0.25	$0.25	$0.97
2004	$0.185	$0.185	$0.22	$0.22	$0.81

We expect to continue paying dividends in the foreseeable future. However, payment of future dividends depends on the discretion of our board of directors. Our board of directors makes dividend decisions based on factors that include:

•	Our financial condition and earnings

•	Capital requirements of our operating subsidiaries

•	Legal requirements

•	Regulatory constraints

•	Prevailing interest rates and yields of peer companies with whom we compete for capital

•	Other relevant considerations

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (2)
October 1-31	524,600	$53.14	524,600	3,754,647
November 1-30	24,000	56.21	24,000	3,730,647
December 1-31	—	—	—	10,000,000

Total	548,600	$53.28	548,600

(1)	We announced on July 18, 2005, that we intended to repurchase $150.0 to $250.0 of our then outstanding common stock before the end of the year. We completed a Rule 10b5-1 trading program on November 1, 2005.

Information regarding the November 2005 settlement of our accelerated share repurchase program (which began July 25, 2005) is included in the Capital Resources and Liquidity section of MD&A.

(2)	On December 1, 2005, our board of directors increased our share repurchase authorization to 10 million shares of common stock, including shares that remain available for repurchase under previously approved programs. These programs are not subject to an expiration date.

We announced on February 6, 2006, that we executed a Rule 10b5-1 trading plan to purchase up to $250.0 of our outstanding common stock.

Item 6:	SELECTED FINANCIAL DATA

This selected consolidated financial data comes from our Consolidated Financial Statements. It should be read in conjunction with the Consolidated Financial Statements and accompanying notes:

YEAR ENDED DECEMBER 31	2005	2004	2003	2002	2001
(In millions except per-share values, dividends and ratios)
REVENUES
Net Earned Premiums	$5,805.4	$5,529.1	$4,901.8	$4,521.3	$4,472.8
Net Investment Income	485.1	464.6	468.4	467.8	471.1
Net Realized Investment Gains	60.4	200.8	70.1	225.6	115.5
Other	0.2	0.9	9.8	10.7	10.4

Total Revenues	6,351.1	6,195.4	5,450.1	5,225.4	5,069.8

INCOME SUMMARY
Income (Loss) from Continuing Operations before Change in Accounting Principle (1)	691.1	620.2	285.5	239.1	(1,119.4)
Net Income (Loss) (2)	691.1	562.4	339.2	301.1	(989.2)

INCOME (LOSS) PER DILUTED SHARE OF COMMON STOCK
Income (Loss) from Continuing Operations before Change in Accounting Principle (1)	5.43	4.59	2.06	1.85	(8.76)
Net Income (Loss) (2)	5.43	4.16	2.44	2.33	(7.75)

Average Number of Diluted Shares (3) (4)	127.2	135.2	138.9	129.3	127.7

Dividends Declared	$0.97	$0.81	$0.74	$0.74	$0.74

UNDERWRITING RATIOS
Loss Ratio	50.1%	51.0%	55.6%	61.2%	74.5%
LAE Ratio	12.6	12.3	14.8	13.1	14.1
Expense Ratio	28.4	28.2	29.7	31.0	30.1

Combined Ratio (5)	91.1%	91.5%	100.1%	105.3%	118.7%

AT DECEMBER 31

TOTAL ASSETS	$14,887.0	$14,587.2	$36,141.6	$34,951.7	$31,836.2
DEBT
Current	—	—	—	507.4	342.2
Long-Term	1,307.0	1,332.9	1,951.3	1,459.8	1,592.1

Total	1,307.0	1,332.9	1,951.3	1,967.2	1,934.3

SHAREHOLDERS’ EQUITY	4,124.6	3,920.9	5,023.3	4,431.6	3,634.6

BOOK VALUE PER SHARE	$33.38	$30.88	$36.24	$32.07	$28.45

(1)	Our 2001 loss included a $916.9 after-tax goodwill write-off and a $2.1 after-tax charge related to the Change in Accounting Principle for derivatives.

(2)	Discontinued Operations include our Life & Investments businesses that were sold in 2004.

(3)	Our 2004 average diluted shares reflect the repurchase of 13.2 million shares pursuant to an accelerated stock buyback program.

(4)	Our 2005 average diluted shares reflect the repurchase of 2.8 million shares pursuant to an accelerated share repurchase program and 1.7 million shares pursuant to a Rule 10b5-1 trading plan.

(5)	Combined ratios are calculated on a GAAP basis. Expressed as a percentage, combined ratios equal losses and expenses divided by net earned premiums.

Item 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollar amounts in millions except for ratios and per-share data, unless noted otherwise)

This discussion should be read with the Consolidated Financial Statements and Notes to the Consolidated Financial Statements included elsewhere in this report. Certain reclassifications have been made to prior-year financial information for consistency with the current-year presentation.

Forward-Looking Information

Forward-looking information contained in this report is subject to risk and uncertainty.

We have made statements under the captions “Our Business,” “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Form 10-K that are forward-looking statements.

We believe it is important to communicate our expectations to investors. However, there may be events in the future we are not able to predict accurately or that we do not fully control, which could cause actual results to differ materially from those expressed or implied by our forward-looking statements, including:

•	Changes in general economic and business conditions and in the insurance industry

•	Changes in our business strategies

•	Other factors discussed under “Risk Factors” and elsewhere

Summary

The following section builds upon earlier discussion and provides more information about our company and our financial performance.

We are a property and casualty (P&C) insurance company with headquarters in Seattle, Washington. We sell insurance to drivers, home owners and owners of small- and mid-sized businesses through a national network of independent agents and brokers. Our business helps people protect what they value and deal with the unexpected. Our revenues come from the premiums we earn on the insurance policies we write and the income we earn from our investment of these premium dollars.

Our financial results have been affected by the major strategic actions we have taken to reshape our business and become a more focused and successful competitor.

Our major strategic initiatives included:

•	Refining our business model

•	Increasing efficiencies for our independent agents and brokers

•	Meeting the needs of our customers at a fair price

•	Focusing on our P&C operations

•	Effectively managing our capital

Refining our business model – During 2005, market conditions became more competitive. Through refinements to our business model, we continued to gain efficiencies that enabled us to grow profitably. Our market advantage is sustained by how we do business – offering standardized auto, homeowners and small- and mid-sized commercial insurance products over a unified sales-and-service platform to meet the needs of our distributors and insurance consumers.

We focus on the personal and commercial insurance products purchased by the vast majority of U.S. consumers. We call these “standardized” products because they don’t require significant customization, and they’re well suited to automated underwriting and sales-and-service support. Our claims operation, with its front-line experience and insight, is tightly aligned with our product development and underwriting teams. We continually refine our segmented pricing models and accurately match rate to risk.

We deliver the majority of our products to our agents and brokers over our Safeco Now automated Web-based sales-and-service platform, which gives our distributors a single point of entry to sell our major P&C products in a matter of minutes. Most of our pricing, underwriting and servicing processes are presented through this user-friendly tool. We sell our insurance products principally through independent agents and brokers who provide customers with choice and advice. We motivate our distributors by giving them more to sell (multiple lines of personal and commercial insurance), making it easier for them to sell (through technology and other ease-of-business tools), helping them make more money selling our products (through increased operational efficiencies) and providing competitive compensation programs.

Increasing efficiencies for our independent agents and brokers – During 2004 and 2005, we brought our major products together on Safeco Now, our automated Web-based sales-and-service platform. Safeco Now features a single point of entry for personal auto, homeowners, most small-commercial products and certain surety bonds. Products currently available on Safeco Now include: auto, homeowners, dwelling fire, motorcycle, business owner policies, commercial auto, workers compensation and commercial multi-peril. We also launched our policy change tool for handling most personal lines endorsements online. Ninety-eight percent of our personal lines policies are quoted and issued on Safeco Now, and 80% of our personal lines policy endorsements are made online. Eighty percent of our commercial lines policies also are quoted and issued on Safeco Now.

Meeting the needs of our customers at a fair price – We offer competitively priced products using sophisticated multivariate underwriting models, which enable us to appropriately match price to risk. We look at many variables to help predict future loss. For example, in our homeowners product, we may consider the number of stories of a home, the number of mortgages, the credit score or how long the policyholder has been a homeowner, as well as other variables. Each of these factors, in combination with others, applies to pricing points, allowing for multiple pricing tiers and segmentation. We analyze each of the characteristics in relation to one another – multivariate segmentation – which we believe allows us to match rate with risk at a finer level.

We focus on providing outstanding service by measuring ourselves against a “zero-defect” standard in our service transactions. We also have a team of more than 3,000 claims professionals across the country who deliver our most visible product – the quality service and support we provide when customers experience a loss and file a claim. Our cost reductions in recent years and ongoing expense discipline help us provide competitively priced products.

Focusing on P&C operations – During 2004, we completed the sale of our Life & Investments (L&I) businesses. Four critical ideas led us to sell L&I:

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

Effectively managing our capital – During 2005, we repurchased 4.5 million shares, or 3.6%, of our outstanding common stock at a total cost of $239.2 under stock buyback programs. We also repurchased $25.9 in principal amount of our debt for $29.8, including transaction costs. In 2004, we used the majority of the $1,499.0 proceeds from the sale of L&I to return our debt-to-capital ratios to pre-sale levels and return excess capital to our shareholders. Specifically, we used $735.2, including transaction costs, to repurchase $618.4 of debt, and we used $625.0 to execute an accelerated stock buyback program of 13.2 million shares. We retained the balance of the sale proceeds for future flexibility and to pay transaction-related expenses.

Overall Results

Our vision is to be one of the top-performing insurance companies in the P&C industry. We measure the success of our strategy by tracking our performance against the following three financial indicators:

•	Earnings per share

•	Return on equity

•	Revenue growth

The following table shows the trends in these three key measures:

	2005	2004	2003
Net Income Per Diluted Share	$5.43	$4.16	$2.44
Net Return on Equity	17.2%	12.6%	7.0%
Total Revenues	$6,351.1	$6,195.4	$5,450.1

Segment Results

HOW WE REPORT OUR RESULTS

We manage our businesses in four business and seven reportable segments:

•	Safeco Personal Insurance (SPI)

•	Auto

•	Property

•	Specialty

•	Safeco Business Insurance (SBI)

•	SBI Regular

•	SBI Special Accounts Facility

•	Surety

•	P&C Other

In addition to the activities of these reportable segments, we report certain transactions, such as the interest expense we pay on our debt, debt repurchases, intercompany eliminations and miscellaneous corporate investment and other activities in our Corporate segment and do not allocate these to individual reportable segments.

Along with the sale of our L&I businesses, all results related to L&I are included in Discontinued Operations in our Consolidated Financial Statements.

HOW WE MEASURE OUR RESULTS

We look at three measures to assess the results of our business segments:

•	Premiums

•	Underwriting profit or loss

•	Combined ratio

Written premiums are premiums charged for policies issued. We view net written premiums as a measure of business production for the period under review and a leading indicator of net earned premiums. We include insurance premiums in revenues as they are earned over the terms of the policies.

Underwriting profit or loss is our net earned premiums less our losses from claims, loss adjustment expenses (LAE) and underwriting expenses.

Combined ratio is our losses, LAE and underwriting expenses divided by our net earned premiums. We report combined ratio as a percentage. For example, a combined ratio of 95% means that for every dollar of premium received, 95 cents is spent on losses, LAE and underwriting expenses, and 5 cents is underwriting profit. A lower combined ratio reflects better underwriting results than a higher combined ratio.

More information about our segment results can be found in the Our P&C Operating Results section on page 54.

Investment activities are an important part of our business and represent a significant part of our total revenues. We don’t include our investment portfolio results when measuring the profitability of our individual segments because we manage them separately. We invest the insurance premiums we receive in a diversified portfolio until they’re needed to pay claims. Our first priority is to protect our policyholders, so we invest in a diversified portfolio of primarily high-grade fixed maturities. This strategy provides protection for our policyholders and a steady income for our shareholders.

Our investment philosophy is to:

•	Emphasize after-tax investment income, balanced with investment quality and risk

•	Provide for liquidity when needed

•	Reduce volatility in investment performance through prudent diversification

We measure our investment results in two parts: the after-tax net investment income we earn on our invested assets; and the net realized investment gains or losses we recognize when we sell or impair investments. It is our intent to hold a diversified portfolio so we will achieve consistent investment performance.

More information about our investment results can be found in the Our Investment Results section on page 73.

Application of Critical Accounting Estimates

We have identified the accounting estimates listed below as critical to understanding our results of operations and financial condition. The application of these accounting estimates requires us to use judgments involving assumptions and estimates about future results, trends or other developments that could significantly influence our results if actual experience differs from those assumptions and estimates. We review these judgments frequently. An understanding of them may help readers to better understand our Consolidated Financial Statements and Management’s Discussion and Analysis (MD&A).

We consider our most critical accounting estimates to be:

•	Loss and loss adjustment expense reserves

•	Reinsurance recoverables

•	Valuation of investments

LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES

Our loss and loss adjustment expense (LAE) reserves reflect our estimates of the ultimate amounts for losses from claims and related settlement expenses that we have not yet paid to settle both reported and unreported claims. We report these amounts in our Loss and LAE Reserves on our Consolidated Balance Sheets.

We record two categories of loss and LAE reserves – case-basis reserves, and incurred but not reported (IBNR) reserves.

We estimate case-basis reserves as the amount we will have to pay for losses that have already been reported to us but are not yet fully paid. These amounts include related legal expenses and other costs associated with resolving and settling a particular claim.

We establish IBNR reserves at the end of every reporting period to estimate the amount we will have to pay for:

•	Losses that have occurred, but have not yet been reported to us

•	Losses that have been reported to us that may ultimately be paid out differently than expected by our case-basis reserves

•	Losses that have been paid and closed, but may reopen and require future payment

•	Expenses related to resolving and settling these losses

We use actuarial methods combined with judgment to estimate IBNR reserves.

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

IBNR Reserves – To establish our IBNR reserves, we use different approaches for:

•	Current accident year losses

•	Prior accident years losses

•	Allocated loss adjustment expenses (ALAE)

•	Unallocated loss adjustment expenses (ULAE)

These approaches exclude exceptional loss activity associated with catastrophic weather losses, non-catastrophe weather losses and other large loss or salvage – the amount we recover from property that becomes ours after we pay for a total loss, and subrogation – our right to recover payments from third parties. The methodologies used to establish IBNR reserves differ for the current accident year (the year in which a claim occurs) versus prior accident years. The methodologies also differ for long-tailed lines of business versus short-tailed lines of business. Generally speaking, short-tailed lines of business are those lines where the vast majority of claims from a particular accident year are both reported and settled within two years.

CURRENT ACCIDENT YEAR LOSSES

For short-tailed lines of business, we use a ratio of IBNR reserves to earned premiums. Under this approach, an IBNR percentage is applied to current period earned premiums resulting in current period IBNR reserves. For long-tailed lines of business, we use an annual expected loss ratio approach. Under this approach, an expected loss ratio is applied to current period earned premiums resulting in an estimate of ultimate losses. The resulting estimate of ultimate losses is reduced by the current period paid and case-basis reserve activity, resulting in the current period IBNR reserves.

Expected loss ratios and IBNR-to-earned premiums percentages are developed based on our analysis of prior accident years supplemented with data about changes in our book of business, changes in the external environment in which we operate, changes in our pricing and underwriting, and changes in our claims-handling practices. We review these ratios throughout the year, and we revise the expected loss ratio and IBNR percentage periodically based on these analyses. Changes in the selection of the expected loss ratio or IBNR percentage result in a change in the loss reserve estimate for the current year, which we report in current period earnings.

PRIOR ACCIDENT YEARS LOSSES

For short-tailed lines of business, the beginning IBNR reserves for prior accident years is adjusted for expected emerged losses to calculate IBNR reserves, absent an explicit determination to adjust IBNR reserves beyond this activity. For long-tailed lines of business, the beginning IBNR reserves for prior accident years is adjusted for paid and case-basis reserve activity in the current period. This yields ending IBNR reserves, absent an explicit determination to adjust IBNR reserves beyond this activity.

ALLOCATED LOSS ADJUSTMENT EXPENSES (ALAE)

ALAE reserves represent an estimate of the claims settlement expenses that can be identified to a specific claim. ALAE reserve estimates are generally established as a function of losses. For some small lines, estimates of ultimate ALAE are established as a percentage of earned premiums. These ALAE factors are established based on historical ratios supplemented for changes in our internal and external environments. ALAE IBNR reserves are determined by subtracting paid and case-basis activity from the ultimate ALAE estimate.

UNALLOCATED LOSS ADJUSTMENT EXPENSES (ULAE)

ULAE reserves represent an estimate of the claims settlement expenses that cannot be identified to a specific claim. ULAE reserves are booked in aggregate for current and prior accident years combined. In general, prior reserves are carried forward and supplemented with either a percentage of earned premiums or with a fixed dollar amount of additional reserves to account for growth in the line of business.

Estimating Loss and LAE Reserves – Estimating loss and LAE reserves is a complex process because the ultimate losses are uncertain. Some claims will be paid out over a number of years, and there may be a significant lag between the time a loss occurs and the time it is reported to us. We make significant judgments and assumptions about many internal variables and external factors. Examples of internal variables include:

•	Changes in our claims-handling practices

•	Changes in our business mix

Examples of external factors include:

•	Trends in loss costs

•	Economic inflation

•	Judicial changes

•	Legislative changes

•	Regulatory changes

These variables and factors affect the amounts we are ultimately required to pay for losses and related expenses. As a result, it is not always possible to quantify their final impact on our future payments. Our process for arriving at our estimate of ultimate loss and LAE is based on actuarial analysis and judgment. It involves reviewing actuarial assumptions, holding discussions with claims and underwriting management, and considering changes in the internal and external environment. Because estimating reserves requires us to use assumptions and judgment, our actual future losses may differ from our estimates.

Some actuarial techniques rely on our past loss and LAE experience to estimate our future payments. The changes we’ve made in our business in recent years, however, also affect our future payments. For instance, we have introduced new products, tightened our underwriting criteria and improved our claims-handling practices. As a result, we also consider these changes when estimating future payments.

For most of our lines of business, we use multiple estimation methods that vary depending on the particular facts and circumstances of the claim liabilities being evaluated to establish our estimate of ultimate losses.

Our estimate of IBNR reserves is the difference between our projection of ultimate losses and the payments we have made and case-basis reserves we have established for those losses. Our analyses are applied to historical claim activity and experience, supplemented with data about changes in our book of business, changes in the external environment in which we operate, changes in our pricing and underwriting policies, and changes in our claims-handling practices. The standard actuarial methods we use include:

•	Paid Loss Development – Historical payment patterns for prior claims are used to estimate future payment patterns for current claims. These patterns are applied to current payments by accident year to yield expected ultimate losses.

•	Incurred Loss Development – Historical case incurred patterns (paid losses plus case-basis reserves) for past claims are used to estimate future case incurred patterns for current claims. These patterns are applied to current case incurred by accident year to yield expected ultimate losses.

•	Average Claim Value and Claim Count Development – Loss payment and/or case incurred amounts are divided by the number of claims to generate average costs per claim. Using historical patterns, the expected ultimate average cost per claim by accident year is projected. Separately, the expected ultimate number of claims is projected by accident year. The product of the expected ultimate average cost per claim and the expected ultimate number of claims yields expected ultimate losses.

•	Expected Loss Ratio – Loss ratios are developed for recent accident years based on historical accident year loss ratios adjusted to reflect current economic conditions and current rate levels. The expected loss ratio for each accident year is then applied to the actual earned premiums to calculate expected ultimate losses.

•	Bornhuetter/Ferguson – This approach blends the expected loss ratio method with either the paid or incurred loss development method. Both methods are used with weights applied to each of them based on the maturity of the accident year. As an example, if the current accident year for personal automobile bodily injury is estimated to be 10% paid, then the paid loss development method would receive a weight of 10%, and the expected loss ratio method would receive a 90% weight.

We use many of the above methods to estimate reserves for each product line. The merits of each method are evaluated given the facts at hand. An estimate of the ultimate losses is then made based on the particular method or combination of methods deemed most appropriate. For example, if a particular line has been subject to significant changes in claims-handling practices that would impact the comparability of case-basis reserves between periods, we would give little or no credibility to the incurred loss development approach.

There is uncertainty in our estimates of ultimate losses. This uncertainty can stem from such factors as irregular claim reporting and payment patterns and changes in our mix of business. We consider this uncertainty by looking at historical claim patterns by line of business and by examining our historic reserve accuracy. For each line, we consider expected volatility when estimating and recording reserves.

The various assumptions, estimates and other factors that may have an impact on our ultimate losses are discussed with management to determine our best estimate of ultimate losses and LAE, and our estimate of IBNR reserves is then recorded.

We use range analyses only as a retrospective view to test whether previously established estimates for reserves for our lines of business are reasonable, using subsequent information.

Our estimate of our ultimate loss and LAE reserves is subject to change as additional data emerge. This could occur as a result of:

•	The emergence of exceptional loss activity

•	An actuarial study

•	The emergence of internal variables or external factors that would alter our view

In general, we review our reserves quarterly. This review includes either an actuarial analysis involving the application of standard actuarial techniques or the review of the paid and incurred activity in the quarter relative to the assumptions from our previous actuarial analyses. In addition, special studies are undertaken periodically for certain lines of business or exposures. We segregate the activities of estimating losses for product pricing purposes from those of determining reserves to be reported in our financial statements. The Chief Risk Officer has the ultimate responsibility for the independent determination of appropriate reserves.

Estimating our loss and LAE reserves is an ongoing process. Our loss and LAE reserves represent our best estimate of the ultimate future payments associated with losses and related expenses, giving consideration to the uncertainties inherent in the estimates. We record any adjustments to these reserves in the periods in which we change the estimates. We report changes to these reserves in our Consolidated Statements of Income.

Catastrophe and non-catastrophe weather loss reserves are established by event by the claims department when the event occurs. These estimates are revised as the actual loss experience develops and claims are reported and settled over time.

We reduce our reserves by the amounts we expect to recover from salvage and subrogation. We accrue salvage and subrogation recoveries on an individual case basis for large claims. We use actuarial techniques to estimate the amount for small claims. We may determine that certain loss or salvage/subrogation activity is beyond the scope of what was anticipated in the initial establishment of loss reserves. In that case, we would adjust IBNR reserves to directly reflect this activity.

Other Considerations – We do not discount any of our reserves to present value.

We purchase reinsurance to limit our exposure to potential large losses. We report the amounts we expect to recover from reinsurers as reinsurance recoverable assets on our Consolidated Balance Sheets. For more discussion on reinsurance, see the Reinsurance section on page 69.

Loss and LAE Reserves By Segment – At year-end 2005 and 2004, our loss and ALAE reserves, excluding ULAE reserves, by reportable segment before reinsurance were:

	2005			2004
DECEMBER 31	Case	IBNR	Total	Case	IBNR	Total
Safeco Personal Insurance
Auto	$1,161.8	$470.3	$1,632.1	$1,015.2	$472.4	$1,487.6
Property	181.3	107.4	288.7	185.4	106.9	292.3
Specialty	48.7	30.6	79.3	42.4	24.1	66.5

Total SPI	1,391.8	608.3	2,000.1	1,243.0	603.4	1,846.4

Safeco Business Insurance
SBI Regular	909.5	744.6	1,654.1	940.9	636.5	1,577.4
SBI Special Accounts Facility	192.2	182.2	374.4	156.3	145.9	302.2

Total SBI	1,101.7	926.8	2,028.5	1,097.2	782.4	1,879.6

P&C Other	636.7	433.1	1,069.8	716.2	527.7	1,243.9

Total SBI and P&C Other	1,738.4	1,359.9	3,098.3	1,813.4	1,310.1	3,123.5

Surety	(58.4)	64.1	5.7	(34.7)	46.9	12.2

Total Loss and ALAE Reserves	$3,071.8	$2,032.3	5,104.1	$3,021.7	$1,960.4	4,982.1

ULAE Reserves			254.1			227.2

Total			$5,358.2			$5,209.3

Loss and LAE Reserve Variability – Loss and LAE reserves are subject to variability, particularly the IBNR component. For the lines of business we write, variability in the frequency – the average number of claims filed, or severity – the average cost of a claim – is generally a function of one or more of the following factors:

•	Payout period – Lines of business involving claims that stay open for long periods are subject to greater reserve variability. This is driven by the difficulty in estimating future economic, social and legal trends that impact both the time that such claims remain open and their future costs.

•	Size of the reserve balance – Slight variations in large reserve balances can generate significant financial volatility.

•	Policy limits – Lines of business involving policies with high or unlimited policy limits are subject to greater variation.

•	Policy deductibles – Lines of business involving excess policies with large deductibles, or policies that provide coverage for claims that exceed the policy limit of an underlying policy, are subject to greater variability. The existence of large policy deductibles considerably increases the lag between the occurrence of a claim and the time it is reported to us.

Safeco Personal Insurance (SPI) – SPI loss and LAE reserves are estimated using standard actuarial methods and judgment. These methods involve analyzing past claims experience for recent changes in business claims practices and the internal and external environments. Emphasis is placed on evaluating claims reporting and closing patterns, as well as the size of loss payments and case-basis reserves. SPI losses and related expenses are analyzed by line of business, product, coverage and geographic area.

Auto policies provide coverage for bodily injury, uninsured motorists, personal injury protection, medical payments, property damage, and comprehensive and collision losses.

In arriving at our estimates, we consider:

•	Our changing mix of business – As our business grows, we write more policies in markets where we have not written significant business previously. We continue to write a higher proportion of standard and non-standard risks than we have historically. These risks have, on average, higher frequencies and lower severities than preferred risks.

•	Our increase in new business – New business generally has higher claim frequencies than business that has been on the books for longer than one year

•	General inflation and medical cost trends

Bodily injury (BI) coverage represents the largest portion (62.7%) of our loss and ALAE reserves held for Auto. Small variations from our assumptions can yield significant financial volatility given the magnitude of these reserve balances.

To illustrate the sensitivity of our estimate, a one-point increase in our severity assumption for Auto BI would yield an increase of approximately $33 in the estimated reserve.

Our Property and Specialty lines are predominantly short-tailed business, and most claims are reported and settled within 12 months. We use standard actuarial techniques and judgment to estimate reserves for those lines.

Safeco Business Insurance (SBI) and P&C Other – SBI primarily writes commercial multi-peril, property, workers compensation, commercial auto and general liability insurance for small- to mid-sized businesses. P&C Other is composed of large-commercial business and other businesses we have placed in runoff.

Our SBI and P&C Other segments have exposure to asbestos and environmental losses primarily from policies we no longer write. These segments also have exposure to construction defects losses and related expenses through the general liability, commercial multi-peril and umbrella coverages they provide. These exposures and the risks they present are discussed in aggregate for SBI and P&C Other as they are estimated by product and like exposure.

The table below provides our loss and ALAE reserves, excluding ULAE reserves, before reinsurance for our commercial products:

DECEMBER 31	2005	2004
Workers Compensation	$958.9	$864.1
Commercial Multi-Peril	332.5	392.7
Commercial Automobile	296.2	310.7
Monoline General Liability	272.2	282.2
Business Owners	163.5	144.0
Commercial Umbrella	116.9	118.5
Monoline Property	86.8	45.8
Other	193.2	245.6

Subtotal	2,420.2	2,403.6
Construction Defects	330.0	386.8
Asbestos	186.1	169.9
Environmental	162.0	163.2

Total SBI and P&C Other	$3,098.3	$3,123.5

Workers Compensation – The following table shows our loss and ALAE reserves for voluntary and non-voluntary workers compensation and other relevant data. The data shown reflects workers compensation policies written in SBI as well as those workers compensation policies that are in runoff and included in the P&C Other segment. The table excludes ULAE reserves, which were $62.1 at year-end 2005, $41.6 at year-end 2004 and $43.8 at year-end 2003:

DECEMBER 31	2005	2004	2003
Loss and ALAE Payments	$130.1	$159.4	$202.8
Reserves at Year-end, Before Reinsurance	$958.9	$864.1	$904.9
Earned Premiums	$157.5	$155.6	$145.6
Claims (Number of Claims):
Reported Claims in the Year	6,671	6,979	8,227
Open Claims at Year-end	8,236	9,489	11,138

FACTORS IN ESTIMATING LOSS RESERVES FOR WORKERS COMPENSATION

Estimating reserves for workers compensation involves a significant degree of uncertainty and judgment. This is driven by:

•	Long payout periods – Workers compensation claims can remain open 50 years or more, introducing variability in the ultimate length of the payout. The cumulative effect of inflation trends over time, particularly medical cost inflation, can be significant.

•	Unlimited liability nature of workers compensation policies – Many claims can payout for the lifetime of the claimant with no limit on the total payment amount.

•	Changes in future benefit levels – Legislative actions and judicial interpretations can affect the cost of future benefits.

•	Increases in life expectancy – Increases in life expectancy increase both the length of future payments and the cost of treatment.

•	Claim reporting lags – Some claims are not made immediately; as a result, we remain exposed to workers compensation losses arising from policies written years ago.

•	Changes in our business – Changes in our claims-handling practices, changes in our writings of large versus small- to mid-sized accounts, and changes in the mix of states where these policies are written can affect our ability to predict ultimate payout based on historical data.

In determining our best estimate for workers compensation reserves, long-term medical cost inflation trends over the average claim payout period represent our most significant assumption. We have assumed that double-digit medical cost inflation will continue in the near-term, moderating over time to historical levels. Our best estimate of workers compensation reserves presents risk of unfavorable reserve development should medical inflation trends not abate. A one-point increase in our estimate of the average medical cost severity trend would yield an increase of approximately $70 in our estimated reserves.

Other Commercial Products – Excluding commercial liability products, which are discussed below, the payout periods for our other commercial products, primarily commercial auto and commercial property, are relatively short. As a result, our estimated loss reserves for these products are subject to less volatility than our workers compensation reserves. We use standard actuarial techniques combined with judgment to estimate these loss reserves.

Commercial Liability Products – Our commercial multi-peril policies, business owners policies, general liability and commercial umbrella policies provide third-party liability coverage to our policyholders.

Estimating reserves for third-party liability involves a significant degree of uncertainty and judgment. This is driven by:

•	Long payout periods – Many third-party liability claims are paid years after the occurrence of the loss. As a result, the cumulative effect of inflation can be significant.

•	Claim reporting lags – Some claims are not made immediately; as a result, we remain exposed to losses arising from policies written years ago.

•	Changes in coverage interpretation – Legislative actions and judicial interpretations can affect the cost of future payments.

•	Changes in our business – Changes in our claims-handling practices, changes in our writings of large versus small- to mid-sized accounts, and changes in the mix of types of business can affect our ability to predict ultimate payout based on historical data.

These factors give rise to latent claim emergence and evolving coverage precedents for claims regarding such things as asbestos, environmental and construction defects. We discuss each of these claim types in further detail below.

Asbestos – This table shows our loss and ALAE reserves for asbestos-related claims. The table excludes ULAE reserves, which were $16.1 at year-end 2005, $14.2 at year-end 2004 and $4.0 at year-end 2003:

DECEMBER 31	2005	2004	2003
Loss and ALAE Payments, Before Reinsurance	$12.3	$14.7	$25.9
Loss and ALAE Payments, Net of Reinsurance	$11.5	$13.7	$15.8
Reserves at End of Year, Before Reinsurance	$186.1	$169.9	$142.0
Reserves at End of Year, Net of Reinsurance	$158.9	$141.8	$125.9
Three-Year Survival Ratio, Gross	10.6	8.2	7.1
Three-Year Survival Ratio, Net	11.6	10.5	9.8
Claims and Average Costs: *
Open Claims at End of Year	3,061	2,818	2,723
Average Paid per Closed Claim	$25,256	$20,467	$30,032
Average Case Reserve per Open Claim	$39,230	$37,561	$28,389

*	Number of claims and whole dollars, net of reinsurance.

In this table, the three-year survival ratio represents the number of years our current loss reserves would last if future payments are made at the same average annual rate experienced over the last three years. The three-year survival ratio is equal to our loss reserves, divided by our average annual payment over the last three years.

Due to volatility and the sparseness of data, estimating loss reserves for asbestos claims requires more than standard actuarial techniques. As a result, we analyze and consider claims statistics and trends, directional trends in survival ratios, and applicable law and coverage litigation.

OUR ASBESTOS LIABILITY EXPOSURE – Here’s the breakout of our asbestos loss reserves, net of reinsurance:

•	55.6% relates to our runoff assumed reinsurance operations and our exposure to syndicates and pools.

•	44.4% relates to our direct exposure.

Accordingly, we’ve established two separate special claims-handling functions, one that specializes in asbestos claims related to our runoff assumed reinsurance operations, and one that specializes in asbestos claims related to our direct exposure.

Our exposure through our runoff assumed reinsurance operations is primarily excess-of-loss reinsurance. Pools are groups of insurers that enter into agreements to share exposure related to specific insureds. Our loss reserve estimates for pools reflect the loss reserve estimates provided by the pools’ independent actuaries. The loss experience of our runoff assumed reinsurance operations follows the general industry trend.

Our direct exposure is primarily due to smaller and more peripheral entities becoming defendants in asbestos claims. Our exposure to the major high-profile asbestos defendants is limited for our direct business. This stems from our historical business strategy to not write direct coverages for larger companies. In addition, we do not have direct exposure to businesses that are the subject of settlement agreements.

Our IBNR reserves were 24.4% of our loss and ALAE reserves for asbestos claims at December 31, 2005 and 25.4% at December 31, 2004.

We categorize our policyholders with active asbestos claims in two groups according to their exposure:

•	Large asbestos accounts – Our policyholders with cumulative loss payments exceeding $100,000 as of December 31, 2005.

•	Small asbestos accounts – Our policyholders with cumulative loss payments of less than $100,000 as of December 31, 2005.

These tables provide details about our policyholders and losses paid related to asbestos loss reserves:

DECEMBER 31, 2005	NUMBER OF POLICYHOLDERS	2005 NET PAID	NET ASBESTOS RESERVES	% OF ASBESTOS RESERVES
Assumed Reinsurance and Pools – Loss and ALAE	—	$5.2	$78.6	49.5%
Policyholders with Active Claims
Large Asbestos Accounts - Loss	16	1.6	9.8	6.2
Small Asbestos Accounts - Loss	140	0.1	8.8	5.5

Total - Loss	156	1.7	18.6	11.7
Total ALAE	—	4.6	22.8	14.4
IBNR	—	—	38.9	24.4

Total	156	$11.5	$158.9	100.0%

DECEMBER 31, 2004	NUMBER OF POLICYHOLDERS	2004 NET PAID	NET ASBESTOS RESERVES	% OF ASBESTOS RESERVES
Assumed Reinsurance and Pools – Loss and ALAE	—	$5.9	$66.5	46.9%
Policyholders with Active Claims
Large Asbestos Accounts - Loss	12	1.6	9.9	7.0
Small Asbestos Accounts - Loss	142	1.7	8.8	6.2

Total - Loss	154	3.3	18.7	13.2
Total ALAE	—	4.5	20.6	14.5
IBNR	—	—	36.0	25.4

Total	154	$13.7	$141.8	100.0%

ESTIMATING LOSS RESERVES FOR ASBESTOS

Estimating loss reserves for asbestos claims requires more judgment than our other lines of business. That’s primarily because past claim experience may not be representative of future claims.

Several factors make it difficult to predict future asbestos claim payments. They include:

•	Insufficient data

•	Inherent risk of major litigation

•	Diverging legal interpretations

•	Regulatory actions

•	Legislative actions

•	Increases in bankruptcy proceedings

•	Non-impaired claimants being allowed to make claims

•	Efforts by insureds to seek coverage interpretation not subject to aggregate limits

Changes in these factors could result in future asbestos claims payments that are significantly different from those currently predicted.

In estimating our loss reserves for asbestos claims, we:

•	Consider applicable law and coverage litigation

•	Analyze claim statistics and trends

•	Review industry information to test the reasonableness of our reserves

•	Do not consider ongoing Congressional reform efforts

Some asbestos-related claims are subject to non-product liability coverage rather than product liability coverage. Non-product liability coverage may not be subject to policy aggregate limits, resulting in higher asbestos claims payments and related expenses.

Environmental – This table shows our loss and ALAE reserves for our liability coverages related to environmental claims. The table excludes ULAE reserves, which were $15.0 at year-end 2005, $16.0 at year-end 2004 and $9.8 at year-end 2003:

DECEMBER 31	2005	2004	2003
Loss and ALAE Payments, Before Reinsurance	$16.7	$13.8	$27.3
Loss and ALAE Payments, Net of Reinsurance	$13.1	$11.3	$25.9
Reserves at End of Year, Before Reinsurance	$162.0	$163.2	$153.9
Reserves at End of Year, Net of Reinsurance	$148.9	$154.7	$146.1
Three-Year Survival Ratio, Gross	8.4	9.4	9.3
Three-Year Survival Ratio, Net	8.9	9.9	9.6
Claims and Average Costs:*
Open Claims at End of Year	1,091	1,100	1,452
Average Paid per Closed Claim	$43,386	$15,824	$18,689
Average Case Reserve per Open Claim	$40,667	$34,276	$26,213

*	Number of claims and whole dollars, net of reinsurance.

OUR ENVIRONMENTAL CLAIMS EXPOSURE

Our environmental claims result from our runoff assumed reinsurance operations and our commercial general liability line that we write on a direct basis. We generally have avoided writing coverages for large companies with substantial exposures to environmental claims. As a result, our average environmental claim tends to be small.

Our IBNR reserves were 70.2% of our loss and ALAE reserves for environmental claims at December 31, 2005 and 75.6% at December 31, 2004.

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

Our relatively limited environmental claims activity results in fluctuations in average values from period to period. The 2005 average paid closed environmental claim increased compared with 2004 due in part to a general liability settlement relating to contaminated land on a single private development project. Additionally, average payments were unusually low in 2003 and 2004 due to the above-mentioned settlement reached on a large number of individual environmental claims related to coverage on general liability policies written for individual gasoline stations.

ESTIMATING LOSS RESERVES FOR ENVIRONMENTAL

The volatility of actuarial estimates of liabilities for environmental claims is often greater than that of other exposures. This is due to several factors including:

•	Insufficient data

•	Changes in the number and types of defendants involved with these claims

•	Unresolved legal issues, including existence of coverage, definition of ultimate damages and final allocation of damages due from the financially responsible parties

In light of these factors, we estimate loss reserves for environmental claims including consideration of:

•	Claim statistics and trends

•	Directional trends in survival ratios

•	Applicable law and coverage litigation

•	Industry data

Construction Defects – This table shows our loss and ALAE reserves for construction defects claims. The table excludes ULAE reserves, which were $28.5 at year-end 2005, $19.9 at year-end 2004 and $8.2 at year-end 2003:

DECEMBER 31	2005	2004	2003
Loss and ALAE Payments, Before Reinsurance	$56.7	$59.8	$63.1
Loss and ALAE Payments, Net of Reinsurance	$56.7	$59.8	$62.2
Reserves at End of Year, Before Reinsurance	$330.0	$386.8	$431.2
Reserves at End of Year, Net of Reinsurance	$330.0	$386.8	$431.2
Claims and Average Costs:*
Open Claims at End of Year	1,087	1,417	1,689
Average Paid per Closed Claim	$49,441	$41,908	$43,641

*	Number of claims and whole dollars, net of reinsurance.

OUR CONSTRUCTION DEFECTS CLAIMS EXPOSURE

Our exposure to construction defects claims comes from general liability and commercial multi-peril coverages we provide to contractors. Construction defects claims result from alleged defective work performed in the construction of large structures that include apartments, condominiums and large developments of single-family dwellings or other housing.

Construction defects claimants often seek payment for damages resulting directly from the alleged defective construction work and diminished economic value of the structure – meaning that the structure has less market value because of the alleged defective construction work. Construction defects claims are complex, with an inherent difficulty in determining fault. Most of our claims are concentrated in a small number of states, particularly California.

Our IBNR reserves were 78.8% of our loss and ALAE reserves for construction defects claims at December 31, 2005 and 78.6% at December 31, 2004.

We have taken a number of actions to mitigate our exposure to construction defects claims, enabling us to vigorously defend our coverage position. They include:

•	Stricter underwriting standards

•	A separate claims-handling function and internal legal counsel specializing in construction defects claims

•	Relationships with external legal counsel specializing in construction defects claims

ESTIMATING LOSS RESERVES FOR CONSTRUCTION DEFECTS CLAIMS

The main factors in estimating loss reserves for construction defects claims are:

•	Changing legal and regulatory environments

•	Statutes of limitations and statutes of repose in filing these claims

•	Diminished value claims

•	Involvement of multiple plaintiffs, defendants and insurers

•	Long periods between the actual construction work and the date the claim is reported

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

Over the last three years, our number of open construction defects claims has decreased steadily – an average drop of 16.8% per year. Our loss reserve estimates assume that the number of open claims will continue to decrease, but at a slower rate.

Surety – Our surety bonds insure construction performance, as well as legal matters that include appeals, probate cases and bankruptcies. By their nature, surety claims result in lower loss frequency and higher loss severity than most of our P&C products. In addition, surety claims provide us with substantial opportunity for salvage and subrogation, the nature and extent of which vary from case to case.

To estimate loss reserves for Surety, we examine:

•	Actuarial analysis

•	Large claim analysis

•	Reinsurance terms and conditions

•	Individual insured exposure analysis

•	Analysis of salvage and subrogation potential

Our Surety loss and ALAE reserves, net of salvage and subrogation recoveries, were $5.7 at December 31, 2005 and $12.2 at December 31, 2004. Surety reserves fluctuate from period to period due to the lag between the time payments are made on a claim and the time we receive salvage and subrogation amounts.

Loss and LAE Reserves – Three-Year Review – In this section, we provide the actual reserve estimates for the last three years and discuss changes in those estimates. We report changes in estimated reserves in our Consolidated Statements of Income the same year we make the change. This table shows the changes in our loss and LAE reserves for 2005, 2004 and 2003:

DECEMBER 31	2005	2004	2003
Loss and LAE Reserves at Beginning of Year	$5,209.3	$5,044.6	$4,998.5
Less Reinsurance Recoverables	339.1	344.4	411.6

Net Balance at Beginning of Year	4,870.2	4,700.2	4,586.9

Incurred Loss and LAE for Claims Occurring During:
Current Year	3,680.9	3,534.2	3,202.3
Prior Years	(45.9)	(39.0)	249.9

Total Incurred Loss and LAE	3,635.0	3,495.2	3,452.2

Loss and LAE Payments for Claims Occurring During:
Current Year	1,912.1	1,884.5	1,757.5
Prior Years	1,616.5	1,440.7	1,581.4

Total Loss and LAE Payments	3,528.6	3,325.2	3,338.9
Sale of London Operations	(51.0)	—	—

Net Balance at End of Year	4,925.6	4,870.2	4,700.2
Plus Reinsurance Recoverables	432.6	339.1	344.4

Loss and LAE Reserves at End of Year	$5,358.2	$5,209.3	$5,044.6

2005 – In 2005, we reduced our estimates for prior years’ loss and LAE reserves by $45.9. This total decrease included:

•	$77.3 reduction in commercial multi-peril reserves and general liability reserves other than asbestos, environmental and construction defects due to lower-than-expected number of claims

•	$36.7 reduction in personal auto reserves, reflecting decreases in severity estimates for prior accident years in our liability lines

•	$26.3 reduction in construction defects reserves, reflecting claims frequency improvement in our runoff lines

•	$11.0 reduction in personal property reserves, reflecting improvement in severity relative to our original estimates

•	$30.5 increase in our Surety reserves related to large loss activity in our contract lines

•	$47.0 increase in workers compensation reserves to reflect increased provisions for long-term medical claim inflation and associated claims adjustment expenses

•	$35.8 increase in our asbestos and environmental reserves to reflect increases in defense and containment costs

•	$7.9 reduction in a number of lines due to emerging claim trends and related loss data, including ULAE

2004 – In 2004, we reduced our estimates for prior years’ loss and LAE reserves by $39.0. This total decrease included:

•	$42.9 reduction in personal property reserves, reflecting lower claims frequency than our original estimates

•	$32.6 reduction in commercial auto reserves, primarily due to a favorable ruling related to Ohio uninsured motorists coverage

•	$14.8 reduction in personal auto reserves, reflecting improved claims frequency in both our preferred and non-standard books of business

•	$20.7 increase in commercial multi-peril and other general liability reserves. This included an $8.6 reduction in World Trade Center loss estimates, a $29.6 increase in asbestos reserves and a $14.3 increase in environmental reserves

•	$30.6 increase in a number of lines due to emerging claim trends and related loss data, including ULAE

2003 – In 2003, we increased our estimates for prior years’ loss and LAE reserves by $249.9. The total increase included:

•	$205.0 increase as a result of higher medical cost trends for workers compensation than previously expected

•	$44.9 increase in a number of lines due to emerging claim trends and related loss data

Of the $205.0 increase, $180.0 was related to loss and ALAE reserves. This increase included $130.0 in P&C Other, $48.0 in SBI Regular and $2.0 in SBI Special Accounts Facility. The largest amount of reserve development related to California, particularly in the large-commercial business we began exiting in 2001. We also increased ULAE reserves by $25.0. This increase included $14.9 in P&C Other, $9.6 in SBI Regular and $0.5 in SBI Special Accounts Facility. This increase reflected our estimate of the ongoing expense of servicing workers compensation claims. As claims remain open for longer periods, our costs to handle those claims rise.

Analysis of Losses and LAE Reserve Development – 10-Year Review – The Analysis of Losses and LAE Reserve Development table on page 50 shows the development of our loss and LAE reserves from 1995 through 2005. For 1997 to 2005, the table includes amounts for American States Financial Corporation, which we acquired in 1997.

In the table on page 50:

•	Section A shows the unpaid loss and LAE reserves we recorded at December 31, 1995-2005. It breaks out these reserves as:

•	Gross of Reinsurance – Our total amount of loss and LAE reserves

•	Reinsurance – The amount we expect to be reimbursed by our reinsurers

•	Net of Reinsurance – The amount of our loss and LAE reserves after reinsurance

•	Section B shows the cumulative amount we have actually paid through the years. For example:

•	As shown in Section A, our loss and LAE reserves net of reinsurance at year-end 1995 were $2,070.1.

•	After 10 years, we’ve actually paid $1,705.0.

•	Section C shows our revised loss and LAE reserve estimates through the years. For example:

•	As shown in Section A, our reserves net of reinsurance at year-end 1995 were $2,070.1.

•	Section C shows the annual reestimation of those reserves, and after 10 years our revised reserves were $1,911.1.

•	Section D shows the cumulative redundancy or deficiency developed through the years. A redundancy occurs when our reserves exceed our actual loss experience, and a deficiency occurs when our reserves are less than our actual experience. For example:

•	As shown in Section A, our loss and LAE reserves net of reinsurance at year-end 1995 were $2,070.1.

•	After one year those reserves developed a $77.7 redundancy, and after 10 years the redundancy grew to $159.0. This is the difference between the reserves shown in Section A net of reinsurance, and the reestimated amounts in Section C.

Our Analysis of Losses and LAE Reserve Development table shows these trends:

•	Favorable development in reserve estimates from 1995 through 1996

•	Unfavorable development in reserve estimates from 1997 through 2003

•	Favorable development in reserve estimates from 2004 through 2005

The favorable trend from 1995 through 1996 was primarily due to:

•	Loss and LAE reserves that were ultimately conservative

•	Benefits from establishing specialized claims-handling units for construction defects, asbestos and environmental exposures, and fraud investigations

•	Favorable workers compensation legislation in the early 1990s

•	Moderation in medical costs and inflation during the period

The unfavorable trend from 1997 through 2003 was primarily due to:

•	Significant increases in workers compensation medical costs

•	Legislative and regulatory developments

•	Higher-than-expected number of construction defects, asbestos and environmental losses

The favorable development from 2004 and 2005 was primarily due to:

•	Lower-than-expected number of claims in our Auto and Property segments

•	Lower-than-expected number of claims in commercial auto and liability

•	Lower-than-anticipated losses related to the World Trade Center

•	Lower-than-expected number of claims in construction defects

In the Analysis of Losses and LAE Reserve Development table, all amounts include the effects of changes in amounts for prior periods.

Conditions and trends that affected our loss and LAE reserves in the past may not occur in the future. For example, substantial reduction in our large-commercial insurance and program business in 2001 will disproportionately affect trends in these tables for several years. As a result, our Analysis of Losses and LAE Reserve Development table is not a basis for estimating future redundancies or deficiencies.

ANALYSIS OF LOSSES AND LAE RESERVE DEVELOPMENT

DECEMBER 31	1995	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005

A. Reserve for Unpaid Losses and LAE
Gross of Reinsurance	$2,180.8	$2,059.1	$4,310.5	$4,219.9	$4,378.6	$4,612.7	$5,053.7	$4,998.5	$5,044.6	$5,209.3	$5,358.2
Reinsurance	110.7	103.4	228.6	253.6	309.5	343.6	415.9	411.6	344.4	339.1	432.6

Net of Reinsurance	$2,070.1	$1,955.7	$4,081.9	$3,966.3	$4,069.1	$4,269.1	$4,637.8	$4,586.9	$4,700.2	$4,870.2	$4,925.6

B. Cumulative Net Amount Paid as of
One Year Later	$755.4	$772.9	$1,345.5	$1,389.2	$1,510.7	$1,618.7	$1,672.1	$1,581.4	$1,440.7	$1,616.5
Two Years Later	1,095.0	1,101.4	2,049.3	2,165.5	2,336.2	2,537.8	2,575.1	2,394.4	2,265.7
Three Years Later	1,267.6	1,287.9	2,516.3	2,638.0	2,895.0	3,106.6	3,112.6	2,934.4
Four Years Later	1,370.0	1,404.3	2,821.0	2,981.9	3,245.1	3,452.1	3,482.9
Five Years Later	1,440.5	1,485.3	3,059.1	3,201.3	3,468.7	3,705.6
Six Years Later	1,493.1	1,600.9	3,223.9	3,354.7	3,642.8
Seven Years Later	1,591.4	1,639.9	3,342.0	3,479.3
Eight Years Later	1,623.7	1,688.1	3,441.4
Nine Years Later	1,666.7	1,729.7
Ten Years Later	1,705.0

C. Net Reserve Re-estimated as of
One Year Later	$1,992.4	$1,947.7	$3,981.9	$4,045.1	$4,217.4	$4,614.2	$4,763.6	$4,836.8	$4,661.2	$4,824.3
Two Years Later	1,889.9	1,861.4	3,989.0	4,070.3	4,447.8	4,709.7	5,004.2	4,826.9	4,662.5
Three Years Later	1,804.7	1,806.6	3,986.0	4,209.9	4,506.0	4,960.1	5,033.9	4,895.6
Four Years Later	1,757.1	1,799.6	4,097.1	4,252.4	4,708.5	4,974.7	5,171.4
Five Years Later	1,757.3	1,849.6	4,147.2	4,397.6	4,730.2	5,101.4
Six Years Later	1,803.3	1,872.4	4,281.0	4,426.4	4,848.9
Seven Years Later	1,830.8	1,901.6	4,288.4	4,537.1
Eight Years Later	1,848.2	1,925.6	4,401.7
Nine Years Later	1,887.8	1,948.5
Ten Years Later	1,911.1

D. Cumulative Net Redundancy (Deficiency) as of
One Year Later	$77.7	$8.0	$100.0	$(78.8)	$(148.3)	$(345.1)	$(125.8)	$(249.9)	$39.0	$45.9
Two Years Later	180.2	94.3	92.9	(104.0)	(378.7)	(440.6)	(366.4)	(240.0)	37.7
Three Years Later	265.4	149.1	95.9	(243.6)	(436.9)	(691.0)	(396.1)	(308.7)
Four Years Later	313.0	156.1	(15.2)	(286.1)	(639.4)	(705.6)	(533.6)
Five Years Later	312.8	106.1	(65.3)	(431.3)	(661.1)	(832.3)
Six Years Later	266.8	83.3	(199.1)	(460.1)	(779.8)
Seven Years Later	239.3	54.1	(206.5)	(570.8)
Eight Years Later	221.9	30.1	(319.8)
Nine Years Later	182.3	7.2
Ten Years Later	159.0

Gross loss and LAE reserve development approximates the net loss and LAE reserve development disclosed above.

Reinsurance Recoverables

On page 12, we provided an overview of how we use reinsurance. Here, we focus on how we estimate reinsurance recoverables.

The reinsurance we buy limits our losses on certain individual risks and reduces our exposure to catastrophic events. We purchase reinsurance from several reinsurers and are not dependent upon any single reinsurer. Reinsurance recoverables are the amounts our reinsurers owe us related to the losses we have incurred. We reported $447.0 at December 31, 2005 and $355.4 at December 31, 2004 in reinsurance recoverables as assets on our Consolidated Balance Sheets. The increase in our reinsurance recoverables in 2005 is a result of estimated reinsurance recoveries related to workers compensation and Hurricane Katrina losses.

Determining reinsurance recoverables requires us to make estimates because we do not know the exact amount due from the reinsurer until all our underlying losses are settled. The amount of reinsurance recoverables varies depending on the size of individual losses and the aggregate amount of losses in particular lines of business.

To estimate reinsurance recoverables, we:

•	Review estimates of large losses that are covered under reinsurance agreements

•	Review reinsurance recoverable amounts for specific claims as well as for lines of business

•	Compare our estimates with past reinsurance recoverables

•	Perform actuarial analyses of loss development above and below our retention levels – the amounts we absorb before the reinsurers reimburse us – specified under our reinsurance agreements

•	Examine actuarial data with and without reinsurance recoverables

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

Our estimated allowance for uncollectible reinsurance was $12.5 at December 31, 2005 and $15.4 at December 31, 2004.

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

How We Determine Other-than-Temporary Declines in the Value of Our Investments – We regularly review the fair value of our investments. Invested assets are subject to various risks, such as interest rate, market and credit risks. Periodic changes in fair values of our investments are reported as a component of accumulated other comprehensive income on our Consolidated Balance Sheets and are not reflected in the operating results of any period until we sell the security or when declines in fair value are determined to be other-than-temporary. If the fair value of any of our investments falls below our cost or amortized cost basis in the investment, we analyze the decrease to determine whether it is an other-than-temporary decline in value. To make this determination for each security, we consider:

•	How long and by how much the fair value of the security has been below its amortized cost

•	The current financial condition and future prospects of the issuer of the security, including any specific events that may affect its operations or earnings potential

•	Our intent and ability to keep the security long enough for it to recover its value

•	Any downgrades of the security by a rating agency

•	Any reduction or elimination of dividends or non-payment of scheduled interest payments

Based on our analysis, we make a judgment as to whether the decline is other-than-temporary. Sometimes, an investment decline we consider temporary in one quarter can become other-than-temporary in a future quarter. If the decline is other-than-temporary, we report an impairment charge within Net Realized Investment Gains in our Consolidated Statements of Income in the period we make that determination. We reported impairment charges of $15.5 in 2005, $9.0 in 2004 and $47.8 in 2003.

Determining the Fair Value of Our Investments – For the majority of our investments, we use available public market price information to determine the fair value. When such information is not available, as is the case for securities that are not publicly traded, we use other valuation techniques. These techniques include:

•	Using independent pricing sources, including brokers

•	Evaluating discounted cash flows

•	Identifying comparable securities with quoted market prices based on industry sector, credit quality and maturity

•	Using internally prepared valuations based on certain modeling and pricing methods

More about our investments can be found in the Our Investment Results section on page 73.

Consolidated Results of Operations

The following table presents summary consolidated financial information. A detailed discussion of our results by segment can be found on page 54.

YEAR ENDED DECEMBER 31	2005	2004	2003
Net Earned Premiums	$5,805.4	$5,529.1	$4,901.8
Net Investment Income	485.1	464.6	468.4
Net Realized Investment Gains	60.4	200.8	70.1
Other Revenues	0.2	0.9	9.8

Total Revenues	6,351.1	6,195.4	5,450.1

Losses and LAE	3,635.0	3,495.2	3,452.2
Amortization of Deferred Policy Acquisition Costs	973.1	924.6	846.2
Other Underwriting and Operating Expenses	662.0	648.1	635.3
Interest Expense	88.6	108.2	127.1
Loss on Debt Repurchases	4.0	121.0	—
Restructuring Charges	2.7	5.4	9.2

Total Expenses	5,365.4	5,302.5	5,070.0

Income from Continuing Operations before Income Taxes	985.7	892.9	380.1
Provision for Income Taxes	294.6	272.7	94.6

Income from Continuing Operations	691.1	620.2	285.5
Results from Discontinued Operations, Net of Taxes	—	(57.8)	53.7

Net Income	$691.1	$562.4	$339.2

Revenues

Total revenues increased 2.5% in 2005 compared with 2004, and increased 13.7% in 2004 compared with 2003. The increases were driven by:

•	Net earned premiums – Our net earned premiums grew 5.0% in 2005 compared with 2004, and 12.8% in 2004 compared with 2003. These increases reflect growth in policies-in-force (PIF) as well as price increases primarily in our Auto segment. 2004 also included PIF growth and price increases in SBI Regular and Surety. In 2005, our growth slowed in the face of increased competitive pressures as some of our competitors increased advertising for auto insurance and lowered prices to attract new auto and commercial business.

•	Net investment income – The increase in net investment income in 2005 compared with 2004 was due to an increase in average invested assets, as a result of positive operating cash flows partially offset by lower yields on new investments, compared with yields on matured or called investments.

•	Net realized investment gains – Net realized investment gains decreased $140.4 in 2005 compared with 2004 and increased $130.7 in 2004 compared with 2003. These changes were due primarily to higher gains realized in 2004 related to the reduction of our equity holdings to our target level of approximately 10% of our investment portfolio. Net realized investment gains included pretax impairments of $15.5 in 2005, $9.0 in 2004 and $47.8 in 2003.

Net Income

Net income increased 22.9% in 2005 compared with 2004, while net income in 2004 increased 65.8% compared with 2003, driven by:

•

Underwriting profit – Our underwriting profit increased by $46.9 in 2005 compared with 2004 due to improved results in SBI Regular. Our underwriting profit increased by $478.2 in 2004 compared with the underwriting loss in 2003, primarily due to improved results in Auto, Property and SBI Regular. Pretax net of reinsurance catastrophe losses were $267.4 in 2005, compared with

$275.6 in 2004 and $153.7 in 2003. We had favorable prior-year reserve development of $44.0 in 2005 and $39.0 in 2004. This was driven primarily by favorable reserve development in our personal property, personal auto and commercial auto reserves. In 2003, we had unfavorable prior-year reserve development, primarily in workers compensation reserves, of $249.9.

•	Other underwriting and operating expenses – Our expense reduction efforts that began in 2003 reduced our 2004 operating expenses by approximately $75, primarily by eliminating approximately 500 positions in our corporate departments. At the same time, our expenses reflected our business growth.

•	Interest expense – Our interest expense decreased in 2005 and 2004 due to our debt repurchases described below.

•	Loss on debt repurchases – In 2005, we repurchased $25.9 in principal amount of debt. Including transaction costs, this resulted in a loss on debt repurchases of $4.0. In 2004, we used $735.2 of the proceeds from the sale of L&I to repurchase $618.4 in principal amount of debt and capital securities. Including transaction costs, this resulted in a loss on debt repurchases of $121.0.

•	Provision for income taxes – Our effective tax rate was 29.9% in 2005, 30.5% in 2004 and 24.9% in 2003. The increase in the effective tax rate in 2004 compared with 2003 was due to the change to an underwriting profit of $472.3 from an underwriting loss of $5.9. When the profit or loss approaches zero, our permanent differences - differences resulting from income that is not included in taxable income and will never be taxable, such as tax-exempt interest income - have a more significant impact on the effective tax rate.

•	Discontinued operations – In 2004, Results from Discontinued Operations included the after-tax loss on the sale of our L&I operations of $131.0. This was partially offset by $73.2 in Income from Discontinued Operations. Income from Discontinued Operations was $53.7 in 2003.

Reconciling Segment Results

The following table assists in reconciling our GAAP results, specifically the “Income from Continuing Operations before Income Taxes” line from our Consolidated Statements of Income to our operating results:

YEAR ENDED DECEMBER 31	2005	2004	2003
P&C	$1,040.7	$1,091.6	$479.6
Corporate	(55.0)	(198.7)	(99.5)

Income from Continuing Operations before Income Taxes	$985.7	$892.9	$380.1

The GAAP results are further described using our segment measures, which provide a helpful picture of how our company is doing. However, using them to measure profitability – while fairly common in our industry – is not consistent with GAAP.

Our P&C Operating Results

The primary measures of our operating results include our premiums, underwriting profit or loss and combined ratios. The following tables report those key items – by our reportable segments – for the last three years. More information about the results, also by reportable segment, follows the tables.

First, premiums are the primary driver of our revenues, along with net investment income and net realized investment gains.

Net written premiums are a non-GAAP measure representing the amount of premium charged for policies issued with effective dates during the period. Premiums are reflected as revenue in the Consolidated Statements of Income as they are earned over the underlying policy period. Net written premiums applicable to the unexpired term of a policy are recorded as unearned premiums on our Consolidated Balance Sheets.

We view net written premiums as a measure of business production for the period under review and a leading indicator of net earned premiums. The following table reconciles net written premiums to net earned premiums, the most directly comparable GAAP measure on our Consolidated Statements of Income:

YEAR ENDED DECEMBER 31	2005	2004	2003
Net Written Premiums	$5,802.1	$5,672.3	$5,108.8
Change in Unearned Premiums	3.3	(143.2)	(207.0)

Net Earned Premiums	$5,805.4	$5,529.1	$4,901.8

Our net earned premiums by reportable segment were:

YEAR ENDED DECEMBER 31	2005	2004	2003
SAFECO PERSONAL INSURANCE
Auto	$2,820.4	$2,628.6	$2,241.5
Property	913.3	920.6	920.9
Specialty	98.1	90.2	83.0

SPI Total	3,831.8	3,639.4	3,245.4

SAFECO BUSINESS INSURANCE
SBI Regular	1,272.2	1,224.7	1,097.5
SBI Special Accounts Facility	431.9	443.3	383.8

SBI Total	1,704.1	1,668.0	1,481.3

Surety	260.9	203.0	153.6
P&C Other	8.6	18.7	21.5

Total Net Earned Premiums	$5,805.4	$5,529.1	$4,901.8

Next, underwriting profit or loss is our measure of each segment’s performance. Underwriting profit or loss is our net earned premiums less our losses from claims, LAE and underwriting expenses:

YEAR ENDED DECEMBER 31	2005	2004	2003
SAFECO PERSONAL INSURANCE
Auto	$139.6	$176.2	$47.7
Property	198.2	209.2	108.9
Specialty	6.9	11.9	27.2

SPI Total	344.7	397.3	183.8

SAFECO BUSINESS INSURANCE
SBI Regular	117.9	47.2	(28.6)
SBI Special Accounts Facility	32.6	26.3	23.5

SBI Total	150.5	73.5	(5.1)

Surety	55.0	42.4	27.6
P&C Other	(31.0)	(40.9)	(212.2)

Total Underwriting Profit (Loss)	519.2	472.3	(5.9)
P&C Net Investment Income	460.6	445.0	453.0
Restructuring Charges	(2.7)	(5.4)	(8.3)
Net Realized Investment Gains	63.6	179.7	40.8

P&C Income from Continuing Operations before Income Taxes	$1,040.7	$1,091.6	$479.6

Finally, combined ratios show the relationship between underwriting profit or loss and net earned premiums. Using ratios helps us see our operating trends without the effect of changes in net earned premiums:

YEAR ENDED DECEMBER 31	2005 +	2004 +	2003 +
SAFECO PERSONAL INSURANCE
Auto	95.1%	93.3%	97.9%
Property	78.3	77.3	88.2
Specialty	93.0	86.8	67.2

SPI Total	91.0	89.1	94.3

SAFECO BUSINESS INSURANCE
SBI Regular	90.7	96.2	102.6
SBI Special Accounts Facility	92.4	94.1	93.9

SBI Total	91.2	95.6	100.3

Surety	78.9	79.1	82.0
P&C Other	*	*	*

Total Combined Ratio	91.1%	91.5%	100.1%

+	Combined ratios are GAAP basis. Expressed as a percentage, they are equal to losses and expenses divided by net earned premiums.

*	Not meaningful because this is a runoff business with minimal premium.

Auto

YEAR ENDED DECEMBER 31	2005	2004	2003
Net Written Premiums	$2,820.0	$2,705.6	$2,335.5
Net Earned Premiums	$2,820.4	$2,628.6	$2,241.5

Underwriting Profit	$139.6	$176.2	$47.7

Loss and LAE Ratio	72.1%	71.0%	74.6%
Expense Ratio	23.0	22.3	23.3

Combined Ratio	95.1%	93.3%	97.9%

Our Auto segment provides coverage for liability of our policyholders to others for both bodily injury and property damage, for injuries sustained by our policyholders, and for physical damage to our customers’ vehicles from collision and other hazards.

Driving Our Results

We’ve achieved growth and underwriting profitability in our Auto business through our:

•	Segmented auto insurance product

•	Underwriting and pricing discipline

•	Ease-of-doing business

Segmented Auto Insurance Product – Our segmented auto insurance product offers up to 15 underwriting tiers. These underwriting tiers are further refined using multivariate models to assess the risk of loss based on many factors, and provide a more accurate price for a wider range of risks. During 2005, we launched an updated underwriting and pricing model for our Auto product. The primary change involves using our own vehicle groupings (known as rating symbols) based on our experience and data rather than industry vehicle rating symbols, allowing us to vary some of our deductibles. This updated model, now in place in 31 of the 44 states where we write auto business, further increases our sophistication and accuracy in our underwriting and pricing, giving us greater precision in matching rate for each risk.

Underwriting and Pricing Discipline – In 2005, we experienced a more competitive marketplace as many insurers achieved strong underwriting results. Competitors increased marketing and advertising for new auto insurance customers. We also have seen rate decreases by competitors in some states and loosening of underwriting standards. We continue to adhere to our disciplined underwriting standards and pricing in this environment.

Ease-of-Doing Business – Our commitment to ease-of-doing business continued through further development of our Safeco Now automated underwriting platform, which lowers our agents’ costs and provides an easy-to-use, Web-based sales-and-service platform. Our auto product is available on Safeco Now in all of the states where we write auto business. In 2004 and 2005, we enhanced our Safeco Now platform to streamline the service process for distributors and auto customers so that our agents and brokers can efficiently handle most auto policy changes and endorsements online.

PREMIUMS

Net written premiums increased $114.4, or 4.2%, in 2005 compared with 2004 and $370.1, or 15.8%, in 2004 compared with 2003. The increases in net written premiums were primarily driven by:

•	Growth of PIF – PIF increased 0.6% in 2005, 8.9% in 2004 and 9.0% in 2003. This reflected stable retention of policies of 79.5% in 2005, 80.4% in 2004 and 79.9% in 2003. Competitive pressures dampened new business growth in 2005. New policies sold decreased 19.8% in 2005 compared with 2004, and increased 8.8% in 2004 compared with 2003. The 2004 growth was primarily driven by the introduction of our Safeco Now Web-based sales-and-service platform early in 2004.

•	Changes in average premiums – We file rate changes on a state-by-state basis. Overall, we received approval for average rate decreases of 0.4% in 2005 and increases of 1.3% in 2004 and 5.6% in 2003. Rate changes are reflected on existing policies at renewal and are earned in our revenues over the six-month policy term. Premiums also are affected by the increased pricing for those policies that insure newer and more expensive cars, which we refer to as premium trend. They also are impacted by shifts in the mix of our business.

Net earned premiums increased $191.8, or 7.3%, in 2005 compared with 2004, and $387.1, or 17.3%, in 2004 compared with 2003. The increases in net earned premiums were primarily driven by:

•	Growth of PIF – PIF growth increased net earned premiums by $118.7 in 2005 compared with 2004, and $201.0 in 2004 compared with 2003.

•	Changes in average premiums – Changes in average premiums increased net earned premiums by $87.8 in 2005 compared with 2004, and $188.7 in 2004 compared with 2003.

UNDERWRITING RESULTS AND COMBINED RATIO

Our underwriting results decreased $36.6, and our combined ratio increased 1.8 points in 2005 compared with 2004. Our underwriting results increased $128.5, and our combined ratio decreased 4.6 points in 2004 compared with 2003. Our underwriting results and combined ratio were primarily driven by:

•	Changes in average premiums – Our earned rate changes, combined with premium trend, decreased our Auto combined ratio by 3.0 points in 2005 compared with 2004, and 7.9 points in 2004 compared with 2003.

•	Loss costs – In 2005, we experienced a mid-single-digit increase in severity – the average cost of a claim. This was in part due to the impact of medical costs inflation on bodily injury claims and a slight shift in business mix to states with higher bodily injury severity claims over the past 18 months. This also was partly due to the effect of our increased average deductible, which has eliminated some low-severity losses that are not reported because they are less than the now higher deductible amounts. The impact of the increase in severity was partially offset by the effect of a low-single-digit decrease in frequency – the average number of claims filed. These factors, net of reinsurance, increased our combined ratio by 3.5 points in 2005 compared with 2004. In 2004, the impact of loss-cost changes increased our combined ratio by 4.3 points compared with 2003.

•	Prior-year reserve development – Our underwriting results in 2005 included favorable prior-year reserve development of $34.7 and in 2004 included favorable prior-year reserve development of $12.7, reflecting decreases in severity estimates for prior accident years across liability lines compared with our original estimates. Results in 2003 included unfavorable reserve development of $6.5 related to prior accident years. The favorable development in 2005 decreased the combined ratio by 0.8 points compared with 2004. The favorable development in 2004 decreased the combined ratio by 0.9 points compared with 2003.

•	Catastrophe losses – We categorize catastrophes as events resulting in losses greater than $0.5 per event and involving multiple claims and policyholders. We cannot accurately predict when catastrophes may occur, and the number and type of catastrophes can vary widely. The losses they cause may significantly exceed our prior experience. Catastrophes can be caused by natural events, such as hurricanes, tornadoes, wildfires, earthquakes and hailstorms or other factors such as terrorism, riots, hazardous material releases or utility outages. Pretax after reinsurance catastrophe losses were $24.3 in 2005 compared with $18.9 in 2004 and $26.8 in 2003. The higher catastrophe losses increased the combined ratio by 0.1 points in 2005 compared with 2004. The lighter catastrophe losses in 2004 decreased the combined ratio by 0.3 points compared with 2003.

•	Expenses – The increase in our expense ratio of 0.7 points in 2005 compared with 2004 was driven by increased investment in technology and bad debt expense related primarily to non-standard policies, partially offset by decreased agent commissions resulting from slower growth and earned premium increases due to average premium changes. In 2004, the decrease in our expense ratio by 1.0 points compared with 2003 was the result of our expense improvement efforts, primarily as a result of the corporate restructuring initiatives. This was partly offset by higher bonus commission and employee performance bonus expenses due to our growth and improved underwriting results.

Where We’re Headed

We anticipate the following factors will impact our growth and profitability in the near future:

Competitive Environment – We believe competition in the auto segment will continue through mass market advertising, higher agency compensation and lower prices. We will maintain our underwriting discipline and will not compete for business for which we cannot obtain our long-term target margins. While maintaining our discipline, we will be relentless in seeking ways to profitably grow our business during this competitive cycle. We carefully monitor our rates and offer our distributors choices in the area of compensation so they can match compensation to their business model. We also are committed to managing our expenses, as we recognize that our competitors are doing the same.

Underwriting Segmentation – Our segmented auto product offers up to 15 underwriting tiers using multivariate models to assess the risk of loss based on many factors, providing a more accurate price for a wider range of risks. Going forward, we expect to further refine our underwriting and pricing models. This continuous process will provide increasing precision in matching rate for each risk.

Ease-of-Doing Business – We believe that the combination of our ongoing product development through underwriting segmentation and continued improvements in our ease-of-doing business through Safeco Now will allow us to continue to build profitable growth in the face of increasing competition. We believe that having more verifiable data available at the point of sale, such as motor vehicle reports, police reports and credit reports will make our application process smoother. We anticipate the change in average premium will be in the low-single digits in 2006, with rate increases targeted to specific segments of our business.

Business Growth – As our business grows, we may write more policies with standard and non-standard risks, which have, on average, higher frequencies than preferred risks. However, preferred auto business will still remain our largest book of business and continue to be our greatest area of opportunity. We will continue to grow into eastern states where we currently have less geographic presence. We also will focus on the changing nature of the independent distribution channel through new agency appointments and customized business approaches. Finally, we will continue to study the purchasing behaviors of insurance consumers to be certain we are meeting their needs.

Overall – In 2006, we anticipate our Auto revenue will continue to grow, while achieving our long-term target combined ratio of 96%.

Property

YEAR ENDED DECEMBER 31	2005	2004	2003
Net Written Premiums	$908.2	$918.3	$923.8
Net Earned Premiums	$913.3	$920.6	$920.9

Underwriting Profit	$198.2	$209.2	$108.9

Loss and LAE Ratio	50.1%	49.3%	59.5%
Expense Ratio	28.2	28.0	28.7

Combined Ratio	78.3%	77.3%	88.2%

The Property segment provides homeowners, dwelling fire, earthquake and inland marine coverage for individuals. Our Property coverages protect homes, condominiums and rental property contents against losses from a wide variety of hazards.

Driving Our Results

We’ve achieved profitability in our Property business through our:

•	Segmented property insurance products

•	Ease-of-doing business

•	Continued catastrophe management

Segmented Property Insurance Products – Our segmented homeowners product generally offers nine underwriting tiers. These underwriting tiers are further refined using multivariate models to assess the risk of loss based on many factors and provide a more accurate price for a wider range of risks. This increased segmentation means we are better able to align rate with risk, producing greater pricing precision. It also means we can grow by offering coverage to more home owners. We sell our segmented products in 43 of the 44 states where we write homeowners insurance. In 2005, we began to launch our new segmented dwelling fire product, a landlord protection policy that insures residential rental property. This is currently rolled out in 14 states, and we plan to complete the rollout of the new program by year-end 2006.

Ease-of-Doing Business – Our commitment to ease-of-doing business for our agents continues through our Safeco Now automated underwriting platform, which lowers our agents’ costs and provides an easy-to-use, Web-based sales-and-service platform. Our homeowners and dwelling fire products are available on Safeco Now in 43 of the 44 states where we write property business. As expected, this has contributed to an increase in new business.

Continued Catastrophe Management – We continue to actively manage our exposure to catastrophe risk through a combination of risk avoidance, risk mitigation and risk transfer strategies. Because of our catastrophe management strategies, our losses from the major hurricanes in 2005 and 2004 were less than our market share would indicate. In addition, our catastrophe losses due to tornadoes and hailstorms have dropped significantly over the past three years.

Premiums

Net written premiums decreased $10.1, or 1.1%, in 2005 compared with 2004, and $5.5, or 0.6%, in 2004 compared with 2003. This reflected:

•	Decline in PIF – The number of policies that did not renew with us in 2005, 2004 and 2003 exceeded the number of new policies written in each year, resulting in a decrease in PIF of 0.5% in 2005 compared with 2004, and 6.7% in 2004 compared with 2003. During 2004 and 2005, we launched our homeowners and dwelling fire products on our Safeco Now platform. This contributed to an increase in new Property policies written of 40.9% in 2005 compared with 2004. Our new business increased in 40 states in 2005, offset by a decline in new business in catastrophe-prone states. Our homeowners retention rates increased in 2005 to 85.2% compared with 83.7% in 2004 and 83.1% in 2003.

•	Changes in average premiums – We file rate changes on a state-by-state basis. Rate changes are reflected on existing policies on renewal and are earned in our revenues over the 12 month policy term. Overall we received approval for average rate decreases in our homeowners business of 1.0% in 2005, and increases of 1.3% in 2004 and 8.3% in 2003. Premiums also are impacted by automatic increases in the amount of insurance coverage to adjust for inflation in building costs, which we refer to as premium trend. They also are impacted by shifts in the mix of our business.

Net earned premiums decreased $7.3, or 0.8%, in 2005 compared with 2004 and were flat in 2004 compared with 2003. This reflected:

•	Decline in PIF – The decline in PIF reduced net earned premiums by $33.8 in 2005 compared with 2004, and $72.4 in 2004 compared with 2003.

•	Changes in average premiums – Changes in average premiums increased net earned premiums by $25.1 in 2005 compared with 2004, and $72.8 in 2004 compared with 2003.

Underwriting Results and Combined Ratio

Our underwriting profit in Property decreased $11.0, and our combined ratio increased 1.0 points in 2005 compared with 2004. Our underwriting profit increased $100.3, and our combined ratio decreased 10.9 points in 2004 compared with 2003. Our underwriting results and combined ratios were primarily driven by:

•	Changes in average premiums – Our homeowners rate changes combined with premium trend decreased our Property combined ratio by 2.1 points in 2005 compared with 2004, and 6.4 points in 2004 compared with 2003.

•	Loss costs – During 2005, our homeowners loss costs changes were relatively flat. Loss costs for other Property lines were down, resulting in a net decrease in loss costs for the Property segment. This change reduced our combined ratio by 0.6 points in 2005 compared with 2004. In 2004, we experienced reductions in frequency of claims in the mid-teens, partially offset by a mid-teen increase in severity, decreasing our combined ratio by 2.2 points compared with 2003.

•	Prior-year reserve development – Our underwriting results in 2005 included favorable prior-year reserve development of $11.0, including unfavorable prior-year reserve development of $10.5 in our estimates of the 2004 hurricanes in Florida and surrounding states. The favorable development reflected better-than-expected experience in our estimates of loss costs, primarily for accident years 2003 and 2004. Our underwriting results in 2004 included favorable prior-year reserve development of $47.5, primarily driven by changes in contract terms resulting in decreased frequency of claims beyond that previously expected. Results in 2003 included unfavorable prior-year reserve development of $16.0. The change in favorable reserve development in 2005 increased the combined ratio by 4.0 points compared with 2004. The change in reserve development in 2004 decreased the combined ratio by 6.9 points compared with 2003.

•	Catastrophe losses – We categorize catastrophes as events resulting in losses greater than $0.5 per event and involving multiple claims and policyholders. We cannot accurately predict when catastrophes may occur, and the number and type of catastrophes can vary widely. The losses they cause may significantly exceed our prior experience. Catastrophes can be caused by natural events, such as hurricanes, tornadoes, wildfires, earthquakes and hailstorms or other factors such as terrorism, riots, hazardous material releases or utility outages. Pretax after reinsurance catastrophe losses were $103.9 in 2005 (including the increase in reserves for the 2004 hurricanes described above) compared with $107.2 in 2004 and $101.9 in 2003. Catastrophe losses in 2005 (excluding the reserve increase for the 2004 hurricanes) decreased the combined ratio by 1.5 points in 2005 compared with 2004. The increase in 2004 catastrophe losses increased the combined ratio by 0.6 points in 2004 compared with 2003. Catastrophe losses in 2005 included $53.7 from hurricanes Katrina, Rita and Wilma in the Gulf States. Catastrophe losses in 2004 included $66.3 from the four hurricanes in Florida and surrounding states. Catastrophe losses in 2003 included $11.8 from the wildfires in California.

•	Expenses – Higher agent bonus commission expenses, driven by increased dwelling fire new business and better-than-anticipated underwriting results, increased our expense ratio by 0.2 points in 2005 compared with 2004. Our expense improvement efforts, primarily from corporate restructuring initiatives, decreased our expense ratio by 0.7 points in 2004 compared with 2003.

Where We’re Headed

We anticipate the following factors will impact our growth and profitability in the near future:

Business Growth – As our business grows, we may write more policies in markets where we previously have not written significant business. We will continue to grow into eastern states where we currently have less geographic presence, being selective where we write business to manage our catastrophe exposure. We also will focus on the changing nature of the independent distribution channel through new agency appointments and customized business approaches. As we promote growth, we will seek scale economies and ways to control expenses.

Underwriting Segmentation – We have replaced our existing dwelling fire product with our new tiered product in 14 states and plan to complete the rollout of the new program by year-end 2006.

Catastrophe Risk Management – Our underwriting strategy for property insurance is to target customers whose risk of loss provides us with the opportunity for profitable growth. We do this by managing exposure on policies in catastrophe-prone areas. In July 2005, we announced our withdrawal from the personal property business in Florida. We will stop renewing policies of existing personal property policyholders beginning in early 2006 as policies come up for renewal. In 2005, net earned premiums for personal property policies in Florida were $24.1.

Overall – We expect our Property segment revenue to grow modestly while operating at or better than our long-term target combined ratio of 92% in 2006. We do not, however, expect to experience favorable frequency trends. This will cause our margins to move closer to our target.

Specialty

YEAR ENDED DECEMBER 31	2005	2004	2003
Net Written Premiums	$101.3	$93.4	$85.7
Net Earned Premiums	$98.1	$90.2	$83.0

Underwriting Profit	$6.9	$11.9	$27.2

Loss and LAE Ratio	64.6%	61.7%	41.5%
Expense Ratio	28.4	25.1	25.7

Combined Ratio	93.0%	86.8%	67.2%

Our Specialty operation provides individuals with umbrella, recreational vehicle, motorcycle and boat owners insurance.

Premiums

Net written premiums increased $7.9, or 8.5%, in 2005 compared with 2004, and $7.7, or 9.0%, in 2004 compared with 2003. New-business policies sold decreased 2.7% in 2005 compared with 2004, and increased 24.7% in 2004 compared with 2003. The increased premiums in 2005 were driven by an increase in the number of policies that renewed with us, resulting in an increase in PIF, primarily in our umbrella, recreational vehicle and motorcycle policies. The growth in 2004 was driven by an increase in the sale of new boat owner, recreational vehicle and motorcycle policies.

Net earned premiums increased $7.9, or 8.8%, in 2005 compared with 2004, and $7.2, or 8.7%, in 2004 compared with 2003.

Underwriting Results and Combined Ratio

Our underwriting profit decreased $5.0, and our combined ratio increased 6.2 points in 2005 compared with 2004. Our underwriting profit decreased $15.3, and our combined ratio increased 19.6 points in 2004 compared with 2003. Our underwriting results and combined ratio were primarily driven by:

•	Catastrophe losses – Pretax after reinsurance catastrophe losses were $9.3 in 2005 and $7.6 in 2004. The catastrophe losses were primarily due to hurricanes Katrina, Rita and Wilma in the Gulf States in 2005 and the four hurricanes in Florida and surrounding states in 2004. There were no catastrophe losses in 2003. Higher catastrophe losses increased the combined ratio by 0.9 points in 2005 compared with 2004, and 8.5 points in 2004 compared with 2003.

•	Loss costs – We experienced increased losses in our umbrella business in 2005 and 2004 as a result of an increased number of claims reported. Higher umbrella losses increased our combined ratio by 6.3 points in 2005 compared with 2004, and 8.1 points in 2004 compared with 2003. In 2003, our claim experience for our umbrella business was unusually low, resulting in a lower combined ratio and higher underwriting profit. Umbrella loss costs can be volatile from period to period.

Where We’re Headed

We anticipate improved underwriting results in 2006, while achieving our long-term targets for each specialty line. In 2005, we began to launch our motorcycle product on Safeco Now. In 2006, we will launch our umbrella product on Safeco Now, enabling cross-sell opportunities with Auto.

SBI Regular

YEAR ENDED DECEMBER 31	2005	2004	2003
Net Written Premiums	$1,263.0	$1,258.5	$1,156.9
Net Earned Premiums	$1,272.2	$1,224.7	$1,097.5

Underwriting Profit (Loss)	$117.9	$47.2	$(28.6)

Loss and LAE Ratio	57.0%	62.6%	65.7%
Expense Ratio	33.7	33.6	36.9

Combined Ratio	90.7%	96.2%	102.6%

Our SBI Regular segment provides insurance for small- to mid-sized businesses (those with annual premiums of $200,000 or less). This is our core commercial lines business featuring these main products:

•	Business owner policies (BOP)

•	Commercial auto

•	Commercial multi-peril

•	Workers compensation

•	Commercial property

•	General liability

Driving Our Results

We’ve achieved growth and profitability in SBI Regular through our:

•	Automated underwriting platform

•	Ease-of-doing business

•	Field specialization model

•	Catastrophe risk management

Automated Underwriting Platform – Our automated underwriting platform uses multivariate models to assess the risk of loss based on many factors and provides a more accurate price for a wider range of risks. This allows us to offer policies to a wider range of small businesses. We believe this capability is a key competitive advantage. It allows us to better segment our business with higher risks charged higher rates. We validate the underwriting factors we use by reviewing them every month for unusual patterns in quotes, close rates and other factors by state, zip code and agency.

Ease-of-Doing Business – Safeco Now contributed to increased new business as it allows our agents to quote and issue new small-commercial business online in just minutes. We have experienced growth in BOP, commercial auto and workers compensation, all of which have been on Safeco Now for more than a year. PIF for our automated products available on Safeco Now (BOP, commercial auto and workers compensation) increased 4.1% in 2005 compared with 2004, while PIF for our non-automated products decreased 5.1% in 2005 compared with 2004.

Our commitment to ease-of-doing business continued during 2005, as we further expanded our BOP product by adding more than 150 additional classes of business, increasing eligibility limits and expanding coverages in additional states. The expanded product is available in all states where we write commercial business. We also expanded our commercial auto automated underwriting model on the Safeco Now platform to include auto fleets of 15 vehicles, up from nine, and we enhanced our commercial multi-peril product by introducing quote and issue capabilities on Safeco Now for our package policies up to $20,000 in annual premium.

Field Specialization Model – We have two separate underwriting units – one for our core small-business accounts (customers who pay annual premiums up to approximately $25,000) and one for our mid-market business (customers who pay annual premiums of approximately $25,000 to $200,000). This “field specialization model” has increased efficiency and underwriting accuracy and reduced underwriting expenses with the automation of many of our underwriting processes and the use of multivariate models. Implemented in 2004, this model has increased productivity while reducing underwriting staff expenses.

Catastrophe Risk Management – Our underwriting strategy is to target customers whose risk of loss provides us with the opportunity for profitable growth. We do this by managing exposure on policies in catastrophe-prone areas. Historically, for writing business in catastrophe-prone areas we have followed strict guidelines that include variables, such as building age and condition, coastal proximity and standards for policy deductibles. In the aftermath of the unprecedented hurricane season in 2004, we reviewed the performance of our underwriting standards. With the exception of some tightening in key areas, our guidelines have remained consistent. We continually monitor these guidelines.

Premiums

Net written premiums increased $4.5, or 0.4%, in 2005 compared with 2004, and $101.6, or 8.8%, in 2004 compared with 2003. The increase in net written premiums was driven by:

•	Changes in PIF – PIF decreased 0.6% in 2005 compared with 2004, and increased 0.2% in 2004 compared with 2003. This reflected retention rates of 80.0% in 2005, 79.9% in 2004 and 75.9% in 2003. Our new policies sold decreased 7.3% in 2005 compared with 2004, and 1.2% in 2004 compared with 2003.

•	Price changes – We file rate changes on a state-by-state basis. Our average prices, which include filed rate changes and exposure growth, were down slightly in 2005, after increasing 3% in 2004 and 10% in 2003. Premiums are affected by growth in the exposures we cover due to factors such as changes in payroll, the number of employees, sales receipts and property building values for the businesses we insure. Price changes are reflected on existing policies at renewal.

•	Mix of business – In addition to price changes, premiums are impacted by changes in average policy size.

Net earned premiums increased $47.5, or 3.9%, in 2005 compared with 2004, and $127.2, or 11.6%, in 2004 compared with 2003. The increases in net earned premiums were driven by:

•	Price changes – Price changes increased net earned premiums by $8.6 in 2005 compared with 2004, and $64.7 in 2004 compared with 2003.

•	Mix of business – Mix of business increased net earned premiums by $40.9 in 2005 compared with 2004 and $50.4 in 2004 compared with 2003.

Underwriting Results and Combined Ratio

Our underwriting profit in SBI Regular increased $70.7, and our combined ratio decreased 5.5 points in 2005 compared with 2004. Our underwriting profit increased $75.8, and our combined ratio decreased 6.4 points in 2004 compared with 2003. Our underwriting results and combined ratio primarily reflected:

•	Price changes – Our price changes decreased our combined ratio by 0.5 points in 2005 compared with 2004, and 9.2 points in 2004 compared with 2003.

•	Loss costs – Loss costs increased slightly over the past year, reflecting increased claims severity in the mid-single digits due in part to higher labor and material costs, which was nearly offset by decreased claims frequency. This increased the combined ratio by 0.6 points in 2005 compared with 2004. In 2004, loss costs increased the combined ratio by 0.2 points compared with 2003.

•

Prior-year reserve development – Our underwriting results in 2005 included favorable prior-year reserve development of $10.5, primarily related to decreases in auto and commercial multi-peril business due to lower-than-anticipated claim frequency. This was mostly offset by increases in workers compensation due to increased provisions for long-term medical claim inflation and associated claims adjustment expenses. Our underwriting results in 2004 included unfavorable prior-year reserve development of $1.6, primarily related to reserve strengthening for asbestos, partly offset by favorable reserve development associated with Ohio commercial auto business and World Trade Center losses. Our underwriting results in 2003 included unfavorable prior-year reserve development of $41.8, primarily related to medical inflation in workers compensation reserves. The difference in prior-year reserve development decreased the combined ratio by 1.0 points in 2005 compared with 2004, and 3.7 points in 2004 compared with 2003.

•	Catastrophe losses – Our pretax after reinsurance catastrophe losses were $59.1 in 2005, $113.9 in 2004 and $19.0 in 2003. The lower catastrophe losses decreased our combined ratio by 4.4 points in 2005 compared with 2004, while higher catastrophe losses increased our combined ratio by 8.6 points in 2004 compared with 2003.

•	Expenses – The expense ratio was relatively flat in 2005 compared with 2004. The decrease in our expense ratio of 3.3 points in 2004 compared with 2003 was the result of our expense improvement efforts. This was partially offset by higher employee performance bonus expenses related to our growth and improved underwriting results.

Where We’re Headed

We anticipate the following factors will impact our growth and profitability in the near future:

Competition – We are experiencing increased competition in both our small- and mid-sized business with more intensity in mid-market. Historically, this business is more price-competitive as industry profit margins expand. We remain committed to disciplined pricing and underwriting based on loss cost trends, and we intend to meet our profit margin targets. We will further compete in this segment through our field specialization model, continued focus on agent relationships and our retention efforts through distinctive customer service. We also will continue to emphasize ease-of-doing business through product and service expansion on Safeco Now.

Service Capabilities – In 2006, we will provide our agents and brokers with self-service capabilities for as much as 60% of their business, up from 25% today. Agents will be able to initiate policy change requests electronically on Safeco Now, with real-time quoting and processing for a majority of these transactions. The billing and payment processes will be accessible through a Web-based tool, where both agents and customers will have quick access to billing information and a variety of electronic bill payment options. Agents will also be able to turn off receipt of paper output and access policies and forms electronically and have the ability to route policies and other policy related output from us directly to customers.

Expense Management – We expect to further reduce our expense ratio as we make productivity enhancements by providing more capabilities on our Safeco Now platform, including self-serve policy-change transactions as well as other overall improvements in efficiency.

Business Growth – Given the increasing number of small businesses in the United States and the lack of a dominant market leader, we see growth potential in this segment. Our goal is to be the leading small-business insurance writer in the independent agency channel. We will continue to appropriately match rate with risk through segmentation and disciplined underwriting. We will charge prices that will allow us to achieve our target profit margins, and we will decline to write business when pricing or risk factors do not allow us to earn our target returns. We also will focus on increasing our points of distribution with the appointment of new agents in 2006.

Overall – Despite competitive conditions in the marketplace, we expect our 2006 SBI Regular segment revenue to grow slightly. We expect to maintain our long-term target combined ratio of 95% or better in 2006.

SBI Special Accounts Facility

YEAR ENDED DECEMBER 31	2005	2004	2003
Net Written Premiums	$423.7	$447.4	$405.8
Net Earned Premiums	$431.9	$443.3	$383.8

Underwriting Profit	$32.6	$26.3	$23.5

Loss and LAE Ratio	55.9%	55.7%	56.0%
Expense Ratio	36.5	38.4	37.9

Combined Ratio	92.4%	94.1%	93.9%

Our SBI Special Accounts Facility (SAF) segment provides insurance for large-commercial accounts (customers who pay annual premiums of more than $200,000). While our main focus is the small- to mid-sized market, we continue to serve some large-commercial accounts on behalf of key agents and brokers who sell our core products. Agents who have placed large-commercial accounts with us produce almost 60% of our new business in SBI Regular.

SAF also provides insurance for the following specialty commercial programs:

•	Lender-placed property insurance

•	Agents’ errors and omissions insurance

•	Property and liability insurance for mini-storage and warehouse properties

•	Professional and general liability insurance for non-profit social service organizations

Premiums

Net written premiums decreased $23.7, or 5.3%, in 2005 compared with 2004, and increased $41.6, or 10.3%, in 2004 compared with 2003. The decrease in 2005 compared with 2004 was primarily due to the non-renewal of a large account in our lender-placed property program and reduction in written premiums in our non-profit social services programs due to an increasingly competitive market. The increase in 2004 compared with 2003 was primarily due to rate increases.

Net earned premiums decreased $11.4, or 2.6%, in 2005 compared with 2004, and increased $59.5, or 15.5%, in 2004 compared with 2003.

Underwriting Results and Combined Ratio

Our underwriting profit increased $6.3, and our combined ratio decreased 1.7 points in 2005 compared with 2004. Our underwriting profit increased $2.8, and our combined ratio increased 0.2 points in 2004 compared with 2003. Our underwriting results in 2005 included favorable prior-year reserve development of $35.7 primarily related to general liability coverages. The difference in prior-year reserve development decreased the combined ratio by 8.4 points in 2005 compared with 2004.

Our underwriting results also were driven by higher loss experience in 2005 in our lender-placed property program and our mini-storage and warehouse properties program, primarily due to Hurricanes Katrina, Rita and Wilma. Pretax after reinsurance catastrophe losses were $70.8 in 2005, $28.0 in 2004 and $7.1 in 2003. The higher catastrophe losses increased the combined ratio by 9.9 points in 2005 compared with 2004, and 4.5 points in 2004 compared with 2003.

Where We’re Headed

We plan to continue providing a limited large-commercial resource for those agents and brokers who also are writing auto, property or small- to mid-sized commercial insurance with us, and to continue writing specialty insurance programs to the extent this continuation fits our strategic objectives.

Surety

YEAR ENDED DECEMBER 31	2005	2004	2003
Net Written Premiums	$278.4	$231.4	$178.8
Net Earned Premiums	$260.9	$203.0	$153.6

Underwriting Profit	$55.0	$42.4	$27.6

Loss and LAE Ratio	32.5%	28.3%	26.2%
Expense Ratio	46.4	50.8	55.8

Combined Ratio	78.9%	79.1%	82.0%

Our Surety segment provides surety bonds for construction and commercial businesses.

Driving Our Results

We’ve achieved growth and underwriting profitability in our Surety business through:

•	Favorable market conditions

•	Underwriting and pricing discipline

•	Commission structure

Premiums

Net written premiums increased $47.0, or 20.3%, in 2005 compared with 2004, and $52.6, or 29.4%, in 2004 compared with 2003. The increase in net written premiums in 2005 compared with 2004 was driven by increased large contract new business. The favorable market conditions for construction and economic expansion fueled the growth in large contract business in 2005. The increase in net written premiums in 2004 compared with 2003 was driven by increased new business from a reduction in competitors due to consolidation of other surety companies and the opening of new offices in Glendale, California; Syracuse, New York; and Richmond, Virginia.

Net earned premiums increased $57.9, or 28.5%, in 2005 compared with 2004, and $49.4, or 32.2%, in 2004 compared with 2003. New business increased net earned premiums by $45.4 in 2005 compared with 2004, and $42.6 in 2004 compared with 2003.

Underwriting Results and Combined Ratio

Our underwriting profit increased $12.6, and our combined ratio decreased 0.2 points in 2005 compared with 2004. Our underwriting profit increased $14.8, and our combined ratio decreased 2.9 points in 2004 compared with 2003. The results in both years reflected our disciplined underwriting, favorable loss experience and decreased commission expense.

Where We’re Headed

Continued Disciplined Underwriting – We have benefited from disarray in the surety market because we are a stable, long-term provider of surety bonds. Some competitors in the industry have experienced significant underwriting losses in recent years. We intend to maintain our disciplined underwriting approach as a priority while we grow this business.

Compensation – We will revise the commission structure of our large brokers in 2006, which will cause our expense ratio to increase slightly.

Overall – We expect the surety market to become more competitive as industry results have stabilized in 2005. As a result, we anticipate our growth rates will moderate in 2006. We do not expect significant changes in our underwriting results.

P&C Other

YEAR ENDED DECEMBER 31	2005	2004	2003
Net Written Premiums	$7.5	$17.7	$22.3
Net Earned Premiums	8.6	18.7	21.5
Underwriting Loss	(31.0)	(40.9)	(212.2)

Our P&C Other segment includes:

•	Runoff assumed reinsurance business

•	Large-commercial business accounts in runoff and specialty programs that we have exited

•	Runoff London operations, which we sold in 2005

Charges affecting our underwriting results included:

•	$17.1 unfavorable prior-year reserve development in 2005, primarily driven by reserve increases in assumed reinsurance and asbestos and environmental, partially offset by favorable construction defects reserve development

•	$22.5 unfavorable prior-year reserve development in 2004, primarily in asbestos and environmental reserves

•	$183.4 unfavorable prior-year reserve development in 2003, including $144.9 of workers compensation reserve strengthening

Reinsurance

We collect money from reinsurers for losses we have that are covered by reinsurance. We had $447.0 of reinsurance recoverables at December 31, 2005, net of an allowance of $12.5 that we estimated as uncollectible. We had $355.4 of reinsurance recoverables at December 31, 2004, net of an allowance of $15.4 that we estimated as uncollectible.

We analyze our reinsurance recoverables according to the credit ratings and types of reinsurers. At year-end 2005:

•	23.5% of our reinsurance recoverables were due from state and mandatory reinsurance pools

•	81.9% of the remaining amounts due from our reinsurers outside the mandatory pools were due from reinsurers rated A– or higher by A.M. Best

To help reduce the financial impact of losses in our business, our primary purchases of reinsurance cover:

•	Property catastrophes

•	Workers compensation

•	Commercial property

•	Commercial umbrella

•	Surety

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

Our property catastrophe reinsurance is excess-of-loss reinsurance, which provides us with reinsurance coverage over an agreed-upon amount. The terms of our property catastrophe reinsurance in 2006 are:

•	The first $150.0 of any property catastrophe loss is entirely ours. This is our retention – the amount of losses we absorb before the reinsurers reimburse us.

•	Our reinsurers reimburse us 90% for the next $350.0 of the loss. We absorb the other 10%.

•	For events other than earthquake, the entire amount above $500.0 is ours.

•	For earthquake events, we have an additional level of coverage. Our reinsurers reimburse us for 90% of $500.0 in excess of $500.0. The entire amount of any earthquake loss above $1,000.0 is ours.

The terms of our 2005 property catastrophe reinsurance were:

•	The first $100.0 of any property catastrophe loss was our retention.

•	Our reinsurers would reimburse us 90% for the next $400.0 of the loss. We would absorb the other 10%.

•	For events other than earthquake, the entire amount above $500.0 would be ours.

•	For earthquake events, we had an additional level of coverage. Our reinsurers would reimburse us for 90% of $260.0 in excess of $500.0. The entire amount of any earthquake loss above $760.0 would be ours.

Should we make a catastrophe claim to our reinsurers, we can reinstate this reinsurance coverage once with payment of an additional premium.

Workers Compensation Reinsurance – Our workers compensation reinsurance reduces the financial impact a single-event or catastrophe loss may have on our results. It is excess-of-loss reinsurance.

The terms of our workers compensation reinsurance in 2005 and 2006 are:

•	The first $5.0 of any workers compensation loss is our retention.

•	Our reinsurer reimburses us for the next $15.0 of the loss.

•	Our reinsurers reimburse us 90% of the next $30.0.

•	The entire amount above $50.0 is ours.

We can reinstate once with payment of an additional premium for reinsurance covering losses above $20.0.

Commercial Property Reinsurance – Our commercial property reinsurance reduces the financial impact that any single loss can have on us. It is excess-of-loss reinsurance.

The terms of our commercial property reinsurance in 2005 and 2006 are:

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

The terms of our commercial umbrella reinsurance in 2005 and 2006 are:

•	The first $4.0 of any commercial umbrella loss on each policy is our retention.

•	Our reinsurer reimburses us for the rest of the loss up to $16.0 for each commercial umbrella loss on each policy.

•	Risks above $20.0 are facultatively reinsured.

Surety Reinsurance – For our surety business, we have excess-of-loss reinsurance.

The terms in 2005 and 2006 are:

•	The first $20.0 of any surety loss is our retention.

•	Our reinsurers reimburse us 90% of the next $80.0 of the loss under each of the three layers of coverage.

•	The entire amount above $100.0 is ours.

Impact of Terrorism

The Terrorism Risk Insurance Extension Act of 2005 (TRIA) extends the requirement of insurance companies to offer terrorism coverage to certain commercial policyholders, including workers compensation policyholders. Under the extension, TRIA now excludes automobile, burglary and theft, surety, professional liability and farm owners’ multi-peril insurance. Although TRIA excludes professional liability insurance from the commercial policies required to offer terrorism coverage, it explicitly retains directors’ and officers’ liability insurance.

U.S. Government Funding – Under TRIA, the U.S. Government will provide funding to the insurance industry if a terrorist attack is certified as such by the Secretary of the Treasury in concurrence with the Secretary of State and Attorney General of the United States. The criteria for certification include: the act is dangerous to human life, property or infrastructure; and is committed by an individual or individuals on behalf of any foreign person or foreign interest. The extension adds a program trigger. Under this new provision, insurers will not be compensated unless the aggregate industry insured losses from a certified act of terrorism, occurring after March 31, 2006, exceed $50.0 in 2006 and $100.0 in 2007. Subject to the program trigger, the U.S. Government’s share is 90% of the certified losses in excess of individual insurance company deductibles in Program Year 4 (2006) and decreases to 85% in year 5 (2007). TRIA determines the deductibles for insurance companies as a percentage of their direct earned premiums. Our estimated deductible for 2006 is $209.4.

Terrorism Exclusions – Prior to the enactment of TRIA, our policies excluded losses due to foreign terrorism in states that had approved the exclusions. For TRIA-covered policies, we do not exclude losses due to foreign terrorism unless the policyholder rejects our mandatory offer of terrorism coverage. The Insurance Services Office (ISO) created coverage and pricing tools to help insurers respond to the TRIA requirements.

If the policyholder does reject our mandatory offer of terrorism coverage, we can then exclude coverage for losses due to foreign terrorism. The ISO has filed exclusions for acts of terrorism as defined by TRIA, and we have adopted those filings. However, some states limit the use of terrorism exclusions.

Reinsurance Options – The availability of terrorism reinsurance is limited in the commercial reinsurance market. Our current reinsurance program provides limited terrorism coverage. All reinsurance treaties exclude certified terrorist acts and also non-certified terrorist acts involving nuclear, chemical, biological or radioactive materials. Treaties providing both certified and non-certified terrorist acts include our workers compensation reinsurance program and our commercial umbrella reinsurance program. Our property catastrophe treaty provides non-certified terrorism coverage for 90% of $350.0 above the first $150.0 of loss.

Our Exposure is Modest – We believe our exposure to potential terrorism losses is relatively modest across all our product lines.

With commercial insurance, our focus is on small- to mid-sized businesses – generally not viewed as likely potential terrorism targets.

Similarly, with workers compensation policies, the number of employees covered is a key consideration. We decline to provide coverage in cases where we believe the exposure is potentially severe to terrorism.

With our personal lines of insurance, we believe that losses due to terrorism would be relatively modest. We believe that exposure and risk to individuals are small.

Our Corporate Results

YEAR ENDED DECEMBER 31	2005	2004	2003
Corporate Segment Results	$(47.8)	$(98.8)	$(128.8)
Loss on Debt Repurchases	(4.0)	(121.0)	—
Net Realized Investment Gains (Losses) before Taxes	(3.2)	21.1	29.3

Loss from Continuing Operations before Income Taxes	$(55.0)	$(198.7)	$(99.5)

In our Corporate segment, we include:

•	Interest expense on our debt

•	Loss on debt repurchases

•	Other corporate and investment activities

•	Our intercompany eliminations

In 2005, we repurchased $25.9 in principal amount of 7.25% senior notes for $29.8. Including transaction costs, we reported a pretax loss on debt repurchase of $4.0 ($2.6 after tax) in the Consolidated Statements of Income.

In 2004, we repurchased $473.4 in principal amount of 8.072% debentures for $562.7, and we repurchased $145.0 in principal amount of 7.25% senior notes for $170.9. Including transaction costs, we reported a pretax loss on debt repurchases of $121.0 ($78.7 after tax) in the Consolidated Statements of Income.

The lower loss in our Corporate segment results in 2005 compared with 2004, and in 2004 compared with 2003 reflects lower interest expense as a result of the debt repurchases described above. Our interest expense was:

•	$88.6 in 2005

•	$108.2 in 2004

•	$127.1 in 2003

Our Investment Results

Investment returns are an important part of our overall profitability. Investment returns are subject to various risks, such as interest rate, market and credit risks. Fluctuations in the fixed-income or equity markets could affect the timing and the amount of our net investment income. Defaults by third parties in the payment or performance of their obligations – primarily on our investments in corporate bonds – could reduce our net investment income or create net realized investment losses.

NET INVESTMENT INCOME

This table summarizes our pretax net investment income by portfolio:

YEAR ENDED DECEMBER 31	2005	2004	2003
P&C	$460.6	$445.0	$453.0
Corporate	24.5	19.6	15.4

Total Net Investment Income	$485.1	$464.6	$468.4

Our investment income yields were:

YEAR ENDED DECEMBER 31	2005	2004	2003
Pretax	4.9%	5.1%	5.7%
After-Tax	3.6%	3.7%	4.2%

The increase in net investment income in 2005 compared with 2004 was due to an increase in average invested assets, as a result of positive operating cash flows partially offset by lower yields on new investments, compared with yields on matured or called investments. Similarly, in 2004, rates on reinvestment on securities matured or called were lower than these investments had been earning, which resulted in lower yields compared with 2003.

Our after-tax yields decreased in 2005 compared with 2004, however, at a lesser rate than our pretax yield due to our increased investment in tax-exempt municipal bonds. Our after-tax yields decreased in 2004 compared with 2003 due to our shift to shorter-term taxable bonds and the impact of declining interest rates. In addition, we shifted our asset allocation mix to reduce the amount of marketable equity securities we hold to a target of approximately 10% of the P&C investment portfolio.

NET REALIZED INVESTMENT GAINS AND LOSSES

Pretax net realized investment gains (losses) by portfolio were:

YEAR ENDED DECEMBER 31	2005	2004	2003
P&C	$63.6	$179.7	$40.8
Corporate	(3.2)	21.1	29.3

Total Pretax Net Realized Investment Gains	$60.4	$200.8	$70.1

Pretax net realized investment gains and losses by component for the last three years were:

YEAR ENDED DECEMBER 31	2005	2004	2003
Net Gains on Fixed Maturities Transactions	$1.3	$38.5	$60.9
Net Gains on Marketable Equity Securities Transactions	76.2	158.1	37.4

Total Net Gains on Securities Transactions	77.5	196.6	98.3

Impairments on Fixed Maturities	(12.7)	(8.8)	(31.4)
Impairments on Marketable Equity Securities	(2.8)	(0.2)	(16.4)

Total Impairments	(15.5)	(9.0)	(47.8)
Other, Net	(1.6)	13.2	19.6

Total Pretax Net Realized Investment Gains	$60.4	$200.8	$70.1

NET GAINS ON SECURITIES TRANSACTIONS

Net gains on fixed maturities transactions decreased $37.2 in 2005 compared with 2004, and $22.4 in 2004 compared with 2003. The 2004 and 2003 gains resulted primarily from calls – issuers redeeming bonds in which we’ve invested before the final maturity date – as well as fixed maturity sales initiated to manage our call risk and improve the yield of the underlying portfolio. These calls are an expected part of our investment activity, particularly when interest rates are low. We experienced less call activity in 2005.

Net gains on marketable equity securities transactions decreased $81.9 in 2005 compared with 2004, and increased $120.7 in 2004 compared with 2003. The gains in 2004 included $76.3 from sales of marketable equity securities to reduce our holdings in marketable equity securities to our target of about 10% of the total investment portfolio.

IMPAIRMENTS

We closely monitor every investment that has declined in fair value to below our amortized cost. If we determine that the decline is other-than-temporary, we write down the security to its fair value and report the charge as an impairment in Net Realized Investment Gains in the Consolidated Statements of Income in the period that we make this determination. More information about our process of estimating investment impairments can be found in the discussion of Critical Accounting Estimates on page 31.

In our impairment determination process, we consider our intent and ability to hold to maturity investments with declines in value. However, our intent to hold the investment could change due to changes in the financial condition and near-term prospects of the issuer.

Pretax investment impairments by portfolio were:

YEAR ENDED DECEMBER 31		2005	2004	2003
P&C	Fixed Maturities	$11.7	$8.8	$31.4
	Marketable Equity Securities	2.8	0.2	15.5
Corporate	Fixed Maturities	1.0	—	—
	Marketable Equity Securities	—	—	0.9

Total Pretax Investment Impairments		$15.5	$9.0	$47.8

The higher level of impairments in 2003 primarily resulted from credit problems affecting some of the companies in which we had invested and credit deterioration in the airline and air transportation sectors.

We continually monitor our investment portfolio and markets for opportunities to:

•	Improve credit quality

•	Reduce our exposure to companies and industries with credit problems

•	Manage call risk

In 2005, the fair value of fixed maturities that we sold at a loss was $809.4. Our total net realized investment loss on these sales was $13.0. In 2004, the fair value of fixed maturities that we sold at a loss was $202.0. Our total net realized investment loss on these sales was $12.7.

In 2005, the fair value of marketable equity securities that we sold at a loss was $42.9. Our total net realized investment loss on these sales was $7.3. In 2004, the fair value of marketable equity securities that we sold at a loss was $166.5. Our total net realized investment loss on these sales was $12.1.

We sold investments for the reasons discussed above. Also, as discussed previously, we sold marketable equity securities in 2004 to reduce our holdings to our target of about 10% of the total investment portfolio.

Investment Portfolio

These tables summarize our investment portfolio at December 31, 2005 and 2004:

DECEMBER 31, 2005	COST OR AMORTIZED COST	CARRYING VALUE
P&C
Fixed Maturities – Taxable	$5,965.6	$5,994.3
Fixed Maturities – Non-taxable	2,868.1	3,009.1
CORPORATE
Fixed Maturities – Taxable	365.4	358.5

Total Fixed Maturities	9,199.1	9,361.9
Marketable Equity Securities	737.7	1,123.5
Other Invested Assets	10.7	10.7

Total Investment Portfolio	$9,947.5	$10,496.1

DECEMBER 31, 2004	COST OR AMORTIZED COST	CARRYING VALUE
P&C
Fixed Maturities – Taxable	$6,488.5	$6,674.4
Fixed Maturities – Non-taxable	2,058.4	2,209.5
CORPORATE
Fixed Maturities – Taxable	411.1	410.4

Total Fixed Maturities	8,958.0	9,294.3
Marketable Equity Securities	640.3	1,101.4
Other Invested Assets	8.5	8.5

Total Investment Portfolio	$9,606.8	$10,404.2

As of December 31, 2005, our fixed maturities, carried at $9,361.9, included:

•	Gross unrealized gains of $254.1

•	Gross unrealized losses of $91.3

As of December 31, 2005, our marketable equity securities, carried at $1,123.5, included:

•	Gross unrealized gains of $393.9

•	Gross unrealized losses of $8.1

As of December 31, 2004, our fixed maturities, carried at $9,294.3, included:

•	Gross unrealized gains of $358.1

•	Gross unrealized losses of $21.8

As of December 31, 2004, our marketable equity securities, carried at $1,101.4, included:

•	Gross unrealized gains of $463.3

•	Gross unrealized losses of $2.2

Investments in the banking industry accounted for 12.4% of our total gross unrealized losses at December 31, 2005 and 14.7% of our total gross unrealized losses at December 31, 2004. Investments in secured finance mortgage-backed securities accounted for 11.4% of our total gross unrealized losses at December 31, 2005 and 3.8% of our total gross unrealized losses at December 31, 2004.

We reviewed all our investments with unrealized losses at the end of 2005. For all investments other than those for which we recognized an impairment charge, our evaluation determined that all their declines in fair value were temporary, and we had the intent and ability to hold these securities until they had recovered in value.

This table shows by maturity, the total amount of gross unrealized losses on fixed maturities and marketable equity securities at December 31, 2005:

DECEMBER 31, 2005	COST OR AMORTIZED COST	FAIR VALUE	COST IN EXCESS OF FAIR VALUE
Fixed Maturities:
One Year or Less	$209.7	$208.6	$(1.1)
Over One Year through Five Years	2,511.3	2,460.8	(50.5)
Over Five Years through Ten Years	618.9	605.3	(13.6)
Over Ten Years	506.7	500.9	(5.8)
Mortgage-Backed Securities	995.9	975.6	(20.3)

Total Fixed Maturities	4,842.5	4,751.2	(91.3)
Total Marketable Equity Securities	132.4	124.3	(8.1)

Total	$4,974.9	$4,875.5	$(99.4)

Unrealized losses on our fixed maturities that have been in a loss position for more than a year at December 31, 2005 were $44.5, compared with $2.6 at December 31, 2004 reflecting changes in interest rates. Unrealized losses on our marketable equity securities that were in a loss position for more than a year at December 31, 2005 were $1.2. There were no unrealized losses on our marketable equity securities that were in a loss position for more than a year at December 31, 2004. These unrealized losses were less than 1% of our total portfolio value at both December 31, 2005 and 2004.

We continue to monitor these securities as part of our overall portfolio evaluation. If we determine an unrealized loss to be other-than-temporary, we report an impairment loss. We report impairment losses in the same period that we make the determination.

DIVERSIFICATION

Our investment portfolio is well diversified by issuer and industry type with no single issuer, except U.S. Government fixed maturities, exceeding 1% of the fair value of our consolidated investment portfolio.

These tables show our investment types and industries of our fixed maturities and marketable equity securities that exceed 3% of our portfolio at year-end 2005 and 2004:

DECEMBER 31, 2005	CARRYING VALUE	PERCENT OF TOTAL
States and Political Subdivisions	$3,365.1	32.1%
Banks	1,134.5	10.8
U.S. Government and Agencies	1,005.0	9.6
Electric Utilities	409.5	3.9
Diversified Financial Services	391.5	3.7
Mortgage-Backed Securities	1,238.8	11.8
Other	2,941.0	28.0

Total Fixed Maturities and Marketable Equity Securities	10,485.4	99.9
Other Invested Assets	10.7	0.1

Total Investment Portfolio	$10,496.1	100.0%

DECEMBER 31, 2004	CARRYING VALUE	PERCENT OF TOTAL
States and Political Subdivisions	$2,547.7	24.5%
Banks	1,053.1	10.1
U.S. Government and Agencies	1,160.3	11.2
Diversified Financial Services	483.3	4.6
Electric Utilities	451.7	4.3
Mortgage-Backed Securities	1,283.1	12.3
Other	3,416.5	32.9

Total Fixed Maturities and Marketable Equity Securities	10,395.7	99.9
Other Invested Assets	8.5	0.1

Total Investment Portfolio	$10,404.2	100.0%

INVESTMENT PORTFOLIO QUALITY

The quality ratings of our fixed maturities portfolio were:

RATING	PERCENT AT DECEMBER 31, 2005	PERCENT AT DECEMBER 31, 2004
AAA	47%	43%
AA	12	11
A	26	29
BBB	13	14

Subtotal	98	97
BB or Lower	1	2
Not Rated	1	1

Total	100%	100%

Below Investment Grade and Other Securities – A security is considered below investment grade if it has a rating below BBB. Our consolidated investment portfolio included below investment grade fixed maturities with a fair value of:

•	$103.1 at year-end 2005

•	$166.2 at year-end 2004

As of December 31, 2005, these securities represented 1.1% of our total fixed maturities at fair value. As of December 31, 2004, these securities represented 1.8% of our total fixed maturities at fair value. The related amortized cost of the below investment grade fixed maturities was $99.5 at year-end 2005 and $155.4 at year-end 2004.

As of December 31, 2005, our below investment grade securities included gross unrealized investment gains of $4.5 and gross unrealized losses of $0.9. As of December 31, 2004, our below investment grade securities had both a gross and net unrealized investment gain of $10.8.

Our investment portfolio also included $129.3 of non-publicly traded fixed maturities and marketable equity securities – representing 1.2% of our total portfolio at year-end 2005, and $85.3 of not-rated fixed maturities – securities not rated by a national rating service – representing 0.8% of our total portfolio at year-end 2005. At year-end 2004, our portfolio included $122.8 of non-publicly traded fixed maturities and marketable equity securities – representing 1.2% of our total portfolio, and $89.1 of not-rated fixed maturities – representing 0.9% of our total portfolio.

MORTGAGE-BACKED SECURITIES

Our mortgage-backed securities consist mainly of commercial mortgage-backed securities (CMBSs), residential collateralized mortgage obligations (CMOs) and pass-throughs.

This table summarizes our holdings of mortgage-backed securities at year-end 2005:

DECEMBER 31, 2005	AMORTIZED COST	CARRYING VALUE	PERCENT
RESIDENTIAL
Planned and Targeted Amortization Class and Sequential Pay CMOs	$632.2	$620.0	50.0%
Subordinates	56.6	56.6	4.6
Accrual Coupon (Z-Tranche) CMOs	8.9	9.5	0.8
Residential Mortgage-Backed Pass-Throughs (Non-CMOs)	5.8	5.7	0.5

Total Residential	703.5	691.8	55.9

SECURITIZED COMMERCIAL REAL ESTATE
CMBS Seniors	327.2	326.5	26.3
CMBS Subordinates	92.0	94.5	7.6
Government /Agency-Backed	60.6	61.5	5.0

Total Securitized Commercial Real Estate	479.8	482.5	38.9
Asset-Backed Seniors	37.9	37.5	3.0
Asset-Backed Subordinates	27.4	27.0	2.2

Total	$1,248.6	$1,238.8	100.0%

Here are the quality ratings of our mortgage-backed securities portfolio at year-end 2005:

RATING	PERCENT AT DECEMBER 31, 2005
Government/Agency Backed	36%
AAA	51
AA	5
A	3
BBB	5
BB or Lower	—
Not Rated	—

Total	100%

Capital Resources and Liquidity

OUR LIQUIDITY NEEDS

Liquidity is a measure of our ability to generate sufficient cash flows to meet the short- and long-term cash requirements of our insurance operations.

P&C insurance liabilities are somewhat unpredictable and largely short in duration. The payments we make to policyholders depend upon losses they suffer from accidents or other unpredictable events that are covered by insurance. Although we estimate how much cash we’ll need and when we’ll need it based on prior experience and the mix of business we write, we cannot predict all future events, particularly catastrophes. So we invest most of our money in high-quality liquid securities – investments that can quickly be turned into cash – to support our projected or potential need for liquidity.

We believe that cash flows from our operations, investment portfolio and bank credit facility are sufficient to meet our future liquidity needs.

SOURCES OF OUR FUNDS

We get cash from insurance premiums, dividends, interest, sales or maturity of investments and debt and equity offerings.

We have not engaged in the sale of investments or other assets by securitization.

Our cash flow from continuing operations for the past three years was:

YEAR ENDED DECEMBER 31	2005	2004	2003
Cash and Cash Equivalents – Beginning of Year	$251.9	$319.0	$369.1
Net Cash Provided by (Used in):
Operating Activities	1,021.1	982.1	568.1
Investing Activities	(344.9)	369.7	(515.1)
Financing Activities	(371.8)	(1,418.9)	(103.1)

Cash and Cash Equivalents – End of Year	$556.3	$251.9	$319.0

The increase in cash provided by operating activities from continuing operations was primarily due to cash received from insurance premiums of $5.82 billion in 2005, $5.58 billion in 2004, and $5.08 billion in 2003, and lower insurance claims paid of $3.55 billion in 2005, $3.37 billion in 2004 and $3.37 billion in 2003, reflecting our improved underwriting results. Dividends and interest received on our investment portfolio of $532.8 in 2005, $512.5 in 2004 and $464.5 in 2003, also contributed to the increase in operating cash flows.

The increase in cash provided by investing activities from continuing operations in 2004 compared with cash used in financing activities in 2003 was due to proceeds received from the sale of our discontinued L&I operations.

Our cash flows from discontinued operations prior to the completion of the sale of L&I on August 2, 2004 and for the full year 2003 were:

	2004	2003
Net Cash Provided by (Used in):
Operating Activities	$413.0	$901.2
Investing Activities	59.2	(1,025.8)
Financing Activities	(396.0)	97.1

Net Cash Provided by (Used in) Discontinued Operations	$76.2	$(27.5)

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

In 2005, we used $269.0 to repurchase stock and debt as described on page 82. On August 2, 2004, we completed the sale of our L&I operations, resulting in $1,499.0 of total sales proceeds. We used $1,360.2 of these proceeds to repurchase stock and debt as described on page 82.

OUR CAPITAL STRUCTURE

Capital resources protect our policyholders, provide us with financial strength and facilitate continued business growth. Our capital structure consists of debt and equity and was as follows:

DECEMBER 31	2005	2004
Total Debt	$1,307.0	$1,332.9

Equity Excluding Accumulated Other Comprehensive Income (AOCI)	3,767.8	3,405.6
AOCI	356.8	515.3

Total Shareholders’ Equity	4,124.6	3,920.9

Total Capitalization	$5,431.6	$5,253.8

Ratio of Debt to Equity	31.7%	34.0%
Ratio of Debt to Capitalization	24.1%	25.4%

Repurchases of Debt – In 2005, we repurchased $25.9 in principal amount of 7.25% senior notes for $29.8. Including transaction costs, we reported a loss on debt repurchase of $4.0 pretax ($2.6 after tax) in the Consolidated Statements of Income.

In 2004, we repurchased $473.4 in principal amount of 8.072% debentures for $562.7, and we repurchased $145.0 in principal amount of 7.25% senior notes for $170.9. Including transaction costs, we reported a loss on debt repurchases of $121.0 pretax ($78.7 after tax) in the Consolidated Statements of Income.

Stock Repurchases – In 2005, we repurchased 4,508,578 shares or 3.6% of our outstanding common stock, at a total cost of $239.2 under the stock buyback programs described below.

We repurchased 2,752,300 shares, or 2.2% of our outstanding common stock, through an accelerated share repurchase program. We purchased the shares from a dealer at a price of $54.50 per share, for a total cost of $150.3, including transaction costs. Through the repurchase program we returned excess capital to shareholders and immediately reduced the number of our common shares outstanding. The dealer obtained the shares that we repurchased by borrowing them in the open market, and then purchased shares in the market over time to repay the borrowed shares. We completed the repurchase program in November 2005, receiving a price adjustment of $4.4 based on the average price of shares purchased. We reported the price adjustment as an increase to Shareholders’ Equity on our Consolidated Balance Sheet as of December 31, 2005.

We executed a Rule 10b5-1 trading plan to purchase up to an additional $100.0 of our outstanding common stock. This plan allowed us to repurchase our shares during periods when we would normally not be active in the market because of our own internal trading windows. Under this program, we repurchased a total of 1,756,278 shares at an average price of $53.13 per share for a total cost of $93.3.

In 2004, we repurchased 13,247,863 shares, or approximately 9.5% of our then outstanding common stock, under an accelerated stock buyback program. We purchased the shares from a dealer at a price of $46.80 per share, for a total cost of $625.0, including transaction costs. The effect of the repurchase program was to return excess capital resulting from the L&I sale to our shareholders, and it immediately reduced the number of our common shares outstanding. The dealer obtained the shares that we repurchased by borrowing them in the open market, and then purchased shares in the market over a nine-month period to repay the borrowed shares. The program included $200.0 that was subject to a collar, a contract that set a minimum and maximum price for us for the shares repurchased under the collar. We completed the program in April 2005, paying a price adjustment of $16.1 to the dealer based on the volume weighted average price of our common stock during the period of the repurchases. We reported this price adjustment as a reduction to Shareholders’ Equity on our Consolidated Balance Sheet as of December 31, 2005.

On December 1, 2005, our board of directors increased our share repurchase authorization to 10 million shares, including shares that remain available for repurchase under previously approved programs.

On February 6, 2006, we announced the execution of a Rule 10b5-1 trading plan to purchase up to $250.0 of our outstanding common stock. If the 10b5-1 program is fully executed, approximately 5 million shares will remain available for repurchase under board-approved repurchase programs.

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

Our Bank Credit Facility – On March 31, 2005, we executed a $300.0 five-year revolving credit facility, which may be used for working capital and general corporate purposes. This facility replaced our $300.0 three-year facility, which expired in September 2005. The terms of the bank credit facility – which runs through March 2010 – require us to:

•	Pay a fee to have these funds available

•	Maintain a specified minimum level of shareholders’ equity

•	Keep our debt-to-capitalization ratio below a specified maximum

The bank credit facility does not require us to maintain any deposits as compensating balances. At the end of 2005 and throughout 2005, we had no borrowings under the bank credit facility and we were in compliance with all its covenants.

OUR CONTRACTUAL OBLIGATIONS

Our contractual obligations at the end of 2005 were:

	Payment by
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-Term Debt, Including Interest	$2,565.4	$84.1	$550.2	$416.6	$1,514.5
Operating Leases	244.4	45.6	83.8	53.2	61.8
Pension and Other Retirement Obligations	210.1	20.3	42.3	44.9	102.6
Purchase Obligations	324.2	142.5	95.2	37.8	48.7

Subtotal	3,344.1	292.5	771.5	552.5	1,727.6
Loss and LAE Reserves (1)	5,358.2	1,922.3	1,569.4	646.5	1,220.0

Total	$8,702.3	$2,214.8	$2,340.9	$1,199.0	$2,947.6

(1)	Loss and LAE reserves represent our best estimate of losses from claims and related settlement costs. Because of the nature of insurance policies, there is typically no minimum contractual commitment associated with covered claims. Both the amounts and timing of such payments are estimates, and the inherent variability of resolving claims as well as changes in market conditions make the timing of cash outflows uncertain. Therefore, the ultimate amount and timing of Loss and LAE payments could differ from our estimates.

OFF-BALANCE SHEET ARRANGEMENTS

We have no material off-balance sheet arrangements.

FINANCIAL STRENGTH RATINGS

Financial strength ratings provide a benchmark for comparing insurers. Higher ratings generally indicate greater financial strength and a stronger ability to pay claims.

Here are our current ratings:

	A.M. BEST	FITCH	MOODY’S	STANDARD & POOR’S
Safeco Corporation:
Senior Debt	bbb+	A-	Baa1	BBB+
Financial Strength:
P&C Subsidiaries	A	AA-	A1	A+

In 2005, A.M. Best, Standard & Poor’s and Moody’s affirmed our ratings and revised their outlooks to positive from stable. Also in 2005, Fitch affirmed our ratings and maintained its stable outlook.

We believe our financial position is sound. As we have continued to execute plans to improve P&C operating results, our financial position has strengthened. Our debt service coverage has improved over the last two years, and we expect to continue at our current level in 2006.

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

Dividend Payments From Our Subsidiaries – Our insurance subsidiaries pay dividends to Safeco Corporation. We then use that money to pay dividends to our shareholders as well as to make principal and interest payments on our debt. Individual states limit the amount of dividends that our subsidiaries domiciled in those states can pay Safeco Corporation. Exceeding such limits would require prior regulatory approval. In the aggregate in 2006, our insurance subsidiaries can pay up to $769.2 in dividends without obtaining prior regulatory approval. These amounts are according to the limits states had in place at the end of 2005.

Risk-Based Capital – The National Association of Insurance Commissioners (NAIC) and state regulators use risk-based capital (RBC) formulae to identify companies that are undercapitalized and that may merit further regulatory attention or action. Our insurance subsidiaries have more than sufficient capital to meet RBC requirements.

Income Taxes

At December 31, 2005, we had $646.0 of gross deferred income tax assets. Gross deferred income tax assets are composed of temporary differences created as a result of amounts deductible for taxes in future periods. Such temporary differences relate primarily to unrealized gains on investments and differences in the recognition of loss and loss adjustment expense reserves, deferred policy acquisition costs, goodwill and unearned premiums. Although realization of deferred income tax assets is not assured, we believe they will be realized through future earnings, including but not limited to the generation of future operating income, reversal of existing temporary differences and available tax planning strategies. Accordingly, we have not recorded a valuation allowance for these assets. More information on income taxes can be found in Note 7 to our Consolidated Financial Statements.

Pension Plans

Our pension obligations resulted from the defined benefit (pension) plan we sponsor covering substantially all employees. More information can be found in Note 10 to our Consolidated Financial Statements.

Amounts recorded for our pension obligation and pension cost are affected by assumptions used to calculate them, including the discount rate and expected long-term rate of return on plan assets. To calculate our benefit obligation, as of December 31, 2005, we used a discount rate assumption of 5.5% based on consideration of the general interest rate environment, the calculation of an equivalent discount rate based on a hypothetical portfolio of high-quality fixed maturities with future cash flows that are similar to the timing and amount of our estimated future pension benefit payments and other relevant factors.

To calculate pension cost for the year ended December 31, 2005, we used a discount rate assumption of 5.5% and an expected long-term rate of return on plan assets assumption of 8.0%. We determined the expected long-term rate of return on plan assets assumption by considering the mix of investments within the plan, the expected future investment performance of those asset sectors, actual investment experience during the lifetime of our plan and other relevant factors. A decrease of 100 basis points in the discount rate would result in an increase of $1.4 in pension cost in 2005. A decrease of 100 basis points in the expected long-term rate of return on plan assets assumption would result in an increase of $1.4 in pension cost in 2005.

New Accounting Standards

A discussion of new accounting standards can be found in Note 1 to our Consolidated Financial Statements.

Item 7A:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK DISCLOSURES FOR FINANCIAL INSTRUMENTS

This table shows the fair values of certain of our financial instruments on our Consolidated Balance Sheets at December 31, 2005 and 2004. To analyze the sensitivity of our financial instruments to changes in interest rates and equity prices, we show in the second column in the table for each year the effect a 100 basis-point increase in market interest rates would have on the fair values. In the third column for each year we show the effect a 10% decline in equity prices would have on fair values:

	2005			2004
	Fair Value	Increase (Decrease) in Asset or Liability		Fair Value	Increase (Decrease) in Asset or Liability
DECEMBER 31		Change in Interest Rates	Change in Equity Prices		Change in Interest Rates	Change in Equity Prices
FINANCIAL ASSETS
Fixed Maturities	$9,361.9	$(440.0)	$—	$9,294.3	$(385.7)	$—
Marketable Equity Securities	1,123.5	—	(112.4)	1,101.4	—	(110.1)
Cash and Cash Equivalents	556.3	—	—	251.9	—	—
Interest Rate Swaps	2.4	(8.9)	—	6.2	(10.0)	—
FINANCIAL LIABILITIES
6.875% Notes Due 2007	$204.7	$(2.9)	$—	$214.2	$(4.9)	$—
4.200% Notes Due 2008	196.7	(3.8)	—	202.1	(5.7)	—
4.875% Notes Due 2010	297.8	(10.8)	—	307.2	(13.4)	—
7.250% Notes Due 2012	227.5	(11.4)	—	262.5	(15.2)	—
8.072% Debentures Due 2037	430.4	(51.2)	—	462.4	(52.6)	—
Interest Rate Swaps	5.0	(7.9)	—	—	—	—

Market risk is our potential loss from adverse changes in interest rates and equity prices. In addition to market risk, we are exposed to other risks, including:

•	Credit risk related to our investments

•	Underlying insurance risk related to our core businesses

The sensitivity analysis used for the table summarizes only the market risk related to our recorded financial assets and liabilities. We seek to maintain a laddered maturity portfolio of fixed income investments with reasonable average durations. We keep sufficient cash and short-term investments to provide for the liquidity needs of the operating companies. In our fixed income allocation, we try to maximize after-tax income without sacrificing investment quality or assuming too much interest rate and call risks. In our equity portfolio, we invest in a diversified group of high-quality companies providing us with portfolio diversification, capital appreciation and dividend income.

We calculate the estimated fair values at the adjusted market rates by using discounted cash flow analysis and duration modeling, where appropriate. The adjusted market rates assume a 100 basis-point, simultaneous, parallel increase in market interest rates.

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

The Consolidated Financial Statements and schedules listed in the Index to Financial Statements, Schedules and Exhibits on page 92 are filed as part of this report.

Item 9:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A:	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934 (the Exchange Act), our management, including our Chief Executive Officer and Principal Accounting Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, the Chief Executive Officer and Principal Accounting Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Principal Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting and Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

The information required to be furnished under this heading is set forth under the captions “Management’s Report on Internal Control over Financial Reporting” on page 93 and “Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting” on page 94.

Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d) of the Exchange Act, our management, including our Chief Executive Officer and Principal Accounting Officer, has evaluated our internal control over financial reporting to determine whether any changes occurred during the fourth fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there has been no such change during the fourth quarter.

Item 9B:	OTHER INFORMATION

None.

Part III

Item 10:	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

This information will be contained in the definitive proxy statement to be filed 120 days after December 31, 2005 and is incorporated herein by reference, except for the portion about executive officers, which is included in Part I.

Item 11:	EXECUTIVE COMPENSATION

This information will be contained in the definitive proxy statement to be filed 120 days after December 31, 2005 and is incorporated herein by reference.

Item 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

This information will be contained in the definitive proxy statement to be filed 120 days after December 31, 2005 and is incorporated herein by reference, except for the required disclosure about equity compensation plans, which is included below.

This table provides information as of December 31, 2005 about the number of shares of Safeco common stock that may be issued upon the exercise or settlement of outstanding equity and equity-based awards under our existing equity compensation plans. It also includes the number of shares that remain available for future issuance under these plans.

Our shareholder-approved, equity-compensation plans are our 1987 Long-Term Incentive Plan and our 1997 Long-Term Incentive Plan. We also have an Agency Stock Purchase Plan. This plan permits our highest-producing agents to purchase Safeco stock annually at a discount. One million shares were authorized for issuance under this Plan.

Column (a) sets forth the number of shares of our common stock that may be issued on exercise or settlement of outstanding awards. Column (b) states the weighted average exercise price for the outstanding options under our shareholder-approved plan. Column (c) includes the aggregate number of shares available for future issuance only under our 1997 Long-Term Incentive Plan in the first row and under our Agency Stock Purchase Plan in the second row. No shares remain available for issuance under our 1987 Long-Term Incentive Plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans, (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1) (2)	4,012,736	$33.97	3,874,998
Equity compensation plans not approved by security holders	—	—	855,005

Total	4,012,736	$33.97	4,730,003

(1)	This amount includes 784,994 shares that may be issued upon settlement of RSRs and PSRs granted to employees, which may be settled in stock or cash. The remaining 3,227,742 of this amount are shares that may be issued on exercise of options granted to our employees and directors.

(2)	Certain securities remaining available for issuance are subject to an automatic grant program for our non-management directors under our Long-Term Incentive Plan. This program provides automatic grants of RSRs for 2,500 shares annually to each of our non-management directors. In 2006, our non-executive chairman will receive a grant of 7,500 RSRs in light of his enhanced responsibilities this year.

Item 13:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

This information will be contained in the definitive proxy statement to be filed 120 days after December 31, 2005 and is incorporated herein by reference.

Item 14:	PRINCIPAL ACCOUNTING FEES AND SERVICES

This information will be contained in the definitive proxy statement to be filed 120 days after December 31, 2005 and is incorporated herein by reference.

Part IV

Item 15:	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

(a)(2) Financial Statement Schedules

(a)(3) Exhibits

The financial statements, financial statement schedules and exhibits listed in the Index to Financial Statements, Schedules and Exhibits on page 92 are filed as a part of this report.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 21, 2006.

Safeco Corporation

Registrant

/s/ PAULA ROSPUT REYNOLDS
Paula Rosput Reynolds, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 21, 2006.

Name	Title

/s/ PAULA ROSPUT REYNOLDS Paula Rosput Reynolds	President and Chief Executive Officer

/s/ CHARLES F. HORNE, JR. Charles F. Horne, Jr.	Senior Vice President and Controller, Principal Accounting Officer

/s/ JOSEPH W. BROWN Joseph W. Brown	Chairman

/s/ ROBERT S. CLINE Robert S. Cline	Lead Director

/s/ PETER L. S. CURRIE Peter L. S. Currie	Director

/s/ MARIA S. EITEL Maria S. Eitel	Director

/s/ JOSHUA GREEN III Joshua Green III	Director

/s/ G. THOMPSON HUTTON G. Thompson Hutton	Director

/s/ KERRY KILLINGER Kerry Killinger	Director

/s/ GARY F. LOCKE Gary F. Locke	Director

/s/ WILLIAM G. REED, JR. William G. Reed, Jr.	Director

/s/ JUDITH M. RUNSTAD Judith M. Runstad	Director

I ndex to Financial Statements, Schedules and Exhibits

We exclude other schedules from this list – and from this Form 10-K – because either they are not applicable or the information is included in our Consolidated Financial Statements.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over Safeco’s financial reporting. Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. We assessed the effectiveness of Safeco’s internal control over financial reporting as of December 31, 2005. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment using those criteria, we conclude that Safeco’s internal control over financial reporting is effective as of December 31, 2005 in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Ernst & Young LLP, Safeco’s independent registered public accountants, have issued an audit report on our assessment of the company’s internal control over financial reporting. Their report appears on page 94.

/s/ PAULA ROSPUT REYNOLDS
Paula Rosput Reynolds
President and Chief Executive Officer

/s/ CHARLES F. HORNE, JR.
Charles F. Horne, Jr.
Senior Vice President and Controller, Principal Accounting Officer

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

Board of Directors and Shareholders of Safeco Corporation:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Safeco Corporation and subsidiaries (Safeco) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Safeco’s management is responsible for maintaining effective internal control over financial reporting and for its assessment about the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Safeco maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Safeco maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Safeco as of December 31, 2005 and 2004, and the related consolidated statements of income, comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005 of Safeco and our report dated February 17, 2006 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Seattle, Washington

February 17, 2006

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders of Safeco Corporation:

We have audited the accompanying consolidated balance sheets of Safeco Corporation and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Safeco Corporation and subsidiaries at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 17, 2006 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Seattle, Washington

February 17, 2006

FINANCIAL STATEMENTS

Consolidated Statements of Income

(In Millions, Except Per Share Amounts)

YEAR ENDED DECEMBER 31	2005	2004	2003
REVENUES
Net Earned Premiums	$5,805.4	$5,529.1	$4,901.8
Net Investment Income	485.1	464.6	468.4
Net Realized Investment Gains	60.4	200.8	70.1
Other	0.2	0.9	9.8

Total Revenues	6,351.1	6,195.4	5,450.1

EXPENSES
Losses and Loss Adjustment Expenses	3,635.0	3,495.2	3,452.2
Amortization of Deferred Policy Acquisition Costs	973.1	924.6	846.2
Other Underwriting and Operating Expenses	662.0	648.1	635.3
Interest Expense	88.6	108.2	127.1
Loss on Debt Repurchases	4.0	121.0	—
Restructuring Charges	2.7	5.4	9.2

Total Expenses	5,365.4	5,302.5	5,070.0

Income from Continuing Operations before Income Taxes	985.7	892.9	380.1
Provision for Income Taxes	294.6	272.7	94.6

Income from Continuing Operations	691.1	620.2	285.5
Results from Discontinued Operations (Net of Taxes of ($52.3) in 2004 and $7.4 in 2003)	—	(57.8)	53.7

Net Income	$691.1	$562.4	$339.2

INCOME PER SHARE OF COMMON STOCK – DILUTED
Income from Continuing Operations	$5.43	$4.59	$2.06
Results from Discontinued Operations, Net of Taxes	—	(0.43)	0.38

Net Income Per Share of Common Stock – Diluted	$5.43	$4.16	$2.44

INCOME PER SHARE OF COMMON STOCK – BASIC
Income from Continuing Operations	$5.49	$4.62	$2.06
Results from Discontinued Operations, Net of Taxes	—	(0.43)	0.39

Net Income Per Share of Common Stock – Basic	$5.49	$4.19	$2.45

DIVIDENDS DECLARED PER SHARE	$0.97	$0.81	$0.74

AVERAGE NUMBER OF SHARES OUTSTANDING:
Diluted	127.2	135.2	138.9
Basic	125.9	134.1	138.4

See Notes to Consolidated Financial Statements.

Consolidated Balance Sheets

(In Millions)

DECEMBER 31	2005	2004
ASSETS
Investments:
Available-for-Sale Securities:
Fixed Maturities, at Fair Value (Cost or amortized cost: $9,199.1; $8,958.0)	$9,361.9	$9,294.3
Marketable Equity Securities, at Fair Value (Cost: $737.7; $640.3)	1,123.5	1,101.4
Other Invested Assets	10.7	8.5

Total Investments	10,496.1	10,404.2
Cash and Cash Equivalents	556.3	251.9
Accrued Investment Income	131.4	129.7
Premiums and Service Fees Receivable	1,084.7	1,147.6
Deferred Policy Acquisition Costs	376.4	382.2
Reinsurance Recoverables	447.0	355.4
Property and Equipment for Company Use (At cost less accumulated depreciation: $349.4; $312.9)	358.2	380.9
Current Income Taxes Recoverable	51.7	54.7
Net Deferred Income Tax Assets	280.4	292.6
Other Assets	130.2	256.1
Securities Lending Collateral	974.6	931.9

Total Assets	$14,887.0	$14,587.2

LIABILITIES AND SHAREHOLDERS’ EQUITY
Loss and Loss Adjustment Expense Reserves	$5,358.2	$5,209.3
Unearned Premiums	2,139.8	2,151.0
Debt	1,307.0	1,332.9
Other Liabilities	982.8	1,041.2
Securities Lending Payable	974.6	931.9

Total Liabilities	10,762.4	10,666.3

Commitments and Contingencies	—	—
Preferred Stock, No Par Value
Shares Authorized: 10
Shares Issued and Outstanding: None	—	—
Common Stock, No Par Value
Shares Authorized: 300
Shares Reserved for Stock Awards: 7.5; 9.1
Shares Issued and Outstanding: 123.6; 127.0	434.8	641.8
Retained Earnings	3,333.0	2,763.8
Accumulated Other Comprehensive Income, Net of Taxes	356.8	515.3

Total Shareholders’ Equity	4,124.6	3,920.9

Total Liabilities and Shareholders’ Equity	$14,887.0	$14,587.2

See Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows

(In Millions)

YEAR ENDED DECEMBER 31	2005	2004 Revised- See Note 1	2003 Revised- See Note 1
OPERATING ACTIVITIES
Insurance Premiums Received	$5,824.6	$5,582.6	$5,077.4
Dividends and Interest Received	532.8	512.5	464.5
Losses and Loss Adjustment Expenses Paid	(3,547.8)	(3,373.1)	(3,368.7)
Underwriting, Acquisition, Insurance and Other Operating Costs Paid	(1,497.9)	(1,488.7)	(1,461.3)
Interest Paid	(86.5)	(123.5)	(127.8)
Income Taxes Paid	(204.1)	(127.7)	(16.0)
Discontinued Operations, Net	—	413.0	901.2

Net Cash Provided by Operating Activities	1,021.1	1,395.1	1,469.3

INVESTING ACTIVITIES
Purchases of:
Fixed Maturities Available-for-Sale	(2,228.1)	(2,997.1)	(2,453.9)
Marketable Equity Securities Available-for-Sale	(311.7)	(472.6)	(176.5)
Maturities and Calls of Fixed Maturities Available-for-Sale	951.8	949.6	1,031.2
Sales of:
Fixed Maturities Available-for-Sale	984.1	721.9	892.3
Marketable Equity Securities Available-for-Sale	287.7	674.9	202.3
Proceeds from Sale of Subsidiaries	—	1,499.0	—
Other, Net	(28.7)	(6.0)	(10.5)
Discontinued Operations, Net	—	59.2	(1,025.8)

Net Cash Provided by (Used in) Investing Activities	(344.9)	428.9	(1,540.9)

FINANCING ACTIVITIES
Repurchase of Notes	(29.8)	(735.2)	(507.2)
Dividends Paid to Shareholders	(118.9)	(104.8)	(102.4)
Accelerated Stock Repurchase/Buyback	(162.0)	(625.0)	—
Common Stock Reacquired	(93.9)	(38.0)	—
Stock Options Exercised	32.8	84.1	10.6
Proceeds from Notes Issued	—	—	495.9
Discontinued Operations, Net	—	(396.0)	97.1

Net Cash Used in Financing Activities	(371.8)	(1,814.9)	(6.0)

Net (Increase) Decrease in Cash and Cash Equivalents, Discontinued Operations	—	(76.2)	27.5

Net Increase (Decrease) in Cash and Cash Equivalents	304.4	(67.1)	(50.1)
Cash and Cash Equivalents at Beginning of Year	251.9	319.0	369.1

Cash and Cash Equivalents at End of Year	$556.3	$251.9	$319.0

See Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows –

Reconciliation of Net Income to Net Cash Provided by Operating Activities

(In Millions)

YEAR ENDED DECEMBER 31	2005	2004 Revised— See Note 1	2003 Revised— See Note 1
Net Income	$691.1	$562.4	$339.2
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Net Realized Investment Gains	(60.4)	(200.8)	(70.1)
Amortization of Fixed Maturities	48.3	49.4	13.7
Amortization and Depreciation	51.2	63.1	61.7
Deferred Income Tax Provision	90.4	44.2	78.3
Results from Discontinued Operations, Net of Taxes	—	57.8	(53.7)
Other, Net	30.4	136.8	8.5
Changes in:
Accrued Investment Income	(1.7)	(8.8)	(12.0)
Premiums and Service Fees Receivable	62.9	(109.6)	(4.1)
Current Income Taxes Recoverable	(2.1)	(42.0)	3.4
Deferred Policy Acquisition Costs	5.8	(25.4)	(23.9)
Loss and Loss Adjustment Expense Reserves	148.9	164.7	46.1
Unearned Premiums	(11.2)	149.9	203.4
Other Assets and Liabilities	(32.5)	140.4	(22.4)
Discontinued Operations, Net	—	413.0	901.2

Total Adjustments	330.0	832.7	1,130.1

Net Cash Provided by Operating Activities	$1,021.1	$1,395.1	$1,469.3

There were no significant non-cash financing or investing activities for the years ended December 31, 2005, 2004 or 2003.

See Notes to Consolidated Financial Statements.

Consolidated Statements of Shareholders’ Equity

(In Millions, Except Share Amounts)

YEAR ENDED DECEMBER 31	2005	2004	2003
COMMON STOCK
Balance at Beginning of Year	$641.8	$1,197.3	$1,178.1
Shares Issued for Options and Rights (including Taxes of $5.1; $7.8; $1.3)	37.9	91.9	11.9
Stock Compensation	11.0	15.6	7.3
Accelerated Stock Repurchase/Buyback	(162.0)	(625.0)	—
Shares Reacquired	(93.9)	(38.0)	—

Balance at End of Year	434.8	641.8	1,197.3

RETAINED EARNINGS
Balance at Beginning of Year	2,763.8	2,308.7	2,072.2
Net Income	691.1	562.4	339.2
Dividends Declared	(121.9)	(107.3)	(102.4)
Common Stock Reacquired and Other	—	—	(0.3)

Balance at End of Year	3,333.0	2,763.8	2,308.7

ACCUMULATED OTHER COMPREHENSIVE INCOME, NET OF TAXES
Balance at Beginning of Year	515.3	1,517.3	1,181.3
Other Comprehensive Income (Loss)	(158.5)	(1,002.0)	336.0

Balance at End of Year	356.8	515.3	1,517.3

SHAREHOLDERS’ EQUITY	$4,124.6	$3,920.9	$5,023.3

YEAR ENDED DECEMBER 31	2005	2004	2003
COMMON SHARES OUTSTANDING
Number of Shares Outstanding at Beginning of Year	126,958,493	138,604,840	138,195,596
Shares Issued for Stock Options and Rights	1,145,340	2,486,516	409,244
Accelerated Stock Repurchase/Buyback	(2,752,300)	(13,247,863)	—
Shares Reacquired	(1,766,940)	(885,000)	—

Number of Shares Outstanding at End of Year	123,584,593	126,958,493	138,604,840

Consolidated Statements of Comprehensive Income (Loss) (In Millions)

YEAR ENDED DECEMBER 31	2005	2004	2003
Net Income	$691.1	$562.4	$339.2
Other Comprehensive Income (Loss), Net of Taxes:
Change in Unrealized Gains and Losses on Available-for-Sale Securities	(121.3)	39.8	150.6
Reclassification Adjustment for Net Realized Investment Gains Included in Income from Continuing Operations	(43.5)	(126.4)	(45.9)
Foreign Currency Translation Adjustments	6.3	2.5	6.9
Change in Minimum Pension Liability	—	5.7	3.1
Change in Discontinued Operations	—	(923.6)	221.3

Other Comprehensive Income (Loss)	(158.5)	(1,002.0)	336.0

Comprehensive Income (Loss)	$532.6	$(439.6)	$675.2

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

(Dollar amounts in millions except for ratios and per share data, unless noted otherwise)

Note 1: Summary of Significant Accounting Policies

NATURE OF OPERATIONS

Safeco Corporation is a Washington State corporation operating across the United States. We sell property and casualty insurance to drivers, homeowners and small- and mid-sized businesses through independent agents and brokers. We generated virtually all of our revenues from continuing operations from these activities.

Throughout our Consolidated Financial Statements, we refer to Safeco Corporation and its subsidiaries as “Safeco,” “we” and “our.” We refer to the property and casualty businesses as “Property & Casualty” and “P&C.” We refer to all other continuing activities, primarily the financing of our business activities, as “Corporate.” We refer to the discontinued life insurance, group stop-loss medical insurance, trust, asset management and brokerage operations as “Discontinued Operations” or “L&I.”

On March 15, 2004, we entered into definitive agreements to sell substantially all of our Life & Investments operations. On April 8, 2004, we entered into an agreement to sell the remaining part of our L&I operations. On August 2, 2004, we completed the sale of our life insurance, group stop-loss medical insurance and asset management operations to an investor group led by White Mountains Insurance Group, Ltd. and Berkshire Hathaway, Inc. We completed the sale of Talbot Financial Corporation (our brokerage operation) on July 1, 2004, and the sale of Safeco Trust Company on April 19, 2004. Therefore, we have presented L&I as a Discontinued Operation in these Consolidated Financial Statements in accordance with Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” See Note 16.

BASIS OF PRESENTATION

We have prepared our Consolidated Financial Statements in conformity with U.S. generally accepted accounting principles (GAAP). Preparing financial statements in conformity with GAAP requires us to make estimates and assumptions that may affect the amounts reported in our Consolidated Financial Statements and Notes to the Consolidated Financial Statements. Actual results could differ from those estimates.

Our Consolidated Financial Statements include Safeco Corporation and its subsidiaries. We have eliminated all intercompany transactions and balances in our Consolidated Financial Statements.

We made certain reclassifications to prior-year amounts for consistency with our current-year presentation. These reclassifications did not affect net income. In 2005, we have separately disclosed the operating, investing and financing positions of the cash flows attributable to our Discontinued Operations, which in prior years were excluded from our Consolidated Statements of Cash Flows.

REVENUE RECOGNITION

We include insurance premiums in revenues as they are earned over the terms of the policies. We determine the earned portion on a daily pro rata basis – an equal portion of the premium is reported as earned premium revenue for each day of the policy term. We report the unearned portion of the policy premium as a liability on our Consolidated Balance Sheets, before the effect of any reinsurance.

EARNINGS PER SHARE

We calculate basic earnings per share by dividing net income by the weighted-average number of common shares outstanding during the year. Diluted earnings per share include additional common shares assumed issued under the treasury stock method – this reflects the potential dilution that could occur if options were exercised and restricted stock rights (RSRs) were vested.

We show the computation of net income per share below, based upon weighted-average and dilutive common shares outstanding:

YEAR ENDED DECEMBER 31	2005	2004	2003
(In Millions, Except Per Share Amounts)
Net Income	$691.1	$562.4	$339.2

Average Number of Common Shares Outstanding	125.9	134.1	138.4

Basic Net Income Per Share	$5.49	$4.19	$2.45

Net Income	$691.1	$562.4	$339.2

Average Number of Common Shares Outstanding	125.9	134.1	138.4
Additional Common Shares Assumed Issued Under Treasury Stock Method	1.3	1.1	0.5

Average Number of Common Shares Outstanding - Diluted	127.2	135.2	138.9

Diluted Net Income Per Share	$5.43	$4.16	$2.44

STOCK–BASED COMPENSATION EXPENSE

Under the Safeco Long–Term Incentive Plan of 1997 (the Plan), as amended, we grant incentive stock options, non–qualified stock options, RSRs, performance stock rights and stock appreciation rights to officers, key employees and members of our board of directors. We grant all such stock–based compensation awards at the fair market value of our stock on the date of the grant. In 2004, we replaced our annual stock option program to key employees with a restricted stock rights program.

Effective January 1, 2003, we adopted the fair value method for accounting for stock-based compensation awards as defined in SFAS 123, using the prospective basis transition method. Under this method, we have recognized expense using graded vesting for awards granted, modified or settled after January 1, 2003. Stock-based compensation expense was $25.7 ($17.1 after tax) for 2005, $25.1 ($17.6 after tax) for 2004 and $12.5 ($9.0 after tax) for 2003.

We show on a pro forma basis, the effect on our net income and net income per share as if we had applied the fair value method to all outstanding and unvested awards in each year:

YEAR ENDED DECEMBER 31	2005	2004	2003
(In Millions, Except Per Share Amounts)
Net Income, as Reported	$691.1	$562.4	$339.2
Add Back: After-Tax Stock-based Compensation Expense Included in Reported Net Income	17.1	17.6	9.0
Deduct: Pro Forma Stock-based Compensation Expense *	(18.3)	(22.0)	(16.8)

Pro Forma Net Income	$689.9	$558.0	$331.4

Net Income Per Share
Basic - as Reported	$5.49	$4.19	$2.45
Diluted - as Reported	5.43	4.16	2.44
Basic - Pro Forma	5.48	4.16	2.39
Diluted - Pro Forma	5.42	4.13	2.39

*	Determined under fair value based method for all awards, net of related tax effects.

We used the Black-Scholes method (which models the value over time of financial instruments) to estimate the fair value at grant date of the options in 2003 based on the factors shown below. RSRs are valued based upon the fair market value of our common stock on the date of the grant. No options were granted in 2004 or 2005.

YEAR ENDED DECEMBER 31	2005 RSRs	2004 RSRs	2003
Dividend Yield	—	—	2.5%
Expected Volatility in Stock Price	—	—	35.0%
Risk-Free Interest Rate	—	—	3.0%
Expected Life of Stock Awards	—	—	5 years
Weighted-Average Fair Value at Grant Date	$50.25	$43.90	$10.55

INVESTMENTS

Our investments include fixed maturities and marketable equity securities, which we report at fair value as Available-for-Sale Securities on our Consolidated Balance Sheets. The fixed maturities we invest in include bonds, mortgage-backed securities and redeemable preferred stock. The marketable equity securities we invest in include common stocks and non-redeemable preferred stock. We report fluctuations between cost and fair value of these securities as unrealized investment gains and losses, net of deferred income taxes, in Accumulated Other Comprehensive Income (AOCI) in our Consolidated Balance Sheets.

Investment income consists primarily of interest and dividends. Interest is recognized on an accrual basis and dividends are recorded on the date of record.

We adjust the cost of fixed maturities for amortization of purchase premiums and accretion of purchase discounts from the time of purchase of the security to its maturity. This amortization and accretion is included in Net Investment Income in our Consolidated Statements of Income.

For mortgage-backed securities, we recognize income using a constant effective yield based on anticipated prepayments and the estimated economic life of the securities. Quarterly, we compare our prepayments received to our scheduled prepayments to recalculate the effective yield. The effective yield reflects actual payments-to-date plus anticipated future payments. We include any resulting difference from this comparison as an adjustment to Net Investment Income in our Consolidated Statements of Income and recognize future income using the revised effective yield.

When we consider the collectibility of interest income for fixed maturities to be doubtful, we reverse any accrued but uncollectible interest income against Net Investment Income in the current period. We then place the securities on non-accrual status and do not restore them to accrual status until all the delinquent interest and principal are paid.

We determine net realized investment gains by identifying the cost and calculating the gain or loss of each specific security sold. We regularly review the fair value of our investments. Invested assets are subject to various risks, such as interest rate, market and credit risks. Periodic changes in fair values of our investments are reported as a component of accumulated other comprehensive income on our Consolidated Balance Sheets and are not reflected in the operating results of any period until we sell the security or when declines in fair value are determined to be other-than-temporary. If the fair value of any of our investments falls below our cost or amortized cost basis in the investment, we analyze the decrease to determine whether it is an other-than-temporary decline in fair value.

To make this determination for each security, we consider:

•	How long and by how much the fair value of the security has been below its amortized cost

•	The current financial condition and future prospects of the issuer of the security, including any specific events that may affect its operations or earnings potential

•	Our intent and ability to keep the security long enough for it to recover its value

•	Any downgrades of the security by a rating agency

•	Any reduction or elimination of dividends or non-payment of scheduled interest payments

Based on our analysis, we make a judgment as to whether the decline is other-than-temporary. Sometimes, an investment decline we consider temporary in one quarter can become other-than-temporary in a future quarter. If the decline is other-than-temporary, we report an impairment charge within Net Realized Investment Gains in our Consolidated Statements of Income in the period we make that determination.

For the majority of our investments, we use available public market pricing information to determine the fair value. When such information is not available, as in the case for securities that are not publicly traded, we use other valuation techniques. These include using independent pricing sources, identifying comparable securities with quoted market prices, evaluating discounted cash flows and using internally prepared valuations based on certain modeling and pricing methods. Our investment portfolio at December 31, 2005, included $101.0 of fixed maturities and $28.3 of marketable equity securities that were not publicly traded. Our investment portfolio at December 31, 2004, included $91.9 of fixed maturities and $30.9 of marketable equity securities that were not publicly traded.

We lend certain securities from our fixed maturities portfolio to other institutions for short periods of time. We receive initial collateral at 102% of the market value of any security we loan. The borrower deposits this collateral with a lending agent who invests the collateral to generate additional income according to our guidelines. The market value of the loaned securities is monitored on a daily basis, and additional collateral is added or refunded as the market value of the loaned securities fluctuates, maintaining a collateral value of 102% at all times. We maintain full ownership rights to the securities that we have loaned and accordingly the loaned securities are classified as Investments in our Consolidated Balance Sheets. We had a market value of $849.8 of fixed maturities and $102.6 of marketable equity securities loaned at December 31, 2005. We had a market value of $798.0 of fixed maturities and $111.6 of marketable equity securities loaned at December 31, 2004.

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

DERIVATIVE FINANCIAL INSTRUMENTS

We recognize the change in fair value of a derivative depending on our intended use of the derivative and whether it is effective as part of a hedging transaction. We apply hedge accounting treatment under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” for derivatives that are highly effective and that we designate as hedges.

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

When the change in fair value of the derivative does not perfectly offset the changes in fair value of the hedged transaction, we recognize the ineffective portion in Net Realized Investment Gains in the Consolidated Statements of Income. For derivatives that do not qualify for hedge accounting treatment under SFAS 133, we report the changes in fair value of these derivatives in Net Realized Investment Gains in our Consolidated Statements of Income. During 2005, 2004 and 2003, we recognized no amounts in earnings due to hedge ineffectiveness.

INCOME TAXES

We file a consolidated U.S. income tax return including all of our qualifying subsidiaries. We account for income taxes using the liability method. The provision for income taxes has two components, amounts currently payable or receivable and deferred amounts. We recognize deferred income taxes for temporary differences – the differences between the GAAP financial statement carrying amounts of assets and liabilities and those we are required to use in the tax return. Such temporary differences relate primarily to unrealized gains and losses on investments and differences in recognition of deferred policy acquisition costs, loss and loss adjustment expense reserves, goodwill and unearned premiums. We report the tax effect of these temporary differences as deferred income tax assets and liabilities on our Consolidated Balance Sheets, measured using enacted laws and income tax rates that are currently in effect.

We consider deferred tax assets to be recoverable if it is more likely than not that the related tax losses can be offset by our future taxable income. We include future operating income, the reversal of existing temporary differences and tax planning strategies available to us in this assessment. We would record a valuation allowance if the deferred tax assets exceeded the amount expected to be recovered in future years. We have not recorded a valuation allowance as of December 31, 2005 or 2004 since we expect that we will fully realize our deferred tax assets.

We report both current tax assets and liabilities and deferred tax assets and liabilities on a net basis on our Consolidated Balance Sheets.

REINSURANCE

The reinsurance we buy limits our losses on certain individual risks and reduces our exposure to catastrophic events. We purchase reinsurance from several reinsurers and are not dependent upon any single reinsurer. Reinsurance does not eliminate our liability to our policyholders. We remain primarily liable to policyholders for the risks we insure in the event reinsurers do not meet their obligations.

We assess our reinsurance contracts to ensure that underwriting risk – the reasonable possibility of significant loss – and timing risk – the reasonable possibility of a significant variation in the timing of cash flows – are transferred to the reinsurer.

Our income recognition for reinsurance contracts follows that of the underlying policies. We estimate reinsurance recoverables in a manner consistent with the claim liability associated with the reinsured policy.

Determining reinsurance recoverables requires us to make estimates because we do not know the exact amount due from the reinsurer until all our underlying losses are settled. The amount of reinsurance recoverables varies depending on the size of individual losses and the aggregate amount of losses in particular lines of business.

DEFERRED POLICY ACQUISITION COSTS

When we issue an insurance policy, we defer certain directly related costs, including commissions, premium taxes, underwriting and other costs. These deferred policy acquisition costs (DAC) are amortized into expenses over the period the related premiums are earned in our Consolidated Statements of Income. We report DAC net of acquisition costs that we cede to our reinsurers. Every quarter, we evaluate DAC for recoverability by comparing our unearned premiums to our estimated total expected claim costs and related expenses, offset by anticipated investment income. We would reduce the DAC asset if unearned premiums were less than expected claims and expenses after considering investment income. We report any adjustments in Amortization of Deferred Policy Acquisition Costs in our Consolidated Statements of Income. We perform this assessment of recoverability for total personal lines, total commercial lines and surety – this is consistent with our approach to issuing and servicing the underlying policies. We made no adjustments in 2005, 2004 or 2003.

PROPERTY AND EQUIPMENT FOR COMPANY USE

We report property and equipment used in operations, including certain costs incurred to develop or purchase computer software for internal use, on our Consolidated Balance Sheets at cost less accumulated depreciation.

We record depreciation on buildings for company use, equipment and capitalized software at various rates based on our estimates of their useful lives, which generally range from 3 to 25 years, using the straight-line method. Depreciation expense was $48.7 for 2005, $53.2 for 2004 and $59.2 for 2003.

LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES

Loss and Loss Adjustment Expense (LAE) Reserves reflect our estimates of ultimate amounts for losses from claims and related settlement expenses that we have not yet paid to settle both reported and unreported claims.

We record two categories of loss and LAE reserves – case-basis reserves and incurred but not reported (IBNR) reserves.

We estimate case-basis reserves as the amounts we will have to pay for losses that have already been reported to us but are not yet fully paid. These amounts include related legal expenses and other costs associated with resolving and settling a particular claim.

We establish IBNR reserves at the end of each reporting period to estimate the amount we will have to pay for:

•	Losses that have occurred, but have not yet been reported to us

•	Losses that have been reported to us that may ultimately be paid out differently than expected by our case-basis reserves

•	Losses that have been paid and closed, but may reopen and require future payment

•	Expenses related to resolving and settling these losses

We do not discount any of our reserves to present value.

We use actuarial methods combined with judgment to estimate IBNR reserves.

Estimating loss and LAE reserves is a complex process because the ultimate losses are uncertain. Some claims will be paid out over a number of years, and there may be a significant lag between the time a loss occurs and the time it is reported to us. We make significant judgments and assumptions about many internal variables and external factors. Examples of internal variables include changes in our claims handling practices and changes in our business mix. Examples of external factors include trends in loss costs, economic inflation, judicial changes, legislative changes and regulatory changes.

Because estimating reserves requires us to use assumptions and judgments, our actual future losses may differ from our estimates. Estimating our loss and LAE reserves is an ongoing process. Our loss and LAE reserves represent our best estimate of ultimate future payments associated with losses and related expenses, giving consideration to the uncertainties inherent to the estimates. We record any adjustments to these reserves in the periods in which we change the estimates. We report changes to these reserves in Losses and Loss Adjustment Expenses in our Consolidated Statements of Income.

SALE OF LONDON OPERATIONS

On July 25, 2005, we completed the sale of our London operations, eliminating any further liabilities associated with those operations. The London operations were sold for a nominal amount, resulting in an after-tax loss of $1.4. Safeco Corporation retained a liability on our Consolidated Balance Sheets in the amount of $6.9, which was subsequently paid in February 2006, to cover future cash calls. We retained no other liabilities or commitments.

COMMON STOCK

When we repurchase any of our common shares, we reduce our capital stock and retained earnings to reflect the repurchase on our Consolidated Balance Sheets. In accordance with the Washington Business Corporation Act, we do not show treasury stock as a separate reduction to Shareholders’ Equity on our Consolidated Balance Sheets.

In 2005, we repurchased 4,508,578 shares, or 3.6%, of our outstanding common stock at a total cost of $239.2 under stock buyback programs as described below. In 2004, we also repurchased 13,247,863 shares, or 9.5%, of our outstanding common stock at a total cost of $625.0 and an additional price adjustment of $16.1 in 2005.

On July 25, 2005, we repurchased 2,752,300 shares, or 2.2%, of our outstanding common stock through an accelerated share repurchase program. We purchased the shares from a dealer at a price of $54.50 per share, for a total cost of $150.3, including transaction costs. Through the repurchase program we returned excess capital to shareholders and immediately reduced the number of our common shares outstanding. The dealer obtained the shares that we repurchased by borrowing them in the open market, and then purchased shares in the market over time to repay the borrowed shares. We completed the repurchase program in November 2005, and received a price adjustment of $4.4 based on the average price of shares repurchased. We reported the price adjustment as an increase to Shareholders’ Equity on our Consolidated Balance Sheet as of December 31, 2005.

During the third quarter of 2005, we also executed a Rule 10b5-1 trading plan to purchase up to an additional $100.0 of our outstanding common stock. This plan allowed us to repurchase our shares during periods when we would normally not be active in the market because of our own internal trading windows. Under this program, which was completed in November 2005, we repurchased a total of 1,756,278 shares at an average price of $53.13 for a total cost of $93.3.

In 2004, using proceeds from the sale of L&I, we repurchased 13,247,863 shares, or 9.5% of our then outstanding common stock, under an accelerated stock buyback program. We purchased the shares from a dealer at a price of $46.80 per share, for a total cost of $625.0, including transaction costs. The effect of the repurchase program was to return excess capital resulting from the L&I sale to our shareholders, and it immediately reduced the number of our common shares outstanding. The dealer obtained the shares that we repurchased by borrowing them in the open market, and then purchased shares in the market over a nine-month period to repay the borrowed shares. The program included $200.0 that was subject to a collar, a contract that sets a minimum and maximum price for us for the shares repurchased under the collar. We completed the program in April 2005, paying a price adjustment of $16.1 to the dealer based on the volume weighted average price of our common stock during the period of the repurchases. We reported this price adjustment as a reduction to Shareholders’ Equity on our Consolidated Balance Sheet as of December 31, 2005.

VARIABLE INTEREST ENTITIES

An entity is considered a Variable Interest Entity (VIE) if it has:

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

We have identified certain interests in VIEs as defined by FIN 46(R). However, we do not meet the FIN 46(R) definition of “primary beneficiary” for any of these entities and therefore have not consolidated them. FIN 46(R) requires disclosure of the nature of any significant interests in a VIE, a description of the VIE’s activities and the maximum exposure to potential losses due to our involvement.

In June 1997, Safeco Corporation formed Safeco Capital Trust (the Trust) for the sole purpose of issuing $850.0 in Trust Preferred Securities (Capital Securities) to the public. The Trust used the proceeds from the sale of the Capital Securities to purchase $876.3 of Junior Subordinated Debentures (Debentures) from Safeco Corporation. The Debentures are the sole assets of the Trust, and payments under the Debentures are the sole revenues of the Trust. We anticipate that, until the liquidation, if any, of the Trust, each Debenture will be held for the benefit of the holders of the Capital Securities. Further, the holders of the Capital Securities represent the variable interests in the Trust, with none holding a significant interest, which means there is no primary beneficiary of the Trust.

NEW ACCOUNTING STANDARDS

New accounting pronouncements that we will adopt in the near future are as follows:

SFAS 123(R), “Share-Based Payment” – As previously discussed, we recognize stock-based compensation expense in accordance with SFAS 123, as amended by SFAS 148. In December 2004, the FASB issued SFAS 123(R), “Share-Based Payment,” a revision of SFAS 123.

SFAS 123(R) requires all share-based compensation awards granted, modified or settled after December 15, 1994 to be accounted for using the fair value method of accounting. The guidance provides two transition methods, the modified prospective and the modified retrospective applications. We will use the modified prospective method, which recognizes compensation cost for the outstanding, nonvested awards based on the grant-date fair value of those awards as calculated under SFAS 123 upon adoption of SFAS 123(R). We have elected to recognize compensation cost for prospective awards under the straight-line method. We also will classify our RSRs as liabilities. On April 14, 2005, the Securities and Exchange Commission provided a phased-in implementation process, requiring registrants to adopt SFAS 123(R) no later than the commencement of the first fiscal year beginning after June 15, 2005. SFAS 123(R) was effective on January 1, 2006 and did not have a material impact on our financial condition or results of operations.

FASB Staff Position (FSP) SFAS 115-1/124-1, replacing Emerging Issues Task Force (EITF) 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” – On November 3, 2005, the FASB released FSP SFAS 115-1 and SFAS 124-1 replacing EITF 03-1. The final language on FSP SFAS 115-1 / SFAS 124-1 requires investors to recognize an impairment loss when the impairment is deemed other-than-temporary, even if a decision to sell has not been made. The FSP applies to reporting periods beginning after December 15, 2005. The adoption of the statement did not have a material impact on our financial condition or results of operations.

Note 2: Investments

FIXED MATURITIES AND MARKETABLE EQUITY SECURITIES

The following tables summarize our fixed maturities and marketable equity securities:

DECEMBER 31, 2005	COST OR AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	NET UNREALIZED GAINS (LOSSES)	FAIR VALUE
Fixed Maturities:
U.S. Government and Agencies	$972.5	$35.1	$(8.7)	$26.4	$998.9
States and Political Subdivisions	3,228.0	148.9	(11.8)	137.1	3,365.1
Foreign Governments	66.4	8.2	(0.8)	7.4	73.8
Corporate Securities:
Banks	873.7	10.2	(12.3)	(2.1)	871.6
Electric Utilities	376.9	1.9	(5.3)	(3.4)	373.5
Diversified Financial Services	343.8	4.5	(4.4)	0.1	343.9
Other	2,089.2	34.8	(27.7)	7.1	2,096.3

Total Corporate Securities	3,683.6	51.4	(49.7)	1.7	3,685.3
Mortgage-Backed Securities	1,248.6	10.5	(20.3)	(9.8)	1,238.8

Total Fixed Maturities	9,199.1	254.1	(91.3)	162.8	9,361.9
Marketable Equity Securities	737.7	393.9	(8.1)	385.8	1,123.5

Total	$9,936.8	$648.0	$(99.4)	$548.6	$10,485.4

DECEMBER 31, 2004	COST OR AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	NET UNREALIZED GAINS	FAIR VALUE
Fixed Maturities:
U.S. Government and Agencies	$1,105.0	$45.0	$(3.3)	$41.7	$1,146.7
States and Political Subdivisions	2,394.3	155.6	(2.2)	153.4	2,547.7
Foreign Governments	79.9	8.1	(0.5)	7.6	87.5
Corporate Securities:
Banks	851.0	25.3	(2.9)	22.4	873.4
Electric Utilities	419.1	7.1	(0.9)	6.2	425.3
Diversified Financial Services	417.4	10.2	(1.5)	8.7	426.1
Other	2,431.5	79.0	(6.0)	73.0	2,504.5

Total Corporate Securities	4,119.0	121.6	(11.3)	110.3	4,229.3
Mortgage-Backed Securities	1,259.8	27.8	(4.5)	23.3	1,283.1

Total Fixed Maturities	8,958.0	358.1	(21.8)	336.3	9,294.3
Marketable Equity Securities	640.3	463.3	(2.2)	461.1	1,101.4

Total	$9,598.3	$821.4	$(24.0)	$797.4	$10,395.7

The following table illustrates gross unrealized losses and fair values for our investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2005:

DESCRIPTION OF SECURITIES	LESS THAN 12 MONTHS		12 MONTHS OR MORE		TOTAL
	FAIR VALUE	UNREALIZED LOSSES	FAIR VALUE	UNREALIZED LOSSES	FAIR VALUE	UNREALIZED LOSSES
Fixed Maturities:
U.S. Government and Agencies	$273.7	$(3.8)	$205.9	$(4.9)	$479.6	$(8.7)
States and Political Subdivisions	706.1	(7.8)	160.7	(4.0)	866.8	(11.8)
Foreign Governments	3.1	(0.1)	27.9	(0.7)	31.0	(0.8)
Corporate Securities	1,424.8	(25.2)	973.4	(24.5)	2,398.2	(49.7)
Mortgage-Backed Securities	581.6	(9.9)	394.0	(10.4)	975.6	(20.3)

Total Fixed Maturities	2,989.3	(46.8)	1,761.9	(44.5)	4,751.2	(91.3)
Marketable Equity Securities	106.3	(6.9)	18.0	(1.2)	124.3	(8.1)

Total	$3,095.6	$(53.7)	$1,779.9	$(45.7)	$4,875.5	$(99.4)

We reviewed all our investments with unrealized losses at the end of 2005. Our evaluation concluded that none of these declines in fair value were other-than-temporary after considering:

•	Our intent and ability to keep the security long enough for us to recover its value

•	The period of time during which there has been a significant decline in value

•	The significance of the decline in the financial condition and future prospects of the issuer of the security, including any specific events that may affect its operations or earnings potential

FIXED MATURITIES BY MATURITY DATE

The following table summarizes the cost or amortized cost and fair value of our fixed maturities at December 31, 2005, by contractual years-to-maturity. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties:

MATURITY	COST OR AMORTIZED COST	FAIR VALUE
One Year or Less	$567.6	$570.6
Over One Year through Five Years	3,432.3	3,416.7
Over Five Years through Ten Years	1,167.0	1,186.5
Over Ten Years	2,783.6	2,949.3
Mortgage-Backed Securities	1,248.6	1,238.8

Total Fixed Maturities	$9,199.1	$9,361.9

SECURITIES ON DEPOSIT

We had securities on deposit with state regulatory authorities with an amortized cost of $434.4 at December 31, 2005 and $434.0 at December 31, 2004, and a market value of $457.2 at December 31, 2005 and $456.6 at December 31, 2004.

NET INVESTMENT INCOME

The following table summarizes our net investment income:

YEAR ENDED DECEMBER 31	2005	2004	2003
Interest on Fixed Maturities	$447.9	$419.8	$413.7
Dividends:
Marketable Equity Securities	30.1	28.2	33.3
Redeemable Preferred Stock	3.2	1.6	4.4
Other	10.6	21.0	22.3

Total Investment Income	491.8	470.6	473.7
Investment Expenses	(6.7)	(6.0)	(5.3)

Net Investment Income	$485.1	$464.6	$468.4

The carrying value of our investments in fixed maturities that have not produced income for the last 12 months was $3.2 at December 31, 2005 and $0.7 at December 31, 2004.

NET REALIZED INVESTMENT GAINS

The following table summarizes our net realized investment gains:

YEAR ENDED DECEMBER 31	2005	2004	2003
Net Realized Investment Gains (Losses) from:
Fixed Maturities	$(11.4)	$29.7	$29.5
Marketable Equity Securities	73.4	157.9	21.0
Other	(1.6)	13.2	19.6

Net Realized Investment Gains	$60.4	$200.8	$70.1

The following tables summarize the proceeds from sales of our investments and components of the related gains (losses) before taxes:

YEAR ENDED DECEMBER 31, 2005	Fixed Maturities Available-For-Sale	Marketable Equity Securities	Other	Total
Proceeds from Sales	$984.1	$287.7	$0.7	$1,272.5

Gross Realized Investment Gains	$6.4	$83.5	$0.3	$90.2
Gross Realized Investment Losses	(13.0)	(7.3)	—	(20.3)

Net Realized Investment Gains (Losses) from Sales	(6.6)	76.2	0.3	69.9
Impairments	(12.7)	(2.8)	—	(15.5)
Other, Including Gains on Calls and Redemptions	7.9	—	(1.9)	6.0

Net Realized Investment Gains (Losses)	$(11.4)	$73.4	$(1.6)	$60.4

YEAR ENDED DECEMBER 31, 2004	Fixed Maturities Available-For-Sale	Marketable Equity Securities	Other	Total
Proceeds from Sales	$721.9	$674.9	$2.0	$1,398.8

Gross Realized Investment Gains	$30.2	$170.2	$2.0	$202.4
Gross Realized Investment Losses	(12.7)	(12.1)	—	(24.8)

Net Realized Investment Gains from Sales	17.5	158.1	2.0	177.6
Impairments	(8.8)	(0.2)	—	(9.0)
Other, Including Gains on Calls and Redemptions	21.0	—	11.2	32.2

Net Realized Investment Gains	$29.7	$157.9	$13.2	$200.8

YEAR ENDED DECEMBER 31, 2003	Fixed Maturities Available-For-Sale	Marketable Equity Securities	Other	Total
Proceeds from Sales	$892.3	$202.3	$4.2	$1,098.8

Gross Realized Investment Gains	$45.4	$60.0	$9.0	$114.4
Gross Realized Investment Losses	(6.4)	(22.6)	(5.6)	(34.6)

Net Realized Investment Gains from Sales	39.0	37.4	3.4	79.8
Impairments	(31.4)	(16.4)	—	(47.8)
Other, Including Gains on Calls and Redemptions	21.9	—	16.2	38.1

Net Realized Investment Gains	$29.5	$21.0	$19.6	$70.1

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

FAIR VALUE HEDGES

We use interest rate swaps to hedge the change in fair value of certain of the fixed-rate debt we have outstanding. At December 31, 2005, we had $404.1 of notional amounts outstanding relating to such hedges compared with $430.0 at December 31, 2004. The fair value, which is equal to the carrying value, of these swaps, totaled ($2.6) at December 31, 2005 and $6.2 at December 31, 2004. These derivatives have been designated as fair value hedges and, because they have been determined to be highly effective, we report changes in their fair value and the fair value changes of the related portions of the debt that they hedge on a net basis in Net Realized Investment Gains in our Consolidated Statements of Income.

In conjunction with the August 2005 repurchase of $25.9 of our 7.25% senior notes, we terminated our corresponding portion of the interest rate swap totaling $25.9 of notional amount. We reported a pretax gain of $0.3 on the termination of this fair value hedge in Net Realized Investment Gains in our Consolidated Statements of Income.

In conjunction with the buyback of $145.0 principal amount of our 7.25% senior notes on September 1, 2004, we terminated our corresponding portion of the interest rate swap totaling $145.0 notional amount. We reported a pretax gain of $2.0 on the termination of this fair value hedge in Net Realized Investment Gains in our Consolidated Statements of Income.

Differences between the changes in fair value of these derivatives and the hedged items represent hedge ineffectiveness. In 2005, 2004 and 2003, no amounts were recognized in earnings due to hedge ineffectiveness.

OTHER DERIVATIVES

Our investments in mortgage-backed securities principally include collateralized mortgage obligations and pass-through and commercial loan-backed mortgage obligations, which are technically defined as derivative instruments. However, they are exempt from derivative disclosure and accounting requirements under SFAS 133.

Note 4: Fair Value of Financial Instruments

The aggregate fair value amounts disclosed here do not represent the underlying value of Safeco and care should be exercised in drawing conclusions about our business or financial condition based on the fair value information disclosed below.

Non-financial instruments such as property and equipment, deferred policy acquisition costs, deferred income taxes and loss and LAE reserves are excluded from the fair value disclosures.

We determine fair value amounts for financial instruments using available third-party market information. When such information is not available, as is in the case of securities that are not publicly traded, we determine the fair value amounts using appropriate valuation methodologies, including discounted cash flows and market prices of comparable instruments. Significant judgment is required in developing certain of these estimates of fair value, and the estimates may not represent amounts at December 31, 2005 that would be realized in a current market exchange.

FIXED MATURITIES

We estimate fair values for fixed maturities, other than non-publicly traded fixed maturities, based on prices obtained from independent pricing services or quoted market prices. Our investment portfolio included non-publicly traded fixed maturities of $101.0 at December 31, 2005 and $91.9 at December 31, 2004.

MARKETABLE EQUITY SECURITIES

We estimate fair values for marketable equity securities, other than non-publicly traded marketable equity securities, based on prices obtained from independent pricing services or quoted market prices. Our investment portfolio included non-publicly traded marketable equity securities of $28.3 at December 31, 2005 and $30.9 at December 31, 2004.

CASH AND CASH EQUIVALENTS

For cash and cash equivalents, the value we report on our Consolidated Balance Sheets is a reasonable estimate of fair value.

DEBT

The fair values of our fixed-rated debt are estimated based on quotes from broker/dealers who market similar debt instruments.

DERIVATIVE FINANCIAL INSTRUMENTS

The fair values of the derivative financial instruments represent the estimated amounts we would expect to receive or pay upon termination of the contracts as of the reporting date and are based on quoted market prices. See Note 3 for further discussion.

The following table summarizes the carrying or reported values and corresponding fair values of financial instruments:

	2005		2004
DECEMBER 31	Carrying Amount	Fair Value	Carrying Amount	Fair Value
FINANCIAL ASSETS
Fixed Maturities	$9,361.9	$9,361.9	$9,294.3	$9,294.3
Marketable Equity Securities	1,123.5	1,123.5	1,101.4	1,101.4
Cash and Cash Equivalents	556.3	556.3	251.9	251.9
FINANCIAL LIABILITIES
6.875% Notes Due 2007	200.0	204.7	200.0	214.2
4.200% Notes Due 2008	200.0	196.7	200.0	202.1
4.875% Notes Due 2010	300.0	297.8	300.0	307.2
7.250% Notes Due 2012	204.1	227.5	230.0	262.5
8.072% Debentures Due 2037	$402.9	$430.4	$402.9	$462.4

Note 5: Loss and LAE Reserves

The following table analyzes the changes in our loss and LAE reserves for 2005, 2004 and 2003. We report changes in estimated reserves in the Consolidated Statements of Income in the year we make the change:

YEAR ENDED DECEMBER 31	2005	2004	2003
Loss and LAE Reserves at Beginning of Year	$5,209.3	$5,044.6	$4,998.5
Less Reinsurance Recoverables on Unpaid Losses	339.1	344.4	411.6

Net Balance at Beginning of Year	4,870.2	4,700.2	4,586.9

Incurred Loss and LAE for Claims Occurring During:
Current Year	3,680.9	3,534.2	3,202.3
Prior Years	(45.9)	(39.0)	249.9

Total Incurred Loss and LAE	3,635.0	3,495.2	3,452.2

Loss and LAE Payments for Claims Occurring During:
Current Year	1,912.1	1,884.5	1,757.5
Prior Years	1,616.5	1,440.7	1,581.4

Total Loss and LAE Payments	3,528.6	3,325.2	3,338.9
Sale of London Operations	(51.0)	—	—

Net Balance at End of Year	4,925.6	4,870.2	4,700.2
Plus Reinsurance Recoverables on Unpaid Losses	432.6	339.1	344.4

Loss and LAE Reserves at End of Year	$5,358.2	$5,209.3	$5,044.6

2005

In 2005, we reduced our estimates for prior years’ loss and LAE reserves by $45.9. This total decrease included:

•	$77.3 reduction in commercial multi-peril reserves and general liability reserves other than asbestos, environmental and construction defects due to lower-than-expected number of claims

•	$36.7 reduction in personal auto reserves, reflecting decreases in severity for prior accident years in our liability lines

•	$26.3 reduction in construction defects reserves, reflecting claims frequency improvement in our runoff lines

•	$11.0 reduction in personal property reserves, reflecting improvement in severity relative to our original estimates

•	$30.5 increase in our Surety reserves related to large loss activity in our contract lines

•	$47.0 increase in workers compensation reserves to reflect increased provisions for long-term medical claim inflation and associated claims adjustment expenses

•	$35.8 increase in our asbestos and environmental reserves to reflect increases in defense and containment costs

•	$7.9 reduction in a number of lines due to emerging claim trends and related loss data, including unallocated LAE

2004

In 2004, we reduced our estimates for prior years’ loss and LAE reserves by $39.0. This total decrease included:

•	$42.9 reduction in personal property reserves, reflecting lower claims frequency than our original estimates

•	$32.6 reduction in commercial auto reserves, primarily due to a favorable ruling related to Ohio uninsured motorists coverage

•	$14.8 reduction in personal auto reserves, reflecting improved claims frequency in both our preferred and non-standard books of business

•	$20.7 increase in commercial multi-peril and other general liability reserves. This included an $8.6 reduction in World Trade Center loss estimates, a $29.6 increase in asbestos reserves and a $14.3 increase in environmental reserves

•	$30.6 increase in a number of lines due to emerging claim trends and related loss data, including unallocated LAE

2003

In 2003, we increased our estimates for prior years’ loss and LAE reserves by $249.9. The total increase included:

•	$205.0 increase as a result of higher medical cost trends for workers compensation than previously expected

•	$44.9 increase in a number of lines due to emerging claim trends and related loss data

Of the $205.0 increase, $180.0 was related to loss and ALAE reserves. This increase included $130.0 in P&C Other, $48.0 in SBI Regular and $2.0 in SBI Special Accounts Facility. The largest amount of reserve development related to California, particularly in the large-commercial business we began exiting in 2001. We also increased unallocated LAE reserves by $25.0. This increase included $14.9 in P&C Other, $9.6 in SBI Regular and $0.5 in SBI Special Accounts Facility. This increase reflected our estimate of the ongoing expense of servicing workers compensation claims. As claims remain open for longer periods, our costs to handle those claims rise.

Note 6: Reinsurance

Our reinsurance recoverables are composed of the following amounts:

DECEMBER 31	2005	2004
Reinsurance Recoverables on:
Unpaid Loss and LAE Reserves	$432.6	$339.1
Paid Losses and LAE	26.9	31.7
Allowance for Uncollectible Reinsurance	(12.5)	(15.4)

Total	$447.0	$355.4

The increase in our reinsurance recoverable is a result of estimated recoverables primarily related to workers compensation and Hurricane Katrina losses.

Of our total reinsurance recoverables balance at December 31, 2005, 23.5% was with mandatory reinsurance pools. Of the remaining amounts, 81.9% were due from reinsurers rated A– or higher by A.M. Best, including 59.8% with the following four reinsurers: Employers Reinsurance Corporation, American Reinsurance Corporation, General Reinsurance Corporation, and Swiss Reinsurance America Corporation.

We evaluate the financial condition of our reinsurers to minimize our exposure to losses from reinsurer insolvencies. To our knowledge, none of our major reinsurers is currently experiencing material financial difficulties. Our business is not substantially dependent upon any single reinsurer.

The effects of reinsurance on our earned premiums were as follows:

YEAR ENDED DECEMBER 31	2005	2004	2003
Direct	$5,771.5	$5,497.4	$4,953.1
Ceded	(131.3)	(134.6)	(144.1)
Assumed	165.2	166.3	92.8

Net Earned Premiums	$5,805.4	$5,529.1	$4,901.8

Assumed to Net	2.8%	3.0%	1.9%

Reinsurance premiums ceded on a written basis are approximately equal to the ceded earned premiums disclosed above. The greater amount of assumed reinsurance in 2004 and 2005 was due to the growth in business in the state of Texas, which is written through another company and then assumed by us.

We show unearned premiums before the effects of reinsurance. We include the reinsurance amounts related to the unearned premium liability with Other Assets on our Consolidated Balance Sheets. These amounts totaled $34.1 at December 31, 2005 and $36.8 at December 31, 2004.

The effects of reinsurance on our incurred losses and loss adjustment expenses were as follows:

YEAR ENDED DECEMBER 31	2005	2004	2003
Direct	$3,576.4	$3,392.7	$3,399.0
Ceded	(134.7)	(41.1)	(13.9)
Assumed	193.3	143.6	67.1

Net Loss and LAE Incurred	$3,635.0	$3,495.2	$3,452.2

Note 7: Income Taxes

Our provision for income taxes differs from the expected amount computed by applying the U.S. federal income tax rate of 35% to Income from Continuing Operations before Income Taxes, as follows:

	2005		2004		2003
YEAR ENDED DECEMBER 31	Amount	% of Pretax Income	Amount	% of Pretax Income	Amount	% of Pretax Income
Income from Continuing Operations before Income Taxes	$985.7	100.0%	$892.9	100.0%	$380.1	100.0%

Computed “Expected” Tax Expense	$345.0	35.0%	$312.5	35.0%	$133.0	35.0%
Tax-Exempt Municipal Bond Income	(39.4)	(4.0)	(36.0)	(4.0)	(37.1)	(9.8)
Dividends Received Deduction	(8.5)	(0.9)	(8.0)	(0.9)	(9.2)	(2.4)
Other	(2.5)	(0.2)	4.2	0.4	7.9	2.1

Provision for Income Taxes	$294.6	29.9%	$272.7	30.5%	$94.6	24.9%

Current Provision for Income Taxes	$204.2		$228.5		$16.3
Deferred Provision for Income Taxes	90.4		44.2		78.3

Provision for Income Taxes	$294.6		$272.7		$94.6

The major components of our Net Deferred Income Tax Assets at December 31, 2005 and 2004 were as follows:

DECEMBER 31	2005	2004
Deferred Tax Assets
Discounting of Loss and LAE Reserves for Tax Purposes	$205.8	$211.3
Unearned Premium Liability	173.9	168.6
Goodwill	139.9	165.4
Postretirement Benefits	36.3	40.1
Investment Impairments	10.5	8.0
Alternative Minimum Tax Carryforwards	—	51.8
Other	79.6	101.1

Total Deferred Income Tax Assets	646.0	746.3

Deferred Tax Liabilities
Unrealized Gains on Investment Securities	191.8	272.4
Deferred Policy Acquisition Costs	131.7	133.8
Other	42.1	47.5

Total Deferred Income Tax Liabilities	365.6	453.7

Net Deferred Income Tax Assets	$280.4	$292.6

Note 8: Debt

The following table shows the total principal amount, interest rates and maturities of our debt. No debt was due within one year as of December 31, 2005 or 2004:

DECEMBER 31	2005	2004
6.875% Notes Due 2007	$200.0	$200.0
4.200% Notes Due 2008	200.0	200.0
4.875% Notes Due 2010	300.0	300.0
7.250% Notes Due 2012	204.1	230.0
8.072% Debentures Due 2037	402.9	402.9

Total Debt	$1,307.0	$1,332.9

At December 31, 2005, the aggregate annual principal amounts contractually payable under these obligations in each of the next five years and thereafter were as follows:

YEAR PAYABLE	AMOUNT DUE
2006	$—
2007	200.0
2008	200.0
2009	—
2010	300.0
2011 and Thereafter	607.0

Total Debt	$1,307.0

In 2005, we repurchased $25.9 in principal amount of 7.25% senior notes for $29.8. Including transaction costs, we reported a loss on debt repurchase of $4.0 pretax ($2.6 after tax) in the Consolidated Statements of Income.

Following the sale of L&I in the third quarter of 2004, we used $562.7 of the proceeds to repurchase $473.4 in principal amount of our 8.072% debentures and $170.9 to repurchase $145.0 in principal amount of our 7.25% senior notes, and at the same time to terminate $145.0 notional amount of our corresponding interest rate swap. Including transaction costs, we reported a loss on debt repurchases of $121.0 pretax ($78.7 after tax) in our Consolidated Statements of Income in 2004.

In January 2003, we issued $200.0 of senior notes with a coupon of 4.200% that mature in 2008 and $300.0 of senior notes with a coupon of 4.875% that mature in 2010. The notes are unsecured and rank equally with all other unsecured senior indebtedness of Safeco Corporation. The proceeds from the notes were used to repay $300.0 principal amount of 7.875% medium-term notes due in March 2003 and $200.0 principal amount of 7.875% notes that were due in 2005 but had a call date of April 1, 2003.

In August 2002, we issued $375.0 of senior notes at an interest rate of 7.25%. The notes mature in 2012. At the same time, we entered into a $375.0 notional interest rate swap. This converted our 7.25% fixed rate debt into a LIBOR-based floating rate obligation. We mark-to-market the fair value of the interest rate swap and we include the fair value of the interest rate swap as an offset to Debt on our Consolidated Balance Sheets. As discussed above, in September 2004, we repurchased $145.0 in principal amount of these notes and terminated $145.0 notional amount of the related interest rate swap, and in August 2005, we repurchased $25.9 in principal amount of those notes and terminated $25.9 notional amount of the related interest rate swap.

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

We maintain a bank credit facility with $300.0 available, which expires March 2010. The terms of the bank credit facility require us to pay a fee to have these funds available, maintain a specified minimum level of shareholders’ equity and keep our debt-to-capitalization ratio below a specified maximum. This facility does not require us to maintain any deposits as compensating balances. At the end of 2005 and throughout 2005, we had no borrowings under the bank credit facility, and we were in compliance with all its covenants.

In connection with the issuance of capital securities in 1997, Safeco issued the principal amount of $876.3 of debentures to Safeco Capital Trust. The Capital Securities are mandatorily redeemable on July 15, 2037, the same date the debentures are due. The Capital Securities may be redeemed, contemporaneously with the debentures, beginning in 2007, at a price of 104% of principal, with the call premium graded down to zero in 2017. Our obligations under the debentures and related agreements, taken together, constitute a full and unconditional guarantee of payments due on the Capital Securities.

We have the right, at any time, to defer payments of interest on the debentures for up to five years. Consequently, the distributions on the Capital Securities and the common securities would be deferred though such distributions would continue to accrue with interest. In no case may we extend the deferral of payments and distributions beyond the stated maturity dates of the securities. We cannot pay dividends on our common stock during such deferments. As discussed above, we repurchased $473.4 principal amount of debentures in August 2004.

Note 9: Comprehensive Income

Comprehensive income is defined as all changes in Shareholders’ Equity except those arising from transactions with shareholders. Comprehensive income includes net income and other comprehensive income, which for us consists of changes in unrealized gains or losses on investment securities, foreign currency translation and minimum pension liability. In 2003 and 2004, comprehensive income included similar items for Discontinued Operations prior to the sale of L&I along with deferred policy acquisition costs valuation allowance and changes in the fair value of derivative financial instruments and hedging activities.

Our components of other comprehensive income or loss were:

	Net Unrealized Gains (Losses) on Available- for-Sale Securities	Net Unrealized Gains on Derivative Instruments	Foreign Currency Translation Adjustment	Deferred Policy Acquisition Costs Valuation Allowance	Minimum Pension Liability	Deferred Income Taxes	Accumulated Other Comprehensive Income (Loss)
Balances at January 1, 2003	$1,882.2	$20.9	$(24.1)	$(54.4)	$(13.5)	$(629.8)	$1,181.3
Gross Unrealized Gains (Losses) on Investment Securities	231.8	—	—	—	—	(81.2)	150.6
Reclassification Adjustment for Net Realized Investment Gains Included in Income from Continuing Operations	(70.1)	—	—	—	—	24.2	(45.9)
Foreign Currency Translation	—	—	10.5	—	—	(3.6)	6.9
Minimum Pension Liability	—	—	—	—	4.7	(1.6)	3.1
Discontinued Operations	376.5	(2.2)	—	(33.6)	—	(119.4)	221.3

Balances at December 31, 2003	2,420.4	18.7	(13.6)	(88.0)	(8.8)	(811.4)	1,517.3
Gross Unrealized Gains (Losses) on Investment Securities	68.2	—	—	—	—	(28.4)	39.8
Reclassification Adjustment for Net Realized Investment Gains Included in Income from Continuing Operations	(200.8)	—	—	—	—	74.4	(126.4)
Foreign Currency Translation	—	—	3.9	—	—	(1.4)	2.5
Minimum Pension Liability	—	—	—	—	8.8	(3.1)	5.7
Discontinued Operations	(1,490.4)	(18.7)	—	88.0	—	497.5	(923.6)

Balances at December 31, 2004	797.4	—	(9.7)	—	—	(272.4)	515.3
Gross Unrealized Gains (Losses) on Investment Securities	(188.4)	—	—	—	—	67.1	(121.3)
Reclassification Adjustment for Net Realized Investment Gains Included in Income from Continuing Operations	(60.4)	—	—	—	—	16.9	(43.5)
Foreign Currency Translation	—	—	9.7	—	—	(3.4)	6.3

Balances at December 31, 2005	$548.6	$—	$—	$—	$—	$(191.8)	$356.8

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

401(k) PROFIT SHARING RETIREMENT PLAN

The Safeco 401(k)/Profit Sharing Retirement Plan is a defined contribution plan. In a defined contribution plan, the benefits a participant will receive from the plan results from regular contributions made by the participant or the company. Our plan includes a minimum company contribution of 3% of each eligible participant’s compensation and a matching contribution of 66.6% of a participant’s contributions up to 6% of eligible compensation. An additional profit-sharing amount may also be contributed when we meet certain criteria defined in the plan. In 2004 and 2005, we made additional profit-sharing contributions based on our earnings in those years.

The following table summarizes the costs we charged to Income from Continuing Operations:

YEAR ENDED DECEMBER 31	2005	2004	2003
Minimum Contributions	$14.7	$13.4	$12.5
401(k) Matching Contributions	11.7	11.0	10.7
Profit Sharing Contributions	19.3	15.8	—

Total	$45.7	$40.2	$23.2

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

OBLIGATIONS AND FUNDED STATUS OF CBP

We use December 31 as the measurement date for calculating the obligations related to the CBP program. The following table summarizes our obligations and assets related to the CBP:

DECEMBER 31	2005	2004
CHANGE IN BENEFIT OBLIGATION
Benefit Obligation at Beginning of Year	$146.3	$137.9
Service Cost	12.0	11.4
Interest Cost	7.8	8.6
Actuarial Loss	2.9	10.7
Benefits Paid	(12.6)	(22.3)

Benefit Obligation at End of Year	156.4	146.3

CHANGE IN PLAN ASSETS
Fair Value of Plan Assets at Beginning of Year	150.3	112.0
Actual Return on Plan Assets	8.0	7.8
Employer Contributions	21.2	52.8
Benefits Paid	(12.6)	(22.3)

Fair Value of Plan Assets at End of Year	166.9	150.3

Funded Status of Plan	10.5	4.0
Unrecognized Net Actuarial Loss	23.2	17.7
Unrecognized Prior Service Cost	0.5	0.7

Net Asset Recognized	$34.2	$22.4

We made the following assumptions to calculate our December 31 obligation for the CBP:

DECEMBER 31	2005	2004
Discount Rate	5.50%	5.50%
Rate of Compensation Increases	5.00%	5.00%

We determined the discount rate assumption by considering the general interest rate environment, calculation of an equivalent discount rate on a hypothetical portfolio of high-quality fixed maturities with future cash flows that are similar to the timing and amount of our estimated future benefit payments from CBP and other relevant factors.

We invest our CBP assets in fixed maturities and marketable equity securities. Our investment strategy is intended to manage investment risk through diversification among asset classes, investment styles, industry weightings and issuer weightings.

The following table displays our target allocations for 2006, as well as the distribution of our CBP assets at year-end:

	Target Allocation	Percentage of Plan Assets At December 31
ASSET ALLOCATION	2006	2005	2004
Marketable Equity Securities	60.0%	59.2%	60.2%
Fixed Maturities	40.0%	38.9%	37.8%
Cash and Cash Equivalents	Up to 5.0%	1.9%	2.0%

The following table summarizes net periodic pension costs charged to Income from Continuing Operations for the CBP:

YEAR ENDED DECEMBER 31	2005	2004	2003
Service Cost	$12.0	$10.8	$8.5
Interest Cost	7.9	8.2	7.4
Expected Return on Plan Assets	(11.5)	(8.6)	(6.7)
Settlement Loss	—	2.6	—
Amortization of Prior Service Cost and Unrecognized Net Actuarial Loss	1.0	0.3	1.3

Total Net Periodic Pension Costs	$9.4	$13.3	$10.5

We calculated net periodic pension costs for the CBP using the following assumptions:

DECEMBER 31	2005	2004	2003
Pension Benefits
Discount Rate	5.50%	6.25%	6.75%
Expected Long-Term Rate of Return on Plan Assets	8.00%	8.00%	8.00%
Rate of Compensation Increases	5.00%	5.00%	5.00%

We determined the expected long-term rate of return on plan assets assumption based on an evaluation of the expected allocation of plan assets, the historical and anticipated long-term future performance of various asset sectors and other relevant factors.

We estimate that benefit payments from the CBP over the next 10 years will be as follows:

Year of Payment	Estimated Benefit Payment
2006	$16.0
2007	16.4
2008	16.9
2009	17.2
2010	18.3
2011-2015	$85.3

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

We use December 31 as the measurement date for calculating the obligations related to the OPRB program. The following table summarizes our obligations and assets related to the OPRB:

DECEMBER 31	2005	2004
CHANGE IN BENEFIT OBLIGATION
Benefit Obligation at Beginning of Year	$70.7	$75.1
Service Cost	0.2	0.6
Interest Cost	3.7	4.5
Actuarial Gain	(3.6)	(3.8)
Amendments	(6.5)	—
Participant Contributions	5.4	4.5
Benefits Paid	(11.3)	(10.2)

Benefit Obligation at End of Year	58.6	70.7

CHANGE IN PLAN ASSETS
Fair Value of Plan Assets at Beginning of Year	0.7	1.2
Employer Contributions	5.2	5.2
Participant Contributions	5.4	4.5
Benefits Paid	(11.3)	(10.2)

Fair Value of Plan Assets at End of Year	—	0.7

Underfunded Status of Plan	(58.6)	(70.0)
Unrecognized Net Actuarial Gain	(5.1)	(1.5)
Unrecognized Prior Service Cost	(39.9)	(42.7)

Net Liability Recognized	$(103.6)	$(114.2)

We amended the retiree healthcare plan in 2005 to coordinate prescription drug coverage with Medicare Part D. This amendment decreased our OPRB obligation by $6.5 at December 31, 2005.

We calculated our obligation for the OPRB using a discount rate of 5.50% at December 31, 2005, and 5.50% at December 31, 2004. We determined the discount rate assumption by considering the general interest rate environment, calculation of an equivalent discount rate on a hypothetical portfolio of high-quality fixed maturities with future cash flows similar to the timing and amount of our estimated future OPRB payments and other relevant factors.

We calculated our OPRB obligation at December 31, 2005, using a healthcare cost trend rate of 12% for 2006 and assumed it gradually decreases to 5% in 2013 and remains at that level thereafter. A 1% increase or decrease in the assumed healthcare cost trend rate for each year would not have a material impact on our OPRB obligation or OPRB cost.

The following table summarizes costs charged (credited) to Income from Continuing Operations for this OPRB program:

YEAR ENDED DECEMBER 31	2005	2004	2003
Service Cost	$0.2	$0.6	$4.1
Interest Cost	3.7	4.0	7.5
Expected Return on Plan Assets	—	(0.1)	(0.1)
Curtailment Gain	—	—	(12.8)
Amortization of Prior Service Cost and Unrecognized Net Actuarial Gain	(9.3)	(8.9)	(0.9)

Total Net Periodic Postretirement Benefit Credits	$(5.4)	$(4.4)	$(2.2)

We calculated the charges (credits) to Income from Continuing Operations for the OPRB program using a discount rate of 5.50% for 2005, 6.25% for 2004 and 6.75% for 2003.

During 2003, we curtailed and amended our OPRB program. As a result of these changes, retirees and employees who met certain age and service requirements at December 31, 2003 will continue to receive life insurance benefits and may receive subsidized healthcare benefits at retirement. Employees who did not meet the age and service criteria referenced above life and anyone hired after December 31, 2003, will not be eligible for retiree life or healthcare benefits at retirement.

We estimate that benefit payments related to our OPRB program over the next ten years will be as follows:

Year of Payment	Estimated Benefit Payment
2006	$4.3
2007	4.4
2008	4.6
2009	4.7
2010	4.7
2011-2015	$17.3

DEFERRED COMPENSATION PLANS

We sponsor a voluntary deferred compensation plan for certain executives. Eligible plan participants may elect to defer payment of a portion of their compensation, as defined by the plan. For participants who exceed IRS compensation limits, we make credits to their accounts based on the formula, used in the 401(k)/Profit Sharing Retirement Plan and the Cash Balance Plan.

Plan participants may select from a variety of investment choices for purposes of calculating the investment return attributable to their deferral. Under the terms of this plan, we credit accounts with gains (losses) based upon the investment choices selected by the participant. Payments are generally made upon or after termination of employment.

We also sponsor a voluntary deferred compensation plan for directors. The crediting methodology and investment choices available to plan participants are similar to those offered under the executive deferred compensation plan.

Expense for the deferred compensation plans amounted to $2.6 in 2005, $3.1 in 2004 and $0.5 in 2003. These expenses reflect Safeco’s credits to participants’ accounts and investment gains (losses) based on the investment choices selected by each participant.

Note 11: Stock Incentive Plans

The Safeco Long-Term Incentive Plan of 1997 (the Plan), as amended, provides for the issuance of up to 12,000,000 shares of our common stock. Incentive stock options, non-qualified stock options, restricted stock rights (RSRs), performance stock rights (PSRs), and stock appreciation rights are authorized under the Plan. The terms and conditions upon which options become exercisable vary among grants, however, option rights expire no later than 10 years from the date of grant and we make grants to key employees and non-employee directors. Options generally vest on a straight-line basis over four years.

At December 31, 2005, we had 3,227,742 stock options outstanding (vested and unvested), 784,994 RSRs and PSRs awarded but not yet vested, and 3,486,731 shares of common stock reserved for future awards. As of December 31, 2005, the total pretax compensation cost related to non-vested awards not yet recognized in our Consolidated Financial Statements was $16.5, which is expected to be expensed over the remaining vesting period.

Changes in stock options for the three years ended December 31, 2005, were as follows:

	Options Outstanding
	Shares	Weighted- Average Price Per Share
Balance January 1, 2003	5,631,307	$32.20
Granted	2,422,470	38.11
Exercised	(353,143)	27.16
Canceled	(349,225)	39.17

Balance December 31, 2003	7,351,409	34.24
Exercised	(2,426,623)	33.58
Canceled	(385,299)	40.78

Balance December 31, 2004	4,539,487	34.04
Exercised	(1,246,362)	34.13
Canceled	(65,383)	35.27

Balance December 31, 2005	3,227,742	$33.97

Information about stock options outstanding and exercisable at December 31, 2005, was as follows:

Range of Exercise Prices	Options Outstanding			Options Exercisable
	Shares	Weighted - Average Price Per Share	Remaining Contractual Life (Years)	Shares	Weighted- Average Price Per Share
$20.00 – $26.00	367,800	$23.48	4.94	67,800	$20.10
$26.01 – $31.75	253,797	28.02	5.51	249,797	28.03
$31.76 – $36.00	1,236,795	33.30	6.34	956,589	33.30
$36.01 – $51.38	1,369,350	38.50	6.96	705,478	38.82

Total	3,227,742	$33.97	6.38	1,979,664	$34.15

RSRs provide for the holder to receive a stated number of shares if the holder remains employed for a stated number of years. PSRs provide for the holder to receive a stated number of shares if the company attains certain specified performance goals within a stated performance cycle.

Vested RSRs and earned PSRs are issued in stock or, in some instances, paid in cash based on the fair market value of our stock on the issue/payment date. We charge RSRs compensation expense to operations over the vesting period and PSRs compensation expense when it is probable the performance goals will be achieved.

Changes in RSRs and PSRs for the three years ended December 31, 2005, were as follows:

Share Rights	RSRs	PSRs
Balance January 1, 2003	164,634	133,803
Awarded	96,344	51,395
Vested	(56,068)	(26,062)
Canceled	(9,097)	(21,849)

Balance December 31, 2003	195,813	137,287
Awarded	488,078	—
Vested	(65,423)	(25,060)
Canceled	(22,595)	(20,463)

Balance December 31, 2004	595,873	91,764
Awarded	467,454	12,812
Vested	(282,004)	(60,824)
Canceled	(32,931)	(7,150)

Balance December 31, 2005	748,392	36,602

SAFECO AGENCY STOCK PURCHASE PLAN

The Safeco Agency Stock Purchase Plan of 2000 (Agency Plan) provides for the issuance of up to 1,000,000 shares of our common stock to agents who meet certain eligibility requirements. Distributors meeting the eligibility requirements can purchase our common stock at a discount from the closing market price on the purchase day.

Common stock issued under the Agency Plan is held in a custodial account and restricted from sale, transfer or assignment during the two-year restriction period. As of December 31, 2005, a total of 97,769 cumulative shares had been purchased, all of which were held in the custodial account.

Note 12: Commitments and Contingencies

LEASES

We lease office space, commercial real estate and certain equipment under leases that expire at various dates through 2018. We account for these leases as operating leases. We do not have capitalized leases.

Our minimum rental commitments for the next five years and thereafter, including cost escalation clauses, for leases in effect at December 31, 2005, are as follows:

Year Payable	Minimum Rentals
2006	$45.6
2007	43.6
2008	40.2
2009	33.8
2010	19.4
2011 and Thereafter	61.8

Total	$244.4

The amount of rent expense, net of sublease rental income, we charged to Income from Continuing Operations was $57.2 for 2005, $56.7 for 2004 and $54.6 for 2003.

INSURANCE ASSESSMENTS

Under state insolvency and guaranty laws, insurers licensed to do business in the state can be assessed or required to contribute to state guaranty funds to cover policyholder losses resulting from insurer insolvencies. We are also required to participate in assigned risk plans, reinsurance facilities and joint underwriting associations that provide insurance to individuals or entities who otherwise would be unable to purchase such coverage. We do not discount or report liabilities for guaranty funds net of premium taxes. We had liabilities of $14.7 at December 31, 2005 and $12.9 at December 31, 2004, for estimated guaranty fund assessments.

LITIGATION

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

Note 13: Restructuring Charges

2004 RESTRUCTURING

Following the sale of L&I, we identified expense reductions enabling us to operate more efficiently.

Charges have been recognized and accrued as a restructuring charge and allocated to our reportable segments. Other costs that do not meet the criteria for accrual are being expensed as restructuring charges when we incur them.

Costs accrued in 2004 and 2005 and total estimated costs we expect to incur associated with the restructuring were as follows:

		Costs Incurred To Date
	Total Expected Costs	2005	2004
Employee Termination Costs	$0.8	$0.4	$0.4
Lease Termination and Other Costs	9.7	2.3	3.6

Total	$10.5	$2.7	$4.0

These costs were allocated to reportable segments as follows:

		Costs Incurred To Date
	Total Expected Costs	2005	2004
Safeco Personal Insurance (SPI)
Auto	$5.1	$1.3	$1.9
Property	1.7	0.4	0.7
Specialty	0.2	0.1	0.1

Total SPI	7.0	1.8	2.7

Safeco Business Insurance (SBI)
SBI Regular	2.3	0.6	0.9
SBI Special Accounts Facility	0.8	0.2	0.3

Total SBI	3.1	0.8	1.2
Surety	0.4	0.1	0.1

Total	$10.5	$2.7	$4.0

Activity related to the accrued restructuring charges for 2005 was as follows:

	Balance at December 31, 2004	Costs Accrued	Amounts Paid	Balance at December 31, 2005
Employee Termination Costs	$0.1	$0.4	$0.5	$—
Lease Terminations and Other Costs	3.4	2.3	3.2	2.5

Total	$3.5	$2.7	$3.7	$2.5

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

Note 14: Dividend Restrictions and Statutory Financial Information

Our insurance subsidiaries are restricted by state regulations as to the aggregate amount of dividends they may pay in any consecutive 12-month period without regulatory approval. Generally, our insurance subsidiaries may pay dividends out of earned surplus without approval with 30 days prior written notice, within certain limits. The limits are generally based on the greater of 10% of the prior year’s statutory surplus or prior year’s statutory net gain from operations. Dividends in excess of the prescribed limits or the subsidiary’s earned surplus require formal state insurance commission approval. Based on statutory limits as of December 31, 2005, Safeco Corporation is able to receive up to $769.2 in dividends from our insurance subsidiaries in the aggregate in 2006 without obtaining prior regulatory approval.

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

Statutory net income and statutory capital and surplus were:

	2005	2004	2003
Statutory net income	$793.7	$768.8	$382.3
Statutory capital and surplus at December 31	$3,691.9	$3,430.9	$2,789.7

Note 15: Segment Information

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

The Auto segment provides coverage for our customers’ liability to others for both bodily injury and property damage, for injuries sustained by our customers and for physical damage to our customers’ vehicles from collision and other hazards.

The Property segment provides homeowners, dwelling fire, earthquake and inland marine coverages for individuals. Our Property coverages protect homes, condominiums and rental property contents against losses from a wide variety of hazards.

Our Specialty operations provide individuals with umbrella, recreational vehicle, motorcycle and boat owners insurance.

SBI

SBI offers business owner policies, commercial auto, commercial multi-peril, workers compensation, commercial property and general liability policies. SBI’s operations are organized around two segments: SBI Regular and SBI Special Accounts Facility.

SBI Regular is our core commercial segment, writing a variety of commercial insurance products for small- to mid-sized businesses (customers who pay annual premiums of $200,000 or less). Our principal business insurance products include business owner policies, commercial auto, commercial multi-peril, workers compensation, commercial property and general liability insurance.

SBI Special Accounts Facility writes larger-commercial accounts (customers who pay annual premiums of more than $200,000) for our key agents and brokers who sell our core products. We also write four specialty commercial insurance programs, which provide lender-placed property insurance, agents’ errors and omissions insurance (predominantly for our agents), property and liability insurance for mini-storage and warehouse properties, and professional and general liability insurance for non-profit social services organizations.

SURETY

We offer surety bonds primarily for construction and commercial businesses.

P&C OTHER

P&C Other includes runoff of assumed reinsurance and large-commercial business accounts in runoff, as well as London operations that we sold in July 2005 and specialty programs that we have exited.

CORPORATE

In addition to these reportable segments, certain transactions such as interest expense we pay on our debt, debt repurchases, miscellaneous corporate investment income and intercompany eliminations are reported in the Corporate segment and not allocated to individual reportable segments.

DISCONTINUED OPERATIONS

The Discontinued Operations include results of our L&I businesses until the sale was completed in August 2004. See Note 16 for more information.

OUR RESULTS

Our management measures P&C segment profit or loss based on underwriting results and combined ratios. Underwriting profit or loss is our net earned premiums, less our losses from claims, loss adjustment expenses (LAE) and underwriting expenses, on a pretax basis. Combined ratio is our losses, LAE and underwriting expenses divided by our net earned premiums. Using ratios helps us see our operating trends without the effect of changes in net earned premiums. Management views underwriting results and combined ratios as critical measures to assess the effectiveness of our underwriting activities.

Underwriting results and combined ratios are not a substitute for net income determined in accordance with GAAP.

The following tables present selected financial information by segment and reconcile segment revenues, underwriting and operating results to amounts reported in our Consolidated Statements of Income:

REVENUES

YEAR ENDED DECEMBER 31	2005	2004	2003
Net Earned Premiums
Safeco Personal Insurance (SPI)
Auto	$2,820.4	$2,628.6	$2,241.5
Property	913.3	920.6	920.9
Specialty	98.1	90.2	83.0

Total SPI	3,831.8	3,639.4	3,245.4

Safeco Business Insurance (SBI)
SBI Regular	1,272.2	1,224.7	1,097.5
SBI Special Accounts Facility	431.9	443.3	383.8

Total SBI	1,704.1	1,668.0	1,481.3

Surety	260.9	203.0	153.6
P&C Other	8.6	18.7	21.5

Total Earned Premiums	5,805.4	5,529.1	4,901.8
P&C Net Investment Income	460.6	445.0	453.0

Total P&C Revenues	6,266.0	5,974.1	5,354.8
Corporate	24.7	20.5	25.2
Net Realized Investment Gains	60.4	200.8	70.1

Total Revenues	$6,351.1	$6,195.4	$5,450.1

PRETAX UNDERWRITING PROFIT (LOSS) AND NET INCOME

YEAR ENDED DECEMBER 31	2005	2004	2003
Underwriting Profit (Loss)
Safeco Personal Insurance (SPI)
Auto	$139.6	$176.2	$47.7
Property	198.2	209.2	108.9
Specialty	6.9	11.9	27.2

Total SPI	344.7	397.3	183.8

Safeco Business Insurance (SBI)
SBI Regular	117.9	47.2	(28.6)
SBI Special Accounts Facility	32.6	26.3	23.5

Total SBI	150.5	73.5	(5.1)

Surety	55.0	42.4	27.6
P&C Other	(31.0)	(40.9)	(212.2)

Total Underwriting Profit (Loss)	519.2	472.3	(5.9)
P&C Net Investment Income	460.6	445.0	453.0
Restructuring Charges	(2.7)	(5.4)	(8.3)

Total P&C	977.1	911.9	438.8
Corporate	(47.8)	(98.8)	(128.8)
Loss on Debt Repurchases	(4.0)	(121.0)	—
Net Realized Investment Gains	60.4	200.8	70.1

Income from Continuing Operations before Income Taxes	985.7	892.9	380.1
Provision for Income Taxes	294.6	272.7	94.6

Income from Continuing Operations	691.1	620.2	285.5
Results from Discontinued Operations, Net of Taxes	—	(57.8)	53.7

Net Income	$691.1	$562.4	$339.2

COMBINED RATIOS +

YEAR ENDED DECEMBER 31	2005	2004	2003
Safeco Personal Insurance (SPI)
Auto	95.1%	93.3%	97.9%
Property	78.3	77.3	88.2
Specialty	93.0	86.8	67.2

SPI Total	91.0	89.1	94.3

Safeco Business Insurance (SBI)
SBI Regular	90.7	96.2	102.6
SBI Special Accounts Facility	92.4	94.1	93.9

SBI Total	91.2	95.6	100.3

Surety	78.9	79.1	82.0
P&C Other	*	*	*

Total Combined Ratio	91.1%	91.5%	100.1%

+	Combined ratios are GAAP basis. Expressed as a percentage, they are equal to losses and expenses divided by net earned premiums.

*	Not meaningful because this is runoff business with minimal premium.

The following table presents total assets, reported on our Consolidated Balance Sheets, by segment:

ASSETS

DECEMBER 31	2005	2004
Safeco Personal Insurance (SPI)
Auto	$4,514.4	$4,225.1
Property	2,115.6	2,134.6
Specialty	234.0	210.9

Total SPI	6,864.0	6,570.6

Safeco Business Insurance (SBI)
SBI Regular	3,602.7	3,475.8
SBI Special Accounts Facility	906.7	853.8

Total SBI	4,509.4	4,329.6

Surety	644.0	531.2
P&C Other	1,737.3	2,043.9

Total	13,754.7	13,475.3
Corporate	1,132.3	1,111.9

Total Assets	$14,887.0	$14,587.2

Note 16: Discontinued Operations

In 2004, we sold our life insurance, group stop-loss medical insurance and asset management operations for $1,403.0 to an investor group led by White Mountains Insurance Group, Ltd. and Berkshire Hathaway, Inc. In a separate transaction, we sold Talbot Financial Corporation (Talbot), our insurance brokerage operation for $90.0 to an investor group led by senior management of Talbot, with financial support from Hub International Limited. On April 8, 2004, we entered into a definitive agreement to sell Safeco Trust Company for $6.0 to Mellon Trust of Washington, and on April 19, 2004, this transaction was completed. The proceeds from these sales totaled $1,499.0, including a $64.3 pre-closing dividend from our life insurance subsidiaries, and the after-tax loss on the sales was $131.0.

Results of Discontinued Operations for the period January 1 to August 2, 2004, and for the year ended December 31, 2003 were as follows:

	2004	2003
Total Revenues	$1,140.5	$1,908.0

Income from Discontinued Operations before Income Taxes	$92.2	$61.1
Provision for Income Taxes on Discontinued Operations	19.0	7.4

Income from Discontinued Operations, Net of Taxes	73.2	53.7
Loss on Disposition, Net of Taxes	(131.0)	—

Results from Discontinued Operations, Net of Taxes	$(57.8)	$53.7

Note 17: Subsequent Events

On February 6, 2006, we announced the execution of a Rule 10b5-1 trading plan to purchase up to $250.0 of our outstanding common stock. If the 10b5-1 program is fully executed, approximately 5 million shares will remain available for repurchase under board-approved repurchase programs.

On January 13, 2006, we entered into an agreement to sell our Redmond office campus, subject to contingencies. The sale does not include the 66,000 square-foot lot containing our data center. We expect the sale to close in the latter part of 2006 when all contingencies are resolved. Following the close of the sale, we expect to enter into a lease for 550,000 square feet of office space and 70,000 square feet of warehouse space for a period of up to three years. We expect to recognize a pretax gain of approximately $29.0 on the sale.

Note 18: Quarterly Results of Operations (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Revenues
2005	$1,580.5	$1,590.7	$1,585.6	$1,594.3	$6,351.1
2004	1,498.3	1,555.8	1,566.9	1,574.4	6,195.4

Net Income (Loss)
2005 (1)(2)	$212.0	$187.3	$101.1	$190.7	$691.1
2004 (1)(2)(3)	236.2	247.5	(101.1)	179.8	562.4

Net Income (Loss) Per Share – Per Diluted Share
2005 (1)(2)	$1.65	$1.46	$0.80	$1.53	$5.43
2004 (1)(2)(3)	1.69	1.77	(0.76)	1.41	4.16

Income from Continuing Operations, Net of Taxes
2005 (1)(2)	$212.0	$187.3	$101.1	$190.7	$691.1
2004 (1)(2)	185.6	248.9	5.9	179.8	620.2

Income from Continuing Operations, Net of Taxes – Per Diluted Share
2005 (1)(2)	$1.65	$1.46	$0.80	$1.53	$5.43
2004 (1)(2)	1.33	1.78	0.04	1.41	4.59

(1)	Includes after-tax loss on debt repurchases of $2.6 in the third quarter of 2005 and after-tax loss on debt repurchases of $78.7 in the third quarter of 2004.

(2)	Includes after-tax catastrophe losses of $115.8 in the third quarter of 2005 and $126.6 in the third quarter of 2004.

(3)	Includes after-tax loss on sale of our L&I operations of $131.0 in the third quarter of 2004.

FINANCIAL STATEMENT SCHEDULES
Summary of Investments – Other Than Investments in Related Parties	Schedule I

Type of Investments

(In Millions)

DECEMBER 31, 2005	Cost or Amortized Cost	Fair Value	Balance Sheet
Fixed Maturities
Bonds
U.S. Government and Agencies	$972.5	$998.9	$998.9
States and Political Subdivisions	3,228.0	3,365.1	3,365.1
Foreign Governments	66.4	73.8	73.8
Public Utilities	610.7	609.1	609.1
Mortgage-Backed Securities	1,248.6	1,238.8	1,238.8
All Other Corporate Bonds	3,009.3	3,012.2	3,012.2
Redeemable Preferred Stocks	63.6	64.0	64.0

Total Fixed Maturities	9,199.1	9,361.9	9,361.9
Marketable Equity Securities
Common Stocks
Public Utilities	8.0	11.2	11.2
Banks, Trust and Insurance Companies	234.3	350.6	350.6
Industrial, Miscellaneous and All Other (1)	466.5	732.7	759.0
Non-Redeemable Preferred Stocks	2.6	2.7	2.7

Total Marketable Equity Securities	711.4	1,097.2	1,123.5
Other Invested Assets (2)	10.7	10.7	10.7

Total Investments	$9,921.2	$10,469.8	$10,496.1

(1)	Our Consolidated Balance Sheet includes $26.3 investment in Safeco Capital Trust, a related party. See Note 1.

(2)	Other Invested Assets include limited partnerships.

Condensed Statements of Income	Schedule II

Condensed Financial Information of the Registrant (Parent Company)

(In Millions)

	YEAR ENDED DECEMBER 31	2005	2004	2003
	REVENUES
Dividends	- Non-affiliates	$0.6	$0.8	$1.2
Interest	- Affiliates	13.0	10.9	11.8
	- Non-affiliates	18.0	6.6	2.0
	Net Realized Investment Gains (Losses)	(1.2)	15.8	2.1

	Total Revenues	30.4	34.1	17.1

	EXPENSES
	Interest	88.6	108.9	129.4
	Other	(5.7)	18.1	14.7
	Loss on Debt Repurchases	4.0	121.0	—

	Total Expenses	86.9	248.0	144.1

	Loss from Continuing Operations before Income Taxes	(56.5)	(213.9)	(127.0)
	Benefit from Income Taxes	(57.3)	(81.7)	(44.6)

	Income (Loss) before Equity in Net Income of Subsidiaries	0.8	(132.2)	(82.4)
	Equity in Net Income of Subsidiaries	690.3	694.6	421.6

	Consolidated Net Income	$691.1	$562.4	$339.2

Condensed Balance Sheets	Schedule II

Condensed Financial Information of the Registrant (Parent Company)

(In Millions)

DECEMBER 31	2005	2004
ASSETS
Investments
Stock of Subsidiaries, at Cost Plus Equity in Undistributed Earnings	$4,490.0	$4,352.6
Fixed Maturities Available-for-Sale, at Fair Value (Amortized cost: $355.4; $401.1)	348.6	400.5
Marketable Equity Securities Available-for-Sale, at Fair Value (Cost: $48.6; $3.8)	59.0	13.7
Other Invested Assets	0.3	0.6

Total Investments	4,897.9	4,767.4
Cash and Cash Equivalents	199.4	56.4
Receivables from Affiliated Companies	284.6	312.1
Accrued Investment Income	10.6	18.8
Current Income Taxes Recoverable	88.0	145.1
Net Deferred Income Tax Assets	16.8	12.5
Other Assets	14.5	24.2
Securities Lending Collateral	159.8	264.3

Total Assets	$5,671.6	$5,600.8

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest Payable	$35.7	$36.3
Payables to Affiliated Companies	—	1.0
Dividends Payable to Shareholders	30.9	27.9
Debt	1,307.0	1,332.9
Other Liabilities	13.6	17.5
Securities Lending Payable	159.8	264.3

Total Liabilities	1,547.0	1,679.9

Preferred Stock, No Par Value
Shares Authorized: 10	—	—
Shares Issued and Outstanding: None
Common Stock, No Par Value
Shares Authorized: 300	—	—
Shares Reserved for Stock Awards: 7.5; 9.1
Shares Issued and Outstanding: 123.6; 127.0	434.8	641.8
Retained Earnings	3,333.0	2,763.8
Accumulated Other Comprehensive Income, Net of Taxes	356.8	515.3

Total Shareholders’ Equity	4,124.6	3,920.9

Total Liabilities and Shareholders’ Equity	$5,671.6	$5,600.8

Condensed Statements of Cash Flows	Schedule II

Condensed Financial Information of the Registrant (Parent Company)

(In Millions)

	YEAR ENDED DECEMBER 31	2005	2004	2003
	OPERATING ACTIVITIES
Dividends and Interest Received	- Affiliates	$507.1	$241.7	$314.3
	- Non-affiliates	15.8	8.5	5.1
	Interest Paid	(86.6)	(123.0)	(127.8)
	Income Taxes Received	113.2	117.5	63.3
	Other, Net	(27.8)	(0.7)	(72.3)

	Net Cash Provided by Operating Activities	521.7	244.0	182.6

	INVESTING ACTIVITIES
	Purchases of:
	Fixed Maturities Available-for-Sale	(216.4)	(335.6)	(106.8)
	Equity Securities Available-for-Sale	(44.8)	(38.0)	(1.0)
	Other Invested Assets	(0.1)	(1.6)	—
	Maturities and Calls of Fixed Maturities Available-for-Sale	55.8	0.6	—
	Sales of:
	Fixed Maturities Available-for-Sale	201.5	42.2	80.7
	Equity Securities Available-for-Sale	—	52.3	2.6
	Other Invested Assets	0.3	2.0	9.0
	Proceeds from Sale of Subsidiaries		1,499.0	—
	Net Capital Contributions to Subsidiaries	(3.2)	(40.1)	(13.5)

	Net Cash Provided by (Used in) Investing Activities	(6.9)	1,180.8	(29.0)

	FINANCING ACTIVITIES
	Repurchase of Notes	(29.8)	(735.2)	(507.2)
	Common Stock Reacquired	(255.9)	(663.0)	—
	Dividends Paid to Shareholders	(118.9)	(104.8)	(102.4)
	Stock Options Exercised	32.8	84.1	10.6
	Proceeds from Notes Issued	—	—	495.9

	Net Cash Used in Financing Activities	(371.8)	(1,418.9)	(103.1)

	Net Increase in Cash and Cash Equivalents	143.0	5.9	50.5
	Cash and Cash Equivalents at Beginning of Year	56.4	50.5	—

	Cash and Cash Equivalents at End of Year	$199.4	$56.4	$50.5

Condensed Statements of Cash Flows	Schedule II

Reconciliation of Net Income to Net Cash Provided by Operating Activities

Condensed Financial Information of the Registrant (Parent Company)

(In Millions)

YEAR ENDED DECEMBER 31	2005	2004	2003
Net Income	$691.1	$562.4	$339.2
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Equity in Net Income of Consolidated Subsidiaries	(690.3)	(694.6)	(421.6)
Dividends and Interest Received from Consolidated Subsidiaries	507.1	241.7	314.3
Net Realized Investment (Gains) Losses	1.2	(15.8)	(2.1)
Deferred Income Tax (Benefit) Provision	(4.3)	5.6	30.1
Other, Net	19.9	144.4	8.6
Changes in:
Accrued Investment Income	8.2	(6.0)	2.9
Interest Payable	(0.6)	(21.2)	0.7
Current Income Taxes Recoverable	52.0	(130.5)	(9.3)
Other Assets and Liabilities	(62.6)	158.0	(80.2)

Total Adjustments	(169.4)	(318.4)	(156.6)

Net Cash Provided by Operating Activities	$521.7	$244.0	$182.6

There were no significant non-cash financing or investing activities for the years ended December 31, 2005, 2004 or 2003.

Supplemental Insurance Information	Schedule III

DECEMBER 31, 2005

(In Millions)

Segment	Deferred Policy Acquisition Costs	Loss & Loss Adjustment Expense Reserves	Unearned Premiums	Earned Premiums	Net Investment Income	Losses and Loss Adjustment Expenses	Amortization of Deferred Policy Acquisition Costs	Other Operating Costs	Net Written Premiums
Property & Casualty
SPI
Auto	$99.2	$1,694.3	$692.6	$2,820.4	$149.7	$2,032.6	$377.2	$271.0	$2,820.0
Property	90.8	305.5	488.8	913.3	71.0	457.8	167.5	89.8	908.2
Specialty	8.0	80.5	41.4	98.1	7.4	63.4	17.0	10.8	101.3
SBI
SBI Regular	97.7	1,742.9	610.7	1,272.2	117.6	725.1	213.3	215.9	1,263.0
SBI Special Accounts Facility	22.0	385.3	124.9	431.9	27.7	241.5	105.5	52.3	423.7
Surety	58.7	17.1	170.5	260.9	17.1	84.8	92.6	28.5	278.4
P&C Other	—	1,132.6	10.9	8.6	70.1	29.8	—	9.8	7.5
Restructuring Charges	—	—	—	—	—	—	—	2.7	—

Total	376.4	5,358.2	2,139.8	5,805.4	460.6	3,635.0	973.1	680.8	5,802.1
Corporate	—	—	—	—	24.5	—	—	76.5	—

Consolidated Totals	$376.4	$5,358.2	$2,139.8	$5,805.4	$485.1	$3,635.0	$973.1	$757.3	$5,802.1

Supplemental Insurance Information	Schedule III

DECEMBER 31, 2004

(In Millions)

Segment	Deferred Policy Acquisition Costs	Loss & Loss Adjustment Expense Reserves	Unearned Premiums	Earned Premiums	Net Investment Income	Losses and Loss Adjustment Expenses	Amortization of Deferred Policy Acquisition Costs	Other Operating Costs	Net Written Premiums
Property & Casualty
SPI
Auto	$100.4	$1,545.1	$693.7	$2,628.6	$133.8	$1,865.7	$346.2	$240.5	$2,705.6
Property	91.8	307.4	493.2	920.6	72.5	453.4	169.0	89.0	918.3
Specialty	7.0	67.6	40.1	90.2	6.7	55.6	15.3	7.4	93.4
SBI
SBI Regular	105.1	1,650.1	619.6	1,224.7	111.7	766.0	207.5	204.0	1,258.5
SBI Special Accounts Facility	23.3	314.4	132.8	443.3	24.2	246.8	109.6	60.6	447.4
Surety	54.6	21.3	154.4	203.0	13.0	57.5	77.0	26.1	231.4
P&C Other	—	1,303.4	17.2	18.7	83.1	50.2	—	9.4	17.7
Restructuring Charges	—	—	—	—	—	—	—	5.4	—

Total	382.2	5,209.3	2,151.0	5,529.1	445.0	3,495.2	924.6	642.4	5,672.3
Corporate	—	—	—	—	19.6	—	—	240.3	—

Consolidated Totals	$382.2	$5,209.3	$2,151.0	$5,529.1	$464.6	$3,495.2	$924.6	$882.7	$5,672.3

Supplemental Insurance Information	Schedule III

DECEMBER 31, 2003

(In Millions)

Segment	Deferred Policy Acquisition Costs	Loss & Loss Adjustment Expense Reserves	Unearned Premiums	Earned Premiums	Net Investment Income	Losses and Loss Adjustment Expenses	Amortization of Deferred Policy Acquisition Costs	Other Operating Costs	Net Written Premiums
Property & Casualty
SPI
Auto	$86.2	$1,352.3	$606.4	$2,241.5	$126.4	$1,671.6	$304.2	$218.0	$2,335.5
Property	94.0	351.6	492.5	920.9	80.3	547.9	172.9	91.2	923.8
Specialty	6.5	55.6	36.8	83.0	6.6	34.5	14.2	7.1	85.7
SBI
SBI Regular	102.0	1,549.0	590.0	1,097.5	111.8	720.9	192.7	212.5	1,156.9
SBI Special Accounts Facility	22.8	233.9	131.0	383.8	19.8	214.9	96.6	48.8	405.8
Surety	45.3	(12.2)	124.9	153.6	10.4	40.3	65.0	20.7	178.8
P&C Other	—	1,514.4	19.5	21.5	97.7	222.1	0.6	11.0	22.3
Restructuring Charges	—	—	—	—	—	—	—	8.3	—

Total	356.8	5,044.6	2,001.1	4,901.8	453.0	3,452.2	846.2	617.6	5,108.8
Corporate	—	—	—	—	15.4	—	—	154.0	—

Consolidated Totals	$356.8	$5,044.6	$2,001.1	$4,901.8	$468.4	$3,452.2	$846.2	$771.6	$5,108.8

Reinsurance	Schedule IV

See Note 6 to our Consolidated Financial Statements.

Valuation and Qualifying Accounts	Schedule V

Not applicable.

Supplemental Information Concerning	Schedule VI

Consolidated Property & Casualty Insurance Operations

Affiliation with Registrant: Property & Casualty Subsidiaries

(In Millions)

DECEMBER 31	2005	2004	2003
Deferred Policy Acquisition Costs	$376.4	$382.2	$356.8
Loss and Loss Adjustment Expense Reserves	5,358.2	5,209.3	5,044.6
Unearned Premiums	$2,139.8	$2,151.0	$2,001.1

YEAR ENDED DECEMBER 31	2005	2004	2003
Earned Premiums	$5,805.4	$5,529.1	$4,901.8
Net Investment Income	460.6	445.0	453.0
Losses and Loss Adjustment Expenses Incurred Related to:
Current Year	3,680.9	3,534.2	3,202.3
Prior Years	(45.9)	(39.0)	249.9
Amortization of Deferred Policy Acquisition Costs	973.1	924.6	846.2
Paid Losses and Loss Adjustment Expenses	3,528.6	3,325.2	3,338.9
Net Written Premiums	$5,802.1	$5,672.3	$5,108.8

Index to Exhibits

3.1	Bylaws (as last amended February 2, 2005), filed as Exhibit 3.1 to Safeco’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (File No. 1-6563), is incorporated herein by this reference.

3.2	Restated Articles of Incorporation (as amended May 7, 1997), filed as Exhibit 3.2 to Safeco’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 (File No. 1-6563), are incorporated herein by this reference.

4.1	Indenture, dated as of July 15, 1997, between Safeco and The Chase Manhattan Bank N.A., as Trustee, filed as Exhibit 4.2 to Safeco’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 (File No. 1-6563), is incorporated herein by this reference.

4.2	Form of Certificate of Exchange Junior Subordinated Debenture filed as Exhibit 4.2 to Safeco’s Registration Statement on Form S-4 (No. 333-38205) dated October 17, 1997, is incorporated herein by this reference.

4.3	Certificate of Trust of Safeco Capital Trust I dated June 18, 1997, filed as Exhibit 4.4 to Safeco’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 (File No. 1-6563), is incorporated herein by this reference.

4.4	Amended and Restated Declaration of Trust of Safeco Capital Trust I dated as of July 15, 1997, filed as Exhibit 4.5 to Safeco’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 (File No. 1-6563), is incorporated herein by this reference.

4.5	Form of Exchange Capital Security Certificate for Safeco Capital Trust I filed as Exhibit 4.5 to Safeco’s Registration Statement on Form S-4 (No. 333-38205) dated October 17, 1997, is incorporated herein by this reference.

4.6	Form of Exchange Guarantee of Safeco relating to the Exchange Capital Securities, filed as Exhibit 4.6 to Safeco’s Registration Statement on Form S-4 (No. 333-38205) dated October 17, 1997, is incorporated herein by this reference.

4.7	Indenture, dated as of February 15, 2000, among Safeco and The Chase Manhattan Bank, N.A., as Trustee, filed as Exhibit 4.8 to Safeco’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 1-6563), is incorporated herein by this reference.

4.8	Form of Safeco Agency Stock Purchase Plan Terms and Conditions as Agreed to by the Agency, filed as Exhibit 4.10 to Safeco’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 1-6563), is incorporated herein by this reference.

4.9	Indenture for Debt Securities between J.P. Morgan Trust Company, National Association and Safeco, dated as of August 23, 2002, filed as Exhibit 4.11 to Safeco’s Current Report on Form 8-K dated January 28, 2003 (File No. 1-6563), is incorporated herein by this reference.

4.10	Form of 4.200% Senior Notes due 2008, filed as Exhibit 4.12 to Safeco’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 1-6563), is incorporated herein by this reference.

4.11	Form of 4.875% Senior Notes due 2010, filed as Exhibit 4.13 to Safeco’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 1-6563), is incorporated herein by this reference.

10.1	Safeco Corporation Deferred Compensation Plan for Directors, as Amended and Restated effective November 1, 2004, filed as Exhibit 10.1 to Safeco’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (File No. 1-6563), is incorporated herein by this reference.

10.2	Safeco Deferred Compensation Plan and Supplemental Benefit for Executives, as Amended and Restated effective November 1, 2004, filed as Exhibit 10.2 to Safeco’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (File No. 1-6563), is incorporated herein by this reference.

10.3	Form of Change in Control Severance Agreements between Safeco and each of Michael E. LaRocco, Dale E. Lauer, Allie R. Mysliwy and Yomtov Senegor, in each case dated as of November 7, 2001, filed as Exhibit 10.5 to Safeco’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (File No. 1-6563), is incorporated herein by this reference.

10.4	Safeco Long-Term Incentive Plan of 1997 as Amended and Restated February 2, 2005, included as Appendix B to Safeco’s Definitive Proxy Statement filed March 24, 2005 (File No. 1-6563), is incorporated herein by this reference.

10.5	Form of Stock Option Grant Agreement granted under the Safeco Long-Term Incentive Plan of 1997, filed as Exhibit 10.6 to Safeco’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 1-6563), is incorporated herein by this reference.

10.6	Form of Non-Qualified Stock Option Award Agreement - Non-Employee Director granted under the Safeco Long-Term Incentive Plan of 1997, as Amended and Restated May 5, 1999, filed as Exhibit 10.4 to Safeco’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 (File No. 1-6563), is incorporated herein by this reference.

10.7	Terms of Stock Award Program for Non-Employee Directors under the Safeco Long-Term Incentive Plan of 1997, filed as Exhibit 10.3 to Safeco’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 1-6563), is incorporated herein by this reference.

10.8	Form of Restricted Stock Rights Award Agreement Issued pursuant to Stock Award Program for Non-Employee Directors under the Safeco Long-Term Incentive Plan of 1997, filed as Exhibit 10.4 to Safeco’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 1-6563), is incorporated herein by this reference.

10.9	Form of Restricted Stock Rights Award Agreement issued under the Safeco Long-Term Incentive Plan of 1997, filed as Exhibit 10.2 to Safeco’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (File No. 1-6563), is incorporated herein by this reference.

10.10	Form of Performance Stock Rights Award Agreement granted under the Safeco Long-Term Incentive Plan of 1997, filed as Exhibit 10.8 to Safeco’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 1-6563), is incorporated herein by this reference.

10.11	Safeco Incentive Plan of 1987 contained in the Prospectus dated November 10, 1989, as amended January 31, 1990, filed as Exhibit 10 to Safeco’s Annual Report on Form 10-K for the fiscal year ended December 31, 1989 (File No. 1-6563), and the Supplement to such Prospectus dated November 8, 1990, filed as Exhibit 10 to Safeco’s Annual Report on Form 10-K for the fiscal year ended December 31, 1990 (File No. 1-6563), are incorporated herein by this reference.

10.12	Form of Promissory Note in favor of General America Corporation by Michael E. LaRocco in the principal amount of $780,000 and dated October 8, 2001, filed as Exhibit 10.22 to Safeco’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (File No. 1-6563), is incorporated herein by this reference.

10.13	Safeco Leadership Performance Plan as Amended effective November 2, 2004, filed as Exhibit 10.1 to Safeco’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 1-6563), is incorporated herein by this reference.

10.14	Change in Control Severance Agreement between Safeco Corporation and Paula Rosput Reynolds, dated as of February 1, 2006.

10.15	Safeco 401(k)/Profit Sharing Retirement Plan as Amended and Restated effective January 1, 2004, filed as Exhibit 10.28 to Safeco’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (File No. 1-6563), is incorporated herein by this reference.

10.16	Safeco Flexible Benefits Program as Amended and Restated effective January 1, 2004, filed as Exhibit 10.29 to Safeco’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (File No. 1-6563), is incorporated herein by this reference.

10.17	Executive Transition Services Agreement between Safeco Corporation and Christine B. Mead, dated August 11, 2005, filed as Exhibit 10.1 to Safeco’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 (File No. 1-6563), is incorporated herein by this reference.

10.18	Employment Agreement between Safeco Corporation and Arthur Chong, dated October 14, 2005, filed as Exhibit 10.2 to Safeco’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 (File No. 1-6563), is incorporated herein by this reference.

10.19	Executive Transition Services Agreement between Safeco Corporation and Michael S. McGavick dated as of December 6, 2005, filed as Exhibit 10.1 to Safeco’s Current Report on Form 8-K dated December 1, 2005 (File No. 1-6563), is incorporated herein by this reference.

10.20	Purchase and Sale Agreement between General America Corporation and Microsoft Corporation, dated January 13, 2006.

10.21	First Amendment of Purchase and Sale Agreement between General America Corporation and Microsoft Corporation, dated February 17, 2006.

10.22	Second Amendment of Purchase and Sale Agreement between General America Corporation and Microsoft Corporation, dated February 17, 2006.

10.23	Safeco Performance Incentive Compensation Plan, included as Appendix A to Safeco’s Definitive Proxy Statement filed March 24, 2005 (File No. 1-6563), is incorporated herein by this reference.

10.24	Stock Purchase Agreement between Safeco Corporation and James W. Ruddy, dated June 16, 2005, filed as Exhibit 10.5 to Safeco’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 1-6563), is incorporated herein by this reference.

10.25	Credit Agreement among Safeco Corporation, the Lenders thereto and J.P. Morgan Chase Bank, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, dated as of March 31, 2005, filed as Exhibit 10.1 to Safeco’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (File No. 1-6563), is incorporated herein by this reference.

10.26	Separation Agreement between Safeco Corporation and Jeffrey Roe, dated as of February 2, 2006.

11	Computation of Income per Share of Common Stock (See Note 1 to the Consolidated Financial Statements).

12	Computation of Ratio of Earnings (Loss) to Fixed Charges.

21	Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer of Safeco Corporation dated February 21, 2006, in accordance with Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Accounting Officer of Safeco Corporation dated February 21, 2006, in accordance with Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer of Safeco Corporation dated February 21, 2006, in accordance with 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Accounting Officer of Safeco Corporation dated February 21, 2006, in accordance with 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.