Form 10-Q
period 2006-03-31
SAFECO CORP
filed 2006-05-02
CIK 86104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 2006

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from to .

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

YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

(Check one): Large accelerated filer ☒                     Accelerated filer ☐                     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): YES  ☐    NO  ☒

119,195,698 shares of common stock were outstanding at April 21, 2006.

Safeco Corporation and Subsidiaries

Safeco Corporation and Subsidiaries

Consolidated Statements of Income

(In millions, except per share amounts)

THREE MONTHS ENDED MARCH 31	2006	2005
	(Unaudited)
REVENUES
Net Earned Premiums	$1,421.9	$1,428.4
Net Investment Income	124.7	118.6
Net Realized Investment Gains	14.9	33.5

Total Revenues	1,561.5	1,580.5

EXPENSES
Losses and Loss Adjustment Expenses	837.3	866.6
Amortization of Deferred Policy Acquisition Costs	236.1	243.5
Other Underwriting and Operating Expenses	160.3	151.2
Interest Expense	22.8	21.4
Restructuring Charges	0.9	0.2

Total Expenses	1,257.4	1,282.9

Income before Income Taxes	304.1	297.6
Provision for Income Taxes	95.9	85.6

Net Income	$208.2	$212.0

Net Income Per Share of Common Stock – Diluted	$1.69	$1.65
Net Income Per Share of Common Stock – Basic	$1.71	$1.67
Dividends Declared Per Share	$0.25	$0.22

Average Number of Shares Outstanding:
Diluted	123.0	128.2
Basic	122.1	127.1

See Condensed Notes to Consolidated Financial Statements.

Safeco Corporation and Subsidiaries

Consolidated Balance Sheets

(In millions)

	MARCH 31 2006	DECEMBER 31 2005
	(Unaudited)
ASSETS
Investments
Available-for-Sale Securities:
Fixed Maturities, at Fair Value (Cost or amortized cost: $9,137.5; $9,199.1)	$9,202.7	$9,361.9
Marketable Equity Securities, at Fair Value (Cost: $800.3; $737.7)	1,194.4	1,123.5
Other Invested Assets	11.5	10.7

Total Investments	10,408.6	10,496.1
Cash and Cash Equivalents	376.6	556.3
Accrued Investment Income	120.6	131.4
Premiums and Service Fees Receivable	1,082.0	1,084.7
Deferred Policy Acquisition Costs	369.5	376.4
Reinsurance Recoverables	433.2	447.0
Property and Equipment for Company Use (At cost less accumulated depreciation: $356.6; $349.4)	356.3	358.2
Current Income Taxes Recoverable	10.6	51.7
Net Deferred Income Tax Assets	262.9	280.4
Other Assets	179.4	130.2
Securities Lending Collateral	826.9	974.6

Total Assets	$14,426.6	$14,887.0

LIABILITIES AND SHAREHOLDERS’ EQUITY
Loss and Loss Adjustment Expense Reserves	$5,322.1	$5,358.2
Unearned Premiums	2,136.2	2,139.8
Debt	1,292.0	1,307.0
Other Liabilities	847.7	982.8
Securities Lending Payable	826.9	974.6

Total Liabilities	10,424.9	10,762.4

Commitments and Contingencies	—	—
Preferred Stock, No Par Value
Shares Authorized: 10.0
Shares Issued and Outstanding: None	—	—
Common Stock, No Par Value
Shares Authorized: 300.0
Shares Reserved for Stock Awards: 6.5; 7.5
Shares Issued and Outstanding: 119.2; 123.6	192.3	434.8
Retained Earnings	3,510.7	3,333.0
Accumulated Other Comprehensive Income, Net of Taxes	298.7	356.8

Total Shareholders’ Equity	4,001.7	4,124.6

Total Liabilities and Shareholders’ Equity	$14,426.6	$14,887.0

See Condensed Notes to Consolidated Financial Statements.

Safeco Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(In millions)

THREE MONTHS ENDED MARCH 31	2006	2005
	(Unaudited)
OPERATING ACTIVITIES
Insurance Premiums Received	$1,433.8	$1,457.5
Dividends and Interest Received	147.5	142.1
Losses and Loss Adjustment Expenses Paid	(923.3)	(888.9)
Underwriting, Acquisition, Insurance and Other Operating Costs Paid	(529.7)	(496.6)
Interest Paid	(43.2)	(42.2)
Income Taxes Paid	(5.4)	(10.8)

Net Cash Provided by Operating Activities	79.7	161.1

INVESTING ACTIVITIES
Purchases of:
Fixed Maturities Available-for-Sale	(511.3)	(490.7)
Marketable Equity Securities Available-for-Sale	(239.5)	(139.1)
Maturities and Calls of Fixed Maturities Available-for-Sale	254.7	324.3
Sales of:
Fixed Maturities Available-for-Sale	335.4	164.4
Marketable Equity Securities Available-for-Sale	201.2	101.9
Other, Net	(10.2)	(2.1)

Net Cash Provided By (Used in) Investing Activities	30.3	(41.3)

FINANCING ACTIVITIES
Common Stock Reacquired	(270.2)	—
Repurchase of Debt	(16.4)	—
Dividends Paid to Shareholders	(30.9)	(27.9)
Stock Options Exercised	27.8	11.0

Net Cash Used in Financing Activities	(289.7)	(16.9)

Net Increase (Decrease) in Cash and Cash Equivalents	(179.7)	102.9
Cash and Cash Equivalents at Beginning of Period	556.3	251.9

Cash and Cash Equivalents at End of Period	$376.6	$354.8

See Condensed Notes to Consolidated Financial Statements.

Safeco Corporation and Subsidiaries

Consolidated Statements of Cash Flows –

Reconciliation of Net Income to Net Cash Provided by Operating Activities

(In millions)

THREE MONTHS ENDED MARCH 31	2006	2005
	(Unaudited)
Net Income	$208.2	$212.0
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Net Realized Investment Gains	(14.9)	(33.5)
Amortization of Fixed Maturities	12.0	11.6
Amortization and Depreciation	12.5	12.8
Deferred Income Tax Provision	48.7	49.5
Other, Net	(4.8)	1.6
Changes in:
Accrued Investment Income	10.8	13.1
Premiums and Service Fees Receivable	2.7	26.1
Current Income Taxes Recoverable	46.0	13.7
Deferred Policy Acquisition Costs	6.9	5.0
Loss and Loss Adjustment Expense Reserves	(36.1)	12.9
Unearned Premiums	(3.6)	(1.9)
Other Assets and Liabilities	(208.7)	(161.8)

Total Adjustments	(128.5)	(50.9)

Net Cash Provided by Operating Activities	$79.7	$161.1

There were no significant non-cash financing or investing activities for the three months ended March 31, 2006 or 2005.

See Condensed Notes to Consolidated Financial Statements.

Safeco Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity

(In millions, except share amounts)

THREE MONTHS ENDED MARCH 31	2006	2005
	(Unaudited)
COMMON STOCK
Balance at Beginning of Period	$434.8	$641.8
Shares Issued for Options and Rights (including Taxes of $4.9; $0.7)	31.7	11.7
Stock Compensation	1.4	1.6
Reclassification of Share-Based Payments to Liabilities	(5.4)	—
Shares Reacquired	(270.2)	—

Balance at End of Period	192.3	655.1

RETAINED EARNINGS
Balance at Beginning of Period	3,333.0	2,763.8
Net Income	208.2	212.0
Dividends Declared	(30.5)	(28.0)

Balance at End of Period	3,510.7	2,947.8

ACCUMULATED OTHER COMPREHENSIVE INCOME, NET OF TAXES
Balance at Beginning of Period	356.8	515.3
Other Comprehensive Loss	(58.1)	(128.6)

Balance at End of Period	298.7	386.7

Shareholders’ Equity	$4,001.7	$3,989.6

THREE MONTHS ENDED MARCH 31	2006	2005
	(Unaudited)
COMMON SHARES OUTSTANDING
Number of Shares Outstanding at Beginning of Period	123,584,593	126,958,493
Shares Issued for Stock Options and Rights	809,845	392,181
Shares Reacquired	(5,197,963)	—

Number of Shares Outstanding at End of Period	119,196,475	127,350,674

See Condensed Notes to Consolidated Financial Statements.

Safeco Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

(In millions)

THREE MONTHS ENDED MARCH 31	2006	2005
	(Unaudited)
Net Income	$208.2	$212.0

Other Comprehensive Loss, Net of Taxes:
Change in Unrealized Gains on Available-for-Sale Securities	(48.3)	(106.6)
Reclassification Adjustment for Net Realized Investment Gains Included in Net Income	(9.8)	(22.0)

Other Comprehensive Loss	(58.1)	(128.6)

Comprehensive Income	$150.1	$83.4

See Condensed Notes to Consolidated Financial Statements.

Safeco Corporation and Subsidiaries

Condensed Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in millions except per share data, unless noted otherwise)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Safeco Corporation is a Washington State corporation operating across the United States. We sell property and casualty insurance to drivers, homeowners and small- and mid-size businesses. We generated virtually all of our revenues from these activities.

Throughout our Consolidated Financial Statements, we refer to Safeco Corporation and its subsidiaries as “Safeco,” “we” and “our.” We refer to the property and casualty businesses as “Property & Casualty” and “P&C.” We refer to all other continuing activities, primarily the financing of our business activities, as “Corporate.”

Basis of Consolidation and Reporting and Use of Estimates

We have prepared our Consolidated Financial Statements in conformity with U.S. generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q. Certain financial information that is required in the annual financial statements prepared in conformity with GAAP may not be required for interim financial reporting purposes and has been condensed or omitted. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation of results for the interim periods have been included. Results for the three-month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

Our Consolidated Financial Statements and Condensed Notes to the Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes to the Consolidated Financial Statements included in our 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Preparing our interim financial statements in conformity with GAAP requires us to make estimates and assumptions that may affect the amounts reported in our Consolidated Financial Statements and accompanying Condensed Notes to the Consolidated Financial Statements. Actual results could differ from those estimates.

Our Consolidated Financial Statements include Safeco Corporation and its subsidiaries. We have eliminated all intercompany transactions and balances in the Consolidated Financial Statements.

We made certain reclassifications to prior-period amounts for consistency with our current-period presentation. These reclassifications did not affect net income.

Earnings per Share

We calculate basic earnings per share by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share include additional common shares assumed issued under the treasury stock method – this reflects the potential dilution that could occur if outstanding stock options were exercised. Effective January 1, 2006, with the adoption of Statement of Financial Accounting Standards (SFAS) 123(R), we classified our outstanding restricted stock rights (RSRs) as liability awards as we expect to settle the awards in cash. Accordingly, we did not include them in additional common shares assumed issued and they do not affect the calculation of our diluted earnings per share.

We show the computation of net income per share below, based upon weighted-average and dilutive common shares outstanding:

THREE MONTHS ENDED MARCH 31	2006	2005
(In millions, except per share amounts)
Net Income	$208.2	$212.0
Average Number of Common Shares Outstanding	122.1	127.1

Basic Net Income Per Share	$1.71	$1.67
Net Income	$208.2	$212.0
Average Number of Common Shares Outstanding	122.1	127.1
Additional Common Shares Assumed Issued Under Treasury Stock Method	0.9	1.1

Average Number of Common Shares Outstanding - Diluted	123.0	128.2

Diluted Net Income Per Share	$1.69	$1.65

Common Stock

When we repurchase any of our common stock, we reduce our capital stock to reflect the repurchase on our Consolidated Balance Sheets. In accordance with the Washington Business Corporation Act, we do not show treasury stock as a separate reduction to Shareholders’ Equity on our Consolidated Balance Sheets.

During the first quarter of 2006, we repurchased 5,197,963 shares of our outstanding common stock at an average price of $51.97 per share for a total cost of $270.2 as described below.

In January 2006, we repurchased 477,800 shares at an average price of $53.69 per share for a total cost of $25.7.

In February 2006, we executed a Rule 10b5-1 trading plan to purchase up to $250.0 of our outstanding common stock. This plan allowed us to repurchase our shares during periods when we would normally not be active in the market because of our own internal trading windows. Under this program, we repurchased 4,720,163 shares at an average price of $51.79 per share for a total cost of $244.5 in the first quarter of 2006. We completed the Rule 10b5-1 trading plan on April 3, 2006, repurchasing a total of 4,828,670 shares at an average price of $51.75 per share for a total cost of $250.0.

Income Taxes

Our provision for income taxes included a tax benefit of $10.0 for the three months ended March 31, 2005, stemming primarily from the favorable resolution of a state tax-related issue.

Property and Equipment

On January 13, 2006, we entered into an agreement to sell our Redmond office campus, subject to contingencies. The sale does not include the 66,000-square-foot lot containing our data center. We expect the sale to close in the second quarter of 2006. Following the close of the sale, we expect to lease back office space at the Redmond campus for a limited period of time after the sale. We expect to recognize a pretax gain of approximately $29.0 on the sale.

Securities Lending

We lend certain securities from our investment portfolio to other institutions for short periods of time. We receive initial collateral at 102% of the market value of any security we loan. The borrower deposits this collateral with a lending agent who invests the collateral to generate additional income according to our guidelines. The market value of the loaned securities is monitored on a daily basis, and additional collateral is added or refunded as the market value of the loaned securities fluctuates, maintaining a collateral value of 102% at all times. We maintain full ownership rights to the securities that we have loaned and accordingly the loaned securities are classified as Investments in our Consolidated Balance Sheets. We had a market value of $667.7 of fixed maturities and $137.9 of marketable equity securities loaned at March 31, 2006. We had a market value of $849.8 of fixed maturities and $102.6 of marketable equity securities loaned at December 31, 2005. We report the Securities Lending Collateral and the corresponding Securities Lending Payable on our Consolidated Balance Sheets as assets and liabilities.

New Accounting Standards

SFAS 123(R), “Share-Based Payment” – In December 2004, FASB issued SFAS 123(R), “Share-Based Payment”, a revision of SFAS 123. SFAS 123(R) requires all share-based compensation awards granted, modified or settled after December 15, 1994 to be accounted for using the fair value method of accounting. We adopted SFAS 123(R) on January 1, 2006, as described in Note 2, and the adoption did not have a material impact on our financial condition or results of operations.

NOTE 2 – STOCK INCENTIVE PLANS

The Safeco Long-Term Incentive Plan of 1997 (the Plan), as amended, provides for the issuance of up to 12,000,000 shares of our common stock. Incentive stock options, non-qualified stock options, restricted stock rights (RSRs), performance stock rights (PSRs), and stock appreciation rights are authorized under the Plan. The terms and conditions upon which options become exercisable vary among grants, however, option rights expire no later than 10 years from the date of grant and we can make grants to key employees and non-employee directors. Options and RSRs generally vest on a straight-line basis over four years. We grant all such stock-based compensation awards at the fair market value of our stock on the date of the grant.

Prior to 2003, we applied Accounting Principles Board (APB) Opinion 25 in accounting for our stock options, as allowed under SFAS 123, “Accounting for Stock-Based Compensation,” as amended. Under APB 25, we recognized no compensation expense related to options because the exercise price of our employee stock options equaled the fair market value of the underlying stock on the date of grant. Effective January 1, 2003, we adopted the fair value method of accounting for stock-based compensation awards as defined in SFAS 123 using the prospective basis transition method. In May 2004, we replaced our annual stock option program to key employees with an RSR program.

On January 1, 2006, we adopted the fair value recognition provisions of SFAS 123(R), “Share-Based Payment,” using the modified prospective transition method. Under that transition method, we recognized compensation cost in the first quarter of 2006 that included compensation cost for all share-based payments granted prior to January 1, 2003, but not vested as of January 1, 2006, in accordance with the original provisions of SFAS 123. We also recognized compensation cost for all share-based payment granted after January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R).

Effective January 1, 2006, we recognized compensation cost for prospective awards using the straight-line method versus the multiple options method used prior to January 1, 2006.

Prior to the adoption of SFAS 123(R), we presented all tax benefits of deductions resulting from the exercise of stock options as cash flows from operating activities in our Consolidated Statement of Cash Flows. Effective January 1, 2006, the cash flows resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) are presented as cash flows from financing activities.

We did not restate results for prior periods. Our adoption of SFAS 123(R) did not have a material impact on our Consolidated Operating Results or Statement of Cash Flows.

At March 31, 2006, we had 2,661,523 stock options outstanding (vested and unvested), 773,532 RSRs awarded but not yet vested, and 3,111,382 shares of common stock reserved for future awards. We have classified our RSRs as liability awards. Stock-based compensation expense was $4.5 ($3.0 after tax) for the three months ended March 31, 2006 and $6.6 ($4.4 after tax) for the same period in 2005. The compensation cost related to non-vested share-based compensation arrangements granted under the Plan but not yet recognized was $24.4 for the three months ended March 31, 2006. We expect to recognize that cost over a weighted-average period of 3.2 years.

We used the Black-Scholes method (which models the value over time of financial instruments) to estimate the fair value at grant date of the options shown below.

The Black-Scholes method uses several assumptions to value an option. We used a dividend yield assumption based on our average stock price for the last two years and our current dividend payout of $1.00 per year. Our volatility assumption reflected the historical change in our stock price over the previous 7-year period. Our risk-free interest rate assumption considered the average rate on the 7-year treasury bond. We elected the simplified method to calculate the expected life of stock awards assumption as allowed under SFAS 123(R). This method calculates an expected term based on the midpoint between the vesting date and the end of the contractual term of the stock award.

We present the weighted-average assumptions used in the option pricing model for stock option grants below:

THREE MONTHS ENDED MARCH 31	2006
Expected Dividend Yield	2.1%
Expected Volatility in Stock Price	31.4%
Risk-Free Interest Rate	4.4%
Expected Life of Stock Awards	6.9 years
Weighted-Average Fair Value at Grant Date	$18.84

We granted no options in 2005. In January 2006, we granted 250,000 stock options to our Chief Executive Officer at an exercise price equal to the fair market value of our common stock on the date of grant.

We summarize stock option activity for the three months ended March 31, 2006 below:

	Shares	Weighted- Average Exercise Price per Share	Weighed- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2006	3,227,742	$33.97	6.38	$72,715,168
Granted	250,000	57.75
Exercised	(709,719)	31.05
Forfeited	(106,500)	38.31

Outstanding at March 31, 2006	2,661,523	36.81	6.56	37,550,071

Vested or Expected to Vest at March 31, 2006	2,530,692	36.50	6.50	36,295,787

Exercisable at March 31, 2006	1,787,018	$33.88	6.02	$29,188,179

Intrinsic value – the difference between the current market value and grant price – of stock options exercised was $15.2 during the three months ended March 31, 2006 and $4.1 for the same period in 2005. The fair value of the options vested was $9.7 during the three months ended March 31, 2006 and $0.2 for the same period in 2005.

We received cash from stock option exercises of $22.9 for the three months ended March 31, 2006 and $11.0 for the same period in 2005. The income tax benefits resulting from stock option exercises totaled $5.3 for the three months ended March 31, 2006 and $1.2 for the same period in 2005. We issue reserved shares to satisfy stock option exercises.

We summarize our RSRs and PSRs activity for the three months ended March 31, 2006 below:

	PSRs		RSRs
	Shares	Weighted- Average Grant-Date Fair Value	Shares	Weighted- Average Grant-Date Fair Value
Non-vested at December 31, 2005	36,602	$35.03	748,392	$47.00
Granted	5,649	35.03	337,428	52.28
Vested	(42,251)	35.03	(201,060)	45.20
Forfeited	—	—	(111,228)	46.49

Non-vested at March 31, 2006	—	$—	773,532	$49.85

RSRs provide for the holder to receive a stated number of shares if the holder remains employed for a stated number of years. RSRs are valued based upon the fair market value of our common stock on the date of grant and are remeasured at the end of each period to the current fair market value. PSRs provide for the holder to receive a stated number of shares if the company attains certain specified performance goals within a stated performance cycle. There were no outstanding PSRs as of March 31, 2006.

Vested RSRs and earned PSRs are paid in cash based on the fair market value of our stock on the issue/payment date or, in some instances, issued in stock. We charge RSRs compensation expense to operations over the vesting period and PSRs compensation expense when it is probable the performance goals will be achieved. We paid $9.4 in cash in the three months ended March 31, 2006 and $4.7 in three months ended March 31, 2005 to settle RSRs. We paid $1.8 cash in the three months ended March 31, 2006 and $1.5 in the three months ended March 31, 2005 to settle PSRs.

The weighted-average grant-date fair value of RSRs granted was $52.28 for the three months ended March 31, 2006 and $49.24 for the same period in 2005. The fair value of RSRs vested during the three months ended March 31, 2006 was $14.9 and $11.0 for the same period in 2005.

We do not anticipate RSR grants to be made at the same rate throughout the remainder of the year, as the majority are included with our annual grant in the first quarter.

We show, on a pro forma basis, the effect on our net income and net income per share as if we applied the fair value method to all outstanding and unvested awards prior to the adoption of SFAS 123(R):

THREE MONTHS ENDED MARCH 31	2005
(In millions, except per share amounts)
Net Income, as reported	$212.0
Add Back: After-Tax Stock-based Compensation Expense Included in Reported Net Income	4.4
Deduct: Pro Forma Stock-based Compensation Expense *	(4.7)

Pro Forma Net Income	$211.7

Net Income Per Share
Basic – as Reported	$1.67
Diluted – as Reported	1.65
Basic – Pro Forma	1.67
Diluted – Pro Forma	$1.65

*	Determined under fair value based method for all awards, net of related tax effects.

NOTE 3 – RESTRUCTURING CHARGES

Following the sale of our Life & Investments operations in 2004, we identified expense reductions that enable us to operate at a lower cost. Charges have been recognized and accrued as a restructuring charge and allocated to our reportable segments in accordance with SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities.” Other costs that do not meet the criteria for accrual are expensed as restructuring charges when we incur them.

Costs accrued in 2004 and 2005 and in the three months ended March 31, 2006 and total estimated costs we expect to incur associated with the restructuring are as follows:

		COSTS INCURRED TO DATE
	TOTAL EXPECTED COSTS	2004	2005	THREE MONTHS ENDED MARCH 31, 2006
Employee Termination Costs	$0.8	$0.4	$0.4	$—
Lease Termination Costs and Other Costs	9.7	3.6	2.3	0.9

Total	$10.5	$4.0	$2.7	$0.9

These costs were allocated to reportable segments as follows:

		COSTS INCURRED TO DATE
	TOTAL EXPECTED COSTS	2004	2005	THREE MONTHS ENDED MARCH 31, 2006
Safeco Personal Insurance (SPI)
Auto	$5.1	$1.9	$1.3	$0.4
Property	1.7	0.7	0.4	0.1
Specialty	0.2	0.1	0.1	—

Total SPI	7.0	2.7	1.8	0.5

Safeco Business Insurance (SBI)
SBI Regular	2.3	0.9	0.6	0.2
SBI Special Accounts Facility	0.8	0.3	0.2	0.1

Total SBI	3.1	1.2	0.8	0.3
Surety	0.4	0.1	0.1	0.1

Total	$10.5	$4.0	$2.7	$0.9

Activity related to the accrued restructuring charges as of March 31, 2006 was as follows:

	BALANCE AT DECEMBER 31, 2005	COSTS ACCRUED	AMOUNTS PAID	BALANCE AT MARCH 31, 2006
Employee Termination Costs	$—	$—	$—	$—
Lease Terminations and Other Costs	2.5	0.9	1.1	2.3

Total	$2.5	$0.9	$1.1	$2.3

NOTE 4 – DEBT

The following table shows the total principal amount, interest rates and maturities of our debt. No debt was due within one year as of March 31, 2006 or December 31, 2005.

	MARCH 31 2006	DECEMBER 31 2005
6.875% Notes Due 2007	$200.0	$200.0
4.200% Notes Due 2008	200.0	200.0
4.875% Notes Due 2010	300.0	300.0
7.250% Notes Due 2012	204.1	204.1
8.072% Debentures Due 2037	387.9	402.9

Total Debt	$1,292.0	$1,307.0

In February 2006, we repurchased $15.0 in principal amount of 8.072% Debentures for $16.4 including transaction costs.

We maintain a bank credit facility with $300.0 available that expires March 2010, upon which nothing was drawn. At March 31, 2006, we had no borrowings under the bank credit facility, and we were in compliance with all its covenants.

NOTE 5 – COMPREHENSIVE INCOME

Comprehensive income is defined as all changes in Shareholders’ Equity, except those arising from transactions with shareholders. Comprehensive income includes net income and other comprehensive income, which for us consists of changes in unrealized gains or losses on investment securities.

Our components of other comprehensive income or loss were:

	2006			2005
THREE MONTHS ENDED MARCH 31	PRETAX	TAXES	AFTER TAX	PRETAX	TAXES	AFTER TAX
Change in Net Unrealized Gains and Losses on Available-for-Sale Securities	$(74.4)	$26.1	$(48.3)	$(164.3)	$57.7	$(106.6)
Reclassification Adjustment for Net Realized Investment Gains included in Net Income	(14.9)	5.1	(9.8)	(33.5)	11.5	(22.0)

Other Comprehensive Loss	$(89.3)	$31.2	$(58.1)	$(197.8)	$69.2	$(128.6)

NOTE 6 – SEGMENT INFORMATION

On January 1, 2006, we made minor revisions to our segments, which are intended to be more reflective of how these segments are managed. Our Asbestos and Environmental results, previously in SBI Regular and SBI Special Accounts Facility, are now included in P&C Other. Prior periods have been restated to reflect the revised presentation.

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

SBI Special Accounts Facility writes large-commercial accounts (customers who pay annual premiums of more than $200,000) for our key agents and brokers who sell our core products. We also write four specialty commercial insurance programs, which provide lender-placed property insurance, agents’ errors and omissions insurance (predominantly for our agents), property and liability insurance for mini-storage and warehouse properties, and professional and general liability insurance for non-profit social services organizations.

SURETY

We offer surety bonds primarily for construction and commercial businesses.

P&C OTHER

P&C Other includes runoff of assumed reinsurance and large-commercial business accounts in runoff, asbestos and environmental results and other product lines that we have exited.

CORPORATE

In addition to these reportable segments, certain transactions such as the interest expense we pay on our debt, debt repurchases, miscellaneous corporate investment income and intercompany eliminations are reported in the Corporate segment and are not allocated to individual reportable segments.

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

The following tables present selected financial information by segment and reconcile segment revenues, underwriting and operating results to amounts reported in our Consolidated Statements of Income:

REVENUES

THREE MONTHS ENDED MARCH 31	2006	2005
NET EARNED PREMIUMS
Safeco Personal Insurance (SPI)
Auto	$686.0	$693.7
Property	222.9	227.8
Specialty	24.8	23.1

Total SPI	933.7	944.6

Safeco Business Insurance (SBI)
SBI Regular	309.1	313.8
SBI Special Accounts Facility	107.4	105.9

Total SBI	416.5	419.7

Surety	71.8	59.4
P&C Other	(0.1)	4.7

Total Earned Premiums	1,421.9	1,428.4
P&C Net Investment Income	116.9	113.0

Total P&C Revenues	1,538.8	1,541.4
Corporate	7.8	5.6
Net Realized Investment Gains	14.9	33.5

Total Revenues	$1,561.5	$1,580.5

PRETAX UNDERWRITING PROFIT (LOSS) AND NET INCOME

THREE MONTHS ENDED MARCH 31	2006	2005
UNDERWRITING PROFIT (LOSS)
Safeco Personal Insurance (SPI)
Auto	$53.5	$30.1
Property	46.2	56.0
Specialty	11.2	8.7

Total SPI	110.9	94.8

Safeco Business Insurance (SBI)
SBI Regular	38.1	48.5
SBI Special Accounts Facility	17.6	10.2

Total SBI	55.7	58.7

Surety	24.3	14.8
P&C Other	(3.6)	(4.0)

Total Underwriting Profit	187.3	164.3
P&C Net Investment Income	116.9	113.0
Restructuring Charges	(0.9)	(0.2)

Total P&C	303.3	277.1
Corporate	(14.1)	(13.0)
Net Realized Investment Gains	14.9	33.5

Income before Income Taxes	304.1	297.6
Provision for Income Taxes	95.9	85.6

Net Income	$208.2	$212.0

COMBINED RATIOS +

THREE MONTHS ENDED MARCH 31	2006	2005
Safeco Personal Insurance (SPI)
Auto	92.2%	95.7%
Property	79.3	75.4
Specialty	54.6	62.5

Total SPI	88.1	90.0

Safeco Business Insurance (SBI)
SBI Regular	87.7	84.6
SBI Special Accounts Facility	83.6	90.3

Total SBI	86.6	86.0

Surety	66.2	75.1
P&C Other	*	*

Total Combined Ratio	86.9%	88.5%

+	Combined ratios are GAAP basis. Expressed as a percentage, they are equal to losses and expenses divided by net earned premiums.

*	Not meaningful because this is a runoff business with minimal premium.

The following table presents total assets reported on our Consolidated Balance Sheets, by segment:

ASSETS

	MARCH 31 2006	DECEMBER 31 2005
Safeco Personal Insurance (SPI)
Auto	$4,438.9	$4,514.4
Property	2,029.3	2,115.6
Specialty	228.3	234.0

Total SPI	6,696.5	6,864.0

Safeco Business Insurance (SBI)
SBI Regular	3,589.8	3,602.7
SBI Special Accounts Facility	902.6	906.7

Total SBI	4,492.4	4,509.4

Surety	658.4	644.0
P&C Other	1,678.0	1,737.3

Total	13,525.3	13,754.7
Corporate	901.3	1,132.3

Total Assets	$14,426.6	$14,887.0

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

We have made statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations that are forward-looking statements. We believe it is important to communicate our expectations to investors. However, there may be events in the future we are not able to predict accurately or that we do not fully control, which could cause actual results to differ materially from those expressed or implied by our forward-looking statements, including changes in general economic and business conditions in the insurance industry and changes in our business strategies.

Additional information on factors that may impact these forward-looking statements is included in Item 1A “Risk Factors” of our 2005 Annual Report on Form 10-K.

Summary

We are a property and casualty (P&C) insurance company with headquarters in Seattle, Washington. We sell insurance to drivers, home owners and owners of small- and mid-sized businesses. Our business helps people protect what they value and deal with the unexpected. Our revenues come from the premiums we earn on the insurance policies we write and the income we earn from our investment of these premium dollars.

Our 2006 goals are to:

•	Market our products in ways that mirror the diversity of consumers and their buying preferences

•	Make meaningful progress to become a low-cost carrier

•	Continue to build our infrastructure and technical capability

•	Deploy our capital to provide meaningful returns to our shareholders for the long run

While we continue our commitment to selling our products primarily through independent agents, we also recognize that to grow in this competitive environment, we need to market our products in ways that mirror the diversity of consumers and their buying preferences. We are exploring opportunities to supplement our current distribution and reach consumers who are not buying insurance through the independent agency channel.

As a part of our work to become a low-cost carrier, we have launched a business process improvement effort which will examine all aspects of our operations for potential cost savings. The goal is to achieve greater efficiency by streamlining or eliminating processes, outsourcing where appropriate and reducing work forces as warranted. We expect to incur restructuring charges associated with this effort in 2006 and 2007. In conjunction with this goal, we revised our real estate strategy. This strategy involves a migration to leased office space rather than owning facilities in many cases. We ceased our planned home office expansion and will establish a leased corporate headquarters in downtown Seattle, Washington. We expect to complete the sale of our Redmond office campus in the second quarter of 2006. We believe that this strategy, which will reduce our overall cost of ownership and occupancy, will provide us with greater flexibility in the use of our capital.

We plan to reduce our loss costs through continued improvements in our automated underwriting models and plan to reduce expenses through increased productivity and process improvement. Through technology investments, we seek to limit our reliance on legacy systems and lower our labor costs. On April 17, a new Chief Information Officer joined our company to lead this effort.

During the first quarter, we used capital to repurchase 5,197,963 shares of our outstanding common stock and paid dividends of $0.25 per share to our shareholders.

Reviewing Our Results of Operations

HOW WE REPORT OUR RESULTS

On January 1, 2006, we made minor revisions to our segments, which are intended to be more reflective of how these segments are managed. Our Asbestos and Environmental results, previously in SBI Regular and SBI Special Accounts Facility, are now included in P&C Other. Prior periods have been restated to reflect the revised presentation.

We manage our businesses in four business and seven reportable segments:

•	Safeco Personal Insurance (SPI)

•	Auto

•	Property

•	Specialty

•	Safeco Business Insurance (SBI)

•	SBI Regular

•	SBI Special Accounts Facility

•	Surety

•	P&C Other

In addition to the activities of these segments, we report certain transactions, such as the interest expense we pay on our debt, debt repurchases, intercompany eliminations and miscellaneous corporate investment and other activities in our Corporate segment and do not allocate these to individual reportable segments.

HOW WE MEASURE OUR RESULTS

We look at three measures to assess the results of our business segments. These measures are premium levels, underwriting profit or loss and combined ratio.

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

Investment activities are an important part of our business. We don’t include our investment portfolio results when measuring the profitability of our individual segments because we manage them separately. We invest the insurance premiums we receive in a diversified portfolio until they’re needed to pay claims. Our first priority is to ensure that we can meet our promise to policyholders that we will maintain resources to pay their claims. We invest in a diversified portfolio of primarily high-grade fixed maturities. This strategy is designed to provide protection for our policyholders and steady income for our shareholders.

Our investment philosophy is to:

•	Emphasize after-tax investment income, balanced with investment quality and risk

•	Provide for liquidity when needed

•	Reduce volatility in investment performance through prudent diversification

We measure our investment results in two parts: the after-tax net investment income we earn on our invested assets; and the net realized investment gains or losses we recognize when we sell or impair investments. It is our intent to hold a diversified portfolio so we will achieve consistent investment performance. More information on our investment results can be found in the Our Investment Results section on page 34.

Application of Critical Accounting Estimates

We have identified Loss and LAE Reserves, Reinsurance and Valuation of Investments as accounting estimates critical to understanding our results of operations and financial condition. The application of these accounting estimates requires us to use judgments involving assumptions and estimates about future results, trends, or other developments that could significantly influence our results if actual experience differs from those assumptions and estimates. We review these judgments frequently.

Please see additional discussion of our critical accounting estimates in the MD&A section of our 2005 Annual Report on Form 10-K.

Consolidated Results of Operations

The following table presents summarized consolidated financial information. A detailed discussion of our results by segment can be found on page 22.

THREE MONTHS ENDED MARCH 31	2006	2005
REVENUES
Net Earned Premiums	$1,421.9	$1,428.4
Net Investment Income	124.7	118.6
Net Realized Investment Gains	14.9	33.5

Total Revenues	1,561.5	1,580.5

EXPENSES
Losses and Loss Adjustment Expenses	837.3	866.6
Amortization of Deferred Policy Acquisition Costs	236.1	243.5
Other Underwriting and Operating Expenses	160.3	151.2
Interest Expense	22.8	21.4
Restructuring Charges	0.9	0.2

Total Expenses	1,257.4	1,282.9

Income before Income Taxes	304.1	297.6
Provision for Income Taxes	95.9	85.6

Net Income	$208.2	$212.0

REVENUES

Total revenues decreased 1.2% in the three months ended March 31, 2006 compared with the same period in 2005. This decrease was driven by:

•	Net earned premiums – Net earned premiums decreased slightly in the three months ended March 31, 2006, compared with the same period in 2005, reflecting growth in Surety, primarily offset by decreases in Auto, Property and SBI Regular. Auto and SBI Regular premiums have decreased in the face of increased competitive pressures, as some of our competitors increased advertising for auto insurance and lowered prices to attract new auto and commercial business, while we made an explicit decision not to relax our underwriting standards.

•	Net realized investment gains – Net realized investment gains decreased $18.6 in the three months ended March 31, 2006, compared with the same period in 2005. The decrease was due to decreased gains on securities sold and increased impairments on securities that we may not hold until they recover in value.

•	Net investment income – Net investment income increased $6.1 in the three months ended March 31, 2006, compared with the same period in 2005, reflecting an increase in invested assets.

NET INCOME

Net income decreased $3.8 in the three months ended March 31, 2006, compared with the same period in 2005, reflecting:

•	Net realized investment gains – After-tax net realized investment gains in the three months ended March 31, 2006 were $9.8, compared with $22.0 in the same period in 2005.

•	Underwriting profit – Despite a slight decline in premiums, underwriting profit increased $23.0 in the three months ended March 31, 2006 compared with the same period in 2005, reflecting continued disciplined underwriting. The increase in underwriting profits was primarily due to improved results in Auto. The change in underwriting profit in Auto was driven by favorable prior-year reserve development of $20.8 in the three months ended March 31, 2006.

•	Provision for income taxes – Provision for income taxes increased $10.3 in the three months ended March 31, 2006, compared with the same period in 2005. Our effective tax rate was 31.5% in the three months ended March 31, 2006, compared with 28.7% in the same period in 2005. The increase in the effective tax rate in the first quarter of 2006, compared with the same period in 2005, was due to a $10.0 tax benefit in the first quarter of 2005, stemming primarily from the favorable resolution of a state tax-related issue.

Reconciling Segment Results

The following table assists in reconciling our GAAP results, specifically the “Income before Income Taxes” line from our Consolidated Statements of Income to our operating results:

THREE MONTHS ENDED MARCH 31	2006	2005
P&C	$320.2	$310.2
Corporate	(16.1)	(12.6)

Income before Income Taxes	$304.1	$297.6

The GAAP results are further described using our segment measures which provide a helpful picture of how our company is doing. However, using them to measure profitability – while common in our industry – is not consistent with GAAP.

Our P&C Operating Results

The primary measures of our operating results include our premium levels, underwriting profit or loss and combined ratios. The following tables report those key items – by our reportable segments – for the three months ended March 31, 2006 and 2005. More information about the results, also by reportable segment, follows the tables.

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

We view net written premiums as a measure of business production for the period under review and a leading indicator of net earned premiums. The following table reconciles net written premiums to net earned premiums, the most directly comparable GAAP measure on our Consolidated Statements of Income:

THREE MONTHS ENDED MARCH 31	2006	2005
Net Written Premiums	$1,418.1	$1,435.5
Change in Unearned Premiums	3.8	(7.1)

Net Earned Premiums	$1,421.9	$1,428.4

Our net earned premiums by reportable segment were:

THREE MONTHS ENDED MARCH 31	2006	2005
Safeco Personal Insurance
Auto	$686.0	$693.7
Property	222.9	227.8
Specialty	24.8	23.1

Total SPI	933.7	944.6

Safeco Business Insurance
SBI Regular	309.1	313.8
SBI Special Accounts Facility	107.4	105.9

Total SBI	416.5	419.7

Surety	71.8	59.4
P&C Other	(0.1)	4.7

Total Net Earned Premiums	$1,421.9	$1,428.4

Next, underwriting profit (loss) is our measure of each segment’s performance. Underwriting profit or loss is our net earned premiums less our losses from claims, LAE and underwriting expense:

THREE MONTHS ENDED MARCH 31	2006	2005
Safeco Personal Insurance
Auto	$53.5	$30.1
Property	46.2	56.0
Specialty	11.2	8.7

Total SPI	110.9	94.8

Safeco Business Insurance
SBI Regular	38.1	48.5
SBI Special Accounts Facility	17.6	10.2

Total SBI	55.7	58.7

Surety	24.3	14.8
P&C Other	(3.6)	(4.0)

Total Underwriting Profit	187.3	164.3
P&C Net Investment Income	116.9	113.0
Restructuring Charges	(0.9)	(0.2)
Net Realized Investment Gains	16.9	33.1

P&C Income before Income Taxes	$320.2	$310.2

Finally, combined ratios show the relationship between net earned premiums and underwriting profit or loss. Using ratios helps us see our operating trends without the effect of changes in net earned premiums:

THREE MONTHS ENDED MARCH 31	2006+	2005+
Safeco Personal Insurance (SPI)
Auto	92.2%	95.7%
Property	79.3	75.4
Specialty	54.6	62.5

Total SPI	88.1	90.0

Safeco Business Insurance (SBI)
SBI Regular	87.7	84.6
SBI Special Accounts Facility	83.6	90.3

Total SBI	86.6	86.0

Surety	66.2	75.1
P&C Other	*	*

Total Combined Ratio	86.9%	88.5%

+	Combined ratios are GAAP basis. Expressed as a percentage, they are equal to losses and expenses divided by net earned premiums.

*	Not meaningful because this is a runoff business with minimal premium.

Auto

Our Auto segment provides coverage for liability of our policyholders to others for both bodily injury and property damage, for injuries sustained by our policyholders, and for physical damage to our customers’ vehicles from collision and other hazards.

THREE MONTHS ENDED MARCH 31	2006	2005
Net Written Premiums	$698.9	$725.5
Net Earned Premiums	686.0	693.7
Underwriting Profit	53.5	30.1
Loss and LAE Ratio	69.3%	72.8%
Expense Ratio	22.9	22.9

Combined Ratio	92.2%	95.7%

PREMIUMS

Net written premiums decreased $26.6, or 3.7%, in the three months ended March 31, 2006, compared with the same period in 2005. The decrease in net written premiums was primarily driven by:

•	Decline of policies-in-force (PIF) – PIF continued the declining trend of previous quarters and as of March 31, 2006 decreased 1.4% compared with a year ago. Competitive pressures continue to dampen new business growth in 2006. Increased competition also contributed to lower retention of policies (79.1% in the first quarter of 2006 versus 80.3% in the first quarter of 2005). New policies sold decreased 27.4% in the three months ended March 31, 2006 compared with the same period in 2005.

•

Changes in average premiums – We file rate changes on a state-by-state basis. Overall, we received approval for average rate decreases of 0.4% in 2005 and rates increases of 0.6% in the first three months of 2006. Rate changes are reflected on existing policies at renewal and are earned in our revenues over the six-month policy term. Premiums are also affected by the increased pricing for those policies that insure newer and more expensive cars, as well as by changes in the risk profile of our book of business, which we refer to as premium trend. Premium trend was negative in the first quarter of 2006 resulting from a change in our mix of business to lower average premium policies. This reflects a reduced premium base of non-standard policies or drivers who represent relatively higher risks.

Net earned premiums decreased $7.7, or 1.1%, in the three months ended March 31, 2006 compared with the same period in 2005. The decrease in net earned premiums was primarily driven by:

•	Changes in PIF – Changes in PIF increased net earned premiums by $1.5 in the first quarter of 2006 compared with the same period in 2005, as we earned the written premium growth from 2005.

•	Changes in average premiums – Changes in average premiums decreased net earned premiums by $8.3 in the first quarter of 2006 compared with the same period in 2005.

UNDERWRITING RESULTS AND COMBINED RATIO

Our underwriting results increased $23.4 and our combined ratio decreased 3.5 points in the three months ended March 31, 2006 compared with the same period in 2005. Our underwriting results and combined ratio were primarily driven by:

•	Changes in average premiums – Our earned rate changes, combined with premium trend, increased our Auto combined ratio by 1.2 points in the first quarter of 2006 compared with the same period in 2005.

•	Loss costs – In the first quarter of 2006, we experienced a slight increase in incurred loss costs. This was driven by a high-single-digit increase in severity – the average cost of a claim – primarily due to the impact of medical costs inflation on bodily injury claims. This increase is also caused by the increase of our average deductible for physical damage coverages, which has eliminated some low-severity losses. The increase in severity was partially offset by the effect of a high-single-digit decrease in frequency – the average number of claims filed. In addition, the impact to the quarter from seasonality (primarily around collision loss ratios due to winter weather) was favorable compared with the same period in 2005. These factors, taken together, net of reinsurance, decreased our combined ratio by 3.4 points in the first quarter of 2006 compared with the same period in 2005.

•	Prior-year reserve development – Our underwriting results in the first quarter of 2006 included favorable prior-year reserve development of $20.8, primarily due to favorable development in bodily injury severity primarily in accident year 2004. The difference in the prior-year reserve development improved our combined ratio by 2.8 points in the first quarter of 2006 compared with the same period in 2005.

•	Catastrophe losses – We categorize catastrophes as events resulting in losses greater than $0.5 per event and involving multiple claims and policyholders. Catastrophes can be caused by natural events, such as hurricanes, tornadoes, wildfires, earthquakes and hailstorms or other factors such as terrorism, riots, hazardous material releases or utility outages. Pretax after reinsurance catastrophe losses were $8.3 in the first quarter of 2006, compared with $2.0 in the first quarter of 2005. The higher catastrophe losses increased our combined ratio by 1.0 points in the first quarter of 2006 compared with the same period in 2005.

•	Expenses – Our expense ratio remained flat in the first quarter of 2006 compared with the same period in 2005, reflecting our increased investment in technology, offset by decreased agent commissions resulting from slower growth.

WHERE WE’RE HEADED

We anticipate the following factors will affect our growth and profitability in the near future:

Competitive Environment – We expect competition in the auto segment will continue through mass market advertising, agency compensation incentives and lower prices. We will maintain our underwriting discipline and will not compete for business for which we cannot obtain at our long-term target margins. While maintaining our discipline, we will seek ways to grow profitably during this competitive cycle. We carefully monitor our rates and offer our distributors choices in the area of compensation so they can match compensation to their business model. We also are committed to materially reducing our expenses, recognizing that our competitors are doing the same.

Underwriting Segmentation – Our segmented auto product offers up to 15 underwriting tiers using multivariate models to assess the risk of loss based on many factors, providing a more accurate price for a wider range of risks. Going forward, we expect to refine our underwriting and pricing models. This continuous process will provide increasing precision in matching rate for each risk.

Business Growth – As we seek to grow our business, we may write more policies with standard and non-standard risks, which have, on average, higher frequencies than preferred risks. However, preferred auto business will still remain our largest book of business and continue to be our greatest area of opportunity. We plan to grow in selected states where we currently have less geographic presence, but sufficient critical mass to manage claims cost effectively. We also will focus on the changing nature of the independent distribution channel through new agency appointments and customized business approaches. During the three months ended March 31, 2006, we have appointed over 200 new SPI distributors. We will continue to study the purchasing behaviors of insurance consumers to be certain we are designing products that reflect their changing demographics.

Overall – In 2006, we anticipate achieving our long-term target combined ratio of 96%.

Property

Our Property segment provides homeowners, dwelling fire, earthquake and inland marine coverage for individuals. Our Property coverages protect homes, condominiums and rental property contents against losses from a wide variety of hazards.

THREE MONTHS ENDED MARCH 31	2006	2005
Net Written Premiums	$192.5	$197.2
Net Earned Premiums	222.9	227.8
Underwriting Profit	46.2	56.0
Loss and LAE Ratio	51.2%	49.0%
Expense Ratio	28.1	26.4

Combined Ratio	79.3%	75.4%

PREMIUMS

Net written premiums decreased $4.7, or 2.4%, in the three months ended March 31, 2006, compared with the same period in 2005. This reflected:

•	Decline in PIF – The number of policies that did not renew with us in the first quarter of 2006 exceeded the number of new policies written, resulting in a decrease in PIF of 0.5% as of March 31, 2006, compared with a year ago. New Property policies written decreased 1.1% in the first quarter of 2006 compared with the same period in 2005. Our homeowners retention rates were 84.9% in the first quarter of 2006 compared with 84.0% in the same period in 2005.

•	Changes in average premiums – We file rate changes on a state-by-state basis. Rate changes are reflected on existing policies at renewal and are earned in our revenues over the 12-month policy term. Overall, we received approval for average rate decreases in our homeowners business of 0.9% in the first quarter of 2006 and decreases of 1.0% in 2005. Premiums also are affected by automatic increases in the amount of insurance coverage to adjust for inflation in building costs, and by shifts in the mix of our business, which we refer to as premium trend. Premium trend resulted in a slight increase to written premiums in the first quarter of 2006, compared with the same period in 2005.

Net earned premiums decreased $4.9, or 2.2%, in the three months ended March 31, 2006 compared with the same period in 2005. This reflected:

•	Changes in PIF – The decline in average PIF reduced net earned premiums by $4.4 in the first quarter of 2006 compared with the same period in 2005.

•	Changes in average premiums – Higher average premiums increased net earned premiums by $1.4 in the first quarter of 2006 compared with the same period in 2005.

UNDERWRITING RESULTS AND COMBINED RATIO

Our underwriting profit in Property decreased $9.8 and our combined ratio increased 3.9 points in the three months ended March 31, 2006, compared with the same period in 2005. Our underwriting results and combined ratio were primarily driven by:

•	Changes in average premiums – Our homeowners rate changes, combined with premium trend, decreased our Property combined ratio by 0.8 points in the first quarter of 2006, compared with the same period in 2005.

•	Loss costs – During the first quarter of 2006, our Property loss costs increased in the mid-single digits, primarily due to an increase in frequency, after three years of flat to declining loss costs. This change increased our combined ratio by 3.4 points in the first quarter of 2006, compared with the same period in 2005.

•	Prior-year reserve development – Our underwriting results in the first quarter of 2006 included favorable prior-year reserve development of $4.7 due to lower-than-expected severity, compared with $11.2 unfavorable development in the same period in 2005, which included development from the 2004 hurricanes in Florida and surrounding states. The change in favorable reserve development in the first quarter of 2006 decreased the combined ratio by 7.0 points, compared with the same period in 2005.

•

Catastrophe losses – We categorize catastrophes as events resulting in losses greater than $0.5 per event and involving multiple claims and policyholders. Catastrophes can be caused by natural events, such as hurricanes, tornadoes, wildfires, earthquakes and hailstorms or other factors such as terrorism, riots, hazardous material releases or utility outages. Pretax after reinsurance catastrophe losses were $22.6 in the first quarter of 2006, compared with $19.6 in the first quarter of 2005, which included an $11.8 increase due to the 2004 hurricanes in Florida and surrounding states. Excluding the impact of prior-year development on catastrophes, catastrophe losses increased the combined ratio by 6.5 points in the first quarter of 2006 compared with the same period in 2005.

•	Expenses – Higher agent bonus commission expenses, driven by increased dwelling fire new business and better-than-anticipated underwriting results, along with our increased investment in technology, increased our expense ratio by 1.7 points in the first quarter of 2006 compared with the same period in 2005.

WHERE WE’RE HEADED

We anticipate the following factors will impact our growth and profitability in the near future:

Business Growth – As we seek to grow our business, we may write more policies in markets where we previously have not written significant business. We plan to grow in selected states where we currently have less geographic presence, being selective where we write business to manage our catastrophe exposure, as well as being mindful of the critical mass needed to manage claims cost-effectively. We also will focus on the changing nature of the independent distribution channel through new agency appointments and customized business approaches. As we promote growth, we will seek scale economies and ways to control expenses. During the three months ended March 31, 2006, we have appointed over 200 new SPI distributors.

Underwriting Segmentation – Our segmented property products offer underwriting tiers, which are further refined using multivariate models to assess the risk of loss based on many factors and provide a more accurate price for a wider range of risks. We have replaced our existing dwelling fire product with our new tiered product in 17 states and plan to complete the rollout of the new program by the end of this year.

Catastrophe Risk Management – Our underwriting strategy for property insurance is to target customers whose risk of loss provides us with the opportunity for profitable growth. We do this by managing exposure on policies in catastrophe-prone areas. In 2005, we announced our withdrawal from the personal property business in Florida. Beginning in 2006, we no longer renew policies of existing personal property policyholders in Florida as those policies come up for renewal.

Overall – We expect our Property segment revenue to grow modestly in non catastrophe-prone areas while operating at or better than our long-term target combined ratio of 92% this year. We expect loss costs to increase, following three years of flat to declining loss cost changes. This will cause our margins to move closer to our target.

Specialty

Our Specialty operation provides individuals with umbrella, recreational vehicle, motorcycle and boat owners insurance.

THREE MONTHS ENDED MARCH 31	2006	2005
Net Written Premiums	$23.9	$22.5
Net Earned Premiums	24.8	23.1
Underwriting Profit	11.2	8.7
Loss and LAE Ratio	25.8%	35.5%
Expense Ratio	28.8	27.0

Combined Ratio	54.6%	62.5%

PREMIUMS

Net written premiums increased $1.4, or 6.2%, in the three months ended March 31, 2006 compared with the same period in 2005. New-business policies sold increased 1.7% in the three months ended March 31, 2006 compared with the same period in 2005. The increased premiums in 2006 were driven by an increase of number of policies that renewed with us, resulting in an increase in PIF, primarily in our motorcycle, umbrella and recreational vehicle policies.

Net earned premiums increased $1.7, or 7.4%, in the three months ended March 31, 2006 compared with the same period in 2005.

UNDERWRITING RESULTS AND COMBINED RATIO

Our underwriting profit increased $2.5 and our combined ratio decreased 7.9 points in the three months ended March 31, 2006, compared with the same period in 2005. Our underwriting results and combined ratio were primarily driven by:

•	Prior-year reserve development – Our underwriting results in the first quarter of 2006 included favorable prior-year reserve development of $4.6, primarily related to reduced estimates of catastrophe losses for Hurricane Wilma. The change in prior-year reserve development decreased our combined ratio by 17.3 points compared with the same period in 2005.

•	Loss costs – Higher umbrella losses increased our combined ratio 4.8 points in the first quarter of 2006 compared with the same period in 2005.

•	Expense ratio – Our expense ratio increased 1.8 points compared with the same period in 2005, primarily reflecting our increased investment in technology.

WHERE WE’RE HEADED

We anticipate improved underwriting results this year while achieving our long-term targets for each specialty line. We recently completed the launch of our motorcycle product on Safeco Now. This year, we will launch our umbrella product on Safeco Now, enabling cross-sell opportunities with Auto.

SBI Regular

Our SBI Regular segment provides insurance for small- to mid-sized businesses (those with annual premiums of $200,000 or less). This is our core commercial lines business featuring these main products:

•	Business owner policies (BOP)

•	Commercial auto

•	Commercial multi-peril

•	Workers compensation

•	Commercial property

•	General liability

THREE MONTHS ENDED MARCH 31	2006	2005
Net Written Premiums	$314.4	$324.1
Net Earned Premiums	309.1	313.8
Underwriting Profit	38.1	48.5
Loss and LAE Ratio	55.3%	51.6%
Expense Ratio	32.4	33.0

Combined Ratio	87.7%	84.6%

PREMIUMS

Net written premiums decreased $9.7, or 3.0%, in the three months ended March 31, 2006 compared with the same period in 2005. The decrease in net written premiums was driven by:

•	Changes in PIF – PIF decreased 0.3% as of March 31, 2006 compared with a year ago. This reflected policy retention of 79.2% in the first quarter of 2006 compared with 80.1% in the first quarter of 2005. Our new policies sold decreased 1.5% in the first quarter of 2006 compared with the same period in 2005.

•	Price changes – We file rate changes on a state-by-state basis. Our average prices, which include filed rate changes and exposure growth, were down 2.0% in the first quarter of 2006 compared with the same period in 2005. Premiums are affected by growth in the exposures we cover due to factors such as changes in payroll, the number of employees, sales receipts and property building values for the businesses we insure. Price changes are reflected on existing policies at renewal.

•	Mix of business – In addition to price changes, premiums are impacted by changes in average policy size. Mix of business resulted in a slight increase to written premiums for the first quarter of 2006.

Net earned premiums decreased $4.7, or 1.5%, in the three months ended March 31, 2006 compared with the same period in 2005. The decrease in net earned premiums was driven by:

•	Changes in PIF – The decline in PIF decreased net earned premiums by $1.5 in the three months ended March 31, 2006, compared with the same period in 2005.

•	Price changes – Price changes decreased net earned premiums by $5.0 in the three months ended March 31, 2006, compared with the same period in 2005.

•	Mix of business – Mix of business increased net earned premiums by $1.7 in the three months ended March 31, 2006, compared with the same period in 2005.

UNDERWRITING RESULTS AND COMBINED RATIO

Our underwriting profit in SBI Regular decreased $10.4, and our combined ratio increased 3.1 points in the three months ended March 31, 2006, compared with the same period in 2005. Our underwriting results and combined ratio primarily reflected:

•	Price changes – Our price changes increased our combined ratio by 1.1 points in the three months ended March 31, 2006, compared with the same period in 2005.

•	Loss costs – Loss costs increased slightly over the past year. The resulting change in loss costs increased the combined ratio by 1.3 points in the three months ended March 31, 2006, compared with the same period in 2005.

•	Prior-year reserve development – Our underwriting results included nominal unfavorable prior year reserve development in the first quarter of 2006. The change in prior-year reserve development increased our combined ratio by 0.4 points in the first quarter of 2006, compared with the same period in 2005.

•	Catastrophe losses – Our pretax after reinsurance catastrophe losses were $7.8 in the first quarter of 2006 and $2.1 in the first quarter of 2005. Excluding prior-year development on catastrophes, the higher catastrophe losses increased our combined ratio by 0.4 points in the first quarter of 2006 compared with the same period in 2005.

•	Expenses – The expense ratio decreased by 0.6 points in the first quarter of 2006 compared with the same period in 2005, due to lower commissions.

WHERE WE’RE HEADED

We anticipate the following factors will impact our growth and profitability in the near future:

Competition – We are experiencing increased competition in both our small- and mid-sized business with more intensity in mid-market. Historically, this business is more price-competitive as industry profit margins expand. We remain committed to disciplined pricing and underwriting based on loss cost trends, and we intend to meet our profit margin targets. We will further compete in this segment through our field specialization model, enhancing our Safeco Now sales-and service platform, continued focus on agent relationships and our retention efforts through distinctive customer service. We have recently launched the capability to write monoline workers compensation on Safeco Now in 26 states where we believe there is good opportunity to achieve our target returns. This business is modeled and is focused on smaller accounts (up to $25,000 in annual premiums).

Expense Management – We expect to further reduce our expense ratio as we make productivity enhancements by providing more capabilities on our Safeco Now platform, including self-serve policy-change transactions, as well as through other overall improvements in efficiency.

Business Growth – Given the increasing number of small businesses in the United States and the lack of a dominant market leader, we see growth potential in this segment. Our goal is to be the leading small business insurance writer in the independent agency channel. We will continue to appropriately match rate with risk through segmentation and disciplined underwriting. We will charge prices that will allow us to achieve our target profit margins, and we will decline to write business when pricing or risk factors do not allow us to earn our target returns. We also will focus on increasing our points of distribution with the appointment of new agents in 2006. During the three months ended March 31, 2006, we appointed over 100 new SBI agents.

Overall – Despite competitive conditions in the marketplace, we expect our 2006 SBI Regular segment revenue to grow slightly. We expect to maintain our long-term target combined ratio of 95% or better in 2006.

SBI Special Accounts Facility

Our SBI Special Accounts Facility (SAF) segment includes insurance for large-commercial accounts (customers who pay annual premiums of more than $200,000). While our main focus is the small- to mid-sized market, we continue to serve some large-commercial accounts on behalf of key agents and brokers who sell our core products. Agents who have placed large-commercial accounts with us produced approximately 50% of our new business in SBI Regular for the three months ended March 31, 2006.

SAF also provides insurance for the following commercial programs:

•	Lender-placed property insurance

•	Agents’ errors and omissions insurance

•	Property and liability insurance for mini-storage and warehouse properties

•	Professional and general liability insurance for non-profit social service organizations

THREE MONTHS ENDED MARCH 31	2006	2005
Net Written Premiums	$110.2	$105.5
Net Earned Premiums	107.4	105.9
Underwriting Profit	17.6	10.2
Loss and LAE Ratio	45.8%	52.8%
Expense Ratio	37.8	37.5

Combined Ratio	83.6%	90.3%

PREMIUMS

Net written premiums increased $4.7, or 4.5%, in the first quarter of 2006 compared with the same period in 2005.

Net earned premiums increased $1.5, or 1.4%, in the first quarter of 2006 compared with the same period in 2005.

UNDERWRITING RESULTS AND COMBINED RATIO

Our underwriting profit increased $7.4, and our combined ratio decreased 6.7 points in the first quarter of 2006 compared with the same period in 2005.

Our underwriting results in the first quarter of 2006 included favorable prior-year reserve development of $9.5, mostly from our lender-placed property insurance. The change in prior-year reserve development decreased the combined ratio by 11.5 points in the first quarter of 2006 compared with the same period in 2005.

WHERE WE’RE HEADED

We plan to continue providing a limited large-commercial resource for those agents and brokers who also are writing auto, property or small- to mid-sized commercial insurance with us, and to continue writing specialty insurance programs to the extent this continuation fits our strategic objectives.

Surety

Our Surety segment provides surety bonds for construction and commercial businesses.

THREE MONTHS ENDED MARCH 31	2006	2005
Net Written Premiums	$78.2	$59.7
Net Earned Premiums	71.8	59.4
Underwriting Profit	24.3	14.8
Loss and LAE Ratio	23.6%	26.8%
Expense Ratio	42.6	48.3

Combined Ratio	66.2%	75.1%

PREMIUMS

Net written premiums increased $18.5, or 31.0%, in the three months ended March 31, 2006, compared with the same period in 2005. The increase in net written premiums in the first quarter of 2006 compared with the same period in 2005 was driven by growth in our large contract new business. The growth came from existing and new customers and was fueled by continued favorable market conditions for construction and economic expansion.

Net earned premiums increased $12.4, or 20.9%, in the three months ended March 31, 2006 compared with the same period in 2005. New business increased net earned premiums by $10.1 in the three months ended March 31, 2006 compared with the same period in 2005.

UNDERWRITING RESULTS AND COMBINED RATIO

Our underwriting profit increased $9.5, and our combined ratio decreased 8.9 points in the three months ended March 31, 2006 compared with the same period in 2005. The results in both years reflected our disciplined underwriting, favorable loss and salvage experience, and decreased commission expense due to changes in the structure of brokerage compensation, as described below.

WHERE WE’RE HEADED

Continued Disciplined Underwriting – Our disciplined underwriting approach has contributed to a favorable loss ratio. This underwriting approach focuses on stable contract and large commercial accounts. We have also benefited from new business and increased capacity utilization of our larger accounts. This is a result of increased construction project sizes due to increased material prices, particularly in our contract business. We intend to maintain our disciplined underwriting approach as a priority while we grow this business.

Compensation – A revised commission structure was implemented in early 2006. We expect a slight increase in our overall agency compensation from 2005 levels when our largest brokers were not accepting any bonus commissions.

Overall – We expect the surety market to become more competitive this year as industry results were stable in 2005. As a result, we anticipate our growth rates will moderate this year. We do not expect significant changes in our underwriting results relative to 2005 overall.

P&C Other

Our P&C Other segment includes our:

•	Runoff assumed reinsurance business

•	Large-commercial business accounts in runoff and specialty programs that we have exited, including asbestos and environmental

•	Runoff London operations, which we sold in 2005

THREE MONTHS ENDED MARCH 31	2006	2005
Net Written Premiums	$—	$1.0
Net Earned Premiums	$(0.1)	$4.7
Underwriting Loss	$(3.6)	$(4.0)

Our Corporate Results

In our Corporate segment, we include:

•	Interest expense on our debt

•	Other corporate and investment activities, including loss on debt repurchases

•	Our intercompany eliminations

THREE MONTHS ENDED MARCH 31	2006	2005
Corporate Segment Results	$(14.1)	$(13.0)
Net Realized Investment Gains (Losses) before Income Taxes	(2.0)	0.4

Corporate Loss before Income Taxes	$(16.1)	$(12.6)

In February 2006, we repurchased $15.0 in principal amount of 8.072% Debentures for $16.4 including transaction costs. Despite the repurchase, interest expense in the first quarter of 2006 increased from the same period last year due to increased interest rates on the portion of our debt that is swapped to floating.

Our interest expense was:

•	$22.8 in the three months ended March 31, 2006

•	$21.4 in the three months ended March 31, 2005

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

NET INVESTMENT INCOME

This table summarizes our pretax net investment income by portfolio:

THREE MONTHS ENDED MARCH 31	2006	2005
P&C	$116.9	$113.0
Corporate	7.8	5.6

Total Net Investment Income	$124.7	$118.6

Our investment income yields were:

THREE MONTHS ENDED MARCH 31	2006	2005
Pretax	4.9%	4.9%
After-tax	3.7%	3.6%

The increase in net investment income in the three months ended March 31, 2006 compared with the same period in 2005 was due to an increase in average invested assets, as a result of positive operating cash flows.

Our after-tax yields increased slightly in the three months ended March 31, 2006 compared with the same period in 2005 as a result of increased investment in non-taxable municipal bonds.

NET REALIZED INVESTMENT GAINS AND LOSSES

Pretax net realized investment gains (losses) for the three months ended March 31, 2006 and 2005 by portfolio were:

THREE MONTHS ENDED MARCH 31	2006	2005
P&C	$16.9	$33.1
Corporate	(2.0)	0.4

Total Pretax Net Realized Investment Gains	$14.9	$33.5

Pretax net realized investment gains and losses for the three months ended March 31, 2006 and 2005 by component were:

THREE MONTHS ENDED MARCH 31	2006	2005
Gross Gains on Fixed Maturities Transactions	$4.8	$6.4
Gross Losses on Fixed Maturities Transactions	(7.0)	(0.7)
Gross Gains on Marketable Equity Securities Transactions	30.4	29.8
Gross Losses on Marketable Equity Securities Transactions	(4.5)	(1.4)

Total Net Gains on Securities Transactions	23.7	34.1

Impairments on Fixed Maturities	(7.4)	(1.5)
Impairments on Marketable Equity Securities	(1.7)	—

Total Impairments	(9.1)	(1.5)

Other, Net	0.3	0.9

Total Pretax Net Realized Investment Gains	$14.9	$33.5

Impairments – We closely monitor every investment that has declined in fair value to below our amortized cost. If we determine that the decline is other-than-temporary, we write down the security to its fair value and report the charge as an impairment in Net Realized Investment Gains in our Consolidated Statements of Income in the period that we make that determination.

In our impairment determination process, we consider our intent and ability to hold investments with declines in value until they recover to full value. However, our intent to hold the investment could change due to changes in the financial condition and near-term prospects of the issuer.

Pretax investment impairments by portfolio were:

THREE MONTHS ENDED MARCH 31	2006	2005
P&C
Fixed Maturities	$6.3	$1.0
Marketable Equity Securities	1.7	—
Corporate
Fixed Maturities	1.1	0.5

Total Pretax Investment Impairments	$9.1	$1.5

The increase in impairments in the three months ended March 31, 2006 was due to additional impairment on previously impaired equity securities and our review of our fixed maturities, pursuant to which we determined that some securities may not be held until they recover to full value.

We continually monitor our investment portfolio and markets for opportunities to:

•	Improve credit quality

•	Reduce our exposure to companies and industries with credit problems

•	Manage call risk

For the three months ended March 31, 2006, the fair value of fixed maturities and marketable equity securities that we sold at a loss was $388.1 compared with $69.5 in the same period in 2005. Our total net realized investment loss on these sales for the quarter ended March 31, 2006 was $10.7 compared with $1.6 for the quarter ended March 31, 2005. The net realized investment losses in 2006 were primarily related to securities impaired prior to the quarter ended March 31, 2006, securities that became impaired during the quarter ended March 31, 2006, and securities that had substantially recovered in value.

Investment Portfolio

These tables summarize our investment portfolio at March 31, 2006 and December 31, 2005:

MARCH 31, 2006	COST OR AMORTIZED COST	CARRYING VALUE
P&C
Fixed Maturities – Taxable	$5,614.5	$5,574.9
Fixed Maturities – Non-taxable	3,184.5	3,296.8
CORPORATE
Fixed Maturities – Taxable	338.5	331.0

Total Fixed Maturities	9,137.5	9,202.7
Marketable Equity Securities	800.3	1,194.4
Other Invested Assets	11.5	11.5

Total Investment Portfolio	$9,949.3	$10,408.6

DECEMBER 31, 2005	COST OR AMORTIZED COST	CARRYING VALUE
P&C
Fixed Maturities – Taxable	$5,965.6	$5,994.3
Fixed Maturities – Non-taxable	2,868.1	3,009.1
CORPORATE
Fixed Maturities – Taxable	365.4	358.5

Total Fixed Maturities	9,199.1	9,361.9
Marketable Equity Securities	737.7	1,123.5
Other Invested Assets	10.7	10.7

Total Investment Portfolio	$9,947.5	$10,496.1

As of March 31, 2006, our fixed maturities, carried at $9,202.7 included:

•	Gross unrealized gains of $196.1

•	Gross unrealized losses of $130.9

As of March 31, 2006, our marketable equity securities, carried at $1,194.4 included:

•	Gross unrealized gains of $400.0

•	Gross unrealized losses of $5.9

As of December 31, 2005, our fixed maturities, carried at $9,361.9 included:

•	Gross unrealized gains of $254.1

•	Gross unrealized losses of $91.3

As of December 31, 2005, our marketable equity securities, carried at $1,123.5 included:

•	Gross unrealized gains of $393.9

•	Gross unrealized losses of $8.1

Investments in the banking industry accounted for 11.8% of the total gross unrealized losses at March 31, 2006 and 12.4% of the total gross unrealized losses at December 31, 2005. Investments in secured finance mortgage-backed securities accounted for 11.1% of our total gross unrealized losses at March 31, 2006 and 11.4% of our total gross unrealized losses at December 31, 2005.

We reviewed all our investments with unrealized losses as of March 31, 2006. For all investments other than those for which we recognized an impairment charge, our evaluation determined that all their declines in fair value were temporary, and we have the intent and ability to hold these securities until they recover in value.

This table shows by maturity, the total amount of gross unrealized losses on fixed maturities and marketable equity securities at March 31, 2006:

MARCH 31, 2006	COST OR AMORTIZED COST	FAIR VALUE	COST OR AMORTIZED COST IN EXCESS OF FAIR VALUE
Fixed Maturities:
One Year or Less	$219.0	$218.0	$(1.0)
Over One Year through Five Years	2,483.8	2,416.6	(67.2)
Over Five Years through Ten Years	698.1	678.4	(19.7)
Over Ten Years	1,051.2	1,035.4	(15.8)
Mortgage-Backed Securities	975.0	947.8	(27.2)

Total Fixed Maturities	5,427.1	5,296.2	(130.9)
Total Marketable Equity Securities	149.0	143.1	(5.9)

Total	$5,576.1	$5,439.3	$(136.8)

Unrealized losses on our fixed maturities that have been in a loss position for more than a year at March 31, 2006 were $59.6, compared with $44.5 at December 31, 2005, reflecting changes in interest rates. There were no unrealized losses on our marketable equity securities that were in an unrealized loss position for more than a year at March 31, 2006. Unrealized losses on our marketable equity securities that were in a loss position for more than a year were $1.2 at December 31, 2005. These unrealized losses were less than 1% of our total portfolio at March 31, 2006 and December 31, 2005.

We continue to monitor these securities as part of our overall portfolio evaluation. If we determine an unrealized loss to be other-than-temporary, we report an impairment loss. We report impairment losses in the same period that we make the determination.

DIVERSIFICATION

Our investment portfolio is well-diversified by issuer and industry type with no single issuer, except U.S. Government fixed maturities, exceeding 1% of the fair value of our consolidated investment portfolio.

These tables show our investment types and industries of our fixed maturities and marketable equity securities that exceed 3% of our portfolio at March 31, 2006 and December 31, 2005:

MARCH 31, 2006	CARRYING VALUE	PERCENT OF TOTAL
States and Political Subdivisions	$3,629.5	34.9%
Banks	1,073.0	10.3
U.S. Government and Agencies	908.1	8.7
Electric Utilities	398.2	3.8
Diversified Financial Services	332.4	3.2
Mortgage-Backed Securities	1,183.3	11.4
Other	2,872.6	27.6

Total Fixed Maturities and Marketable Equity Securities	10,397.1	99.9
Other Invested Assets	11.5	0.1

Total Investment Portfolio	$10,408.6	100.0%

DECEMBER 31, 2005	CARRYING VALUE	PERCENT OF TOTAL
States and Political Subdivisions	$3,365.1	32.1%
Banks	1,134.5	10.8
U.S. Government and Agencies	1,005.0	9.6
Electric Utilities	409.5	3.9
Diversified Financial Services	391.5	3.7
Mortgage-Backed Securities	1,238.8	11.8
Other	2,941.0	28.0

Total Fixed Maturities and Marketable Equity Securities	10,485.4	99.9
Other Invested Assets	10.7	0.1

Total Investment Portfolio	$10,496.1	100.0%

INVESTMENT PORTFOLIO QUALITY

The quality ratings of our fixed maturities portfolio were:

RATING	PERCENT AT MARCH 31 2006	PERCENT AT DECEMBER 31 2005
AAA	48%	47%
AA	13	12
A	25	26
BBB	12	13

Subtotal	98	98
BB and lower	1	1
Not Rated	1	1

Total	100%	100%

BELOW INVESTMENT GRADE AND OTHER SECURITIES

A security is considered below investment grade if it has a rating below BBB. Our consolidated investment portfolio included below investment grade fixed maturities with a fair value of:

•	$79.2 at March 31, 2006

•	$103.1 at December 31, 2005

At March 31, 2006, these securities represented 0.9% of our total fixed maturities at fair value. At December 31, 2005, these securities represented 1.1% of our total fixed maturities at fair value. The related amortized cost of the below investment grade fixed maturities at March 31, 2006 was $76.1 compared with $99.5 at December 31, 2005.

As of March 31, 2006, our below investment grade securities included gross unrealized gains of $3.6 and gross unrealized losses of $0.5. As of December 31, 2005, our below investment grade securities included gross unrealized gains of $4.5 and gross unrealized losses of $0.9.

At March 31, 2006, our investment portfolio also included:

•	$109.4 of non-publicly traded fixed maturities and marketable equity securities – representing 1.1% of our total portfolio

•	$69.3 of not-rated fixed maturities – securities not rated by a national rating service – representing 0.7% of our total portfolio

At December 31, 2005, our investment portfolio included:

•	$129.3 of non-publicly traded fixed maturities and marketable equity securities – representing 1.2% of our total portfolio

•	$85.3 of not-rated fixed maturities – representing 0.8% of our total portfolio

MORTGAGE-BACKED SECURITIES

Our mortgage-backed securities consist mainly of commercial mortgage-backed securities (CMBSs), residential collateralized mortgage obligations (CMOs) and pass-throughs.

These tables summarize our holdings of mortgage-backed securities at March 31, 2006 and December 31, 2005:

	COST OR AMORTIZED COST	CARRYING VALUE
MARCH 31, 2006		AMOUNT	PERCENT
RESIDENTIAL
Planned and Targeted Amortization Class and Sequential Pay CMOs	$616.9	$599.1	50.6%
Subordinates	60.9	60.3	5.1
Accrual Coupon (Z-Tranche) CMOs	8.5	8.8	0.7
Residential Mortgage-Backed Pass-Throughs (Non-CMOs)	19.8	19.7	1.7

Total Residential	706.1	687.9	58.1
SECURITIZED COMMERCIAL REAL ESTATE
CMBS Seniors	292.0	289.0	24.4
CMBS Subordinates	91.6	93.3	7.9
Government/Agency-Backed	43.3	43.7	3.7

Total Securitized Commercial Real Estate	426.9	426.0	36.0
Asset-Backed Seniors	43.4	42.7	3.6
Asset-Backed Subordinates	27.3	26.7	2.3

Total	$1,203.7	$1,183.3	100.0%

	COST OR AMORTIZED COST	CARRYING VALUE
DECEMBER 31, 2005		AMOUNT	PERCENT
RESIDENTIAL
Planned and Targeted Amortization Class and Sequential Pay CMOs	$632.2	$620.0	50.0%
Subordinates	56.6	56.6	4.6
Accrual Coupon (Z-Tranche) CMOs	8.9	9.5	0.8
Residential Mortgage-Backed Pass-Throughs (Non-CMOs)	5.8	5.7	0.5

Total Residential	703.5	691.8	55.9
SECURITIZED COMMERCIAL REAL ESTATE
CMBS Seniors	327.2	326.5	26.3
CMBS Subordinates	92.0	94.5	7.6
Government/Agency-Backed	60.6	61.5	5.0

Total Securitized Commercial Real Estate	479.8	482.5	38.9
Asset-Backed Seniors	37.9	37.5	3.0
Asset-Backed Subordinates	27.4	27.0	2.2

Total	$1,248.6	$1,238.8	100.0%

Here are the quality ratings of our mortgage-backed securities portfolio.

RATING	PERCENT AT MARCH 31 2006	PERCENT AT DECEMBER 31 2005
Government/Agency-Backed	35%	36%
AAA	51	51
AA	7	5
A	2	3
BBB	5	5
BB or lower	—	—

Total	100%	100%

Capital Resources and Liquidity

OUR LIQUIDITY NEEDS

Liquidity is a measure of our ability to generate sufficient cash flows to meet the short- and long-term cash requirements of our insurance operations.

P&C insurance liabilities are somewhat unpredictable and mostly short in duration. The payments we make to policyholders depend upon losses they suffer from accidents or other unpredictable events that are covered by insurance. Although we estimate how much cash we’ll need and when we’ll need it based on prior experience and the mix of business we write, we cannot predict all future events, particularly catastrophes. So we invest most of our money in high-quality liquid securities – investments that can quickly be turned into cash – to support our projected or potential need for liquidity.

We believe that cash flows from our operations, investment portfolio and bank credit facility are sufficient to meet our future liquidity needs.

SOURCES OF OUR FUNDS

We get cash from insurance premiums, dividends, interest, sales or maturity of investments and, when appropriate, debt and equity offerings.

We have not engaged in the sale of investments or other assets by securitization.

Our cash flow for the three months ended March 31, 2006 and 2005 was:

THREE MONTHS ENDED MARCH 31	2006	2005
Cash and Cash Equivalents – Beginning of Period	$556.3	$251.9
Net Cash Provided by (Used in):
Operating Activities	79.7	161.1
Investing Activities	30.3	(41.3)
Financing Activities	(289.7)	(16.9)

Cash and Cash Equivalents – End of Period	$376.6	$354.8

The decrease in cash provided by operating activities for the first quarter of 2006 was due to higher payments for losses of $34.4 (including losses from the 2005 hurricanes) over the same period in 2005 and lower premiums received of $23.7 compared with the same period in 2005.

The increase in cash provided by investing activities was a result of increased sales of fixed maturities and marketable equity securities.

The increase in cash used in financing activities was a result of share repurchases described below.

The first quarter is usually our lowest quarter for operating cash flow due to annual cash payouts for agent and employee bonuses.

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

Our Capital Structure – Capital resources protect our policyholders, provide us with financial strength and facilitate continued business growth. Our capital structure consists of debt and equity and was as follows:

	MARCH 31, 2006	DECEMBER 31, 2005
Total Debt	$1,292.0	$1,307.0

Equity Excluding Accumulated Other Comprehensive Income (AOCI)	3,703.0	3,767.8
AOCI	298.7	356.8

Total Shareholders’ Equity	4,001.7	4,124.6

Total Capitalization	$5,293.7	$5,431.6

Ratio of Debt to Equity	32.3%	31.7%
Ratio of Debt to Capitalization	24.4%	24.1%

In February 2006, we repurchased $15.0 in principal amount of 8.072% Debentures for $16.4 including transaction costs.

During the first quarter of 2006, we repurchased 5,197,963 shares of our outstanding common stock at an average price of $51.97 per share for a total cost of $270.2 as described below.

In January 2006, we repurchased 477,800 shares at an average price of $53.69 per share for a total cost of $25.7.

In February 2006, we executed a Rule 10b5-1 trading plan to purchase up to $250.0 of our outstanding common stock. This plan allowed us to repurchase our shares during periods when we would normally not be active in the market because of our own internal trading windows. Under this program, we repurchased 4,720,163 shares at an average price of $51.79 per share for a total cost of $244.5 in the first quarter of 2006. We completed the Rule 10b5-1 trading plan on April 3, 2006, repurchasing a total of 4,828,670 shares at an average price of $51.75 per share for a total cost of $250.0. Approximately 4.8 million shares remain available for repurchase under board-approved repurchase programs.

Our Bank Credit Facility — We maintain a $300.0 five-year revolving credit facility, which may be used for working capital and general corporate purposes. The terms of the bank credit facility – which runs through March 2010 – require us to:

•	Pay a fee to have these funds available

•	Maintain a specified minimum level of shareholders’ equity

•	Keep our debt-to-capitalization ratio below a specified maximum

The bank credit facility does not require us to maintain any deposits as compensating balances. At March 31, 2006, we had no borrowings under the bank credit facility and we were in compliance with its covenants.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements that have or are reasonably likely to have a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

FINANCIAL STRENGTH RATINGS

Financial strength ratings provide a benchmark for comparing insurers. Higher ratings generally indicate greater financial strength and a stronger ability to pay claims.

Here are our current ratings:

	A.M. BEST	FITCH	MOODY’S	STANDARD & POOR’S
Safeco Corporation:
Senior Debt	bbb+	A-	Baa1	BBB+
Financial Strength:
P&C Insurance Subsidiaries	A	AA-	A1	A+

In 2005, A.M. Best, Standard & Poor’s and Moody’s affirmed our ratings and revised their outlooks to positive from stable. Also, in 2005, Fitch affirmed our ratings and maintained its stable outlook.

Impact of Financial Strength Ratings

Lower financial strength ratings could materially and adversely affect our company and its performance and could:

•	Increase the number of customers who terminate their policies

•	Decrease new sales

•	Increase our borrowing costs

•	Limit our access to capital

•	Restrict our ability to compete

ITEM 4 – CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934 (the Exchange Act), our management, including our Chief Executive Officer and Principal Accounting Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Principal Accounting Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Principal Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d) of the Exchange Act, our management, including our Chief Executive Officer and Principal Accounting Officer, has evaluated our internal control over financial reporting to determine whether any changes occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, management has determined that there has been no such change during the first quarter.

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

In July 2004, the Roman Catholic Archdiocese of Portland filed for bankruptcy protection in the U.S. Bankruptcy Court for the District of Portland. In connection with this bankruptcy, the Archdiocese has listed insurance policies allegedly issued by our insurance subsidiaries as assets in such bankruptcy, and has filed a lawsuit alleging that our insurance subsidiaries wrongfully denied coverage for claims alleging sexual misconduct by the Archdiocese. We deny that any insurance coverage is owed the Portland Archdiocese, and we will vigorously defend against this lawsuit.

On July 19, 2005, we received a shareholder demand letter asserting that our directors and certain former officers of Talbot Financial Corporation (Talbot) breached their duties owed to Safeco in connection with the sale of Talbot in July 2004. The letter demanded that we commence an action against the directors who approved the transaction and against the officers involved in the transaction. We formed a board committee comprised of directors not involved in the sale to review the matter. Following an investigation, the committee determined that the actions called for in the letter should not be undertaken. The shareholder, Nicholas Goldware, trustee of the Goldware Family Trust, subsequently filed a derivative complaint in King County Superior Court on March 14, 2006, Case No. 06-2-08983-9. The complaint names as defendants certain current and former members of our board of directors, unnamed members of the board of directors of our subsidiary, General America Corporation, and the Talbot officers. The complaint alleges the defendants breached fiduciary duties, that the Talbot officers were unjustly enriched, and that the director defendants participated in and facilitated a breach of fiduciary duties by the Talbot officers. The complaint is derivative in nature and does not seek monetary damages from us. However, we may be required, throughout the pendency of this action, to advance payment of legal fees and costs incurred by the defendants.

We do not believe that any such litigation will materially and adversely affect our financial condition, operating results or liquidity.

Our property and casualty insurance subsidiaries are parties to a number of lawsuits for liability coverages related to asbestos, environmental claims and construction defects. Estimation of reserves for such claims is difficult. However, we do not expect these lawsuits to materially affect our financial condition.

ITEM 2 – ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1-31	477,800	53.69	477,800	9,522,200
February 1-28	1,845,163	51.92	1,845,163	7,677,037
March 1-31	2,875,000	51.71	2,875,000	4,802,037

Total	5,197,963	51.97	5,197,963

(1)	We announced in February 2006 that we intended to repurchase $250.0 of our common stock before the end of the year. In this regard, we repurchased 4,720,163 shares of our common stock at an average price of $51.79 per share under a Rule 10b5-1 trading program in the first quarter. In December 2005, we increased our share repurchase authorization to 10 million shares of common stock, including shares that remain available for repurchase under previously approved programs. Under this authorization, we repurchased 447,800 shares of our common stock at an average price of $53.69 per share in the first quarter.

ITEM 6 – EXHIBITS

10.1	Separation Agreement between Safeco Corporation and Yomtov Senegor, dated as of April 4, 2006.

31.1	Certification of Chief Executive Officer of Safeco Corporation dated May 2, 2006, in accordance with Rule 13a-14(a) or 15d-14(a) Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Accounting Officer of Safeco Corporation dated May 2, 2006, in accordance with Rule 13a-14(a) or15d-14(a) Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer of Safeco Corporation dated May 2, 2006, in accordance with 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Accounting Officer of Safeco Corporation, dated May 2, 2006, in accordance with 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Safeco Corporation and Subsidiaries

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 2, 2006.

Safeco Corporation
Registrant

/s/ Charles F. Horne, Jr.
Charles F. Horne, Jr. Senior Vice President and Controller, Principal Accounting Officer