Form 10-Q
period 2006-06-30
SAFECO CORP
filed 2006-08-02
CIK 86104

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended June 30, 2006

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Transition Period from ____________ to ____________.

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

116,357,002 shares of common stock were outstanding at July 21, 2006.

Safeco Corporation and Subsidiaries

Safeco Corporation and Subsidiaries

Consolidated Statements of Income

(In millions, except per share amounts)

	THREE MONTHS ENDED JUNE 30		SIX MONTHS ENDED JUNE 30
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)
REVENUES
Net Earned Premiums	$1,414.8	$1,456.9	$2,836.7	$2,885.3
Net Investment Income	125.5	119.9	250.2	238.5
Net Realized Investment Gains (Losses)	(37.2)	13.8	(22.3)	47.3
Gain on Sales of Real Estate	32.8	—	32.8	—
Other Revenues	0.1	0.1	0.1	0.1

Total Revenues	1,536.0	1,590.7	3,097.5	3,171.2

EXPENSES
Losses and Loss Adjustment Expenses	803.5	881.6	1,640.8	1,748.2
Amortization of Deferred Policy Acquisition Costs	227.4	239.7	463.5	483.2
Other Underwriting and Operating Expenses	195.0	171.9	355.3	323.1
Interest Expense	22.9	22.0	45.7	43.4
Restructuring Charges	1.1	0.8	2.0	1.0

Total Expenses	1,249.9	1,316.0	2,507.3	2,598.9

Income before Income Taxes	286.1	274.7	590.2	572.3
Provision for Income Taxes	86.4	87.4	182.3	173.0

Net Income	$199.7	$187.3	$407.9	$399.3

COMPUTATION OF NET INCOME PER SHARE
Diluted:
Average Number of Common Shares Outstanding	118.4	127.6	120.3	127.4
Additional Common Shares Assumed Issued Under Treasury Stock Method	0.6	1.1	0.7	1.0

Average Shares Outstanding - Diluted	119.0	128.7	121.0	128.4

Net Income Per Share	$1.68	$1.46	$3.37	$3.11
Basic:
Average Number of Common Shares Outstanding	118.4	127.6	120.3	127.4

Net Income Per Share	$1.69	$1.47	$3.39	$3.13

Dividends Declared per Share	$0.30	$0.25	$0.55	$0.47

See Condensed Notes to Consolidated Financial Statements.

Safeco Corporation and Subsidiaries

Consolidated Balance Sheets

(In millions)

	JUNE 30 2006	DECEMBER 31 2005
	(Unaudited)
ASSETS
Investments
Available-for-Sale Securities:
Fixed Maturities, at Fair Value (Cost or amortized cost: $9,011.9; $9,199.1)	$9,018.9	$9,361.9
Marketable Equity Securities, at Fair Value (Cost: $862.3; $737.7)	1,238.9	1,123.5
Other Invested Assets	11.4	10.7

Total Investments	10,269.2	10,496.1
Cash and Cash Equivalents	545.8	556.3
Accrued Investment Income	128.0	131.4
Premiums and Service Fees Receivable	1,115.5	1,084.7
Deferred Policy Acquisition Costs	381.1	376.4
Reinsurance Recoverables	417.4	447.0
Property and Equipment for Company Use (At cost less accumulated depreciation: $264.0; $307.6)	143.6	323.1
Property and Equipment Held-For-Sale (At cost less accumulated depreciation: $40.7; $41.8)	27.1	35.1
Current Income Taxes Recoverable	18.5	51.7
Net Deferred Income Tax Assets	305.4	280.4
Other Assets	134.1	130.2
Securities Lending Collateral	852.6	974.6

Total Assets	$14,338.3	$14,887.0

LIABILITIES AND SHAREHOLDERS’ EQUITY
Loss and Loss Adjustment Expense Reserves	$5,199.1	$5,358.2
Unearned Premiums	2,184.0	2,139.8
Debt	1,274.7	1,307.0
Other Liabilities	883.1	982.8
Securities Lending Payable	852.6	974.6

Total Liabilities	10,393.5	10,762.4

Commitments and Contingencies	—	—
Preferred Stock, No Par Value
Shares Authorized: 10.0
Shares Issued and Outstanding: None	—	—
Common Stock, No Par Value
Shares Authorized: 300.0
Shares Reserved for Stock Awards: 5.7; 7.5
Shares Issued and Outstanding: 116.3; 123.6	19.7	434.8
Retained Earnings	3,675.5	3,333.0
Accumulated Other Comprehensive Income, Net of Taxes	249.6	356.8

Total Shareholders’ Equity	3,944.8	4,124.6

Total Liabilities and Shareholders’ Equity	$14,338.3	$14,887.0

See Condensed Notes to Consolidated Financial Statements.

Safeco Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(In millions)

SIX MONTHS ENDED JUNE 30	2006	2005
	(Unaudited)
OPERATING ACTIVITIES
Insurance Premiums Received	$2,858.0	$2,938.5
Dividends and Interest Received	276.2	252.2
Losses and Loss Adjustment Expenses Paid	(1,794.3)	(1,733.4)
Underwriting, Acquisition, Insurance and Other Operating Costs Paid	(911.6)	(846.9)
Interest Paid	(45.1)	(42.2)
Income Taxes Paid	(105.6)	(87.1)

Net Cash Provided by Operating Activities	277.6	481.1

INVESTING ACTIVITIES
Purchases of:
Fixed Maturities Available-for-Sale	(1,080.3)	(1,065.4)
Marketable Equity Securities Available-for-Sale	(339.8)	(192.8)
Maturities and Calls of Fixed Maturities Available-for-Sale	470.3	541.9
Sales of:
Fixed Maturities Available-for-Sale	778.9	260.0
Marketable Equity Securities Available-for-Sale	244.4	156.2
Real Estate	212.6	—
Sale of Subsidiary, Net of Cash Sold	(42.2)	—
Other, Net	(17.7)	(3.4)

Net Cash Provided by (Used in) Investing Activities	226.2	(303.5)

FINANCING ACTIVITIES
Common Stock Reacquired	(475.7)	(16.1)
Dividends Paid to Shareholders	(60.7)	(55.9)
Stock Options Exercised	57.4	22.5
Repurchase of Debt	(35.3)	—

Net Cash Used in Financing Activities	(514.3)	(49.5)

Net Increase (Decrease) in Cash and Cash Equivalents	(10.5)	128.1
Cash and Cash Equivalents at Beginning of Period	556.3	251.9

Cash and Cash Equivalents at End of Period	$545.8	$380.0

See Condensed Notes to Consolidated Financial Statements.

Safeco Corporation and Subsidiaries

Consolidated Statements of Cash Flows –

Reconciliation of Net Income to Net Cash Provided by Operating Activities

(In millions)

SIX MONTHS ENDED JUNE 30	2006	2005
	(Unaudited)
Net Income	$407.9	$399.3

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Net Realized Investment (Gains) Losses	22.3	(47.3)
Amortization of Fixed Maturities	21.8	23.4
Amortization and Depreciation	24.6	25.4
Deferred Income Tax Provision	34.7	84.3
Gain on Sales of Real Estate	(32.8)	—
Other, Net	(4.0)	8.4
Changes in:
Accrued Investment Income	3.4	(2.5)
Premiums and Service Fees Receivable	(30.8)	6.9
Current Income Taxes Recoverable	33.2	0.9
Deferred Policy Acquisition Costs	(4.7)	(5.1)
Loss and Loss Adjustment Expense Reserves	(159.1)	15.3
Unearned Premiums	44.2	57.7
Other Assets and Liabilities	(83.1)	(85.6)

Total Adjustments	(130.3)	81.8

Net Cash Provided by Operating Activities	$277.6	$481.1

There were no significant non-cash financing or investing activities for the six months ended June 30, 2006 or 2005.

See Condensed Notes to Consolidated Financial Statements.

Safeco Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity

(In millions, except share amounts)

SIX MONTHS ENDED JUNE 30	2006	2005
	(Unaudited)
COMMON STOCK
Balance at Beginning of Period	$434.8	$641.8
Stock Issued for Options and Rights (including Taxes of $8.7; $2.6)	64.1	25.1
Stock Compensation	1.9	7.5
Reclassification of Share-Based Payments to Liabilities	(5.4)	—
Shares Reacquired	(475.7)	(16.1)

Balance at End of Period	19.7	658.3

RETAINED EARNINGS
Balance at Beginning of Period	3,333.0	2,763.8
Net Income	407.9	399.3
Dividends Declared	(65.4)	(60.0)

Balance at End of Period	3,675.5	3,103.1

ACCUMULATED OTHER COMPREHENSIVE INCOME, NET OF TAXES
Balance at Beginning of Period	356.8	515.3
Other Comprehensive Loss	(107.2)	(48.0)

Balance at End of Period	249.6	467.3

Shareholders’ Equity	$3,944.8	$4,228.7

SIX MONTHS ENDED JUNE 30	2006	2005
	(Unaudited)
COMMON SHARES OUTSTANDING
Number of Shares Outstanding at Beginning of Period	123,584,593	126,958,493
Shares Issued for Stock Options and Rights	1,651,859	839,244
Shares Reacquired	(8,892,770)	—

Number of Shares Outstanding at End of Period	116,343,682	127,797,737

See Condensed Notes to Consolidated Financial Statements.

Safeco Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

(In millions)

	THREE MONTHS ENDED JUNE 30		SIX MONTHS ENDED JUNE 30
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)
Net Income	$199.7	$187.3	$407.9	$399.3

Other Comprehensive Income (Loss), Net of Taxes:
Change in Unrealized Gains on Available-for-Sale Securities	(73.9)	89.8	(122.2)	(16.8)
Reclassification Adjustment for Net Realized Investment (Gains) Losses Included in Net Income	24.8	(9.2)	15.0	(31.2)

Other Comprehensive Income (Loss)	(49.1)	80.6	(107.2)	(48.0)

Comprehensive Income	$150.6	$267.9	$300.7	$351.3

See Condensed Notes to Consolidated Financial Statements.

Safeco Corporation and Subsidiaries

Condensed Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in millions except per share data, unless noted otherwise)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Safeco Corporation is a Washington State corporation operating across the United States. We sell property and casualty insurance to drivers, homeowners and small- and mid-size businesses. We generated virtually all our revenues from these activities.

Throughout our Consolidated Financial Statements, we refer to Safeco Corporation and its subsidiaries as “Safeco,” “we” and “our.” We refer to the property and casualty businesses as “Property & Casualty” and “P&C.” We refer to all other activities, primarily the financing of our business activities, as “Corporate.”

Basis of Consolidation and Reporting and Use of Estimates

We have prepared our Consolidated Financial Statements in conformity with U.S. generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q. Certain financial information that is required in the annual financial statements prepared in conformity with GAAP may not be required for interim financial reporting purposes and has been condensed or omitted. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation of results for the interim periods have been included. Results for the six-month period ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

Our Consolidated Financial Statements and Condensed Notes to the Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes to the Consolidated Financial Statements included in our 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Preparing our interim financial statements in conformity with GAAP requires us to make estimates and assumptions that may affect amounts reported in our Consolidated Financial Statements and accompanying Condensed Notes to the Consolidated Financial Statements. Actual results could differ from those estimates.

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

Effective January 1, 2006, with the adoption of Statement of Financial Accounting Standards (SFAS) 123(R), “Share-Based Payment,” we classified our outstanding restricted stock rights (RSRs) as liability awards as we expect to settle the awards in cash. Accordingly, we did not include them in additional common shares assumed issued and they do not affect the calculation of our diluted earnings per share.

Common Stock

When we repurchase any of our common stock, we reduce our capital stock to reflect the repurchase on our Consolidated Balance Sheets. In accordance with the Washington Business Corporation Act, we do not show treasury stock as a separate reduction to Shareholders’ Equity on our Consolidated Balance Sheets.

During the first six months of 2006, we repurchased 8,892,770 shares of our outstanding common stock at an average price of $53.45 per share for a total cost of $475.7 as described below.

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

On May 8, 2006, we executed a Rule 10b5-1 trading plan to purchase up to $200.0 of our outstanding common stock. We completed this trading plan on June 27, 2006, repurchasing a total of 3,586,300 shares at an average price of $55.75 per share for a total cost of $200.0.

During the second quarter of 2005, we completed an Accelerated Stock Buyback (ASB) program, paying a price adjustment of $16.1 based on the volume weighted average price of our common stock during the period of the ASB repurchases. We reported this price adjustment in our Consolidated Statements of Shareholders’ Equity as of June 30, 2005.

Dividends

On July 24, 2006, we paid a quarterly dividend of $0.30 per share. This represented a 20% increase per share over the first quarter dividend of $0.25 per share.

Income Taxes

Our provision for income taxes included a tax benefit of $0.6 for the three months ended June 30, 2005 and $10.6 for the six months ended June 30, 2005, stemming primarily from the favorable resolution of state tax-related issues.

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

We had a market value of $765.3 of fixed maturities and $70.8 of marketable equity securities loaned at June 30, 2006. We had a market value of $849.8 of fixed maturities and $102.6 of marketable equity securities loaned at December 31, 2005. We report the Securities Lending Collateral and the corresponding Securities Lending Payable on our Consolidated Balance Sheets as assets and liabilities.

New Accounting Standards

SFAS 123(R), “Share-Based Payment” – In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS 123(R), a revision of SFAS 123. SFAS 123(R) requires all share-based compensation awards granted, modified or settled after December 15, 1994 to be accounted for using the fair value method of accounting. We adopted SFAS 123(R) on January 1, 2006 as described in Notes 1 and 2, and the adoption did not have a material impact on our financial condition or results of operations.

FASB Interpretation Number (FIN) 48, “Accounting for Uncertainty in Income Taxes” – In June 2006, the FASB issued an interpretation to clarify when income tax benefits should be recognized. Under FIN 48, a company is able to record income tax benefits only if it is “more likely than not” to be sustained upon Internal Revenue Service (IRS) examination. Further, the company must assume that every uncertain tax position will be examined by the IRS, and it must take that assumption into account in its determination of “more likely than not” in the period. Previously recorded income tax benefits that no longer qualify are required to be charged to earnings in the period that determination is made. This interpretation applies to the first annual period beginning after December 15, 2006. We do not expect the adoption to have a material impact on our financial position or results of operations.

NOTE 2 – STOCK INCENTIVE PLANS

The Safeco Long-Term Incentive Plan of 1997 (the Plan), as amended, provides for the issuance of up to 12,000,000 shares of our common stock. Incentive stock options, non-qualified stock options, restricted stock rights (RSRs), performance stock rights (PSRs), and stock appreciation rights are authorized under the Plan. The terms and conditions upon which options become exercisable vary among grants. However, option rights expire no later than 10 years from the date of grant. We can make grants to key employees and non-employee directors. Options and RSRs generally vest on a straight-line basis over four years. We grant all such stock-based compensation awards at the fair market value of our stock on the date of the grant.

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

On January 1, 2006, we adopted the fair value recognition provisions of SFAS 123(R), using the modified prospective transition method. Under that transition method, we recognized compensation cost upon adoption for all share-based payments granted prior to January 1, 2003, but not vested as of January 1, 2006, in accordance with the original provisions of SFAS 123. We also recognized compensation cost in the first six months of 2006 for all share-based payments granted and earned after January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R).

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

We did not restate results for prior periods. Our adoption of SFAS 123(R) did not have a material impact on our Consolidated Statements of Income or Statements of Cash Flows.

At June 30, 2006, we had 1,815,918 stock options outstanding (vested and unvested), 762,240 RSRs awarded but not yet vested, and 3,104,474 shares of common stock reserved for future awards. We issue reserved shares to satisfy stock option exercises and RSRs and PSRs settled in stock.

Compensation Expense

SFAS 123(R) requires compensation expense associated with the share-based awards to be recognized over the requisite service period. This is the period of time between the grant-date and the award’s stated vesting term.

Stock-based compensation expense was $8.6 ($5.7 after tax) for the three months ended June 30, 2006, and $13.9 ($9.2 after tax) for the six months ended June 30, 2006. Stock-based compensation expense was $7.6 ($5.1 after tax) for the three months ended June 30, 2005, and $14.2 ($9.5 after tax) for the six months ended June 30, 2005. The compensation cost related to non-vested share-based compensation arrangements granted under the Plan but not yet recognized was $28.2 at June 30, 2006. We expect to recognize that cost over a weighted-average period of 3.1 years.

We show, on a pro forma basis, the effect on our net income and net income per share as if we applied the fair value method to all outstanding and unvested awards prior to the adoption of SFAS 123(R):

(In millions, except per share amounts)	THREE MONTHS ENDED JUNE 30, 2005	SIX MONTHS ENDED JUNE 30, 2005
Net Income, as reported	$187.3	$399.3
Add Back: After-Tax Stock-based Compensation Expense Included in Reported Net Income	5.1	9.5
Deduct: Pro Forma Stock-based Compensation Expense *	(5.4)	(10.1)

Pro Forma Net Income	$187.0	$398.7

Net Income Per Share
Basic – as Reported	$1.47	$3.13
Diluted – as Reported	$1.46	$3.11
Basic – Pro Forma	$1.47	$3.13
Diluted – Pro Forma	$1.45	$3.11

*	Determined under fair value based method for all awards, net of related tax effects.

RSR and PSR Activity

RSRs provide for the holder to receive a stated number of shares if the holder remains employed for a stated number of years. We have classified our RSRs as liability awards. RSRs are valued based upon the fair market value of our common stock on the date of grant and are remeasured at the end of each period to the current fair market value. PSRs provide for the holder to receive a stated number of shares if the company attains certain specified performance goals within a stated performance cycle. There were no outstanding PSRs as of June 30, 2006.

Vested RSRs and earned PSRs are paid in cash based on the fair market value of our stock on the issue/payment date or, in some instances, issued in stock at the option of the holder. We charge RSR compensation expense to operations over the vesting period and PSR compensation expense when it is probable the performance goals will be achieved.

We summarize our RSR and PSR activity for the three and six months ended June 30, 2006 below:

	PSRs		RSRs
	Shares	Weighted- Average Grant-Date Fair Value	Shares	Weighted- Average Grant-Date Fair Value
Non-vested at January 1, 2006	36,602	$35.03	748,392	$47.00
Granted	5,649	35.03	337,428	52.28
Vested	(42,251)	35.03	(201,060)	45.20
Forfeited	—	—	(111,228)	46.49

Non-vested at March 31, 2006	—	$—	773,532	$49.85
Granted	—	—	47,312	53.70
Vested	—	—	(24,655)	48.11
Forfeited	—	—	(33,949)	49.01

Non-vested at June 30, 2006	—	$—	762,240	$50.18

We paid $1.5 in cash in the three months ended June 30, 2006 and $10.9 in the six months ended June 30, 2006 to settle RSRs. We paid $3.3 in cash in the three months ended June 30, 2005 and $8.0 in the six months ended June 30, 2005 to settle RSRs. We used stock valued at $0.4 in the six months ended June 30, 2006 and $1.5 in the six months ended June 30, 2005 to settle PSRs. We paid $1.8 in the six months ended June 30, 2006 to settle PSRs. We paid $1.5 in the six months ended June 30, 2005 to settle PSRs.

We used stock valued at $3.3 in the six months ended June 30, 2006 to settle RSRs. We used stock valued at $3.5 in the six months ended June 30, 2005 to settle RSRs. No stock was used to settle RSRs in the three months ended June 30, 2006 or 2005.

We summarize our RSRs granted and vested for the three and six months ended June 30, 2006 below.

	THREE MONTHS ENDED JUNE 30		SIX MONTHS ENDED JUNE 30
	2006	2005	2006	2005
Weighted Average Grant-Date Fair Value of RSRs	$53.70	$52.99	$52.46	$49.47
Fair Value of RSRs Vested	$1.5	$3.3	$14.2	$11.5

Stock Option Valuation

We used the Black-Scholes method (which models the value over time of financial instruments) to estimate the fair value at grant date of the options. The Black-Scholes method uses several assumptions to value an option. We used the following assumptions:

•	Expected Dividend Yield – reflects our average stock price for the last two years and our current dividend payout.

•	Expected Volatility in Stock Price – reflects the historical change in our stock price over the expected term of the stock option.

•	Risk-free Interest Rate – reflects the average rate on the treasury bond with maturity equal to the expected term of the option.

•	Expected Life of Stock Awards – As allowed under SFAS 123(R), we elected the simplified method to calculate an expected life based on the midpoint between the vesting date and the end of the contractual term of the stock award.

We show the weighted-average assumptions used in the option pricing model for stock option grants below:

SIX MONTHS ENDED JUNE 30	2006
Expected Dividend Yield	2.1%
Expected Volatility in Stock Price	31.3%
Risk-Free Interest Rate	4.4%
Expected Life of Stock Awards	6.9 years
Weighted Average Fair Value at Grant Date	$18.78

Stock Option Activity

We granted no options in 2005. In January 2006, we granted 250,000 stock options to our Chief Executive Officer on her hire date at an exercise price equal to the fair market value of our common stock on the date of grant. In June 2006, we granted 9,770 stock options to our Chief Financial Officer on his hire date at an exercise price equal to the fair market value of our common stock on the date of grant.

We summarize stock option activity for the three and six months ended June 30, 2006 below:

	Shares	Weighted- Average Exercise Price per Share	Weighed- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2006	3,227,742	$33.97	6.38	$72,715,168
Granted	250,000	57.75
Exercised	(709,719)	31.05
Forfeited	(106,500)	38.31

Outstanding at March 31, 2006	2,661,523	$36.81	6.56	$37,550,071
Granted	9,770	55.17
Exercised	(839,150)	34.00
Forfeited	(16,225)	37.42

Outstanding at June 30, 2006	1,815,918	38.20	6.47	33,301,010

Vested or Expected to Vest at June 30, 2006	1,745,674	37.78	6.40	32,722,955

Exercisable at June 30, 2006	1,347,636	$34.50	5.82	$29,447,530

The intrinsic value is the difference between the current market value and grant price of our options. We summarize the values of our exercised and vested options for the three and six months ended June 30, 2006 below:

	THREE MONTHS ENDED JUNE 30		SIX MONTHS ENDED JUNE 30
	2006	2005	2006	2005
Intrinsic Value of Options Exercised	$15.4	$7.5	$30.6	$11.6
Fair Value of Options Vested	$10.0	$10.7	$19.7	$10.9

We received cash from stock option exercises of $28.6 for the three months ended June 30, 2006 and $50.5 for the six months ended June 30, 2006. We received cash from stock option exercises of $11.5 for the three months ended June 30, 2005 and $22.5 for the six months ended June 30, 2005.

The income tax benefits resulting from stock option exercises totaled $5.4 for the three months ended June 30, 2006 and $10.6 for the six months ended June 30, 2006. The income tax benefits resulting from stock option exercises totaled $2.6 for the three months ended June 30, 2005 and $3.8 for the six months ended June 30, 2005. We issue reserved shares to satisfy stock option exercises.

NOTE 3 – INVESTMENTS

The following tables summarize our fixed maturities and marketable equity securities:

JUNE 30, 2006	COST OR AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	NET UNREALIZED GAINS (LOSSES)	FAIR VALUE
Fixed Maturities:
U.S. Government and Agencies	$807.0	$13.9	$(11.2)	$2.7	$809.7
States and Political Subdivisions	3,804.2	101.0	(43.5)	57.5	3,861.7
Foreign Governments	63.8	7.1	(0.3)	6.8	70.6
Corporate Securities:
Banks	797.6	5.7	(13.9)	(8.2)	789.4
Electric Utilities	311.8	1.2	(6.4)	(5.2)	306.6
Diversified Financial Services	273.0	2.6	(3.5)	(0.9)	272.1
Other	1,719.1	15.1	(37.0)	(21.9)	1,697.2

Total Corporate Securities	3,101.5	24.6	(60.8)	(36.2)	3,065.3
Mortgage-Backed Securities	1,235.4	5.1	(28.9)	(23.8)	1,211.6

Total Fixed Maturities	9,011.9	151.7	(144.7)	7.0	9,018.9
Marketable Equity Securities	862.3	400.5	(23.9)	376.6	1,238.9

Total	$9,874.2	$552.2	$(168.6)	$383.6	$10,257.8

DECEMBER 31, 2005	COST OR AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	NET UNREALIZED GAINS (LOSSES)	FAIR VALUE
Fixed Maturities:
U.S. Government and Agencies	$972.5	$35.1	$(8.7)	$26.4	$998.9
States and Political Subdivisions	3,228.0	148.9	(11.8)	137.1	3,365.1
Foreign Governments	66.4	8.2	(0.8)	7.4	73.8
Corporate Securities:
Banks	873.7	10.2	(12.3)	(2.1)	871.6
Electric Utilities	376.9	1.9	(5.3)	(3.4)	373.5
Diversified Financial Services	343.8	4.5	(4.4)	0.1	343.9
Other	2,089.2	34.8	(27.7)	7.1	2,096.3

Total Corporate Securities	3,683.6	51.4	(49.7)	1.7	3,685.3
Mortgage-Backed Securities	1,248.6	10.5	(20.3)	(9.8)	1,238.8

Total Fixed Maturities	9,199.1	254.1	(91.3)	162.8	9,361.9
Marketable Equity Securities	737.7	393.9	(8.1)	385.8	1,123.5

Total	$9,936.8	$648.0	$(99.4)	$548.6	$10,485.4

The following table illustrates gross unrealized losses and fair values for our investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2006:

	LESS THAN 12 MONTHS		12 MONTHS OR MORE		TOTAL
DESCRIPTION OF SECURITIES	FAIR VALUE	UNREALIZED LOSSES	FAIR VALUE	UNREALIZED LOSSES	FAIR VALUE	UNREALIZED LOSSES
Fixed Maturities:
U.S. Government and Agencies	$254.9	$(7.0)	$88.0	$(4.2)	$342.9	$(11.2)
States and Political Subdivisions	1,909.5	(37.4)	128.9	(6.1)	2,038.4	(43.5)
Foreign Governments	—	—	6.0	(0.3)	6.0	(0.3)
Corporate Securities	1,135.7	(30.7)	760.0	(30.1)	1,895.7	(60.8)
Mortgage-Backed Securities	419.9	(7.9)	530.0	(21.0)	949.9	(28.9)

Total Fixed Maturities	3,720.0	(83.0)	1,512.9	(61.7)	5,232.9	(144.7)
Marketable Equity Securities	234.8	(23.9)	—	—	234.8	(23.9)

Total	$3,954.8	$(106.9)	$1,512.9	$(61.7)	$5,467.7	$(168.6)

We reviewed all our investments in the table above with unrealized losses at June 30, 2006. Our evaluation concluded that none of these declines in fair value were other-than-temporary after considering:

•	Our intent and ability to keep the security long enough for us to recover its value

•	The period of time during which there has been a significant decline in value

•	The significance of the decline in the financial condition and future prospects of the issuer of the security, including any specific events that may affect its operations or earnings potential

The following tables summarize the proceeds from sales of our investments and components of the related gains (losses) before taxes:

THREE MONTHS ENDED JUNE 30, 2006	FIXED MATURITIES AVAILABLE-FOR-SALE	MARKETABLE EQUITY SECURITIES	OTHER	TOTAL
Proceeds from Sales	$443.2	$43.2	$11.0	$497.4

Gross Realized Investment Gains	$2.2	$6.9	$—	$9.1
Gross Realized Investment Losses	(1.8)	(0.3)	—	(2.1)

Net Realized Investment Gains (Losses) from Sales	0.4	6.6	—	7.0
Impairments	(38.7)	(1.5)	—	(40.2)
Other, Including Gains on Calls and Redemptions	1.9	—	(5.9)	(4.0)

Net Realized Investment Gains (Losses)	$(36.4)	$5.1	$(5.9)	$(37.2)

THREE MONTHS ENDED JUNE 30, 2005	FIXED MATURITIES AVAILABLE-FOR-SALE	MARKETABLE EQUITY SECURITIES	OTHER	TOTAL
Proceeds from Sales	$96.0	$54.3	$0.2	$150.5

Gross Realized Investment Gains	$2.0	$14.8	$—	$16.8
Gross Realized Investment Losses	(0.9)	(1.9)	—	(2.8)

Net Realized Investment Gains (Losses) from Sales	1.1	12.9	—	14.0
Impairments	—	(0.9)	—	(0.9)
Other, Including Gains on Calls and Redemptions	0.5	—	0.2	0.7

Net Realized Investment Gains (Losses)	$1.6	$12.0	$0.2	$13.8

SIX MONTHS ENDED JUNE 30, 2006	FIXED MATURITIES AVAILABLE-FOR-SALE	MARKETABLE EQUITY SECURITIES	OTHER	TOTAL
Proceeds from Sales	$778.9	$244.4	$11.3	$1,034.6

Gross Realized Investment Gains	$4.5	$37.3	$—	$41.8
Gross Realized Investment Losses	(8.0)	(4.8)	—	(12.8)

Net Realized Investment Gains (Losses) from Sales	(3.5)	32.5	—	29.0
Impairments	(46.1)	(3.2)	—	(49.3)
Other, Including Gains on Calls and Redemptions	3.6	—	(5.6)	(2.0)

Net Realized Investment Gains (Losses)	$(46.0)	$29.3	$(5.6)	$(22.3)

SIX MONTHS ENDED JUNE 30, 2005	FIXED MATURITIES AVAILABLE-FOR-SALE	MARKETABLE EQUITY SECURITIES	OTHER	TOTAL
Proceeds from Sales	$260.0	$156.2	$1.1	$417.3

Gross Realized Investment Gains	$5.6	$44.6	$—	$50.2
Gross Realized Investment Losses	(1.1)	(3.3)	—	(4.4)

Net Realized Investment Gains from Sales	4.5	41.3	—	45.8
Impairments	(1.5)	(0.9)	—	(2.4)
Other, Including Gains on Calls and Redemptions	2.8	—	1.1	3.9

Net Realized Investment Gains	$5.8	$40.4	$1.1	$47.3

NOTE 4 – LOSS AND LAE RESERVES

The following table analyzes the changes in our loss and loss adjustment expense (LAE) reserves for the six months ended June 30, 2006 and June 30, 2005. We report changes in estimated reserves in the Consolidated Statements of Income the same period we make the change:

SIX MONTHS ENDED JUNE 30	2006	2005
Loss and LAE Reserves at Beginning of Period	$5,358.2	$5,209.3
Less Reinsurance Recoverables on Unpaid Losses	432.6	339.1

Net Balance at Beginning of Period	4,925.6	4,870.2

Incurred Loss and LAE for Claims Occurring During:
Current Year	1,719.3	1,722.2
Prior Years	(78.5)	26.0

Total Incurred Loss and LAE	1,640.8	1,748.2

Loss and LAE Payments for Claims Occurring During:
Current Year	820.7	737.6
Prior Years	965.9	991.9

Total Loss and LAE Payments	1,786.6	1,729.5

Net Balance at End of Period	4,779.8	4,888.9
Plus Reinsurance Recoverables on Unpaid Losses	419.3	335.7

Loss and LAE Reserves at End of Period	$5,199.1	$5,224.6

In the first six months of 2006, we reduced our estimates for prior years’ loss and LAE reserves by $78.5. The primary components of this decrease included:

•	$46.4 reduction in personal auto reserves, reflecting decreases in severity estimates for prior accident years in our liability lines

•	$26.1 reduction in commercial multi-peril reserves and general liability reserves other than asbestos, environmental and construction defects due to lower-than-expected number of claims

•	$12.9 reduction in commercial umbrella due to lower-than-expected number of claims

In the first six months of 2005, we increased our estimates for prior years’ loss and LAE reserves by $26.0, primarily related to our runoff lines.

NOTE 5 – DEBT

The following table shows the total principal amount, interest rates and maturities of our debt. No debt was due within one year as of June 30, 2006 or December 31, 2005.

	JUNE 30 2006	DECEMBER 31 2005
6.875% Notes Due 2007	$200.0	$200.0
4.200% Notes Due 2008	200.0	200.0
4.875% Notes Due 2010	300.0	300.0
7.250% Notes Due 2012	204.1	204.1
8.072% Debentures Due 2037	370.6	402.9

Total Debt	$1,274.7	$1,307.0

In February 2006, we repurchased $15.0 in principal amount of 8.072% Debentures for $16.4 including transaction costs. In May 2006, we repurchased an additional $17.3 in principal amount of these same debentures for $18.9 including transaction costs.

We maintain a bank credit facility with $300.0 available that expires March 2010. At June 30, 2006, we had no borrowings under the bank credit facility, and we were in compliance with all its covenants.

NOTE 6 – COMPREHENSIVE INCOME

Comprehensive income is defined as all changes in Shareholders’ Equity, except those arising from transactions with shareholders. Comprehensive income includes net income and other comprehensive income (loss), which for us consists of changes in unrealized gains or losses on investment securities.

Our components of other comprehensive income or loss were:

SIX MONTHS ENDED JUNE 30	2006			2005
	PRETAX	TAXES	AFTER TAX	PRETAX	TAXES	AFTER TAX
Change in Net Unrealized Gains on Available-for-Sale Securities	$(187.2)	$65.0	$(122.2)	$(26.6)	$9.8	$(16.8)
Reclassification Adjustment for Net Realized Investment (Gains) Losses Included in Net Income	22.3	(7.3)	15.0	(47.3)	16.1	(31.2)

Other Comprehensive Income (Loss)	$(164.9)	$57.7	$(107.2)	$(73.9)	$25.9	$(48.0)

NOTE 7 – SEGMENT INFORMATION

On January 1, 2006, we made minor revisions to our segments, which are intended to be more reflective of how these segments are managed. Our Asbestos and Environmental results, previously in SBI Regular and SBI Special Accounts Facility, are now in P&C Other. Prior periods have been restated to reflect the revised presentation.

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

Auto – The Auto segment provides coverage for our customers’ liability to others for both bodily injury and property damage, for injuries sustained by our customers and for physical damage to our customers’ vehicles from collision and other hazards.

Property – The Property segment provides homeowners, dwelling fire, earthquake and inland marine coverage for individuals. Our Property coverages protect homes, condominiums and rental property contents against losses from a wide variety of hazards.

Specialty – Our Specialty operations provide individuals with umbrella, motorcycle, recreational vehicle and boat owners insurance.

SBI

SBI offers business owner policies, commercial auto, commercial multi-peril, workers compensation, commercial property and general liability policies. SBI’s operations are organized around two segments: SBI Regular and SBI Special Accounts Facility.

SBI Regular – SBI Regular is our core commercial segment, writing a variety of commercial insurance products for small- to mid-sized businesses (customers who pay annual premiums of $200,000 or less). Our principal business insurance products include business owner policies, commercial auto, commercial multi-peril, workers compensation, commercial property and general liability insurance.

SBI Special Accounts Facility – SBI Special Accounts Facility writes large-commercial accounts (customers who pay annual premiums of more than $200,000) for our key agents and brokers who sell our core products. We also write three specialty commercial insurance programs, which provide agents’ errors and omissions insurance (predominantly for our agents), property and liability insurance for mini-storage and warehouse properties, and professional and general liability insurance for non-profit social service organizations. On April 30, 2006, we completed the sale of our lender-placed property insurance. See Note 10. Amounts related to our lender-placed property business prior to April 30, 2006 continue to be reported in this segment.

Surety – We offer surety bonds primarily for construction and commercial businesses.

P&C Other – P&C Other includes runoff of assumed reinsurance and large-commercial business accounts in runoff, asbestos and environmental results and other product lines that we have exited.

Corporate – In addition to these reportable segments, certain transactions such as the interest expense we pay on our debt, debt repurchases, miscellaneous corporate investment income and intercompany eliminations, real estate holdings and other corporate activities are reported in the Corporate segment and are not allocated to individual reportable segments.

OUR RESULTS

Our management measures P&C segment profit or loss based on underwriting results and combined ratios. Underwriting profit or loss is our net earned premiums less our losses from claims, loss adjustment expenses (LAE) and underwriting expenses, on a pretax basis. Combined ratio is our losses, LAE and underwriting expenses divided by our net earned premiums. Using ratios helps us to see our operating trends without the effect of changes in net earned premiums. Management views underwriting results and combined ratios as critical measures to assess the effectiveness of our underwriting activities.

Underwriting results and combined ratios are not a substitute for net income determined in accordance with GAAP.

The following tables present selected financial information by segment and reconcile segment revenues, underwriting and operating results to amounts reported in the Consolidated Statements of Income:

REVENUES

	THREE MONTHS ENDED JUNE 30		SIX MONTHS ENDED JUNE 30
	2006	2005	2006	2005
NET EARNED PREMIUMS
Safeco Personal Insurance (SPI)
Auto	$684.0	$710.4	$1,370.0	$1,404.1
Property	226.8	227.7	449.7	455.5
Specialty	25.9	24.1	50.7	47.2

Total SPI	936.7	962.2	1,870.4	1,906.8

Safeco Business Insurance (SBI)
SBI Regular	310.4	319.1	619.5	632.9
SBI Special Accounts Facility	95.9	109.0	203.3	214.9

Total SBI	406.3	428.1	822.8	847.8

Surety	70.6	63.4	142.4	122.8
P&C Other	1.2	3.2	1.1	7.9

Total Earned Premiums	1,414.8	1,456.9	2,836.7	2,885.3
P&C Net Investment Income	117.8	113.3	234.7	226.3

Total P&C Revenues	1,532.6	1,570.2	3,071.4	3,111.6
Corporate	7.8	6.7	15.6	12.3
Gain on Sales of Real Estate	32.8	—	32.8	—
Net Realized Investment Gains (Losses)	(37.2)	13.8	(22.3)	47.3

Total Revenues	$1,536.0	$1,590.7	$3,097.5	$3,171.2

PRETAX UNDERWRITING PROFIT (LOSS) AND NET INCOME

	THREE MONTHS ENDED JUNE 30		SIX MONTHS ENDED JUNE 30
	2006	2005	2006	2005
UNDERWRITING PROFIT (LOSS)
Safeco Personal Insurance (SPI)
Auto	$62.0	$39.6	$115.5	$69.7
Property	32.3	72.5	78.5	128.5
Specialty	7.3	7.1	18.5	15.8

Total SPI	101.6	119.2	212.5	214.0

Safeco Business Insurance (SBI)
SBI Regular	58.9	47.4	97.0	95.9
SBI Special Accounts Facility	25.9	6.8	43.5	17.0

Total SBI	84.8	54.2	140.5	112.9

Surety	22.0	7.9	46.3	22.7
P&C Other	(19.1)	(21.9)	(22.7)	(25.9)

Total Underwriting Profit	189.3	159.4	376.6	323.7
P&C Net Investment Income	117.8	113.3	234.7	226.3
Restructuring Charges	(1.1)	(0.8)	(2.0)	(1.0)

Total P&C	306.0	271.9	609.3	549.0
Corporate	(15.5)	(11.0)	(29.6)	(24.0)
Gain on Sales of Real Estate	32.8	—	32.8	—
Net Realized Investment Gains (Losses)	(37.2)	13.8	(22.3)	47.3

Income from before Income Taxes	286.1	274.7	590.2	572.3
Provision for Income Taxes	86.4	87.4	182.3	173.0

Net Income	$199.7	$187.3	$407.9	$399.3

COMBINED RATIOS +

	THREE MONTHS ENDED JUNE 30		SIX MONTHS ENDED JUNE 30
	2006	2005	2006	2005
Safeco Personal Insurance (SPI)
Auto	90.9%	94.4%	91.6%	95.0%
Property	85.8	68.2	82.5	71.8
Specialty	72.1	70.2	63.6	66.4

Total SPI	89.2	87.6	88.6	88.8

Safeco Business Insurance (SBI)
SBI Regular	81.0	85.2	84.3	84.9
SBI Special Accounts Facility	73.0	93.8	78.6	92.1

Total SBI	79.1	87.3	82.9	86.7

Surety	68.8	87.6	67.5	81.5
P&C Other	*	*	*	*

Total Combined Ratio	86.7%	89.1%	86.8%	88.8%

+	Combined ratios are GAAP basis. Expressed as a percentage, they are equal to losses and expenses divided by net earned premiums.

*	Not meaningful because this is a runoff business with minimal premium.

The following table presents total assets reported on our Consolidated Balance Sheets, by segment:

ASSETS

	JUNE 30 2006	DECEMBER 31 2005
Safeco Personal Insurance (SPI)
Auto	$4,318.0	$4,514.4
Property	2,046.5	2,115.6
Specialty	238.2	234.0

Total SPI	6,602.7	6,864.0

Safeco Business Insurance (SBI)
SBI Regular	3,580.6	3,602.7
SBI Special Accounts Facility	823.5	906.7

Total SBI	4,404.1	4,509.4

Surety	695.4	644.0
P&C Other	1,656.1	1,737.3

Total	13,358.3	13,754.7
Corporate	980.0	1,132.3

Total Assets	$14,338.3	$14,887.0

NOTE 8 – RESTRUCTURING CHARGES

Following the sale of our Life & Investments operations in 2004, we identified expense reductions enabling us to operate at a lower cost. Charges have been recognized and accrued as a restructuring charge and allocated to our reportable segments in accordance with SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities.” Other costs that do not meet the criteria for accrual are being expensed as restructuring charges when we incur them. We expect to complete the 2004 Life & Investments restructuring by September 30, 2006.

Costs incurred in 2004, 2005 and in the three and six months ended June 30, 2006 and total estimated costs we expect to incur associated with the restructuring are as follows:

		COSTS INCURRED TO DATE
	TOTAL EXPECTED COSTS	2004	2005	THREE MONTHS ENDED JUNE 30, 2006	SIX MONTHS ENDED JUNE 30, 2006
Employee Termination Benefits	$0.8	$0.4	$0.4	$—	$—
Lease Termination Costs and Other Costs	9.7	3.6	2.3	1.1	2.0

Total	$10.5	$4.0	$2.7	$1.1	$2.0

These costs are allocated to reportable segments as follows:

		COSTS INCURRED TO DATE
	TOTAL EXPECTED COSTS	2004	2005	THREE MONTHS ENDED JUNE 30, 2006	SIX MONTHS ENDED JUNE 30, 2006
Safeco Personal Insurance (SPI)
Auto	$5.1	$1.9	$1.3	$0.6	$1.0
Property	1.7	0.7	0.4	0.2	0.3
Specialty	0.2	0.1	0.1	—	—

Total SPI	7.0	2.7	1.8	0.8	1.3

Safeco Business Insurance (SBI)
SBI Regular	2.3	0.9	0.6	0.3	0.5
SBI Special Accounts Facility	0.8	0.3	0.2	—	0.1

Total SBI	3.1	1.2	0.8	0.3	0.6

Surety	0.4	0.1	0.1	—	0.1

Total	$10.5	$4.0	$2.7	$1.1	$2.0

Activity related to previously accrued restructuring charges as of June 30, 2006 was as follows:

	BALANCE AT DECEMBER 31, 2005	COSTS INCURRED	AMOUNTS PAID	BALANCE AT JUNE 30, 2006
Lease Terminations and Other Costs	$2.5	$2.0	$2.5	$2.0

NOTE 9 – REAL ESTATE

In 2006, we revised our real estate strategy. In many cases, this strategy will lead a migration to leased office space from previously owned facilities. We intend to sell our corporate headquarters and will re-establish our corporate headquarters in a leased space in downtown Seattle, Washington.

On May 31, 2006, we completed the sale of our Redmond, Washington office campus. The sale does not include the 66,000-square-foot building containing our data center. Following the close of the sale, we entered into a lease for office and warehouse space at the Redmond campus through May 31, 2007. We received proceeds of $212.6 and recognized a pretax gain of $32.8 on the sale. The proceeds included an incentive in the amount of $11.0 to vacate the space by December 31, 2006. We intend to vacate this space by year-end and recognize the $11.0 pretax gain at that time.

In May 2006, we entered into commitments to lease office space for our corporate headquarters and Northwest regional office. We will account for these leases as operating leases beginning in August 2006, the effective date of the first lease.

We placed our University District building complex on the market in early June 2006. We have presented the University District building complex as Property and Equipment Held-For-Sale as of June 30, 2006 as these assets meet all of the “held-for-sale” criteria under SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

Our minimum rental commitments for the next five years and thereafter, including cost escalation clauses, for leases in effect at June 30, 2006 are as follows:

Year Payable	Minimum Rentals
Remainder of 2006	$19.5
2007	43.1
2008	43.0
2009	38.0
2010	25.9
2011 and Thereafter	126.2

Total	$295.7

In July 2006, we completed the sale of our Portland, Oregon office. We received proceeds of $19.8 and recognized a pretax gain of $15.2 on the sale.

NOTE 10 – SALE OF SAFECO FINANCIAL INSTITUTION SOLUTIONS

On April 30, 2006, we completed the sale of Safeco Financial Institution Solutions (SFIS) to Assurant, Inc. We received initial consideration of $11.0, resulting in a pretax loss of $5.9 ($5.0 after tax) in net realized investment losses in our Consolidated Statements of Income. The agreement allows for future payments up to $30.0 contingent on various factors.

In connection with the sale of SFIS, we entered into a reinsurance agreement under which we ceded 100% of our lender-placed property insurance business with policy issue dates on or after January 1, 2006. The reinsurance agreement for the period January 1 – April 30 is accounted for as retroactive reinsurance. Therefore, SAF’s results for the three months ended June 30, 2006 included $28.8 of net earned premiums from SFIS. SAF’s results for the six months ended June 30, 2006 included $68.0 of net earned premiums from SFIS.

NOTE 11 – LEGAL PROCEEDINGS

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

On July 19, 2005, we received a shareholder demand letter asserting that our directors and certain former officers of Talbot Financial Corporation (Talbot) breached their duties owed to Safeco in connection with the sale of Talbot in July 2004. The letter demanded that we commence an action against the directors who approved the transaction and against the officers involved in the transaction. We formed a board committee comprised of directors not involved in the sale to review the matter. Following an investigation, the committee determined that the actions called for in the letter should not be undertaken. The shareholder, Nicholas Goldware, trustee of the Goldware Family Trust, subsequently filed a derivative complaint in King County Superior Court on March 14, 2006, Case No. 06-2-08983-9. The complaint names as defendants certain current and former members of our board of directors, unnamed members of the board of directors of our subsidiary, General America Corporation, and the Talbot officers. The complaint alleges the defendants breached fiduciary duties, that the Talbot officers were unjustly enriched, and that the director defendants participated in and facilitated a breach of fiduciary duties by the Talbot officers. The complaint is derivative in nature and does not seek monetary damages from us. However, we may be required, throughout the pendency of this action, to advance payment of legal fees and costs incurred by the defendants. A motion to dismiss was filed by Safeco and the director defendants on June 21, 2006.

We do not believe that any such litigation will have a material and adverse effect on our financial condition, operating results or liquidity.

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

Our 2006 goals are to:

•	Market our products in ways that mirror the diversity of consumers and their buying preferences

•	Make meaningful progress to become a low-cost carrier

•	Continue to build our infrastructure and technological capability

•	Deploy our capital to provide meaningful returns to our shareholders for the long run

We remain committed to selling our products primarily through independent agents, but we also recognize that to grow in this competitive environment, we need to market our products in ways that mirror the diversity of consumers and their buying preferences. We are exploring opportunities to supplement our current distribution network and reach consumers who are not buying insurance through the independent agency channel.

As a part of our work to become a low-cost carrier, we have launched a business process improvement effort that is examining all aspects of our operations for potential cost savings. The goal is to achieve greater efficiency by streamlining or eliminating processes, outsourcing where appropriate, reducing levels of management and generally reducing the employee complement as warranted. We expect to achieve savings of $75.0 in our expense run-rate by the end of 2006, with additional savings in 2007. While we have not yet completed our formal restructuring plan, we expect to incur charges associated with our effort in 2006 and expect additional charges in 2007. Our business process improvement effort reports to our new Chief Financial Officer, Ross Kari, who joined Safeco on June 21, 2006.

In conjunction with this goal, we revised our real estate strategy. This strategy involves a migration to leased office space from owned facilities. We ceased our planned home office expansion and will lease our corporate headquarters in downtown Seattle, Washington. We completed the sale of our Redmond office campus in the second quarter of 2006 and intend to close on the sale of our current headquarters property in 2006. We believe that this strategy, which will reduce our overall cost of ownership and occupancy, will provide us with greater flexibility in the use of our capital and allow us to be more agile in adopting business process and technology changes prospectively.

We believe it may be possible to reduce our loss costs through further continued improvements in our automated underwriting models. Through technology investments, we seek to limit our reliance on legacy systems, thereby lowering our operating costs. On April 17, 2006, Bill Jenks, our new Chief Information Officer, joined Safeco to lead our technology organization.

During the first six months of 2006, we used capital to repurchase 8,892,770 shares of our outstanding common stock and paid dividends of $0.50 per share to our shareholders. We also repurchased $32.3 in principal amount of 8.072% Debentures for $35.3 including transaction costs.

Reviewing Our Results of Operations

HOW WE REPORT OUR RESULTS

On January 1, 2006, we made minor revisions to our segments, which are intended to be more reflective of how these segments are managed. Our Asbestos and Environmental results, previously in SBI Regular and SBI Special Accounts Facility, are now in P&C Other. Prior periods have been restated to reflect the revised presentation.

We manage our P&C businesses in four business and seven reportable segments:

•	Safeco Personal Insurance (SPI)

•	Auto

•	Property

•	Specialty

•	Safeco Business Insurance (SBI)

•	SBI Regular

•	SBI Special Accounts Facility

•	Surety

•	P&C Other

In addition to the activities of these segments, we report certain transactions such as the interest expense we pay on our debt, debt repurchases, miscellaneous corporate investment income and intercompany eliminations, real estate holdings and other corporate activities in our Corporate segment and do not allocate these to individual reportable segments.

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

We measure our investment results in two parts: the after-tax net investment income we earn on our invested assets and the net realized investment gains or losses we recognize when we sell or impair investments. It is our intent to hold a diversified portfolio so we will achieve consistent investment performance. More information on our investment results can be found in the Our Investment Results section on page 43.

Application of Critical Accounting Policies and Estimates

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

Please see additional discussion of critical accounting estimates in the MD&A section of our 2005 Annual Report on Form 10-K.

Consolidated Results of Operations

The following table presents summarized consolidated financial information. A detailed discussion of our results by segment can be found on page 31.

	THREE MONTHS ENDED JUNE 30		SIX MONTHS ENDED JUNE 30
	2006	2005	2006	2005
REVENUES
Net Earned Premiums	$1,414.8	$1,456.9	$2,836.7	$2,885.3
Net Investment Income	125.5	119.9	250.2	238.5
Net Realized Investment Gains (Losses)	(37.2)	13.8	(22.3)	47.3
Gain on Sales of Real Estate	32.8	—	32.8	—
Other Revenues	0.1	0.1	0.1	0.1

Total Revenues	1,536.0	1,590.7	3,097.5	3,171.2

EXPENSES
Losses and Loss Adjustment Expenses	803.5	881.6	1,640.8	1,748.2
Amortization of Deferred Policy Acquisition Costs	227.4	239.7	463.5	483.2
Other Underwriting and Operating Expenses	195.0	171.9	355.3	323.1
Interest Expense	22.9	22.0	45.7	43.4
Restructuring Charges	1.1	0.8	2.0	1.0

Total Expenses	1,249.9	1,316.0	2,507.3	2,598.9

Income before Income Taxes	286.1	274.7	590.2	572.3
Provision for Income Taxes	86.4	87.4	182.3	173.0

Net Income	$199.7	$187.3	$407.9	$399.3

REVENUES

Total revenues decreased $54.7, or 3.4%, in the three months ended June 30, 2006 and $73.7, or 2.3%, in the six months ended June 30, 2006, compared with the same periods in 2005. These decreases were driven by:

•	Net earned premiums – Net earned premiums decreased 2.9% in the three months ended June 30, 2006 and 1.7% in the six months ended June 30, 2006, compared with the same periods in 2005, reflecting decreases in Auto, Property and SBI Regular, partially offset by growth in Surety. Auto and SBI Regular premiums have decreased in the face of increased competitive pressures, as some of our competitors increased advertising for auto insurance to attract customers, offered incentives to agents and lowered prices to attract new auto and commercial business. Despite increasing competitive pressures, we remain disciplined in our underwriting and continue to adhere to our long-term profitability targets.

•	Net investment income – Net investment income increased $5.6, or 4.7%, in the three months ended June 30, 2006 and $11.7, or 4.9%, in the six months ended June 30, 2006, compared with the same periods in 2005, reflecting an increase in average invested assets on a cost basis.

•	Net realized investment gains (losses) – Net realized investment gains decreased $51.0 in the three months ended June 30, 2006 and $69.6 in the six months ended June 30, 2006, compared with the same periods in 2005. The decreases were due to losses on securities sold and increased impairments, caused primarily by changes in interest rates on securities that we may not hold until they recover in value.

•	Gain on Sales of Real Estate – On May 31, 2006, we completed the sale of our Redmond, Washington office campus and recognized a pretax gain of $32.8 ($21.3 after tax). We received proceeds of $212.6, which included an incentive in the amount of $11.0 to vacate the space by December 31, 2006. We intend to vacate this space by year-end and recognize the $11.0 pretax gain at that time.

NET INCOME

Net income increased $12.4 in the three months ended June 30, 2006 and $8.6 in the six months ended June 30, 2006, compared with the same periods in 2005, reflecting:

•	Underwriting profit – Despite decreased premiums, underwriting profit increased $29.9 in the three months ended June 30, 2006 and $52.9 in the six months ended June 30, 2006, compared with the same periods in 2005. The increase in underwriting profits was primarily due to improved results in Auto and SBI Regular. The change in underwriting profit in Auto was driven by favorable prior-year reserve development of $25.6 in the three months and $46.4 in the six months ended June 30, 2006, compared with minimal prior-year reserve development in 2005. The change in underwriting profit in SBI Regular was driven by favorable prior-year reserve development of $20.2 in the three months and $18.7 in the six months ended June 30, 2006 compared with minimal prior-year reserve development in 2005. The change in SBI Regular was driven by improved frequency trends in general liability. The change in underwriting profit in Special Accounts Facility was driven by favorable prior-year reserve development of $17.8 in the three months ended June 30, 2006 and $27.3 in the six months ended June 30, 2006, reflecting improved frequency trends in general liability, compared with minimal prior-year reserve development in 2005.

•	We categorize catastrophes as events resulting in losses greater than $0.5 per event and involving multiple claims and policyholders. Catastrophes can be caused by natural events, such as hurricanes, tornadoes, wildfires, earthquakes and hailstorms, or other factors such as terrorism, riots, hazardous material releases or utility outages. Pretax catastrophe losses were $60.7 in the three months ended June 30, 2006, compared with $13.1 in the same period in 2005. Pretax catastrophe losses were $96.7 in the six months ended June 30, 2006, compared with $37.9 in the same period in 2005. Catastrophe losses returned to historical levels in 2006 after unusually light catastrophe losses in the first half of 2005.

•	Net realized investment gains (losses) – After-tax net realized investment losses were $24.8 in the three months ended June 30, 2006 and $15.0 in the six months ended June 30, 2006, compared with net realized investment gains of $9.2 in the three months ended June 30, 2005 and $31.2 in the six months ended June 30, 2005.

•	Provision for income taxes – Our effective tax rate was 30.2% in the three months ended June 30, 2006, compared with 31.8% in the same period in 2005. The decrease was due to increased investments in tax-exempt fixed maturities. Our effective tax rate was 30.9% in the six months ended June 30, 2006, compared with 30.2% in the same period in 2005. The increase in our effective tax rate in the first six months of 2006, compared with the same period in 2005, was due to a $10.6 tax benefit in the first six months of 2005, stemming primarily from the favorable resolution of state tax-related issues. This offset a decrease in our effective tax rate due to investments in tax-exempt fixed maturities.

Reconciling Segment Results

The following table assists in reconciling our GAAP results, specifically the “Income before Income Taxes” line from our Consolidated Statements of Income to our operating results:

	THREE MONTHS ENDED JUNE 30		SIX MONTHS ENDED JUNE 30
	2006	2005	2006	2005
P&C	$280.3	$285.5	$600.5	$595.7
Corporate	5.8	(10.8)	(10.3)	(23.4)

Income before Income Taxes	$286.1	$274.7	$590.2	$572.3

The GAAP results are further described using our segment measures, which provide a helpful picture of how our company is doing. However, using them to measure profitability – while common in our industry – is not consistent with GAAP.

Our P&C Operating Results

The primary measures of our operating results include our premium levels, underwriting profit or loss and combined ratios. The following tables report those key items – by our reportable segments – for the three and six months ended June 30, 2006 and 2005. More information about the results, also by segment, follows the tables.

Premiums are the primary driver of our revenues, along with net investment income and net realized investment gains (losses). Net written premiums are a non-GAAP measure representing the amount of premium charged for policies issued with effective dates during the period. Premiums are reflected as revenue in the Consolidated Statements of Income as they are earned over the underlying policy period. Net written premiums applicable to the unexpired term of a policy are recorded as unearned premiums on our Consolidated Balance Sheets.

We view net written premiums as a measure of business production for the period under review and a leading indicator of net earned premiums. The following table reconciles net written premiums to net earned premiums, the most directly comparable GAAP measure on our Consolidated Statements of Income:

	THREE MONTHS ENDED JUNE 30		SIX MONTHS ENDED JUNE 30
	2006	2005	2006	2005
Net Written Premiums	$1,459.8	$1,501.4	$2,877.9	$2,936.9
Change in Unearned Premiums	(45.0)	(44.5)	(41.2)	(51.6)

Net Earned Premiums	$1,414.8	$1,456.9	$2,836.7	$2,885.3

Our net earned premiums by reportable segment were:

NET EARNED PREMIUMS	THREE MONTHS ENDED JUNE 30		SIX MONTHS ENDED JUNE 30
	2006	2005	2006	2005
Safeco Personal Insurance
Auto	$684.0	$710.4	$1,370.0	$1,404.1
Property	226.8	227.7	449.7	455.5
Specialty	25.9	24.1	50.7	47.2

Total SPI	936.7	962.2	1,870.4	1,906.8

Safeco Business Insurance
SBI Regular	310.4	319.1	619.5	632.9
SBI Special Accounts Facility	95.9	109.0	203.3	214.9

Total SBI	406.3	428.1	822.8	847.8

Surety	70.6	63.4	142.4	122.8
P&C Other	1.2	3.2	1.1	7.9

Total Net Earned Premiums	$1,414.8	$1,456.9	$2,836.7	$2,885.3

Next, underwriting profit (loss) is our measure of each segment’s performance. Underwriting profit or loss is our net earned premiums less our losses from claims, LAE and underwriting expense:

UNDERWRITING PROFIT (LOSS)	THREE MONTHS ENDED JUNE 30		SIX MONTHS ENDED JUNE 30
	2006	2005	2006	2005
Safeco Personal Insurance
Auto	$62.0	$39.6	$115.5	$69.7
Property	32.3	72.5	78.5	128.5
Specialty	7.3	7.1	18.5	15.8

Total SPI	101.6	119.2	212.5	214.0

Safeco Business Insurance
SBI Regular	58.9	47.4	97.0	95.9
SBI Special Accounts Facility	25.9	6.8	43.5	17.0

Total SBI	84.8	54.2	140.5	112.9

Surety	22.0	7.9	46.3	22.7
P&C Other	(19.1)	(21.9)	(22.7)	(25.9)

Total Underwriting Profit	189.3	159.4	376.6	323.7
P&C Net Investment Income	117.8	113.3	234.7	226.3
Restructuring Charges	(1.1)	(0.8)	(2.0)	(1.0)
Net Realized Investment Gains (Losses)	(25.7)	13.6	(8.8)	46.7

P&C Income before Income Taxes	$280.3	$285.5	$600.5	$595.7

Finally, combined ratios show the relationship between net earned premiums and underwriting profit or loss:

COMBINED RATIOS+	THREE MONTHS ENDED JUNE 30		SIX MONTHS ENDED JUNE 30
	2006	2005	2006	2005
Safeco Personal Insurance
Auto	90.9%	94.4%	91.6%	95.0%
Property	85.8	68.2	82.5	71.8
Specialty	72.1	70.2	63.6	66.4

Total SPI	89.2	87.6	88.6	88.8

Safeco Business Insurance
SBI Regular	81.0	85.2	84.3	84.9
SBI Special Accounts Facility	73.0	93.8	78.6	92.1

Total SBI	79.1	87.3	82.9	86.7

Surety	68.8	87.6	67.5	81.5
P&C Other	*	*	*	*

Total Combined Ratio	86.7%	89.1%	86.8%	88.8%

+	Combined ratios are GAAP basis. Expressed as a percentage, they are equal to losses and expenses divided by net earned premiums.

*	Not meaningful because this is in runoff with minimal premium.

Auto

Our Auto segment provides coverage for liability of our policyholders to others for both bodily injury and property damage, for injuries sustained by our policyholders, and for physical damage to our customers’ vehicles from collision and other hazards.

	THREE MONTHS ENDED JUNE 30		SIX MONTHS ENDED JUNE 30
	2006	2005	2006	2005
Net Written Premiums	$662.4	$701.7	$1,361.3	$1,427.2
Net Earned Premiums	684.0	710.4	1,370.0	1,404.1
Underwriting Profit	62.0	39.6	115.5	69.7
Loss and LAE Ratio	66.8%	71.5%	68.1%	72.1%
Expense Ratio	24.1	22.9	23.5	22.9

Combined Ratio	90.9%	94.4%	91.6%	95.0%

PREMIUMS

Net written premiums decreased $39.3, or 5.6%, in the three months ended June 30, 2006 and $65.9, or 4.6%, in the six months ended June 30, 2006, compared with the same periods in 2005. The decrease in net written premiums was primarily driven by:

•	Decline of policies-in-force (PIF) – PIF continued to decline and as of June 30, 2006 decreased 3.3%, compared with a year ago. Increased competition contributed to lower retention of policies (79.0% in the second quarter of 2006 versus 80.3% in the second quarter of 2005). New policies written decreased 31.3% in the three months ended June 30, 2006, and 29.2% in the six months ended June 30, 2006, compared with the same periods in 2005.

•

Changes in average premiums – We file rate changes on a state-by-state basis. Rate changes are reflected on existing policies at renewal and are earned in our revenues over the six-month policy term. Overall, we received approval for average rate decreases of 0.4% in 2005 and average rate increases of 0.9% in the first six months of 2006. Premiums also are affected by the increased pricing for those policies that insure newer and more expensive cars, as well as by changes in the risk profile of our book of business, which we refer to as premium trend. Premium trend was negative in the second quarter of 2006 resulting from a change in our mix of business to lower average premium policies. This is primarily due to a reduced premium base of non-standard policies or drivers who represent relatively higher risks.

Net earned premiums decreased $26.4, or 3.7%, in the three months ended June 30, 2006 and $34.1, or 2.4%, in the six months ended June 30, 2006, compared with the same periods in 2005. The decrease in net earned premiums was driven by:

•	Changes in PIF – Lower average PIF decreased net earned premiums by $13.4 in the second quarter of 2006 and $11.8 in the first six months of 2006, compared with the same periods in 2005.

•	Changes in average premiums – Changes in average premium decreased net earned premiums by $12.7 in the second quarter of 2006 and $21.0 in the first six months of 2006, compared with the same period in 2005.

UNDERWRITING RESULTS AND COMBINED RATIO

Our underwriting profit increased $22.4 and our combined ratio decreased 3.5 points in the three months ended June 30, 2006, compared with the same period in 2005. Our underwriting profit increased $45.8 and our combined ratio decreased 3.4 points in the six months ended June 30, 2006, compared with the same period in 2005. Our underwriting results and combined ratio were primarily driven by:

•	Changes in average premiums – Our earned rate changes, combined with our negative premium trend, increased our Auto combined ratio by 1.8 points in the second quarter of 2006 and 1.5 points in the first six months of 2006, compared with the same periods in 2005.

•	Loss costs – During the second quarter and first six months of 2006, our Auto loss costs decreased. This was driven by a mid single-digit decrease in frequency – the average number of claims filed. In addition, the year-to-date impact of seasonality (primarily around collision loss ratios due to winter weather in the first three months) was favorable compared with the same period in 2005. The decrease in frequency was partly offset by a mid single-digit increase in severity – the average cost of a claim – primarily due to the impact of medical inflation on bodily injury claims. The increase is also caused by the increase of our average deductible for physical damage coverages, which has eliminated some low-severity losses. In large part, these factors, net of reinsurance, decreased our combined ratio by 3.7 points in the second quarter of 2006 and 2.7 points in the first six months of 2006, compared with the same periods in 2005.

•	Prior-year reserve development – Our underwriting results included favorable prior-year reserve development of $25.6 in the three months ended June 30, 2006 and $46.4 in the six months ended June 30, 2006 as a result of lower-than-expected bodily injury severity, primarily in accident years 2004 and 2005. The difference in the prior-year reserve development decreased our combined ratio by 3.4 points in the second quarter of 2006 and 3.1 points in the first six months of 2006, compared with the same periods of 2005.

•	Catastrophe losses – We categorize catastrophes as events resulting in losses greater than $0.5 per event and involving multiple claims and policyholders. Catastrophes can be caused by natural events, such as hurricanes, tornadoes, wildfires, earthquakes and hailstorms or other factors, such as terrorism, riots, hazardous material releases or utility outages. Pretax after reinsurance catastrophe losses were $12.7 in the second quarter of 2006, compared with $4.5 in the second quarter of 2005. Pretax after reinsurance catastrophe losses were $21.0 in the first six months of 2006, compared with $6.5 in the first six months of 2005. The higher catastrophe losses increased our combined ratio by 1.5 points in the second quarter of 2006 and 1.2 points in the six months ended June 30, 2006, compared with the same periods in 2005.

•	Expenses – Our expense ratio increased 1.2 points in the three months ended June 30, 2006 and 0.6 points in the six months ended June 30, 2006 compared with the same periods in 2005, reflecting our near-term increased investment in technology and costs related to the implementation of our strategic goals.

WHERE WE’RE HEADED

We anticipate the following factors will affect our growth and profitability in the near future:

Competitive Environment – We expect competition in the auto segment will continue through mass market advertising, agency compensation incentives and promotional pricing. We will maintain our underwriting discipline and not compete for business which we cannot obtain at our long-term target margins. While maintaining our discipline, we will seek ways to grow profitably during this competitive cycle. We carefully monitor our rates and our compensation, and make changes to each as appropriate. We also are committed to materially reducing our expenses. As we drive costs out of the product, it will allow us flexibility to enhance our competitive position while still achieving our target margins.

Underwriting Segmentation – Our segmented auto product offers up to 15 underwriting tiers using multivariate models to assess the risk of loss based on many factors, providing a more accurate price for a wider range of risks. Going forward, we expect to continuously refine our underwriting and pricing models to ensure precision in matching rate for each risk and be able to quote a broad range of risks within the states where we do business.

Business Growth – As we seek to grow our business, we will continue to write the entire spectrum of Auto risks, from preferred through non-standard. We will continually strive to make our rates more competitive by driving cost and inefficiency out of the product. We also will focus on the changing nature of the independent distribution channel through new agency appointments and customized business approaches. During the six months ended June 30, 2006, we appointed over 600 new SPI agents. We will continue to study the purchasing behaviors of insurance consumers to be better informed in designing products that reflect their changing demographics. We plan to reach additional customers with our new Optimum Package™ that policyholders can purchase as an endorsement to their personal auto policy. With the package, customers can boost the value of their insurance, be rewarded for good driving, and receive extra protection for emergencies or theft.

Overall – In 2006, we anticipate achieving our long-term target combined ratio of 96% with ongoing challenges to our growth.

Property

Our Property segment provides homeowners, dwelling, earthquake, fire and inland marine coverage for individuals. Our Property coverages protect homes, condominiums and rental property contents against losses from a wide variety of hazards.

	THREE MONTHS ENDED JUNE 30		SIX MONTHS ENDED JUNE 30
	2006	2005	2006	2005
Net Written Premiums	$248.3	$245.5	$440.8	$442.7
Net Earned Premiums	226.8	227.7	449.7	455.5
Underwriting Profit	32.3	72.5	78.5	128.5
Loss and LAE Ratio	56.4%	39.6%	53.7%	44.3%
Expense Ratio	29.4	28.6	28.8	27.5

Combined Ratio	85.8%	68.2%	82.5%	71.8%

PREMIUMS

Net written premiums increased $2.8, or 1.1%, in the three months ended June 30, 2006, and decreased $1.9, or 0.4%, in the six months ended June 30, 2006, compared with the same periods in 2005. This reflected:

•	Decline in PIF – The number of policies that did not renew with us in the first six months of 2006 exceeded the number of new policies written, resulting in a decrease in PIF of 0.5% as of June 30, 2006, compared with a year ago. New Property policies written increased 3.1% in the three months ended June 30, 2006 and 1.2% in the six months ended June 30, 2006, compared with the same periods in 2005. Our homeowners retention rates remained stable at 84.5% in the second quarter of 2006 and in the same period in 2005.

•	Changes in average premiums – We file rate changes on a state-by-state basis. Rate changes are reflected on existing policies at renewal and are earned in our revenues over the 12-month policy term. Overall, we received approval for average rate decreases in our homeowners business of 2.4% in the first six months of 2006 and decreases of 1.0% in 2005. Premiums also are affected by automatic increases in the amount of insurance coverage to adjust for inflation in building costs, and by shifts in the mix of our business, which we refer to as premium trend. Premium trend resulted in a slight increase to written premiums in the second quarter of 2006, compared with the same period in 2005.

Net earned premiums decreased $0.9, or 0.4%, in the three months ended June 30, 2006 and $5.8, or 1.3% in the six months ended June 30, 2006, compared with the same periods in 2005. This reflected:

•	Changes in PIF – A decrease in average PIF impacted net earned premiums by $4.9 in the second quarter of 2006 and $3.8 in the first six months of 2006, compared with a year ago.

•	Changes in average premiums – A decrease in average premiums decreased net earned premiums by $1.0 in the second quarter of 2006 and decreased net earned premiums by $3.0 in the first six months of 2006, compared with the same periods in 2005.

UNDERWRITING RESULTS AND COMBINED RATIO

Our underwriting profit in Property decreased $40.2 and our combined ratio increased 17.6 points in the three months ended June 30, 2006, compared with the same period in 2005. Our underwriting profit decreased $50.0 and our combined ratio increased 10.7 points in the six months ended June 30, 2006, compared with the same period in 2005. Our underwriting results and combined ratio were primarily driven by:

•	Changes in average premiums – Our homeowners earned rate changes, combined with premium trend, decreased our Property combined ratio by 0.3 points in the second quarter of 2006 and increased our Property combined ratio by 0.5 points in the first six months of 2006, compared with the same periods in 2005.

•	Loss costs – During the second quarter of 2006, our Property loss costs increased in the mid-single digits, due primarily to increases in severity. Severity increases for our property lines are due primarily to increases in the cost of building materials. In large part, these factors, net of reinsurance, decreased our Property combined ratio by 0.4 points in the second quarter of 2006 and increased our Property combined ratio by 1.5 points in the first six months of 2006, compared with the same periods in 2005.

•

Prior-year reserve development – Our underwriting results in the second quarter of 2006 included unfavorable prior-year reserve development of $3.7, compared with $4.7 favorable prior-year reserve development in the same period in 2005. Our underwriting results in the first six months of 2006 included favorable prior-year reserve development of $1.0, compared with $6.5 unfavorable prior-year reserve development in the same period in 2005, primarily due to an $11.8 increase in our estimates of the 2004 hurricanes in Florida and surrounding states. The difference in the prior-year reserve development increased our combined ratio by 3.6 points in the second quarter of 2006 and decreased our combined ratio by 1.6 points in the first six months of 2006, compared with the same periods in 2005.

•	Catastrophe losses – We categorize catastrophes as events resulting in losses greater than $0.5 per event and involving multiple claims and policyholders. Catastrophes can be caused by natural events, such as hurricanes, tornadoes, wildfires, earthquakes and hailstorms, or other factors such as terrorism, riots, hazardous material releases or utility outages. Pretax after reinsurance catastrophe losses were $38.3 in the second quarter of 2006, compared with $5.6 in the second quarter of 2005. Pretax after reinsurance catastrophe losses were $60.9 in the first six months of 2006, compared with $25.2 in the first six months of 2005, including the $11.8 increase in reserves for hurricanes in Florida and surrounding states. Excluding the impact of prior-year development on catastrophes, the higher catastrophe losses increased the combined ratio by 12.8 points in the second quarter of 2006 and 9.7 points in the first six months of 2006, compared with the same periods in 2005.

•	Expenses – Our expense ratio increased 0.8 points in the three months ended June 30, 2006, and 1.3 points in the six months ended June 30, 2006, compared with the same periods in 2005, reflecting our increased near-term investment in technology and costs related to the implementation of our strategic goals.

WHERE WE’RE HEADED

We anticipate the following factors will impact our growth and profitability in the near future:

Business Growth – As we continue to increase our new business, our geographic mix of business will shift. We expect to increase our market share in Texas and Eastern states. While we seek to grow our business in all states where we write Property business, our greatest growth challenges remain the Central states, where we have priced to cover our wind/hail exposure. In addition to taking targeted rate decreases to reflect improved loss trends and lower expense ratios, we are also introducing additional coverage options to round out our product offerings. New business trends are favorable and we expect further improvement.

Underwriting Segmentation – Our segmented property products offer underwriting tiers, which we further refine using multivariate models to assess the risk of loss based on many factors and provide a more accurate price for a wider range of risks. We have replaced our existing dwelling fire product with our new tiered product in 23 states and plan to complete the rollout of the new program by the end of this year.

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

Overall – We expect our Property segment revenue to grow modestly while operating at a combined ratio that is slightly better than our long-term target of 92%. We are making minor adjustments to our homeowners rates to reflect modest loss costs increases and lower operating expenses. Our dwelling fire business is performing well and our plan is to continue to grow this line.

Specialty

Our Specialty operation provides individuals with umbrella, recreational vehicle, motorcycle and boat owners insurance.

	THREE MONTHS ENDED JUNE 30		SIX MONTHS ENDED JUNE 30
	2006	2005	2006	2005
Net Written Premiums	$33.6	$30.2	$57.5	$52.7
Net Earned Premiums	25.9	24.1	50.7	47.2
Underwriting Profit	7.3	7.1	18.5	15.8
Loss and LAE Ratio	40.4%	41.0%	33.3%	38.3%
Expense Ratio	31.7	29.2	30.3	28.1

Combined Ratio	72.1%	70.2%	63.6%	66.4%

PREMIUMS

Net written premiums increased $3.4, or 11.3%, in the three months ended June 30, 2006 and $4.8, or 9.1%, in the six months ended June 30, 2006, compared with the same periods in 2005. New-business policies written increased 19.5% in the three months ended June 30, 2006 and 13.3% in the six months ended June 30, 2006, compared with the same periods in 2005. The increased premiums in 2006 were driven by an increase in the number of policies that renewed with us, resulting in an increase in PIF, primarily in our motorcycle, umbrella and recreational vehicle policies.

Net earned premiums increased $1.8, or 7.5%, in the three months ended June 30, 2006 and $3.5, or 7.4%, in the six months ended June 30, 2006, compared with the same periods in 2005.

UNDERWRITING RESULTS AND COMBINED RATIO

Our underwriting profit increased $0.2 and our combined ratio increased 1.9 points in the three months ended June 30, 2006, compared with the same period in 2005. Our underwriting profit increased $2.7 and our combined ratio decreased 2.8 points in the six months ended June 30, 2006, compared with the same period in 2005. Our underwriting results and combined ratio were primarily driven by:

•	Prior-year reserve development – Our underwriting results in the second quarter of 2006 included favorable prior-year reserve development of $3.7, compared with minimal prior-year reserve development in 2005. Our underwriting results in the first six months of 2006 included favorable prior-year reserve development of $8.3 primarily related to reduced estimates of catastrophe losses from Hurricane Wilma. The change in prior-year reserve development decreased our combined ratio by 5.1 points in the second quarter of 2006, and 10.3 points in the first six months of 2006, compared with the same periods in 2005.

•	Loss costs – Higher umbrella losses increased our combined ratio by 7.4 points in the first six months of 2006, compared with the same period in 2005. Umbrella loss costs can be volatile from quarter to quarter.

•	Expense ratio – Our expense ratio increased 2.5 points in the second quarter of 2006, and 2.2 points in the first six months of 2006, compared with the same periods in 2005, primarily reflecting our increased near-term investment in technology and costs related to the implementation of our strategic goals.

WHERE WE’RE HEADED

We recently completed the launch of our motorcycle product on Safeco Now®. We began the launch of our umbrella product on Safeco Now, which is now available in 4 states and provides cross-sell opportunities with Auto, featuring automated links that activate personal umbrella quotes.

We have focused on Specialty-only agency appointments and have secured more than 15 appointments in this niche through the first six months of 2006. We expect our Specialty product to grow modestly in non-catastrophe prone areas, particularly where we write boat owners policies, while operating at or better than our long-term target combined ratio of 92%.

SBI Regular

Our SBI Regular segment provides insurance for small to mid-sized businesses (those with annual premiums of $200,000 or less). This is our core commercial lines business featuring these main products:

•	Business owner policies (BOP)

•	Commercial auto

•	Commercial multi-peril

•	Workers compensation

•	Commercial property

•	General liability

	THREE MONTHS ENDED JUNE 30		SIX MONTHS ENDED JUNE 30
	2006	2005	2006	2005
Net Written Premiums	$337.9	$340.7	$652.3	$664.8
Net Earned Premiums	310.4	319.1	619.5	632.9
Underwriting Profit	58.9	47.4	97.0	95.9
Loss and LAE Ratio	44.6%	50.5%	49.9%	51.0%
Expense Ratio	36.4	34.7	34.4	33.9

Combined Ratio	81.0%	85.2%	84.3%	84.9%

PREMIUMS

Net written premiums decreased $2.8, or 0.8%, in the three months ended June 30, 2006 and $12.5, or 1.9%, in the six months ended June 30, 2006, compared with the same periods in 2005. The decrease in net written premiums was driven by:

•	Changes in PIF – PIF decreased 0.8% as of June 30, 2006, compared with a year ago. This reflected policy retention of 78.3% in the second quarter of 2006, compared with 80.3% in the second quarter of 2005. Our new policies written decreased 2.4% in the second quarter of 2006 and 2.2% in the first six months of 2006, compared with the same periods in 2005.

•	Price changes – Our average prices, which include filed rate changes and exposure growth, were down 1.1% in the second quarter of 2006. We file rate changes on a state-by-state basis. Premiums are affected by growth in the exposures we cover due to factors such as changes in payroll, the number of employees, sales receipts and property building values for the businesses we insure. Price changes are reflected on existing policies at renewal.

•	Mix of business – Premiums are impacted by changes in average policy size. Mix of business resulted in a slight decrease to written premiums for the second quarter of 2006.

Net earned premiums decreased $8.7, or 2.7% in the three months ended June 30, 2006 and $13.4 or 2.1% in the six months ended June 30, 2006, compared with the same periods in 2005. The decrease in net earned premiums was driven by:

•	Changes in PIF – The decline in PIF decreased net earned premiums by $1.1 in the three months ended June 30, 2006 and $1.7 in the six months ended June 30, 2006, compared with the same periods in 2005.

•	Price changes – Price changes decreased net earned premiums by $6.4 in the three months ended June 30, 2006 and $11.4 in the six months ended June 30, 2006, compared with the same periods in 2005.

•	Mix of business – Mix of business decreased net earned premiums by $1.1 in the three months ended June 30, 2006 and $0.3 in the six months ended June 30, 2006, compared with the same periods in 2005.

UNDERWRITING RESULTS AND COMBINED RATIO

Our underwriting profit in SBI Regular increased $11.5 and our combined ratio decreased 4.2 points in the three months ended June 30, 2006, compared with the same period in 2005. Our underwriting profit increased $1.1 and our combined ratio decreased 0.6 points in the six months ended June 30, 2006, compared with the same period in 2005. Our underwriting results and combined ratio primarily reflected:

•	Price changes – Our price changes increased our combined ratio by 1.3 points in the three months ended June 30, 2006 and 1.2 points in the six months ended June 30, 2006, compared with the same periods in 2005.

•	Loss costs – Loss costs decreased slightly in the first six months of 2006. The resulting change in loss costs decreased the combined ratio by 0.5 points in the three months ended June 30, 2006 and 0.5 points in the six months ended June 30, 2006, compared with the same periods in 2005. During the second quarter of 2006, we updated our actuarial analyses of our general liability reserves to take into account the emergence of new data. These analyses indicated better-than-expected frequency and decreased our combined ratio by 4.5 points in the three months ended June 30, 2006 and 1.0 points in the six months ended June 30, 2006, compared with the same periods in 2005.

•	Prior-year reserve development – Our underwriting results in the second quarter of 2006 included favorable prior-year reserve development of $20.2 due to decreased frequency in our general liability product, compared with favorable prior-year reserve development of $8.6 in the same period in 2005. Our underwriting results in the first six months of 2006 included favorable prior-year reserve development of $18.7, compared with favorable prior-year reserve development of $8.4 in the same period in 2005. The change in prior-year reserve development decreased our combined ratio by 3.9 points in the three months ended June 30, 2006, and 1.7 points in the six months ended June 30, 2006 over the same periods a year ago.

•	Catastrophe losses – Our pretax after reinsurance catastrophe losses were $10.0 in the second quarter of 2006, compared with $0.2 in the same period in 2005. Our pretax after reinsurance catastrophe losses were $17.8 in the first six months of 2006, compared with $2.4 in the same period in 2005. Excluding prior-year development on catastrophe losses, the higher catastrophe losses increased our combined ratio by 2.9 points in the second quarter of 2006, compared with the same period in 2005 and 1.7 points in the first six months of 2006, compared with the same period in 2005.

•	Expenses – The expense ratio increased 1.7 points in the second quarter of 2006, compared with the same period in 2006. The expense ratio increased 0.5 points in the first six months of 2006, compared with the same period in 2005, reflecting our increased near-term investment in technology and costs related to the implementation of our strategic goals.

WHERE WE’RE HEADED

We anticipate the following factors will impact our growth and profitability in the near future:

Competition – We continue to see an upward trend in the intensity of competition in both our small- and mid-sized businesses. Mid-market competition is characteristically more significant than what we are seeing in small-sized business. We remain committed to disciplined pricing and underwriting based on loss cost trends, and we intend to meet our profit margin targets. We will continue to compete in these conditions through our field specialization model, enhancements to our Safeco Now sales-and-service platform, continued focus on agent relationships and our retention efforts through distinctive customer service.

Expense Management – We expect to further reduce our expense ratio as we make productivity enhancements using business process improvement techniques, by providing more capabilities on our Safeco Now platform, including self-serve policy-change transactions, as well as through other overall improvements in efficiency.

Business Growth – Given the increasing number of small businesses in the United States and the lack of a dominant market leader, we continue to see growth potential in this segment. Our goal is to be the leading small business insurance writer in the independent agency channel. We will continue to appropriately match rate with risk through segmentation and disciplined underwriting. We will charge prices that will allow us to achieve our target profit margins, and we will decline to write business when pricing or risk factors do not allow us to earn our target returns. We also will increase our points of distribution with the appointment of new agents in 2006. During the six months ended June 30, 2006, we appointed over 400 new SBI agents.

Overall – Despite competitive conditions in the marketplace, we expect our 2006 SBI Regular segment revenue to grow slightly. We expect to maintain our long-term target combined ratio of 95% or better in 2006.

SBI Special Accounts Facility

Our SBI Special Accounts Facility (SAF) segment includes insurance for large-commercial accounts (customers who pay annual premiums of more than $200,000). While our main focus is the small- to mid-sized market, we continue to serve some large-commercial accounts on behalf of key agents and brokers who sell our core products. Agents who have placed large-commercial accounts with us produced approximately 50% of our new business in SBI Regular for the six months ended June 30, 2006.

SAF also provides insurance for the following commercial programs:

•	Agents’ errors and omissions insurance

•	Property and liability insurance for mini-storage and warehouse properties

•	Professional and general liability insurance for non-profit social service organizations

On April 30, 2006, we completed the sale of Safeco Financial Institution Solutions (SFIS), our lender-placed property insurance business, to Assurant, Inc.

	THREE MONTHS ENDED JUNE 30		SIX MONTHS ENDED JUNE 30
	2006	2005	2006	2005
Net Written Premiums	$92.4	$101.3	$202.6	$206.8
Net Earned Premiums	95.9	109.0	203.3	214.9
Underwriting Profit	25.9	6.8	43.5	17.0
Loss and LAE Ratio	34.6%	56.5%	40.5%	54.7%
Expense Ratio	38.4	37.3	38.1	37.4

Combined Ratio	73.0%	93.8%	78.6%	92.1%

PREMIUMS

Net written premiums decreased $8.9, or 8.8%, in the second quarter of 2006 and $4.2, or 2.0%, in the six months ended June 30, 2006, compared with the same periods in 2005. Net earned premiums decreased $13.1, or 12.0%, in the second quarter of 2006 and $11.6, or 5.4%, in the six months ended June 30, 2006, compared with the same periods in 2005. The decreases were primarily driven by the sale of SFIS.

In connection with the sale of SFIS, we entered into a reinsurance agreement under which we ceded 100% of our lender-placed property insurance business with policy issue dates on or after January 1, 2006. The reinsurance agreement for the period January 1 – April 30 is accounted for as retroactive reinsurance. Therefore, SAF’s results for the three months ended June 30, 2006 included $28.8 of net earned premiums from SFIS. SAF’s results for the six months ended June 30, 2006 included $68.0 of net earned premiums from SFIS.

UNDERWRITING RESULTS AND COMBINED RATIO

Our underwriting profit increased $19.1, and our combined ratio decreased 20.8 points in the second quarter of 2006, compared with the same period in 2005. Our underwriting profit increased $26.5, and our combined ratio decreased 13.5 points in the six months of 2006, compared with the same period in 2005.

Our underwriting results in the second quarter of 2006 included favorable prior-year reserve development of $17.8, compared with unfavorable prior-year reserve development of $3.9 in the same period of 2005. Our underwriting results in the first six months of 2006 included favorable prior-year reserve development of $27.3, mostly from our lender-placed property insurance, compared with favorable prior-year reserve development of $6.7 in the same period of 2005. The change in prior-year reserve development decreased the combined ratio by 22.1 points in the second quarter of 2006 and 16.6 points in the six months of 2006, compared with the same periods in 2005.

WHERE WE’RE HEADED

We plan to continue providing a limited large-commercial resource for those agents and brokers who also are writing auto, property or small- to mid-sized commercial insurance with us, and to continue writing specialty insurance programs to the extent these programs fit our strategic objectives. The sale of our lender-placed property business reduced our catastrophe exposure while maintaining our focus on small business.

Surety

Our Surety segment provides surety bonds for construction and commercial businesses.

	THREE MONTHS ENDED JUNE 30		SIX MONTHS ENDED JUNE 30
	2006	2005	2006	2005
Net Written Premiums	$84.5	$75.5	$162.7	$135.2
Net Earned Premiums	70.6	63.4	142.4	122.8
Underwriting Profit	22.0	7.9	46.3	22.7
Loss and LAE Ratio	22.5%	41.9%	23.1%	34.6%
Expense Ratio	46.3	45.7	44.4	46.9

Combined Ratio	68.8%	87.6%	67.5%	81.5%

PREMIUMS

Net written premiums increased $9.0, or 11.9%, in the three months ended June 30, 2006 and $27.5, or 20.3%, in the six months ended June 30, 2006, compared with the same periods in 2005. The increase in net written premiums was driven by growth in our large contract new business. The growth came from existing and new customers and was fueled by continued favorable market conditions for construction and economic expansion.

Net earned premiums increased $7.2 or 11.4% in the three months ended June 30, 2006 and $19.6, or 16.0%, in the six months ended June 30, 2006, compared with the same periods in 2005 due to large contract and commercial new business.

UNDERWRITING RESULTS AND COMBINED RATIO

Our underwriting profit increased $14.1 and our combined ratio decreased 18.8 points in the three months ended June 30, 2006, compared with the same period in 2005. Our underwriting profit increased $23.6 and our combined ratio decreased 14.0 points in the six months ended June 30, 2006, compared with the same period in 2005. The results in both years reflected our disciplined underwriting, favorable loss and salvage experience, and decreased commission expense due to changes in the structure of brokerage compensation, as described below.

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

Compensation – A revised commission structure was implemented in early 2006. We expect a slight increase in our overall agency compensation from 2005 levels when our largest brokers were not accepting bonus commissions.

Overall – We expect the surety market to become more competitive this year as industry results were stable in 2005. As a result, we anticipate our growth rates will moderate this year. We do not expect significant changes in our underwriting results relative to 2005 overall.

P&C Other

Our P&C Other segment includes our:

•	Runoff assumed reinsurance business

•	Large-commercial business accounts in runoff and specialty programs that we exited, including asbestos and environmental

•	Runoff London operations, which we sold in 2005

	THREE MONTHS ENDED JUNE 30		SIX MONTHS ENDED JUNE 30
	2006	2005	2006	2005
Net Written Premiums	$0.7	$6.5	$0.7	$7.5
Net Earned Premiums	1.2	3.2	1.1	7.9
Underwriting Loss	(19.1)	(21.9)	(22.7)	(25.9)

The underwriting losses in both years reflect unfavorable prior-year reserve development.

Our Corporate Results

In our Corporate segment, we include:

•	Interest expense on our debt

•	Our corporate and investment activities, including real estate holdings and transactions and loss on debt repurchases

•	Our intercompany eliminations

	THREE MONTHS ENDED JUNE 30		SIX MONTHS ENDED JUNE 30
	2006	2005	2006	2005
Corporate Segment Results	$(15.5)	$(11.0)	$(29.6)	$(24.0)
Gain on Sales of Real Estate	32.8	—	32.8	—
Net Realized Investment Gains (Losses) before Income Taxes	(11.5)	0.2	(13.5)	0.6

Corporate Income (Loss) before Income Taxes	$5.8	$(10.8)	$(10.3)	$(23.4)

In February 2006, we repurchased $15.0 in principal amount of 8.072% Debentures for $16.4, including transaction costs. In May 2006, we repurchased $17.3 in principal amount of 8.072% Debentures for $18.9, including transaction costs. Despite the repurchases, interest expense increased from the same periods in 2005 due to increased interest rates on the portion of our debt that is swapped to floating rates.

Our interest expense was:

•	$22.9 in the three months ended June 30, 2006

•	$45.7 in the six months ended June 30, 2006

•	$22.0 in the three months ended June 30, 2005

•	$43.4 in the six months ended June 30, 2005

Corporate segment results for the three and six months ended June 30, 2006 include a $32.8 pretax gain on the sale of our Redmond, Washington office campus.

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

NET INVESTMENT INCOME

This table summarizes our pretax net investment income by portfolio:

	THREE MONTHS ENDED JUNE 30		SIX MONTHS ENDED JUNE 30
	2006	2005	2006	2005
P&C	$117.8	$113.3	$234.7	$226.3
Corporate	7.7	6.6	15.5	12.2

Total Net Investment Income	$125.5	$119.9	$250.2	$238.5

Our annualized investment income yields were:

	THREE MONTHS ENDED JUNE 30		SIX MONTHS ENDED JUNE 30
	2006	2005	2006	2005
Pretax	4.9%	4.8%	4.9%	4.8%
After-tax	3.7%	3.5%	3.7%	3.5%

The increase in net investment income in the three and six months ended June 30, 2006, compared with the same periods in 2005 was due to an increase in average invested assets on a cost basis, as a result of positive operating cash flows. Our after-tax yields increased slightly in the three and six months ended June 30, 2006, compared with the same periods in 2005 as a result of increased investment in tax-exempt municipal bonds.

NET REALIZED INVESTMENT GAINS AND LOSSES

Pretax net realized investment gains (losses) for the three and six months ended June 30, 2006 and 2005 by portfolio were:

	THREE MONTHS ENDED JUNE 30		SIX MONTHS ENDED JUNE 30
	2006	2005	2006	2005
P&C	$(25.7)	$13.6	$(8.8)	$46.7
Corporate	(11.5)	0.2	(13.5)	0.6

Total Pretax Net Realized Investment Gains (Losses)	$(37.2)	$13.8	$(22.3)	$47.3

Pretax net realized investment gains and losses for the three and six months ended June 30, 2006 and 2005 by component were:

	THREE MONTHS ENDED JUNE 30		SIX MONTHS ENDED JUNE 30
	2006	2005	2006	2005
Gross Gains on Fixed Maturities Transactions	$4.6	$2.7	$9.4	$9.1
Gross Losses on Fixed Maturities Transactions	(2.3)	(1.1)	(9.3)	(1.8)
Gross Gains on Marketable Equity Securities Transactions	6.9	14.8	37.3	44.6
Gross Losses on Marketable Equity Securities Transactions	(0.3)	(1.9)	(4.8)	(3.3)

Total Net Gains on Securities Transactions	8.9	14.5	32.6	48.6

Impairments on Fixed Maturities	(38.7)	—	(46.1)	(1.5)
Impairments on Marketable Equity Securities	(1.5)	(0.9)	(3.2)	(0.9)

Total Impairments	(40.2)	(0.9)	(49.3)	(2.4)

Other, Net	(5.9)	0.2	(5.6)	1.1

Total Pretax Net Realized Investment Gains (Losses)	$(37.2)	$13.8	$(22.3)	$47.3

Net Gains on Securities Transactions – We consider our intent and ability to hold to maturity investments with declines in value. However, our intent to hold the investment could change due to changes in the financial condition and near-term prospects of the issuer.

We continually monitor our investment portfolio and markets for opportunities to:

•	Improve credit quality

•	Reduce our exposure to companies and industries with credit problems

•	Manage call risk

For the three months ended June 30, 2006, the fair value of fixed maturities and marketable equity securities that we sold at a loss was $271.0, compared with $20.8 in the same period in 2005. For the six months ended June 30, 2006, the fair value of fixed maturities and marketable equity securities that we sold at a loss was $659.1, compared with $90.3 in the same period in 2005.

Our total net realized investment loss on these sales for the three months ended June 30, 2006 was $2.1, compared with $2.8 in the same period in 2005. Our total net realized investment loss on these sales for the six months ended June 30, 2006 was $12.8, compared with $4.4 for the same period in 2005. The net realized investment losses in 2006 were primarily related to securities impaired in prior periods, securities that became impaired during the period ended June 30, 2006, and securities that had substantially recovered in value.

Impairments – We closely monitor every investment with a fair value that has declined to below our amortized cost. If we determine that the decline is other-than-temporary, we write down the security to its fair value and record the charge as an impairment in Net Realized Investment Gains (Losses) in our Consolidated Statements of Income in the period that we make that determination.

In our impairment determination process, we consider the length of time and the degree to which the security has been impaired, as well as our intent and ability to hold these investments to full recovery. Our intent to hold the investment could change due to changes in the financial condition and near-term prospects of the issuer. We also consider operating cash flow estimates and investment programs (i.e., asset reallocation and rebalancing of portfolios to designated indices) when identifying securities that may not be held to recovery.

Pretax investment impairments for the three and six months ended June 30, 2006 and 2005 by portfolio were:

	THREE MONTHS ENDED JUNE 30		SIX MONTHS ENDED JUNE 30
	2006	2005	2006	2005
P&C
Fixed Maturities	$32.7	$—	$39.0	$1.0
Marketable Equity Securities	1.5	0.9	3.2	0.9
CORPORATE
Fixed Maturities	6.0	—	7.1	0.5

Total Pretax Investment Impairments	$40.2	$0.9	$49.3	$2.4

The increase in impairments in the three and six months ended June 30, 2006 was due to further decline of some previously impaired securities and review of securities only slightly declined in value, pursuant to which we determined that some securities may not be held until they recover to full value. This was a result of changes in asset allocations from taxable corporate to tax-exempt municipal securities.

Investment Portfolio

These tables summarize our investment portfolio at June 30, 2006 and December 31, 2005:

JUNE 30, 2006	COST OR AMORTIZED COST	CARRYING VALUE
P&C
Fixed Maturities – Taxable	$5,202.4	$5,149.9
Fixed Maturities – Non-taxable	3,497.3	3,559.8
CORPORATE
Fixed Maturities – Taxable	312.2	309.2

Total Fixed Maturities	9,011.9	9,018.9
Marketable Equity Securities	862.3	1,238.9
Other Invested Assets	11.4	11.4

Total Investment Portfolio	$9,885.6	$10,269.2

DECEMBER 31, 2005	COST OR AMORTIZED COST	CARRYING VALUE
P&C
Fixed Maturities – Taxable	$5,965.6	$5,994.3
Fixed Maturities – Non-taxable	2,868.1	3,009.1
CORPORATE
Fixed Maturities – Taxable	365.4	358.5

Total Fixed Maturities	9,199.1	9,361.9
Marketable Equity Securities	737.7	1,123.5
Other Invested Assets	10.7	10.7

Total Investment Portfolio	$9,947.5	$10,496.1

As of June 30, 2006, our fixed maturities, carried at $9,018.9 included:

•	Gross unrealized gains of $151.7

•	Gross unrealized losses of $144.7

As of June 30, 2006, our marketable equity securities, carried at $1,238.9 included:

•	Gross unrealized gains of $400.5

•	Gross unrealized losses of $23.9

As of December 31, 2005, our fixed maturities, carried at $9,361.9 included:

•	Gross unrealized gains of $254.1

•	Gross unrealized losses of $91.3

As of December 31, 2005, our marketable equity securities, carried at $1,123.5 included:

•	Gross unrealized gains of $393.9

•	Gross unrealized losses of $8.1

At June 30, 2006, no industry accounted for more than 10% of the total gross unrealized losses. Investments in the banking industry accounted for 12.4% of the total gross unrealized losses at December 31, 2005. Investments in secured finance mortgage-backed securities accounted for 11.4% of our total gross unrealized losses at December 31, 2005.

We reviewed all our investments with unrealized losses as of June 30, 2006. For all investments other than those for which we recognized an impairment charge, our evaluation determined that all their declines in fair value were temporary, and we have the intent and ability to hold these securities until they recover in value.

This table shows by maturity, the total amount of gross unrealized losses on fixed maturities and marketable equity securities at June 30, 2006:

JUNE 30, 2006	COST OR AMORTIZED COST	CARRYING VALUE	COST OR AMORTIZED COST IN EXCESS OF CARRYING VALUE
Fixed Maturities:
One Year or Less	$225.8	$224.5	$(1.3)
Over One Year through Five Years	1,775.9	1,718.1	(57.8)
Over Five Years through Ten Years	601.1	582.0	(19.1)
Over Ten Years	1,796.0	1,758.4	(37.6)
Mortgage-Backed Securities	978.8	949.9	(28.9)

Total Fixed Maturities	5,377.6	5,232.9	(144.7)
Total Marketable Equity Securities	258.7	234.8	(23.9)

Total	$5,636.3	$5,467.7	$(168.6)

Gross unrealized losses on our fixed maturities that have been in a loss position for more than a year at June 30, 2006 were $61.7, compared with $44.5 at December 31, 2005, reflecting changes in interest rates. There were no gross unrealized losses on our marketable equity securities that have been in an unrealized loss position for more than a year at June 30, 2006. Unrealized losses on our marketable equity securities that were in a loss position for more than a year were $1.2 at December 31, 2005. These unrealized losses were less than 1% of our total portfolio at June 30, 2006 and December 31, 2005.

We continue to monitor these securities as part of our overall portfolio evaluation. If we determine an unrealized loss to be other-than-temporary, we report an impairment loss. We report impairment losses in the same period that we make the determination.

DIVERSIFICATION

Our investment portfolio is well-diversified by issuer and industry type with no single issuer, except U.S. Government fixed maturities, exceeding 1% of the fair value of our consolidated investment portfolio. These tables show the investment types and industries of our fixed maturities and marketable equity securities that exceed 3% of our portfolio at June 30, 2006 and December 31, 2005:

JUNE 30, 2006	CARRYING VALUE	PERCENT OF TOTAL
States and Political Subdivisions	$3,861.7	37.6%
Banks	1,030.9	10.0
U.S. Government and Agencies	815.7	7.9
Electric Utilities	347.0	3.4
Diversified Financial Services	302.3	3.0
Mortgage-Backed Securities	1,211.6	11.8
Other	2,688.6	26.2

Total Fixed Maturities and Marketable Equity Securities	10,257.8	99.9
Other Invested Assets	11.4	0.1

Total Investment Portfolio	$10,269.2	100.0%

DECEMBER 31, 2005	CARRYING VALUE	PERCENT OF TOTAL
States and Political Subdivisions	$3,365.1	32.1%
Banks	1,134.5	10.8
U.S. Government and Agencies	1,005.0	9.6
Electric Utilities	409.5	3.9
Diversified Financial Services	391.5	3.7
Mortgage-Backed Securities	1,238.8	11.8
Other	2,941.0	28.0

Total Fixed Maturities and Marketable Equity Securities	10,485.4	99.9
Other Invested Assets	10.7	0.1

Total Investment Portfolio	$10,496.1	100.0%

INVESTMENT PORTFOLIO QUALITY

The quality ratings of our fixed maturities portfolio were:

RATING	PERCENT AT JUNE 30 2006	PERCENT AT DECEMBER 31 2005
AAA	50%	47%
AA	14	12
A	22	26
BBB	12	13

Subtotal	98	98
BB and lower	1	1
Not Rated	1	1

Total	100%	100%

BELOW INVESTMENT GRADE AND OTHER SECURITIES

A security is considered below investment grade if it has a rating below BBB. Our consolidated investment portfolio included below investment grade fixed maturities with a fair value of:

•	$52.0 at June 30, 2006

•	$103.1 at December 31, 2005

At June 30, 2006, these securities represented 0.6% of our total fixed maturities at fair value. At December 31, 2005, these securities represented 1.1% of our fixed maturities at fair value. The related amortized cost of below investment grade fixed maturities at June 30, 2006 was $49.6 compared with $99.5 at December 31, 2005.

As of June 30, 2006, our below investment grade securities included gross unrealized gains of $2.9 and gross unrealized losses of $0.5. As of December 31, 2005, our below investment grade securities included gross unrealized gains of $4.5 and gross unrealized losses of $0.9.

At June 30, 2006, our investment portfolio also included:

•	$103.4 of non-publicly traded fixed maturities and marketable equity securities – representing 1.0% of our total portfolio

•	$70.5 of not-rated fixed maturities – securities not rated by a national rating service – representing 0.7% of our total portfolio

At December 31, 2005, our investment portfolio included:

•	$129.3 of non-publicly traded fixed maturities and marketable equity securities – representing 1.2% of our total portfolio

•	$85.3 of not-rated fixed maturities – representing 0.8% of our total portfolio

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

We have not engaged in the sale of investments or other assets by securitization.

Our cash flow for the six months ended June 30, 2006 and 2005 was:

	SIX MONTHS ENDED JUNE 30
	2006	2005
Cash and Cash Equivalents – Beginning of Period	$556.3	$251.9
Net Cash Provided by (Used in):
Operating Activities	277.6	481.1
Investing Activities	226.2	(303.5)
Financing Activities	(514.3)	(49.5)

Cash and Cash Equivalents – End of Period	$545.8	$380.0

The decrease in cash provided by operating activities for the second quarter of 2006 was due to higher payments for losses of $60.9 over the same period in 2005 and lower premiums received of $80.5, compared with the same period in 2005.

The increase in cash provided by investing activities was a result of increased sales of fixed maturities and marketable equity securities, and the sale of our Redmond, Washington office campus in the second quarter of 2006.

The increase in cash used in financing activities was a result of share and debt repurchases described below.

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

Our Capital Structure – Capital resources protect our policyholders, provide us with financial strength and facilitate continued business growth. Our capital structure consists of debt and equity and was as follows:

	JUNE 30, 2006	DECEMBER 31, 2005
Total Debt	$1,274.7	$1,307.0

Equity Excluding Accumulated Other Comprehensive Income (AOCI)	3,695.2	3,767.8
AOCI	249.6	356.8

Total Shareholders’ Equity	3,944.8	4,124.6

Total Capitalization	$5,219.5	$5,431.6

Ratio of Debt to Equity	32.3%	31.7%
Ratio of Debt to Capitalization	24.4%	24.1%

In February 2006, we repurchased $15.0 in principal amount of 8.072% Debentures for $16.4 including transaction costs. In May 2006, we repurchased an additional $17.3 in principal amount of these same debentures for $18.9 including transaction costs.

During the first six months of 2006, we repurchased 8,892,770 shares of our outstanding common stock at an average price of $53.45 per share for a total cost of $475.7 as described below.

In January 2006, we repurchased 477,800 shares at an average price of $53.69 per share for a total cost of $25.7. In February 2006, we executed a Rule 10b5-1 trading plan to purchase up to $250.0 of our common stock. This plan allowed us to repurchase our shares during periods when we would normally not be active in the market because of our own internal trading windows. We completed the Rule 10b5-1 trading plan on April 3, 2006, repurchasing a total of 4,828,670 shares at an average price of $51.75 per share for a total cost of $250.0.

On May 8, 2006, we executed a Rule 10b5-1 trading plan to purchase up to $200.0 of our outstanding common stock. We completed this trading plan on June 27, 2006, repurchasing a total of 3,586,300 shares at an average price of $55.75 per share for a total cost of $200.0. Approximately 1.1 million shares remain available for repurchase under board-approved repurchase programs.

During the second quarter of 2005, we completed an Accelerated Stock Buyback (ASB) program, paying a price adjustment of $16.1 based on the volume weighted average price of our common stock during the period of the ASB repurchases. We reported this price adjustment in our Consolidated Statements of Shareholders’ Equity as of June 30, 2005.

On July 24, 2006, we paid a quarterly dividend of $0.30 per share. This represented a 20% increase per share over the first quarter dividend of $0.25 per share.

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

The bank credit facility does not require us to maintain any deposits as compensating balances. At June 30, 2006 and December 31, 2005, we had no borrowings under the bank credit facility and we were in compliance with its covenants.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements that have or are reasonably likely to have a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

CONTRACTUAL OBLIGATIONS

In May 2006, we entered into operating lease agreements for office space in Seattle, Washington for our corporate headquarters and Northwest regional office, which will expire by 2017. We will be responsible for the proportionate share of the buildings’ operating expenses and real estate taxes. We have renewal options under the lease to extend the terms.

Our minimum rental commitments for the next five years and thereafter, including cost escalation clauses, for leases in effect at June 30, 2006 are as follows:

Year Payable	Minimum Rentals
Remainder of 2006	$19.5
2007-2008	86.1
2009-2010	63.9
2011 and Thereafter	126.2

Total	$295.7

FINANCIAL STRENGTH RATINGS

Financial strength ratings provide a benchmark for comparing insurers. Higher ratings generally indicate greater financial strength and a stronger ability to pay claims.

Here are our current ratings:

	A.M. BEST	FITCH	MOODY’S	STANDARD & POOR’S
Safeco Corporation:
Senior Debt	bbb+	A-	Baa1	BBB+

Financial Strength:
P&C Insurance Subsidiaries	A	AA-	A1	A+

On May 18, 2006, A.M. Best affirmed our debt ratings and the financial strength ratings of our insurance subsidiaries, keeping its view of our ratings on positive outlook. On May 31, 2006, Standard & Poor’s affirmed our debt ratings and the financial strength ratings of our insurance subsidiaries, keeping its view of our ratings on positive outlook. In June 2005, Moody’s affirmed our ratings and revised its outlook to positive from stable. Also in 2005, Fitch affirmed our ratings and maintained its stable outlook.

Impact of Financial Strength Ratings

Lower financial strength ratings could materially and adversely affect our company and its performance and could:

•	Increase the number of customers who terminate their policies

•	Decrease new sales

•	Increase our borrowing costs

•	Limit our access to capital

•	Restrict our ability to compete

Regulatory Considerations

In June 2006, California’s Insurance Commissioner ordered Safeco and three other insurers to public hearings to determine whether Safeco and the other named companies should be required to reduce homeowners’ rates. No hearing dates have been scheduled at this time.

Also in California, new auto rating regulations were recently approved. The new regulations change how insurers can calculate rates for personal auto policies by reducing the impact that geography has on insurance rates. As a result, our accuracy in establishing rates may be diminished. Challenges to the rate regulations have been filed by various organizations.

ITEM 4 – CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934 (the Exchange Act), our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

On July 19, 2005, we received a shareholder demand letter asserting that our directors and certain former officers of Talbot Financial Corporation (Talbot) breached their duties owed to Safeco in connection with the sale of Talbot in July 2004. The letter demanded that we commence an action against the directors who approved the transaction and against the officers involved in the transaction. We formed a board committee comprised of directors not involved in the sale to review the matter. Following an investigation, the committee determined that the actions called for in the letter should not be undertaken. The shareholder, Nicholas Goldware, trustee of the Goldware Family Trust, subsequently filed a derivative complaint in King County Superior Court on March 14, 2006, Case No. 06-2-08983-9. The complaint names as defendants certain current and former members of our board of directors, unnamed members of the board of directors of our subsidiary, General America Corporation, and the Talbot officers. The complaint alleges the defendants breached fiduciary duties, that the Talbot officers were unjustly enriched, and that the director defendants participated in and facilitated a breach of fiduciary duties by the Talbot officers. The complaint is derivative in nature and does not seek monetary damages from us. However, we may be required, throughout the pendency of this action, to advance payment of legal fees and costs incurred by the defendants. A motion to dismiss was filed by Safeco and the director defendants on June 21, 2006.

We do not believe that any such litigation will have a material and adverse effect on our financial condition, operating results or liquidity.

Our property and casualty insurance subsidiaries are parties to a number of lawsuits for liability coverages related to asbestos, environmental claims and construction defects. Estimation of reserves for such claims is difficult. However, we do not expect these lawsuits to have a material effect on our financial condition.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1-30	108,507	50.37	108,507	4,693,530
May 1-31	1,868,345	56.23	1,868,345	2,825,185
June 1-30	1,717,955	55.23	1,717,955	1,107,230

Total	3,694,807	55.59	3,694,807

(1)	In April 2006, we repurchased 108,507 shares at an average price of $50.37 per share for a total cost of $5.5, completing a Rule 10b5-1 trading plan we announced in February 2006. On May 8, 2006, we executed another Rule 10b5-1 trading plan to purchase up to $200.0 of our common stock. We completed this plan on June 27, 2006, purchasing 3,586,300 shares at an average price of $55.75 for a total cost of $200.0.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Safeco’s Annual Meeting of Shareholders was held May 3, 2006. Safeco shareholders elected six nominees to the Board of Directors. The results of the voting were as follows:

DIRECTOR	TERM EXPIRES	FOR	WITHHELD
Peter L. S. Currie	2009	108,298,065	1,224,034
Maria S. Eitel	2007	108,242,766	1,279,333
Joshua Green, III	2009	106,581,948	2,940,151
William S. Reed, Jr.	2009	104,428,748	5,093,351
Paula Rosput Reynolds	2007	106,191,906	3,330,193
Judith M. Runstad	2009	102,222,870	7,299,229

There were no abstentions or broker non-votes with respect to the election of directors.

At the annual meeting, shareholders ratified the appointment of Ernst & Young LLP as our independent registered public accounting firm. The vote was 106,993,425 for the ratification, 1,792,605 against the ratification, and there were 736,069 abstentions and no broker non-votes.

ITEM 6 – EXHIBITS

10.1	Third Amendment of Purchase and Sale Agreement between General America Corporation and Microsoft Corporation, dated May 23, 2006.

10.2	Office Building Lease Agreement between Safeco Insurance Company of America and NOP 1001 Fourth L.L.C., dated May 23, 2006.

10.3	Office Building Lease Agreement between Safeco Insurance Company of America and WA-Second & Seneca, L.L.C., dated May 23, 2006.

10.4	Office Building Lease Agreement between General America Corporation and Microsoft Corporation, dated May 31, 2006.

10.5	Separation and General Release Agreement dated July 12, 2006 between Safeco Corporation and Michael LaRocco.

31.1	Certification of Chief Executive Officer of Safeco Corporation dated August 2, 2006, in accordance with Rule 13a-14(a) or 15d-14(a) Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer of Safeco Corporation dated August 2, 2006, in accordance with Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer of Safeco Corporation dated August 2, 2006, in accordance with 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of Safeco Corporation, dated August 2, 2006, in accordance with 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Safeco Corporation and Subsidiaries

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 2, 2006.

Safeco Corporation
Registrant

/s/ Ross J. Kari
Ross J. Kari
Executive Vice President and
Chief Financial Officer

Safeco Corporation
Registrant

/s/ Charles F. Horne, Jr.
Charles F. Horne, Jr.
Senior Vice President and Controller