Form 10-Q
period 2006-09-30
SAFECO CORP
filed 2006-10-31
CIK 86104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2006

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

115,454,124 shares of common stock were outstanding at October 20, 2006.

Safeco Corporation and Subsidiaries

Safeco Corporation and Subsidiaries

Consolidated Statements of Income

(In millions, except per share amounts)

	THREE MONTHS ENDED SEPTEMBER 30		NINE MONTHS ENDED SEPTEMBER 30
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)
REVENUES
Net Earned Premiums	$1,383.4	$1,460.2	$4,220.1	$4,345.5
Net Investment Income	130.9	121.4	381.1	359.9
Net Realized Investment Gains	22.9	3.9	0.6	51.2
Gain on Sales of Real Estate	122.6	—	155.4	—
Other Revenues	0.1	0.1	0.2	0.2

Total Revenues	1,659.9	1,585.6	4,757.4	4,756.8

EXPENSES
Losses and Loss Adjustment Expenses	824.2	1,012.1	2,465.0	2,760.3
Amortization of Deferred Policy Acquisition Costs	235.2	244.5	698.7	727.7
Other Underwriting and Operating Expenses	166.7	164.7	522.0	487.8
Interest Expense	22.9	22.7	68.6	66.1
Contribution to Safeco Insurance Foundation	30.0	—	30.0	—
Restructuring and Asset Impairment Charges	20.7	1.5	22.7	2.5
Loss on Debt Repurchases	—	4.0	—	4.0

Total Expenses	1,299.7	1,449.5	3,807.0	4,048.4

Income before Income Taxes	360.2	136.1	950.4	708.4
Provision for Income Taxes	104.5	35.0	286.8	208.0

Net Income	$255.7	$101.1	$663.6	$500.4

COMPUTATION OF NET INCOME PER SHARE
Diluted:
Average Number of Common Shares Outstanding	115.9	125.5	118.8	126.7
Additional Common Shares Assumed Issued Under Treasury Stock Method	0.4	1.1	0.6	1.2

Average Shares Outstanding - Diluted	116.3	126.6	119.4	127.9

Net Income Per Share	$2.20	$0.80	$5.56	$3.91

Basic:
Average Number of Common Shares Outstanding	115.9	125.5	118.8	126.7

Net Income Per Share	$2.21	$0.81	$5.59	$3.95

Dividends Declared per Share	$0.30	$0.25	$0.85	$0.72

See Condensed Notes to Consolidated Financial Statements.

Safeco Corporation and Subsidiaries

Consolidated Balance Sheets

(In millions)

	SEPTEMBER 30 2006	DECEMBER 31 2005
	(Unaudited)
ASSETS
Investments
Available-for-Sale Securities:
Fixed Maturities, at Fair Value (Cost or amortized cost: $9,007.2; $9,199.1)	$9,213.3	$9,361.9
Marketable Equity Securities, at Fair Value (Cost: $990.7; $737.7)	1,419.9	1,123.5
Other Invested Assets	11.2	10.7

Total Investments	10,644.4	10,496.1
Cash and Cash Equivalents	624.5	556.3
Accrued Investment Income	118.0	131.4
Premiums and Service Fees Receivable	1,115.1	1,084.7
Deferred Policy Acquisition Costs	391.0	376.4
Reinsurance Recoverables	423.4	447.0
Property and Equipment for Company Use (At cost less accumulated depreciation: $268.6; $307.6)	126.3	323.1
Real Estate Held-for-Sale (At cost less accumulated depreciation: $3.3; $41.8)	3.6	35.1
Current Income Taxes Recoverable	73.5	51.7
Net Deferred Income Tax Assets	195.6	280.4
Other Assets	168.6	130.2
Securities Lending Collateral	741.1	974.6

Total Assets	$14,625.1	$14,887.0

LIABILITIES AND SHAREHOLDERS’ EQUITY
Loss and Loss Adjustment Expense Reserves	$5,209.9	$5,358.2
Unearned Premiums	2,224.7	2,139.8
Debt	1,274.7	1,307.0
Other Liabilities	904.8	982.8
Securities Lending Payable	741.1	974.6

Total Liabilities	10,355.2	10,762.4

Commitments and Contingencies	—	—

Preferred Stock, No Par Value
Shares Authorized: 10.0
Shares Issued and Outstanding: None	—	—
Common Stock, No Par Value
Shares Authorized: 300.0
Shares Reserved for Stock Awards: 5.0; 7.5
Shares Issued and Outstanding: 115.4; 123.6	—	434.8
Retained Earnings	3,856.8	3,333.0
Accumulated Other Comprehensive Income, Net of Taxes	413.1	356.8

Total Shareholders’ Equity	4,269.9	4,124.6

Total Liabilities and Shareholders’ Equity	$14,625.1	$14,887.0

See Condensed Notes to Consolidated Financial Statements.

Safeco Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(In millions)

NINE MONTHS ENDED SEPTEMBER 30	2006	2005
	(Unaudited)
OPERATING ACTIVITIES
Insurance Premiums Received	$4,279.2	$4,405.3
Dividends and Interest Received	418.4	401.8
Losses and Loss Adjustment Expenses Paid	(2,618.0)	(2,622.9)
Underwriting, Acquisition, Insurance and Other Operating Costs Paid	(1,283.8)	(1,175.6)
Interest Paid	(80.0)	(77.1)
Income Taxes Paid	(239.6)	(191.0)

Net Cash Provided by Operating Activities	476.2	740.5

INVESTING ACTIVITIES
Purchases of:
Fixed Maturities Available-for-Sale	(1,655.1)	(1,706.9)
Marketable Equity Securities Available-for-Sale	(504.7)	(280.0)
Maturities and Calls of Fixed Maturities Available-for-Sale	647.9	735.6
Sales of:
Fixed Maturities Available-for-Sale	1,152.0	695.5
Marketable Equity Securities Available-for-Sale	270.8	240.7
Real Estate	356.2	—
Sale of Subsidiary, Net of Cash Sold	(42.2)	—
Other, Net	(22.3)	(14.8)

Net Cash Provided by (Used in) Investing Activities	202.6	(329.9)

FINANCING ACTIVITIES
Common Stock Reacquired	(562.0)	(231.1)
Dividends Paid to Shareholders	(95.6)	(87.8)
Stock Options Exercised	82.3	29.5
Repurchase of Debt	(35.3)	(29.8)

Net Cash Used in Financing Activities	(610.6)	(319.2)

Net Increase in Cash and Cash Equivalents	68.2	91.4

Cash and Cash Equivalents at Beginning of Period	556.3	251.9

Cash and Cash Equivalents at End of Period	$624.5	$343.3

See Condensed Notes to Consolidated Financial Statements.

Safeco Corporation and Subsidiaries

Consolidated Statements of Cash Flows – Reconciliation of Net Income to Net Cash Provided by Operating Activities

(In millions)

NINE MONTHS ENDED SEPTEMBER 30	2006	2005
	(Unaudited)
Net Income	$663.6	$500.4

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Net Realized Investment Gains	(0.6)	(51.2)
Amortization of Fixed Maturities	31.2	36.7
Amortization, Depreciation and Impairments	47.6	37.9
Deferred Income Tax Provision	56.3	91.0
Gain on Sales of Real Estate	(155.4)	—
Non-cash Contribution to Safeco Insurance Foundation	30.0	—
Other, Net	(5.9)	16.6
Changes in, Net of Dispositions:
Accrued Investment Income	13.4	12.7
Premiums and Service Fees Receivable	(30.4)	5.8
Current Income Taxes Recoverable	(21.8)	(69.5)
Deferred Policy Acquisition Costs	(14.6)	(11.5)
Loss and Loss Adjustment Expense Reserves	(148.3)	174.0
Unearned Premiums	84.9	68.9
Other Assets and Liabilities	(73.8)	(71.3)

Total Adjustments	(187.4)	240.1

Net Cash Provided by Operating Activities	$476.2	$740.5

There were no significant non-cash financing or investing activities for the nine months ended September 30, 2006 or 2005.

See Condensed Notes to Consolidated Financial Statements.

Safeco Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity

(In millions, except share amounts)

NINE MONTHS ENDED SEPTEMBER 30	2006	2005
	(Unaudited)
COMMON STOCK
Balance at Beginning of Period	$434.8	$641.8
Shares Issued for Options and Rights (including Taxes of $12.1; $3.7)	90.0	33.2
Stock Compensation	2.2	9.8
Reclassification of Share-Based Payments to Liabilities	(5.4)	—
Shares Reacquired	(521.6)	(231.1)

Balance at End of Period	—	453.7

RETAINED EARNINGS
Balance at Beginning of Period	3,333.0	2,763.8
Net Income	663.6	500.4
Dividends Declared	(99.4)	(91.1)
Shares Reacquired	(40.4)	—

Balance at End of Period	3,856.8	3,173.1

ACCUMULATED OTHER COMPREHENSIVE INCOME, NET OF TAXES
Balance at Beginning of Period	356.8	515.3
Other Comprehensive Income (Loss)	56.3	(134.5)

Balance at End of Period	413.1	380.8

Shareholders’ Equity	$4,269.9	$4,007.6

NINE MONTHS ENDED SEPTEMBER 30	2006	2005
	(Unaudited)
COMMON SHARES OUTSTANDING
Number of Shares Outstanding at Beginning of Period	123,584,593	126,958,493
Shares Issued for Stock Options and Rights	2,297,598	1,045,225
Shares Reacquired	(10,444,770)	(3,970,640)

Number of Shares Outstanding at End of Period	115,437,421	124,033,078

See Condensed Notes to Consolidated Financial Statements.

Safeco Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

(In millions)

	THREE MONTHS ENDED SEPTEMBER 30		NINE MONTHS ENDED SEPTEMBER 30
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)
Net Income	$255.7	$101.1	$663.6	$500.4

Other Comprehensive Income (Loss), Net of Taxes:
Change in Unrealized Gains (Losses) on Available-for-Sale Securities	188.7	(87.6)	66.5	(104.2)
Reclassification Adjustment for Net Realized Investment Gains Included in Net Income	(25.2)	(5.9)	(10.2)	(37.1)
Foreign Currency Translation Adjustments	—	7.0	—	6.8

Other Comprehensive Income (Loss)	163.5	(86.5)	56.3	(134.5)

Comprehensive Income	$419.2	$14.6	$719.9	$365.9

See Condensed Notes to Consolidated Financial Statements.

Safeco Corporation and Subsidiaries

Condensed Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in millions except share data, unless noted otherwise)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Safeco Corporation is a Washington State corporation operating across the United States. We sell property and casualty insurance to drivers, homeowners and small- and mid-size businesses. We generate virtually all our revenues from these activities.

Throughout our Consolidated Financial Statements, we refer to Safeco Corporation and its subsidiaries as “Safeco,” “we” and “our.” We refer to the property and casualty businesses as “Property & Casualty” and “P&C.” We refer to all other activities, primarily the financing of our business activities, as “Corporate.”

Basis of Consolidation and Reporting and Use of Estimates

We have prepared our Consolidated Financial Statements in conformity with U.S. generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q. Certain financial information that is required in the annual financial statements prepared in conformity with GAAP may not be required for interim financial reporting purposes and has been condensed or omitted. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation of results for the interim periods have been included. Results for the nine-month period ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

Our Consolidated Financial Statements and Condensed Notes to Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in our 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Preparing our interim financial statements in conformity with GAAP requires us to make estimates and assumptions that may affect amounts reported or disclosed in our Consolidated Financial Statements and accompanying Condensed Notes to Consolidated Financial Statements. Actual results could differ from those estimates.

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

Effective January 1, 2006, with the adoption of Statement of Financial Accounting Standards (SFAS) 123(R), “Share-Based Payment,” we classified our outstanding restricted stock rights and performance-measure restricted stock rights as liability awards as we expect to settle the awards in cash. Accordingly, we did not include them in additional common shares assumed issued and they do not affect the calculation of our diluted earnings per share.

Share Repurchases

When we repurchase any of our common stock, we reduce our common stock or retained earnings, if our common stock is zero, to reflect the repurchase on our Consolidated Balance Sheets. In accordance with the Washington Business Corporation Act, we do not show treasury stock as a separate reduction to Shareholders’ Equity on our Consolidated Balance Sheets.

On August 11, 2006, our board of directors increased the number of shares available for purchase under our share repurchase program to 10 million shares. We repurchase shares under Rule 10b5-1 trading plans, accelerated share repurchase programs and in open market transactions. A 10b5-1 trading plan allows us to repurchase our shares during periods when we would normally not be active in the market because of our own internal trading windows. On August 14, 2006, we executed a Rule 10b5-1 trading plan to purchase up to $250.0 of our outstanding common stock. This trading plan expired on October 25, 2006, with shares valued at $163.7 remaining available for repurchase .

We summarize our share repurchase activity for the nine months ended September 30, 2006 and 2005 below:

Program, Completed	Number of Shares Purchased	Average Price Per Share	Total Cost
2004 Accelerated Stock Buyback Settlement	—	$—	$16.1
Accelerated Share Repurchase	2,752,300	54.50	150.3
10b5-1, November 2005	1,207,678	53.06	64.1
Other	10,662	55.17	0.6

Total 2005 Repurchases	3,970,640	$54.06	$231.1

10b5-1, April 2006	4,828,670	$51.75	$250.0
10b5-1, June 2006	3,586,300	55.75	200.0
10b5-1, expired October 2006	1,552,000	55.64	86.3
Other	477,800	53.69	25.7

Total 2006 Repurchases	10,444,770	$53.81	$562.0

Dividends

On July 24, 2006, we increased our quarterly dividend to $0.30 per share. This represented a 20% increase per share over the previous quarterly dividend of $0.25 per share.

Income Taxes

Our provision for income taxes included a tax benefit of $10.6 for the nine months ended September 30, 2005, stemming primarily from the favorable resolution of state tax-related issues.

Leases

We review our leases for capital or operating classification at their inception under the guidance of SFAS 13, “Accounting for Leases”, as amended. Our operating leases include cost escalation clauses and require payment of real estate taxes, insurance and common area maintenance, in addition to rent, with staggered lease terms that run to 2018. We recognize our rent expense on a straight-line basis from the date we take possession of the property to the end of the initial lease term, with differences between rent expense and rent paid recorded as deferred rent on our Consolidated Balance Sheets. We report our rent expense in our Consolidated Statements of Income.

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

We had a market value of $626.9 of fixed maturities and $96.7 of marketable equity securities loaned at September 30, 2006. We had a market value of $849.8 of fixed maturities and $102.6 of marketable equity securities loaned at December 31, 2005. We report the Securities Lending Collateral and the corresponding Securities Lending Payable on our Consolidated Balance Sheets as assets and liabilities.

New Accounting Standards

SFAS 157, “Fair Value Measurements” – In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS 157, which establishes a framework for measuring fair value and requires expanded disclosure about the information used to measure fair value. The statement applies whenever other statements require, or permit, assets or liabilities to be measured at fair value. The statement does not expand the use of fair value in any new circumstances and is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption encouraged. We do not expect the adoption of this statement to have a material impact on our financial condition or results of operations.

SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”- In September 2006, the FASB issued SFAS 158, which requires an employer to recognize the over-funded or under-funded status of defined benefit and other postretirement plans (other than a multiemployer plan) as an asset or liability on its consolidated balance sheet. Actuarial gains and losses and prior service costs and credits that have not yet been recognized as a component of net periodic benefit cost as of the statement adoption date are recorded as a component of accumulated other comprehensive income. These changes modify the required disclosures for defined benefit and other postretirement plans. The statement is effective for fiscal years ending after December 15, 2006. We do not expect the adoption of this statement to have a material impact on our financial condition or results of operations.

Staff Accounting Bulletin (SAB) 108, “Considering the Effects of Prior-Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” – The Securities and Exchange Commission (SEC) released SAB 108 to provide interpretive guidance on how the effects of the carry over or reversal of prior year misstatements should be considered in quantifying a current year misstatement. There have been two approaches commonly used to quantify such errors. Under one approach, the error is quantified as the amount by which the current year income statement is misstated. The other approach quantifies the error as the cumulative amount by which the current year balance sheet is misstated. The SEC staff believes that companies should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. We do not expect the application of this interpretation to have a material impact on our financial position or results of operations.

FASB Interpretation Number (FIN) 48, “Accounting for Uncertainty in Income Taxes” – In June 2006, the FASB issued an interpretation to clarify when income tax benefits should be recognized. Under FIN 48, a company is able to record income tax benefits only if it is “more likely than not” to be sustained upon Internal Revenue Service (IRS) examination. Further, the company must assume that every uncertain tax position will be examined by the IRS, and it must take that assumption into account in its determination of “more likely than not” in the period. Previously recorded income tax benefits that no longer meet this standard are required to be charged to earnings in the period that determination is made. This interpretation applies to the first annual period beginning after December 15, 2006. We are currently evaluating the impact the adoption of this statement will have on our Consolidated Financial Statements.

SFAS 123(R), “Share-Based Payment” – In December 2004, FASB issued SFAS 123(R), a revision of SFAS 123. SFAS 123(R) requires all share-based compensation awards granted, modified or settled after December 15, 1994 to be accounted for using the fair value method of accounting. We adopted SFAS 123(R) on January 1, 2006 as described in Notes 1 and 2, and the adoption did not have a material impact on our financial condition or results of operations.

NOTE 2 – STOCK INCENTIVE PLANS

The Safeco Long-Term Incentive Plan of 1997 (the Plan), as amended, provides for the issuance of up to 12,000,000 shares of our common stock. Incentive stock options, non-qualified stock options, restricted stock rights and performance-measure restricted stock rights (collectively RSRs), performance stock rights (PSRs), and stock appreciation rights are authorized under the Plan. The terms and conditions upon which options become exercisable vary among grants. However, option rights expire no later than 10 years from the date of grant. We make grants to key employees and non-employee directors. Options and RSRs generally vest on a straight-line basis over four years. We grant all such stock-based compensation awards at the fair market value of our common stock on the date of the grant.

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

On January 1, 2006, we adopted the fair value recognition provisions of SFAS 123(R), using the modified prospective transition method. Under that transition method, we recognized compensation cost upon adoption for all share-based payments granted prior to January 1, 2003, but not vested as of January 1, 2006, in accordance with the original provisions of SFAS 123. We also recognized compensation cost in the first nine months of 2006 for all share-based payments granted and earned after January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R).

Effective January 1, 2006, we recognized compensation cost for prospective awards using the straight-line method versus the multiple options method used prior to January 1, 2006.

Prior to the adoption of SFAS 123(R), we presented all tax benefits of deductions resulting from the exercise of stock options as cash flows from operating activities in our Consolidated Statements of Cash Flows. Effective January 1, 2006, the cash flows resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) are presented as cash flows from financing activities.

We did not restate results for prior periods. Our adoption of SFAS 123(R) did not have a material impact on our Consolidated Statements of Income or Statements of Cash Flows.

At September 30, 2006, we had 1,130,121 stock options outstanding (vested and unvested), 599,704 RSRs awarded but not yet vested, and 3,250,971 shares of common stock reserved for future awards. We issue reserved shares to satisfy stock option exercises and RSRs and PSRs settled in stock.

Compensation Expense

SFAS 123(R) requires compensation expense associated with the share-based awards to be recognized over the requisite service period. This is the period of time between the grant-date and the award’s stated vesting term.

Stock-based compensation expense was $2.6 ($1.7 after tax) for the three months ended September 30, 2006, and $16.5 ($10.9 after tax) for the nine months ended September 30, 2006. Stock-based compensation expense was $7.5 ($4.9 after tax) for the three months ended September 30, 2005, and $21.7 ($14.4 after tax) for the nine months ended September 30, 2005. The compensation cost related to non-vested share-based compensation arrangements granted under the Plan but not yet recognized was $22.7 at September 30, 2006. We expect to recognize that cost over a weighted-average period of 3.0 years.

We show, on a pro forma basis, the effect on our net income and net income per share as if we applied the fair value method to all outstanding and unvested awards prior to the adoption of SFAS 123(R):

(In millions, except per share amounts)	THREE MONTHS ENDED SEPTEMBER 30, 2005	NINE MONTHS ENDED SEPTEMBER 30, 2005
Net Income, as reported	$101.1	$500.4
Add Back: After-Tax Stock-based Compensation Expense Included in Reported Net Income	4.9	14.4
Deduct: Pro Forma Stock-based Compensation Expense *	(5.6)	(15.4)

Pro Forma Net Income	$100.4	$499.4

Net Income Per Share
Basic – as Reported	$0.81	$3.95
Diluted – as Reported	$0.80	$3.91
Basic – Pro Forma	$0.80	$3.94
Diluted – Pro Forma	$0.79	$3.90

*	Determined under fair value based method for all awards, net of related tax effects.

RSR and PSR Activity

RSRs provide for the holder to receive a stated number of shares if the holder remains employed for a stated number of years. We have classified our RSRs as liability awards. RSRs are valued based upon the fair market value of our common stock on the date of grant and are remeasured at the end of each period to the current fair market value. PSRs provide for the holder to receive a stated number of shares if the company attains certain specified performance goals within a stated performance cycle. There were no outstanding PSRs as of September 30, 2006.

Vested RSRs and earned PSRs are paid in cash based on the fair market value of our stock on the issue/payment date or, in some instances, issued in stock at the option of the holder. We charge RSR compensation expense to operations over the vesting period and PSR compensation expense when it is probable the performance goals will be achieved.

We summarize our RSR and PSR activity for the three and nine months ended September 30, 2006 below:

	PSRs		RSRs
	Shares	Weighted- Average Grant- Date Fair Value	Shares	Weighted- Average Grant- Date Fair Value
Non-vested at January 1, 2006	36,602	$35.03	748,392	$47.00
Granted	5,649	35.03	337,428	52.28
Vested	(42,251)	35.03	(201,060)	45.20
Forfeited	—	—	(111,228)	46.49

Non-vested at March 31, 2006	—	—	773,532	49.85
Granted	—	—	63,944	54.00
Vested	—	—	(24,655)	48.11
Forfeited	—	—	(33,949)	49.01

Non-vested at June 30, 2006	—	—	778,872	50.28
Vested	—	—	(55,389)	47.84
Forfeited	—	—	(123,779)	50.96

Non-vested at September 30, 2006	—	$—	599,704	$50.37

We paid $2.4 in cash in the three months ended September 30, 2006 and $13.3 in the nine months ended September 30, 2006 to settle RSRs. No cash was paid in the three months ended September 30, 2005 and $8.0 was paid in the nine months ended September 30, 2005 to settle RSRs. We used stock valued at $3.3 in the nine months ended September 30, 2006 to settle RSRs. We used stock valued at $3.5 in the nine months ended September 30, 2005 to settle RSRs. No stock was used to settle RSRs in the three months ended September 30, 2006 or 2005.

We paid $1.8 in cash in the nine months ended September 30, 2006 to settle PSRs. We paid $1.5 in cash in the nine months ended September 30, 2005 to settle PSRs. We used stock valued at $0.4 in the nine months ended September 30, 2006 to settle PSRs. We used stock valued at $1.5 in the nine months ended September 30, 2005 to settle PSRs. No PSRs were settled in the three months ended September 30, 2006 or 2005. No PSRs were outstanding as of September 30, 2006.

We summarize our RSRs granted and vested for the three and nine months ended September 30, 2006 below.

	THREE MONTHS ENDED SEPTEMBER 30		NINE MONTHS ENDED SEPTEMBER 30
	2006	2005	2006	2005
Weighted Average Grant-Date Fair Value of RSRs	$—	$—	$52.56	$49.46
Fair Value of RSRs Vested	$2.4	$3.3	$16.6	$11.5

Stock Option Valuation

We use the Black-Scholes method (which models the value over time of financial instruments) to estimate the fair value at grant date of the options. The Black-Scholes method uses several assumptions to value an option. We use the following assumptions:

•	Expected Dividend Yield – reflects our average stock price for the last two years and our current dividend payout.

•	Expected Volatility in Stock Price – reflects the historical change in our stock price over the expected term of the stock option.

•	Risk-free Interest Rate – reflects the average rate on the treasury bond with maturity equal to the expected term of the option.

•	Expected Life of Stock Awards – As allowed under SFAS 123(R), we elected the simplified method to calculate an expected life based on the midpoint between the vesting date and the end of the contractual term of the stock award. We will not use this method after December 31, 2007.

We show the weighted-average assumptions used in the option pricing model for stock option grants below:

NINE MONTHS ENDED SEPTEMBER 30	2006
Expected Dividend Yield	2.1%
Expected Volatility in Stock Price	31.3%
Risk-Free Interest Rate	4.4%
Expected Life of Stock Awards	6.9 years
Weighted Average Fair Value at Grant Date	$18.78

Stock Option Activity

In January 2006, we granted 250,000 stock options to our Chief Executive Officer on her hire date at an exercise price equal to the fair market value of our common stock on the date of grant. In June 2006, we granted 9,770 stock options to our Chief Financial Officer on his hire date at an exercise price equal to the fair market value of our common stock on the date of grant. We granted no options in 2005.

We summarize stock option activity for the three and nine months ended September 30, 2006 below:

	Shares	Weighted- Average Exercise Price per Share	Weighed- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2006	3,227,742	$33.97	6.38	$72,715,168
Granted	250,000	57.75
Exercised	(709,719)	31.05
Forfeited	(106,500)	38.31

Outstanding at March 31, 2006	2,661,523	36.81	6.56	37,550,071
Granted	9,770	55.17
Exercised	(839,150)	34.00
Forfeited	(16,225)	37.42

Outstanding at June 30, 2006	1,815,918	38.20	6.47	33,301,010
Exercised	(646,447)	34.92
Forfeited	(39,350)	37.94

Outstanding at September 30, 2006	1,130,121	40.09	6.48	20,994,287

Vested or Expected to Vest at September 30, 2006	1,070,930	39.49	6.38	20,568,167

Exercisable at September 30, 2006	735,526	$34.25	5.47	$18,153,680

The intrinsic value is the difference between the current market value and grant price of our options. We summarize the values of our exercised and vested options for the three and nine months ended September 30, 2006 below:

	THREE MONTHS ENDED SEPTEMBER 30		NINE MONTHS ENDED SEPTEMBER 30
	2006	2005	2006	2005
Intrinsic Value of Options Exercised	$13.5	$4.2	$44.1	$15.9
Fair Value of Options Vested	$0.2	$9.3	$12.5	$20.2

We received cash from stock option exercises of $22.6 for the three months ended September 30, 2006 and $73.1 for the nine months ended September 30, 2006. We received cash from stock option exercises of $15.2 for the three months ended September 30, 2005 and $39.2 for the nine months ended September 30, 2005.

The income tax benefits resulting from stock option exercises totaled $4.4 for the three months ended September 30, 2006 and $15.0 for the nine months ended September 30, 2006. The income tax benefits resulting from stock option exercises totaled $1.4 for the three months ended September 30, 2005 and $5.2 for the nine months ended September 30, 2005. We issue reserved shares to satisfy stock option exercises.

NOTE 3 – INVESTMENTS

The following tables summarize our fixed maturities and marketable equity securities:

SEPTEMBER 30, 2006	COST OR AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	NET UNREALIZED GAINS (LOSSES)	FAIR VALUE
Fixed Maturities:
U.S. Government and Agencies	$791.7	$26.3	$(3.1)	$23.2	$814.9
States and Political Subdivisions	3,930.2	175.3	(4.8)	170.5	4,100.7
Foreign Governments	45.5	7.8	(0.2)	7.6	53.1
Corporate Securities:
Banks	759.7	8.5	(7.5)	1.0	760.7
Electric Utilities	314.5	1.9	(3.7)	(1.8)	312.7
Diversified Financial Services	243.5	3.9	(1.9)	2.0	245.5
Other	1,713.1	26.5	(18.5)	8.0	1,721.1

Total Corporate Securities	3,030.8	40.8	(31.6)	9.2	3,040.0
Mortgage-Backed Securities	1,209.0	10.6	(15.0)	(4.4)	1,204.6

Total Fixed Maturities	9,007.2	260.8	(54.7)	206.1	9,213.3
Marketable Equity Securities	990.7	432.3	(3.1)	429.2	1,419.9

Total	$9,997.9	$693.1	$(57.8)	$635.3	$10,633.2

DECEMBER 31, 2005	COST OR AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	NET UNREALIZED GAINS (LOSSES)	FAIR VALUE
Fixed Maturities:
U.S. Government and Agencies	$972.5	$35.1	$(8.7)	$26.4	$998.9
States and Political Subdivisions	3,228.0	148.9	(11.8)	137.1	3,365.1
Foreign Governments	66.4	8.2	(0.8)	7.4	73.8
Corporate Securities:
Banks	873.7	10.2	(12.3)	(2.1)	871.6
Electric Utilities	376.9	1.9	(5.3)	(3.4)	373.5
Diversified Financial Services	343.8	4.5	(4.4)	0.1	343.9
Other	2,089.2	34.8	(27.7)	7.1	2,096.3

Total Corporate Securities	3,683.6	51.4	(49.7)	1.7	3,685.3
Mortgage-Backed Securities	1,248.6	10.5	(20.3)	(9.8)	1,238.8

Total Fixed Maturities	9,199.1	254.1	(91.3)	162.8	9,361.9
Marketable Equity Securities	737.7	393.9	(8.1)	385.8	1,123.5

Total	$9,936.8	$648.0	$(99.4)	$548.6	$10,485.4

The following table illustrates gross unrealized losses and fair values for our investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2006:

	LESS THAN 12 MONTHS		12 MONTHS OR MORE		TOTAL
DESCRIPTION OF SECURITIES	FAIR VALUE	UNREALIZED LOSSES	FAIR VALUE	UNREALIZED LOSSES	FAIR VALUE	UNREALIZED LOSSES
Fixed Maturities:
U.S. Government and Agencies	$37.4	$—	$182.4	$(3.1)	$219.8	$(3.1)
States and Political Subdivisions	91.5	(1.1)	255.9	(3.7)	347.4	(4.8)
Foreign Governments	—	—	6.1	(0.2)	6.1	(0.2)
Corporate Securities	340.4	(3.1)	1,291.3	(28.5)	1,631.7	(31.6)
Mortgage-Backed Securities	61.1	(0.2)	740.0	(14.8)	801.1	(15.0)

Total Fixed Maturities	530.4	(4.4)	2,475.7	(50.3)	3,006.1	(54.7)
Marketable Equity Securities	118.7	(3.1)	—	—	118.7	(3.1)

Total	$649.1	$(7.5)	$2,475.7	$(50.3)	$3,124.8	$(57.8)

We reviewed all our investments in the table above with unrealized losses at September 30, 2006. Our evaluation concluded that none of these declines in fair value were other-than-temporary after considering:

•	Our intent and ability to keep the security long enough for us to recover its value

•	The period of time during which there has been a significant decline in value

•	The significance of the decline in the financial condition and future prospects of the issuer of the security, including any specific events that may affect its operations or earnings potential

The following tables summarize the proceeds from sales of our investments and components of the related gains (losses) before taxes:

THREE MONTHS ENDED SEPTEMBER 30, 2006	FIXED MATURITIES AVAILABLE-FOR-SALE	MARKETABLE EQUITY SECURITIES	OTHER	TOTAL
Proceeds from Sales	$373.1	$26.4	$—	$399.5

Gross Realized Investment Gains	$4.5	$31.5	$—	$36.0
Gross Realized Investment Losses	(0.1)	(2.3)	—	(2.4)

Net Realized Investment Gains from Sales	4.4	29.2	—	33.6
Impairments	(4.3)	(9.4)	—	(13.7)
Other, Including Gains on Calls and Redemptions	2.0	—	1.0	3.0

Net Realized Investment Gains	$2.1	$19.8	$1.0	$22.9

THREE MONTHS ENDED SEPTEMBER 30, 2005	FIXED MATURITIES AVAILABLE-FOR-SALE	MARKETABLE EQUITY SECURITIES	OTHER	TOTAL
Proceeds from Sales	$435.5	$84.6	$0.1	$520.2

Gross Realized Investment Gains	$0.4	$17.4	$—	$17.8
Gross Realized Investment Losses	(5.9)	(4.0)	—	(9.9)

Net Realized Investment Gains (Losses) from Sales	(5.5)	13.4	—	7.9
Impairments	(3.6)	(1.9)	—	(5.5)
Other, Including Gains on Calls and Redemptions	3.7	—	(2.2)	1.5

Net Realized Investment Gains (Losses)	$(5.4)	$11.5	$(2.2)	$3.9

NINE MONTHS ENDED SEPTEMBER 30, 2006	FIXED MATURITIES AVAILABLE-FOR-SALE	MARKETABLE EQUITY SECURITIES	OTHER	TOTAL
Proceeds from Sales	$1,152.0	$270.8	$11.3	$1,434.1

Gross Realized Investment Gains	$9.0	$68.8	$—	$77.8
Gross Realized Investment Losses	(8.1)	(7.1)	—	(15.2)

Net Realized Investment Gains from Sales	0.9	61.7	—	62.6
Impairments	(50.4)	(12.6)	—	(63.0)
Other, Including Gains on Calls and Redemptions	5.6	—	(4.6)	1.0

Net Realized Investment Gains (Losses)	$(43.9)	$49.1	$(4.6)	$0.6

NINE MONTHS ENDED SEPTEMBER 30, 2005	FIXED MATURITIES AVAILABLE-FOR-SALE	MARKETABLE EQUITY SECURITIES	OTHER	TOTAL
Proceeds from Sales	$695.5	$240.7	$1.2	$937.4

Gross Realized Investment Gains	$6.0	$62.0	$—	$68.0
Gross Realized Investment Losses	(7.0)	(7.3)	—	(14.3)

Net Realized Investment Gains (Losses) from Sales	(1.0)	54.7	—	53.7
Impairments	(5.1)	(2.8)	—	(7.9)
Other, Including Gains on Calls and Redemptions	6.5	—	(1.1)	5.4

Net Realized Investment Gains (Losses)	$0.4	$51.9	$(1.1)	$51.2

NOTE 4 – LOSS AND LAE RESERVES

The following table analyzes the changes in our loss and loss adjustment expense (LAE) reserves for the nine months ended September 30, 2006 and September 30, 2005. We report changes in estimated reserves in the Consolidated Statements of Income the same period we make the change:

NINE MONTHS ENDED SEPTEMBER 30	2006	2005
Loss and LAE Reserves at Beginning of Period	$5,358.2	$5,209.3
Less Reinsurance Recoverables on Unpaid Losses	420.1	323.7

Net Balance at Beginning of Period	4,938.1	4,885.6

Incurred Loss and LAE for Claims Occurring During:
Current Year	2,564.2	2,749.2
Prior Years	(99.2)	11.1

Total Incurred Loss and LAE	2,465.0	2,760.3

Loss and LAE Payments for Claims Occurring During:
Current Year	1,324.9	1,267.3
Prior Years	1,289.3	1,332.8

Total Loss and LAE Payments	2,614.2	2,600.1

Sale of London Operations	—	(51.0)

Net Balance at End of Period	4,788.9	4,994.8
Plus Reinsurance Recoverables on Unpaid Losses	421.0	388.5

Loss and LAE Reserves at End of Period	$5,209.9	$5,383.3

In the first nine months of 2006, we reduced our estimates for prior years’ loss and LAE reserves by $99.2. The primary components of this decrease included:

•	$69.0 reduction in personal auto reserves, reflecting decreases in severity estimates for prior accident years in our liability lines

•	$46.4 reduction in commercial multi-peril reserves and general liability reserves other than asbestos, environmental and construction defects due to lower-than-expected number of claims

•	$21.3 reduction in commercial umbrella due to lower-than-expected number of claims

•	$25.0 increase in asbestos reserves related to large loss activity

•	$20.1 reduction in personal property reserves, reflecting lower-than-expected severity and loss adjustment expenses along with favorable development on prior year catastrophe losses

•	$20.0 increase in our general liability reserves in our runoff lines due to sexual misconduct allegations for religious institutions

In the first nine months of 2005, we increased our estimates for prior years’ loss and LAE reserves by $11.1, primarily related to our runoff lines.

NOTE 5 – DEBT

The following table shows the total principal amount, current and long-term portions, interest rates and maturities of our debt:

	SEPTEMBER 30, 2006			DECEMBER 31, 2005
	TOTAL	CURRENT	LONG-TERM	TOTAL	CURRENT	LONG-TERM
6.875% Notes Due 2007	$200.0	$200.0	$—	$200.0	$—	$200.0
4.200% Notes Due 2008	200.0	—	200.0	200.0	—	200.0
4.875% Notes Due 2010	300.0	—	300.0	300.0	—	300.0
7.250% Notes Due 2012	204.1	—	204.1	204.1	—	204.1
8.072% Notes Due 2037, (callable by Safeco in 2007)	370.6	—	370.6	402.9	—	402.9

Total Debt	$1,274.7	$200.0	$1,074.7	$1,307.0	$—	$1,307.0

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

We maintain a bank credit facility with $300.0 available that expires March 2010. At September 30, 2006, we had no borrowings under the bank credit facility, and we were in compliance with all its covenants.

NOTE 6 – COMPREHENSIVE INCOME

Comprehensive income is defined as all changes in Shareholders’ Equity, except those arising from transactions with shareholders. Comprehensive income includes net income and other comprehensive income (loss), which for us consists of changes in unrealized gains or losses on investment securities and in 2005 foreign currency translation adjustments.

Our components of other comprehensive income or loss were:

NINE MONTHS ENDED SEPTEMBER 30	2006			2005
	PRETAX	TAXES	AFTER TAX	PRETAX	TAXES	AFTER TAX
Change in Net Unrealized Gains on Available-for-Sale Securities	$87.3	$(20.8)	$66.5	$(160.5)	$56.3	$(104.2)
Reclassification Adjustment for Net Realized Investment Gains Included in Net Income	(0.6)	(9.6)	(10.2)	(51.2)	14.1	(37.1)
Foreign Currency Translation Adjustments	—	—	—	10.5	(3.7)	6.8

Other Comprehensive Income (Loss)	$86.7	$(30.4)	$56.3	$(201.2)	$66.7	$(134.5)

NOTE 7 – SEGMENT INFORMATION

On January 1, 2006, we made minor revisions to our segments, which are intended to be more reflective of how these segments are managed. Our asbestos and environmental results, previously included in SBI Regular and SBI Special Accounts Facility, are now in P&C Other. Prior periods have been restated to reflect the revised presentation.

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

Specialty – Our Specialty segment provides individuals with umbrella, motorcycle, recreational vehicle and boat owners insurance.

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

SBI Special Accounts Facility – SBI Special Accounts Facility writes large-commercial accounts (customers who pay annual premiums of more than $200,000) for our key agents and brokers who sell our core commercial products. We also write three specialty commercial insurance programs, which provide agents’ errors and omissions insurance (predominantly for our agents), property and liability insurance for mini-storage and warehouse properties, and professional and general liability insurance for non-profit social service organizations. On April 30, 2006, we completed the sale of our lender-placed property insurance business. See Note 10. Amounts related to our lender-placed property business prior to April 30, 2006 continue to be reported in this segment.

Surety – We offer surety bonds primarily for construction and commercial businesses.

P&C Other – P&C Other includes runoff of assumed reinsurance and large-commercial business accounts in runoff, asbestos and environmental results and other product lines that we have exited.

Corporate – In addition to these reportable segments listed above, certain transactions such as the interest expense we pay on our debt, debt repurchases, miscellaneous corporate investment income and intercompany eliminations, real estate holdings, contributions to Safeco Insurance Foundation and other corporate activities are reported in the Corporate segment and are not allocated to individual reportable segments.

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

The following tables present selected financial information by segment and reconcile segment revenues, underwriting and operating results to amounts reported in the Consolidated Statements of Income:

REVENUES

	THREE MONTHS ENDED SEPTEMBER 30		NINE MONTHS ENDED SEPTEMBER 30
	2006	2005	2006	2005
NET EARNED PREMIUMS
Safeco Personal Insurance (SPI)
Auto	$676.0	$715.0	$2,046.0	$2,119.1
Property	228.5	226.5	678.2	682.0
Specialty	27.2	25.3	77.9	72.5

Total SPI	931.7	966.8	2,802.1	2,873.6

Safeco Business Insurance (SBI)
SBI Regular	310.2	321.3	929.7	954.2
SBI Special Accounts Facility	66.2	105.2	269.5	320.1

Total SBI	376.4	426.5	1,199.2	1,274.3

Surety	75.4	67.0	217.8	189.8
P&C Other	(0.1)	(0.1)	1.0	7.8

Total Earned Premiums	1,383.4	1,460.2	4,220.1	4,345.5
P&C Net Investment Income	121.0	115.3	355.7	341.6

Total P&C Revenues	1,504.4	1,575.5	4,575.8	4,687.1

Corporate	10.0	6.2	25.6	18.5
Gain on Sales of Real Estate	122.6	—	155.4	—

Net Realized Investment Gains	22.9	3.9	0.6	51.2

Total Revenues	$1,659.9	$1,585.6	$4,757.4	$4,756.8

PRETAX UNDERWRITING PROFIT (LOSS) AND NET INCOME

	THREE MONTHS ENDED SEPTEMBER 30		NINE MONTHS ENDED SEPTEMBER 30
	2006	2005	2006	2005
UNDERWRITING PROFIT (LOSS)
Safeco Personal Insurance (SPI)
Auto	$80.1	$51.3	$195.6	$121.0
Property	53.1	17.2	131.6	145.7
Specialty	2.9	(8.1)	21.4	7.7

Total SPI	136.1	60.4	348.6	274.4

Safeco Business Insurance (SBI)
SBI Regular	28.7	0.9	125.7	96.8
SBI Special Accounts Facility	4.7	(20.4)	48.2	(3.4)

Total SBI	33.4	(19.5)	173.9	93.4

Surety	19.4	13.7	65.7	36.4
P&C Other	(31.9)	(18.6)	(54.6)	(44.5)

Total Underwriting Profit	157.0	36.0	533.6	359.7
P&C Net Investment Income	121.0	115.3	355.7	341.6
Restructuring and Asset Impairment Charges	(20.7)	(1.5)	(22.7)	(2.5)

Total P&C	257.3	149.8	866.6	698.8

Corporate	(12.6)	(13.6)	(42.2)	(37.6)
Contribution to Safeco Insurance Foundation	(30.0)	—	(30.0)	—
Gain on Sales of Real Estate	122.6	—	155.4	—
Loss on Debt Repurchases	—	(4.0)	—	(4.0)

Net Realized Investment Gains	22.9	3.9	0.6	51.2

Income before Income Taxes	360.2	136.1	950.4	708.4
Provision for Income Taxes	104.5	35.0	286.8	208.0

Net Income	$255.7	$101.1	$663.6	$500.4

COMBINED RATIOS +

	THREE MONTHS ENDED SEPTEMBER 30		NINE MONTHS ENDED SEPTEMBER 30
	2006	2005	2006	2005
Safeco Personal Insurance (SPI)
Auto	88.2%	92.8%	90.4%	94.3%
Property	76.8	92.4	80.6	78.6
Specialty	89.1	132.0	72.5	89.3

Total SPI	85.4	93.8	87.6	90.4

Safeco Business Insurance (SBI)
SBI Regular	90.8	99.7	86.5	89.9
SBI Special Accounts Facility	92.8	119.4	82.1	101.1

Total SBI	91.1	104.6	85.5	92.7

Surety	74.2	79.5	69.8	80.8
P&C Other	*	*	*	*

Total Combined Ratio	88.7%	97.5%	87.4%	91.7%

+	Combined ratios are GAAP basis. Expressed as a percentage, they are equal to losses and expenses divided by net earned premiums.
*	Not meaningful because this is a runoff business with minimal premium.

The following table presents total assets reported on our Consolidated Balance Sheets, by segment:

ASSETS

	SEPTEMBER 30 2006	DECEMBER 31 2005
Safeco Personal Insurance (SPI)
Auto	$4,442.7	$4,514.4
Property	2,130.8	2,115.6
Specialty	254.2	234.0

Total SPI	6,827.7	6,864.0

Safeco Business Insurance (SBI)
SBI Regular	3,626.9	3,602.7
SBI Special Accounts Facility	791.4	906.7

Total SBI	4,418.3	4,509.4

Surety	767.1	644.0
P&C Other	1,676.0	1,737.3

Total	13,689.1	13,754.7
Corporate	936.0	1,132.3

Total Assets	$14,625.1	$14,887.0

NOTE 8 – REAL ESTATE

Real Estate Sales

In 2006, we revised our real estate strategy. This strategy has led to a migration to leased office space from previously owned facilities. Having sold our office complexes in both Redmond and the University District of Seattle, Washington, we will re-establish our corporate headquarters in a leased space in downtown Seattle, Washington in 2007.

On May 31, 2006, we completed the sale of our Redmond, Washington office campus. The sale does not include the 66,000-square-foot building containing our data center. Following the close of the sale, we entered into a lease for office and warehouse space at the Redmond campus through May 31, 2007. We received cash proceeds of $212.6 and recognized a pretax gain of $32.8 on the sale. The proceeds included an incentive in the amount of $11.0 to vacate the space by December 31, 2006 and remove our trade fixtures, personal property and equipment no later than January 31, 2007. We intend to recognize the $11.0 pretax gain in January 2007.

In July 2006, we completed the sale of our Portland, Oregon office. We received cash proceeds of $19.4 and recognized a pretax gain of $15.2 on the sale.

On September 27, 2006, we completed the sale of our University District building complex. Following the close of the sale, we entered into leases for office, garage and surface parking lot space at the complex through December 31, 2007. We received cash proceeds of $124.1 and recognized a pretax gain of $107.4 on the sale.

Leases

In addition to the short-term leases entered into in connection with the sales of our owned facilities, in May 2006, we entered into commitments to lease office space in Seattle, Washington for our corporate headquarters and Northwest regional office. We began accounting for these leases as operating leases in August 2006, the effective date of the first lease. Our minimum rental commitments for the next five years and thereafter, including cost escalation clauses, for leases in effect at September 30, 2006 are as follows:

Year Payable	Minimum Rentals
Remainder of 2006	$9.8
2007	52.7
2008	43.4
2009	41.9
2010	26.3
2011 and Thereafter	135.6

Total	$309.7

NOTE 9 – RESTRUCTURING AND ASSET IMPAIRMENT CHARGES

Charges have been recognized and accrued as a restructuring and asset impairment charge and allocated to our reportable segments in accordance with SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities.” Other costs that do not meet the criteria for accrual are being expensed as restructuring charges when we incur them.

2006 Restructuring

On September 14, 2006, we began implementation of an organizational design initiative intended to make us a more nimble and efficient competitor. This initiative includes reducing the number of organizational layers and increasing the average span of management control to streamline decision-making and give employees greater authority to take action quickly. As a result of this and other organizational design changes, approximately 400 positions will be eliminated.

We also will incur asset impairment charges in connection with our real estate consolidation efforts. We evaluate long-lived assets, such as furniture and equipment, for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. We recognize an impairment loss when net proceeds expected from disposition of an asset are less than the carrying value of the asset and reduce the carrying amount of the asset to its estimated fair value based on quoted market prices or other valuation techniques. During the three months ended September 30, 2006, we recognized a $10.6 impairment loss on the disposal of our furniture and equipment related to buildings we have sold.

Costs incurred in the three and nine months ended September 30, 2006 and total estimated costs we expect to incur in connection with the restructuring and asset impairment are as follows:

	TOTAL EXPECTED COSTS	COSTS INCURRED TO DATE
		THREE MONTHS ENDED SEPTEMBER 30, 2006	NINE MONTHS ENDED SEPTEMBER 30, 2006
Employee Termination Benefits	$12.0	$9.5	$9.5
Asset Impairment	11.0	10.6	10.6
Other Costs	2.5	0.5	0.5

Total	$25.5	$20.6	$20.6

These costs are allocated to reportable segments as follows:

	TOTAL EXPECTED COSTS	COSTS INCURRED TO DATE
		THREE MONTHS ENDED SEPTEMBER 30, 2006	NINE MONTHS ENDED SEPTEMBER 30, 2006
Safeco Personal Insurance (SPI)
Auto	$12.4	$10.0	$10.0
Property	4.0	3.3	3.3
Specialty	0.5	0.4	0.4

Total SPI	16.9	13.7	13.7

Safeco Business Insurance (SBI)
SBI Regular	5.6	4.5	4.5
SBI Special Accounts Facility	1.9	1.3	1.3

Total SBI	7.5	5.8	5.8

Surety	1.1	1.1	1.1

Total	$25.5	$20.6	$20.6

Activity related to restructuring and asset impairment charges as of September 30, 2006 was as follows:

	BALANCE AT DECEMBER 31, 2005	COSTS INCURRED	AMOUNTS PAID AND WRITTEN OFF	BALANCE AT SEPTEMBER 30, 2006
Employee Termination Benefits	$—	$9.5	$0.2	$9.3
Asset Impairment	—	10.6	10.6	—
Other Costs	—	0.5	—	0.5

Total	$—	$20.6	$10.8	$9.8

Life & Investments Restructuring

Following the sale of our Life & Investments operations in 2004, we identified expense reductions enabling us to operate at a lower cost. We completed our 2004 Life & Investments restructuring in September 2006.

Costs incurred in 2004, 2005 and in the three and nine months ended September 30, 2006 and total costs we incurred associated with the Life & Investments restructuring are as follows:

	TOTAL COSTS	TOTAL COSTS INCURRED
		2004	2005	THREE MONTHS ENDED SEPTEMBER 30, 2006	NINE MONTHS ENDED SEPTEMBER 30, 2006
Employee Termination Benefits	$0.8	$0.4	$0.4	$—	$—
Lease Termination Costs and Other Costs	8.0	3.6	2.3	0.1	2.1

Total	$8.8	$4.0	$2.7	$0.1	$2.1

These costs are allocated to reportable segments as follows:

	TOTAL COSTS	TOTAL COSTS INCURRED
		2004	2005	THREE MONTHS ENDED SEPTEMBER 30, 2006	NINE MONTHS ENDED SEPTEMBER 30, 2006
Safeco Personal Insurance (SPI)
Auto	$4.3	$1.9	$1.3	$—	$1.1
Property	1.4	0.7	0.4	0.1	0.3
Specialty	0.2	0.1	0.1	—	—

Total SPI	5.9	2.7	1.8	0.1	1.4

Safeco Business Insurance (SBI)
SBI Regular	2.0	0.9	0.6	—	0.5
SBI Special Accounts Facility	0.6	0.3	0.2	—	0.1

Total SBI	2.6	1.2	0.8	—	0.6

Surety	0.3	0.1	0.1	—	0.1

Total	$8.8	$4.0	$2.7	$0.1	$2.1

Activity related to previously accrued restructuring charges as of September 30, 2006 was as follows:

	BALANCE AT DECEMBER 31, 2005	COSTS INCURRED	AMOUNTS PAID	BALANCE AT SEPTEMBER 30, 2006
Lease Terminations and Other Costs	$2.5	$2.1	$2.7	$1.9

NOTE 10 – SALE OF SAFECO FINANCIAL INSTITUTION SOLUTIONS

On April 30, 2006, we completed the sale of Safeco Financial Institution Solutions (SFIS) to Assurant, Inc. We received initial consideration of $11.0, resulting in a pretax loss of $4.9 ($4.4 after tax) in net realized investment losses in our Consolidated Statements of Income. The agreement allows for future payments up to $30.0 contingent on various factors. Two contingent payments in a total amount of $12.5 are based on the retention of key clients through October 27, 2006 and January 25, 2007. We believe the first contingency has been resolved, and we expect to receive payment of $7.5 on November 1, 2006. Additional payments of up to $12.5 are based on the renewal of certain client contracts. The agreement also allows for the future payment of $5.0 in 2008 based on retained gross written premium levels.

In connection with the sale of SFIS, we entered into a reinsurance agreement under which we ceded 100% of our lender-placed property insurance business with policy issue dates on or after January 1, 2006, as well as losses occurring on or after January 1, 2006, on policies in force prior to that date. The reinsurance agreement for the period January 1 – April 30 is accounted for as retroactive reinsurance and therefore SBI Special Accounts Facility’s results for the nine months ended September 30, 2006 included $70.8 of net earned premiums from SFIS.

NOTE 11 – SAFECO INSURANCE FOUNDATION

On May 3, 2006, our board of directors approved the formation of the Safeco Insurance Foundation (the Foundation), a separate 501(c)3 endowment fund. The Foundation was organized exclusively for charitable, scientific, literary or educational purposes. Our charitable contributions have averaged $4.4 over the last three years. The Board of Directors of the Foundation currently consists of Safeco employees and may include outside members. In the third quarter of 2006, we funded the Foundation with a non-recourse, non-refundable contribution of appreciated equity securities with a fair value of $30.0 and a book value of $0.8. Since the Foundation’s inception, we have provided at no charge certain resources to the Foundation such as accounting, legal and investment management services and office space.

The contribution had the following impact on our Consolidated Statements of Income for the three and nine months ended September 30, 2006:

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006
Contribution to Safeco Insurance Foundation	$(30.0)
Net Realized Investment Gains	29.2

Total Income before Income Taxes	(0.8)
Benefit for Income Taxes	10.5

Net Income	$9.7

NOTE 12 – LEGAL PROCEEDINGS

Because of the nature of our businesses, we are subject to legal actions filed or threatened in the ordinary course of our operations. Generally, our involvement in legal action involves defending third-party claims brought against our insureds (in our role as liability insurer) or principals of surety bonds and defending policy coverage claims brought against us.

On September 26, 2006, the United States Supreme Court agreed to review the Ninth Circuit Court of Appeal’s decision in Burr v. Safeco. The underlying lawsuit, which was brought in October 2001 on behalf of a putative class of policyholders and seeks statutory damages, alleges that we willfully violated the Fair Credit Reporting Act (“FCRA”) by failing to send appropriate notices to new customers whose initial rates were higher than they would have been had the customer had a more favorable credit report. The District Court for the District of Oregon granted summary judgment for us, holding that FCRA’s adverse action notice requirement did not apply to the rate first charged for an initial policy of insurance. The Ninth Circuit reversed the district court, holding that the adverse action notice requirement applies to new business and that our failure to send appropriate notices constituted a willful violation of FCRA. We filed a petition for a writ of certiorari in the United States Supreme Court, which has been accepted by the Supreme Court along with a related case against another insurer.

On August 1, 2006, Emma Schwartzman, a shareholder, filed a derivative and direct complaint in federal court for the Western District of Washington, relating to the Executive Transition Services Agreement Safeco entered into with Mike McGavick, our former Chief Executive Officer. The complaint names as defendants certain current and former members of the Safeco Board and alleges the defendants breached their fiduciary duty by authorizing acts of corporate waste and ultra vires acts in the approval of that agreement. The complaint also claims that the Board caused Safeco to make false and misleading statements about that agreement in the 2006 Proxy Statement. The complaint is in part derivative in nature and does not seek monetary damages from us. Rather, it asks that the director defendants correct the statements made in the 2006 Proxy Statement. We may be required, throughout the pendency of this action, to advance payment of legal fees and costs incurred by the defendants. Safeco and the director defendants intend to vigorously defend against these allegations, and will seek to have the complaint dismissed.

On July 19, 2005, we received a shareholder demand letter asserting that our directors and certain former officers of Talbot Financial Corporation (Talbot) breached their duties owed to Safeco in connection with the sale of Talbot in July 2004. The letter demanded that we commence an action against the directors who approved the transaction and against the officers involved in the transaction. We formed a board committee comprised of directors not involved in the sale to review the matter. Following an investigation, the committee determined that the actions called for in the letter should not be undertaken. The shareholder, Nicholas Goldware, trustee of the Goldware Family Trust, subsequently filed a derivative complaint in King County Superior Court on March 14, 2006. The complaint names as defendants certain current and former members of our board of directors, unnamed members of the board of directors of our subsidiary, General America Corporation, and the Talbot officers. The complaint alleges the defendants breached fiduciary duties, that the Talbot officers were unjustly enriched, and that the director defendants participated in and facilitated a breach of fiduciary duties by the Talbot officers. The complaint is derivative in nature and does not seek monetary damages from us. However, we may be required, throughout the pendency of this action, to advance payment of legal fees and costs incurred by the defendants. A motion to dismiss was filed by Safeco and the director defendants on June 21, 2006.

In July 2004, the Roman Catholic Archdiocese of Portland filed for bankruptcy protection in the U.S. Bankruptcy Court for the District of Oregon. In connection with this bankruptcy, the Archdiocese has listed insurance policies allegedly issued by our insurance subsidiaries as assets in such bankruptcy, and has filed a lawsuit alleging that our insurance subsidiaries wrongfully denied coverage for claims alleging sexual misconduct by the Archdiocese. We are in the process of finalizing an agreed-upon resolution of this lawsuit and the resolution remains subject to finalization and bankruptcy court approval.

We do not believe that any such litigation will have a material adverse effect on our financial condition, operating results or liquidity.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollar amounts in millions, except for ratios and share amounts, unless noted otherwise)

This discussion should be read with the Consolidated Financial Statements and Condensed Notes to Consolidated Financial Statements included elsewhere in this report.

Forward-Looking Information

Forward-looking information contained in this report is subject to risk and uncertainty.

We have made statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations that are forward-looking statements. We believe it is important to communicate our expectations to investors. However, there may be events in the future that we are not able to predict accurately or that we do not fully control, which could cause actual results to differ materially from those expressed or implied by our forward-looking statements, including changes in general economic and business conditions in the insurance industry and changes in our business strategies.

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

As a part of our work to become a low-cost carrier, we launched a business process improvement (BPI) effort and implemented an organizational design initiative to examine all aspects of our operations for potential cost savings. The goal is to achieve greater efficiency by streamlining or eliminating processes, outsourcing processes where appropriate, reducing levels of management and generally reducing the employee complement as warranted. We have made significant progress toward our previously announced target to achieve savings of $75.0 in our expense run-rate by the end of 2006, with additional savings expected in 2007. Through the end of the third quarter we have taken actions to generate annual savings of $70, including $31 in personnel expense reductions and $15 in lower occupancy costs. These savings will be used to increase new and renewal commissions to independent agents to improve our competitive position and to make investments in technology. Associated with these expense reduction steps and our real estate consolidation actions, we have incurred $20.6 in pretax restructuring and asset impairment charges and expect additional charges in 2007. Our BPI effort reports to our new Chief Financial Officer, Ross Kari, who joined Safeco on June 21, 2006.

In conjunction with our goal to achieve greater efficiency, we revised our real estate strategy. This strategy involves a migration to leased office space from owned facilities. We ceased the previously planned expansion of our home office in the University District of Seattle, Washington and entered into leases for our corporate headquarters and Northwest regional office in downtown Seattle, Washington. We completed the sale of our Redmond office campus in the second quarter of 2006 and completed the sale of our current headquarters property on September 27, 2006. We believe that this strategy, which will reduce our overall cost of ownership and occupancy, will provide us with greater flexibility in the use of our capital and allow us to be more agile in adopting business process and technology changes prospectively.

In addition, during the first nine months of 2006, we used capital to repurchase 10.4 million shares of our outstanding common stock and paid dividends of $0.85 per share to our shareholders. We also repurchased $32.3 in principal amount of 8.072% Debentures for $35.3 including transaction costs.

Reviewing Our Results of Operations

HOW WE REPORT OUR RESULTS

On January 1, 2006, we made minor revisions to our segments, which are intended to be more reflective of how these segments are managed. Our asbestos and environmental results, previously included in SBI Regular and SBI Special Accounts Facility, are now in P&C Other. Prior periods have been restated to reflect the revised presentation.

We manage our P&C businesses in four business and seven reportable segments:

•	Safeco Personal Insurance (SPI)

•	Auto

•	Property

•	Specialty

•	Safeco Business Insurance (SBI)

•	SBI Regular

•	SBI Special Accounts Facility

•	Surety

•	P&C Other

In addition to the activities of these segments, we report certain transactions such as the interest expense we pay on our debt, debt repurchases, miscellaneous corporate investment income and intercompany eliminations, real estate holdings, charitable contributions and other corporate activities in our Corporate segment and do not allocate these to individual reportable segments.

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

We measure our investment results in two parts: the after-tax net investment income we earn on our invested assets and the net realized investment gains or losses we recognize when we sell or impair investments. It is our intent to hold a diversified portfolio so we will achieve consistent investment performance. More information on our investment results can be found in the Our Investment Results section on page 51.

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

Please see additional discussion of critical accounting estimates in the MD&A section of our 2005 Annual Report on Form 10-K.

Consolidated Results of Operations

The following table presents summarized consolidated financial information. A detailed discussion of our results by segment can be found on page 35.

	THREE MONTHS ENDED SEPTEMBER 30		NINE MONTHS ENDED SEPTEMBER 30
	2006	2005	2006	2005
REVENUES
Net Earned Premiums	$1,383.4	$1,460.2	$4,220.1	$4,345.5
Net Investment Income	130.9	121.4	381.1	359.9
Net Realized Investment Gains	22.9	3.9	0.6	51.2
Gain on Sales of Real Estate	122.6	—	155.4	—
Other Revenues	0.1	0.1	0.2	0.2

Total Revenues	1,659.9	1,585.6	4,757.4	4,756.8

EXPENSES
Losses and Loss Adjustment Expenses	824.2	1,012.1	2,465.0	2,760.3
Amortization of Deferred Policy Acquisition Costs	235.2	244.5	698.7	727.7
Other Underwriting and Operating Expenses	166.7	164.7	522.0	487.8
Interest Expense	22.9	22.7	68.6	66.1
Contribution to Safeco Insurance Foundation	30.0	—	30.0	—
Restructuring and Asset Impairment Charges	20.7	1.5	22.7	2.5
Loss on Debt Repurchase	—	4.0	—	4.0

Total Expenses	1,299.7	1,449.5	3,807.0	4,048.4

Income before Income Taxes	360.2	136.1	950.4	708.4
Provision for Income Taxes	104.5	35.0	286.8	208.0

Net Income	$255.7	$101.1	$663.6	$500.4

REVENUES

Total revenues increased $74.3, or 4.7%, in the three months ended September 30, 2006 and remained flat in the nine months ended September 30, 2006, compared with the same periods in 2005. These increases were driven by:

•	Gain on sales of real estate – On September 27, 2006, we completed the sale of our University District building complex. We received proceeds of $124.1 and recognized a pretax gain of $107.4 on the sale. In addition, in the third quarter, we completed the sale of our Portland, Oregon office. We received proceeds of $19.4 and recognized a pretax gain of $15.2 on the sale. In the nine months ended September 30, 2006, we completed the sale of our Redmond, Washington office campus and recognized a pretax gain of $32.8. We received proceeds of $212.6, which included an incentive in the amount of $11.0 to vacate the space by December 31, 2006 and remove our trade fixtures, personal property and equipment no later than January 31, 2007. We intend to recognize the $11.0 pretax gain in January 2007.

•	Net earned premiums – Net earned premiums decreased 5.3% in the three months ended September 30, 2006 and 2.9% in the nine months ended September 30, 2006, compared with the same periods in 2005, reflecting decreases in Auto and SBI Regular, partially offset by growth in Surety. Auto and SBI Regular premiums have decreased in the face of increased competitive pressures, as some of our competitors increased advertising for auto insurance to attract customers, offered incentives to agents and lowered prices to attract new auto and commercial business. Despite increasing competitive pressures, we remain disciplined in our underwriting and continue to adhere to our long-term profitability targets. In addition, net earned premiums decreased by $33.6 in the three months ended September 30, 2006 and $36.5 in the nine months ended September 30, 2006 due to the second-quarter sale of our lender-placed property business.

•	Net investment income – Net investment income increased $9.5, or 7.8%, in the three months ended September 30, 2006 and $21.2, or 5.9%, in the nine months ended September 30, 2006, compared with the same periods in 2005, reflecting an increase in average invested assets on a cost basis.

•	Net realized investment gains – Net realized investment gains increased $19.0 in the three months ended September 30, 2006 and decreased $50.6 in the nine months ended September 30, 2006, compared with the same periods in 2005. Results for the three and nine months ended September 30, 2006 included a tax-exempt gain of $29.2 on securities contributed to the Foundation. The decrease in net realized investment gains in the nine months ended September 30, 2006 was due to losses on securities sold and increased impairments, caused primarily by changes in interest rates on securities that we may not hold until they recover in value.

NET INCOME

Net income increased $154.6 in the three months ended September 30, 2006 and $163.2 in the nine months ended September 30, 2006, compared with the same periods in 2005, reflecting:

•	Losses and loss adjustment expense (LAE) – Losses and loss adjustment expenses decreased $187.9, or 18.6%, in the three months ended September 30, 2006 and $295.3, or 10.7%, in the nine months ended September 30, 2006 primarily reflecting lower catastrophe losses described below. In the third quarter of 2006, we reduced our estimates for prior years’ loss and LAE reserves by $20.7, reflecting favorable prior-year reserve development in each of our segments, except P&C Other, compared with $14.9 of favorable prior-year reserve development in 2005. In the first nine months of 2006, we reduced our estimates for prior years’ loss and LAE reserves by $99.2, compared with an increase of $11.1 in 2005. In addition, losses and LAE decreased by $41.2 in the three months ended September 30, 2006 and $48.1 in the nine months ended September 30, 2006 due to the second-quarter sale of our lender-placed property business.

•	Catastrophe losses – We categorize catastrophes as events resulting in losses greater than $0.5 per event and involving multiple claims and policyholders. Catastrophes can be caused by natural events, such as hurricanes, tornadoes, wildfires, earthquakes and hail storms, or other factors such as terrorism, riots, hazardous material releases or utility outages. Pretax catastrophe losses were $22.5 in the three months ended September 30, 2006, compared with $178.1 in the same period in 2005. Pretax catastrophe losses were $119.2 in the nine months ended September 30, 2006 compared with $216.0 in the same period in 2005. Catastrophe losses in 2005 were primarily from Hurricanes Katrina and Rita in the Gulf States.

•	Contribution to Safeco Insurance Foundation – In the third quarter of 2006, we funded the Foundation with a non-recourse, non-refundable contribution of appreciated equity securities with a fair value of $30.0 and a cost of $0.8.

•	Net realized investment gains – After-tax net realized investment gains were $25.2 in the three months ended September 30, 2006 and $10.2 in the nine months ended September 30, 2006, compared with net realized investment gains of $5.9 in the three months ended September 30, 2005 and $37.1 in the nine months ended September 30, 2005. Results for the three and nine months ended September 30,2006 included a tax-exempt gain of $29.2 on securities contributed to the Foundation.

•	Loss on debt repurchases – In the third quarter of 2005, we repurchased $25.9 in principal amount of debt securities. Including transaction costs, this resulted in a loss on debt repurchases of $2.6 after tax ($4.0 pretax).

•	Restructuring and asset impairment charges – In the third quarter of 2006, we began implementation of an organization design initiative to make us a more nimble and efficient competitor and continued our real estate consolidation strategy. Our restructuring and asset impairment charges were $20.7 in the three months ended September 30, 2006, compared with $1.5 in the three months ended September 30, 2005. Our restructuring and asset impairment charges were $22.7 in the nine months ended September 30, 2006, compared with $2.5 in the nine months ended September 30, 2005.

•	Gain on sales of real estate – After-tax gain on the sale of real estate was $79.7 in the three months ended September 30, 2006 and $101.0 in the nine months ended September 30, 2006.

•	Provision for income taxes – Our effective tax rate was 29.0% in the three months ended September 30, 2006, compared with 25.7% in the same period in 2005. The increase in the effective tax rate was due to the increased underwriting profit and gains on real estate sales. Our effective tax rate was 30.2% in the nine months ended September 30, 2006, compared with 29.4% in the same period in 2005. The increase in our effective tax rate in the first nine months of 2006, compared with the same period in 2005 was due to the increased underwriting profit and a $10.6 tax benefit in the first nine months of 2005, stemming primarily from the favorable resolution of state tax-related issues. This offset a decrease in our effective tax rate due to investments in tax-exempt fixed maturities.

OTHER UNDERWRITING AND OPERATING EXPENSES

The following tables detail the categories of our other underwriting and operating expenses for the three and nine months ended September 30, 2006:

	THREE MONTHS ENDED SEPTEMBER 30,
	2006			2005
	LOSS ADJUSTMENT EXPENSES	OPERATING EXPENSES +	TOTAL	LOSS ADJUSTMENT EXPENSES	OPERATING EXPENSES +	TOTAL
Salaries	$57.3	$63.6	$121.0	$59.3	$65.0	$124.3
Employee Benefits	15.4	17.8	33.2	12.3	18.6	30.9
Rent & Depreciation	13.6	7.3	20.9	11.3	9.8	21.1
Office Expenses	7.2	17.6	24.8	8.7	16.7	25.4
Advertising	—	5.0	4.9	—	4.2	4.2
Travel & Entertainment	3.0	6.3	9.3	3.6	4.3	7.9
Risk & Cost Containment	2.2	11.5	13.7	2.5	10.1	12.6
Professional Services	1.7	11.9	13.6	1.4	8.7	10.1
Commissions (including bonus commissions)	—	219.6	219.6	—	233.0	233.0
Premium Taxes	—	36.2	36.2	—	32.0	32.0
Other Taxes, Licenses and Fees	—	6.9	6.9	—	7.0	7.0
Legal Defense Costs	58.5	—	58.5	59.5	—	59.5
Change in Deferred Policy Acquisition Costs	—	(9.8)	(9.8)	—	(6.4)	(6.4)
Other Expenses	(4.7)	8.0	3.3	(2.7)	6.2	3.5

Total	$154.2	$401.9	$556.1	$155.9	$409.2	$565.1

+	Includes Amortization of Deferred Policy Acquisition Costs and Other Underwriting and Operating Expenses.

	NINE MONTHS ENDED SEPTEMBER 30
	2006			2005
	LOSS ADJUSTMENT EXPENSES	OPERATING EXPENSES +	TOTAL	LOSS ADJUSTMENT EXPENSES	OPERATING EXPENSES +	TOTAL
Salaries	$179.4	$199.9	$379.3	$178.2	$189.5	$367.7
Employee Benefits	60.6	77.9	138.5	53.0	76.6	129.6
Rent & Depreciation	33.2	26.8	60.0	39.5	33.0	72.5
Office Expenses	20.4	55.5	75.9	26.1	49.3	75.4
Advertising	—	13.0	13.0	—	11.4	11.4
Travel & Entertainment	10.0	15.0	25.0	10.0	12.3	22.3
Risk & Cost Containment	8.4	31.5	39.9	7.5	28.1	35.6
Professional Services	5.7	35.4	41.1	3.3	22.9	26.2
Commissions (including bonus commissions)	—	653.2	653.2	—	688.6	688.6
Premium Taxes	—	95.3	95.3	—	93.5	93.5
Other Taxes, Licenses and Fees	—	9.5	9.5	—	15.1	15.1
Legal Defense Costs	170.9	—	170.9	176.4	—	176.4
Change in Deferred Policy Acquisition Costs	—	(14.6)	(14.6)	—	(11.5)	(11.5)
Other Expenses	(12.6)	22.3	9.7	(3.9)	6.7	2.8

Total	$476.0	$1,220.7	$1,696.7	$490.1	$1,215.5	$1,705.6

+	Includes Amortization of Deferred Policy Acquisition Costs and Other Underwriting and Operating Expenses.

Reconciling Segment Results

The following table assists in reconciling our GAAP results, specifically the “Income before Income Taxes” line from our Consolidated Statements of Income to our operating results:

	THREE MONTHS ENDED SEPTEMBER 30		NINE MONTHS ENDED SEPTEMBER 30
	2006	2005	2006	2005
P&C	$249.3	$156.4	$849.8	$752.1
Corporate	110.9	(20.3)	100.6	(43.7)

Income before Income Taxes	$360.2	$136.1	$950.4	$708.4

The GAAP results are further described using our segment measures, which provide a helpful picture of how our company is doing. However, using these results to measure profitability – while common in our industry – is not consistent with GAAP.

Our P&C Operating Results

The primary measures of our operating results include our premium levels, underwriting profit or loss and combined ratios. The following tables report those key items – by our reportable segments – for the three and nine months ended September 30, 2006 and 2005. More information about the results, also by segment, follows the tables.

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

We view net written premiums as a measure of business production for the period under review and a leading indicator of net earned premiums. The following table reconciles net written premiums to net earned premiums, the most directly comparable GAAP measure on our Consolidated Statements of Income:

	THREE MONTHS ENDED SEPTEMBER 30		NINE MONTHS ENDED SEPTEMBER 30
	2006	2005	2006	2005
Net Written Premiums	$1,425.7	$1,482.7	$4,303.6	$4,419.6
Change in Unearned Premiums	(42.3)	(22.5)	(83.5)	(74.1)

Net Earned Premiums	$1,383.4	$1,460.2	$4,220.1	$4,345.5

Our net earned premiums by reportable segment were:

NET EARNED PREMIUMS	THREE MONTHS ENDED SEPTEMBER 30		NINE MONTHS ENDED SEPTEMBER 30
	2006	2005	2006	2005
Safeco Personal Insurance
Auto	$676.0	$715.0	$2,046.0	$2,119.1
Property	228.5	226.5	678.2	682.0
Specialty	27.2	25.3	77.9	72.5

Total SPI	931.7	966.8	2,802.1	2,873.6

Safeco Business Insurance
SBI Regular	310.2	321.3	929.7	954.2
SBI Special Accounts Facility	66.2	105.2	269.5	320.1

Total SBI	376.4	426.5	1,199.2	1,274.3

Surety	75.4	67.0	217.8	189.8
P&C Other	(0.1)	(0.1)	1.0	7.8

Total Net Earned Premiums	$1,383.4	$1,460.2	$4,220.1	$4,345.5

Next, underwriting profit (loss) is our measure of each segment’s performance. Underwriting profit or loss is our net earned premiums less our losses from claims, LAE and underwriting expense:

UNDERWRITING PROFIT (LOSS)	THREE MONTHS ENDED SEPTEMBER 30		NINE MONTHS ENDED SEPTEMBER 30
	2006	2005	2006	2005
Safeco Personal Insurance
Auto	$80.1	$51.3	$195.6	$121.0
Property	53.1	17.2	131.6	145.7
Specialty	2.9	(8.1)	21.4	7.7

Total SPI	136.1	60.4	348.6	274.4

Safeco Business Insurance
SBI Regular	28.7	0.9	125.7	96.8
SBI Special Accounts Facility	4.7	(20.4)	48.2	(3.4)

Total SBI	33.4	(19.5)	173.9	93.4

Surety	19.4	13.7	65.7	36.4
P&C Other	(31.9)	(18.6)	(54.6)	(44.5)

Total Underwriting Profit	157.0	36.0	533.6	359.7
P&C Net Investment Income	121.0	115.3	355.7	341.6
Restructuring and Asset Impairment Charges	(20.7)	(1.5)	(22.7)	(2.5)
Net Realized Investment Gains (Losses)	(8.0)	6.6	(16.8)	53.3

P&C Income before Income Taxes	$249.3	$156.4	$849.8	$752.1

Finally, combined ratios show the relationship between net earned premiums and underwriting profit or loss:

COMBINED RATIOS+	THREE MONTHS ENDED SEPTEMBER 30		NINE MONTHS ENDED SEPTEMBER 30
	2006	2005	2006	2005
Safeco Personal Insurance
Auto	88.2%	92.8%	90.4%	94.3%
Property	76.8	92.4	80.6	78.6
Specialty	89.1	132.0	72.5	89.3

Total SPI	85.4	93.8	87.6	90.4

Safeco Business Insurance
SBI Regular	90.8	99.7	86.5	89.9
SBI Special Accounts Facility	92.8	119.4	82.1	101.1

Total SBI	91.1	104.6	85.5	92.7

Surety	74.2	79.5	69.8	80.8
P&C Other	*	*	*	*

Total Combined Ratio	88.7%	97.5%	87.4%	91.7%

+	Combined ratios are GAAP basis. Expressed as a percentage, they are equal to losses and expenses divided by net earned premiums.
*	Not meaningful because this is in runoff with minimal premium.

Auto

Our Auto segment provides coverage for liability of our policyholders to others for both bodily injury and property damage, for injuries sustained by our policyholders, and for physical damage to our customers’ vehicles from collision and other hazards.

	THREE MONTHS ENDED SEPTEMBER 30		NINE MONTHS ENDED SEPTEMBER 30
	2006	2005	2006	2005
Net Written Premiums	$675.7	$719.5	$2,037.0	$2,146.7
Net Earned Premiums	676.0	715.0	2,046.0	2,119.1
Underwriting Profit	80.1	51.3	195.6	121.0
Loss and LAE Ratio	65.2%	70.5%	67.1%	71.6%
Expense Ratio	23.0	22.3	23.3	22.7

Combined Ratio	88.2%	92.8%	90.4%	94.3%

PREMIUMS

Net written premiums decreased $43.8, or 6.1%, in the three months ended September 30, 2006 and $109.7, or 5.1%, in the nine months ended September 30, 2006, compared with the same periods in 2005. The decrease in net written premiums was primarily driven by:

•	Decline of policies-in-force (PIF) – PIF continued to decline and as of September 30, 2006 decreased 4.3%, compared with a year ago. Increased competition contributed to lower retention of policies (79.3% in the third quarter of 2006 versus 79.7% in the third quarter of 2005). New policies written decreased 23.8% in the three months ended September 30, 2006, and 27.6% in the nine months ended September 30, 2006, compared with the same periods in 2005.

•	Changes in average premiums – We file rate changes on a state-by-state basis. Rate changes are reflected on existing policies at renewal and are earned in our revenues over the six-month policy term. Overall, we received approval for average rate decreases of 0.4% in 2005 and average rate increases of 1.0% in the first nine months of 2006. Premiums also are affected by increased pricing for those policies that insure newer and more expensive cars, as well as by changes in the risk profile of our book of business, which we refer to as premium trend. Premium trend was negative in the third quarter of 2006 resulting from a change in our mix of business to lower average premium policies. This is primarily due to a reduced premium base of non-standard policies or drivers who represent relatively higher risks.

Net earned premiums decreased $39.0, or 5.5%, in the three months ended September 30, 2006 and $73.1, or 3.4%, in the nine months ended September 30, 2006, compared with the same periods in 2005. The decrease in net earned premiums was driven by:

•	Changes in PIF – Lower average PIF decreased net earned premiums by $25.4 in the third quarter of 2006 and $37.3 in the first nine months of 2006, compared with the same periods in 2005.

•	Changes in average premiums – Changes in average premium decreased net earned premiums by $14.6 in the third quarter of 2006 and $35.6 in the first nine months of 2006, compared with the same periods in 2005.

UNDERWRITING RESULTS AND COMBINED RATIO

Our underwriting profit increased $28.8 and our combined ratio decreased 4.6 points in the three months ended September 30, 2006, compared with the same period in 2005. Our underwriting profit increased $74.6 and our combined ratio decreased 3.9 points in the nine months ended September 30, 2006, compared with the same period in 2005. Our underwriting results and combined ratio were primarily driven by:

•	Changes in average premiums – Our earned rate changes, combined with our negative premium trend, increased our Auto combined ratio by 1.9 points in the third quarter of 2006 and 1.6 points in the first nine months of 2006, compared with the same periods in 2005.

•	Loss costs – During the third quarter and first nine months of 2006, our Auto loss costs decreased. This was driven by a mid single-digit decrease in frequency – the average number of claims filed – and a low single-digit decrease in severity – the average cost of a claim. Frequency declines are primarily attributable to lower-than-expected bodily injury and uninsured motorist losses. Severities, which had increased significantly in 2005 for bodily injury, are moderating in 2006. These factors, net of reinsurance, decreased our combined ratio by 5.1 points in the third quarter of 2006 and 1.9 points in the first nine months of 2006, compared with the same periods in 2005.

•	Prior-period reserve development – Our underwriting results included favorable prior-year reserve development of $22.6 in the three months ended September 30, 2006 and $69.0 in the nine months ended September 30, 2006 as a result of lower-than-expected bodily injury severity, primarily in accident years 2004 and 2005. Our underwriting results included favorable prior-year reserve development of $24.7 in the three months ended September 30, 2005, and $28.8 in the nine months ended September 30, 2005. The difference in the prior-year reserve development increased our combined ratio by 0.1 points in the third quarter of 2006 and decreased our combined ratio by 2.0 points in the first nine months of 2006, compared with the same periods of 2005. In addition, our underwriting results for the three months ended September 30, 2006 included $11.0 of unfavorable prior-period reserve development related to the first six months of 2006, increasing our combined ratio by 1.6 points.

•	Catastrophe losses – We categorize catastrophes as events resulting in losses greater than $0.5 per event and involving multiple claims and policyholders. Catastrophes can be caused by natural events, such as hurricanes, tornadoes, wildfires, earthquakes and hail storms, or other factors such as terrorism, riots, hazardous material releases or utility outages. Pretax after reinsurance catastrophe losses were $4.5 in the third quarter of 2006, compared with $12.9 in the third quarter of 2005. Pretax after reinsurance catastrophe losses were $25.5 in the first nine months of 2006 compared with $19.4 in the first nine months of 2005. The lower catastrophe losses decreased our combined ratio by 1.1 points in the third quarter of 2006 and higher catastrophe losses increased our combined ratio by 0.1 points in the nine months ended September 30, 2006, compared with the same periods in 2005.

•	Expenses – Our expense ratio increased 0.7 points in the three months ended September 30, 2006 and 0.6 points in the nine months ended September 30, 2006, compared with the same periods in 2005, reflecting our near-term increased investment in technology and costs related to the implementation of our strategic goals.

WHERE WE’RE HEADED

We anticipate the following factors will affect our growth and profitability in the near future:

Competitive Environment – We expect the intense competition within the auto segment to continue through the use of mass market advertising, agency compensation incentives and promotional pricing. We will maintain our underwriting discipline and not compete for business that we cannot obtain at our long-term target margins. While maintaining our discipline, we will seek ways to grow profitably during this competitive cycle. We carefully monitor our rates and our compensation, and make changes to each as appropriate. We also are committed to materially reducing our expenses. As we drive costs out of the product, it will allow us flexibility to enhance our competitive position while still achieving our target margins.

Underwriting Segmentation – Our segmented auto product offers up to 15 underwriting tiers using multivariate models to assess the risk of loss based on many factors, providing a more accurate price for a wider range of risks. Going forward, we expect to continually refine our underwriting and pricing models to ensure precision in matching rate for each risk and be able to quote a broad range of risks within the states where we do business.

Business Growth – As we seek to grow our business, we will continue to write the entire spectrum of Auto risks, from preferred through non-standard. We will continually strive to make our rates more competitive by driving cost and inefficiency out of the product. We also will focus on the changing nature of the independent distribution channel through new agency appointments and customized business approaches. During the nine months ended September 30, 2006, we appointed over 1,000 new SPI agents. We will continue to study the purchasing behaviors of insurance consumers to be better informed in designing products that reflect their changing demographics. Our new personal auto policy, now available in 26 states, is designed to give our customers a personalized product. We plan to reach additional customers with our new Safeco Optimum Package™, which policyholders can purchase as an endorsement to their personal auto policy. With the package, customers can boost the value of their insurance, be rewarded for good driving, and receive extra protection for emergencies or theft.

Compensation – We made compensation changes in the third quarter that included an incentive that gives agents an extra two points of commission for every new auto policy written in the fourth quarter of 2006. We redesigned our agent compensation package for 2007 to include a bonus plan to reward our agents with more than 350 personal auto PIF and provide those agents with options for their compensation arrangement.

Overall – In 2006, we anticipate achieving our long-term target combined ratio of 96% with ongoing challenges to our growth. We have launched a business process improvement effort that is examining all aspects of our operations for potential cost savings. The goal is to achieve greater efficiency by streamlining or eliminating processes, outsourcing processes where appropriate, and building our infrastructure and technological capability.

Property

Our Property segment provides homeowners, dwelling, earthquake, fire and inland marine coverage for individuals. Our Property coverages protect homes, condominiums and rental property contents against losses from a wide variety of hazards.

	THREE MONTHS ENDED SEPTEMBER 30		NINE MONTHS ENDED SEPTEMBER 30
	2006	2005	2006	2005
Net Written Premiums	$258.6	$244.7	$699.4	$687.4
Net Earned Premiums	228.5	226.5	678.2	682.0
Underwriting Profit	53.1	17.2	131.6	145.7
Loss and LAE Ratio	47.8%	63.9%	51.8%	50.8%
Expense Ratio	29.0	28.5	28.8	27.8

Combined Ratio	76.8%	92.4%	80.6%	78.6%

PREMIUMS

Net written premiums increased $13.9, or 5.7%, in the three months ended September 30, 2006, and increased $12.0, or 1.7%, in the nine months ended September 30, 2006, compared with the same periods in 2005. This reflected:

•	Growth in PIF – PIF grew 0.8% as of September 30, 2006, compared with a year ago. New Property policies written increased 36.0% in the three months ended September 30, 2006 and 13.8% in the nine months ended September 30, 2006, compared with the same periods in 2005. The third quarter policy counts benefited from the transfer of approximately 13,000 homeowners policies of a competitor that was placed under regulatory supervision. Our homeowners retention rates decreased slightly to 84.3% in the third quarter of 2006 from 84.9% in the same period in 2005.

•	Changes in average premiums – We file rate changes on a state-by-state basis. Rate changes are reflected on existing policies at renewal and are earned in our revenues over the 12-month policy term. Overall, we received approval for average rate decreases in our homeowners business of 2.9% in the first nine months of 2006 and decreases of 1.0% in 2005. Premiums also are affected by automatic increases in the amount of insurance coverage to adjust for inflation in building costs, and by shifts in the mix of our business, which we refer to as premium trend. Premium trend resulted in a slight increase to written premiums in the third quarter of 2006, compared with the same period in 2005.

Net earned premiums increased $2.0 or 0.9%, in the three months ended September 30, 2006 and decreased $3.8, or 0.6% in the nine months ended September 30, 2006, compared with the same periods in 2005. This reflected:

•	Changes in PIF – An increase in average PIF impacted net earned premiums by $4.0 in the third quarter of 2006 and $13.3 in the first nine months of 2006, compared with a year ago.

•	Changes in average premiums – A decrease in average premiums decreased net earned premiums by $2.0 in the third quarter of 2006 and decreased net earned premiums by $4.5 in the first nine months of 2006, compared with the same periods in 2005.

UNDERWRITING RESULTS AND COMBINED RATIO

Our underwriting profit in Property increased $35.9 and our combined ratio decreased 15.6 points in the three months ended September 30, 2006, compared with the same period in 2005. Our underwriting profit decreased $14.1 and our combined ratio increased 2.0 points in the nine months ended September 30, 2006, compared with the same period in 2005. Our underwriting results and combined ratio were primarily driven by:

•	Changes in average premiums – Our homeowners earned rate changes, combined with premium trend, decreased our Property combined ratio by 0.8 points in the third quarter of 2006 and decreased our Property combined ratio by 0.5 points in the first nine months of 2006, compared with the same periods in 2005.

•	Loss costs – During the third quarter of 2006, our Property loss costs increased in the high-single digits, due primarily to increases in severity. Severity increases for our property lines are due primarily to increases in the cost of building materials. In large part, these factors, net of reinsurance, increased our Property combined ratio by 7.5 points in the third quarter of 2006 and increased our Property combined ratio by 2.7 points in the first nine months of 2006, compared with the same periods in 2005.

•	Prior-year reserve development – Our underwriting results in the third quarter of 2006 included favorable prior-year reserve development of $12.8, compared with $5.4 favorable prior-year reserve development in the same period in 2005. Our underwriting results in the first nine months of 2006 included favorable prior-year reserve development of $13.8, compared with $1.3 unfavorable prior-year reserve development in the same period in 2005, primarily due to an $11.8 increase in 2005 in our estimates for the 2004 hurricanes in Florida and surrounding states. The difference in prior-year reserve development decreased our combined ratio by 3.2 points in the third quarter of 2006 and decreased our combined ratio by 2.2 points in the first nine months of 2006, compared with the same periods in 2005.

•	Catastrophe losses – We categorize catastrophes as events resulting in losses greater than $0.5 per event and involving multiple claims and policyholders. Catastrophes can be caused by natural events, such as hurricanes, tornadoes, wildfires, earthquakes and hail storms, or other factors such as terrorism, riots, hazardous material releases or utility outages. Pretax after reinsurance catastrophe losses were $17.2 in the third quarter of 2006, compared with $61.3 in the third quarter of 2005. Pretax after reinsurance catastrophe losses were $78.1 in the first nine months of 2006 compared with $86.5 in the first nine months of 2005, including the $11.8 increase in reserves for hurricanes in Florida and surrounding states in 2005. Excluding the impact of prior-year development on catastrophes, the catastrophes decreased the combined ratio by 18.8 points in the third quarter of 2006 and increased the combined ratio by 1.8 points in the nine months of 2006, compared with the same periods in 2005. Catastrophe losses in 2005 were primarily from Hurricanes Katrina and Rita in the Gulf States.

•	Expenses – Our expense ratio increased 0.5 points in the three months ended September 30, 2006, and 1.0 points in the nine months ended September 30, 2006, compared with the same periods in 2005, reflecting our increased near-term investment in technology and costs related to the implementation of our strategic goals.

WHERE WE’RE HEADED

We anticipate the following factors will impact our growth and profitability in the near future:

Business Growth – As we continue to increase our new business, our geographic mix of business will shift. We expect to increase our market share in Texas and Eastern states. We launched a campaign to capture a portion of the 300,000 homeowners policies left when a Texas-based competitor was placed under regulatory supervision. While we seek to grow our business in all states where we write Property business, our greatest growth challenges remain in the Central states, where we have priced our policies to cover our wind and hail exposure. We filed to reduce our rates in California. We expect this revision to stimulate additional growth. In addition to taking targeted rate decreases to reflect improved loss trends and lower expense ratios, we are also introducing additional coverage options to round out our product offerings. The focus of the new offerings will be to provide coverage choices that will enable our customers to customize their coverage to their specific needs. New business trends are favorable and we expect further improvement.

Underwriting Segmentation – Our segmented property products offer underwriting tiers, which we further refine using multivariate models to assess the risk of loss based on many factors and provide a more accurate price for a wider range of risks. We have replaced our existing dwelling fire product with our new tiered product in 31 states and plan to complete the rollout of the new program by the middle of 2007.

Catastrophe Risk Management – Our underwriting strategy for property insurance is to target customers whose risk of loss provides us with the opportunity for profitable growth. We do this by managing exposure on policies in catastrophe-prone areas. In 2005, we announced our withdrawal from the personal property business in Florida. Beginning in 2006, we no longer renew policies of existing personal property policyholders in Florida as those policies come up for renewal. As of September 30, 2006, we have non-renewed over 70% of our Property policies in Florida.

Compensation – We are offering an incentive to give agents an extra two points of commission for every new homeowners policy written in the fourth quarter of 2006. We redesigned our agent compensation package for 2007 to include an increase on new monoline homeowner commission from 10% to 15%. This change also increases the renewal commission on monoline homes originally written between February 2002 and September 2006 from 10% to 15%.

Overall – We expect our Property segment revenue to grow modestly while operating at a combined ratio that is slightly better than our long-term target of 92%. We are making minor adjustments to our homeowners rates to reflect modest loss costs increases and lower operating expenses. Our dwelling fire business is performing well and our plan is to continue to grow this line. We have launched a business process improvement effort that is examining all aspects of our operations for potential cost savings. The goal is to achieve greater efficiency by streamlining or eliminating processes, outsourcing processes where appropriate, and building our infrastructure and technological capability.

Specialty

Our Specialty operation provides individuals with umbrella, recreational vehicle, motorcycle and boat owners insurance.

	THREE MONTHS ENDED SEPTEMBER 30		NINE MONTHS ENDED SEPTEMBER 30
	2006	2005	2006	2005
Net Written Premiums	$29.7	$27.3	$87.2	$80.0
Net Earned Premiums	27.2	25.3	77.9	72.5
Underwriting Profit (Loss)	2.9	(8.1)	21.4	7.7
Loss and LAE Ratio	59.9%	103.9%	42.6%	61.2%
Expense Ratio	29.2	28.1	29.9	28.1

Combined Ratio	89.1%	132.0%	72.5%	89.3%

PREMIUMS

Net written premiums increased $2.4, or 8.8%, in the three months ended September 30, 2006 and $7.2, or 9.0%, in the nine months ended September 30, 2006, compared with the same periods in 2005. New-business policies written increased 17.1% in the three months ended September 30, 2006 and 12.2% in the nine months ended September 30, 2006, compared with the same periods in 2005. The increased premiums in 2006 were driven by an increase in the number of policies that renewed with us, resulting in an increase in PIF, primarily in our motorcycle, umbrella and recreational vehicle policies.

Net earned premiums increased $1.9, or 7.5%, in the three months ended September 30, 2006 and $5.4, or 7.4%, in the nine months ended September 30, 2006, compared with the same periods in 2005.

UNDERWRITING RESULTS AND COMBINED RATIO

Our underwriting profit increased $11.0 and our combined ratio decreased 42.9 points in the three months ended September 30, 2006, compared with the same period in 2005. Our underwriting profit increased $13.7 and our combined ratio decreased 16.8 points in the nine months ended September 30, 2006, compared with the same period in 2005. Our underwriting results and combined ratio were primarily driven by:

•	Prior-year reserve development – Our underwriting results in the third quarter of 2006 included favorable prior-year reserve development of $1.3. Our underwriting results in the first nine months of 2006 included favorable prior-year reserve development of $9.6 primarily related to reduced estimates of catastrophe losses from Hurricane Wilma, as well as better-than-expected frequency for 2005 umbrella claims, compared with favorable prior-year development of $2.8 in the same period last year. These changes in prior-year reserve development decreased our combined ratio by 4.6 points in the third quarter of 2006, and 8.6 points in the first nine months of 2006, compared with the same periods in 2005.

•	Loss costs – Lower umbrella losses decreased our combined ratio by 19.0 points in the third quarter of 2006 and 2.9 points in the first nine months of 2006, compared with the same period in 2005. In the third quarter and first nine months of 2005, we experienced higher losses in our umbrella business as a result of an increased number of claims reported. Umbrella loss costs can be volatile from quarter to quarter.

•	Catastrophe losses – Pretax after reinsurance catastrophe losses were $(0.1) in the third quarter of 2006, compared with $3.8 in the third quarter of 2005. Pretax after reinsurance catastrophe losses were $(3.3) in the first nine months of 2006 compared with $4.1 in the first nine months of 2005. The negative catastrophe loss amounts were due to reduced estimates of catastrophe losses from Hurricane Wilma. Excluding prior-year development in catastrophes, lower catastrophe losses decreased our combined ratio by approximately 14.6 points in the third quarter of 2006 and 5.0 points in the first nine months of 2006, compared with the same periods in 2005.

•	Expenses – Our expense ratio increased 1.1 points in the third quarter of 2006, and 1.8 points in the first nine months of 2006, compared with the same periods in 2005, primarily reflecting our increased near-term investment in technology and costs related to the implementation of our strategic goals as well as higher commission expense due to change in mix of business.

WHERE WE’RE HEADED

We recently completed the launch of our motorcycle product on Safeco Now®. We have written 5,500 new motorcycle policies in the third quarter of 2006, compared with 2,500 in the same period in 2005. We began the launch of our umbrella product on Safeco Now, which is now available in 44 states and provides cross-sell opportunities with Auto, featuring automated links that activate personal umbrella quotes.

We have focused on additional Specialty-only agency appointments and have secured 15 appointments in this niche through the first nine months of 2006. We expect our Specialty product to grow modestly in non-catastrophe prone areas, particularly where we write boat owners policies, while operating at or better than our long-term target combined ratio of 92%.

We are offering an incentive to give agents an extra two points of commission for every new motorcycle policy written in the fourth quarter of 2006.

SBI Regular

Our SBI Regular segment provides insurance for small to mid-sized businesses (those with annual premiums of $200,000 or less). This is our core commercial lines business featuring these main products:

•	Business owner policies (BOP)

•	Commercial auto

•	Commercial multi-peril

•	Workers compensation

•	Commercial property

•	General liability

	THREE MONTHS ENDED SEPTEMBER 30		NINE MONTHS ENDED SEPTEMBER 30
	2006	2005	2006	2005
Net Written Premiums	$308.5	$309.2	$960.8	$974.0
Net Earned Premiums	310.2	321.3	929.7	954.2
Underwriting Profit	28.7	0.9	125.7	96.8
Loss and LAE Ratio	55.5%	67.1%	51.8%	56.5%
Expense Ratio	35.3	32.6	34.7	33.4

Combined Ratio	90.8%	99.7%	86.5%	89.9%

PREMIUMS

Net written premiums decreased $0.7, or 0.2%, in the three months ended September 30, 2006 and $13.2, or 1.4%, in the nine months ended September 30, 2006, compared with the same periods in 2005 with double-digit growth in commercial auto and workers compensation. The decrease in net written premiums was driven by:

•	Changes in PIF – PIF decreased 0.7% as of September 30, 2006, compared with a year ago. This reflected policy retention of 78.6% in the third quarter of 2006, compared with 80.2% in the third quarter of 2005. Our new policies written increased 3.8% in the third quarter of 2006 and decreased 0.2% in the first nine months of 2006, compared with the same periods in 2005.

•	Price changes – Our average prices, which include filed rate changes and exposure growth, decreased slightly in the third quarter of 2006. We file rate changes on a state-by-state basis. Premiums are affected by growth in the exposures we cover due to factors such as changes in payroll, the number of employees, sales receipts and property building values for the businesses we insure. Price changes are reflected on existing policies at renewal.

•	Mix of business – Premiums are impacted by changes in average policy size. Mix of business resulted in an increase to written premiums for the third quarter of 2006.

•	Audit premiums adjustment – Written premiums decreased by $6.0 in the third quarter of 2006 as we revised our estimate for audit premiums we expect to receive as a result of changes in exposure.

Net earned premiums decreased $11.1, or 3.5% in the three months ended September 30, 2006 and $24.5 or 2.6% in the nine months ended September 30, 2006, compared with the same periods in 2005. The decrease in net earned premiums was driven by:

•	Changes in PIF – The decline in PIF decreased net earned premiums by $2.5 in the three months ended September 30, 2006 and $5.1 in the nine months ended September 30, 2006, compared with the same periods in 2005.

•	Price changes – Price changes decreased net earned premiums by $6.0 in the three months ended September 30, 2006 and $17.4 in the nine months ended September 30, 2006, compared with the same periods in 2005.

•	Mix of business – Mix of business increased net earned premiums by $3.3 in the three months ended September 30, 2006 and $4.0 in the nine months ended September 30, 2006, compared with the same periods in 2005.

•	Audit premiums adjustment – Earned premiums decreased by $6.0 in the third quarter of 2006 as we revised our estimate for our audit premiums.

UNDERWRITING RESULTS AND COMBINED RATIO

Our underwriting profit in SBI Regular increased $27.8 and our combined ratio decreased 8.9 points in the three months ended September 30, 2006, compared with the same period in 2005. Our underwriting profit increased $28.9 and our combined ratio decreased 3.4 points in the nine months ended September 30, 2006, compared with the same period in 2005. Our underwriting results and combined ratio primarily reflected:

•	Price changes – Our price changes increased our combined ratio by 1.4 points in the three months ended September 30, 2006 and 1.3 points in the nine months ended September 30, 2006, compared with the same periods in 2005.

•	Loss costs – Loss costs were flat in the first nine months of 2006 and had nominal impact on our combined ratios.

•	Prior-year reserve development – Our underwriting results in the third quarter of 2006 included favorable prior-year reserve development of $3.0 due to decreased frequency in our general liability product, compared with favorable prior-year reserve development of $2.6 in the same period in 2005. Our underwriting results in the first nine months of 2006 included favorable prior-year reserve development of $21.7, compared with favorable prior-year reserve development of $15.1 in the same period in 2005. The change in prior-year reserve development decreased our combined ratio by 0.2 points in the three months ended September 30, 2006, and 0.7 points in the nine months ended September 30, 2006 over the same periods a year ago.

•	Catastrophe losses – Our pretax after reinsurance catastrophe losses were $0.7 in the third quarter of 2006, compared with $56.2 in the same period in 2005. Our pretax after reinsurance catastrophe losses were $18.5 in the first nine months of 2006, compared with $58.6 in the same period in 2005. Excluding prior-year development on catastrophe losses, the catastrophe losses decreased our combined ratio by 14.9 points in the third quarter of 2006, compared with the same period in 2005 and 3.9 points in the first nine months of 2006, compared with the same period in 2005.

•	Expenses – Our expense ratio increased 2.7 points in the third quarter of 2006, compared with the same period in 2006. The expense ratio increased 1.3 points in the first nine months of 2006, compared with the same period in 2005, reflecting an increase in bad debt expenses, our increased near-term investment in technology and costs related to the implementation of our strategic goals.

WHERE WE’RE HEADED

We anticipate the following factors will impact our growth and profitability in the near future:

Competition – We continue to see indications of increasing competition around both our small- and mid-sized businesses. Mid-market competition is characteristically more significant than what we are seeing in small-sized business. We remain committed to disciplined pricing and underwriting based on loss cost trends, and we intend to meet our profit margin targets. We will continue to compete in these conditions through our field specialization model, enhancements to our Safeco Now sales-and-service platform, continued focus on agent relationships and our retention efforts through distinctive customer service.

Expense Management – We expect to reduce our expense ratio as we make productivity enhancements using business process improvement techniques, by providing more capabilities on our Safeco Now platform, including self-serve policy-change transactions, as well as through other overall improvements in efficiency. Our new Policy-Change tool will be available in all states in the fourth quarter of 2006.

Business Growth – Given the increasing number of small businesses in the United States and the lack of a dominant market leader, we continue to see growth potential in this segment. Our goal is to be the leading small business insurance writer in the independent agency channel. We will continue to appropriately match rate with risk through segmentation and disciplined underwriting. We will charge prices that will allow us to achieve our target profit margins, and we will decline to write business when pricing or risk factors do not allow us to earn our target returns. We also will increase our points of distribution with the appointment of new agents in 2006. During the nine months ended September 30, 2006, we exceeded our goal for the year appointing 600 new commercial agents.

Compensation – We offered an incentive to give agents an extra two points of commission for most commercial lines new business policies written in the fourth quarter of 2006. We redesigned our agent compensation package for 2007 to include a minor increase to our commercial lines commission structure.

Overall – Despite competitive conditions in the marketplace, we expect our 2006 SBI Regular segment revenue to grow. We expect to maintain our long-term target combined ratio of 95% or better in 2006. We have launched a business process improvement effort that is examining all aspects of our operations for potential cost savings. The goal is to achieve greater efficiency by streamlining or eliminating processes, outsourcing processes where appropriate and building our infrastructure and technological capability.

SBI Special Accounts Facility

Our SBI Special Accounts Facility segment includes insurance for large-commercial accounts (customers who pay annual premiums of more than $200,000). While our main focus is the small- to mid-sized market, we continue to serve some large-commercial accounts on behalf of key agents and brokers who sell our core commercial products. Agents who have placed large-commercial accounts with us produced approximately 50% of our new business in SBI Regular for the nine months ended September 30, 2006.

Special Accounts Facility also provides insurance for the following commercial programs:

•	Agents’ errors and omissions insurance

•	Property and liability insurance for mini-storage and warehouse properties

•	Professional and general liability insurance for non-profit social service organizations

On April 30, 2006, we completed the sale of Safeco Financial Institution Solutions (SFIS), our lender-placed property insurance business, to Assurant, Inc.

	THREE MONTHS ENDED SEPTEMBER 30		NINE MONTHS ENDED SEPTEMBER 30
	2006	2005	2006	2005
Net Written Premiums	$68.3	$106.9	$270.9	$313.7
Net Earned Premiums	66.2	105.2	269.5	320.1
Underwriting Profit (Loss)	4.7	(20.4)	48.2	(3.4)
Loss and LAE Ratio	46.2%	84.0%	42.0%	64.4%
Expense Ratio	46.6	35.4	40.1	36.7

Combined Ratio	92.8%	119.4%	82.1%	101.1%

PREMIUMS

Net written premiums decreased $38.6, or 36.1%, in the third quarter of 2006 and $42.8, or 13.6%, in the nine months ended September 30, 2006, compared with the same periods in 2005. Net earned premiums decreased $39.0, or 37.1%, in the third quarter of 2006 and $50.6, or 15.8%, in the nine months ended September 30, 2006, compared with the same periods in 2005. The decreases were primarily driven by the sale of SFIS. The net written premiums related to this business were $2.5 for the third quarter, compared with $35.7 a year ago.

In connection with the sale of SFIS, we entered into a reinsurance agreement under which we ceded 100% of our lender-placed property insurance business with policy issue dates on or after January 1, 2006. The reinsurance agreement for the period January 1 – April 30 is accounted for as retroactive reinsurance. Therefore, Special Accounts Facility’s results for the nine months ended September 30, 2006 included $70.8 of net earned premiums from SFIS.

UNDERWRITING RESULTS AND COMBINED RATIO

Our underwriting profit increased $25.1, and our combined ratio decreased 26.6 points in the third quarter of 2006, compared with the same period in 2005. Our underwriting profit increased $51.6, and our combined ratio decreased 19.0 points in the nine months of 2006, compared with the same period in 2005. Our underwriting results and combined ratio primarily reflected:

•	Prior-year reserve development – Our underwriting results in the third quarter of 2006 included favorable prior-year reserve development of $13.5, compared with favorable prior-year reserve development of $3.0 in the same period of 2005. Our underwriting results in the first nine months of 2006 included favorable prior-year reserve development of $35.0, mostly from our general liability coverage, compared with favorable prior-year reserve development of $1.1 in the same period of 2005. The change in prior-year reserve development decreased the combined ratio by 17.0 points in the third quarter of 2006 and 17.1 points in the nine months of 2006, compared with the same periods in 2005.

•	Catastrophe losses – Our pretax, after reinsurance, catastrophe loses were $0.5 in the three months ended September 30, 2006, compared with $6.8 in the same period of 2005. Our pretax, after reinsurance, catastrophe losses were $2.3 in the nine months ended September 30, 2006, compared with $7.7 in the same period of 2005. The lower catastrophe losses decreased our combined ratio by approximately 9.0 points in the third quarter of 2006 and 2.4 points in the first nine months of 2006, compared with the same periods of 2005. Our underwriting results and combined ratio were affected by higher loss experience in 2005 in our mini-storage and warehouse properties program primarily due to Hurricanes Katrina and Rita.

•	Sale of our lender-placed property business – Our underwriting results include the results of the lender-placed property business (SFIS) through April 30, 2006. There were no net earned premiums for SFIS for the three months ended September 30, 2006, compared with $36.4 for the same period in 2005. SFIS net earned premiums were $70.8 for the nine months ended September 30, 2006, compared with $107.3 for the same period in 2005. Catastrophe losses for SFIS were $0.7 for the three months ended September 30, 2006, compared with $30.2 for the same period in 2005. Catastrophe losses for SFIS were $1.7 for the nine months ended September 30, 2006, compared with $30.5 for the same period in 2005. The impact of SFIS decreased our combined ratio by 19.1 points for the three months ended September 30, 2006 and 6.0 points for the nine months ended September 30, 2006, compared with a year ago.

•	Expenses – Our expense ratio increased 13.1 points in the three months ended September 30, 2006, and 5.5 points in the nine months ended September 30, 2006 compared with the same periods in 2005, primarily as a result of increased agent bonus commissions of $7.0.

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

Surety

Our Surety segment provides surety bonds for construction and commercial businesses.

	THREE MONTHS ENDED SEPTEMBER 30		NINE MONTHS ENDED SEPTEMBER 30
	2006	2005	2006	2005
Net Written Premiums	$85.0	$75.2	$247.7	$210.4
Net Earned Premiums	75.4	67.0	217.8	189.8
Underwriting Profit	19.4	13.7	65.7	36.4
Loss and LAE Ratio	31.1%	35.7%	25.8%	35.0%
Expense Ratio	43.1	43.8	44.0	45.8

Combined Ratio	74.2%	79.5%	69.8%	80.8%

PREMIUMS

Net written premiums increased $9.8, or 13.0%, in the three months ended September 30, 2006 and $37.3, or 17.7%, in the nine months ended September 30, 2006, compared with the same periods in 2005. The increase in net written premiums was driven by growth in our large contract new business. The growth came from existing and new customers and was fueled by continued favorable market conditions for construction and economic expansion.

Net earned premiums increased $8.4 or 12.5% in the three months ended September 30, 2006 and $28.0, or 14.8%, in the nine months ended September 30, 2006, compared with the same periods in 2005 due to large contract and commercial new business.

UNDERWRITING RESULTS AND COMBINED RATIO

Our underwriting profit increased $5.7 and our combined ratio decreased 5.3 points in the three months ended September 30, 2006, compared with the same period in 2005. Our underwriting profit increased $29.3 and our combined ratio decreased 11.0 points in the nine months ended September 30, 2006, compared with the same period in 2005. The results in both years reflected our disciplined underwriting, favorable loss and salvage experience, and decreased commission expense due to changes in the structure of brokerage compensation, as described below.

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

Expenses – We will continue to focus on reducing our expense ratio, emphasizing efficiency through process improvement. These expense reductions should offset a slight increase in our overall agency compensation from 2005 levels when our largest brokers were not accepting bonus commissions.

Overall – We expect the surety market to become more competitive this year as industry results were stable in 2005. As a result, we anticipate our growth rates will moderate this year. We do not expect significant changes in our underwriting results relative to 2005 overall.

P&C Other

Our P&C Other segment includes our:

•	Runoff assumed reinsurance business

•	Large-commercial business accounts in runoff and specialty programs that we exited, including asbestos and environmental

•	Runoff London operations, which we sold in 2005

	THREE MONTHS ENDED SEPTEMBER 30		NINE MONTHS ENDED SEPTEMBER 30
	2006	2005	2006	2005
Net Written Premiums	$(0.1)	$(0.1)	$0.6	$7.4
Net Earned Premiums	(0.1)	(0.1)	1.0	7.8
Underwriting Loss	(31.9)	(18.6)	(54.6)	(44.5)

The underwriting losses in both years reflect unfavorable prior-year reserve development.

The underwriting loss in 2006 was due to prior-year reserve development, primarily related to asbestos claims and sexual misconduct allegations for religious institutions. The underwriting loss in 2005 reflected the results of our London operations and the costs of administering the runoff business.

Our Corporate Results

In our Corporate segment, we include:

•	Interest expense on our debt

•	Our corporate and investment activities, including real estate holdings, charitable contributions and transactions and loss on debt repurchases

•	Our intercompany eliminations

	THREE MONTHS ENDED SEPTEMBER 30		NINE MONTHS ENDED SEPTEMBER 30
	2006	2005	2006	2005
Corporate Segment Results	$(12.6)	$(13.6)	$(42.2)	$(37.6)
Gain on Sales of Real Estate	122.6	—	155.4	—
Contribution to Safeco Insurance Foundation	(30.0)	—	(30.0)	—
Loss on Debt Repurchase	—	(4.0)	—	(4.0)
Net Realized Investment Gain on Contribution to Safeco Insurance Foundation	29.2	—	29.2	—
Net Realized Investment Gains (Losses) before Income Taxes	1.7	(2.7)	(11.8)	(2.1)

Corporate Income (Loss) before Income Taxes	$110.9	$(20.3)	$100.6	$(43.7)

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

Our interest expense was:

•	$22.9 in the three months ended September 30, 2006

•	$68.6 in the nine months ended September 30, 2006

•	$22.7 in the three months ended September 30, 2005

•	$66.1 in the nine months ended September 30, 2005

Our corporate segment results for the three and nine months ended September 30, 2006 include a $107.4 pretax gain on the sale of our University District building complex and a pretax gain of $15.2 on the sale of our Portland, Oregon office. Corporate segment results for the nine months ended September 30, 2006 also include a $32.8 pretax gain on the sale of our Redmond, Washington office campus.

Our corporate segment results for the three and nine months ended September 30, 2006 include a non-recourse, non-refundable marketable equity securities contribution of $30.0 to the Safeco Insurance Foundation (the Foundation), a separate 501(c)3 endowment fund. Since the Foundation’s inception, we have provided at no charge certain resources to the Foundation such as accounting, legal and investment management services and office space. See Note 11 of our Notes to Consolidated Financial Statements.

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

NET INVESTMENT INCOME

This table summarizes our pretax net investment income by portfolio:

	THREE MONTHS ENDED SEPTEMBER 30		NINE MONTHS ENDED SEPTEMBER 30
	2006	2005	2006	2005
P&C	$121.0	$115.3	$355.7	$341.6
Corporate	9.9	6.1	25.4	18.3

Total Net Investment Income	$130.9	$121.4	$381.1	$359.9

Our annualized investment income yields were:

	THREE MONTHS ENDED SEPTEMBER 30		NINE MONTHS ENDED SEPTEMBER 30
	2006	2005	2006	2005
Pretax	5.0%	4.8%	4.9%	4.9%
After-tax	3.8%	3.5%	3.7%	3.6%

The increase in net investment income in the three and nine months ended September 30, 2006, compared with the same periods in 2005 was due to an increase in average invested assets on a cost basis, as a result of positive operating cash flows. Our after-tax yields increased slightly in the three and nine months ended September 30, 2006, compared with the same periods in 2005 as a result of increased investment in tax-exempt municipal bonds.

NET REALIZED INVESTMENT GAINS AND LOSSES

Pretax net realized investment gains and losses for the three and nine months ended September 30, 2006 and 2005 by portfolio were:

	THREE MONTHS ENDED SEPTEMBER 30		NINE MONTHS ENDED SEPTEMBER 30
	2006	2005	2006	2005
P&C	$(8.0)	$6.6	$(16.8)	$53.3
Corporate	1.7	(2.7)	(11.8)	(2.1)
Net Realized Investment Gain on Contribution to Safeco Insurance Foundation	29.2	—	29.2	—

Total Pretax Net Realized Investment Gains	$22.9	$3.9	$0.6	$51.2

Pretax net realized investment gains and losses for the three and nine months ended September 30, 2006 and 2005 by component were:

	THREE MONTHS ENDED SEPTEMBER 30		NINE MONTHS ENDED SEPTEMBER 30
	2006	2005	2006	2005
Gross Gains on Fixed Maturities Transactions	$6.7	$4.4	$16.1	$13.5
Gross Losses on Fixed Maturities Transactions	(0.3)	(6.2)	(9.6)	(8.0)
Gross Gains on Marketable Equity Securities Transactions	31.5	17.4	68.8	62.0
Gross Losses on Marketable Equity Securities Transactions	(2.3)	(4.0)	(7.1)	(7.3)

Total Net Gains on Securities Transactions	35.6	11.6	68.2	60.2

Impairments on Fixed Maturities	(4.3)	(3.6)	(50.4)	(5.1)
Impairments on Marketable Equity Securities	(9.4)	(1.9)	(12.6)	(2.8)

Total Impairments	(13.7)	(5.5)	(63.0)	(7.9)

Other, Net	1.0	(2.2)	(4.6)	(1.1)

Total Pretax Net Realized Investment Gains	$22.9	$3.9	$0.6	$51.2

Net Gains on Securities Transactions – We consider our intent and ability to hold to maturity investments with declines in value. However, our intent to hold an investment could change due to changes in the financial condition and near-term prospects of the issuer.

We continually monitor our investment portfolio and markets for opportunities to:

•	Improve credit quality

•	Reduce our exposure to companies and industries with credit problems

•	Manage call risk

For the three months ended September 30, 2006, the fair value of fixed maturities and marketable equity securities that we sold at a loss was $29.5, compared with $504.3 in the same period in 2005. For the nine months ended September 30, 2006, the fair value of fixed maturities and marketable equity securities that we sold at a loss was $688.6, compared with $594.6 in the same period in 2005.

Our total net realized investment loss on these sales for the three months ended September 30, 2006 was $2.4, compared with $9.9 in the same period in 2005. Our total net realized investment loss on these sales for the nine months ended September 30, 2006 was $15.2, compared with $14.3 for the same period in 2005. The net realized investment losses in 2006 were primarily related to securities impaired in prior periods, securities that became impaired during the period ended September 30, 2006, and sales of securities that had substantially recovered in value. The securities sold at a loss during 2005 was due to sales of fixed maturities to fund our accelerated share repurchase program and the sale of lower-yielding taxable bonds to purchase tax-exempt securities to grow our municipal portfolio.

Impairments – We closely monitor every investment with a fair value that has declined to below our amortized cost. If we determine that the decline is other-than-temporary, we write down the security to its fair value and record the charge as an impairment in Net Realized Investment Gains in our Consolidated Statements of Income in the period that we make that determination.

In our impairment determination process, we consider the length of time and the degree to which a security has been impaired, as well as our intent and ability to hold such investment to full recovery. Our intent to hold an investment could change due to changes in the financial condition and near-term prospects of the issuer.

Pretax investment impairments for the three and nine months ended September 30, 2006 and 2005 by portfolio were:

	THREE MONTHS ENDED SEPTEMBER 30		NINE MONTHS ENDED SEPTEMBER 30
	2006	2005	2006	2005
P&C
Fixed Maturities	$4.3	$3.6	$43.4	$4.6
Marketable Equity Securities	9.4	1.9	12.6	2.8
CORPORATE
Fixed Maturities	—	—	7.0	0.5

Total Pretax Investment Impairments	$13.7	$5.5	$63.0	$7.9

The increase in impairments in the three and nine months ended September 30, 2006 was due to further decline of some previously impaired securities and review of securities only slightly declined in value, pursuant to which we determined that some securities may not be held until they recover to full value. This was a result of anticipated changes in asset allocations from taxable corporate to tax-exempt municipal securities.

Investment Portfolio

These tables summarize our investment portfolio at September 30, 2006 and December 31, 2005:

SEPTEMBER 30, 2006	COST OR AMORTIZED COST	CARRYING VALUE
P&C
Fixed Maturities – Taxable	$5,014.0	$5,047.2
Fixed Maturities – Non-taxable	3,706.5	3,878.3
CORPORATE
Fixed Maturities – Taxable	286.7	287.8

Total Fixed Maturities	9,007.2	9,213.3
Marketable Equity Securities	990.7	1,419.9
Other Invested Assets	11.2	11.2

Total Investment Portfolio	$10,009.1	$10,644.4

DECEMBER 31, 2005	COST OR AMORTIZED COST	CARRYING VALUE
P&C
Fixed Maturities – Taxable	$5,965.6	$5,994.3
Fixed Maturities – Non-taxable	2,868.1	3,009.1
CORPORATE
Fixed Maturities – Taxable	365.4	358.5

Total Fixed Maturities	9,199.1	9,361.9
Marketable Equity Securities	737.7	1,123.5
Other Invested Assets	10.7	10.7

Total Investment Portfolio	$9,947.5	$10,496.1

As of September 30, 2006, our fixed maturities, carried at $9,213.3 included:

•	Gross unrealized gains of $260.8

•	Gross unrealized losses of $54.7

As of September 30, 2006, our marketable equity securities, carried at $1,419.9 included:

•	Gross unrealized gains of $432.3

•	Gross unrealized losses of $3.1

As of December 31, 2005, our fixed maturities, carried at $9,361.9 included:

•	Gross unrealized gains of $254.1

•	Gross unrealized losses of $91.3

As of December 31, 2005, our marketable equity securities, carried at $1,123.5 included:

•	Gross unrealized gains of $393.9

•	Gross unrealized losses of $8.1

At September 30, 2006, investments in the banking industry accounted for 13.1% of the total gross unrealized losses. Investments in secured finance mortgage-backed securities accounted for 15.0% of our total gross unrealized losses at September 30, 2006. Investments in the banking industry accounted for 12.4% of the total gross unrealized losses at December 31, 2005. Investments in secured finance mortgage-backed securities accounted for 11.4% of our total gross unrealized losses at December 31, 2005.

We reviewed all our investments with unrealized losses as of September 30, 2006. For all investments other than those for which we recognized an impairment charge, our evaluation determined that all their declines in fair value were temporary, and we have the intent and ability to hold these securities until they recover in value.

This table shows by maturity, the total amount of gross unrealized losses on fixed maturities and marketable equity securities at September 30, 2006:

SEPTEMBER 30, 2006	COST OR AMORTIZED COST	CARRYING VALUE	COST OR AMORTIZED COST IN EXCESS OF CARRYING VALUE
Fixed Maturities:
One Year or Less	$252.4	$251.1	$1.3
Over One Year through Five Years	1,511.7	1,480.1	31.6
Over Five Years through Ten Years	289.1	284.2	4.9
Over Ten Years	191.5	189.6	1.9
Mortgage-Backed Securities	816.1	801.1	15.0

Total Fixed Maturities	3,060.8	3,006.1	54.7
Total Marketable Equity Securities	121.8	118.7	3.1

Total	$3,182.6	$3,124.8	$57.8

Gross unrealized losses on our fixed maturities that have been in a loss position for more than a year at September 30, 2006 were $50.3, compared with $44.5 at December 31, 2005, reflecting changes in interest rates. There were no gross unrealized losses on our marketable equity securities that have been in an unrealized loss position for more than a year at September 30, 2006. Unrealized losses on our marketable equity securities that were in a loss position for more than a year were $1.2 at December 31, 2005. These unrealized losses were less than 1% of our total portfolio at September 30, 2006 and December 31, 2005.

We continue to monitor these securities as part of our overall portfolio evaluation. If we determine an unrealized loss to be other-than-temporary, we report an impairment loss. We report impairment losses in the same period that we make the determination.

DIVERSIFICATION

Our investment portfolio is well-diversified by issuer and industry type with no single issuer, except U.S. Government fixed maturities, exceeding 1% of the fair value of our consolidated investment portfolio. These tables show the investment types and industries of our fixed maturities and marketable equity securities that exceed 3% of our portfolio at September 30, 2006 and December 31, 2005:

SEPTEMBER 30, 2006	CARRYING VALUE	PERCENT OF TOTAL
States and Political Subdivisions	$4,100.7	38.5%
Banks	1,035.8	9.7
U.S. Government and Agencies	830.8	7.8
Electric Utilities	361.5	3.4
Diversified Financial Services	276.6	2.6
Mortgage-Backed Securities	1,204.6	11.3
Other	2,823.2	26.6

Total Fixed Maturities and Marketable Equity Securities	10,633.2	99.9
Other Invested Assets	11.2	0.1

Total Investment Portfolio	$10,644.4	100.0%

DECEMBER 31, 2005	CARRYING VALUE	PERCENT OF TOTAL
States and Political Subdivisions	$3,365.1	32.1%
Banks	1,134.5	10.8
U.S. Government and Agencies	1,005.0	9.6
Electric Utilities	409.5	3.9
Diversified Financial Services	391.5	3.7
Mortgage-Backed Securities	1,238.8	11.8
Other	2,941.0	28.0

Total Fixed Maturities and Marketable Equity Securities	10,485.4	99.9
Other Invested Assets	10.7	0.1

Total Investment Portfolio	$10,496.1	100.0%

INVESTMENT PORTFOLIO QUALITY

The quality ratings of our fixed maturities portfolio were:

RATING	PERCENT AT SEPTEMBER 30 2006	PERCENT AT DECEMBER 31 2005
AAA	51%	47%
AA	13	12
A	23	26
BBB	11	13

Subtotal	98	98
BB and lower	1	1
Not Rated	1	1

Total	100%	100%

BELOW INVESTMENT GRADE AND OTHER SECURITIES

A security is considered below investment grade if it has a rating below BBB. Our consolidated investment portfolio included below investment grade fixed maturities with a fair value of:

•	$61.4 at September 30, 2006

•	$103.1 at December 31, 2005

At September 30, 2006, these securities represented 0.7% of our total fixed maturities at fair value. At December 31, 2005, these securities represented 1.1% of our fixed maturities at fair value. The related amortized cost of below investment grade fixed maturities at September 30, 2006 was $57.4 compared with $99.5 at December 31, 2005.

As of September 30, 2006, our below investment grade securities included gross unrealized gains of $4.1 and gross unrealized losses of $0.1. As of December 31, 2005, our below investment grade securities included gross unrealized gains of $4.5 and gross unrealized losses of $0.9.

At September 30, 2006, our investment portfolio also included:

•	$104.0 of non-publicly traded fixed maturities and marketable equity securities – representing 1.0% of our total portfolio

•	$64.7 of not-rated fixed maturities – securities not rated by a national rating service – representing 0.6% of our total portfolio

At December 31, 2005, our investment portfolio included:

•	$129.3 of non-publicly traded fixed maturities and marketable equity securities – representing 1.2% of our total portfolio

•	$85.3 of not-rated fixed maturities – representing 0.8% of our total portfolio

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

We have not engaged in the sale of investments or other assets by securitization.

Our cash flow for the nine months ended September 30, 2006 and 2005 was:

	NINE MONTHS ENDED SEPTEMBER 30
	2006	2005
Cash and Cash Equivalents – Beginning of Period	$556.3	$251.9
Net Cash Provided by (Used in):
Operating Activities	476.2	740.5
Investing Activities	202.6	(329.9)
Financing Activities	(610.6)	(319.2)

Cash and Cash Equivalents – End of Period	$624.5	$343.3

The decrease in cash provided by operating activities for the nine months ended September 30, 2006 was due to lower premiums received of $126.1, higher operating costs paid of $108.2 and higher income taxes paid of $48.6, compared with the same period in 2005.

The increase in cash provided by investing activities was a result of increased sales of fixed maturities and marketable equity securities, the sale of our Redmond, Washington office campus in the second quarter of 2006, the sale of our Portland, Oregon office in the third quarter of 2006, and the sale of our University District building complex in the third quarter of 2006.

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

Our Capital Structure – Capital resources protect our policyholders, provide us with financial strength and facilitate continued business growth. Our capital structure consists of debt and equity and was as follows:

	SEPTEMBER 30, 2006	DECEMBER 31, 2005
Total Debt	$1,274.7	$1,307.0

Equity Excluding Accumulated Other Comprehensive Income (AOCI)	3,856.8	3,767.8
AOCI	413.1	356.8

Total Shareholders’ Equity	4,269.9	4,124.6

Total Capitalization	$5,544.6	$5,431.6

Ratio of Debt to Equity	29.9%	31.7%
Ratio of Debt to Capitalization	23.0%	24.1%

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

On August 11, 2006, our board of directors increased the number of shares available for purchase under our share repurchase program to 10 million shares. We repurchase shares under Rule 10b5-1 trading plans and accelerated share repurchase programs. A 10b5-1 trading plan allows us to repurchase our shares during periods when we would normally not be active in the market because of our own internal trading windows. On August 14, 2006, we executed a Rule 10b5-1 trading plan to purchase up to $250.0 of our outstanding common stock. This trading plan expired on October 25, 2006, with shares valued at $163.7 remaining available for repurchase.

We summarize our share repurchase activity for the nine months ended September 30, 2006 and 2005 below:

Program, Completed	Number of Shares Purchased	Average Price Per Share	Total Cost
2004 Accelerated Stock Buyback Settlement	—	$—	$16.1
Accelerated Share Repurchase	2,752,300	54.50	150.3
10b5-1, November 2005	1,207,678	53.06	64.1
Other	10,662	55.17	0.6

Total 2005 Repurchases	3,970,640	$54.06	$231.1

10b5-1, April 2006	4,828,670	$51.75	$250.0
10b5-1, June 2006	3,586,300	55.75	200.0
10b5-1, expired October 2006	1,552,000	55.64	86.3
Other	477,800	53.69	25.7

Total 2006 Repurchases	10,444,770	$53.81	$562.0

On July 24, 2006, we increased our quarterly dividend to $0.30 per share. This represented a 20% increase per share over the previous quarterly dividend of $0.25 per share.

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

The bank credit facility does not require us to maintain any deposits as compensating balances. At September 30, 2006 and December 31, 2005, we had no borrowings under the bank credit facility and we were in compliance with its covenants.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements that have or are reasonably likely to have a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

CONTRACTUAL OBLIGATIONS

In addition to the short-term leases entered into in connection with the sales of our owned facilities, in May 2006, we entered into commitments to lease office space in Seattle, Washington for our corporate headquarters and Northwest regional office. We began accounting for these leases as operating leases in August 2006, the effective date of the first lease. Our minimum rental commitments for the next five years and thereafter, including cost escalation clauses, for leases in effect at September 30, 2006 are as follows:

Year Payable	Minimum Rentals
Remainder of 2006	$9.8
2007	52.7
2008	43.4
2009	41.9
2010	26.3
2011 and Thereafter	135.6

Total	$309.7

FINANCIAL STRENGTH RATINGS

Financial strength ratings provide a benchmark for comparing insurers. Higher ratings generally indicate greater financial strength and a stronger ability to pay claims.

Here are our current ratings:

	A.M. BEST	FITCH	MOODY’S	STANDARD & POOR’S
Safeco Corporation:
Senior Debt	bbb+	A-	Baa1	BBB+

Financial Strength:
P&C Insurance Subsidiaries	A	AA-	A1	A+

On September 25, 2006, Fitch affirmed our ratings and revised its outlook to positive from stable. On May 18, 2006, A.M. Best affirmed our debt ratings and the financial strength ratings of our insurance subsidiaries, keeping its view of our ratings on positive outlook. On May 31, 2006, Standard & Poor’s affirmed our debt ratings and the financial strength ratings of our insurance subsidiaries, keeping its view of our ratings on positive outlook. In June 2005, Moody’s affirmed our ratings and revised its outlook to positive from stable.

Impact of Financial Strength Ratings

Lower financial strength ratings could materially and adversely affect our company and its performance and could:

•	Increase the number of customers who terminate their policies

•	Decrease new sales

•	Increase our borrowing costs

•	Limit our access to capital

•	Restrict our ability to compete

Regulatory Considerations

In June 2006, California’s Insurance Commissioner ordered Safeco and three other insurers to public hearings to determine whether Safeco and the other named companies should be required to reduce homeowners’ rates. We have been working with the Commissioner’s office and, in the third quarter of 2006, filed to reduce homeowners’ rates by 20%.

Also in California, new auto rating regulations were recently approved. The new regulations change how insurers can calculate rates for personal auto policies by reducing the impact that geography has on insurance rates. As a result, our accuracy in establishing rates may be diminished. We have filed a revised auto class plan in California in response to these new regulations. Challenges to these California rate regulations have been filed by various organizations.

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

During the third quarter of 2006, we outsourced key activities of our human resources and payroll accounting functions. We conclude this represented a material change in internal control over financial reporting.

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

On September 26, 2006, the United States Supreme Court agreed to review the Ninth Circuit Court of Appeal’s decision in Burr v. Safeco. The underlying lawsuit, which was brought in October 2001 on behalf of a putative class of policyholders and seeks statutory damages, alleges that we willfully violated the Fair Credit Reporting Act (“FCRA”) by failing to send appropriate notices to new customers whose initial rates were higher than they would have been had the customer had a more favorable credit report. The District Court for the District of Oregon granted summary judgment for the Company, holding that FCRA’s adverse action notice requirement did not apply to the rate first charged for an initial policy of insurance. The Ninth Circuit reversed the district court, holding that the adverse action notice requirement applies to new business and that our failure to send appropriate notices constituted a willful violation of FCRA. We filed a petition for a writ of certiorari in the United States Supreme Court, which has been accepted by the Supreme Court along with a related case against another insurer.

On August 1, 2006, Emma Schwartzman, a shareholder, filed a derivative and direct complaint in federal court for the Western District of Washington, relating to the Executive Transition Services Agreement Safeco entered into with Mike McGavick. The complaint names as defendants certain current and former members of our Board of Directors and alleges the defendants breached their fiduciary duty by authorizing acts of corporate waste and ultra vires acts in the approval of that agreement. The complaint also claims that the Board caused us to make false and misleading statements about that agreement in the 2006 Proxy Statement. The complaint is in part derivative in nature and does not seek monetary damages from us. Rather, it asks that the director defendants correct the statements made in the 2006 Proxy Statement. We may be required, throughout the pendency of this action, to advance payment of legal fees and costs incurred by the director defendants. We and the director defendants intend to vigorously defend against these allegations, and will seek to have the complaint dismissed.

On July 19, 2005, we received a shareholder demand letter asserting that our directors and certain former officers of Talbot Financial Corporation (Talbot) breached their duties owed to Safeco in connection with the sale of Talbot in July 2004. The letter demanded that we commence an action against the directors who approved the transaction and against the officers involved in the transaction. We formed a board committee comprised of directors not involved in the sale to review the matter. Following an investigation, the committee determined that the actions called for in the letter should not be undertaken. The shareholder, Nicholas Goldware, trustee of the Goldware Family Trust, subsequently filed a derivative complaint in King County Superior Court on March 14, 2006. The complaint names as defendants certain current and former members of our board of directors, unnamed members of the board of directors of our subsidiary, General America Corporation, and the Talbot officers. The complaint alleges the defendants breached fiduciary duties, that the Talbot officers were unjustly enriched, and that the director defendants participated in and facilitated a breach of fiduciary duties by the Talbot officers. The complaint is derivative in nature and does not seek monetary damages from us. However, we may be required, throughout the pendency of this action, to advance payment of legal fees and costs incurred by the defendants. A motion to dismiss was filed by Safeco and the director defendants on June 21, 2006.

In July 2004, the Roman Catholic Archdiocese of Portland filed for bankruptcy protection in the U.S. Bankruptcy Court for the District of Oregon. In connection with this bankruptcy, the Archdiocese has listed insurance policies allegedly issued by our insurance subsidiaries as assets in such bankruptcy, and has filed a lawsuit alleging that our insurance subsidiaries wrongfully denied coverage for claims alleging sexual misconduct by the Archdiocese. We are in the process of finalizing an agreed-upon resolution of this lawsuit and the resolution remains subject to finalization and bankruptcy court approval.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1-31	—	$—	—	1,107,230
August 1-31	1,450,000	$55.54	1,450,000	8,550,000
September 1-30	102,000	$57.08	102,000	8,448,000

Total	1,552,000	$55.64	1,552,000

(1)	On August 11, 2006, the board of directors increased our share repurchase authorization to 10 million shares, including shares that remain available for repurchase under previously approved programs. On August 14, 2006, we executed a Rule 10b5-1 trading plan to purchase up to $250.0 of our outstanding common stock. This plan expired on October 25, 2006, with shares valued at $163.7 remaining available for repurchase.

ITEM 6 – EXHIBITS

10.1	Purchase and Sale Agreement between General America Corporation, General Insurance Company of America and Safeco Insurance Company of America, collectively as Seller and the Board of Regents of the University of Washington, an agency of the State of Washington, as Purchaser, with respect to University District Properties, Seattle, Washington, dated August 28, 2006.

10.2	Lease between the Board of Regents of the University of Washington, as Landlord, and Safeco Insurance Company of America, as Tenant, dated September 27, 2006.

31.1	Certification of Chief Executive Officer of Safeco Corporation dated October 31, 2006, in accordance with Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer of Safeco Corporation dated October 31, 2006, in accordance with Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer of Safeco Corporation dated October 31, 2006, in accordance with 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of Safeco Corporation, dated October 31, 2006, in accordance with 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Safeco Corporation and Subsidiaries

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on October 31, 2006.

Safeco Corporation
Registrant

/s/ Ross J. Kari
Ross J. Kari Executive Vice President and Chief Financial Officer

Safeco Corporation
Registrant

/s/ Charles F. Horne, Jr.
Charles F. Horne, Jr. Senior Vice President and Controller