Form 10-K
period 2006-12-31
SAFECO CORP
filed 2007-02-23
CIK 86104

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended December 31, 2006

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from to

Commission File Number 1-6563

Safeco Corporation

State of Incorporation: Washington

I.R.S. Employer I.D. No.: 91-0742146

Address of Principal Executive Offices: Safeco Plaza, Seattle, Washington 98185

Telephone: 206-545-5000

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, no par value	New York Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act: None

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐    NO  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2006, was $6,400,000,000.

105,567,542 Shares of Common Stock were outstanding at February 16, 2007.

Documents Incorporated by Reference: Portions of the registrant’s definitive Proxy Statement for the 2007 annual shareholders meeting are incorporated by reference into Part III.

Safeco Corporation and Subsidiaries

Index to Financial Statements, Schedules and Exhibits

Part I

(Dollar amounts in millions except for ratios, per-claim data and per-share data unless noted otherwise)

Item 1:	OUR BUSINESS

We are a Washington State corporation with headquarters in Seattle. We had 7,208 employees at February 16, 2007. We’ve been in business since 1923 serving the insurance needs of drivers, home owners and small- and mid-sized businesses. We also are a top-tier surety carrier. Our business helps people protect what they value and deal with the unexpected.

As a customer-focused property and casualty (P&C) company, we are intent on offering a competitive mix of insurance products and fulfilling our promise of indemnity when a loss occurs. In recent years, we’ve extended our market reach by expanding the number of price segments for our products and our geographic presence. We sell our insurance products principally through independent agents.

In 2006, we delivered underwriting profits in all our major lines of business as a result from our disciplined approach to risk selection. We also rolled out additional products and self-service capabilities on Safeco Now ® – our automated, Web-based sales-and-service platform. From auto and homeowners policies to businessowner policies and commercial multi-peril insurance, our agents and brokers can quote and issue a suite of Safeco products through a single interface. Consumers also can purchase an auto policy online on Safeco.com.

Our Vision, Strategy and Goals

Our vision is to be the indispensable choice for customers and agents through excellence in the solutions we provide, the ease of doing business with us and the competitiveness of our products. We aim to achieve industry-leading profitable growth, build a sustainable competitive advantage, and create long-term shareholder value.

Our strategy centers on developing long-term customers through customer-centric insurance solutions. We focus on the personal and commercial insurance products purchased by the vast majority of U.S. consumers. We continually work to refine our pricing models and accurately match rate to risk for each customer segment.

We deliver the majority of our products over our Safeco Now automated platform, which gives our agents a single point of entry to sell our core P&C products and select surety bonds in a matter of minutes. Most of our pricing, underwriting and servicing processes are presented through this platform.

We motivate our agents by giving them more to sell (multiple lines of personal and commercial insurance), making it easier for them to sell (through technology and other ease-of-business tools) and by helping them make more money selling our products (through increased operational efficiencies and competitive compensation programs). We also sell directly on the Internet through our same, easy-to-use Web-based platform.

In 2007, we will focus our work in the following areas:

•	We will perform for our owners by growing our policies-in-force at a rate greater than the industry average, without sacrificing our profitability.

•	We will build continuous improvement as a mindset, improving our business processes to deliver higher quality services for our customers and agent partners at a lower cost.

•	We will make the customer the prism through which we will build differentiated products, and we will satisfy a diverse public whose expectations of excellence continue to rise.

•	We will build tools for the future by developing our agents and employees, and investing in technology and research.

We measure our success by tracking our operating and financial performance according to the following indicators:

•	Combined ratio

•	Earnings per share

•	Return on equity

•	Revenue, premium and policy growth

In addition, we track our operating performance with various productivity and efficiency measures. We report periodically on a subset of productivity measures, such as policies-in-force per full-time equivalent employee (PIF per FTE).

The following table shows the trends in these key measures:

YEAR ENDED DECEMBER 31,	2006	2005	2004
Combined Ratio	87.3%	91.1%	91.5%
Net Income per Diluted Share	$7.51	$5.43	$4.16
Net Return on Equity	21.9%	17.2%	12.6%
Total Revenues	$6,289.9	$6,350.9	$6,194.5
PIF per FTE	558	484	486

Our Products

Our revenues come primarily from the premiums we earn on the insurance policies we write in our four business segments and the income we earn from our investment of premium dollars.

Our four business segments include:

•	Safeco Personal Insurance – offers auto, homeowners and other property and specialty insurance products for individuals

•

Safeco Business Insurance – offers businessowner policies, commercial auto, commercial multi-peril, workers compensation, commercial property and general liability policies for small- and mid-sized businesses

•	Surety – offers bonds that provide payment and performance guarantees primarily for construction businesses and corporations

•	P&C Other – includes assumed reinsurance and large-commercial business accounts in runoff, asbestos and environmental results and other business and programs we have exited

The table below shows net earned premiums, which is equivalent to our premium revenues. We use “net” because some of our premiums are ceded to reinsurers.

Net earned premiums for our business segments were as follows:

YEAR ENDED DECEMBER 31,	2006		2005		2004
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Safeco Personal Insurance	$3,727.6	66.5%	$3,831.8	66.0%	$3,639.4	65.8%
Safeco Business Insurance	1,509.6	26.9	1,555.4	26.8	1,515.8	27.4
Surety	297.5	5.3	260.9	4.5	203.0	3.7
P&C Other	73.6	1.3	157.3	2.7	170.9	3.1

Total	$5,608.3	100.0%	$5,805.4	100.0%	$5,529.1	100.0%

We sell our insurance products in all 50 states in the United States. Our top 10 states, measured by net earned premiums, were as follows:

YEAR ENDED DECEMBER 31,	2006		2005		2004
	Amount	% of Total	Amount	% of Total	Amount	% of Total
California	$947.3	16.9%	$952.7	16.4%	$940.3	17.0%
Washington	623.0	11.1	646.2	11.2	647.4	11.7
Texas	545.1	9.7	587.5	10.1	577.1	10.4
Florida	294.7	5.3	304.6	5.3	248.7	4.5
Oregon	283.0	5.0	292.1	5.0	282.9	5.1
Missouri	214.8	3.8	220.5	3.8	209.1	3.8
Connecticut	204.1	3.6	232.1	4.0	231.3	4.2
Illinois	202.5	3.6	219.6	3.8	214.0	3.9
New York	139.3	2.5	146.2	2.5	127.7	2.3
Georgia	130.0	2.3	134.8	2.3	112.8	2.1

Total 10 Largest States	3,583.8	63.8	3,736.3	64.4	3,591.3	65.0
All others	2,024.5	36.2	2,069.1	35.6	1,937.8	35.0

Total	$5,608.3	100.0%	$5,805.4	100.0%	$5,529.1	100.0%

SAFECO PERSONAL INSURANCE

Net earned premiums for Safeco Personal Insurance by reportable segment were as follows:

YEAR ENDED DECEMBER 31,	2006	2005	2004
Auto	$2,713.2	$2,820.4	$2,628.6
Property	909.0	913.3	920.6
Specialty	105.4	98.1	90.2

Total	$3,727.6	$3,831.8	$3,639.4

Auto – We provide coverage for our customers’ liability to others for both bodily injury and property damage, for injuries sustained by our customers, and for physical damage to our customers’ vehicles from collision and other hazards.

Our tiered auto product, available in 43 of the 44 states where we write auto business, uses multivariate modeling to match rates to the risks we are willing to insure. This statistical modeling allows us to quote a broader spectrum of customers and has reduced volatility in our underwriting profits over time. Safeco Now – our automated underwriting platform – allows agents and consumers to quote and sell or purchase policies faster, enabling us to streamline the sales process (see further discussion on page 9). Safeco Now also streamlines the service process for agents and customers. Our agents can now efficiently handle most auto policy changes and endorsements online. These endorsements include vehicle additions and deletions, vehicle replacements or updates and coverage and deductible changes. This automation also has facilitated the comparison of our products online and within software packages that offer the agent and the consumer the ability to compare quotes.

In 2006, we launched our Safeco Optimum Package™, which policyholders can purchase as an endorsement to their personal auto policy. With the package, customers can make more coverage choices, be rewarded for good driving and receive extra protection for emergencies and theft.

Property – We provide homeowners, dwelling fire, earthquake and inland marine coverage for individuals through our property business. Our property coverages protect homes, condominiums and rental property contents against losses from a wide variety of hazards. We also protect individuals from liability for accidents that occur on their property.

We target new property insurance business by offering competitive pricing on policies while carefully managing our exposure to catastrophic events such as hurricanes, earthquakes and wildfires. As in our other lines of business, we look for growth in property insurance that meets our profitability targets.

We employ our tiered pricing structure for homeowners insurance in 42 of the 43 states where we write property business. Like auto, our tiered homeowners product allows us to match rates to the risks we insure, and our agents can quote and issue our property products over the online Safeco Now platform. Through our Optimum Package, we are introducing new coverage choices that will enable our customers to better customize their coverage to their specific needs. Our dwelling fire product insures dwellings and personal property against covered losses such as fire, wind, explosion, smoke and vandalism.

Specialty – We offer umbrella, motorcycle, recreational vehicle and boat owners insurance coverage for individuals. These specialty products round out our personal lines portfolio so we can provide products to meet the majority of our policyholders’ personal insurance needs. Our umbrella product provides cross-sell opportunities with auto, featuring automated links on Safeco Now that activate personal umbrella quotes.

SAFECO BUSINESS INSURANCE

Net earned premiums for Safeco Business Insurance by reportable segment were as follows:

YEAR ENDED DECEMBER 31,	2006	2005	2004
SBI Regular	$1,245.4	$1,272.2	$1,224.7
SBI Special Accounts Facility	264.2	283.2	291.1

Total	$1,509.6	$1,555.4	$1,515.8

SBI Regular – We offer a variety of commercial insurance products designed for small- and mid-sized businesses (customers who pay annual premiums of $200,000 or less). Our principal business insurance products include businessowner policies (BOP), commercial auto, commercial multi-peril, workers compensation, commercial property and general liability insurance.

We sell small-business insurance primarily through independent agents and brokers in the United States. Many companies write small-business insurance, each with a small share of the market. Given the increasing number of small businesses in the United States and the lack of a dominant market leader, we see growth potential in this segment and intend to invest toward this outcome.

Our BOP, commercial auto and workers compensation products are available to our agents on Safeco Now. Also available is commercial multi-peril insurance for more than 800 classes of small- to mid-sized businesses. In all 50 states where we write commercial business, independent agents and brokers can go online using Safeco Now and quote a commercial multi-peril policy with the same ease as writing a BOP. In 2006, we enhanced our Safeco Now platform with our policy-change tool, which includes self-serve policy change functionality and overall efficiency improvements.

SBI Special Accounts Facility – We write policies covering large-commercial accounts (customers who pay annual premiums of more than $200,000) for our key agents and brokers who sell our small- to mid-sized commercial products. We also write three specialty commercial programs – agents’ errors and omissions insurance, property and liability insurance for mini-storage and warehouse properties, and professional and general liability insurance for non-profit social service organizations.

SURETY

We provide surety bonds for construction, performance and legal matters that include appeals, probate and bankruptcies. Our business relies principally on the increasing needs of long-term customers.

P&C OTHER

This segment includes assumed reinsurance, large-commercial business accounts and commercial specialty programs in runoff, asbestos and environmental results and other business and programs we have exited, including Safeco Financial Institution Solutions (SFIS), which we sold in April 2006.

CORPORATE

In our Corporate segment, we include:

•	Interest expense we pay on our debt

•	Miscellaneous corporate investment and other activities, including real estate holdings, contributions to the Safeco Insurance Foundation and transactions and losses on debt repurchases

•	Our intercompany eliminations

Additional financial information on our segments can be found in the Our P&C Operating Results section on page 49 and Our Corporate Results section on page 67 of our Management’s Discussion and Analysis (MD&A) beginning on page 25 as well as Note 18 to our Consolidated Financial Statements.

Our Competition and Distribution

We operate in a highly competitive environment for the sale of property and casualty insurance. We compete with thousands of domestic and foreign insurance companies for placement with quality independent agents and brokers. Factors that influence the carrier-distributor relationships include:

•	Availability of capacity and coverage terms

•	Ease of doing business

•	Product price

•	Customer service

•	Claims handling

•	Compensation structure

•	Financial strength and ratings

•	Marketing expertise and support

•	Reputation

•	Brand recognition

Since 2004, we have brought together our major auto, property, specialty and small- to mid-sized commercial products on our online Safeco Now sales-and-service platform. This agent workplace is Web-based and features a single point of entry for 17 Safeco personal and commercial products, including certain surety bonds. Safeco Now allows agents and brokers to quote and sell these products in minutes and provides them with seamless cross-sell opportunities.

Safeco Now is easy for our agents and brokers to use relative to manual underwriting, drives operating efficiencies in their offices, and gives us a competitive advantage over small regional carriers that have not made (or cannot afford) such investments in technology and larger carriers whose tools may not be as advanced.

In 2006, we increased our points of distribution by approximately 1,200 new appointments from personal lines agents and approximately 600 new appointments from commercial lines agents. We redesigned our agent compensation package for 2007 to include:

•	Auto – a bonus plan to reward our agents who have more than 350 personal auto policies-in-force (PIF) with us and provide those agents with options for their compensation arrangements

•

Property – an increase on new monoline homeowners commission from 10% to 15%. This change also increases the renewal commission on monoline homes originally written between February 2002 and September 2006 from 10% to 15%. Commission on our new dwelling fire business decreased from 20% to 15%.

We also compete in the marketplace for the business of the retail consumer. There, the same issues regarding coverage, ease, price, service, claims handling, financial strength and reputation are all factors. In the retail market, not only do we compete against other insurance carriers that are represented by independent agents, but also carriers with captive agents and carriers that write directly without agents. Several competing carriers have brands that are more commonly known and spend significantly more on advertising than we do. Because we do not support our brand through advertising, we are reliant on our ability to:

•	Manage our costs to remain competitive

•	Provide coverage and service that are attractive

•	Maintain positive relationships with our agents

•	Invest in innovation in our products and services

Customer Care and Claims Administration

CUSTOMER CARE

Customer care refers to all service-related issues that arise among the insured, agent and carrier. Issues generally revolve around policy administration. In 2007, we will consolidate the number of facilities where we respond to agent and customer calls from five to four while simultaneously implementing various productivity measures.

When it comes to customer care support, our agents and brokers value choice. If agents prefer to handle service transactions on their own, we offer on-demand training solutions – live, online virtual classrooms, recorded sessions, and robust user-assistance tools imbedded in our systems and applications to maximize their efficiency. This enables our agents and brokers to easily learn how to place new business, service existing business and check the status of bills and claims. We also offer phone support and expert troubleshooting via our Customer Care professionals if our agents need help placing or renewing business with Safeco.

If agents prefer not to handle their own service, we offer a “for fee” service option. This service, known as Gold Service™, has licensed Safeco Customer Care professionals handle all service-related issues for the agents directly with the policyholder for the agent. In turn, this allows agents to focus on growing their books of business while Safeco Customer Care professionals focus on providing a consistent and high-value service experience.

CLAIMS ADMINISTRATION

Our most visible product is the quality service and support we provide when a customer experiences a loss and files a claim, whether it’s a fender-bender or the loss of a home.

We have a team of more than 2,400 claims professionals across the country in 19 regional offices. They handled approximately 97% of our claims in 2006, the remainder was handled by independent adjusters.

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

Our claims processing practices combine the efficiency of centralized claims handling and customer care centers with the flexibility of field representatives. Our client service system supports a paperless claims environment, so our field representatives are not restricted to a specific physical location. We have specialized claims-handling functions to address complex claims such as surety, workers compensation, asbestos, environmental and construction defects.

Customers can receive prompt repair estimates and claim checks in hand when their cars are damaged but drivable by visiting one of our drive-in claims centers, or our new Safeco OneStop™ repair facilities. At Safeco OneStop repair facilities, customers simply drop off their drivable car, and the estimate, rental car and repair are taken care of at one convenient location. Because our claims professionals are on-site repair experts who are available from start to finish, we’re able to get cars back to customers two days sooner, on average. We launched Safeco OneStop facilities in 14 cities in 2006 and plan further expansion in 2007.

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

We establish IBNR reserves at the end of every reporting period to estimate the amount we will have to pay for:

•	Losses that have occurred, but have not yet been reported to us

•	Losses that have been reported to us that may ultimately be paid out differently than expected in our case-basis reserves

•	Losses that have been paid and closed, but may reopen and require future payment

•	Expenses related to resolving and settling these losses

We use actuarial methods combined with judgment to estimate IBNR reserves.

Additional information about loss and LAE reserves can be found in the Loss and Loss Adjustment Expense Reserves section of our MD&A on page 29.

Reinsurance

Our policyholders buy insurance from us to reduce the financial impact of the losses they may suffer. In turn, we purchase reinsurance to limit the financial impact of policyholder losses and our exposure to catastrophic events.

We purchase reinsurance from several providers and are not dependent upon any single reinsurer. When we select reinsurers, we have requirements on minimum financial strength ratings, surplus level and the number of years a company has acted as a reinsurer. Reinsurance does not eliminate our liability to our policyholders, and we remain primarily liable to policyholders for the risks we insure.

We purchase reinsurance primarily to cover:

•	Property catastrophes

•	Workers compensation

•	Commercial property

•	Commercial umbrella

•	Surety

Additional information about reinsurance can be found in the Reinsurance section of our MD&A on page 64.

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

•

Insurance premium rates and policy forms – All states prohibit insurance premiums from being excessive, inadequate or unfairly discriminatory. Most states require that we file price schedules, policy forms and supporting information for review by the insurance department. The filing and approval process can affect our ability to adjust pricing in a timely manner, and states may deny proposed price changes altogether.

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

•

Guaranty funds and other non-voluntary participations – Some states require that we contribute to state guaranty funds to cover policyholder losses resulting from the impairment or insolvency of other insurers. As a condition of writing policies in certain states, we also are required to participate in assigned risk plans, reinsurance facilities and joint underwriting associations that provide insurance to individuals or entities who otherwise would be unable to purchase such coverage.

•

Market conduct and financial examination – State laws govern and state insurance departments periodically examine our financial condition and many aspects of our conduct in the market. They also require that we file financial and other reports on an annual and quarterly basis.

STATUTORY ACCOUNTING – The accounting standards required by the state regulatory authorities are called statutory accounting principles, or SAP. These principles differ in some respects from U.S. generally accepted accounting principles (GAAP). For example, in reporting loss and LAE reserves on our Consolidated Balance Sheets:

•	SAP requires us to reduce our loss and LAE reserves for reinsurance recoverables

•	GAAP requires us to report our loss and LAE reserves without reduction for our reinsurance recoverables, which are reported separately as an asset

As a result, our loss and LAE reserves at December 31, 2006, were:

•	$4,737.1 in our annual financial statements filed with state regulatory authorities, in accordance with SAP, net of reinsurance

•	$5,171.4 in our Consolidated GAAP Financial Statements

More information about state regulation can be found in the Legal and Regulatory Considerations section of our MD&A on page 79. More information about our loss and LAE reserves can be found in Note 5 to our Consolidated Financial Statements. More information about our reinsurance recoverables can be found in Note 6 to our Consolidated Financial Statements.

EXECUTIVE OFFICERS OF THE REGISTRANT

Here are our executive officers as of February 16, 2007. No family relationships exist among our executive officers.

Officer Name	Age	Positions with Safeco and Business Experience
Paula Rosput Reynolds	50	President and Chief Executive Officer, Safeco Corporation, since January 2006. Before joining Safeco, Ms. Reynolds was employed at AGL Resources, an Atlanta-based energy services holding company, where she served as Chairman (beginning in 2002) and President and Chief Executive Officer from 2000 to 2005. Ms. Reynolds spent her prior career in the energy industry prior to AGL, serving as President of Atlanta Gas Light Company and President and Chief Executive Officer of Duke Energy North America of Houston. In addition to serving on Safeco’s board of directors, Ms. Reynolds serves as a director for Coca-Cola Enterprises and Delta Air Lines.

Ross J. Kari	48	Executive Vice President, Chief Financial Officer and Principal Accounting Officer, Safeco Corporation, since June 2006. Before joining Safeco, Mr. Kari was the Chief Operating Officer and Chief Financial Officer for Federal Home Loan Bank of San Francisco from 2002 to May 2006 and Chief Financial Officer for My CFO from 2001 to 2002.

Arthur Chong	53	Executive Vice President and Chief Legal Officer, Safeco Corporation, since November 2005. Prior to joining Safeco, Mr. Chong served as Deputy General Counsel of McKesson Corporation, a healthcare services company, from 1999 to October 2005.

Teresa J. Dalenta	42	Senior Vice President of Claims and Customer Care, Safeco Corporation, since July 2006. Senior Vice President, Business Process Improvement and Chief Risk Officer, Safeco Corporation, February 2006 to July 2006. Senior Vice President, Finance, Risk and Investments, Safeco Corporation, November 2004 to February 2006. Vice President, Corporate Actuarial and Risk Management, Safeco Corporation, from March 2002 to November 2004. Before joining Safeco, Ms. Dalenta was at Travelers Insurance Companies, where she was Senior Vice President, Personal Automobile Product Management and Actuarial, from 1999 to March 2002.

Michael H. Hughes	52	Executive Vice President, Insurance Operations, Safeco Corporation, since July 2006 and Senior Vice President, Safeco Business Insurance, Safeco Corporation, since April 2002. Prior to joining Safeco, Mr. Hughes spent more than 20 years in commercial underwriting at The Hartford Financial Services, most recently acting as Executive Vice President, Affinity Personal Lines from 1996 to 2002.

William W. Jenks	55	Chief Information Officer, Safeco Corporation, since April 2006. Before joining Safeco, Mr. Jenks was Executive Vice President and Chief Information Officer, Worldwide Operations for Publicis Groupe, an advertising and media services conglomerate, from December 2001 to March 2006.

Allie R. Mysliwy	52	Executive Vice President, Chief Business Services Officer, Safeco Corporation, since February 2006. Executive Vice President, Human Resources and Operations, Safeco Corporation, November 2004 to February 2006. Mr. Mysliwy has been a Human Resources officer with Safeco since 1994, and served as Senior Vice President, Human Resources, from July 2001 to November 2004.

EXECUTIVE OFFICERS OF THE REGISTRANT (cont.)

Officer Name	Age	Positions with Safeco and Business Experience
Kris L. Hill	40	Vice President and Controller, Safeco Corporation, since November 2006. Assistant Vice President and Assistant Controller, Safeco Corporation, from December 2002 to November 2006. Before joining Safeco, Ms. Hill was Vice President of Finance at Northstar Communications Group, Inc., from February 1998 to December 2002.

Internet Web Site

We make our periodic and current financial reports and related amendments available on our Web site at www.safeco.com/ir at the same time as they are electronically filed with the Securities and Exchange Commission (SEC). The information found on our Web site is not part of this or any other report we file with or furnish to the SEC.

We submitted the certification of our Chief Executive Officer required by Section 303A.12(a) of the New York Exchange (NYSE) List Company Manual, relating to our compliance with the NYSE’s corporate governance listing standards, to the NYSE with no qualifications. The Company has filed the Chief Executive Officer and Chief Financial Officer certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 required to be filed with the Securities and Exchange Commission.

Item 1A:	RISK FACTORS

The following list describes the most significant risks facing our company:

•

Our ability to respond to the competitive initiatives of other property and casualty insurers could affect our growth and pressure our pricing – We compete within the property and casualty insurance industry not only for personal and commercial insurance customers, but also for agents and brokers, particularly within our personal auto and small-business segments. We compete most notably on types of product, price, quality and depth of coverage, customer service, claims handling, and in the case of agents and brokers, compensation. On a national basis, many of our competitors have stronger brand recognition and access to greater financial resources than we do.

Competition for customers and agents has led to increased marketing and advertising by our competitors, varied agent compensation structures, as well as the introduction of new insurance products and aggressive pricing. If we cannot effectively respond to increased competition for the business of our current and prospective customers, we may not be able to grow our business or we may lose market share. In addition, if we fail to maintain our discipline in pricing and underwriting in the face of this competition, our underwriting profits may be adversely affected.

•

Our underwriting results are dependent on our ability to match rate to risk. If our pricing models fail to price risks accurately, our profitability may be adversely affected – The profitability of our business substantially depends on the extent to which our actual claims experience is consistent with the assumptions we use in pricing our policies. We use automated underwriting tools for many of our products, as well as tiered pricing structures to match our premium rates to the risks we insure. As we expand our appetite into different markets and products, we will write more policies in markets and geographical areas where we have less data specific to these new markets, and accordingly may be more susceptible to error in our models or claims adjustment.

If we fail to appropriately price the risks we insure, change our pricing model to reflect our current experience, or our claims experience is more frequent or severe than our underlying risk assumptions, our profit margins could be negatively affected. To the extent we have overpriced risks, it could further impact new-business growth and retention of existing business.

•

Our financial results may be adversely affected by the cyclical nature of the property and casualty business in which we participate – The property and casualty insurance market is traditionally cyclical, experiencing periods characterized by relatively high levels of price competition, less restrictive underwriting standards and relatively low premium rates, followed by periods of relatively low levels of competition, more selective underwriting standards and relatively high premium rates. We are currently operating in a period characterized by significant price competition. While both types of periods pose challenges to us, if we were to relax our underwriting standards or pricing in response to the competitive market, a period of increased claims activity could adversely affect our financial condition and results of operations.

•

Increased claims activity resulting from catastrophic events, whether natural or man-made, may result in significant losses – We experience increased claims activity when catastrophic events affect areas where our policyholders live or do business. Catastrophes can be caused by natural events, such as hurricanes, tornadoes, wildfires, earthquakes, snow, hail and windstorms, or other factors, such as terrorism, riots, hazardous material releases or utility outages.

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

•

We may not be able to manage expenses effectively, which could adversely affect our profitability and our ability to compete in the property and casualty insurance markets – Expense reductions are important to maintaining and increasing our growth and profitability. If we are unable to execute effectively on our process improvement and outsourcing efforts to realize expense efficiencies, it could affect our ability to establish competitive pricing and could have a negative effect on our new-business growth and retention of existing policyholders.

•

We may not be able to attract and retain distributors for our products effectively, or our distributors may be unable to sell our policies, which may adversely affect our market share and our business – We rely principally on independent agents and brokers to sell our insurance policies. The number of traditional independent agency distributors has decreased due to consolidation from mergers and acquisitions, and independent distributors have increasing leverage with insurers seeking their business. Many insurers offer products similar to ours. In choosing an insurance carrier, an agent may consider ease-of-doing business, reputation, price of product, customer service, claims handling and the insurer’s compensation structure. We may be unable to compete with insurers that adopt more aggressive pricing policies or compensation structures; insurers that offer a broader array of products, or that offer policies similar to ours at lower prices or as part of a package of products; and those insurers that have extensive promotional and advertising campaigns.

Because we depend principally on our independent agents and brokers to make the ultimate sale to our policyholders, we also face competition from insurers that employ other distribution methods through captive agents or direct sales, including the Internet. While we are supplementing our distribution channel, we must continue to maintain an independent distribution network. If we are unable to maintain a strong network of independent agents and brokers, or our agents and brokers are unable to compete effectively with other distribution models, it will adversely affect our ability to write new business and retain existing policyholders, which may have a negative impact on our results of operations and prospects.

•

We may not be able to differentiate our products or become among the lowest cost providers – The increased transparency that arises from the use of comparative rater software could work to our disadvantage. Comparative rating software, which already is widely used in Personal Auto and Homeowners, offers competitors the opportunity to model the premiums we charge over the spectrum of personal insurance policies we sell, and in the future comparative rating may become available in Commercial Lines as well. Increased knowledge of our rating structure may allow some competitors to mimic our pricing, thereby reducing our advantage.

•

If we are unable to maintain the availability of our systems and safeguard the security of our data, our ability to conduct our business may be compromised and our reputation may be harmed – We use computer systems, including our Safeco Now automated underwriting platform, to store, retrieve, evaluate and utilize customer and company data and information. Our information technology and telecommunications systems, in turn, interface with and rely upon third-party systems. Our business is highly dependent on our ability, and the ability of our employees, agents and brokers, to access these systems to perform necessary business functions, such as providing new-business quotes, processing new and renewal business, making changes to existing policies, filing and paying claims, and providing customer support. Systems failures or outages and our ability to recover from these failures and outages, as well as have people to run them, could compromise our ability to perform these functions on a timely basis, which could hurt our business and our relationships with our agents and policyholders.

A breach of security with respect to our systems or those of our third-party vendors providing outsourced services could also jeopardize the confidentiality of our policyholders’ personal data, which could harm our reputation and expose us to possible liability. We rely on encryption and authentication technology licensed from third parties to provide security and authentication capabilities, but there can be no guarantee that advances in computer capabilities, new computer viruses, programming or human errors, or other events or developments would not result in a breach of our security measures, misappropriation of our proprietary information or an interruption of our business operations.

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

•

Emerging claim and coverage issues could negatively impact our business – As industry practices and legal, judicial, social and other conditions outside of our control change, unexpected and unintended issues related to claims and coverage may emerge. These issues may adversely affect our business by extending coverage beyond our underwriting intent or increasing the type, number or size of claims. Such emerging claims and coverage issues include: (i) increases in the number and size of claims relating to construction defects that can present complex coverage and damage valuation questions; (ii) evolving theories of liability and judicial decisions expanding the interpretation of our policy provisions thereby increasing the amount of damages for which we are liable; and (iii) a growing trend of plaintiffs targeting property and casualty insurers in purported class action litigation relating to claim handling and other practices. The effects of these and other related, unforeseen emerging issues are extremely hard to predict and could harm our business and adversely affect our operating results and financial condition.

•

Prohibition on the use of customer credit or other related information in connection with pricing and underwriting could impact our competitiveness – Within the limits of state and federal regulations, our personal lines underwriting models use customer credit information to price policies. Certain groups and regulators have asserted that the use of credit may have a discriminatory impact and are calling for the prohibition or restriction on the use of credit in underwriting and pricing. Elimination of the use of this information for underwriting purposes could have an adverse affect on our profitability.

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

Because the laws and regulations under which we operate are administered and enforced by a diverse group of governmental authorities, there is always the risk that compliance with one regulator’s interpretation of a matter may conflict with another authority’s interpretation of the same issue. In addition, there is a risk that a regulator’s interpretation of an issue will change over time to our detriment. While the U.S. federal government does not directly regulate the insurance industry, federal legislation and administrative policies can affect us, and Congress and various federal agencies periodically discuss proposals that would provide for a federal charter for insurance companies. We cannot predict whether any such laws will be enacted or what effect they would have on our business. For an overview of regulations affecting Safeco, see the Regulation section on page 12.

Changes in the overall legal and regulatory environment also may expand our liability in connection with existing policies or require us to reassess the actions we need to take to comply with evolving perceptions of law. We believe we are in substantial compliance with applicable laws, rules and regulations; however, they are subject to regular modification and change. There can be no assurance that changes will not be made to current laws, rules and regulations, or that any other laws, rules or regulations will not be adopted in the future that could adversely affect our business and financial condition.

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

If we are not able to obtain or maintain reinsurance in amounts we consider appropriate for our business, or if the cost of obtaining such reinsurance increases materially, we may choose to retain a larger portion of the potential loss associated with our policies. If we are unable to collect reinsurance proceeds because a reinsurer is unable or unwilling to pay, we may incur greater losses. If we are unable to mitigate our exposure to large losses through reinsurance for any reason, our financial condition could be adversely affected in the event of a significant catastrophe.

•

Judicial decisions affecting the interpretation of insurance policy provisions and coverage, together with changing theories of liability, may cause us to incur increased losses and damages – We are involved in numerous threatened or filed legal actions in the ordinary course of our operations. As a liability insurer, our involvement in legal actions typically relates to our defense of third-party claims brought against our policyholders, or our principals in the case of surety bonds. We also are commonly a defendant in policy coverage claims brought against us. For a description of our current legal proceedings, see Legal Proceedings on page 20.

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

•

Inflationary pressures on medical care costs, auto parts and repair, construction costs and other economic factors may increase the amount we pay for claims and negatively affect our underwriting results – Rising medical costs require us to make higher payouts in connection with bodily injury claims under our policies. Likewise, increases in costs for auto parts and repair services, construction costs and other commodities result in higher loss costs for property damage claims. Thus, inflationary pressures could increase the cost of claims. These inflationary pressures may require us to increase our reserves. If we are unable to adjust pricing for our products to account for cost increases or find other offsetting supply chain and business efficiencies, it may negatively impact our underwriting profit and financial results.

•

Our investment portfolio includes fixed-income and marketable equity securities, and fluctuations in the fixed-income or equity markets could adversely affect the valuation of our investment portfolio, our net investment income and our overall profitability – Our investment portfolio is subject to market risks, primarily risks associated with changes in interest rates, as well as deterioration in the credit of companies in which we have invested. When interest rates rise, the value of our investment portfolio may decline due to decreases in the fair value of our fixed-income securities that comprise a substantial majority of our investment portfolio. In a declining interest-rate environment, prepayments and redemptions affecting our securities may increase as issuers seek to refinance at lower rates. Such a decline in market rates could reduce our investment income as new funds are invested at lower yields.

Our general intent with respect to all of our fixed maturity investments is to hold them to maturity, including investments that have declined in value. This intent can change, however, due to financial market fluctuations, changes in our investment strategy or changes in our evaluation of the issuer’s financial condition and prospects. Investment returns are an important part of our overall profitability, and fluctuations in the fixed-income or equity markets could negatively affect the timing and amount of our net investment income and cause our financial condition to fluctuate.

•

Our business operations depend on our ability to appropriately execute and administer our policies and claims – Our primary business is writing and servicing property and casualty insurance policies for individuals, families and small- to mid-sized commercial businesses. Because we deal with large numbers of similar policies, any problems or discrepancies that arise in our pricing, underwriting, billing, processing, claims handling or other practices, whether as a result of employee or outsourced vendor error or technological problems, could have negative repercussions on our financial results and our reputation if such problems or discrepancies are replicated through multiple policies or claims.

Item 1B:	UNRESOLVED STAFF COMMENTS

We have no written comments from the SEC staff regarding our periodic or current reports that are unresolved as of the date of this filing.

Item 2:	PROPERTIES

Our current headquarters is in the University District of Seattle, Washington, where we occupy 510,000 square feet of leased space, which does not include 249,000 square feet of garage and surface parking space.

In 2006, we sold our office complexes in both Redmond, Washington and the University District of Seattle, Washington. We will re-establish our corporate headquarters in 486,000 square feet of leased space in downtown Seattle, Washington in 2007. We also completed the sale of our offices in Portland, Oregon; Pleasant Hill, California and Spokane, Washington.

We own a 66,000 square feet data center in Redmond, Washington and in Westminster, Colorado we own, within 30,000 square feet, our second data center. We also occupy 2.8 million square feet of leased space throughout the United States, of which we sublease 106,000 square feet to third parties.

Our leased and owned space totals 2.9 million square feet.

Item 3:	LEGAL PROCEEDINGS

Because of the nature of our businesses, we are subject to legal actions filed or threatened in the ordinary course of our operations. Generally, our involvement in legal actions involves defending third-party claims brought against our insureds (in our role as liability insurer) or principals of surety bonds and defending policy coverage claims brought against us.

On January 16, 2007, the United States Supreme Court heard oral argument in Burr v. Safeco. At issue was the Ninth Circuit Court of Appeal’s decision in the case. The underlying lawsuit, which was brought in October 2001 on behalf of a putative class of policyholders and seeks statutory damages, alleges that we willfully violated the Fair Credit Reporting Act (“FCRA”) by failing to send appropriate notices to new customers whose initial rates were higher than they would have been had the customer had a more favorable credit report. The District Court for the District of Oregon granted summary judgment for us, holding that FCRA’s adverse action notice requirement did not apply to the rate first charged for an initial policy of insurance. The Ninth Circuit reversed the district court, holding that the adverse action notice requirement applies to new business and that our failure to send appropriate notices constituted a willful violation of FCRA. We anticipate the Supreme Court’s opinion will be published in mid-2007.

On August 1, 2006, Emma Schwartzman, a shareholder, filed a derivative and direct complaint in federal court for the Western District of Washington, relating to the Executive Transition Services Agreement that Safeco entered into with Mike McGavick, our former Chief Executive Officer. The complaint names as defendants certain current and former members of the Safeco Board and alleges the defendants breached their fiduciary duty by authorizing acts of corporate waste and ultra vires acts in the approval of that agreement. The complaint also claims that the Board caused Safeco to make false and misleading statements about that agreement in our 2006 Proxy Statement. The complaint is in part derivative in nature and does not seek monetary damages from us. Rather, it asks that the director defendants correct the statements made in the 2006 Proxy Statement. We have advanced, and will continue advancing throughout the pendency of this action, payment of legal fees and costs incurred by the defendants. We and the director defendants filed a motion to dismiss on October 31, 2006. Oral argument has been scheduled for March 16, 2007.

On July 19, 2005, we received a shareholder demand letter asserting that our directors and certain former officers of Talbot Financial Corporation (Talbot) breached their duties owed to Safeco in connection with the sale of Talbot in July 2004. The letter demanded that we commence an action against the directors who approved the transaction and against the officers involved in the transaction. We formed a board committee comprised of directors not involved in the sale to review the matter. Following an investigation, the committee determined that the actions called for in the letter should not be undertaken. The shareholder, Nicholas Goldware, trustee of the Goldware Family Trust, subsequently filed a derivative complaint in King County Superior Court on March 14, 2006. The complaint names as defendants certain current and former members of our board of directors, unnamed members of the board of directors of our subsidiary, General America Corporation, and the Talbot officers. The complaint alleges the defendants breached fiduciary duties, that the Talbot officers were unjustly enriched, and that the director defendants participated in and facilitated a breach of fiduciary duties by the Talbot officers. The complaint is derivative in nature and does not seek monetary damages from us. However, we have advanced, and will continue advancing throughout the pendency of this action payment of legal fees and costs incurred by the defendants. A motion to dismiss was filed by us and the director defendants on June 21, 2006. Oral argument is set for March 2, 2007.

In July 2004, the Roman Catholic Archdiocese of Portland filed for bankruptcy protection in the U.S. Bankruptcy Court for the District of Oregon. In connection with this bankruptcy, the Archdiocese has listed insurance policies allegedly issued by our insurance subsidiaries as assets in such bankruptcy, and has filed a lawsuit alleging that our insurance subsidiaries wrongfully denied coverage for claims alleging sexual misconduct by the Archdiocese. In December 2006, we executed a global settlement agreement, which was approved by the bankruptcy court on February 1, 2007.

We do not believe that any such litigation will have a material adverse effect on our financial condition, operating results or liquidity.

Item 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of 2006.

Part II

Item 5:	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted and traded on the New York Stock Exchange (NYSE) under the symbol SAF. Our common shares were quoted and traded on the Nasdaq Stock Market under the symbol SAFC prior to November 30, 2006 when Safeco commenced trading on the NYSE. The quarterly high and low bid prices from January 1, 2005 to September 30, 2006 as well as the quarterly high and low sale or bid prices, as applicable, for Safeco common shares for the fourth quarter of 2006 were:

MARKET PRICE RANGES	FIRST QUARTER	SECOND QUARTER	THIRD QUARTER	FOURTH QUARTER	ANNUAL
2006 –High	$58.86	$57.44	$59.15	$64.85	$64.85
–Low	50.14	49.09	51.75	57.88	49.09
2005 –High	52.28	56.06	56.21	58.34	58.34
–Low	$45.43	$51.57	$51.11	$55.22	$45.43

There were approximately 3,000 holders of record of our common stock at February 16, 2007. This number excludes the beneficial owners of shares (approximately 53,000) held by brokers and other institutions on behalf of shareholders.

Dividends

We have paid cash dividends each year since 1933.

We fund dividends paid to shareholders with dividends paid to us by our operating subsidiaries. Our dividends declared for the last two years were:

DIVIDENDS DECLARED	FIRST QUARTER	SECOND QUARTER	THIRD QUARTER	FOURTH QUARTER	ANNUAL
2006	$0.25	$0.30	$0.30	$0.30	$1.15
2005	$0.22	$0.25	$0.25	$0.25	$0.97

We expect to continue paying dividends in the foreseeable future. However, payment of future dividends depends on the discretion of our board of directors. Our board of directors makes dividend decisions based on factors that include:

•	Our financial condition and earnings

•	Capital requirements of our operating subsidiaries

•	Legal requirements

•	Regulatory constraints

•	Prevailing interest rates and yields of peer companies with whom we compete for capital

•	Other relevant considerations

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (2)
October 1-31	—	$—	—	8,448,000
November 1-30	10,212,766	58.75	10,212,766	4,787,234
December 1-31	—	—	—	4,787,234

Total	10,212,766	$58.75	10,212,766

1	On November 7, 2006, we repurchased 10.2 million shares, or 8.8%, of our outstanding common stock at an average price of $58.75 per share for a total cost of $603.1, through an Accelerated Share Repurchase (ASR) program. We anticipate that the program will be completed by the end of April 2007. We have elected for a price adjustment based upon the volume weighted average price of our common stock during the period of the ASR purchases to be settled in shares. If settled at December 31, 2006, the price adjustment would have been $34.1 or 545,819 shares.

2	On November 2, 2006, our board of directors increased our share repurchase authorization to 15 million shares, including shares that remained available for repurchase under previously approved programs. These programs are not subject to an expiration date.

Market Price of our Dividends on Common Equity and Related Shareholder Matters

Our performance graph below provides a graphical comparison of our stock performance to comparable industry indices over five years.

Item 6:	SELECTED FINANCIAL DATA

This selected consolidated financial data comes from our Consolidated Financial Statements. It should be read in conjunction with the Consolidated Financial Statements and accompanying notes:

YEAR ENDED DECEMBER 31,	2006	2005	2004	2003	2002
(In millions except per share values and ratios)
REVENUES
Net Earned Premiums	$5,608.3	$5,805.4	$5,529.1	$4,901.8	$4,521.3
Net Investment Income	509.1	485.1	464.6	468.4	467.8
Net Realized Investment Gains	3.8	60.4	200.8	70.1	225.6
Gains on Sales of Real Estate	168.7	—	—	—	—

Total Revenues	6,289.9	6,350.9	6,194.5	5,440.3	5,214.7

INCOME SUMMARY
Income from Continuing Operations	880.0	691.1	620.2	285.5	239.1
Net Income (1)	880.0	691.1	562.4	339.2	301.1

INCOME PER DILUTED SHARE OF COMMON STOCK
Income from Continuing Operations	7.51	5.43	4.59	2.06	1.85
Net Income (1)	7.51	5.43	4.16	2.44	2.33

Dividends Declared	$1.15	$0.97	$0.81	$0.74	$0.74

Average Number of Diluted Shares (2, 3, 4)	117.1	127.2	135.2	138.9	129.3

UNDERWRITING RATIOS
Loss Ratio	47.2%	50.1%	51.0%	55.6%	61.2%
LAE Ratio	11.3	12.6	12.3	14.8	13.1
Expense Ratio	28.8	28.4	28.2	29.7	31.0

Combined Ratio (5)	87.3%	91.1%	91.5%	100.1%	105.3%

AT DECEMBER 31	2006	2005	2004	2003	2002
TOTAL ASSETS	$14,199.0	$14,887.0	$14,587.2	$36,141.6	$34,951.7

DEBT
Current	197.3	—	—	—	507.4
Long-Term	1,052.7	1,307.0	1,332.9	1,951.3	1,459.8

Total	1,250.0	1,307.0	1,332.9	1,951.3	1,967.2

SHAREHOLDERS’ EQUITY	3,927.9	4,124.6	3,920.9	5,023.3	4,431.6

BOOK VALUE PER SHARE	$37.29	$33.38	$30.88	$36.24	$32.07

(1)	Discontinued Operations include our Life & Investments (L&I) businesses that were sold in 2004.

(2)	Our 2004 average diluted shares reflect the repurchase of 13.2 million shares pursuant to an accelerated share repurchase program.

(3)	Our 2005 average diluted shares reflect the repurchase of 2.8 million shares pursuant to an accelerated share repurchase program and 1.7 million shares pursuant to a Rule 10b5-1 trading plan.

(4)	Our 2006 average diluted shares reflect the repurchase of 10.2 million shares pursuant to an accelerated share repurchase program and 10.0 million shares pursuant to Rule 10b5-1 trading plans.

(5)	Combined ratios are calculated on a GAAP basis. Expressed as a percentage, combined ratios equal losses and expenses divided by net earned premiums.

Item 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollar amounts in millions except for ratios, per-claim data and per-share data, unless noted otherwise)

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

We believe it is important to communicate our expectations to investors. However, there may be events in the future we are not able to predict accurately or that we do not fully control, which could cause actual results to differ materially from those expressed or implied by our forward-looking statements, including:

•	Changes in general economic and business conditions and in the insurance industry

•	Changes in our business strategies

•	Other factors discussed under “Risk Factors” and elsewhere in this Form 10-K

Summary

The following section builds upon earlier discussion and provides more information about our company and our financial performance.

We are a property and casualty (P&C) insurance company with headquarters in Seattle, Washington. We sell insurance to drivers, home owners, renters and owners and operators of small- and mid-sized businesses. Our business helps people protect what they value and deal with the unexpected. Our revenues come from the premiums we earn on the insurance policies we write and the income we earn from our investment of these premium dollars.

Our financial results have been affected by the major strategic actions we have taken to reshape our business and become a more focused and successful competitor.

Our major strategic initiatives included:

•	Marketing our products in ways that mirror the diversity of consumers and their buying preferences

•	Making progress to become a low-cost carrier and enhancing our competitive position

•	Managing our capital effectively

•	Investing to modernize and standardize our technology

Marketing our products in ways that mirror the diversity of consumers and their buying preferences – We remain committed to selling our products primarily through independent agents, but we also recognize that to grow in this competitive environment, we need to market our products in ways that mirror the diversity of consumers and their buying preferences. We continue to explore opportunities to supplement our current distribution network and reach consumers who are not buying insurance through the independent agency channel. Our online sales increased in 2006, and we began rolling out our new Optimum Package with features that allow our customers to boost the value of their insurance, be rewarded for good driving and receive extra protection for emergencies and theft.

Making progress to become a low-cost carrier and enhancing our competitive position – As a part of our work to become a low-cost carrier, we launched a business process improvement (BPI) effort and implemented an organizational design initiative to examine all aspects of our operations for potential cost savings. The goal is to achieve greater efficiency by streamlining or eliminating processes, outsourcing processes where appropriate, reducing levels of management and generally reducing the employee complement as warranted. We met our target savings of $75.0 in our expense run-rate in 2006. These savings will be used to increase new and renewal commissions to independent agents to improve our competitive position and to make investments in technology. Associated with these expense reduction steps and our real estate consolidation actions, we incurred $23.6 in pretax restructuring and asset impairment charges in 2006. We are targeting additional expense savings of $50.0 to $75.0 in 2007.

In conjunction with our goal to achieve greater efficiency, we revised our real estate strategy. This strategy involves a migration to leased office space from owned facilities. In 2006, we ceased the previously planned expansion of our headquarters in the University District of Seattle, Washington. We completed the sale of our Redmond, Washington office campus, completed the sale of our headquarters in the University District of Seattle, Washington and entered into leases for our corporate headquarters and Northwest regional office in downtown Seattle, Washington. We believe that this strategy, which will reduce our overall cost of ownership and occupancy, will provide us with greater flexibility in the use of our capital and allow us to be more agile in adopting business process and technology changes prospectively.

We recognized in 2006 that the growth trends in our business were unfavorable, and we made a commitment to reverse the slide in our policies-in-force. We re-engaged our independent agency force by meeting with agents across the country, listening to their feedback, which provided us with a foundation to improve our relationship with our agents. We developed action plans based on this feedback, including agent compensation structure changes, product enhancements and service improvements.

Managing our capital effectively – During 2006, we repurchased 20.7 million shares, or 16.7% of our then outstanding common stock, at a total cost of $1,165.2, primarily under stock buyback programs. We also repurchased $57.0 in principal amount of our debt for $61.5 including transaction costs. During 2005, we repurchased 4.5 million shares, or 3.6%, of our then outstanding common stock at a total cost of $255.9, primarily under stock buyback programs. We also repurchased $25.9 in principal amount of our debt for $29.8, including transaction costs. In 2004, we used the majority of the $1,499.0 proceeds from the sale of Life & Investments (L&I) to return our debt-to-capital ratios to pre-sale levels and return excess capital to our shareholders. Specifically, we used $735.2, including transaction costs, to repurchase $618.4 of debt, and we used $625.0 to execute an accelerated stock buyback program of 13.2 million shares. We retained the balance of the sale proceeds for future flexibility and to pay transaction-related expenses.

Investing to modernize and standardize our technology – In 2006, we evaluated our technology infrastructure and developed a five-year roadmap to replace obsolete technology. We improved our critical systems availability to almost 100%, in support of our automated underwriting. We also completed our major developments on our Safeco Now® platform, including umbrella and our next generation of auto and small-business products. We have piloted a virtual worker program for claims and underwriting to be implemented in 2007.

Overall Results

Our vision is to be the indispensable choice for customers and agents through excellence in the solutions we provide, the ease-of-doing business with us and the competitiveness of our products. We aim to achieve industry-leading profitable growth, build a sustainable competitive advantage, and create long-term shareholder value. We measure our success by tracking our operating and financial performance according to the following indicators:

•	Combined ratio

•	Earnings per share

•	Return on equity

•	Revenue, premium and policy growth

In addition, we track our operating performance with various productivity and efficiency measures; we report periodically on a subset of productivity measures, such as policies-in-force per full-time equivalent employee (PIF per FTE).

The following table shows the trends in these key measures:

YEAR ENDED DECEMBER 31,	2006	2005	2004
Combined Ratio	87.3%	91.1%	91.5%
Net Income per Diluted Share	$7.51	$5.43	$4.16
Net Return on Equity	21.9%	17.2%	12.6%
Total Revenues	$6,289.9	$6,350.9	$6,194.5
PIF per FTE	558	484	486

Segment Results

HOW WE REPORT OUR RESULTS

In 2006, we made revisions to our segments, which are intended to be more reflective of how these segments are managed. Our asbestos and environmental results, previously included in SBI Regular and SBI Special Accounts Facility, are in P&C Other. In addition, due to the 2006 sale of Safeco Financial Institution Solutions (SFIS), our lender-placed property insurance business, these results previously included in SBI Special Accounts Facility are in P&C Other. Prior periods have been restated to reflect the revised presentation.

We manage our businesses in four business and seven reportable segments:

•	Safeco Personal Insurance (SPI)

¡	Auto

¡	Property

¡	Specialty

•	Safeco Business Insurance (SBI)

¡	SBI Regular

¡	SBI Special Accounts Facility

•	Surety

•	P&C Other

In addition to the activities of these reportable segments, we report certain transactions, such as the interest expense we pay on our debt, debt repurchases, miscellaneous corporate investment income, intercompany eliminations, real-estate holdings, contributions to Safeco Insurance Foundation (the Foundation) and other corporate activities in our Corporate segment and do not allocate these to individual reportable segments.

Due to the sale of our L&I businesses in 2004, all results related to L&I are included in Discontinued Operations in our Consolidated Financial Statements.

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

Combined ratio is our losses, LAE and underwriting expenses divided by our net earned premiums. We report combined ratio as a percentage. For example, a combined ratio of 95% means that for every dollar of premium earned, 95 cents is spent on losses, LAE and underwriting expenses, and 5 cents is underwriting profit. A lower combined ratio reflects better underwriting results than a higher combined ratio.

More information about our segment results can be found in Our P&C Operating Results on page 49.

Investment activities are an important part of our business. We don’t include our investment portfolio results when measuring the profitability of our individual segments because we manage them separately. We invest the insurance premiums we receive in a diversified portfolio until needed to pay claims. Our first priority is to meet our promise to our policyholders that we will maintain resources to pay their claims. We invest in a diversified portfolio of primarily high-grade fixed maturities. This strategy is designed to provide protection for our policyholders and a steady income for our shareholders.

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

More information about our investment results can be found in Our Investment Results on page 68.

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

LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES

Our loss reserves reflect our estimates of the ultimate amounts to be paid for losses arising from both reported and unreported claims and our loss adjustment expense (LAE) reserves reflect our estimates for claim settlement expenses related to those losses including legal expenses and other costs that we have not yet paid to settle both reported and unreported claims. We report these amounts in our Loss and LAE Reserves on our Consolidated Balance Sheets.

We record two categories of loss and LAE reserves – case-basis reserves and incurred but not reported (IBNR) reserves.

We estimate case-basis reserves as the amount we will have to pay for losses that have already been reported to us but are not yet fully paid. These amounts include related legal expenses and other costs associated with resolving and settling a particular claim.

We establish IBNR reserves at the end of every reporting period to estimate the amount we will have to pay for:

•	Losses that have occurred, but have not yet been reported to us

•	Losses that have been reported to us that may ultimately be paid out differently than expected in our case-basis reserves

•	Losses that have been paid and closed, but may reopen and require future payment

•	Expenses related to resolving and settling these losses

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

Expected loss ratios and IBNR-to-earned premiums percentages are developed based on our analysis of prior accident years supplemented with data about changes in our book of business, changes in the external environment in which we operate, changes in our pricing and underwriting, and changes in our claims-handling practices. We review these ratios throughout the year, and we revise the expected loss ratio and IBNR percentage periodically based on these analyses. Changes in the selection of the expected loss ratio or IBNR percentage result in changes in the loss reserve estimate for the current year, which we report in current period earnings.

PRIOR ACCIDENT YEARS LOSSES

For short-tailed lines of business, beginning IBNR reserves for prior accident years may be adjusted for expected paid and case activity, as well as explicit adjustments beyond this activity. For long-tailed lines of business, the beginning IBNR reserves for prior accident years may be adjusted for actual paid and case activity, as well as explicit adjustments beyond this activity.

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

•

Expected Loss Ratio – Loss ratios are developed for recent accident years based on historical accident year loss ratios, adjusted to reflect current economic conditions and current rate levels. The expected loss ratio for each accident year is then applied to the actual earned premiums to calculate expected ultimate losses.

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

There is uncertainty in our estimates of ultimate losses. This uncertainty can stem from such factors as irregular claim reporting and payment patterns and changes in our mix of business. We consider this uncertainty by looking at historical claim patterns by line of business and by examining our historical reserve accuracy. For each line, we consider expected volatility when estimating and recording reserves.

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

We segregate the activities of estimating losses for product pricing purposes from those of determining reserves to be reported in our financial statements. Management has the ultimate responsibility for the determination of appropriate reserves, based on recommendations from the appointed actuary.

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

Catastrophe loss reserves are established by event by the claims department when the event occurs. These estimates are revised as the actual loss experience develops and claims are reported and settled over time.

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

We purchase reinsurance to limit our exposure to potential large losses. We report the amounts we expect to recover from reinsurers as reinsurance recoverable assets on our Consolidated Balance Sheets. For more discussion on reinsurance, see the Reinsurance section on page 64.

Loss and LAE Reserves By Segment – At year-end 2006 and 2005, our loss and ALAE reserves, excluding ULAE reserves, by reportable segment before reinsurance were:

DECEMBER 31,	2006			2005
	Case	IBNR	Total	Case	IBNR	Total
Safeco Personal Insurance
Auto	$1,156.1	$400.8	$1,556.9	$1,161.8	$470.3	$1,632.1
Property	173.4	93.6	267.0	181.3	107.4	288.7
Specialty	46.6	26.2	72.8	48.7	30.6	79.3

Total SPI	1,376.1	520.6	1,896.7	1,391.8	608.3	2,000.1

Safeco Business Insurance
SBI Regular	833.4	711.9	1,545.3	871.0	683.6	1,554.6
SBI Special Accounts Facility	165.0	139.5	304.5	169.4	142.0	311.4

Total SBI	998.4	851.4	1,849.8	1,040.4	825.6	1,866.0
P&C Other	673.6	474.4	1,148.0	698.0	534.3	1,232.3

Total SBI and P&C Other	1,672.0	1,325.8	2,997.8	1,738.4	1,359.9	3,098.3
Surety	(53.8)	101.3	47.5	(58.4)	64.1	5.7

Total Loss and ALAE Reserves	$2,994.3	$1,947.7	4,942.0	$3,071.8	$2,032.3	5,104.1

ULAE Reserves			229.4			254.1

Total			$5,171.4			$5,358.2

Loss and LAE Reserve Variability – Loss and LAE reserves are subject to variability, particularly the IBNR component. For the lines of business we write, variability in the frequency (the average number of claims filed), or severity (the average cost of a claim) is generally a function of one or more of the following factors:

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

Safeco Personal Insurance (SPI) – SPI loss and LAE reserves generally are estimated using standard actuarial methods and judgment. These methods involve analyzing past claims experience for recent changes in business claims practices and the internal and external environments. Emphasis is placed on evaluating claims reporting and closing patterns, as well as the size of loss payments and case-basis reserves. SPI losses and related expenses are analyzed by line of business, product, coverage and geographic area.

Auto policies provide coverage for bodily injury, uninsured motorists, personal injury protection, medical payments, property damage, and comprehensive and collision losses.

In arriving at our estimates, we consider:

•

Our changing mix of business – We write more policies in standard and non-standard markets where we have not written significant business previously. These risks have, on average, higher frequencies and lower severities than preferred risks.

•	Our change in new business – New business generally has higher claim frequencies than business that has been on the books for longer than one year.

•	General inflation and medical cost trends.

Bodily injury (BI) coverage represents the largest portion (62.2%) of our loss and ALAE reserves held for Auto. Small variations from our assumptions can yield significant financial volatility given the magnitude of these reserve balances.

To illustrate the sensitivity of our estimate, a one-point increase in our severity assumption for Auto BI would yield an increase of approximately $31 in the estimated reserve.

Our Property and Specialty lines are predominantly short-tailed business, and most claims are reported and settled within 12 months. We use standard actuarial techniques and judgment to estimate reserves for those lines. Charges to our reserve estimates for Property and Specialty generally result from frequency or severity differences from historical patterns or development on catastrophe-related losses, which can be difficult to estimate due to the associated widespread damage.

Safeco Business Insurance (SBI) and P&C Other – SBI primarily writes commercial multi-peril, property, workers compensation, commercial auto and general liability insurance for small- to mid-sized businesses. P&C Other is composed of large-commercial business and other businesses we have placed in runoff.

Our P&C Other segment has exposure to asbestos and environmental losses primarily from policies we no longer write. Our SBI segment has exposure to construction defect losses and related expenses through the general liability, commercial multi-peril and umbrella coverages it provides. These exposures and the risks they present are discussed in aggregate for SBI and P&C Other as they are estimated by product and like exposure.

The table below provides our loss and ALAE reserves, excluding ULAE reserves, before reinsurance for our commercial products:

DECEMBER 31,	2006	2005
Workers Compensation	$922.1	$958.9
Commercial Multi-Peril	322.0	332.5
Commercial Automobile	320.9	296.2
Monoline General Liability	250.3	272.2
Business Owners	157.0	163.5
Commercial Umbrella	102.4	116.9
Monoline Property	48.4	86.8
Other	192.7	193.2

Subtotal	2,315.8	2,420.2
Construction Defects	322.6	330.0
Asbestos	206.3	186.1
Environmental	153.1	162.0

Total SBI and P&C Other	$2,997.8	$3,098.3

Workers Compensation – The following table shows our loss and ALAE reserves for voluntary and non-voluntary workers compensation and other relevant data. The data shown reflects workers compensation policies written in SBI, as well as those workers compensation policies that are in runoff and included in the P&C Other segment. The table excludes ULAE reserves, which were $59.9 at year-end 2006, $62.1 at year-end 2005 and $41.6 at year-end 2004:

YEAR ENDED DECEMBER 31,	2006	2005	2004
Loss and ALAE Payments	$99.3	$130.1	$159.4
Reserves at Year-end, Before Reinsurance	922.1	958.9	864.1
Earned Premiums	$142.4	$157.5	$155.6

Claims (Number of Claims):
Reported Claims in the Year	6,203	6,671	6,979
Open Claims at Year-end	7,473	8,236	9,489

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

•	Unlimited liability nature of workers compensation policies – Many claims can pay out for the lifetime of the claimant with no limit on the total payment amount.

•	Changes in future benefit levels – Legislative actions and judicial interpretations can affect the cost of future benefits.

•	Increases in life expectancy – Increases in life expectancy increase both the duration of future payments and the ultimate cost of treatment.

•	Claim reporting lags – Some claims are not made immediately; as a result, we remain exposed to workers compensation losses arising from policies written in prior years.

•

Changes in our business – Changes in our claims-handling practices, changes in our writings of large versus small- to mid-sized accounts, and changes in the mix of states where these policies are written can affect our ability to predict ultimate payout based on historical data.

In determining our best estimate for workers compensation reserves, long-term medical cost inflation trends over the average claim payout period represent our most significant assumption. We have assumed that double-digit medical cost inflation will continue in the near-term, moderating over time to historical levels. Our best estimate of workers compensation reserves presents risk of unfavorable reserve development should medical inflation trends not abate. A one-point increase in our estimate of the average medical cost severity trend would yield an increase of approximately $75 in our estimated reserves.

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

Construction Defects – This table shows our loss and ALAE reserves for construction defects claims. The table excludes ULAE reserves, which were $22.2 at year-end 2006, $28.5 at year-end 2005 and $19.9 at year-end 2004:

YEAR ENDED DECEMBER 31,	2006	2005	2004
Loss and ALAE Payments, Before Reinsurance	$35.4	$56.7	$59.8
Loss and ALAE Payments, Net of Reinsurance	33.8	56.7	59.8
Reserves at End of Year, Before Reinsurance	322.6	330.0	386.8
Reserves at End of Year, Net of Reinsurance	$318.4	$330.0	$386.8

Claims and Average Costs *
Open Claims at End of Year	852	1,087	1,417
Average Paid per Closed Claim	$42,678	$49,441	$41,908

*	Number of claims and whole dollars, net of reinsurance.

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

Our IBNR reserves were 77.9% of our loss and ALAE reserves for construction defects claims at December 31, 2006 and 78.8% of our loss and ALAE reserves for construction defects claims at December 31, 2005.

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

ESTIMATING LOSS RESERVES FOR CONSTRUCTION DEFECTS CLAIMS

The main factors driving the uncertainty and judgment in estimating loss reserves for construction defects claims are:

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

Over the last three years, the number of open construction defects claims has decreased steadily – an average drop of 20.3% per year. Our loss reserve estimates assume that the number of open claims will continue to decrease, but at a slower rate.

Asbestos – This table shows our loss and ALAE reserves for asbestos-related claims. The table excludes ULAE reserves, which were $15.1 at year-end 2006, $16.1 at year-end 2005 and $14.2 at year-end 2004:

YEAR ENDED DECEMBER 31,	2006	2005	2004
Loss and ALAE Payments, Before Reinsurance	$14.4	$12.3	$14.7
Loss and ALAE Payments, Net of Reinsurance	13.8	11.5	13.7
Reserves at End of Year, Before Reinsurance	206.3	186.1	169.9
Reserves at End of Year, Net of Reinsurance	$171.0	$158.9	$141.8
Three-Year Survival Ratio, Gross	15.0	10.6	8.2
Three-Year Survival Ratio, Net	13.2	11.6	10.5

Claims and Average Costs: *
Open Claims at End of Year	3,047	3,061	2,818
Average Paid per Closed Claim	$30,648	$25,256	$20,467
Average Case Reserve per Open Claim	$44,997	$39,230	$37,561

*	Number of claims and whole dollars, net of reinsurance.

In this table, the three-year survival ratio represents the number of years our current loss reserves would last if future payments were made at the same average annual rate experienced over the last three years. The three-year survival ratio is equal to our loss reserves, divided by our average annual payment over the last three years.

Due to volatility and the sparseness of data, estimating loss reserves for asbestos claims requires more than standard actuarial techniques. As a result, we analyze and consider claims statistics and trends, directional trends in survival ratios, and applicable law and coverage litigation.

Our Asbestos Liability Exposure – Here’s the breakout of our asbestos loss reserves, net of reinsurance:

•	51.7% relates to our runoff assumed reinsurance operations and our exposure to syndicates and pools.

•	48.3% relates to our direct exposure.

Accordingly, we have two separate special claims-handling functions, one that specializes in asbestos claims related to our runoff assumed reinsurance operations, and one that specializes in asbestos claims related to our direct exposure.

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

Our IBNR reserves were 19.8% of our loss and ALAE reserves for asbestos claims at December 31, 2006 and 24.5% of our loss and ALAE reserves from asbestos claims at December 31, 2005.

This table provides details about our policyholders and losses paid related to asbestos loss reserves:

YEAR ENDED DECEMBER 31,	2006			2005
	2006 Net Paid	Net Asbestos Reserves	% of Asbestos Reserves	2005 Net Paid	Net Asbestos Reserves	% of Asbestos Reserves
Direct
Loss	$1.4	$35.1	20.6%	$1.7	$18.6	11.8%
ALAE	6.7	27.4	16.0	4.6	22.8	14.3
IBNR	—	20.0	11.7	—	29.0	18.3

Loss and ALAE	8.1	82.5	48.3	6.3	70.4	44.4

Assumed
Loss	4.9	74.6	43.6	4.9	78.6	49.4
ALAE	0.8	—	—	0.3	—	—
IBNR	—	13.9	8.1	—	9.9	6.2

Loss and ALAE	5.7	88.5	51.7	5.2	88.5	55.6

Total
Loss	6.3	109.7	64.2	6.6	97.2	61.2
ALAE	7.5	27.4	16.0	4.9	22.8	14.3
IBNR	—	33.9	19.8	—	38.9	24.5

Loss and ALAE	$13.8	$171.0	100.0%	$11.5	$158.9	100.0%

Total number of policyholders			155			156

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

Environmental – This table shows our loss and ALAE reserves for our liability coverages related to environmental claims. The table excludes ULAE reserves, which were $13.8 at year-end 2006, $15.0 at year-end 2005 and $16.0 at year-end 2004:

YEAR ENDED DECEMBER 31,	2006	2005	2004
Loss and ALAE Payments, Before Reinsurance	$16.0	$16.7	$13.8
Loss and ALAE Payments, Net of Reinsurance	15.2	13.1	11.3
Reserves at End of Year, Before Reinsurance	153.1	162.0	163.2
Reserves at End of Year, Net of Reinsurance	$135.3	$148.9	$154.7
Three-Year Survival Ratio, Gross	9.9	8.4	9.4
Three-Year Survival Ratio, Net	10.3	8.9	9.9

Claims and Average Costs *
Open Claims at End of Year	980	1,091	1,100
Average Paid per Closed Claim	$50,448	$43,386	$15,824
Average Case Reserve per Open Claim	$49,225	$40,667	$34,276

*	Number of claims and whole dollars, net of reinsurance.

OUR ENVIRONMENTAL CLAIMS EXPOSURE

Our environmental claims result from our assumed reinsurance operations that are in runoff status and from our commercial general liability line that we write on a direct basis. We generally have avoided writing coverages for large companies with substantial exposures to environmental claims. As a result, our average environmental claim tends to be small.

Our IBNR reserves were 64.4% of our loss and ALAE reserves for environmental claims at December 31, 2006 and 70.2% of our loss and ALAE reserves for environmental claims at December 31, 2005.

Our relatively limited environmental claims activity results in fluctuations in average values from period to period. The 2006 average paid closed environmental claim increased compared with 2005 due to a lag between our 2006 payments and ceded recoveries we expect to receive in 2007. The 2005 average paid closed environmental claim increased compared with 2004 due in part to a 2004 general liability settlement relating to contaminated land on a single private development project. Additionally, average payments were unusually low in 2004 due to the above-mentioned settlement reached on a large number of individual environmental claims related to coverage on general liability policies written for individual gasoline stations.

ESTIMATING LOSS RESERVES FOR ENVIRONMENTAL CLAIMS

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

Our Surety loss and ALAE reserves, net of salvage and subrogation recoveries, were $47.5 at December 31, 2006 and $5.7 at December 31, 2005. Surety reserves fluctuate from period to period due to the lag between the time payments are made on a claim and the time we receive salvage and subrogation amounts.

Loss and LAE Reserves – Three-Year Review – In this section, we provide the actual reserve estimates for the last three years and discuss changes in those estimates. This table shows the changes in our loss and LAE reserves for 2006, 2005 and 2004.

YEAR ENDED DECEMBER 31,	2006	2005	2004
Loss and LAE Reserves at Beginning of Year	$5,358.2	$5,209.3	$5,044.6
Less Reinsurance Recoverables on Unpaid Losses, Net of Allowance	420.1	323.6	329.3

Net Balance at Beginning of Year	4,938.1	4,885.7	4,715.3

Incurred Loss and LAE for Claims Occurring During:
Current Year	3,426.0	3,680.9	3,534.2
Prior Years	(146.2)	(45.9)	(39.0)

Total Incurred Loss and LAE	3,279.8	3,635.0	3,495.2

Loss and LAE Payments for Claims Occurring During:
Current Year	1,886.6	1,912.1	1,884.5
Prior Years	1,574.9	1,619.5	1,440.3

Total Loss and LAE Payments	3,461.5	3,531.6	3,324.8
Sale of London Operations	—	(51.0)	—

Net Balance at End of Year	4,756.4	4,938.1	4,885.7
Plus Reinsurance Recoverables on Unpaid Losses, Net of Allowance	415.0	420.1	323.6

Loss and LAE Reserves at End of Year	$5,171.4	$5,358.2	$5,209.3

2006

In 2006, we reduced our estimates for prior years’ loss and LAE reserves by $146.2. This total decrease included:

•	$98.2 reduction in personal auto reserves, reflecting decreases in severity estimates primarily for accident years 2004 and 2005 in our liability lines

•	$39.5 reduction in commercial multi-peril reserves and general liability reserves other than asbestos, environmental and construction defects due to lower-than-expected number of claims

•	$26.6 reduction in commercial umbrella reserves due to lower-than-expected number of claims

•	$25.9 increase in our asbestos reserves related to large loss activity

•	$23.2 increase in our general liability reserves in our runoff lines primarily due to religious institution allegations

•	$16.1 increase in commercial auto reserves, reflecting increases in severity estimates for prior accident years in our liability lines

•	$15.7 reduction in personal property reserves due to lower-than-expected severity

•	$12.9 reduction in workers compensation reserves due to reforms in California and Texas

•	$12.5 reduction in personal specialty lines, reflecting decreases in personal umbrella severity estimates for prior accident years

•	$12.2 increase in our assumed reinsurance runoff lines driven by large loss activity

•	$11.2 reduction in SFIS prior accident year reserves driven by a reduction of hurricane assessments

•	$7.0 reduction in a number of lines due to emerging claim trends and related loss data, including ULAE

2005

In 2005, we reduced our estimates for prior years’ loss and LAE reserves by $45.9. This total decrease included:

•	$77.3 reduction in commercial multi-peril reserves and general liability reserves other than asbestos, environmental and construction defects due to lower-than-expected number of claims

•	$36.7 reduction in personal auto reserves, reflecting decreases in severity estimates for prior accident years in our liability lines

•	$26.3 reduction in construction defects reserves, reflecting claims frequency improvement in our runoff lines

•	$11.0 reduction in personal property reserves, reflecting improvement in severity relative to our original estimates

•	$30.5 increase in our Surety reserves related to large loss activity in our contract lines

•	$47.0 increase in workers compensation reserves to reflect increased provisions for long-term medical claim inflation and associated claims adjustment expenses

•	$35.8 increase in our asbestos and environmental reserves to reflect increases in defense and containment costs

•	$7.9 reduction in a number of lines due to emerging claim trends and related loss data, including ULAE

2004

In 2004, we reduced our estimates for prior years’ loss and LAE reserves by $39.0. This total decrease included:

•	$42.9 reduction in personal property reserves, reflecting lower claims frequency than our original estimates

•	$32.6 reduction in commercial auto reserves, primarily due to a favorable ruling related to Ohio uninsured motorists coverage

•	$14.8 reduction in personal auto reserves, reflecting improved claims frequency in both our preferred and non-standard books of business

•

$20.7 increase in commercial multi-peril and other general liability reserves. This included an $8.6 reduction in World Trade Center loss estimates, a $29.6 increase in asbestos reserves and a $14.3 increase in environmental reserves

•	$30.6 increase in a number of lines due to emerging claim trends and related loss data, including ULAE

Analysis of Losses and LAE Reserve Development – 10-Year Review – The Analysis of Losses and LAE Reserve Development table on page 43 shows the development of our loss and LAE reserves from 1996 through 2006. For 1997 to 2006, the table includes amounts for American States Financial Corporation, which we acquired in 1997.

In the table on page 43:

•	Section A shows the unpaid loss and LAE reserves we recorded at December 31, 1996-2006. It breaks out these reserves as:

¡	Gross of Reinsurance – Our total amount of loss and LAE reserves

¡	Reinsurance – The amount we expect to be reimbursed by our reinsurers

¡	Net of Reinsurance – The amount of our loss and LAE reserves after reinsurance

•	Section B shows the cumulative amount we have actually paid through the years. For example:

¡	As shown in Section A, our loss and LAE reserves net of reinsurance at year-end 1996 were $1,955.7

¡	After 10 years, we’ve actually paid $1,770.7

•	Section C shows our revised loss and LAE reserve estimates through the years. For example:

¡	As shown in Section A, our reserves net of reinsurance at year-end 1996 were $1,955.7

¡	Section C shows the annual reestimation of those reserves, and after 10 years our revised reserves were $1,975.7

•

Section D shows the cumulative redundancy or deficiency developed through the years. A redundancy occurs when our reserves exceed our actual loss experience, and a deficiency occurs when our reserves are less than our actual experience. For example:

¡	As shown in Section A, our loss and LAE reserves net of reinsurance at year-end 1996 were $1,955.7

¡

After one year those reserves developed a $8.0 redundancy, and after 10 years these reserves developed a $20.0 deficiency. This is the difference between the reserves shown in Section A net of reinsurance, and the reestimated amounts in Section C.

Our Analysis of Losses and LAE Reserve Development table shows these trends:

•	Unfavorable development in reserve estimates from 1996 through 2002

•	Favorable development in reserve estimates from 2003 through 2006

The unfavorable trend from 1996 through 2002 was primarily due to:

•	Significant increases in workers compensation medical costs

•	Legislative and regulatory developments

•	Higher-than-expected number of construction defects, religious institution allegations, asbestos and environmental losses

The favorable development from 2003 through 2006 was primarily due to:

•	Lower-than-expected number of claims in our Auto and Property segments

•	Lower-than-expected number of claims in commercial auto and liability

•	Lower-than-expected number of claims in construction defects

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

ANALYSIS OF LOSSES AND LAE RESERVE DEVELOPMENT

DECEMBER 31,	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006

A. RESERVE FOR UNPAID LOSSES AND LAE
Gross of Reinsurance	$2,059.1	$4,310.5	$4,219.9	$4,378.6	$4,612.7	$5,053.7	$4,998.5	$5,044.6	$5,209.3	$5,358.2	$5,171.4
Reinsurance	103.4	228.6	253.6	309.5	343.6	415.9	399.1	329.3	323.6	420.1	415.0

Net of Reinsurance	$1,955.7	$4,081.9	$3,966.3	$4,069.1	$4,269.1	$4,637.8	$4,599.4	$4,715.3	$4,885.7	$4,938.1	$4,756.4

B. CUMULATIVE NET AMOUNT PAID AS OF
One Year Later	$772.9	$1,345.5	$1,389.2	$1,510.7	$1,618.7	$1,672.1	$1,578.8	$1,440.3	$1,619.5	$1,574.9
Two Years Later	1,101.4	2,049.3	2,165.5	2,336.2	2,537.8	2,575.1	2,394.4	2,265.7	2,437.1
Three Years Later	1,287.9	2,516.3	2,638.0	2,895.0	3,106.6	3,112.6	2,934.4	2,739.1
Four Years Later	1,404.3	2,821.0	2,981.9	3,245.1	3,452.1	3,482.9	3,242.9
Five Years Later	1,485.3	3,059.1	3,201.3	3,468.7	3,705.6	3,712.3
Six Years Later	1,600.9	3,223.9	3,354.7	3,642.8	3,878.1
Seven Years Later	1,639.9	3,342.0	3,479.3	3,784.4
Eight Years Later	1,688.1	3,441.4	3,590.3
Nine Years Later	1,729.7	3,536.1
Ten Years Later	1,770.7

C. NET RESERVE RE-ESTIMATED AS OF
One Year Later	$1,947.7	$3,981.9	$4,045.1	$4,217.4	$4,614.2	$4,763.6	$4,836.8	$4,661.2	$4,824.3	$4,791.9
Two Years Later	1,861.4	3,989.0	4,070.3	4,447.8	4,709.7	5,004.2	4,826.9	4,662.5	4,761.3
Three Years Later	1,806.6	3,986.0	4,209.9	4,506.0	4,960.1	5,033.9	4,895.6	4,635.5
Four Years Later	1,799.6	4,097.1	4,252.4	4,708.5	4,974.7	5,171.4	4,894.6
Five Years Later	1,849.6	4,147.2	4,397.6	4,730.2	5,101.4	5,187.5
Six Years Later	1,872.4	4,281.0	4,426.4	4,848.9	5,180.2
Seven Years Later	1,901.6	4,288.4	4,537.1	4,936.2
Eight Years Later	1,925.6	4,401.7	4,614.7
Nine Years Later	1,948.5	4,473.5
Ten Years Later	1,975.7

D. CUMULATIVE NET REDUNDANCY (DEFICIENCY) AS OF
One Year Later	$8.0	$100.0	$(78.8)	$(148.3)	$(345.1)	$(125.8)	$(249.9)	$39.0	$45.9	$146.2
Two Years Later	94.3	92.9	(104.0)	(378.7)	(440.6)	(366.4)	(240.0)	37.7	124.4
Three Years Later	149.1	95.9	(243.6)	(436.9)	(691.0)	(396.1)	(308.7)	79.8
Four Years Later	156.1	(15.2)	(286.1)	(639.4)	(705.6)	(533.6)	(295.2)
Five Years Later	106.1	(65.3)	(431.3)	(661.1)	(832.3)	(549.7)
Six Years Later	83.3	(199.1)	(460.1)	(779.8)	(911.1)
Seven Years Later	54.1	(206.5)	(570.8)	(867.1)
Eight Years Later	30.1	(319.8)	(648.4)
Nine Years Later	7.2	(391.6)
Ten Years Later	(20.0)

Gross loss and LAE reserve development approximates the net loss and LAE reserve development disclosed above.

REINSURANCE RECOVERABLES

On page 11, we provided an overview of how we use reinsurance. Here, we focus on how we estimate reinsurance recoverables.

The reinsurance we buy limits our losses on certain individual risks and reduces our exposure to catastrophic events. We purchase reinsurance from several reinsurers and are not dependent upon any single reinsurer. Reinsurance recoverables are the amounts our reinsurers owe us related to the losses we have incurred. We reported $429.9 at December 31, 2006 and $447.0 at December 31, 2005 in reinsurance recoverables as assets on our Consolidated Balance Sheets. The decrease in our reinsurance recoverables in 2006 is a result of recoverables from Hurricane Katrina losses in 2005 and estimated reinsurance recoveries related to workers compensation.

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

Our estimated allowance for uncollectible reinsurance was $12.9 at December 31, 2006 and $12.5 at December 31, 2005.

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

Based on our analysis, we make a judgment as to whether the decline is other-than-temporary. Sometimes, an investment decline we consider temporary in one quarter can become other-than-temporary in a future quarter. If the decline is other-than-temporary, we report an impairment charge within Net Realized Investment Gains in our Consolidated Statements of Income in the period we make that determination. We reported impairment charges of $79.2 in 2006 compared with $15.5 in 2005 and $9.0 in 2004.

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

More about our investments can be found in the Our Investment Results section on page 68.

Consolidated Results of Operations

The following table presents summary consolidated financial information. A detailed discussion of our results by segment can be found beginning on page 49.

YEAR ENDED DECEMBER 31,	2006	2005	2004
REVENUES
Net Earned Premiums	$5,608.3	$5,805.4	$5,529.1
Net Investment Income	509.1	485.1	464.6
Net Realized Investment Gains	3.8	60.4	200.8
Gains on Sales of Real Estate	168.7	—	—

Total Revenues	6,289.9	6,350.9	6,194.5

EXPENSES
Losses and Loss Adjustment Expenses	3,279.8	3,635.0	3,495.2
Amortization of Deferred Policy Acquisition Costs	927.9	973.1	924.6
Other Underwriting and Operating Expenses	691.1	661.8	647.2
Interest Expense	91.4	88.6	108.2
Contribution to Safeco Insurance Foundation	30.0	—	—
Restructuring and Asset Impairment Charges	25.7	2.7	5.4
Losses on Debt Repurchases	4.5	4.0	121.0

Total Expenses	5,050.4	5,365.2	5,301.6

Income from Continuing Operations before Income Taxes	1,239.5	985.7	892.9
Provision for Income Taxes	359.5	294.6	272.7

Income from Continuing Operations	880.0	691.1	620.2
Results from Discontinued Operations, Net of Taxes	—	—	(57.8)

Net Income	$880.0	$691.1	$562.4

REVENUES

Total revenues decreased 1.0% in 2006 compared with 2005, and increased 2.5% in 2005 compared with 2004. The changes were driven by:

•	Gains on sales of real estate – In connection with our revision in our real estate strategy, we sold various real estate properties in 2006 for a total proceeds of $372.1 and a pretax gain of $168.7.

•

Net earned premiums – Our net earned premiums decreased 3.4% in 2006 compared with 2005, and increased 5.0% in 2005 compared with 2004. The decrease in net earned premiums in 2006 compared with 2005 reflects decreases in Auto and SBI partially offset by growth in Surety. Auto and SBI Regular premiums have decreased in the face of increased competitive pressures, as some of our competitors have increased advertising for auto insurance to attract customers, offered incentives to agents and lowered prices to attract new auto and commercial business. Despite increasing competitive pressures, we remain disciplined in our underwriting and continue to adhere to our long-term profitability targets. In addition, in 2006, net earned premiums decreased by $76.4 due to the second quarter sale of our lender-placed property insurance business. In 2005, our growth slowed in the face of increased competitive pressures as some of our competitors increased advertising for auto insurance and lowered prices to attract new auto and commercial business.

•

Net investment income – Our net investment income increased 4.9% in 2006 compared with 2005, and increased 4.4% in 2005 compared with 2004. The increase in 2006 compared with 2005 was due to slightly higher interest rates in 2006. The increase in net investment income in 2005 compared with 2004 was due to an increase in average invested assets, as a result of positive operating cash flows partially offset by lower yields on new investments compared with yields on matured or called investments.

•

Net realized investment gains – Net realized investment gains decreased $56.6 in 2006 compared with 2005, and $140.4 in 2005 compared with 2004. The decrease in 2006 compared with 2005 was due to losses on securities sold and increased impairments caused primarily by changes in fair value (driven by interest rates) on securities that we may not hold until they recover in value. The 2006 net realized investment gains included a tax-exempt gain of

$29.2 on securities contributed to the Safeco Insurance Foundation. The decrease in 2005 compared with 2004 was due primarily to higher gains realized in 2004 related to the reduction of our equity holdings. Net realized investment gains included pretax impairments of $79.2 in 2006, $15.5 in 2005 and $9.0 in 2004.

NET INCOME

Net income increased 27.3% in 2006 compared with 2005, while net income in 2005 increased 22.9% compared with 2004, driven by:

•

Losses and Loss Adjustment Expenses – Losses and loss adjustment expenses decreased 9.8% in 2006 compared with 2005, and increased 4.0% in 2005 compared with 2004. In 2006, we reduced our estimates for prior years’ loss and LAE reserves by $146.2, reflecting favorable prior-year reserve development in our personal auto and SBI segments, compared with $45.9 of favorable prior-year reserve development in 2005 and $39.0 in 2004. The favorable prior-year reserve development in 2005 and 2004 was driven primarily by favorable reserve development in our personal property, personal auto and commercial auto reserves.

•

Catastrophe Losses – The decrease in 2006 losses and LAE reflected lower catastrophe losses. We categorize catastrophes as events resulting in losses greater than $0.5 per event and involving multiple claims and policyholders. Catastrophes can be caused by natural events, such as hurricanes, tornadoes, wildfires, earthquakes and hailstorms, or other factors such as terrorism, riots, hazardous materials releases or utility outages. Pretax catastrophe losses, net of reinsurance, were $155.3 in 2006, compared with $267.4 in 2005 and $275.6 in 2004. Catastrophe losses in 2005 were primarily from hurricanes Katrina and Rita along the Gulf Coast. Catastrophe losses in 2004 were primarily from four hurricanes in Florida and surrounding states.

•

Interest expense – Interest expense was $91.4 in 2006, $88.6 in 2005 and $108.2 in 2004. The increase in 2006, compared with 2005 was due to increased interest rates on the portion of our debt that is swapped to floating rates partially offset by a decrease in interest expense as a result of our debt repurchases described below. The decrease in 2005 compared with 2004 was due to our debt repurchases.

•

Contribution to Safeco Insurance Foundation (the Foundation) – In 2006, we funded the Foundation with a non-recourse, non-refundable contribution of appreciated equity securities with a fair value of $30.0 and a book value of $0.8.

•

Net realized investment gains – After-tax net realized investment gains were $11.7 in 2006, $43.5 in 2005 and $126.4 in 2004. Results for 2006 included a tax-exempt gain of $29.2 on securities contributed to the Foundation.

•	Gains on sales of real estate – After-tax gains on the sales of real estate were $109.6 in 2006. There were no such gains in 2005 or 2004.

•

Restructuring and asset impairment charges – During 2006, we began implementation of an organizational design initiative to make us a more nimble and efficient competitor and continued our real estate consolidation strategy. Our pretax restructuring and asset impairment charges were $25.7 in 2006 compared with $2.7 in 2005 and $5.4 in 2004.

•

Losses on debt repurchases – In 2006, we repurchased $57.0 in principal amount of debt. Including transaction costs, this resulted in a pretax loss on debt repurchases of $4.5. In 2005, we repurchased $25.9 in principal amount of debt. Including transaction costs, this resulted in a pretax loss on debt repurchases of $4.0. In 2004, we used $735.2 of the proceeds from the sale of L&I to repurchase $618.4 in principal amount of debt and capital securities. Including transaction costs, this resulted in a pretax loss on debt repurchases of $121.0.

•

Provision for income taxes – Our effective tax rate was 29.0% in 2006, 29.9% in 2005 and 30.5% in 2004. The decrease in our effective tax rate in 2006 reflected increased investments in tax-exempt fixed maturities, the tax-exempt contribution to the Foundation and interest received on a tax refund. Included in our 2005 results was a $10.6 tax benefit stemming primarily from the favorable resolution of state tax-related issues.

•

Discontinued Operations – In 2004, Results from Discontinued Operations included the after-tax loss on the sale of our L&I operations of $131.0. This was partially offset by $73.2 in Income from Discontinued Operations.

OTHER UNDERWRITING AND OPERATING EXPENSES

The following table details the categories of our other underwriting and operating expenses:

YEAR ENDED DECEMBER 31,	2006	2005	2004
Salaries	$493.8	$492.0	$472.8
Employee Benefits	185.9	189.3	188.0
Rent & Depreciation	83.4	91.5	92.2
Office Expenses	102.1	103.6	99.9
Advertising	18.2	16.3	14.9
Travel & Entertainment	33.8	31.1	26.9
Risk & Cost Containment	55.2	53.0	49.0
Professional Services	55.4	40.2	27.4
Commissions (including bonus commissions)	861.3	896.1	895.2
Premium Taxes	125.0	127.4	124.3
Other Taxes, Licenses and Fees	10.8	19.1	16.6
Legal Defense Costs	225.3	235.0	231.3
Change in Deferred Policy Acquisition Costs	(7.6)	5.8	(25.4)
Other Expenses	13.1	3.1	12.0

Total	$2,255.7	$2,303.5	$2,225.1

Loss Adjustment Expenses	$636.7	$668.6	$653.3
Operating Expenses +	1,619.0	1,634.9	1,571.8

Total	$2,255.7	$2,303.5	$2,225.1

+	Includes Amortization of Deferred Policy Acquisition Costs and Other Underwriting and Operating Expenses.

Our expenses for professional services increased in 2006 as we launched our business process improvement effort of our operations for potential cost savings.

Reconciling Segment Results

The following table assists in reconciling our GAAP results, specifically the “Income from Continuing Operations before Income Taxes” line from our Consolidated Statements of Income to our operating results:

YEAR ENDED DECEMBER 31,	2006	2005	2004
P&C	$1,140.6	$1,040.7	$1,091.6
Corporate	98.9	(55.0)	(198.7)

Income from Continuing Operations before Income Taxes	$1,239.5	$985.7	$892.9

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

We view net written premiums as a measure of business production for the period under review and a leading indicator of net earned premiums. The following table reconciles net written premiums to net earned premiums by reportable segment, the most directly comparable GAAP measure on our Consolidated Statements of Income:

YEAR ENDED DECEMBER 31,	2006	2005	2004
Net Written Premiums
Safeco Personal Insurance (SPI)
Auto	$2,677.7	$2,820.0	$2,705.6
Property	924.2	908.2	918.3
Specialty	110.6	101.3	93.4

Total SPI	3,712.5	3,829.5	3,717.3

Safeco Business Insurance (SBI)
SBI Regular	1,262.9	1,263.0	1,258.5
SBI Special Accounts Facility	267.5	275.1	295.1

Total SBI	1,530.4	1,538.1	1,553.6

Surety	326.3	278.4	231.4
P&C Other	72.7	156.1	170.0

Total Net Written Premiums	5,641.9	5,802.1	5,672.3

Change in Net Unearned Premiums	(33.6)	3.3	(143.2)

Net Earned Premiums	$5,608.3	$5,805.4	$5,529.1

Our net earned premiums by reportable segment were:

YEAR ENDED DECEMBER 31,	2006	2005	2004
Net Earned Premiums
Safeco Personal Insurance (SPI)
Auto	$2,713.2	$2,820.4	$2,628.6
Property	909.0	913.3	920.6
Specialty	105.4	98.1	90.2

Total SPI	3,727.6	3,831.8	3,639.4

Safeco Business Insurance (SBI)
SBI Regular	1,245.4	1,272.2	1,224.7
SBI Special Accounts Facility	264.2	283.2	291.1

Total SBI	1,509.6	1,555.4	1,515.8

Surety	297.5	260.9	203.0
P&C Other	73.6	157.3	170.9

Total Earned Premiums	$5,608.3	$5,805.4	$5,529.1

Underwriting profit or loss is our measure of each segment’s performance. Underwriting profit or loss is our net earned premiums less our losses from claims, LAE and underwriting expenses:

YEAR ENDED DECEMBER 31,	2006	2005	2004
Underwriting Profit (Loss)
Safeco Personal Insurance (SPI)
Auto	$244.1	$139.6	$176.2
Property	163.7	198.2	209.2
Specialty	29.0	6.9	11.9

Total SPI	436.8	344.7	397.3

Safeco Business Insurance (SBI)
SBI Regular	162.2	144.7	74.3
SBI Special Accounts Facility	68.7	78.7	28.5

Total SBI	230.9	223.4	102.8

Surety	98.4	55.0	42.4
P&C Other	(54.4)	(103.9)	(70.2)

Total Underwriting Profit	711.7	519.2	472.3
P&C Net Investment Income	476.6	460.6	445.0
Restructuring and Asset Impairment Charges	(25.7)	(2.7)	(5.4)
Net Realized Investment Gains (Losses)	(22.0)	63.6	179.7

P&C Income from Continuing Operations before Income Taxes	$1,140.6	$1,040.7	$1,091.6

Combined ratios show the relationship between underwriting profit or loss and net earned premiums. Using ratios helps us see our operating trends without the effect of changes in net earned premiums:

YEAR ENDED DECEMBER 31,	2006	2005	2004
Safeco Personal Insurance (SPI)
Auto	91.0%	95.1%	93.3%
Property	82.0	78.3	77.3
Specialty	72.5	93.0	86.8

Total SPI	88.3	91.0	89.1

Safeco Business Insurance (SBI)
SBI Regular	87.0	88.6	94.0
SBI Special Accounts Facility	74.0	72.2	90.2

Total SBI	84.7	85.6	93.2

Surety	66.9	78.9	79.1
P&C Other	*	*	*

Total Combined Ratio +	87.3%	91.1%	91.5%

+	Combined ratios are GAAP basis. Expressed as a percentage, they are equal to losses and expenses divided by net earned premiums.

*	Not meaningful because this is a runoff business with declining premium.

Auto

YEAR ENDED DECEMBER 31,	2006	2005	2004
Net Written Premiums	$2,677.7	$2,820.0	$2,705.6
Net Earned Premiums	2,713.2	2,820.4	2,628.6
Underwriting Profit	$244.1	$139.6	$176.2

Loss and LAE Ratio	67.7%	72.1%	71.0%
Expense Ratio	23.3	23.0	22.3

Combined Ratio	91.0%	95.1%	93.3%

Our Auto segment provides coverage for liability of our policyholders to others for both bodily injury and property damage, for injuries sustained by our policyholders and for physical damage to our customers’ vehicles from collision and other hazards.

We’ve achieved underwriting profitability in our Auto business through our:

•	Segmented auto insurance product

•	Underwriting and pricing discipline

•	Ease-of-doing business

•	Compensation structure

Segmented Auto Insurance Product – Our segmented auto insurance product offers up to 15 underwriting tiers. These underwriting tiers are further refined using multivariate models to assess the risk of loss based on many factors and provide a more accurate price for a wider range of risks. Our new personal auto policy, now available in 35 of the 44 states where we write business, is designed to give our customers a more personalized product. We plan to reach additional customers with the new Safeco Optimum Package, which policyholders can purchase as an endorsement to their personal auto policy. With the package, customers can boost the value of their insurance, be rewarded for good driving and receive extra protection for emergencies and theft.

Underwriting and Pricing Discipline – In 2006, we experienced continued competition within the auto segment as many insurers achieved strong underwriting results. Competitors increased marketing and advertising for new auto insurance customers. We also have seen rate decreases by competitors in some states, loosening of underwriting standards and use of unsupported new business discounting. We will maintain our underwriting discipline and not compete for business that we cannot obtain at our long-term target margins.

Ease-of-Doing Business – We are committed to enhancing the ease-of-doing business for our agents through further development of our Safeco Now automated underwriting platform, which lowers our agents’ costs and provides an easy-to-use, Web-based sales-and-service platform. We streamlined our enrollment and renewal processes further in 2006 by accessing information on prior insurance carriers and accessing motor vehicle reports automatically. We also enhanced our Safeco Now platform to streamline the service process by building functionality so auto policy changes and endorsements can be processed online. These endorsements include vehicle additions and deletions, vehicle replacements or updates, coverage and deductible charges. We increased our points of distribution by appointing approximately 1,200 new agents in 2006.

Compensation Structure – We carefully monitor our rates and offer our agents choices in the area of compensation so they can match compensation to their business model. We made compensation changes including an incentive that gave agents an extra two points of commission for every new auto policy written in the fourth quarter of 2006.

PREMIUMS

Net written premiums decreased $142.3, or 5.0%, in 2006 compared with 2005 and increased $114.4, or 4.2%, in 2005 compared with 2004. The changes in net written premiums were primarily driven by:

•

Policies-in-force (PIF) – PIF decreased 4.1% in 2006 compared with 2005 and increased 0.6% in 2005 compared with 2004. This reflected retention of policies of 79.5% in 2006, 79.5% in 2005 and 80.4% in 2004. Competitive pressures resulted in decreased new business in 2006 and 2005. New policies sold decreased 23.0% in 2006 compared with 2005, and 19.8% in 2005 compared with 2004.

•

Changes in average premiums – We file rate changes on a state-by-state basis. Rate changes are reflected on existing policies at renewal and are earned in our revenues over the six-month policy term. Overall, we received approval for average rate increases of 1.2% in 2006, decreases of 0.4% in 2005 and increases of 1.3% in 2004. Premium trend was negative in 2006, resulting from a change in our mix of business to lower average premium policies. This is primarily due to a reduced premium base of non-standard policies or drivers who represent relatively higher risks. Premiums also are affected by the increased pricing for those policies that insure newer and more expensive cars, as well as by changes in the risk profile of the book of business, which we refer to as premium trend.

Net earned premiums decreased $107.2, or 3.8%, in 2006 compared with 2005, and increased $191.8, or 7.3%, in 2005 compared with 2004. The changes in net earned premiums were primarily driven by:

•	Policies-in-force (PIF) – PIF decline decreased net earned premiums by $66.1 in 2006 compared with 2005, and PIF growth increased net earned premiums by $118.7 in 2005 compared with 2004.

•	Changes in average premiums – Changes in average premiums decreased net earned premiums by $41.1 in 2006 compared with 2005, and increased net earned premiums by $87.8 in 2005 compared with 2004.

UNDERWRITING RESULTS AND COMBINED RATIO

Our underwriting results increased $104.5, and our combined ratio decreased 4.1 points in 2006 compared with 2005. Our underwriting results decreased $36.6, and our combined ratio increased 1.8 points in 2005 compared with 2004. Our underwriting results and combined ratio were primarily driven by:

•

Changes in average premiums – Our earned rate changes, combined with premium trend, increased our Auto combined ratio by 1.4 points in 2006 compared with 2005, and decreased our Auto combined ratio by 3.0 points in 2005 compared with 2004.

•

Loss costs – Our loss costs decreased in 2006 compared with 2005. This was driven by a mid-single-digit percentage decrease in frequency (the average number of claims filed) partially offset by a low-single-digit percentage increase in severity (the average cost of a claim). This was in part due to fewer-than-expected bodily injury and uninsured motorist claims. These factors, net of reinsurance, decreased our combined ratio by 1.8 points in 2006 compared with 2005. Our loss costs increased in 2005 compared with 2004. This was partly due to the effect of our increased average deductible, which has eliminated some low-severity losses that are not reported because they are less than the now higher deductible amounts. The impact of loss-cost changes in 2005 increased our combined ratio by 3.5 points compared with 2004.

•

Prior-year reserve development – Our underwriting results in 2006 included favorable prior-year reserve development of $98.2, reflecting lower-than-expected severity on bodily injury claims, primarily in accident years 2004 and 2005. Our underwriting results in 2005 included favorable prior-year reserve development of $34.7, reflecting a decrease in severity estimates for prior accident years across liability lines compared with our original estimates. Our underwriting results in 2004 included $12.7 of favorable prior-year reserve development. The favorable development in 2006 decreased our combined ratio by 2.4 points compared with 2005 and decreased our combined ratio by 0.8 points in 2005 compared with 2004.

•

Catastrophe losses – We categorize catastrophes as events resulting in losses greater than $0.5 per state and involving multiple claims and policyholders. We cannot accurately predict when catastrophes may occur, and the number and type of catastrophes can vary widely. The losses they cause may significantly exceed our prior experience. Pretax after reinsurance catastrophe losses were $30.8 in 2006 compared with $24.3 in 2005 and $18.9 in 2004. The higher catastrophe losses in 2006 increased the combined ratio by 0.3 points compared with 2005, and by 0.1 points in 2005 compared with 2004.

•

Expenses – The increase in our expense ratio of 0.3 points in 2006 compared with 2005 was driven by our near-term increased investment in technology and costs related to the implementation of our process improvement efforts. In 2005, the increase in our expense ratio of 0.7 points compared with 2004 was driven by increased investment in technology and bad debt expense related primarily to non-standard policies, partially offset by decreased agent commissions resulting from slower growth and earned premium increases due to average premium changes.

We anticipate the following factors will impact our growth and profitability in the near future:

Competitive Environment – We expect the competition within the auto segment to continue through the use of mass-market advertising, agent and broker compensation and promotional pricing. We will maintain our underwriting discipline and not compete for business that we do not believe will meet our long-term target margins. While adhering to our discipline, we will seek ways to grow profitably during this competitive cycle. We carefully monitor our rates and our compensation, and make changes to each when actuarially supported by our total business and justified by our economics. We also are committed to reducing our expenses, which will allow us flexibility to enhance our competitive position while still achieving our target margins.

Underwriting Segmentation – Our segmented auto product offers up to 15 underwriting tiers using multivariate models to assess the risk of loss based on many factors, providing a more accurate price for a wider range of risks. Going forward, we expect to refine our underwriting and pricing models to increase precision in matching rate for each risk and to enable us to quote a broader range of risks within the states where we do business. In 2007, we will introduce a liability component to our Optimum Package, providing further enhancements and choices.

Business Growth – As we seek to grow our business, we will continue to write the entire spectrum of Auto risks, from preferred through non-standard, though our strength in the near-term is preferred risks with its longer-tenured customers. We will continually strive to make our rates more competitive by driving cost and inefficiency out of the product. We also will focus on the changing nature of the independent distribution channel through new agency appointments and customized business approaches. We will continue to study the purchasing behaviors of insurance consumers to design products that reflect changing demographics.

Compensation – Based on our review of our competitive environment, we redesigned our agent compensation package for 2007 to include a bonus plan to reward our agents who have more than 350 personal auto PIF with us and provide those agents with additional options for their compensation arrangements.

Expense Management – We have launched a business process improvement effort that is examining all aspects of our operations for potential cost savings. The goal is to achieve greater efficiency by streamlining or eliminating processes, outsourcing processes where appropriate, and building our infrastructure and technological capability.

Overall – In 2007, we target to meet or beat our Auto long-term target combined ratio of 96% and generally maintaining our relative position in the market.

Property

YEAR ENDED DECEMBER 31,	2006	2005	2004
Net Written Premiums	$924.2	$908.2	$918.3
Net Earned Premiums	909.0	913.3	920.6
Underwriting Profit	$163.7	$198.2	$209.2

Loss and LAE Ratio	52.9%	50.1%	49.3%
Expense Ratio	29.1	28.2	28.0

Combined Ratio	82.0%	78.3%	77.3%

The Property segment provides homeowners, dwelling fire, earthquake and inland marine coverage for individuals. Our Property coverages protect homes, condominiums and rental property contents against losses from a wide variety of hazards.

We’ve achieved profitability in our Property business through our:

•	Segmented property insurance products

•	Continued catastrophe management

•	Ease-of-doing business

•	Compensation structure

Segmented Property Insurance Products – Our segmented homeowners product generally offers 9 to 13 underwriting tiers. These underwriting tiers are further refined using multivariate models to assess the risk of loss based on many factors and provide a more accurate price for a wider range of risks. This increased segmentation means we are better able to align rate with risk, producing greater pricing precision. It also means we can grow by offering coverage to more home owners. We are introducing new coverage choices through our Optimum Package that will enable our customers to better customize their coverage to their specific needs.

Continued Catastrophe Management – We actively manage our exposure to catastrophe risk through a combination of risk avoidance, risk mitigation and risk transfer strategies. Our underwriting strategy for property insurance is to target customers whose risk of loss provides us with the opportunity for profitable growth. We do this by managing exposure on policies in catastrophe-prone areas. Because of our catastrophe management strategies, our catastrophe losses have been lower than our market share predicted. In 2005, we announced our withdrawal from the personal property business in Florida. Beginning in 2006, we no longer renewed policies of existing personal property policyholders in Florida as those policies came up for renewal. In 2006, we non-renewed more than 94% of our Property policies in Florida. At the end of 2006, we had approximately 1,700 personal property policies remaining in Florida, and by January 11, 2007 all policies were in non-renewal status.

Ease-of-Doing Business – Our commitment to providing our agents improved ease-of-doing business continues through our Safeco Now automated underwriting platform, which lowers our agents’ costs and provides an easy-to-use, Web-based sales-and-service platform. Our homeowners products are available on Safeco Now where we write personal property business. Our dwelling fire products are available on Safeco Now in 40 of the 43 states where we write personal property business. We increased our points of distribution by appointing approximately 1,200 new agents in 2006.

Compensation Structure –We made compensation changes that included an incentive that gave agents an extra two points of commission for every homeowners policy written in the fourth quarter of 2006. In addition, on October 1, 2006, monoline homeowners commission was increased from 10% to 15% for new and renewal business.

PREMIUMS

Net written premiums increased $16.0, or 1.8%, in 2006 compared with 2005, and decreased $10.1, or 1.1%, in 2005 compared with 2004. This reflected:

•

Changes in PIF – PIF grew 1.9%, in 2006 compared with 2005, and new Property policies written increased 19.9% in 2006 compared with 2005. Our policy counts in 2006 benefited from the transfer of approximately 13,000 homeowners policies of a competitor that was placed under regulatory supervision. The number of policies that did not renew with us in 2005 and 2004 exceeded the number of new policies written in each year, resulting in a decrease in PIF of 0.5% in 2005 compared with 2004. During 2005, we launched our homeowners and dwelling fire products on our Safeco Now platform. This contributed to an increase in new Property policies written of 40.9% in 2005 compared with 2004. Our new business increased in 40 states in 2005, offset by a decline in new business in catastrophe-prone states. Our homeowners retention rates were 84.1% in 2006 compared with 85.2% in 2005 and 83.7% in 2004.

•

Changes in average premiums – We file rate changes on a state-by-state basis. Rate changes are reflected on existing policies on renewal and are earned in our revenues over the twelve-month policy term. Overall we received approval for average rate decreases in our homeowners business of 2.9% in 2006, 1.0% in 2005 and increases of 1.3% in 2004. Premiums also are affected by automatic increases in the amount of insurance coverage to adjust for inflation in building costs and by shifts in the mix of our business, which we refer to as premium trend.

Net earned premiums decreased $4.3, or 0.5%, in 2006 compared with 2005, and decreased $7.3, or 0.8%, in 2005 compared with 2004. This reflected:

•	Changes in PIF – The change in PIF increased net earned premiums by $4.9 in 2006 compared with 2005, and the decline in PIF decreased net earned premiums by $33.8 in 2005 compared with 2004.

•

Changes in average premiums – Changes in average premiums decreased net earned premiums by $9.2 in 2006 compared with 2005, primarily due to rate decreases in 2006, and increased net earned premiums by $25.1 in 2005 compared with 2004.

UNDERWRITING RESULTS AND COMBINED RATIO

Our underwriting profit in Property decreased $34.5, and our combined ratio increased 3.7 points in 2006 compared with 2005. Our underwriting profit decreased $11.0, and our combined ratio increased 1.0 point in 2005 compared with 2004. Our underwriting results and combined ratios were primarily driven by:

•

Changes in average premiums – Our homeowners rate changes, combined with premium trend, increased our Property combined ratio by 0.5 points in 2006 compared with 2005, and decreased our combined ratio by 2.1 points in 2005 compared with 2004.

•

Loss costs – Our Property loss costs experienced a mid-single-digit percentage increase in 2006 compared with 2005, due primarily to increases in severity from the increased cost of building materials. These factors, net of reinsurance, increased our Property combined ratio by 1.7 points in 2006 compared with 2005. Our homeowners loss costs were relatively flat in 2005 compared with 2004. Loss costs for other property lines were down, resulting in a net decrease in loss costs for the Property segment in 2005. This change decreased our combined ratio by 0.6 points in 2005 compared with 2004.

•

Prior-year reserve development – Our underwriting results in 2006 included favorable prior-year reserve development of $15.7 due to lower-than-expected severity. Our underwriting results in 2005 included favorable prior-year reserve development of $11.0, including unfavorable prior-year reserve development of $10.5 in our estimates of the 2004 hurricanes in Florida and surrounding states. The favorable prior-year reserve development in 2005 reflected better-than-expected experience in our estimates of loss costs, primarily for accident years 2003 and 2004. Our underwriting results in 2004 included favorable prior-year reserve development of $47.5, primarily driven by changes in contract terms resulting in lower-than-expected frequency. The change in reserve development in 2006 decreased the combined ratio by 0.5 points compared with 2005. The change in reserve development in 2005 increased the combined ratio by 4.0 points compared with 2004.

•	Catastrophe losses – We categorize catastrophes as events resulting in losses greater than $0.5 per state and involving multiple claims and policyholders. Pretax after reinsurance catastrophe losses were $106.2 in 2006 compared with $103.9 in 2005 and $107.2 in 2004. Current accident year catastrophe losses in 2006 decreased the combined ratio by 1.6 points in 2006 compared with 2005. Included in the 2006 pretax catastrophe losses was $22.5 related to the Pacific Northwest windstorm in December 2006. Catastrophe losses in 2005 decreased the combined ratio by 1.5 points in 2005 compared with 2004. Catastrophe losses in 2005 included $53.7 from Hurricanes Katrina, Rita and Wilma along the Gulf Coast. Catastrophe losses in 2004 included $66.3 from the four hurricanes in Florida and surrounding states.

•

Expenses – Our expense ratio increased by 0.9 points in 2006 compared with 2005, reflecting increased near-term investment in technology and costs related to the implementation of our process improvement efforts. Higher agent bonus commission expenses, driven by increased dwelling fire new business and better-than-anticipated underwriting results, increased our expense ratio by 0.2 points in 2005 compared with 2004.

We anticipate the following factors will impact our growth and profitability in the near future:

Business Growth – As we continue to increase our new business, our geographic mix of business will shift. We expect to increase our market share in Texas and Eastern states. While we seek to grow our business in all states where we write Property business, our greatest growth challenges remain in the Central states, where we have priced our policies to cover our wind and hail exposure. We reduced our rates in California by 20.1% in January 2007. We expect this revision to stimulate additional growth. In addition to taking targeted rate decreases to reflect improved loss trends and lower expense ratios, we also are introducing additional coverage options to round out our product offerings. The focus of the new offerings will be to provide coverage choices that enable our customers to customize their coverage to their specific needs. New-business trends are favorable, and we expect further improvement.

Underwriting Segmentation – Our segmented personal property products offer up to 12 underwriting tiers, which we further refine using multivariate models to assess the risk of loss based on many factors and provide a more accurate price for a wider range of risks. Going forward, we expect to continually refine our underwriting and pricing models to increase precision in matching rate for each risk and to enable us to quote a broader range of risks within the states where we do business. We have replaced our existing dwelling fire product with our new tiered product in 35 states as of December 31, 2006 and plan to substantially complete the rollout of the new program by the end of 2007.

Compensation Structure – Based on our review of the competitive environment, we redesigned our agent compensation package effective October 1, 2006 to include an increase on new monoline homeowners commission from 10% to 15%. This redesign also increases the renewal commission in monoline homeowners from 10% to 15%, applied to policies written between February 2002 and September 2006. Starting January 1, 2007, commission on new dwelling fire business decreased from 20% to 15%.

Expense Management – We have launched a business process improvement effort that is examining all aspects of our operations for potential cost savings. The goal is to achieve greater efficiency by streamlining or eliminating processes, outsourcing processes where appropriate, and building our infrastructure and technological capability.

Overall – In 2007, we expect our Property segment revenue to grow modestly in non-catastrophe prone areas, while operating at a combined ratio that is slightly better than our long-term target of 92%.

Specialty

YEAR ENDED DECEMBER 31,	2006	2005	2004
Net Written Premiums	$110.6	$101.3	$93.4
Net Earned Premiums	105.4	98.1	90.2
Underwriting Profit	$29.0	$6.9	$11.9

Loss and LAE Ratio	42.5%	64.6%	61.7%
Expense Ratio	30.0	28.4	25.1

Combined Ratio	72.5%	93.0%	86.8%

Our Specialty operation provides individuals with umbrella, motorcycle, recreational vehicle, and boat owners insurance.

We’ve achieved profitability in our Specialty business through our:

•	Ease-of-doing business

•	Catastrophe management

Ease-of-Doing Business – Our commitment to providing ease-of-doing business for our agents continues through our Safeco Now automated underwriting platform, which lowers our agents’ costs and provides an easy-to-use, Web-based sales-and-service platform. We have automated the underwriting of our umbrella and motorcycle products through our Optimum Package that will enable our customer to choose their coverage to their specific needs. We recently completed the launch of our motorcycle product on Safeco Now. As a result, we wrote 18,600 new motorcycle policies in 2006, compared with 8,900 new motorcycle policies in 2005.

Catastrophe Management – We continue to actively manage our exposure to catastrophe risk through a combination of risk avoidance, risk mitigation and risk transfer strategies. Our underwriting strategy for Specialty insurance is to target customers whose risk of loss provides us with the opportunity for profitable growth. We have managed our catastrophe exposure by non-renewal of large boat policies. Due to our catastrophe management strategies, our catastrophe losses have been lower than our market share predicted.

PREMIUMS

Net written premiums increased $9.3, or 9.2%, in 2006 compared with 2005, and $7.9, or 8.5%, in 2005 compared with 2004. New-business policies sold increased 18.8% in 2006 compared with 2005, and decreased 2.7% in 2005 compared with 2004. The increased premiums in 2006 were due to an increase in new motorcycle policies and in the numbers of motorcycle policies that renewed with us, resulting in an increase in PIF. The increased premiums in 2005 were driven by an increase in the number of policies that renewed with us, resulting in an increase in PIF, primarily in our motorcycle, umbrella and recreational vehicle policies.

Net earned premiums increased $7.3, or 7.4%, in 2006 compared with 2005 and $7.9, or 8.8%, in 2005 compared with 2004.

UNDERWRITING RESULTS AND COMBINED RATIO

Our underwriting profit increased $22.1, and our combined ratio decreased 20.5 points in 2006 compared with 2005. Our underwriting profit decreased $5.0, and our combined ratio increased 6.2 points in 2005 compared with 2004. Our underwriting results and combined ratio were primarily driven by:

•

Loss costs – Lower umbrella losses decreased our combined ratio by 3.7 points in 2006 compared with 2005. Umbrella loss costs can be volatile from period to period. Higher umbrella losses, as a result of increased frequency, increased our combined ratio by 6.3 points in 2005 compared with 2004.

•

Prior-year reserve development – Our underwriting results in 2006 included favorable prior-year reserve development of $12.5, primarily related to reduced estimates of catastrophe losses from Hurricane Wilma as well as better-than-expected frequency for 2005 umbrella claims compared with favorable prior-year development of

$2.3 in 2005 and $9.6 in 2004. These changes in prior-year reserve development decreased our combined ratio by 9.5 points in 2006 compared with 2005, and increased our combined ratio by 8.3 points in 2005 compared with 2004.

•

Catastrophe losses – Pretax after reinsurance catastrophe losses were $(3.2) in 2006 compared with $9.3 in 2005 and $7.6 in 2004. The negative catastrophe loss amount in 2006 was due to reduced estimates of catastrophe losses from Hurricane Wilma. The 2005 catastrophe losses were primarily due to Hurricanes Katrina, Rita and Wilma in the Gulf States and in 2004 resulted from four hurricanes in Florida and surrounding states. Excluding prior-year development on catastrophes, lower catastrophe losses decreased our combined ratio by 9.6 points in 2006 compared with 2005. Higher catastrophe losses increased the combined ratio by 0.9 points in 2005 compared with 2004.

•

Expenses – Our expense ratio increased 1.6 points in 2006 compared with 2005, primarily reflecting our increased near-term investment in technology and costs related to the implementation of our strategic goals as well as higher commission expense due to change in mix of business. Our 2005 expense ratio increased 3.3 points compared with 2004 as a result of increased investment in technology.

We anticipated the following factors will impact our growth and profitability in the near future:

Expense Management – We have launched a business process improvement effort that is examining all aspects of our operations for potential cost savings. The goal is to achieve greater efficiency by streamlining or eliminating processes, outsourcing processes where appropriate, and building our infrastructure and technological capability.

Overall – We expect our Specialty product to grow modestly in non-catastrophe prone areas, particularly where we write boat owners policies, while operating at or better than our long-term target combined ratio of 92%.

SBI Regular

YEAR ENDED DECEMBER 31,	2006	2005	2004
Net Written Premiums	$1,262.9	$1,263.0	$1,258.5
Net Earned Premiums	1,245.4	1,272.2	1,224.7
Underwriting Profit	$162.2	$144.7	$74.3

Loss and LAE Ratio	52.5%	54.9%	60.4%
Expense Ratio	34.5	33.7	33.6

Combined Ratio	87.0%	88.6%	94.0%

Our SBI Regular segment provides insurance for small- to mid-sized businesses (customers who pay annual premiums of $200,000 or less). This is our core commercial lines business featuring these main products:

•	Businessowner policies (BOP)

•	Commercial auto

•	Commercial multi-peril (CMP)

•	Workers compensation

•	Commercial property

•	General liability

We’ve achieved profitability in SBI Regular through our:

•	Segmented insurance products

•	Ease-of-doing business

•	Catastrophe risk management

Segmented Insurance Products – Our automated underwriting platform uses multivariate models to assess the risk of loss based on many factors and provides a more accurate price for a wider range of risks. This allows us to offer policies to a wider range of small businesses. We believe this capability is a key competitive advantage. It allows us to better segment our business with higher risks charged higher rates and lower risk charged with lower rates. We validate the underwriting factors we use by reviewing them every month for unusual patterns in quotes, close rates and other factors by state, Zip code and agency. In commercial auto, we consider additional variables in rating risks that are not independently considered.

Ease-of-Doing Business – The introduction of CMP on Safeco Now and increased distribution points all contributed to new business growth in 2006. Safeco Now allows our agents to quote and issue new small-commercial business online in minutes. We have experienced growth in BOP, commercial auto and workers compensation, all of which are on Safeco Now. PIF for our automated products available on Safeco Now (BOP, commercial auto, CMP and workers compensation) increased 5.2% in 2006 compared with 2005, with most of our automated lines experiencing growth, while PIF for our non-automated products decreased 4.6% in 2006 compared with 2005. We increased our distribution points by appointing approximately 600 new commercial lines agents in 2006.

Our commitment to ease-of-doing business continued during 2006, as we further expanded our BOP product by adding more than 200 additional classes of business, increasing eligibility limits and expanding coverages in additional states. The expanded product is available in all states where we write commercial business. We expanded our commercial auto automated underwriting model on the Safeco Now platform to include auto fleets of 15 vehicles, up from nine, and we enhanced our CMP product by introducing quote and issue capabilities on Safeco Now for our package policies up to $20,000 in annual premium. We also offered an incentive that gave agents an extra two points of commission for most commercial lines new business policies written in the fourth quarter of 2006.

Catastrophe Risk Management – Our underwriting strategy is to target customers whose risk of loss provides us with the opportunity for profitable growth. We do this by managing exposure on policies in catastrophe-prone areas. Historically, when writing business in catastrophe-prone areas we have followed strict guidelines that include variables such as building age and condition, coastal proximity and standards for policy deductibles.

PREMIUMS

Net written premiums were flat in 2006 compared with 2005, and increased $4.5, or 0.4%, in 2005 compared with 2004. The changes in net written premiums were driven by:

•

Changes in PIF – PIF increased 0.4% in 2006 compared with 2005, and decreased 0.6% in 2005 compared with 2004. This reflected retention rates of 79.0% in 2006, 80.0% in 2005 and 79.9% in 2004. Our new policies sold increased 16.7% in 2006 compared with 2005 and 7.3% in 2005 compared with 2004.

•

Price changes – We file rate changes on a state-by-state basis. Our average prices, which include filed rate changes and exposure growth, were down 1.2% in 2006, after decreasing slightly in 2005 and increasing 3.0% in 2004. Premiums are affected by growth in the exposures we cover due to factors such as changes in payroll, the number of employees, sales receipts and property building values for the businesses we insure. Price changes are reflected on existing policies at renewal.

•	Mix of business – In addition to price changes, premiums are impacted by changes in average policy size and mix of policy lines.

Net earned premiums decreased $26.8, or 2.1%, in 2006 compared with 2005, and increased $47.5, or 3.9%, in 2005 compared with 2004. The changes in net earned premiums were driven by:

•	Price changes – Price changes decreased net earned premiums by $22.5 in 2006 compared with 2005, and increased net earned premiums by $8.6 in 2005 compared with 2004.

•	Mix of business – Mix of business increased net earned premiums by $0.7 in 2006 compared with 2005 and $40.9 in 2005 compared with 2004.

UNDERWRITING RESULTS AND COMBINED RATIO

Our underwriting profit in SBI Regular increased $17.5, and our combined ratio decreased 1.6 points in 2006 compared with 2005. Our underwriting profit increased $70.4, and our combined ratio decreased 5.4 points in 2005 compared with 2004. Our underwriting results and combined ratio primarily reflected:

•	Price changes – Our price changes increased our combined ratio by 1.2 points in 2006 compared with 2005, and decreased our combined ratio by 0.5 points in 2005 compared with 2004.

•

Loss costs – Loss costs decreased slightly over the past year, reflecting a mid-single-digit percentage decrease in claims frequency, offset by a low-single-digit percentage increase in claims severity. As a result, this decreased the combined ratio by 0.2 points in 2006 compared with 2005. Loss costs increased slightly in 2005 compared with 2004 due to increased claims severity as a result of higher labor and material costs, which were partly offset by a decrease in claims frequency. This increased the combined ratio by 0.6 points in 2005 compared with 2004.

•

Prior-year reserve development – Our underwriting results in 2006 included favorable prior-year reserve development of $26.6 due to lower-than-expected claims frequency in CMP partially offset by an increase in auto liability claims severity. Our underwriting results in 2005 included favorable prior-year reserve development of $37.2, primarily related to decreases in auto and CMP business due to lower-than-anticipated claims frequency. These decreases were partially offset by increases in workers compensation due to increased provisions for long-term medical claim inflation and associated claims adjustment expenses. Our underwriting results in 2004 included favorable prior-year reserve development of $25.4, primarily related to favorable reserve development associated with Ohio commercial auto business and World Trade Center losses. The difference in prior-year reserve development increased the combined ratio by 0.8 points in 2006 compared with 2005, and decreased the combined ratio by 0.8 points in 2005 compared with 2004.

•

Catastrophe losses – Our pretax after reinsurance catastrophe losses were $21.9 in 2006, $59.1 in 2005 and $113.9 in 2004. The lower catastrophe losses decreased our combined ratio by 2.4 points in 2006 compared with 2005, and by 4.4 points in 2005 compared with 2004.

•

Expenses –The increase in our expense ratio of 0.8 points in 2006 compared with 2005 was the result of higher agent bonus commissions and employee performance bonus expenses related to our improved underwriting results. The expense ratio was relatively flat in 2005 compared with 2004.

We anticipate the following factors will impact our growth and profitability in the near future:

Competition – We continue to see intense competition around both our small- and mid-sized businesses. Mid-market competition is characteristically more significant than what we are seeing in our small-business lines. We remain committed to disciplined pricing and underwriting based on loss-cost trends, and we intend to meet our profit margin targets. We will continue to compete in these conditions through enhancements to our Safeco Now sales-and-service platform, continued focus on agent relationships and our retention efforts through distinctive customer service.

Expense Management – We have launched a business process improvement effort that is examining all aspects of our operations for potential cost savings. The goal is to achieve greater efficiency by streamlining or eliminating processes, outsourcing processes where appropriate, and building our infrastructure and technological capability.

Business Growth – Given the increasing number of small businesses in the United States and the lack of a dominant market leader, we continue to see growth potential in this segment. Our goal is to be the leading small-business insurance writer in the independent agency channel. We will continue to appropriately match rate with risk through segmentation and disciplined underwriting. We will charge prices that will allow us to achieve our target profit margins, and we will decline to write business when pricing or risk factors do not allow us to earn our target returns. We will expand our appetite for business by expanding limits and removing others.

Compensation Structure – Based on our review of the competitive environment, we redesigned our agent compensation package for 2007 to include a minor increase to our commercial lines commission structure.

Overall – In 2007, despite competitive conditions in the marketplace, we expect our SBI Regular segment revenue to grow while operating at our long-term target combined ratio of 95%.

SBI Special Accounts Facility

YEAR ENDED DECEMBER 31,	2006	2005	2004
Net Written Premiums	$267.5	$275.1	$295.1
Net Earned Premiums	264.2	283.2	291.1
Underwriting Profit	$68.7	$78.7	$28.5

Loss and LAE Ratio	39.1%	42.1%	59.0%
Expense Ratio	34.9	30.1	31.2

Combined Ratio	74.0%	72.2%	90.2%

Our SBI Special Accounts Facility segment includes insurance for large-commercial accounts (customers who pay annual premiums of more than $200,000). While our main focus is the small- to mid-sized market, we continue to serve some large-commercial accounts on behalf of key agents and brokers who sell our core commercial products. Agents who have placed large-commercial accounts with us produced approximately 50% of our new business in SBI Regular in 2006.

Special Accounts Facility also provides insurance for the following commercial programs:

•	Agents’ errors and omissions insurance

•	Property and liability insurance for mini-storage and warehouse properties

•	Professional and general liability insurance for non-profit social service organizations

PREMIUMS

Net written premiums decreased $7.6, or 2.8%, in 2006 compared with 2005, and $20.0, or 6.8%, in 2005 compared with 2004. Net written premiums decreased in 2006 compared with 2005 due to a slight decrease in average premiums, rate decreases and a slight decrease in policies-in-force. The decrease in 2005 compared with 2004 was primarily due to the reduction in written premiums in our non-profit social services programs as a result of an increasingly competitive market.

Net earned premiums decreased $19.0, or 6.7%, in 2006 compared with 2005, and $7.9, or 2.7%, in 2005 compared with 2004.

UNDERWRITING RESULTS AND COMBINED RATIO

Our underwriting profit decreased $10.0, and our combined ratio increased 1.8 points in 2006 compared with 2005. Our underwriting profit increased $50.2, and our combined ratio decreased 18.0 points in 2005 compared with 2004. Our underwriting results and combined ratio primarily reflected:

•

Prior-year reserve development – Our underwriting results in 2006 included favorable prior-year reserve development of $38.2, compared with favorable prior-year reserve development of $42.4 in 2005, and $0.4 in 2004 and for all three years the reserves were primarily related to general liability coverages. The difference in prior-year reserve development increased our combined ratio by 0.5 points in 2006 compared with 2005 and decreased our combined ratio by 14.9 points in 2005 compared with 2004.

•

Our pretax after reinsurance catastrophe losses were $0.1 in 2006, $17.5 in 2005 and $28.0 in 2004. The lower catastrophe losses decreased our combined ratio by 3.2 points in 2006 compared with 2005 and by 3.4 points in 2005 compared with 2004.

•

Expenses – Our expense ratio increased in 2006 compared with 2005 by 4.8 points primarily due to an increase in bonus commissions related to our social services program. Our expense ratio was relatively flat in 2005 compared with 2004.

We plan to continue providing a limited large-commercial resource for those agents and brokers who are also writing auto, property or small- to mid-sized commercial insurance with us, and to continue writing specialty insurance programs to the extent market conditions provide reasonable margins.

Surety

YEAR ENDED DECEMBER 31,	2006	2005	2004
Net Written Premiums	$326.3	$278.4	$231.4
Net Earned Premiums	297.5	260.9	203.0
Underwriting Profit	$98.4	$55.0	$42.4

Loss and LAE Ratio	22.6%	32.5%	28.3%
Expense Ratio	44.3	46.4	50.8

Combined Ratio	66.9%	78.9%	79.1%

Our Surety segment provides surety bonds for construction and commercial businesses.

We’ve achieved growth and underwriting profitability in our Surety business through:

•	Favorable market conditions

•	Underwriting and pricing discipline

•	Compensation structure

PREMIUMS

Net written premiums increased $47.9, or 17.2%, in 2006 compared with 2005 and $47.0, or 20.3%, in 2005 compared with 2004. The increases in net written premiums over the past two years were driven by increased large contract new business. The favorable market conditions for construction and economic expansion fueled the growth in large contract business in 2006 and 2005.

Net earned premiums increased $36.6, or 14.0%, in 2006 compared with 2005 and $57.9, or 28.5%, in 2005 compared with 2004. New business increased net earned premiums by $32.2 in 2006 compared with 2005 and $45.4 in 2005 compared with 2004.

UNDERWRITING RESULTS AND COMBINED RATIO

Our underwriting profit increased $43.4, and our combined ratio decreased 12.0 points in 2006 compared with 2005. Our underwriting profit increased $12.6, and our combined ratio decreased 0.2 points in 2005 compared with 2004. The results in both years reflected our disciplined underwriting, favorable loss experience and decreased commission expense.

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

Expense Management – We have launched a business process improvement effort that is examining all aspects of our operations for potential cost savings. The goal is to achieve greater efficiency by streamlining or eliminating processes, outsourcing processes where appropriate, and building our infrastructure and technological capability.

Overall – We expect the surety market to continue to be more competitive as industry results were stable in 2006. As a result, we anticipate our growth rates will moderate in 2007. We expect our loss experience in 2007 to be at more historical levels, versus the unusually low loss experience in 2006. Therefore, we expect our combined ratio to increase in 2007 compared with 2006.

P&C Other

YEAR ENDED DECEMBER 31,	2006	2005	2004
Net Written Premiums	$72.7	$156.1	$170.0
Net Earned Premiums	73.6	157.3	170.9
Underwriting Loss	$(54.4)	$(103.9)	$(70.2)

Our P&C Other segment includes:

•	Runoff assumed reinsurance business

•	Large-commercial business accounts in runoff and specialty programs that we have exited, including asbestos and environmental results

•	Safeco Financial Institution Solutions (SFIS), our lender-placed property insurance business, which we sold on April 30, 2006

•	Runoff London operations, which we sold in 2005

PREMIUMS

Net written premiums decreased $83.4, or 53.4%, in 2006 compared with 2005 and $13.9, or 8.2%, in 2005 compared with 2004. Net earned premiums decreased $83.7, or 53.2%, in 2006 compared with 2005 and $13.6, or 8.0%, in 2005 compared with 2004. The decrease in 2006 compared with 2005 was primarily due to the sale of SFIS. Net written premiums related to this business were $71.9 in 2006 through the sale date of April 30, 2006, compared with $148.6 in 2005 and net earned premiums were $72.3 in 2006 and $148.7 in 2005. The decrease in 2005 compared with 2004 was primarily due to the non-renewal of a large account in SFIS.

UNDERWRITING RESULTS

Our underwriting results increased $49.5 in 2006 compared with 2005, and decreased $33.7 in 2005 compared with 2004. Our underwriting results include the results of SFIS through April 30, 2006. SFIS underwriting profit was $10.8 in 2006 compared with an underwriting loss of $46.1 in 2005 and an underwriting loss of $2.2 in 2004. Catastrophe losses for SFIS were $(0.4) in 2006, compared with $53.3 in 2005 and $20.2 in 2004. The higher catastrophe losses in 2005 were primarily due to Hurricanes Katrina, Rita and Wilma in the Gulf states.

Our underwriting results also included $50.3 of unfavorable prior-year reserve development in 2006, primarily related to asbestos claims and sexual misconduct allegations for religious institutions. In 2005, $48.2 of unfavorable prior-year reserve development was primarily driven by reserve increases in assumed reinsurance and asbestos and environmental, partially offset by favorable construction defects reserve development. In 2004, $51.6 of unfavorable prior-year reserve development was primarily driven by asbestos and environmental reserves.

Reinsurance

We collect money from reinsurers for losses we have that are covered by reinsurance. We had $429.9 of reinsurance recoverables at December 31, 2006, net of an allowance of $12.9 that we estimated as uncollectible. We had $447.0 of reinsurance recoverables at December 31, 2005, net of an allowance of $12.5 that we estimated as uncollectible.

We analyze our reinsurance recoverables according to the credit ratings and types of reinsurers. At year-end 2006:

•	27.6% of our reinsurance recoverables were due from state and mandatory reinsurance pools

•	86.8% of the remaining amounts due from our reinsurers outside the mandatory pools were due from reinsurers rated A– or higher by A.M. Best

To help reduce the financial impact of losses in our business, our primary purchases of reinsurance cover:

•	Property catastrophes

•	Workers compensation

•	Commercial property

•	Commercial umbrella

•	Surety

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

Our property catastrophe reinsurance is excess-of-loss reinsurance, which provides us with reinsurance coverage over an agreed-upon amount. The terms of our property catastrophe reinsurance in 2007 are:

•	The first $200.0 of any property catastrophe loss is entirely ours. This is our retention – the amount of losses we absorb before the reinsurers reimburse us.

•	Our reinsurers reimburse us 90% for the next $300.0 of the loss. We absorb the other 10%.

•	For events other than earthquake, the entire amount above $500.0 is ours.

•

For earthquake events, we have an additional level of coverage. Our reinsurers reimburse us for 90% of $500.0 in excess of the first $500.0 of the loss. The entire amount of any earthquake loss above $1,000.0 is ours.

The terms of our 2006 property catastrophe reinsurance were:

•	The first $150.0 of any property catastrophe loss was our retention.

•	Our reinsurers reimbursed us 90% for the next $350.0 of the loss. We absorbed the other 10%.

•	For events other than earthquake, the entire amount above $500.0 was ours.

•

For earthquake events, we had an additional level of coverage. Our reinsurers reimbursed us for 90% of $500.0 in excess of the first $500.0 of the loss. The entire amount of any earthquake loss above $1,000.0 was ours.

Should we make a catastrophe claim to our reinsurers, we can reinstate this reinsurance coverage once with payment of an additional premium.

Workers Compensation Reinsurance – Our workers compensation reinsurance reduces the financial impact a single-event or catastrophe loss may have on our results. It is excess-of-loss reinsurance.

The terms of our workers compensation reinsurance in 2006 and 2007 are:

•	The first $5.0 of any workers compensation loss is our retention.

•	Our reinsurer reimburses us for the next $15.0 of the loss.

•	Our reinsurers reimburse us 90% of the next $30.0.

•	The entire amount above $50.0 is ours.

We can reinstate once with payment of an additional premium for reinsurance covering losses above $50.0.

Commercial Property Reinsurance – Our commercial property reinsurance reduces the financial impact that any single loss can have on us. It is excess-of-loss reinsurance.

The terms of our commercial property reinsurance in 2006 and 2007 are:

•	The first $5.0 of any loss for each commercial property risk is our retention.

•	Our reinsurer reimburses us for the next $15.0 of the loss for each commercial property risk.

•	Risks above $20.0 are reinsured individually for each risk (facultative reinsurance).

Commercial Umbrella Reinsurance – Our commercial umbrella reinsurance reduces the financial impact of losses in this line of our business. We provide our customers with umbrella insurance to cover losses that exceed the amounts covered by other insurance policies they own. For our commercial umbrella business, we have excess-of-loss reinsurance.

The terms of our commercial umbrella reinsurance in 2007 are:

•	The first $4.0 of any commercial umbrella loss on each policy is our retention.

•	Our reinsurer reimburses us for 80% of the next $16.0 for each commercial umbrella loss on each policy.

•	Risks above $20.0 are facultatively reinsured.

The terms of our 2006 commercial umbrella reinsurance were:

•	The first $4.0 of any commercial umbrella loss on each policy was our retention.

•	Our reinsurer reimbursed us for the next $16.0 for each commercial umbrella loss on each policy.

•	Risks above $20.0 were facultatively reinsured.

Surety Reinsurance – For our surety business, we have excess-of-loss reinsurance.

The terms of our Surety reinsurance in 2007 are:

•	The first $20.0 of any surety loss is our retention.

•	Our reinsurers reimburse us 80% of the next $80.0 of the loss under each of the three layers of coverage.

•	The entire amount above $100.0 is ours.

The terms of our Surety reinsurance in 2006 were:

•	The first $20.0 of any surely loss was our retention.

•	Our reinsurers reimbursed us 90% of the next $80.0 of the loss under each of the three layers of coverage.

•	The entire amount above $100.0 was ours.

Impact of Terrorism

The Terrorism Risk Insurance Extension Act of 2005 (TRIEA) extends the requirement of insurance companies to offer terrorism coverage to certain commercial policyholders, including workers compensation policyholders. Under the extension, TRIEA now excludes automobile, burglary and theft, surety, professional liability and farm owners’ multi-peril insurance. Although TRIEA excludes professional liability insurance from the commercial policies required to offer terrorism coverage, it explicitly retains directors’ and officers’ liability insurance.

U.S. Government Funding – Under TRIEA, the U.S. Government will provide funding to the insurance industry if a terrorist attack is certified as such by the Secretary of the Treasury in concurrence with the Secretary of State and Attorney General of the United States. The criteria for certification include: the act is dangerous to human life, property or infrastructure; and is committed by an individual or individuals on behalf of any foreign person or foreign interest. The extension adds a program trigger. Under this new provision, insurers will not be compensated unless the aggregate industry insured losses from a certified act of terrorism, occurring in 2007, exceed $100.0. Subject to the program trigger, the U.S. Government’s share is 85% of the certified losses in excess of individual insurance company deductibles in Program Year 5 (2007). TRIEA determines the deductibles for insurance companies as a percentage of their direct earned premiums. Our estimated deductible for 2007 is $246.2.

Terrorism Exclusions – Prior to the enactment of TRIEA, our policies excluded losses due to foreign terrorism in states that had approved the exclusions. For TRIEA-covered policies, we do not exclude losses due to foreign terrorism unless the policyholder rejects our mandatory offer of terrorism coverage. The Insurance Services Office (ISO) created coverage and pricing tools to help insurers respond to the TRIEA requirements.

If the policyholder does reject our mandatory offer of terrorism coverage, we can then exclude coverage for losses due to foreign terrorism. The ISO has filed exclusions for acts of terrorism as defined by TRIEA, and we have adopted those filings. However, some states limit the use of terrorism exclusions.

Reinsurance Options – The availability of terrorism reinsurance is limited in the commercial reinsurance market. Our current reinsurance program provides limited terrorism coverage. All reinsurance treaties exclude certified terrorist acts and also non-certified terrorist acts involving nuclear, chemical, biological or radioactive materials. Treaties providing both certified and non-certified terrorist acts include our workers compensation reinsurance program and our commercial umbrella reinsurance program. Our property catastrophe treaty provides non-certified terrorism coverage for 90% of $300.0 above the first $200.0 of loss.

Our Exposure is Modest – We believe our exposure to potential terrorism losses is relatively modest across all our product lines.

With commercial insurance, our focus is on small- to mid-sized businesses – generally not viewed as likely potential terrorism targets.

Similarly, with workers compensation policies, the number of employees covered is a key consideration. We decline to provide coverage in cases where we believe the exposure to terrorism is potentially greater.

With our personal lines of insurance, we believe that losses due to terrorism would be relatively modest. We believe that exposure and risk to individuals are small.

Our Corporate Results

YEAR ENDED DECEMBER 31,	2006	2005	2004
Corporate Segment Results	$(61.1)	$(47.8)	$(98.8)
Contribution to Safeco Insurance Foundation	(30.0)	—	—
Realized Gain on Contributions to Safeco Insurance Foundation	29.2	—	—
Gains on Sales of Real Estate	168.7	—	—
Losses on Debt Repurchases	(4.5)	(4.0)	(121.0)
Net Realized Investment Gains (Losses) before Taxes	(3.4)	(3.2)	21.1

Income (Loss) from Continuing Operations before Income Taxes	$98.9	$(55.0)	$(198.7)

In our Corporate segment, we include:

•	Interest expense on our debt

•	Miscellaneous corporate investment and other activities, including real estate holdings, contributions to Safeco Insurance Foundation and transactions and losses on debt repurchases

•	Our intercompany eliminations

Gains on sales of real estate – In connection with our revision in our real estate strategy, we sold various real estate in 2006, detailed in the table below:

REAL ESTATE SOLD	PROCEEDS	PRETAX GAIN ON SALE	AFTER TAX GAIN ON SALE
Redmond, Washington	$212.6	$41.1	$26.7
University District, Seattle, Washington	124.1	107.4	69.8
Portland, Oregon	19.4	15.2	9.9
Pleasant Hill, California	10.2	2.8	1.8
Spokane, Washington	5.8	2.2	1.4

Total Real Estate Sold	$372.1	$168.7	$109.6

Our corporate segment results for the year ended December 31, 2006 include a non-recourse, non-refundable marketable equity securities contribution of $30.0 to the Safeco Insurance Foundation (the Foundation), a separate 501(c)(3) endowment fund. Since the Foundation’s inception, we have provided at no charge certain resources to the Foundation such as accounting, legal and investment management services and office space. See Note 16 to our Notes to Consolidated Financial Statements.

In 2006, we repurchased $54.3 in principal amount of 8.072% Debentures for $58.8 and $2.7 in principal amount of 6.875% senior notes for $2.7. Including transaction costs, we reported a pretax loss on debt repurchases of $4.5 ($2.9 after tax) in the Consolidated Statements of Income. In 2005, we repurchased $25.9 in principal amount of 7.25% senior notes for $29.8. Including transaction costs, we reported a pretax loss on debt repurchase of $4.0 ($2.6 after tax) in the Consolidated Statements of Income. In 2004, we repurchased $473.4 in principal amount of 8.072% Debentures for $562.7, and we repurchased $145.0 in principal amount of 7.25% senior notes for $170.9. Including transaction costs, we reported a pretax loss on debt repurchases of $121.0 ($78.7 after tax) in the Consolidated Statements of Income.

Our interest expense was:

•	$91.4 in 2006

•	$88.6 in 2005

•	$108.2 in 2004

The increase in 2006 compared with 2005 was due to increased interest rates on the portion of our debt that is swapped to floating rates partially offset by a decrease in interest expense as a result of our debt repurchases described previously. The decrease in 2005 compared with 2004 was due to our debt repurchases.

Our Investment Results

Investment returns are an important part of our overall profitability. Investment returns are subject to various risks such as interest rate, market and credit risks. Fluctuations in the fixed-income or equity markets could affect the timing and the amount of our net investment income. Defaults by third parties in the payment or performance of their obligations – primarily on our investments in corporate bonds – could reduce our net investment income or create net realized investment losses.

NET INVESTMENT INCOME

This table summarizes our pretax net investment income by portfolio:

YEAR ENDED DECEMBER 31,	2006	2005	2004
P&C	$476.6	$460.6	$445.0
Corporate	32.5	24.5	19.6

Total Net Investment Income	$509.1	$485.1	$464.6

Our investment income yields were:

YEAR ENDED DECEMBER 31,	2006	2005	2004
Pretax	4.9%	4.9%	5.1%
After-Tax	3.7%	3.6%	3.7%

The increase in net investment income in 2006 compared with 2005 was due to higher interest rates on new purchases of fixed income investments. The increase in net investment income in 2005 compared with 2004 was due to an increase in average invested assets, as a result of positive operating cash flows partially offset by lower yields on new investments, compared with yields on matured or called investments.

Our after-tax yields increased in 2006 compared with 2005 due to our increased investment in tax-exempt municipal bonds. Our after-tax yields decreased in 2005 compared with 2004 at a lesser rate than our pretax yield due to our increased investment in tax-exempt municipal bonds. In addition, we shifted our asset allocation mix to reduce the amount of marketable equity securities we hold.

NET REALIZED INVESTMENT GAINS AND LOSSES

Pretax net realized investment gains (losses) by portfolio were:

YEAR ENDED DECEMBER 31,	2006	2005	2004
P&C	$(22.0)	$63.6	$179.7
Corporate	(3.4)	(3.2)	21.1
Net Realized Investment Gain on Contribution to Safeco Insurance Foundation	29.2	—	—

Total Pretax Net Realized Investment Gains	$3.8	$60.4	$200.8

Pretax net realized investment gains and losses by component for the last three years were:

YEAR ENDED DECEMBER 31,	2006	2005	2004
Gross Gains on Fixed Maturities Transactions	$26.7	$15.3	$52.0
Gross Losses on Fixed Maturities Transactions	(13.1)	(14.0)	(13.5)
Gross Gains on Marketable Equity Securities Transactions	73.8	83.5	170.2
Gross Losses on Marketable Equity Securities Transactions	(9.2)	(7.3)	(12.1)

Total Net Gains on Securities Transactions	78.2	77.5	196.6

Impairments on Fixed Maturities	(64.5)	(12.7)	(8.8)
Impairments on Marketable Equity Securities	(14.7)	(2.8)	(0.2)

Total Impairments	(79.2)	(15.5)	(9.0)

Other, Net	4.8	(1.6)	13.2

Total Pretax Net Realized Investment Gains	$3.8	$60.4	$200.8

NET GAINS ON SECURITIES TRANSACTIONS

Net gains on fixed maturities transactions increased $12.3 in 2006 compared with 2005, and decreased $37.2 in 2005 compared with 2004.

Net gains on marketable equity securities transactions decreased $11.6 in 2006 compared with 2005, and $81.9 in 2005 compared with 2004.

In 2006, the fair value of fixed maturities that we sold at a loss was $815.8. Our total net realized investment loss on these sales was $11.5. In 2005, the fair value of fixed maturities that we sold at a loss was $809.4. Our total net realized investment loss on these sales was $13.0. In 2006, the fair value of marketable equity securities that we sold at a loss was $100.2. Our total net realized investment loss on these sales was $9.2. In 2005, the fair value of marketable equity securities that we sold at a loss was $42.9. Our total net realized investment loss on these sales was $7.3. Our net realized investment losses on transactions in 2006 were primarily related to additional impairments of securities initially impaired in prior periods, securities that became impaired during the year ended December 31, 2006, and sales of securities that had substantially recovered in value. The securities sold at a loss during 2006 and 2005 were due to sales of fixed maturities to fund our accelerated share repurchase program and the sale of lower-yielding taxable bonds to purchase tax-exempt securities to grow our municipal bond portfolio.

IMPAIRMENTS

We closely monitor every investment that has declined in fair value to below our cost or amortized cost. If we determine that the decline is other-than-temporary, we write down the security to its fair value and report the charge as an impairment in Net Realized Investment Gains in the Consolidated Statements of Income in the period that we make this determination. More information about our process of estimating investment impairments can be found in the discussion of Application of Critical Accounting Estimates on page 28.

In our impairment determination process, we consider our intent and ability to hold to maturity investments with declines in value. However, our intent to hold the investment could change due to changes in the financial condition and near-term prospects of the issuer or significant changes in our cash needs as a result of a major catastrophe.

Pretax investment impairments by portfolio were:

YEAR ENDED DECEMBER 31,	2006	2005	2004
P&C
Fixed Maturities	$56.9	$11.7	$8.8
Marketable Equity Securities	14.7	2.8	0.2
Corporate
Fixed Maturities	7.6	1.0	—

Total Pretax Investment Impairments	$79.2	$15.5	$9.0

Recent changes in management resulted in a shift in our portfolio strategy to tax-exempt municipal bonds and a change to our real estate strategy. These changes resulted in a review of our investment portfolio and as a result, we changed our intent to hold certain securities long enough for them to recover to full value. In 2006, $74.9 of our investment impairments related to securities that we may not hold until they recover to full value.

We continually monitor our investment portfolio and markets for opportunities to:

•	Improve credit quality

•	Reduce our exposure to companies and industries with credit problems

•	Manage call risk

Investment Portfolio

These tables summarize our investment portfolio at December 31, 2006 and 2005:

DECEMBER 31, 2006	COST OR AMORTIZED COST	CARRYING VALUE
P&C
Fixed Maturities – Taxable	$4,464.6	$4,501.4
Fixed Maturities – Non-taxable	4,153.5	4,333.5
CORPORATE
Fixed Maturities – Taxable	283.5	284.1

Total Fixed Maturities	8,901.6	9,119.0
Marketable Equity Securities	1,018.4	1,529.7
Other Invested Assets	14.3	14.3

Total Investment Portfolio	$9,934.3	$10,663.0

DECEMBER 31, 2005	COST OR AMORTIZED COST	CARRYING VALUE
P&C
Fixed Maturities – Taxable	$5,965.6	$5,994.3
Fixed Maturities – Non-taxable	2,868.1	3,009.1
CORPORATE
Fixed Maturities – Taxable	365.4	358.5

Total Fixed Maturities	9,199.1	9,361.9
Marketable Equity Securities	737.7	1,123.5
Other Invested Assets	10.7	10.7

Total Investment Portfolio	$9,947.5	$10,496.1

As of December 31, 2006, our fixed maturities, carried at $9,119.0, included:

•	Gross unrealized gains of $256.7

•	Gross unrealized losses of $39.3

As of December 31, 2006, our marketable equity securities, carried at $1,529.7, included:

•	Gross unrealized gains of $514.3

•	Gross unrealized losses of $3.0

As of December 31, 2005, our fixed maturities, carried at $9,361.9, included:

•	Gross unrealized gains of $254.1

•	Gross unrealized losses of $91.3

As of December 31, 2005, our marketable equity securities, carried at $1,123.5, included:

•	Gross unrealized gains of $393.9

•	Gross unrealized losses of $8.1

Investments in secured finance mortgage-backed securities accounted for 17.6% of our total gross unrealized losses at December 31, 2006 and 11.4% of our total gross unrealized losses at December 31, 2005. Investments in the banking industry accounted for 12.4% of our total gross unrealized losses at December 31, 2005.

We reviewed all our investments with unrealized losses at the end of 2006. For all investments other than those for which we recognized an impairment charge, our evaluation determined that all their declines in fair value were temporary, and we had the intent and ability to hold these securities until they had recovered in value.

This table shows by maturity, the total amount of gross unrealized losses on fixed maturities and marketable equity securities at December 31, 2006:

DECEMBER 31, 2006	COST OR AMORTIZED COST	FAIR VALUE	COST IN EXCESS OF FAIR VALUE
Fixed Maturities:
One Year or Less	$264.4	$263.4	$(1.0)
Over One Year through Five Years	1,399.6	1,380.7	(18.9)
Over Five Years through Ten Years	243.3	239.0	(4.3)
Over Ten Years	364.1	360.3	(3.8)
Mortgage-Backed Securities	764.5	753.2	(11.3)

Total Fixed Maturities	3,035.9	2,996.6	(39.3)
Total Marketable Equity Securities	99.0	96.0	(3.0)

Total	$3,134.9	$3,092.6	$(42.3)

Unrealized losses on our fixed maturities that have been in a loss position for more than a year at December 31, 2006 were $32.3, compared with $44.5 at December 31, 2005, reflecting changes in interest rates. There were no unrealized losses on our marketable equity securities that were in a loss position for more than a year at December 31, 2006. Unrealized losses on our marketable equity securities that were in a loss position for more than a year at December 31, 2005 were $1.2. These unrealized losses were less than 1% of our total portfolio value at both December 31, 2006 and 2005.

We continue to monitor these securities as part of our overall portfolio evaluation. If we determine an unrealized loss to be other-than-temporary, we report an impairment loss in the period that we make the determination.

DIVERSIFICATION

Our investment portfolio is well diversified by issuer and industry type with no single issuer, except the U.S. Government fixed maturities, exceeding 1% of the fair value of our consolidated investment portfolio.

These tables show our investment types and industries of our fixed maturities and marketable equity securities that exceed 3% of our portfolio at year-end 2006 or 2005:

DECEMBER 31, 2006	CARRYING VALUE	% OF TOTAL
States and Political Subdivisions	$4,511.7	42.3%
Banks	954.1	8.9
U.S. Government and Agencies	787.9	7.4
Utilities	302.6	2.8
Diversified Financial Services	249.3	2.3
Mortgage-Backed Securities	1,169.6	11.0
Other	2,673.5	25.2

Total Fixed Maturities and Marketable Equity Securities	10,648.7	99.9
Other Invested Assets	14.3	0.1

Total Investment Portfolio	$10,663.0	100.0%

DECEMBER 31, 2005	CARRYING VALUE	% OF TOTAL
States and Political Subdivisions	$3,365.1	32.1%
Banks	1,134.5	10.8
U.S Government and Agencies	1,005.0	9.6
Utilities	409.5	3.9
Diversified Financial Services	391.5	3.7
Mortgage-Backed Securities	1,238.8	11.8
Other	2,941.0	28.0

Total Fixed Maturities and Marketable Equity Securities	10,485.4	99.9
Other Invested Assets	10.7	0.1

Total Investment Portfolio	$10,496.1	100.0%

INVESTMENT PORTFOLIO QUALITY

The quality ratings of our fixed maturities portfolio were:

RATING	PERCENT AT DECEMBER 31, 2006	PERCENT AT DECEMBER 31, 2005
AAA	54%	47%
AA	15	12
A	19	26
BBB	10	13

Subtotal	98	98
BB or lower	1	1
Not Rated	1	1

Total	100%	100%

Below Investment Grade and Other Securities – A security is considered below investment grade if it has a rating below BBB. Our consolidated investment portfolio included below investment grade fixed maturities with a fair value of:

•	$83.0 at year-end 2006

•	$103.1 at year-end 2005

As of December 31, 2006, these securities represented 0.9% of our total fixed maturities at fair value. As of December 31, 2005, these securities represented 1.1% of our total fixed maturities at fair value. The related amortized cost of the below investment grade fixed maturities was $79.1 at year-end 2006 and $99.5 at year-end 2005.

As of December 31, 2006, our below investment grade securities included gross unrealized investment gains of $4.1 and gross unrealized losses of $0.2. As of December 31, 2005, our below investment grade securities included gross unrealized investment gains of $4.5 and gross unrealized losses of $0.9.

Our investment portfolio also included $144.2 of non-publicly traded fixed maturities and marketable equity securities – representing 1.4% of our total portfolio at year-end 2006, and $87.4 of not-rated fixed maturities – securities not rated by a national rating service – representing 0.8% of our total portfolio at year-end 2006. At year-end 2005, our portfolio included $129.3 of non-publicly traded fixed maturities and marketable equity securities – representing 1.2% of our total portfolio and $85.3 of not-rated fixed maturities– representing 0.8% of our total portfolio.

MORTGAGE-BACKED SECURITIES

Our mortgage-backed securities consist mainly of commercial mortgage-backed securities (CMBSs), residential collateralized mortgage obligations (CMOs) and pass-throughs.

This table summarizes our holdings of mortgage-backed securities at year-end 2006:

DECEMBER 31, 2006	AMORTIZED COST	CARRYING VALUE	% OF TOTAL
RESIDENTIAL
CMOs	$617.9	$613.8	52.5%
Subordinates	95.0	95.2	8.1
Mortgage-Backed Pass-Throughs	52.2	52.9	4.5

Total Residential	765.1	761.9	65.1

COMMERCIAL REAL ESTATE
CMBS Seniors	279.4	281.4	24.1
CMBS Subordinates	59.0	60.5	5.2

Total Securitized Commercial Real Estate	338.4	341.9	29.3

ASSET-BACKED SECURITIES
ABS Seniors	33.3	32.8	2.8
ABS Subordinates	33.3	33.0	2.8

Total Asset-Backed Securities	66.6	65.8	5.6

Total Mortgage-Backed Securities	$1,170.1	$1,169.6	100.0%

Here are the quality ratings of our mortgage-backed securities portfolio at year-end 2006:

RATING	PERCENT AT DECEMBER 31, 2006
Government/Agency Backed	31%
AAA	53
AA	5
A	6
BBB	5
BB or lower	—
Not Rated	—

Total	100%

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

We believe that cash flows from our operations, investment portfolio and bank credit facility are sufficient to meet our future liquidity needs. For more information about our financial abilities, see the Financial Strength Ratings section on page 78.

SOURCES OF OUR FUNDS

We get cash from insurance premiums, dividends, interest, sales or maturity of investments and debt and equity offerings.

The amount of dividends that our subsidiaries can pay us is subject to regulatory limits imposed by certain states where our subsidiaries are domiciled. Dividends in excess of those limits require prior regulatory approval. Based on state limits in place at the end of 2006, our insurance subsidiaries can pay us up to $884.8 in aggregate dividends without obtaining prior regulatory approval. We do not expect these regulatory restrictions to have any impact on our ability to meet our obligations.

We have not engaged in the sale of investments or other assets by securitization.

Our cash flow for the past three years was:

YEAR ENDED DECEMBER 31,	2006	2005	2004
Cash and Cash Equivalents – Beginning of Year	$556.3	$251.9	$319.0
Net Cash Provided by (Used in):
Operating Activities	729.6	1,021.1	1,395.1
Investing Activities	56.2	(387.6)	448.9
Financing Activities	(1,054.5)	(329.1)	(1,834.9)
Net Increase in Cash and Cash Equivalents of Discontinued Operations	—	—	(76.2)

Cash and Cash Equivalents – End of Year	$287.6	$556.3	$251.9

The decrease in cash provided by operating activities each year was primarily the result of the cash received from insurance premiums of $5.64 billion in 2006, $5.82 billion in 2005 and $5.58 billion in 2004, offset by the insurance claims paid of $3.44 billion in 2006, $3.55 billion in 2005 and $3.37 billion in 2004. Dividends and interest received on our investment portfolio were $554.0 in 2006, $532.8 in 2005 and $512.5 in 2004.

The increase in cash provided by investing activities in 2006 compared with 2005 was a result of increased sales of fixed maturities, marketable equity securities, and related to our securities lending program, as well as our real estate sales. The decrease in cash used in investing activities in 2005 compared with 2004 was a result of the sale of our discontinued operations in 2004.

The changes in cash from financing activities were a result of share and debt repurchases described below.

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

In 2006, we used $1.23 billion to repurchase stock and debt as described on page 77.

OUR CAPITAL STRUCTURE

Capital resources protect our policyholders, provide us with financial strength and facilitate continued business growth. Our capital structure consists of debt and equity and was as follows:

DECEMBER 31,	2006	2005
Total Debt	$1,250.0	$1,307.0

Equity Excluding Accumulated Other Comprehensive Income (AOCI)	3,443.7	3,767.8
AOCI	484.2	356.8

Total Shareholders’ Equity	3,927.9	4,124.6

Total Capitalization	$5,177.9	$5,431.6

Ratio of Debt to Equity	31.8%	31.7%
Ratio of Debt to Capitalization	24.1%	24.1%

Repurchases of Debt – In 2006, we repurchased $54.3 in principal amount of 8.072% Debentures for $58.8 and $2.7 in principal amount of 6.875% senior notes for $2.7. Including transaction costs, we reported a loss on debt repurchases of $4.5 pretax ($2.9 after tax) in the Consolidated Statements of Income. In 2005, we repurchased $25.9 in principal amount of 7.25% senior notes for $29.8. Including transaction costs, we reported a loss on debt repurchase of $4.0 pretax ($2.6 after tax) in the Consolidated Statements of Income. In 2004, we repurchased $473.4 in principal amount of 8.072% Debentures for $562.7, and we repurchased $145.0 in principal amount of 7.25% senior notes for $170.9. Including transaction costs, we reported a loss on debt repurchases of $121.0 pretax ($78.7 after tax) in the Consolidated Statements of Income.

Share Repurchases – On November 2, 2006, our board of directors increased the number of shares available for purchase under our share repurchase program to 15 million shares. We repurchase shares under Rule 10b5-1 trading plans, open market purchases and accelerated share repurchase programs. A 10b5-1 trading plan allows us to repurchase our shares during periods when we would normally not be active in the market because of our own internal trading windows. Through accelerated share repurchase programs, we return excess capital to shareholders and immediately reduce the number of our common shares outstanding. The dealer obtains the shares that we repurchase by borrowing them on the open market and then purchases shares in the market over time to repay the borrowed shares.

We summarize our share repurchase activity for 2004, 2005 and 2006 below:

PROGRAM	NUMBER OF SHARES PURCHASED	AVERAGE PRICE PER SHARE *	TOTAL COST (INCLUDING TRANSACTION COSTS)
2004 Accelerated Share Repurchase	13,247,863	$46.80	$625.0
2004 Other	885,000	42.94	38.0

Total 2004 Repurchases	14,132,863	46.56	663.0

2004 Accelerated Share Repurchase Settlement	—	—	16.1
2005 Accelerated Share Repurchase	2,752,300	54.50	145.9
10b5-1, November 2005	1,756,278	53.06	93.3
Other	10,662	55.17	0.6

Total 2005 Repurchases	4,519,240	56.62	255.9

2006 Accelerated Share Repurchase	10,212,766	58.75	603.1
10b5-1, April 2006	4,828,670	51.75	250.0
10b5-1, June 2006	3,586,300	55.75	200.0
10b5-1, October 2006	1,552,000	55.64	86.4
Other	477,800	53.69	25.7

Total 2006 Repurchases	20,657,536	$56.24	$1,165.2

*	Transaction costs and price adjustments are excluded from the average price per share amount.

On November 7, 2006, we repurchased 10.2 million shares, or 8.8%, of our then outstanding common stock through an accelerated share repurchase (ASR) program. The shares were purchased from a dealer at $58.75 per share, for a total cost of $603.1. At the end of the ASR program, we may receive or be required to pay a price adjustment to the dealer based on the volume weighted average price of our common stock during the period of the ASR purchases. We have elected for this price adjustment to be settled in shares. If settled at December 31, 2006, the price adjustment would have been $34.1 or 545,819 shares. We anticipate the ASR program will be completed by the end of April 2007.

On November 2, 2006, we declared a regular dividend of $0.30 per share on our common stock. The dividend was payable January 22, 2007 to shareholders on record on January 5, 2007.

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

The bank credit facility does not require us to maintain any deposits as compensating balances. At the end of 2006 and throughout 2006, we had no borrowings under the bank credit facility and we were in compliance with all its covenants.

OUR CONTRACTUAL OBLIGATIONS

Our contractual obligations as of December 31, 2006 were:

	Payment by
	TOTAL	LESS THAN 1 YEAR	1-3 YEARS	3-5 YEARS	MORE THAN 5 YEARS
Long-Term Debt, Including Interest	$2,352.0	$285.8	$345.8	$421.3	$1,299.1
Real Estate Operating Leases	302.9	54.3	85.9	51.7	111.0
Pension and Other Retirement Obligations	230.1	23.2	48.3	48.6	110.0
Other Commitments	135.1	42.5	42.1	10.6	39.9
Purchase Obligations	13.4	10.9	2.5	—	—

Subtotal	3,033.5	416.7	524.6	532.2	1,560.0
Loss and LAE Reserves (1)	5,171.4	1,464.1	1,361.5	889.3	1,456.5

Total	$8,204.9	$1,880.8	$1,886.1	$1,421.5	$3,016.5

(1)	Loss and LAE reserves represent our best estimate of losses from claims and related settlement costs. Because of the nature of insurance policies, there is typically no minimum contractual commitment associated with covered claims. Both the amounts and timing of such payments are estimates, and the inherent variability of resolving claims as well as changes in market conditions make the timing of cash outflows uncertain. Therefore, the ultimate amount and timing of Loss and LAE payments could differ significantly from our estimates.

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

We believe our financial position is sound. Our debt service coverage has improved over the last two years, and we expect to continue at our current level in 2007.

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

LEGAL AND REGULATORY CONSIDERATIONS

The Florida legislature, in a special session in January 2007, enacted wide-ranging legislation in an attempt to mandate lower prices for property insurance in the state. The actual impact of the new law on our business is still unknown, as there are unresolved regulatory and legal issues. For example, the following are issues still subject to regulatory action: determination of the mandatory rating factor intended to reflect a lower reinsurance cost related to expansion of the state-run Florida Hurricane Catastrophe Fund and the requirement that companies writing private passenger auto in Florida also write homeowners insurance there if they write it elsewhere in the United States. We write commercial insurance policies and personal auto policies in Florida. In 2005, we sought permission to discontinue our personal property business in the state, and we are complying with the regulator’s order dictating the terms of that run-off.

Dividend Payments From Our Subsidiaries – Our insurance subsidiaries pay dividends to Safeco Corporation. We then use that money to pay dividends to our shareholders as well as to make principal and interest payments on our debt. Individual states limit the amount of dividends that our subsidiaries domiciled in those states can pay Safeco Corporation. Exceeding such limits would require prior regulatory approval. In total in 2007, our insurance subsidiaries can pay up to $884.8 in dividends without obtaining prior regulatory approval. These amounts are according to the limits states had in place at the end of 2006.

Risk-Based Capital – The National Association of Insurance Commissioners (NAIC) and state regulators use risk-based capital (RBC) formulae to identify companies that are undercapitalized and that may merit further regulatory attention or action. Our insurance subsidiaries have more than sufficient capital to meet RBC requirements.

Income Taxes

At December 31, 2006, we had $568.1 of gross deferred income tax assets. Gross deferred income tax assets are composed of temporary differences created as a result of amounts deductible for taxes in future periods. Such temporary differences relate primarily to unrealized gains on investments and differences in the recognition of loss and loss adjustment expense reserves, deferred policy acquisition costs, goodwill and unearned premiums. Although realization of deferred income tax assets is not assured, we believe they will be realized through future earnings, including but not limited to the generation of future operating income, reversal of existing temporary differences and available tax planning strategies. Accordingly, we have not recorded a valuation allowance for these assets. More information on income taxes can be found in Note 7 to our Consolidated Financial Statements. On January 1, 2007, we adopted Financial Accounting Standards Board (FASB) Interpretation Number (FIN) 48 with an immaterial impact to our Consolidated Financial Statements.

Pension Plans

Our pension obligations (assets) resulting from the defined benefit (pension) plan we sponsor covering substantially all employees are recorded on our Consolidated Balance Sheets. More information can be found in Note 9 to our Consolidated Financial Statements.

Amounts recorded for our pension obligation and pension cost are affected by assumptions used to calculate them, including the discount rate and expected long-term rate of return on plan assets. To calculate our benefit obligation, as of December 31, 2006, we used a discount rate assumption of 5.50% based on consideration of the general interest rate environment, the calculation of an equivalent discount rate based on a hypothetical portfolio of high-quality fixed maturities with future cash flows that are similar to the timing and amount of our estimated future pension benefit payments and other relevant factors.

To calculate pension cost for the year ended December 31, 2006, we used a discount rate assumption of 5.50%, an expected long-term rate of return on plan assets assumption of 8.00% and a compensation increase of 5.00% compounded annually. We determined the expected long-term rate of return on plan assets assumption by considering the mix of investments within the plan, the expected future investment performance of those asset sectors, actual investment experience during the lifetime of our plan and other relevant factors. A decrease of 100 basis points in the discount rate would result in an increase of $1.4 in pension cost in 2006. A decrease of 100 basis points in the expected long-term rate of return on plan assets assumption would result in an increase of $1.6 in pension cost in 2006.

New Accounting Standards

A discussion of new accounting standards can be found in Note 1 to our Consolidated Financial Statements.

Item 7A:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK DISCLOSURES FOR FINANCIAL INSTRUMENTS

This table shows the fair values of certain of our financial instruments on our Consolidated Balance Sheets at December 31, 2006 and 2005. To analyze the sensitivity of our financial instruments to changes in interest rates and equity prices, we show in the second column in the table for each year the effect a 100 basis-point increase in market interest rates would have on the fair values. In the third column for each year we show the effect a 10% decline in equity prices would have on fair values:

DECEMBER 31,	2006			2005
	FAIR VALUE	INCREASE (DECREASE) IN ASSET OR LIABILITY		FAIR VALUE	INCREASE (DECREASE) IN ASSET OR LIABILITY
		CHANGE IN INTEREST RATES	CHANGE IN EQUITY PRICES		CHANGE IN INTEREST RATES	CHANGE IN EQUITY PRICES
FINANCIAL ASSETS
Fixed Maturities	$9,119.0	$(419.5)	$—	$9,361.9	$(440.0)	$—
Marketable Equity Securities	1,529.7	—	(153.0)	1,123.5	—	(112.4)
Cash and Cash Equivalents	287.6	—	—	556.3	—	—
Interest Rate Swaps	0.6	(9.8)	—	2.4	(11.3)	—
FINANCIAL LIABILITIES
6.875% Notes Due 2007	$199.0	$(1.0)	$—	$204.7	$(2.9)	$—
4.200% Notes Due 2008	197.3	(2.0)	—	196.7	(3.8)	—
4.875% Notes Due 2010	296.7	(8.4)	—	297.8	(10.8)	—
7.250% Notes Due 2012	220.6	(10.3)	—	227.5	(11.4)	—
8.072% Debentures Due 2037	364.9	(42.5)	—	430.4	(51.2)	—
Interest Rate Swaps	1.3	(0.9)	—	5.0	2.9	—

Market risk is our potential loss from adverse changes in interest rates and equity prices. In addition to market risk, we are exposed to other risks, including:

•	Credit risk related to our investments

•	Underlying insurance risk related to our core businesses

The sensitivity analysis used for the table summarizes only the market risk related to our recorded financial assets and liabilities. We seek to maintain a laddered maturity portfolio of fixed income investments with reasonable average durations. We keep sufficient cash and short-term investments to provide for the liquidity needs of the operating companies. In our fixed income allocation, we try to maximize after-tax income without sacrificing investment quality or assuming too much interest rate and call risks. In our equity portfolio, we invest in a diversified group of high quality companies providing us with portfolio diversification, capital appreciation and dividend income.

We calculate the estimated fair values at the adjusted market rates by using discounted cash flow analysis and duration modeling, where appropriate. The adjusted market rates assume a 100 basis-point, simultaneous, parallel increase in market interest rates. Assuming 105.3 million shares outstanding, if there was a 100 basis-point increase in interest rates, our book value per share of $37.29 would decline by $4.68 per share, or 12.6%.

This sensitivity analysis provides only a limited, point-in-time view of the market risk of the financial instruments discussed above. The actual impact of market interest rate and price changes on the financial instruments may differ significantly from those shown in this sensitivity analysis. The sensitivity analysis is further limited because it does not consider any actions we could take in response to actual or anticipated changes in interest rates and equity prices.

The sensitivity analysis excludes certain non-financial instruments such as insurance liabilities. Accordingly, any aggregation of the estimated fair value amounts or adjusted fair value amounts does not equal the underlying fair value of net equity.

Item 8:	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements and schedules listed in the Index to Financial Statements, Schedules and Exhibits on page F-1 are filed as part of this report.

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

Management’s Report on Internal Control over Financial Reporting and Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

The information required to be furnished under this heading is set forth under the captions “Management’s Report on Internal Control over Financial Reporting” on page F-2 and “Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting” on page F-3.

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

Item 9B:	OTHER INFORMATION

None.

Part III

Item 10:	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

This information will be contained in the definitive proxy statement to be filed within 120 days after December 31, 2006 and is incorporated herein by reference, except for the portion about executive officers, which is included in Part I.

Item 11:	EXECUTIVE COMPENSATION

This information will be contained in the definitive proxy statement to be filed within 120 days after December 31, 2006 and is incorporated herein by reference.

Item 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

This information will be contained in the definitive proxy statement to be filed 120 days after December 31, 2006 and is incorporated herein by reference, except for the required disclosure about equity compensation plans, which is included below.

This table provides information as of December 31, 2006 about the number of shares of Safeco common stock that may be issued upon the exercise or settlement of outstanding equity and equity-based awards under our existing equity compensation plans. It also includes the number of shares that remain available for future issuance under these plans.

Our shareholder-approved, equity-compensation plans are our 1987 Long-Term Incentive Plan and our 1997 Long-Term Incentive Plan. We also have an Agency Stock Purchase Plan. This plan permits our highest-producing agents to purchase Safeco stock annually at a discount. One million shares were authorized for issuance under this Agency Stock Purchase Plan.

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

PLAN CATEGORY	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS (A)		WEIGHTED- AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS (B)	NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE UNDER EQUITY COMPENSATION PLANS, (EXCLUDING SECURITIES REFLECTED IN COLUMN (A)) (C)
Equity compensation plans approved by security holders	1,581,191	(y)	$40.71	4,045,784	(z)
Equity compensation plans not approved by security holders	—		—	831,595

Total	1,581,191		$40.71	4,877,379

(y)	This amount includes 575,065 shares that may be issued upon settlement of RSRs granted to employees, which may be settled in stock. The remaining 1,006,126 of this amount are shares that may be issued on exercise of options granted to our employees and directors.

(z)	Certain securities remaining available for issuance are subject to an automatic grant program for our non-management directors under our Long-Term Incentive Plan. This program provides automatic grants of RSRs for 2,500 shares annually to each of our non-management directors. In 2006, our non-executive chairman received a grant of 7,500.

Item 13:	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

This information will be contained in the definitive proxy statement to be filed 120 days after December 31, 2006 and is incorporated herein by reference.

Item 14:	PRINCIPAL ACCOUNTANT FEES AND SERVICES

This information will be contained in the definitive proxy statement to be filed 120 days after December 31, 2006 and is incorporated herein by reference.

Part IV

Item 15:	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements

(a)(2)	Financial Statement Schedules

(a)(3)	Exhibits

The financial statements, financial statement schedules and exhibits listed in the Index to Financial Statements, Schedules and Exhibits on page F-1 are filed as a part of this report.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 23, 2007.

Safeco Corporation Registrant

/s/ PAULA ROSPUT REYNOLDS
Paula Rosput Reynolds, President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 23, 2007.

Name	Title

/s/PAULA ROSPUT REYNOLDS Paula Rosput Reynolds	President, Chief Executive Officer and Director

/s/ROSS J. KARI Ross J. Kari	Executive Vice President, Chief Financial Officer and Principal Accounting Officer

/s/JOSEPH W. BROWN Joseph W. Brown	Chairman

/s/ROBERT S. CLINE Robert S. Cline	Director

/s/PETER L. S. CURRIE Peter L. S. Currie	Director

/s/MARIA S. EITEL Maria S. Eitel	Director

/s/JOSHUA GREEN III Joshua Green III	Director

/s/JOHN S. HAMLIN John Hamlin	Director

/s/KERRY KILLINGER Kerry Killinger	Director

/s/ GARY F. LOCKE Gary F. Locke	Director

/s/WILLIAM G. REED, JR. William G. Reed, Jr.	Director

/s/JUDITH M. RUNSTAD Judith M. Runstad	Director

Index to Financial Statements, Schedules and Exhibits

We omit other schedules from this list – and from this Form 10-K – because either they are not applicable or the information is included in our Consolidated Financial Statements.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over Safeco’s financial reporting. Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. We assessed the effectiveness of Safeco’s internal control over financial reporting as of December 31, 2006. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.

Based on our assessment using those criteria, we conclude that Safeco’s internal control over financial reporting is effective as of December 31, 2006 in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles (GAAP). Ernst & Young LLP, Safeco’s independent registered public accounting firm, has issued an audit report on our assessment of the company’s internal control over financial reporting. Their report appears on page F-3.

/s/ PAULA ROSPUT REYNOLDS
Paula Rosput Reynolds
President, Chief Executive Officer and Director

/s/ ROSS J. KARI
Ross J. Kari
Executive Vice President, Chief Financial Officer and Principal Accounting Officer

Report of Independent Registered Public Accounting Firm on

Internal Control over Financial Reporting

The Board of Directors and Shareholders of Safeco Corporation:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Safeco Corporation and subsidiaries (Safeco) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Safeco’s management is responsible for maintaining effective internal control over financial reporting and for its assessment about the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Safeco maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Safeco maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Safeco as of December 31, 2006 and 2005, and the related consolidated statements of income, comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006 of Safeco and our report dated February 16, 2007 expressed an unqualified opinion thereon.

Seattle, Washington	/s/ ERNST & YOUNG LLP
February 16, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Safeco Corporation:

We have audited the accompanying consolidated balance sheets of Safeco Corporation and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Safeco Corporation and subsidiaries at December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As described in Note 1 to the consolidated financial statements, in 2006 Safeco Corporation and subsidiaries changed their method of accounting for share-based payments and their method of accounting for defined benefit pension and other postretirement benefits.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 16, 2007 expressed an unqualified opinion thereon.

Seattle, Washington	/s/ ERNST & YOUNG LLP
February 16, 2007

FINANCIAL STATEMENTS

Consolidated Statements of Income

(In Millions, Except Per Share Amounts)

YEAR ENDED DECEMBER 31,	2006	2005	2004
REVENUES
Net Earned Premiums	$5,608.3	$5,805.4	$5,529.1
Net Investment Income	509.1	485.1	464.6
Net Realized Investment Gains	3.8	60.4	200.8
Gains on Sales of Real Estate	168.7	—	—

Total Revenues	6,289.9	6,350.9	6,194.5

EXPENSES
Losses and Loss Adjustment Expenses	3,279.8	3,635.0	3,495.2
Amortization of Deferred Policy Acquisition Costs	927.9	973.1	924.6
Other Underwriting and Operating Expenses	691.1	661.8	647.2
Interest Expense	91.4	88.6	108.2
Contribution to Safeco Insurance Foundation	30.0	—	—
Restructuring and Asset Impairment Charges	25.7	2.7	5.4
Losses on Debt Repurchases	4.5	4.0	121.0

Total Expenses	5,050.4	5,365.2	5,301.6

Income from Continuing Operations before Income Taxes	1,239.5	985.7	892.9
Provision for Income Taxes	359.5	294.6	272.7

Income from Continuing Operations	880.0	691.1	620.2
Loss from Discontinued Operations (Net of Tax Benefit of $52.3 in 2004)	—	—	(57.8)

Net Income	$880.0	$691.1	$562.4

NET INCOME PER SHARE OF COMMON STOCK
Diluted:
Income from Continuing Operations per Share	$7.51	$5.43	$4.59
Loss from Discontinued Operations per Share	—	—	(0.43)

Net Income Per Share - Diluted	7.51	5.43	4.16

Basic:
Income from Continuing Operations per Share	7.56	5.49	4.62
Loss from Discontinued Operations per Share	—	—	(0.43)

Net Income Per Share - Basic	7.56	5.49	4.19

DIVIDENDS DECLARED PER SHARE	$1.15	$0.97	$0.81

See Notes to Consolidated Financial Statements.

Consolidated Balance Sheets

(In Millions)

DECEMBER 31,	2006	2005
ASSETS
Investments:
Available-for-Sale Securities:
Fixed Maturities, at Fair Value (Cost or amortized cost: $8,901.6; $9,199.1)	$9,119.0	$9,361.9
Marketable Equity Securities, at Fair Value (Cost: $1,018.4; $737.7)	1,529.7	1,123.5
Other Invested Assets, at cost which approximates fair value	14.3	10.7

Total Investments	10,663.0	10,496.1
Cash and Cash Equivalents	287.6	556.3
Accrued Investment Income	126.5	131.4
Premiums and Service Fees Receivable	1,085.6	1,084.7
Deferred Policy Acquisition Costs	383.9	376.4
Reinsurance Recoverables	429.9	447.0
Property and Equipment for Company Use (At cost less accumulated depreciation: $205.5; $349.4)	130.4	358.2
Current Income Taxes Recoverable	74.8	51.7
Net Deferred Income Tax Assets	143.7	280.4
Other Assets	114.6	130.2
Securities Lending Collateral	759.0	974.6

Total Assets	$14,199.0	$14,887.0

LIABILITIES AND SHAREHOLDERS’ EQUITY
Loss and Loss Adjustment Expense Reserves	$5,171.4	$5,358.2
Unearned Premiums	2,175.3	2,139.8
Debt	1,250.0	1,307.0
Other Liabilities	899.1	982.8
Securities Lending Payable	759.0	974.6

Total Liabilities	10,254.8	10,762.4

Commitments and Contingencies	—	—
Restricted Stock Rights	16.3	—

Preferred Stock, No Par Value Shares Authorized: 10 Shares Issued and Outstanding: None	—	—
Common Stock, No Par Value Shares Authorized: 300 Shares Reserved for Stock Awards: 4.9; 7.5 Shares Issued and Outstanding: 105.3; 123.6	3.2	434.8
Retained Earnings	3,440.5	3,333.0
Accumulated Other Comprehensive Income, Net of Taxes	484.2	356.8

Total Shareholders’ Equity	3,927.9	4,124.6

Total Liabilities and Shareholders’ Equity	$14,199.0	$14,887.0

See Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows

(In Millions)

YEAR ENDED DECEMBER 31,	2006	2005	2004
OPERATING ACTIVITIES
Insurance Premiums Received	$5,637.4	$5,824.6	$5,582.6
Dividends and Interest Received	554.0	532.8	512.5
Losses and Loss Adjustment Expenses Paid	(3,436.3)	(3,547.8)	(3,373.1)
Underwriting, Acquisition and Other Operating Costs Paid	(1,635.6)	(1,497.9)	(1,488.7)
Interest Paid	(90.3)	(86.5)	(123.5)
Income Taxes Paid	(299.6)	(204.1)	(127.7)
Discontinued Operations, Net	—	—	413.0

Net Cash Provided by Operating Activities	729.6	1,021.1	1,395.1

INVESTING ACTIVITIES
Purchases of:
Fixed Maturities Available-for-Sale	(2,469.9)	(2,228.1)	(2,997.1)
Marketable Equity Securities Available-for-Sale	(595.1)	(311.7)	(472.6)
Property and Equipment for Company Use	(46.6)	(28.6)	(0.1)
Maturities and Calls of Fixed Maturities Available-for-Sale	803.5	951.8	949.6
Sales of:
Fixed Maturities Available-for-Sale	1,911.0	984.1	721.9
Marketable Equity Securities Available-for-Sale	332.5	287.7	674.9
Real Estate	372.1	—	—
(Losses) Proceeds from Sale of Subsidiaries, Net of Cash Sold	(34.2)	—	1,499.0
Securities Lending Collateral Returned (Invested)	(215.6)	(42.7)	20.0
Other, Net	(1.5)	(0.1)	(5.9)
Discontinued Operations, Net	—	—	59.2

Net Cash Provided by (Used in) Investing Activities	56.2	(387.6)	448.9

FINANCING ACTIVITIES
Common Stock Reacquired	(1,165.2)	(255.9)	(663.0)
Dividends Paid to Shareholders	(130.2)	(118.9)	(104.8)
Stock Options Exercised	86.8	32.8	84.1
Repurchases of Debt	(61.5)	(29.8)	(735.2)
Securities Lending Collateral (Paid) Received	215.6	42.7	(20.0)
Discontinued Operations, Net	—	—	(396.0)

Net Cash Used in Financing Activities	(1,054.5)	(329.1)	(1,834.9)

Net Increase in Cash and Cash Equivalents of Discontinued Operations	—	—	(76.2)

Net Increase (Decrease) in Cash and Cash Equivalents	(268.7)	304.4	(67.1)
Cash and Cash Equivalents at Beginning of Year	556.3	251.9	319.0

Cash and Cash Equivalents at End of Year	$287.6	$556.3	$251.9

See Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows –

Reconciliation of Net Income to Net Cash Provided by Operating Activities

(In Millions)

YEAR ENDED DECEMBER 31,	2006	2005	2004
Net Income	$880.0	$691.1	$562.4

ADJUSTMENTS TO RECONCILE NET INCOME TO NET
CASH PROVIDED BY OPERATING ACTIVITIES:
Net Realized Investment Gains	(3.8)	(60.4)	(200.8)
Amortization of Discount and Accretion of Premium on Fixed Maturities	39.3	48.3	49.4
Amortization, Depreciation and Impairments	59.7	51.2	63.1
Deferred Income Tax Provision	70.0	90.4	44.2
Gains on Sales of Real Estate	(168.7)	—	—
Non-cash Contribution to Safeco Insurance Foundation	30.0	—	—
Loss from Discontinued Operations, Net of Taxes	—	—	57.8
Other, Net	(1.5)	30.4	136.8
Changes in, Net of Dispositions:
Accrued Investment Income	4.9	(1.7)	(8.8)
Premiums and Service Fees Receivable	(0.9)	62.9	(109.6)
Current Income Taxes Recoverable	(23.1)	(2.1)	(42.0)
Deferred Policy Acquisition Costs	(7.5)	5.8	(25.4)
Loss and Loss Adjustment Expense Reserves	(186.8)	148.9	164.7
Unearned Premiums	35.5	(11.2)	149.9
Other Assets and Liabilities	2.5	(32.5)	140.4
Discontinued Operations, Net	—	—	413.0

Total Adjustments	(150.4)	330.0	832.7

Net Cash Provided by Operating Activities	$729.6	$1,021.1	$1,395.1

There were no significant non-cash financing or investing activities for the years ended December 31, 2006, 2005 or 2004.

See Notes to Consolidated Financial Statements.

Consolidated Statements of Shareholders’ Equity

(In Millions, Except Share Amounts)

YEAR ENDED DECEMBER 31,	2006	2005	2004
COMMON STOCK
Balance at Beginning of Year	$434.8	$641.8	$1,197.3
Shares Issued for Options and Rights (net of Taxes of $12.6; $5.1; $7.8)	94.4	37.9	91.9
Stock Compensation	3.0	11.0	15.6
Reclassification of Share-Based Payments to Liabilities	(5.4)	—	—
Shares Reacquired	(523.6)	(255.9)	(663.0)

Balance at End of Year	3.2	434.8	641.8

RETAINED EARNINGS
Balance at Beginning of Year	3,333.0	2,763.8	2,308.7
Net Income	880.0	691.1	562.4
Dividends Declared	(130.9)	(121.9)	(107.3)
Shares Reacquired	(641.6)	—	—

Balance at End of Year	3,440.5	3,333.0	2,763.8

ACCUMULATED OTHER COMPREHENSIVE INCOME, NET OF TAXES
Balance at Beginning of Year	356.8	515.3	1,517.3
Other Comprehensive Income (Loss)	117.0	(158.5)	(1,002.0)
Adoption of SFAS 158	10.4	—	—

Balance at End of Year	484.2	356.8	515.3

SHAREHOLDERS’ EQUITY	$3,927.9	$4,124.6	$3,920.9

YEAR ENDED DECEMBER 31	2006	2005	2004
COMMON SHARES OUTSTANDING
Number of Shares Outstanding at Beginning of Year	123,584,593	126,958,493	138,604,840
Shares Issued for Options and Rights	2,414,734	1,145,340	2,486,516
Shares Reacquired	(20,657,536)	(4,519,240)	(14,132,863)

Number of Shares Outstanding at End of Year	105,341,791	123,584,593	126,958,493

See Notes to Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income (Loss)

(In Millions)

YEAR ENDED DECEMBER 31,	2006	2005	2004
Net Income	$880.0	$691.1	$562.4

Other Comprehensive Income (Loss), Net of Taxes:
Change in Unrealized Gains and Losses on Available-for-Sale Securities	128.7	(121.3)	39.8
Reclassification Adjustment for Net Realized Investment Gains Included in Income from Continuing Operations	(11.7)	(43.5)	(126.4)
Foreign Currency Translation Adjustments	—	6.3	2.5
Change in Minimum Pension Liability	—	—	5.7
Change in Discontinued Operations	—	—	(923.6)

Other Comprehensive Income (Loss)	117.0	(158.5)	(1,002.0)

Comprehensive Income (Loss)	$997.0	$532.6	$(439.6)

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

(Dollar amounts in millions except for ratios and per share data, unless noted otherwise)

Note 1: Summary of Significant Accounting Policies

NATURE OF OPERATIONS

Safeco Corporation is a Washington corporation operating across the United States. We sell property and casualty insurance to drivers, homeowners and small- and mid-sized businesses. We generate virtually all of our premiums from these activities.

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

In 2004, we completed the sale of our L&I operations. Therefore, we have presented L&I as Discontinued Operations in these Consolidated Financial Statements in accordance with Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” See Note 19.

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

We made certain reclassifications to prior-year amounts for consistency with our current-year presentation. These reclassifications did not affect shareholders’ equity, net income or net cash flows from operations. In 2006, we made minor revisions to our segments, which were intended to be more reflective of how these segments are managed. Our Asbestos and Environmental results previously in SBI Regular and SBI Special Accounts Facility were reclassified to P&C Other. As a result of the sale of our lender-placed property insurance business in 2006, Safeco Financial Institution Solutions (SFIS), we reclassified SFIS results from SBI Special Accounts Facility to P&C Other. See Note 15. Also, we adjusted the investing and financing activities in our Statement of Cash Flows for our securities lending program. Prior periods have been restated to reflect the revised presentation.

REVENUE RECOGNITION

We include insurance premiums in revenues as they are earned over the terms of the policies. We determine the earned portion on a daily pro-rata basis – an equal portion of the premium is reported as earned premium revenue for each day of the policy term. We report the unearned portion of the policy premium as a liability on our Consolidated Balance Sheets, before the effect of any reinsurance.

EARNINGS PER SHARE

We calculate basic earnings per share by dividing net income by the weighted-average number of common shares outstanding during the year. Diluted earnings per share include the weighted-average common shares outstanding during the year plus the weighted-average of potential dilutive common shares outstanding during the period. Potential dilutive common shares include outstanding stock options, restricted stock rights and performance measure restricted stock rights (collectively, RSRs), which are calculated using the treasury stock method and any shares assumed to be used to settle our accelerated share repurchase program which is calculated using the if-converted method. Effective January 1, 2006, with the adoption of SFAS 123(R), “Share-Based Payment,” we classified our outstanding restricted stock rights and performance-measure restricted stock rights as liability awards, as the holder had the option to settle the awards in cash. On December 28, 2006, we modified our RSRs to require settlement in shares unless settled as a result of a change in control. Accordingly, we have included the RSRs in our diluted earnings per share calculation beginning in the fourth quarter of 2006. We do not consider dividends paid on our RSRs prior to the vesting of the award to be participating securities. In 2006, 259,770 stock options were excluded from the dilutive earnings per share calculation as their inclusion would have been antidilutive.

YEAR ENDED DECEMBER 31,	2006	2005	2004
COMPUTATION OF NET INCOME PER SHARE
Diluted:
Average Number of Common Shares Outstanding	116.4	125.9	134.1
Additional Common Shares Assumed Issued Under Treasury Stock Method	0.6	1.3	1.1
Stock Settlement for Accelerated Share Repurchase	0.1	—	—

Average Shares Outstanding - Diluted	117.1	127.2	135.2

Income from Continuing Operations per Share	$7.51	$5.43	$4.59
Loss from Discontinued Operations per Share	—	—	(0.43)

Net Income Per Share - Diluted	$7.51	$5.43	$4.16

Basic:
Average Number of Common Shares Outstanding	116.4	125.9	134.1

Income from Continuing Operations per Share	$7.56	$5.49	$4.62
Loss from Discontinued Operations per Share	—	—	(0.43)

Net Income Per Share - Basic	$7.56	$5.49	$4.19

STOCK–BASED COMPENSATION EXPENSE

Prior to 2003, we applied Accounting Principles Board (APB) Opinion 25, “Accounting for Stock Issued to Employees,” in accounting for our stock options, as allowed under SFAS 123, “Accounting for Stock-Based Compensation,” as amended. Under APB 25, we recognized no compensation expense related to options because the exercise price of our employee stock options equaled the fair market value of the underlying stock on the date of grant. Effective January 1, 2003, we adopted the fair value method of accounting for stock-based compensation awards as defined in SFAS 123 using the prospective basis transition method.

On January 1, 2006, we adopted the fair value recognition provisions of SFAS 123(R), using the modified prospective transition method. Under that transition method, we recognized compensation cost upon adoption for all share-based payments granted prior to January 1, 2003, but not vested as of January 1, 2006, in accordance with the original provisions of SFAS 123. We also recognized compensation cost in 2006 for all share-based payments granted after January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Effective January 1, 2006, we began recognizing compensation cost for prospective awards using the straight-line method.

As a result of adopting SFAS 123(R), our income before income taxes was $1.3, higher, our net income was $0.8 higher and our basic and diluted earnings per share both were $0.01 higher than if we had continued to recognize compensation cost under SFAS 123. Our adoption of SFAS 123(R) did not have a material impact on our Consolidated Balance Sheets or Consolidated Statements

of Cash Flows.

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

Effective January 1, 2006, with the adoption of SFAS 123(R), we classified our outstanding restricted stock rights and performance-measure restricted stock rights as liability awards, as the holder had the option to settle the awards in cash. On December 28, 2006, we modified our RSRs to require settlement in shares unless settled as a result of a change in control. As a result, we have classified our restricted stock rights in the temporary equity section of our Consolidated Balance Sheets as of that date.

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

When we consider the collectibility of interest income for fixed maturities to be doubtful, we reverse any accrued but uncollectible interest income against Net Investment Income in the current period. We then place the securities on non-accrual status and do not restore them to accrual status until all the delinquent interest and principal is paid.

We determine net realized investment gains by identifying the cost and calculating the gain or loss of each specific security sold. We regularly review the fair value of our investments. Invested assets are subject to various risks, such as interest rate, market and credit risks. Periodic changes in fair values of our investments are reported as a component of AOCI on our Consolidated Balance Sheets and are not reflected in the operating results of any period until we sell the security or when declines in fair value are determined to be other-than-temporary. If the fair value of any of our investments falls below our cost or amortized cost basis in the investment, we analyze the decrease to determine whether it is an other-than-temporary decline in fair value.

To make this determination for each security, we consider:

•	How long and by how much the fair value of the security has been below its cost or amortized cost

•	The current financial condition and future prospects of the issuer of the security, including any specific events that may affect its operations or earnings potential

•	Our intent and ability to keep the security long enough for us to recover its value

•	Any downgrades of the security by a rating agency

•	Any reduction or elimination of dividends or non-payment of scheduled interest payments

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

For the majority of our investments, we use available public market pricing information to determine the fair value. When such information is not available, as in the case of securities that are not publicly traded, we use other valuation techniques. These valuation techniques include using independent pricing sources, identifying comparable securities with quoted market prices, evaluating discounted cash flows and using internally prepared valuations based on certain modeling and pricing methods. Our investment portfolio at December 31, 2006 included $114.8 of fixed maturities and $29.4 of marketable equity securities that were not publicly traded. Our investment portfolio at December 31, 2005 included $101.0 of fixed maturities and $28.3 of marketable equity securities that were not publicly traded.

We lend certain securities from our investment portfolio to other institutions for short periods of time. We receive initial collateral at 102% of the market value of any security we loan. The borrower deposits this collateral with a lending agent who invests the collateral to generate additional income according to our guidelines. The market value of the loaned securities is monitored on a daily basis, and additional collateral is added or refunded as the market value of the loaned securities fluctuates, maintaining a collateral value of 102% at all times. We maintain full ownership rights to the securities that we have loaned and accordingly the loaned securities are classified as Investments in our Consolidated Balance Sheets. We had a market value of $578.1 of fixed maturities and $159.9 of marketable equity securities loaned at December 31, 2006. We had a market value of $849.8 of fixed maturities and $102.6 of marketable equity securities loaned at December 31, 2005. We report the Securities Lending Collateral and the corresponding Securities Lending Payable on our Consolidated Balance Sheets as assets and liabilities.

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

When the change in fair value of the derivative does not perfectly offset the changes in fair value of the hedged transaction, we recognize the ineffective portion in Net Realized Investment Gains in the Consolidated Statements of Income. For derivatives that do not qualify for hedge accounting treatment under SFAS 133, we report the changes in fair value of these derivatives in Net Realized Investment Gains in our Consolidated Statements of Income. During 2006, 2005 and 2004, we recognized no amounts in earnings due to hedge ineffectiveness.

Our investments in mortgage-backed securities principally include collateralized mortgage obligations and pass-through and commercial loan-backed mortgage obligations such instruments are exempt from the derivative disclosure and accounting requirements under SFAS 133 at December 31, 2006. Effective January 1, 2007, we will adopt SFAS 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140,” which will apply to these types of instruments if acquired, issued, or subject to remeasurement after January 1, 2007. We do not expect the adoption of this statement to have a material impact on our financial condition or results of operations.

INCOME TAXES

We file a consolidated U.S. income tax return including all of our subsidiaries. We account for income taxes using the liability method. The provision for income taxes has two components, amounts currently payable or receivable and deferred amounts. We recognize deferred income taxes for temporary differences – the differences between the GAAP financial statement carrying amounts of assets and liabilities and those we are required to use in the tax return. Such temporary differences relate primarily to unrealized gains and losses on investments and differences in recognition of deferred policy acquisition costs, loss and loss adjustment expense reserves, goodwill and unearned premiums. We report the tax effect of these temporary differences as deferred income tax assets and liabilities on our Consolidated Balance Sheets, measured using enacted laws and income tax rates that are currently in effect.

We consider deferred tax assets to be recoverable if it is more likely than not that the related tax losses can be offset by our future taxable income. We include future operating income and the reversal of existing temporary differences in this assessment. We would record a valuation allowance if the deferred tax assets exceeded the amount expected to be recovered in future years. We have not recorded a valuation allowance as of December 31, 2006 or 2005 since we expect that we will fully realize our deferred tax assets.

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

DEFERRED POLICY ACQUISITION COSTS

When we issue an insurance policy, we defer certain directly related costs, including commissions, premium taxes, underwriting and other costs. These deferred policy acquisition costs (DAC) are amortized into expenses over the period the related premiums are earned in our Consolidated Statements of Income. We report DAC net of acquisition costs that we cede to our reinsurers. Every quarter, we evaluate DAC for recoverability by comparing our unearned premiums to our estimated total expected claim costs and related expenses, offset by anticipated investment income. We would reduce the DAC asset if unearned premiums were less than expected claims and expenses after considering investment income. We report any adjustments in Amortization of Deferred Policy Acquisition Costs in our Consolidated Statements of Income. We perform this assessment of recoverability for total personal lines, total commercial lines and surety – this is consistent with our approach to issuing and servicing the underlying policies. We made no such adjustments in 2006, 2005 or 2004.

PROPERTY AND EQUIPMENT FOR COMPANY USE

We report property and equipment used in operations, including certain costs incurred to develop or purchase computer software for internal use, on our Consolidated Balance Sheets at cost less accumulated depreciation.

We record depreciation on buildings for company use, equipment and capitalized software at various rates based on our estimates of their useful lives, which generally range from 3 to 25 years, using the straight-line method. Depreciation expense was $40.1 for 2006, $48.7 for 2005 and $53.2 for 2004. We record amortization on leasehold improvements over the terms of the leases which range from 1 to 15 years.

We evaluate long-lived assets, such as furniture and equipment, for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. We recognize an impairment loss when the fair value of an asset is less than the carrying value of the asset and we reduce the carrying amount of the asset to its estimated fair value based on quoted market prices or other valuation techniques. In 2006, we recognized an $11.7 impairment loss on the disposal of our furniture and equipment related to buildings we sold.

LEASES

We review our leases for capital or operating classification at their inception under the guidance of SFAS 13, “Accounting for Leases,” as amended. Our operating leases include cost escalation clauses and require payment of real estate taxes, insurance and common area maintenance, in addition to rent, with staggered lease terms that run to 2018 with options to renew to 2039. We recognize our rent expense on a straight-line basis from the date we take possession of the property to the end of the initial lease term, with differences between rent expense and rent paid recorded as deferred rent liabilities on our Consolidated Balance Sheets.

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

SHARE REPURCHASES

When we repurchase any of our common shares, we reduce our common stock, or retained earnings if common stock is zero, to reflect the repurchase on our Consolidated Balance Sheets. In accordance with the Washington Business Corporation Act, we do not show treasury stock as a separate reduction to Shareholders’ Equity on our Consolidated Balance Sheets.

We repurchase shares under Rule 10b5-1 trading plans, open market purchases, and accelerated share repurchase programs. A 10b5-1 trading plan allows us to repurchase our shares during periods when we would normally not be active in the market because of our own internal trading windows. Through accelerated share repurchase programs, we return excess capital to shareholders and immediately reduce the number of our common shares outstanding. The dealer obtains the shares that we repurchase by borrowing them on the open market and then purchases shares in the market over time to repay the borrowed shares.

We summarize our share repurchase activity for 2004, 2005 and 2006 below:

PROGRAM	% OF OUTSTANDING COMMON STOCK	NUMBER OF SHARES PURCHASED	AVERAGE PRICE PER SHARE *	TOTAL COST (INCLUDING TRANSACTION COSTS)
2004 Accelerated Share Repurchase		13,247,863	$46.80	$625.0
2004 Other		885,000	42.94	38.0

Total 2004 Repurchases	9.5%	14,132,863	46.56	663.0

2004 Accelerated Share Repurchase Settlement		—	—	16.1
2005 Accelerated Share Repurchase		2,752,300	54.50	145.9
10b5-1, November 2005		1,756,278	53.06	93.3
Other		10,662	55.17	0.6

Total 2005 Repurchases	3.6%	4,519,240	56.62	255.9

2006 Accelerated Share Repurchase		10,212,766	58.75	603.1
10b5-1, April 2006		4,828,670	51.75	250.0
10b5-1, June 2006		3,586,300	55.75	200.0
10b5-1, October 2006		1,552,000	55.64	86.4
Other		477,800	53.69	25.7

Total 2006 Repurchases	16.7%	20,657,536	$56.24	$1,165.2

*	Transaction costs and price adjustments are excluded from the average price per share amount.

On November 2, 2006, our board of directors increased the number of shares available for purchase under our share repurchase program to 15 million shares. On November 7, 2006, we repurchased 10.2 million shares, or approximately 8.8%, of our outstanding common stock through an accelerated share repurchase (ASR) program. The shares were purchased from a dealer at $58.75 per share, for a total cost of $603.1. At the end of the ASR program, we may receive or be required to pay a price adjustment to the dealer based on the volume weighted average price of our common stock during the period of the ASR purchases. We have elected for the price adjustment to be settled in shares. If settled at December 31, 2006, the price adjustment would have been $34.1 or 545,819 shares. We anticipate the ASR program will be completed by the end of April 2007.

VARIABLE INTEREST ENTITIES

An entity is considered a Variable Interest Entity (VIE) if it has:

•	Equity investment at risk that is insufficient to permit the entity to finance its activities without additional subordinated financial support from other parties

•	Equity investors who cannot make significant decisions about the entity’s operations, or do not absorb the expected losses or receive the expected returns of the entity

FASB Interpretation (FIN) 46(R), “Consolidation of Variable Interest Entities” – FIN 46(R) changed the method of determining whether certain entities should be consolidated in our Consolidated Financial Statements. FIN 46(R) requires VIEs to be consolidated by their primary beneficiary, which is the party that has a majority of the expected losses or a majority of the expected residual returns of the VIE, or both. We have identified certain interests in VIE’s as defined by FIN 46(R). However, we do not meet the FIN 46(R) definition of “primary beneficiary” for any of these entities and therefore have not consolidated them. FIN 46(R) requires disclosure of the nature of any significant interests in a VIE, a description of the VIE’s activities and the maximum exposure to potential losses due to our involvement.

In June 1997, Safeco Corporation formed Safeco Capital Trust (the Trust) for the sole purpose of issuing $850.0 in Trust Preferred Securities (Capital Securities) to the public. The Trust used the proceeds from the sale of the Capital Securities to purchase $876.3 of Junior Subordinated Debentures (Debentures) from Safeco Corporation. The balance of these Debentures was $348.6 at December 31, 2006. The Debentures are the sole assets of the Trust, and payments under the Debentures are the sole revenues of the Trust. We anticipate that, until the liquidation, if any, of the Trust, each Debenture will be held for the benefit of the holders of the Capital Securities. Further, the holders of the Capital Securities represent the variable interests in the Trust, with none holding a significant interest, which means there is no primary beneficiary of the Trust. We had no other significant interest in a VIE.

NEW ACCOUNTING STANDARDS

New accounting pronouncements that we have adopted, except for SFAS 123(R) and SFAS 155 described previously, or will adopt in the near future are as follows:

SFAS 157, “Fair Value Measurements” – In September 2006, FASB issued SFAS 157, which establishes a framework for measuring fair value and requires expanded disclosure about the information used to measure fair value. The statement applies whenever other statements require, or permit, assets or liabilities to be measured at fair value. The statement does not expand the use of fair value in any new circumstances and is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption encouraged. We do not expect the adoption of this statement to have a material impact on our financial condition or results of operations. We plan to adopt this statement as of January 1, 2008.

SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment to FASB Statement Number 87, 88, 106 and 132(R)”- In September 2006, the FASB issued SFAS 158, which requires us to recognize the over-funded or under-funded status of defined benefit and other postretirement plans as an asset or liability on our consolidated balance sheet. Actuarial gains and losses and prior service costs and credits that have not yet been recognized as a component of net periodic benefit cost as of the statement adoption date are recorded as a component of accumulated other comprehensive income. We adopted SFAS 158 as of December 31, 2006, and have included the required disclosures in Notes 1 and 9.

The following table shows the incremental effects of adopting this standard:

DECEMBER 31, 2006	BEFORE APPLICATION OF SFAS 158	ADJUSTMENTS	AFTER APPLICATION OF SFAS 158
Other Assets	$131.7	$(17.1)	$114.6
Net Deferred Income Tax Assets	149.3	(5.6)	143.7

Total Assets	14,221.7	(22.7)	14,199.0

Total Other Liabilities	932.2	(33.1)	899.1

Accumulated Other Comprehensive Income	473.8	10.4	484.2

Total Shareholders’ Equity	3,917.5	10.4	3,927.9

Total Liabilities and Shareholders’ Equity	$14,221.7	$(22.7)	$14,199.0

FIN 48, “Accounting for Uncertainty in Income Taxes” – In June 2006, the FASB issued an interpretation of SFAS 109, “Accounting for Income Taxes,” to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted this interpretation on January 1, 2007 and the impact on our Consolidated Statements of Income and Shareholders’ Equity was not significant.

Note 2: Investments

FIXED MATURITIES AND MARKETABLE EQUITY SECURITIES

The following tables summarize our fixed maturities and marketable equity securities:

DECEMBER 31, 2006	COST OR AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	NET UNREALIZED GAINS (LOSSES)	FAIR VALUE
Fixed Maturities:
U.S. Government and Agencies	$751.6	$23.1	$(2.6)	$20.5	$772.1
States and Political Subdivisions	4,332.2	184.2	(4.7)	179.5	4,511.7
Foreign Governments	35.9	5.4	(0.2)	5.2	41.1

Corporate Securities:
Banks	655.3	6.9	(3.7)	3.2	658.5
Utilities	246.1	1.4	(2.6)	(1.2)	244.9
Diversified Financial Services	212.0	3.1	(1.6)	1.5	213.5
Other	1,498.4	21.8	(12.6)	9.2	1,507.6

Total Corporate Securities	2,611.8	33.2	(20.5)	12.7	2,624.5
Mortgage-Backed Securities	1,170.1	10.8	(11.3)	(0.5)	1,169.6

Total Fixed Maturities	8,901.6	256.7	(39.3)	217.4	9,119.0
Marketable Equity Securities	1,018.4	514.3	(3.0)	511.3	1,529.7

Total	$9,920.0	$771.0	$(42.3)	$728.7	$10,648.7

DECEMBER 31, 2005	COST OR AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	NET UNREALIZED GAINS (LOSSES)	FAIR VALUE
Fixed Maturities:
U.S. Government and Agencies	$972.5	$35.1	$(8.7)	$26.4	$998.9
States and Political Subdivisions	3,228.0	148.9	(11.8)	137.1	3,365.1
Foreign Governments	66.4	8.2	(0.8)	7.4	73.8

Corporate Securities:
Banks	873.7	10.2	(12.3)	(2.1)	871.6
Utilities	376.9	1.9	(5.3)	(3.4)	373.5
Diversified Financial Services	343.8	4.5	(4.4)	0.1	343.9
Other	2,089.2	34.8	(27.7)	7.1	2,096.3

Total Corporate Securities	3,683.6	51.4	(49.7)	1.7	3,685.3
Mortgage-Backed Securities	1,248.6	10.5	(20.3)	(9.8)	1,238.8

Total Fixed Maturities	9,199.1	254.1	(91.3)	162.8	9,361.9
Marketable Equity Securities	737.7	393.9	(8.1)	385.8	1,123.5

Total	$9,936.8	$648.0	$(99.4)	$548.6	$10,485.4

The following table illustrates the gross unrealized losses and fair values for our investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2006:

	LESS THAN 12 MONTHS		12 MONTHS OR MORE		TOTAL
DESCRIPTION OF SECURITIES	FAIR VALUE	UNREALIZED LOSSES	FAIR VALUE	UNREALIZED LOSSES	FAIR VALUE	UNREALIZED LOSSES
Fixed Maturities:
U.S. Government and Agencies	$102.0	$(1.1)	$79.1	$(1.5)	$181.1	$(2.6)
States and Political Subdivisions	322.1	(2.4)	176.8	(2.3)	498.9	(4.7)
Foreign Governments	—	—	6.1	(0.2)	6.1	(0.2)
Corporate Securities	374.4	(2.7)	1,182.9	(17.8)	1,557.3	(20.5)
Mortgage-Backed Securities	93.0	(0.8)	660.2	(10.5)	753.2	(11.3)

Total Fixed Maturities	891.5	(7.0)	2,105.1	(32.3)	2,996.6	(39.3)
Marketable Equity Securities	96.0	(3.0)	—	—	96.0	(3.0)

Total	$987.5	$(10.0)	$2,105.1	$(32.3)	$3,092.6	$(42.3)

We reviewed all our investments with unrealized losses at the end of 2006. Our evaluation concluded that none of these declines in fair value were other-than-temporary after considering:

•	How long and by how much the fair value of the security has been below its cost or amortized cost

•	The current financial condition and future prospects of the issuer of the security, including any specific events that may affect its operations or earnings potential

•	Our intent and ability to keep the security long enough for us to recover its value

•	Any downgrades of the security by a rating agency

•	Any reduction or elimination of dividends or non-payment of scheduled interest payments

Recent changes in management resulted in a shift in our portfolio strategy to tax-exempt municipal bonds and a change to our real estate strategy. These changes resulted in a review of our investment portfolio and as a result, we changed our intent to hold certain securities long enough for them to recover to full value.

FIXED MATURITIES BY MATURITY DATE

The following table summarizes the cost or amortized cost and fair value of our fixed maturities at December 31, 2006, by contractual years-to-maturity. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties:

MATURITY	COST OR AMORTIZED COST	FAIR VALUE
One Year or Less	$459.9	$459.9
Over One Year through Five Years	2,259.2	2,263.2
Over Five Years through Ten Years	1,032.9	1,065.0
Over Ten Years	3,979.5	4,161.3
Mortgage-Backed Securities	1,170.1	1,169.6

Total Fixed Maturities	$8,901.6	$9,119.0

SECURITIES ON DEPOSIT

We had securities on deposit with state regulatory authorities with an amortized cost of $427.4 at December 31, 2006 and $434.4 at December 31, 2005, and a fair value of $456.9 at December 31, 2006 and $457.2 at December 31, 2005.

NET INVESTMENT INCOME

The following table summarizes our net investment income:

YEAR ENDED DECEMBER 31,	2006	2005	2004
Interest on Fixed Maturities:
Taxable	$286.2	$332.5	$313.5
Non-Taxable	168.7	115.4	106.3
Dividends:
Marketable Equity Securities	30.5	30.1	28.2
Redeemable Preferred Stock	4.1	3.2	1.6
Other	26.5	10.6	21.0

Total Investment Income	516.0	491.8	470.6
Investment Expenses	(6.9)	(6.7)	(6.0)

Net Investment Income	$509.1	$485.1	$464.6

The carrying value of our investments in fixed maturities that have not produced income for the last 12 months was $0.1 at December 31, 2006 and $3.2 at December 31, 2005.

NET REALIZED INVESTMENT GAINS

The following table summarizes our net realized investment gains:

YEAR ENDED DECEMBER 31,	2006	2005	2004
Net Realized Investment Gains (Losses) from:
Fixed Maturities	$(50.9)	$(11.4)	$29.7
Marketable Equity Securities	49.9	73.4	157.9
Other	4.8	(1.6)	13.2

Net Realized Investment Gains	$3.8	$60.4	$200.8

The following tables summarize the proceeds from sales of our investments and components of the related gains (losses) before taxes:

YEAR ENDED DECEMBER 31, 2006	FIXED MATURITIES AVAILABLE-FOR-SALE	MARKETABLE EQUITY SECURITIES	OTHER		TOTAL
Proceeds from Sales	$1,911.0	$332.5	$20.2	(a)	$2,263.7

Gross Realized Investment Gains	17.2	73.8	—		91.0
Gross Realized Investment Losses	(11.5)	(9.2)	—		(20.7)

Net Realized Investment Gains from Sales	5.7	64.6	—		70.3
Impairments	(64.5)	(14.7)	—		(79.2)
Other, Including Gains on Calls and Redemptions	7.9	—	4.8		12.7

Net Realized Investment Gains (Losses)	$(50.9)	$49.9	$4.8		$3.8

(a)	Includes proceeds related to the sale of SFIS. See Note 15.

YEAR ENDED DECEMBER 31, 2005	FIXED MATURITIES AVAILABLE-FOR-SALE	MARKETABLE EQUITY SECURITIES	OTHER	TOTAL
Proceeds from Sales	$984.1	$287.7	$0.7	$1,272.5

Gross Realized Investment Gains	6.4	83.5	0.3	90.2
Gross Realized Investment Losses	(13.0)	(7.3)	—	(20.3)

Net Realized Investment Gains from Sales	(6.6)	76.2	0.3	69.9
Impairments	(12.7)	(2.8)	—	(15.5)
Other, Including Gains on Calls and Redemptions	7.9	—	(1.9)	6.0

Net Realized Investment Gains (Losses)	$(11.4)	$73.4	$(1.6)	$60.4

YEAR ENDED DECEMBER 31, 2004	FIXED MATURITIES AVAILABLE-FOR-SALE	MARKETABLE EQUITY SECURITIES	OTHER	TOTAL
Proceeds from Sales	$721.9	$674.9	$2.0	$1,398.8

Gross Realized Investment Gains	30.2	170.2	2.0	202.4
Gross Realized Investment Losses	(12.7)	(12.1)	—	(24.8)

Net Realized Investment Gains from Sales	17.5	158.1	2.0	177.6
Impairments	(8.8)	(0.2)	—	(9.0)
Other, Including Gains on Calls and Redemptions	21.0	—	11.2	32.2

Net Realized Investment Gains	$29.7	$157.9	$13.2	$200.8

Note 3: Derivative Financial Instruments

Derivatives are instruments whose values are derived from underlying instruments, indices or rates, have notional amounts and can be net settled. This may include derivatives that are “embedded” in other instruments or in certain existing assets or liabilities. The derivative financial instruments we use are interest rate swaps as a means of hedging exposure to interest rate risk on a portion of our debt.

Interest rate risk is the risk of incurring economic losses due to changes in the level of interest rates. We selectively use interest rate swaps as hedges to change the characteristics of certain liabilities. With interest rate swap agreements, we exchange with a counterparty, at specified intervals, interest rate payments of differing character (for example, fixed-rate payments exchanged for variable-rate payments), based on an underlying principal balance (notional amount). No cash is exchanged at the outset of the contract, and no principal payments are made by either party. We report the net interest accrued and the net interest payments made at each interest payment due date in Interest Expense in the Consolidated Statements of Income.

FAIR VALUE HEDGES

We use interest rate swaps to hedge the change in fair value of certain of the fixed-rate debt we have outstanding. At December 31, 2006, we had $401.4 of notional amounts outstanding relating to such hedges compared with $404.1 at December 31, 2005. The fair value, which is equal to the carrying value, of these swaps totaled $(0.7) at December 31, 2006 and $(2.6) at December 31, 2005. These derivatives have been designated as fair value hedges and, because they have been determined to be highly effective, we report changes in their fair value and the fair value changes of the related portions of the debt that they hedge on a net basis in Net Realized Investment Gains in our Consolidated Statements of Income.

In conjunction with the November 2006 repurchase of $2.7 of our 6.875% senior notes, we terminated our corresponding portion of the interest rate swap totaling $2.7 of notional amount. We reported minimal losses on this termination.

In conjunction with the August 2005 repurchase of $25.9 of our 7.25% senior notes, we terminated our corresponding portion of the interest rate swap totaling $25.9 of notional amount. We reported a pretax gain of $0.3 on the termination of this fair value hedge in Net Realized Investment Gains in our Consolidated Statements of Income.

In conjunction with the repurchase of $145.0 principal amount of our 7.25% senior notes on September 1, 2004, we terminated our corresponding portion of the interest rate swap totaling $145.0 notional amount. We reported a pretax gain of $2.0 on the termination of this fair value hedge in Net Realized Investment Gains in our Consolidated Statements of Income.

Differences between the changes in fair value of these derivatives and the hedged items represent hedge ineffectiveness. In 2006, 2005 and 2004, no amounts were recognized in earnings due to hedge ineffectiveness.

Note 4: Fair Value of Financial Instruments

The aggregate fair value amounts disclosed do not represent the underlying value to us and care should be exercised in drawing conclusions about our business or financial condition based on the fair value information disclosed below.

Non-financial instruments such as property and equipment, deferred policy acquisition costs, deferred income taxes and loss and LAE reserves are excluded from the fair value disclosures.

We determine fair value amounts for financial instruments using available third-party market information. When such information is not available, as in the case of securities that are not publicly traded, we determine the fair value amounts using appropriate valuation methodologies, including discounted cash flows and market prices of comparable instruments. Significant judgment is required in developing certain of these estimates of fair value, and the estimates may not represent amounts at December 31, 2006 that would be realized in a current market exchange.

FIXED MATURITIES

We estimate fair values for fixed maturities, other than non-publicly traded fixed maturities, based on prices obtained from independent pricing services or quoted market prices. Our investment portfolio included non-publicly traded fixed maturities of $114.8 at December 31, 2006 and $101.0 at December 31, 2005.

MARKETABLE EQUITY SECURITIES

We estimate fair values for marketable equity securities, other than non-publicly traded marketable equity securities, based on prices obtained from independent pricing services or quoted market prices. Our investment portfolio included non-publicly traded marketable equity securities of $29.4 at December 31, 2006 and $28.3 at December 31, 2005.

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

The following table summarizes the carrying or reported values and corresponding fair values of financial instruments:

	2006		2005
DECEMBER 31,	CARRYING AMOUNT	FAIR VALUE	CARRYING AMOUNT	FAIR VALUE
FINANCIAL ASSETS
Fixed Maturities	$9,119.0	$9,119.0	$9,361.9	$9,361.9
Marketable Equity Securities	1,529.7	1,529.7	1,123.5	1,123.5
Cash and Cash Equivalents	287.6	287.6	556.3	556.3
Interest Rate Swaps	0.6	0.6	2.4	2.4
FINANCIAL LIABILITIES
6.875% Notes Due 2007	197.3	199.0	200.0	204.7
4.200% Notes Due 2008	200.0	197.3	200.0	196.7
4.875% Notes Due 2010	300.0	296.7	300.0	297.8
7.250% Notes Due 2012	204.1	220.6	204.1	227.5
8.072% Debentures Due 2037	348.6	364.9	402.9	430.4
Interest Rate Swaps	$1.3	$1.3	$5.0	$5.0

Note 5: Loss and LAE Reserves

The following table analyzes the changes in our loss and LAE reserves for 2006, 2005 and 2004. We report changes in estimated reserves in the Consolidated Statements of Income in the year we make the change:

YEAR ENDED DECEMBER 31,	2006	2005	2004
Loss and LAE Reserves at Beginning of Year	$5,358.2	$5,209.3	$5,044.6
Less Reinsurance Recoverables on Unpaid Losses, Net of Allowance	420.1	323.6	329.3

Net Balance at Beginning of Year	4,938.1	4,885.7	4,715.3

Incurred Loss and LAE for Claims Occurring During:
Current Year	3,426.0	3,680.9	3,534.2
Prior Years	(146.2)	(45.9)	(39.0)

Total Incurred Loss and LAE	3,279.8	3,635.0	3,495.2

Loss and LAE Payments for Claims Occurring During:
Current Year	1,886.6	1,912.1	1,884.5
Prior Years	1,574.9	1,619.5	1,440.3

Total Loss and LAE Payments	3,461.5	3,531.6	3,324.8
Sale of London Operations	—	(51.0)	—

Net Balance at End of Year	4,756.4	4,938.1	4,885.7
Plus Reinsurance Recoverables on Unpaid Losses, Net of Allowance	415.0	420.1	323.6

Loss and LAE Reserves at End of Year	$5,171.4	$5,358.2	$5,209.3

2006

In 2006, we reduced our estimates for prior years’ loss and LAE reserves by $146.2. This total decrease included:

•	$98.2 reduction in personal auto reserves, reflecting decreases in severity estimates primarily for prior accident years 2004 and 2005 in our liability lines

•	$39.5 reduction in commercial multi-peril reserves and general liability reserves other than asbestos, environmental and construction defects, due to lower-than-expected number of claims

•	$26.6 reduction in commercial umbrella reserves due to lower-than-expected number of claims

•	$25.9 increase in asbestos reserves related to large loss activity

•	$23.2 increase in our general liability reserves in our runoff lines primarily due to religious institution allegations

•	$16.1 increase in commercial auto reserves, reflecting increases in severity estimates for prior accident years in our liability lines

•	$15.7 reduction in personal property reserves, due to lower-than-expected severity

•	$12.9 reduction in workers compensation reserves due to reforms in California and Texas

•	$12.5 reduction in personal specialty lines reflecting decreases in personal umbrella severity estimates for prior accident years.

•	$12.2 increase in our assumed reinsurance runoff lines driven by large loss activity

•	$11.2 reduction in SFIS prior accident year reserves (for claims for which we remain responsible after the sale of SFIS) driven by a reduction of hurricane assessments

•	$7.0 reduction in a number of lines due to emerging claim trends and related loss data, including unallocated LAE

2005

In 2005, we reduced our estimates for prior years’ loss and LAE reserves by $45.9. This total decrease included:

•	$77.3 reduction in commercial multi-peril reserves and general liability reserves other than asbestos, environmental and construction defects due to lower-than-expected number of claims

•	$36.7 reduction in personal auto reserves, reflecting decreases in severity estimates for prior accident years in our liability lines

•	$26.3 reduction in construction defects reserves, reflecting claims frequency improvement in our runoff lines

•	$11.0 reduction in personal property reserves, reflecting improvement in severity relative to our original estimates

•	$30.5 increase in our Surety reserves related to large loss activity in our contract lines

•	$47.0 increase in workers compensation reserves to reflect increased provisions for long-term medical claim inflation and associated claims adjustment expenses

•	$35.8 increase in our asbestos and environmental reserves to reflect increases in defense and containment costs

•	$7.9 reduction in a number of lines due to emerging claim trends and related loss data, including unallocated LAE

2004

In 2004, we reduced our estimates for prior years’ loss and LAE reserves by $39.0. This total decrease included:

•	$42.9 reduction in personal property reserves, reflecting lower claims frequency than our original estimates

•	$32.6 reduction in commercial auto reserves, primarily due to a favorable ruling related to Ohio uninsured motorists coverage

•	$14.8 reduction in personal auto reserves, reflecting improved claims frequency in both our preferred and non-standard books of business

•

$20.7 increase in commercial multi-peril and other general liability reserves. This included an $8.6 reduction in World Trade Center loss estimates, a $29.6 increase in asbestos reserves and a $14.3 increase in environmental reserves

•	$30.6 increase in a number of lines at various times during the year due to emerging claim trends and related loss data, including unallocated LAE

Note 6: Reinsurance

Our reinsurance recoverables are composed of the following amounts:

DECEMBER 31,	2006	2005
Reinsurance Recoverables on:
Unpaid Loss and LAE Reserves	$427.9	$432.6
Paid Losses and LAE	14.9	26.9
Allowance for Uncollectible Reinsurance	(12.9)	(12.5)

Total	$429.9	$447.0

Of our total reinsurance recoverables balance at December 31, 2006, 27.6% was with mandatory reinsurance pools. Of the remaining amounts, 86.8% were due from reinsurers rated A– or higher by A.M. Best, including 54.5% with the following four reinsurers: Employers Reinsurance Corporation, American Reinsurance Corporation (now known as Munich Re America, Inc.) General Reinsurance Corporation, and Swiss Reinsurance America Corporation.

We evaluate the financial condition of our reinsurers to minimize our exposure to losses from reinsurer insolvencies. To our knowledge, none of our major reinsurers is currently experiencing material financial difficulties. Our business is not substantially dependent upon any single reinsurer.

The effects of reinsurance on our earned premiums were as follows:

YEAR ENDED DECEMBER 31,	2006	2005	2004
Direct	$5,700.6	$5,771.5	$5,497.4
Ceded	(229.5)	(131.3)	(134.6)
Assumed	137.2	165.2	166.3

Net Earned Premiums	$5,608.3	$5,805.4	$5,529.1

Assumed to Net	2.4%	2.8%	3.0%

Reinsurance premiums ceded on a written basis are approximately equal to the ceded earned premiums disclosed above.

In connection with the sale of SFIS, we entered into a reinsurance agreement under which we ceded 100% of our lender-placed property insurance business with policy issue dates on or after January 1, 2006, as well as losses occurring on or after January 1, 2006, on policies-in-force prior to that date. The reinsurance for the period January 1, 2006 through April 30, 2006 is accounted for as retroactive reinsurance. SFIS generated $109.2 of ceded premiums in 2006.

We show unearned premiums before the effects of reinsurance. We report the reinsurance amounts related to the unearned premium liability in Other Assets on our Consolidated Balance Sheets. These amounts totaled $37.1 at December 31, 2006 and $34.1 at December 31, 2005.

The effects of reinsurance on our incurred losses and LAE were as follows:

YEAR ENDED DECEMBER 31,	2006	2005	2004
Direct	$3,203.5	$3,576.4	$3,392.7
Ceded	(43.6)	(134.7)	(41.1)
Assumed	119.9	193.3	143.6

Net Loss and LAE Incurred	$3,279.8	$3,635.0	$3,495.2

The increase in ceded incurred losses in 2005 compared with 2004 was primarily a result of $73.4 increase in workers’ compensation reserves. Ceded reserves for Hurricane Katrina decreased $16.3 in 2006.

Note 7: Income Taxes

Our provision for income taxes differs from the expected amount computed by applying the U.S. federal income tax rate of 35% to Income from Continuing Operations before Income Taxes, as follows:

	2006		2005		2004
YEAR ENDED DECEMBER 31,	Amount	% of Pretax Income	Amount	% of Pretax Income	Amount	% of Pretax Income
Income from Continuing Operations before Income Taxes	$1,239.5	100%	$985.7	100.0%	$892.9	100.0%

Computed “Expected” Tax Expense	433.8	35.0	345.0	35.0	312.5	35.0
Tax-Exempt Municipal Bond Income	(57.8)	(4.7)	(39.4)	(4.0)	(36.0)	(4.0)
Dividends Received Deduction	(8.4)	(0.7)	(8.5)	(0.9)	(8.0)	(0.9)
Proration	9.9	0.8	7.0	0.7	6.5	0.7
Stock Contribution to Safeco Insurance Foundation	(10.5)	(0.8)	—	—	—	—
Other	(7.5)	(0.6)	(9.5)	(0.9)	(2.3)	(0.3)

Provision for Income Taxes	359.5	29.0%	294.6	29.9%	272.7	30.5%

Current Provision for Income Taxes	289.5		204.2		228.5
Deferred Provision for Income Taxes	70.0		90.4		44.2

Provision for Income Taxes	$359.5		$294.6		$272.7

The major components of our Net Deferred Income Tax Assets at December 31, 2006 and 2005 were as follows:

DECEMBER 31,	2006	2005
Deferred Tax Assets
Discounting of Loss and LAE Reserves for Tax Purposes	$186.2	$205.8
Unearned Premium Liability	152.5	173.9
Goodwill	118.8	139.9
Postretirement Benefits	32.9	36.3
Investment Impairments	13.3	10.5
Other	64.4	79.6

Total Deferred Income Tax Assets	568.1	646.0

Deferred Tax Liabilities
Unrealized Gains on Investment Securities	254.9	191.8
Adjustment to Initially Apply SFAS 158	5.6	—

Accumulated Other Comprehensive Income	260.5	191.8
Deferred Policy Acquisition Costs	134.4	131.7
Other	29.5	42.1

Total Deferred Income Tax Liabilities	424.4	365.6

Net Deferred Income Tax Assets	$143.7	$280.4

Note 8: Debt

The following table shows the total principal amount, current and long-term portions, interest rates and maturities of our debt (in 2005, all debt was classified as long-term):

	2006			2005
DECEMBER 31,	TOTAL	CURRENT	LONG-TERM	LONG-TERM
6.875% Notes Due 2007	$197.3	$197.3	$—	$200.0
4.200% Notes Due 2008	200.0	—	200.0	200.0
4.875% Notes Due 2010	300.0	—	300.0	300.0
7.250% Notes Due 2012	204.1	—	204.1	204.1
8.072% Debentures Due 2037	348.6	—	348.6	402.9

Total Debt	$1,250.0	$197.3	$1,052.7	$1,307.0

At December 31, 2006, the aggregate annual principal amounts contractually payable under these obligations in each of the next five years and thereafter were as follows:

YEAR PAYABLE	AMOUNT DUE
2007	$197.3
2008	200.0
2009	—
2010	300.0
2011	—
2012 and Thereafter	552.7

Total Debt	$1,250.0

In 2006, we repurchased $54.3 in principal amount of 8.072% Debentures for $58.8 and $2.7 in principal amount of 6.875% senior notes for $2.7, and at the same time terminated $2.7 notional amount of our corresponding interest rate swap. Including transaction costs, we reported a loss on debt repurchases of $4.5 pretax ($2.9 after tax) in our Consolidated Statements of Income.

In 2005, we repurchased $25.9 in principal amount of 7.25% senior notes for $29.8. Including transaction costs, we reported a loss on debt repurchase of $4.0 pretax ($2.6 after tax) in the Consolidated Statements of Income.

In 2004, we used $562.7 of the proceeds from the sale of L&I to repurchase $473.4 in principal amount of our 8.072% Debentures and $170.9 to repurchase $145.0 in principal amount of our 7.25% senior notes, and at the same time we terminated $145.0 notional amount of our corresponding interest rate swap. Including transaction costs, we reported a loss on debt repurchases of $121.0 pretax ($78.7 after tax) in our Consolidated Statements of Income in 2004.

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

In July 1997, we issued $200.0 of non-callable senior notes with a coupon of 6.875% that mature in July 2007. At the same time, we entered into two interest rate swaps, each at $100.0 notional amount, to effectively convert this fixed-rate senior note obligation into variable rate at 457.25 and 458.60 basis points over the 90-day LIBOR rate. We designated the interest rate swaps as fair value hedges pursuant to SFAS 133, and they are reported at fair value on our Consolidated Balance Sheets.

We maintain a bank credit facility with $300.0 available, which expires March 2010. The terms of the bank credit facility require us to pay a fee to have these funds available, maintain a specified minimum level of shareholders’ equity and keep our debt-to-capitalization ratio below a specified maximum. This facility does not require us to maintain any deposits as compensating balances. At the end of and throughout 2006, we had no borrowings under the bank credit facility, and we were in compliance with all its covenants.

In connection with the issuance of Capital Securities in 1997, Safeco issued the principal amount of $876.3 of debentures to Safeco Capital Trust. The Capital Securities are mandatorily redeemable on July 15, 2037, the same date the debentures are due. The Capital Securities may be redeemed, contemporaneously with the debentures, beginning in July 2007, at a price of 104% of principal, with the call premium graded down to zero in 2017. Our obligations under the debentures and related agreements, taken together, constitute a full and unconditional guarantee of payments due on the Capital Securities.

We have the right, at any time, to defer payments of interest on the debentures for up to five years. Consequently, the distributions on the Capital Securities and the Common Securities would be deferred though such distributions would continue to accrue with interest. In no case may we extend the deferral of payments and distributions beyond the stated maturity dates of the securities. As discussed above, we repurchased $54.3 principal amount of Debentures in 2006, and $473.4 principal amount of Debentures in 2004.

Note 9: Employee Benefit Plans

We sponsor defined contribution and defined benefit plans covering substantially all employees and provide a postretirement benefit program for certain retired employees. Eligibility for participation in the various plans is generally based on the employee’s date of hire or on completion of a specified period of service. Employer contributions to these plans are made in cash.

401(k) PROFIT SHARING RETIREMENT PLAN

The Safeco 401(k)/Profit Sharing Retirement Plan (401(k) Plan) is a defined contribution plan. In a defined contribution plan, the benefits a participant will receive from the plan the result from regular contributions made by the participant or the company. Our plan includes a minimum company contribution of 3% of each eligible participant’s compensation and a matching contribution of 66.6% of a participant’s contributions up to 6% of eligible compensation. An additional profit-sharing amount may also be contributed when we meet certain criteria defined in the plan. In 2004, 2005 and 2006, we made additional profit-sharing contributions based on our earnings in those years.

The following table summarizes the costs we charged to Income from Continuing Operations:

YEAR ENDED DECEMBER 31,	2006	2005	2004
Minimum Contributions	$14.4	$14.7	$13.4
401(k) Matching Contributions	11.8	11.7	11.0
Profit Sharing Contributions	23.4	19.3	15.8

Total	$49.6	$45.7	$40.2

The 401(k) Plan includes Safeco stock as an investment option. The 401(k) Plan held 2.0 million shares of Safeco stock at December 31, 2006.

CASH BALANCE PLAN

The Safeco Cash Balance Plan (CBP) is a noncontributory defined benefit plan. The CBP specifies the benefit amount each participant will receive based on eligible compensation plus a stipulated rate of return on the benefit balance. We make contributions to the CBP that are deductible for federal income tax purposes and that at least meet the minimum funding requirements set by the Employee Retirement Income Security Act (ERISA). We do not expect to make any contributions in 2007.

PROJECTED BENEFIT OBLIGATION AND FUNDED STATUS OF CBP

We use December 31 as the measurement date for calculating the projected benefit obligation related to the CBP program. The following table summarizes our obligations and assets related to the CBP:

DECEMBER 31,	2006	2005
CHANGE IN PROJECTED BENEFIT OBLIGATION
Projected Benefit Obligation at Beginning of Year	$156.4	$146.3
Service Cost	12.4	12.0
Interest Cost	8.4	7.8
Actuarial Loss	2.0	2.9
Benefits Paid	(17.6)	(12.6)

Projected Benefit Obligation at End of Year	161.6	156.4

CHANGE IN FAIR VALUE OF PLAN ASSETS
Fair Value of Plan Assets at Beginning of Year	166.9	150.3
Actual Return on Plan Assets	20.0	8.0
Employer Contributions	19.3	21.2
Benefits Paid	(17.6)	(12.6)

Fair Value of Plan Assets at End of Year	188.6	166.9

Funded Status at End of Year	27.0	10.5
Unrecognized Net Actuarial Loss	—	23.2
Unrecognized Prior Service Cost	—	0.5

Net Asset Recognized in the Consolidated Balance Sheet	$27.0	$34.2

The following table summarizes the amounts in accumulated other comprehensive income that have not yet been recognized as components of net periodic benefit cost:

DECEMBER 31,	2006
Unrecognized Actuarial Loss	$16.8
Unrecognized Prior Service Cost	0.3

Total Recognized in Accumulated Other Comprehensive Income	$17.1

We expect to amortize $0.2 of the prior service cost from accumulated comprehensive income into net periodic benefit cost in 2007.

We invest our CBP assets in fixed maturities and marketable equity securities. Our investment strategy is intended to manage investment risk through diversification among asset classes, investment styles, industry weightings and issuer weightings.

The following table displays our target allocations for 2007, as well as the distribution of our CBP assets at year-end:

	TARGET ALLOCATION	PERCENTAGE OF PLAN ASSETS AT DECEMBER 31
	2007	2006	2005
ASSET ALLOCATION
Marketable Equity Securities	60.0%	59.9%	59.2%
Fixed Maturities	30.0	36.1	38.9
Real Estate	10.0	—	—
Cash and Cash Equivalents	Up to 5.0%	4.0%	1.9%

The following table summarizes net periodic pension costs charged to Income from Continuing Operations.

YEAR ENDED DECEMBER 31,	2006	2005	2004
Service Cost	$12.4	$12.0	$10.8
Interest Cost	8.4	7.8	8.2
Expected Return on Plan Assets	(12.8)	(11.4)	(8.6)
Settlement Loss	—	—	2.6
Amortization of Prior Service Cost and Unrecognized Actuarial Loss	1.5	1.0	0.3

Net Periodic Pension Costs Recognized	$9.5	$9.4	$13.3

We calculated net periodic pension costs for the CBP using the following assumptions:

DECEMBER 31,	2006	2005	2004
Pension Benefits:
Discount Rate	5.50%	5.50%	6.25%
Expected Long-Term Rate of Return on Plan Assets	8.00	8.00	8.00
Rate of Compensation Increases	5.00%	5.00%	5.00%

We determined the discount rate assumption by considering the general interest rate environment, calculation of an equivalent discount rate on a hypothetical portfolio of high-quality fixed maturities with future cash flows that are similar to the timing and amount of our estimated future benefit payments from CBP, and other relevant factors.

We determined the expected long-term rate of return on plan assets assumption based on an evaluation of the expected allocation of plan assets, the historical and anticipated long-term future performance of various asset sectors and other relevant factors.

We estimate that benefit payments from the CBP over the next ten years will be as follows:

YEAR OF PAYMENT	ESTIMATED BENEFIT PAYMENT
2007	$18.6
2008	19.5
2009	19.2
2010	20.1
2011	18.9
2012 - 2016	$88.7

OTHER POSTRETIREMENT BENEFITS

We provide certain healthcare and life insurance benefits, which we refer to as Other Postretirement Benefits (OPRB), for certain active and retired employees, their beneficiaries and eligible dependents.

During 2003, we curtailed and amended our OPRB program. As a result of these changes, retirees and employees who met certain age and service requirements at December 31, 2003 will continue to receive life insurance benefits and subsidized healthcare benefits at retirement. Certain employees who did not meet the amended age and service requirements at December 31, 2003 will be allowed access to our group healthcare plan at retirement provided they pay the entire cost of coverage. They will not receive life insurance benefits at retirement. No retiree life or healthcare benefits will be provided at retirement for anyone hired after December 31, 2003.

The following table summarizes our accumulated benefit obligation and assets related to the OPRB program:

DECEMBER 31,	2006	2005
CHANGE IN ACCUMULATED BENEFIT OBLIGATION
Accumulated Benefit Obligation at Beginning of Year	$58.6	$70.7
Service Cost	0.5	0.2
Interest Cost	3.1	3.7
Actuarial Loss	(1.5)	(3.6)
Amendments	—	(6.5)
Participant Contributions	4.0	5.4
Benefits Paid	(6.0)	(11.3)

Accumulated Benefit Obligation at End of Year	58.7	58.6

CHANGE IN FAIR VALUE OF PLAN ASSETS
Fair Value of Plan Assets at Beginning of Year	—	0.7
Employer Contributions	2.0	5.2
Participant Contributions	4.0	5.4
Benefits Paid	(6.0)	(11.3)

Fair Value of Plan Assets at End of Year	—	—

Funded Status at End of Year	(58.7)	(58.6)
Unrecognized Actuarial Gain	—	(5.1)
Unrecognized Prior Service Benefit	—	(39.9)

Net Liability Recognized in the Consolidated Balance Sheets	$(58.7)	$(103.6)

The following table summarizes the amounts in accumulated other comprehensive income that have not yet been recognized as components of net periodic benefit cost:

DECEMBER 31,	2006
Unrecognized Actuarial Gain	$(6.0)
Unrecognized Prior Service Benefit	(29.4)

Total Recognized in Accumulated Other Comprehensive Income	$(35.4)

We expect to amortize $0.8 of the actuarial gain and $10.5 of the prior service benefit from accumulated comprehensive income into net periodic benefit cost in 2007.

We amended the retiree healthcare plan in 2005 to coordinate prescription drug coverage with Medicare Part D. This amendment decreased our OPRB obligation by $6.5 at December 31, 2005.

We calculated our obligation for the OPRB using a discount rate of 5.50% at December 31, 2006, and 5.50% at December 31, 2005. We determined the discount rate assumption by considering the general interest rate environment, calculation of an equivalent discount rate on a hypothetical portfolio of high-quality fixed maturities with future cash flows similar to the timing and amount of our estimated future OPRB payments and other relevant factors.

We calculated our OPRB obligation at December 31, 2006, using a healthcare cost trend rate of 11.0% for 2007 and assumed it gradually decreases to 5.0% in 2013 and remains at that level thereafter. A 1% increase or decrease in the assumed healthcare cost trend rate for each year would not have a material impact on our OPRB obligation or OPRB cost.

The following table summarizes costs credited to Income from Continuing Operations for this OPRB program:

YEAR ENDED DECEMBER 31,	2006	2005	2004
Service Cost	$0.5	$0.2	$0.6
Interest Cost	3.1	3.7	4.0
Expected Return on Plan Assets	—	—	(0.1)
Amortization of Prior Service Benefit and Unrecognized Actuarial Gain	(11.1)	(9.3)	(8.9)

Net Periodic Pension Benefit Recognized	$(7.5)	$(5.4)	$(4.4)

We calculated the net periodic postretirement benefit charges (credits) for the OPRB program using a discount rate of 5.50% for 2006 and 2005, and 6.25% for 2004.

We estimate that benefit payments related to our OPRB program over the next ten years will be as follows:

YEAR OF PAYMENT	ESTIMATED BENEFIT PAYMENT
2007	$4.6
2008	4.8
2009	4.8
2010	4.8
2011	4.8
2012 - 2016	$21.3

DEFERRED COMPENSATION PLANS

We sponsor a voluntary deferred compensation plan for certain executives. The primary purpose of the Deferred Compensation Plan (DCP) is to restore the retirement benefits to which participating executives would be entitled under the terms of the 401(k) Plan and CBP absent Internal Revenue Code limitations. The amounts deferred by the executives, if any, and by Safeco are credited with earnings tied to the performance of designated measurement funds also offered in our 401(k) Plan and CBP.

Plan participants may select from a variety of investment choices for purposes of calculating the investment return attributable to their deferral. Under the terms of this plan, we credit accounts with gains (losses) based on the investment choices selected by the participant. Payments are generally made upon or after termination of employment.

We also sponsor a voluntary DCP for directors. The crediting methodology and investment choices available to plan participants are similar to those offered under the executive DCP.

Expense for the DCP amounted to $2.1 in 2006, $2.6 in 2005 and $3.1 in 2004. These expenses reflect Safeco’s credits to participants’ accounts and investment gains (losses) based on the investment choices selected by each participant.

Note 10: Comprehensive Income

Comprehensive income is defined as all changes in Shareholders’ Equity except those arising from transactions with shareholders. Comprehensive income includes net income and other comprehensive income, which for us consists of changes in unrealized gains or losses on investment securities, foreign currency translation, defined benefit and other postretirement benefit pension plans. With the adoption of SFAS 158, an adjustment to accumulated other comprehensive income was made to record gains or losses and prior service costs or credits for defined benefit and other postretirement benefit pension plans that had not yet been included in net periodic benefit cost. Prior to the adoption of SFAS 158, comprehensive income included changes in minimum pension liability. In 2004, comprehensive income included similar items for Discontinued Operations prior to the sale of L&I along with deferred policy acquisition costs valuation allowance and changes in the fair value of derivative financial instruments and hedging activities.

Our components of accumulated other comprehensive income or loss were:

	NET UNREALIZED GAINS (LOSSES) ON AVAILABLE- FOR-SALE SECURITIES	NET UNREALIZED GAINS ON DERIVATIVE INSTRU- MENTS	FOREIGN CURRENCY TRANSLA- TION ADJUST- MENT	UNREC- OGNIZED PENSION COSTS	DEFERRED POLICY ACQUISITION COSTS VALUATION ALLOWANCE	MINIMUM PENSION LIABILITY	DEFERRED INCOME TAXES	ACCUMU- LATED OTHER COMPRE- HENSIVE INCOME (LOSS)
Balances at January 1, 2004	$2,420.4	$18.7	$(13.6)	$—	$(88.0)	$(8.8)	$(811.4)	$1,517.3
Gross Unrealized Gains (Losses) on Investment Securities	68.2	—	—	—	—	—	(28.4)	39.8
Reclassification Adjustment for Net Realized Investment Gains Included in Income from Continuing Operations	(200.8)	—	—	—	—	—	74.4	(126.4)
Foreign Currency Translation	—	—	3.9	—	—	—	(1.4)	2.5
Minimum Pension Liability	—	—	—	—	—	8.8	(3.1)	5.7
Discontinued Operations	(1,490.4)	(18.7)	—	—	88.0	—	497.5	(923.6)

Balances at December 31, 2004	797.4	—	(9.7)	—	—	—	(272.4)	515.3
Gross Unrealized Gains (Losses) on Investment Securities	(188.4)	—	—	—	—	—	67.1	(121.3)
Reclassification Adjustment for Net Realized Investment Gains Included in Income from Continuing Operations	(60.4)	—	—	—	—	—	16.9	(43.5)
Foreign Currency Translation	—	—	9.7	—	—	—	(3.4)	6.3

Balances at December 31, 2005	548.6	—	—	—	—	—	(191.8)	356.8
Gross Unrealized Gains (Losses) on Investment Securities	183.9	—	—	—	—	—	(55.2)	128.7
Reclassification Adjustment for Net Realized Investment Gains Included in Income from Continuing Operations	(3.8)	—	—	—	—	—	(7.9)	(11.7)
Adjustment to Initially Apply SFAS 158	—	—	—	16.0	—	—	(5.6)	10.4

Balances at December 31, 2006	$728.7	$—	$—	$16.0	$—	$—	$(260.5)	$484.2

Note 11: Sales of Real Estate

In 2006, we revised our real estate strategy to focus on leased office space instead of owning facilities. During 2006, we sold five properties for proceeds of $372.1 and recorded a net pretax gain of $168.7 ($109.6 after tax), detailed in the table below:

REAL ESTATE SOLD	PROCEEDS	PRETAX GAIN ON SALE	AFTER TAX GAIN ON SALE
Redmond, Washington	$212.6	$41.1	$26.7
University District, Seattle, Washington	124.1	107.4	69.8
Portland, Oregon	19.4	15.2	9.9
Pleasant Hill, California	10.2	2.8	1.8
Spokane, Washington	5.8	2.2	1.4

Total Real Estate Sold	$372.1	$168.7	$109.6

In 2007, we will re-establish our corporate headquarters in 486,000 square feet of leased space in downtown Seattle, Washington.

Note 12: Stock Incentive Plans

The Safeco Long-Term Incentive Plan of 1997 (the Plan), as amended, provides for the issuance of up to 12,000,000 shares of our common stock. Incentive stock options, non-qualified stock options, restricted stock rights and performance-measure restricted stock rights (collectively, RSRs), performance stock rights (PSRs), and stock appreciation rights are authorized under the Plan. The terms and conditions upon which options become exercisable vary among grants. However, option rights expire no later than 10 years from the date of grant. We make grants to key employees and non-employee directors. Options and RSRs generally vest on a straight-line basis over four years. We grant all such stock-based compensation awards at the fair market value of our common stock on the date of the grant.

We recognized compensation expense associated with our share-based awards over the requisite service period. This is the period of time between the grant date and the awards’ stated vesting term except for retiree eligible employees. Compensation expense is recognized net of estimated forfeitures. Estimated forfeitures are based on historical data. To the extent actual forfeitures or revised estimates differ from the estimated used, cumulative adjustments will be made in the period that estimates are revised. Prior to the adoption of SFAS 123(R), forfeitures were recognized on an estimated basis as allowed under SFAS 123.

COMPENSATION EXPENSE

Stock-based compensation expense was $19.9 ($13.2 after tax) for 2006, and $25.7 ($17.1 after tax) for 2005 and $25.1 ($17.6 after tax) for 2004. The compensation cost related to non-vested share-based compensation arrangements granted under the Plan but not yet recognized was $20.2 at December 31, 2006. We expect to recognize that cost over a weighted-average period of three years.

We show, on a pro forma basis, the effect on our net income and net income per share as if we applied the fair value method to all outstanding and unvested awards as if the fair value recognition provisions of SFAS 123 had been applied:

YEAR ENDED DECEMBER 31,	2005	2004
(In millions, except per share amounts)

Net Income, as reported	$691.1	$562.4
Add Back: After-Tax Stock-based Compensation Expense Included in Reported Net Income	17.1	17.6
Deduct: Pro Forma Stock-based Compensation Expense *	(18.3)	(22.0)

Pro Forma Net Income	$689.9	$558.0

Net Income Per Share
Basic – as Reported	$5.49	$4.19
Diluted – as Reported	5.43	4.16
Basic – Pro Forma	5.48	4.16
Diluted – Pro Forma	$5.42	$4.13

*	Determined under fair value based method for all awards, net of related tax effects.

At December 31, 2006, we had 1,006,126 stock options outstanding (vested and unvested), 575,065 RSRs awarded but not yet vested, and 3,272,498 shares of common stock reserved for future awards. We issue reserved shares to satisfy stock option exercises and RSRs and PSRs settled in stock.

RSR AND PSR ACTIVITY

RSRs provide for the holder to receive a stated number of shares if the holder remains employed for a stated period of time. Until December 2006, we classified our RSRs as liability awards. RSRs treated as liability awards were valued based upon the fair market value of our common stock on the date of grant and are remeasured at the end of each period to the current fair market value. Effective in December 2006, we require our RSRs to be settled in stock. As a result, RSRs are no longer treated as liability awards remeasured at each reporting period. RSRs have been classified as temporary equity in accordance with SEC Accounting Services Release Number 268 and its requirements. PSRs provide for the holder to receive a stated number of shares if the company attains certain specified performance goals within a stated performance cycle. There were no outstanding PSRs as of December 31, 2006.

Prior to December 2006, vested RSRs and earned PSRs were paid in cash based on the fair market value of our stock on the issue/payment date or issued in stock, at the option of the holder. After December 2006, RSRs and PSRs must be settled in stock. We charge RSR compensation expense to operations over the requisite service period and PSR compensation expense when it is probable the performance goals will be achieved.

We summarize our RSR and PSR activity for the year ended December 31, 2006 below:

	PSRs		RSRs
	SHARES	WEIGHTED- AVERAGE GRANT DATE FAIR VALUE	SHARES	WEIGHTED- AVERAGE GRANT DATE FAIR VALUE
Non-vested at January 1, 2006	36,602	$35.03	748,392	$47.00
Granted	5,649	50.67	418,299	52.87
Vested	(42,251)	37.12	(294,354)	46.19
Forfeited	—	—	(297,272)	48.91

Non-vested at December 31, 2006	—	$—	575,065	$50.70

We paid $14.2 in cash for 2006, $8.0 for 2005 and $1.1 for 2004 to settle RSRs. We used stock valued at $3.6 in 2006, $3.5 in 2005 and $1.7 in 2004 to settle RSRs.

We paid $1.8 in cash in 2006, $1.5 in 2005 and $0.7 in 2004 to settle PSRs. We used stock valued at $0.4 in 2006, $1.3 in 2005 and $0.4 in 2004 to settle PSRs.

We summarize our RSRs and PSRs granted and vested for the three years ended December 31 below:

YEAR ENDED DECEMBER 31,	2006	2005	2004
Weighted Average Grant-Date Fair Value of RSRs	$52.87	$50.25	$43.90
Weighted Average Grant-Date Fair Value of PSRs	$50.67	$46.61	$—

Fair Value of RSRs Vested	$17.8	$11.5	$2.8
Fair Value of PSRs Vested	$2.2	$2.8	$1.1

STOCK OPTION ACTIVITY

In 2006, we granted 250,000 stock options to our Chief Executive Officer on her hire date at an exercise price equal to the fair market value of our common stock on the date of grant. Also in 2006, we granted 9,770 stock options to our Chief Financial Officer on his hire date at an exercise price equal to the fair market value of our common stock on the date of grant. We granted no options in 2005 or 2004.

We summarize stock option activity for the year ended December 31, 2006 below:

	SHARES	WEIGHTED- AVERAGE EXERCISE PRICE PER SHARE	WEIGHED- AVERAGE REMAINING CONTRACTUAL TERM (IN YEARS)	AGGREGATE INTRINSIC VALUE
Outstanding at January 1, 2006	3,227,742	$33.97	6.38	$72.7
Granted	259,770	57.65
Exercised	(2,309,173)	33.39
Forfeited	(172,213)	38.10

Outstanding at December 31, 2006	1,006,126	40.71	6.37	22.0

Vested or Expected to Vest at December 31, 2006	949,212	40.06	6.26	21.3

Exercisable at December 31, 2006	626,705	$34.18	5.27	$17.8

We summarize the cash received the income tax benefits and the intrinsic value from our stock options exercised for the three years ended December 31, 2006 below:

YEAR ENDED DECEMBER 31,	2006	2005	2004
Cash from Stock Options Exercised	$77.1	$42.5	$81.5
Income Tax Benefits from Stock Options Exercised	16.0	6.0	9.0
Intrinsic Value of Options Exercised	$47.1	$19.3	$28.0

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

We show the weighted-average assumptions used in the option pricing model for awards below:

YEAR ENDED DECEMBER 31,	2006
Expected Dividend Yield	2.1%
Weighted-Average Volatility in Stock Price	31.3%
Risk-Free Interest Rate	4.4%
Expected Life of Stock Awards	6.9 years
Weighted Average Fair Value at Grant Date	$18.78

SAFECO AGENCY STOCK PURCHASE PLAN

The Safeco Agency Stock Purchase Plan of 2000 (Agency Plan) provides for the issuance of up to 1,000,000 shares of our common stock to agents who meet certain eligibility requirements. Agents meeting the eligibility requirements can purchase our common stock at a discount from the closing market price on the purchase day.

Common Stock issued under the Agency Plan is held in a custodial account and restricted from sale, transfer or assignment during a two-year restriction period. As of December 31, 2006, a total of 106,415 cumulative shares had been purchased.

Note 13: Commitments and Contingencies

INSURANCE ASSESSMENTS

Under state insolvency and guaranty laws, insurers licensed to do business in each state can be assessed or required to contribute to state guaranty funds to cover policyholder losses resulting from insurer insolvencies. We also are required to participate in assigned risk plans, reinsurance facilities and joint underwriting associations that provide insurance to individuals or entities who otherwise would be unable to purchase such coverage. We do not discount or report liabilities for guaranty funds net of premium taxes, and we include them in Other Liabilities on the Consolidated Balance Sheets. We had liabilities of $8.9 at December 31, 2006, and $14.7 at December 31, 2005, for estimated guaranty fund assessments.

LEASES

We lease office space, commercial real estate and certain equipment under leases that expire at various dates through 2018 with options for renewal to 2039. We account for these leases as operating leases. We do not have capitalized leases.

In addition to the short-term leases entered into in connection with the sales of our owned facilities, in May 2006, we entered into commitments to lease office space in Seattle, Washington for our corporate headquarters and Northwest regional office. We began accounting for these leases as operating leases in August 2006, the effective date of the first lease.

Our minimum rental and other commitments for the next five years and thereafter, including cost escalation clauses, for real estate leases and other commitments in effect at December 31, 2006 are as follows:

YEAR PAYABLE	REAL ESTATE LEASE COMMITMENTS	OTHER COMMITMENTS	TOTAL
2007	$54.3	$42.5	$96.8
2008	43.6	33.4	77.0
2009	42.3	8.7	51.0
2010	26.6	5.3	31.9
2011	25.1	5.3	30.4
2012 and Thereafter	111.0	39.9	150.9

Total	$302.9	$135.1	$438.0

The amount of rent expense, net of sublease rental income, we charged to Income from Continuing Operations was $53.6 for 2006, $57.2 for 2005 and $56.7 for 2004.

LEGAL PROCEEDINGS

Because of the nature of our businesses, we are subject to legal actions filed or threatened in the ordinary course of our operations. Generally, our involvement in legal actions involves defending third-party claims brought against our insureds (in our role as liability insurer) or principals of surety bonds and defending policy coverage claims brought against us.

On January 16, 2007, the United States Supreme Court heard oral argument in Burr v. Safeco. At issue was the Ninth Circuit Court of Appeal’s decision in the case. The underlying lawsuit, which was brought in October 2001 on behalf of a putative class of policyholders and seeks statutory damages, alleges that we willfully violated the Fair Credit Reporting Act (“FCRA”) by failing to send appropriate notices to new customers whose initial rates were higher than they would have been had the customer had a more favorable credit report. The District Court for the District of Oregon granted summary judgment for us, holding that FCRA’s adverse action notice requirement did not apply to the rate first charged for an initial policy of insurance. The Ninth Circuit reversed the district court, holding that the adverse action notice requirement applies to new business and that our failure to send appropriate notices constituted a willful violation of FCRA. We anticipate the Supreme Court’s opinion will be published in mid-2007.

On August 1, 2006, Emma Schwartzman, a shareholder, filed a derivative and direct complaint in federal court for the Western District of Washington, relating to the Executive Transition Services Agreement Safeco entered into with Mike McGavick, our former Chief Executive Officer. The complaint names as defendants certain current and former members of the Safeco Board and alleges the defendants breached their fiduciary duty by authorizing acts of corporate waste and ultra vires acts in the approval of that agreement. The complaint also claims that the Board caused Safeco to make false and misleading statements about that agreement in our 2006 Proxy Statement. The complaint is in part derivative in nature and does not seek monetary damages from us. Rather, it asks that the director defendants correct the statements made in the 2006 Proxy Statement. We have advanced, and will continue advancing throughout the pendency of this action, payment of legal fees and costs incurred by the defendants. We and the director defendants filed a motion to dismiss on October 31, 2006. Oral argument has been scheduled for March 16, 2007.

On July 19, 2005, we received a shareholder demand letter asserting that our directors and certain former officers of Talbot Financial Corporation (Talbot) breached their duties owed to Safeco in connection with the sale of Talbot in July 2004. The letter demanded that we commence an action against the directors who approved the transaction and against the officers involved in the transaction. We formed a board committee comprised of directors not involved in the sale to review the matter. Following an investigation, the committee determined that the actions called for in the letter should not be undertaken. The shareholder, Nicholas Goldware, trustee of the Goldware Family Trust, subsequently filed a derivative complaint in King County Superior Court on March 14, 2006. The complaint names as defendants certain current and former members of our board of directors, unnamed members of the board of directors of our subsidiary, General America Corporation, and the Talbot officers. The complaint alleges the defendants breached fiduciary duties, that the Talbot officers were unjustly enriched, and that the director defendants participated in and facilitated a breach of fiduciary duties by the Talbot officers. The complaint is derivative in nature and does not seek monetary damages from us. However, we have advanced, and will continue advancing throughout the pendency of this action payment of legal fees and costs incurred by the defendants. A motion to dismiss was filed by us and the director defendants on June 21, 2006. Oral argument is set for March 2, 2007.

In July 2004, the Roman Catholic Archdiocese of Portland filed for bankruptcy protection in the U.S. Bankruptcy Court for the District of Oregon. In connection with this bankruptcy, the Archdiocese has listed insurance policies allegedly issued by our insurance subsidiaries as assets in such bankruptcy, and has filed a lawsuit alleging that our insurance subsidiaries wrongfully denied coverage for claims alleging sexual misconduct by the Archdiocese. In December 2006, we executed a global settlement agreement, which was approved by the bankruptcy court on February 1, 2007.

We do not believe that any such litigation will have a material adverse effect on our financial condition, operating results or liquidity.

Note 14: Restructuring and Asset Impairment Charges

Charges have been recognized and accrued as restructuring and asset impairment charges and allocated to our reportable segments in accordance with SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” and SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Other costs that do not meet the criteria for accrual are being expensed as restructuring charges when we incur them.

2006 RESTRUCTURING

In 2006, we began implementation of an organizational design initiative intended to make us a more nimble and efficient competitor. This initiative includes reducing the number of organizational layers and increasing the average span of management control to streamline decision-making and give employees greater authority to take action quickly. As a result of this and other organizational design changes, approximately 250 positions have been eliminated.

We also incurred asset impairment charges in connection with our real estate consolidation efforts. We evaluate long-lived assets, such as furniture and equipment, for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. We recognize an impairment loss when net proceeds expected from disposition of an asset are less than the carrying value of the asset and reduce the carrying amount of the asset to its estimated fair value. In 2006, we recognized an $11.7 impairment loss on the disposal of our furniture and equipment related to buildings we have sold.

Costs incurred in 2006 and total estimated costs we expect to incur in connection with the restructuring and asset impairment are as follows:

DECEMBER 31, 2006	TOTAL EXPECTED COSTS	COSTS INCURRED TO DATE
Employee Termination Benefits	$12.3	$10.7
Asset Impairment	11.9	11.7
Lease Termination and Other Costs	1.7	1.2

Total	$25.9	$23.6

These costs are allocated to reportable segments as follows:

	TOTAL EXPECTED COSTS	COSTS INCURRED TO DATE
Safeco Personal Insurance (SPI)
Auto	$12.5	$11.4
Property	4.2	3.8
Specialty	0.5	0.5

Total SPI	17.2	15.7

Safeco Business Insurance (SBI)
SBI Regular	5.7	5.2
SBI Special Accounts Facility	1.3	1.1

Total SBI	7.0	6.3
Surety	1.4	1.3
Other	0.3	0.3

Total	$25.9	$23.6

Activity related to restructuring and asset impairment charges for 2006 was as follows:

	ACCRUAL AT DECEMBER 31, 2005	COSTS INCURRED	AMOUNTS PAID AND ASSETS IMPAIRED	ACCRUAL AT DECEMBER 31, 2006
Employee Termination Benefits	$—	$10.7	$6.9	$3.8
Asset Impairment	—	11.7	11.7	—
Lease Termination and Other Costs	—	1.2	1.1	0.1

Total	$—	$23.6	$19.7	$3.9

2004 L&I RESTRUCTURING

Following the sale of our L&I operations in 2004, we identified expense reductions enabling us to operate at a lower cost. We completed our 2004 L&I restructuring actions in the third quarter of 2006.

Costs incurred in 2004, 2005 and 2006 and the total costs we incurred associated with the L&I restructuring were as follows:

	TOTAL COSTS	YEAR ENDED DECEMBER 31,
		2006	2005	2004
Employee Termination Benefits	$0.8	$—	$0.4	$0.4
Lease Termination and Other Costs	8.0	2.1	2.3	3.6

Total	$8.8	$2.1	$2.7	$4.0

These costs were allocated to reportable segments as follows:

	TOTAL COSTS	YEAR ENDED DECEMBER 31,
		2006	2005	2004
Safeco Personal Insurance (SPI)
Auto	$4.3	$1.1	$1.3	$1.9
Property	1.4	0.3	0.4	0.7
Specialty	0.2	—	0.1	0.1

Total SPI	5.9	1.4	1.8	2.7

Safeco Business Insurance (SBI)
SBI Regular	2.0	0.5	0.6	0.9
SBI Special Accounts Facility	0.6	0.1	0.2	0.3

Total SBI	2.6	0.6	0.8	1.2
Surety	0.3	0.1	0.1	0.1

Total	$8.8	$2.1	$2.7	$4.0

Activity related to the accrued restructuring charges as of December 31, 2006 were as follows:

	BALANCE AT DECEMBER 31, 2005	COSTS ACCRUED	AMOUNTS PAID	BALANCE AT DECEMBER 31, 2006
Lease Termination and Other Costs	$2.5	$2.1	$3.1	$1.5

Note 15: Sale of Safeco Financial Institution Solutions

On April 30, 2006, we completed the sale of Safeco Financial Institution Solutions (SFIS), our lender-placed property insurance business, to Assurant, Inc. We received initial consideration of $11.0. The agreement allows for future payments up to $30.0 contingent on various factors. Two contingent payments in a total amount of $12.5 were based on the retention of key clients through October 27, 2006 and January 25, 2007. The contingencies were resolved by virtue of key client renewals, and we received payments of $7.5 on November 1, 2006 and $5.0 on January 30, 2007. The agreement also allows for the payments of $5.0 in 2008 based on retained gross written premium levels. In 2006, we recognized a pretax gain on this sale of $3.1 ($0.1 after tax) in net realized investment gains in our Consolidated Statements of Income.

In connection with the sale of SFIS, we entered into a reinsurance agreement under which we ceded 100% of our lender-placed property insurance business with policy issue dates on or after January 1, 2006, as well as losses occurring on or after January 1, 2006, on policies in force prior to that date. The reinsurance agreement for the period January 1, 2006 through April 30, 2006 was accounted for as retroactive reinsurance.

Note 16: Safeco Insurance Foundation

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

The contribution had the following impact on our Consolidated Statements of Income:

YEAR ENDED DECEMBER 31,	2006
Contribution to Safeco Insurance Foundation	$(30.0)
Net Realized Investment Gains	29.2

Total Income before Income Taxes	(0.8)
Income Tax Benefit	10.5

Net Income	$9.7

Note 17: Dividend Restrictions and Statutory Financial Information

Our insurance subsidiaries are restricted by state regulations as to the aggregate amount of dividends they may pay in any consecutive 12-month period without regulatory approval. Within defined limits, our insurance subsidiaries may pay dividends out of earned surplus without approval with 30 days prior written notice to the applicable state insurance commission. The limits are generally based on the greater of 10% of the prior year’s statutory surplus or prior year’s statutory net gain from operations. Dividends in excess of the prescribed limits or the subsidiary’s earned surplus require formal state insurance commission approval. Based on statutory limits as of December 31, 2006, Safeco Corporation is able to receive up to $884.8 in dividends from our insurance subsidiaries in the aggregate in 2007 without obtaining prior regulatory approval.

State insurance regulatory authorities require our insurance subsidiaries to file annual statements prepared on an accounting basis prescribed by the National Association of Insurance Commissioners’ (NAIC) Accounting Practices and Procedures Manual or permitted by their respective state of domicile (that is, on a statutory basis). Prescribed statutory accounting practices include state laws, regulations and general administrative rules, as well as a variety of publications of the NAIC. Permitted statutory accounting practices encompass all accounting practices not so prescribed. We do not use any permitted statutory accounting practices.

Statutory capital and surplus and statutory net income differ from amounts reported in accordance with GAAP primarily because policy acquisition costs are expensed when incurred, and income tax expense reflects only taxes paid or currently payable under statutory accounting rules.

Statutory net income and statutory capital and surplus were:

YEAR ENDED DECEMBER 31,	2006	2005	2004
Statutory net income	$900.1	$793.7	$768.8
Statutory capital and surplus at December 31,	$3,908.4	$3,691.9	$3,430.9

Note 18: Segment Information

On January 1, 2006, we made minor revisions to our segments, which were intended to be more reflective of how these segments are managed. Our asbestos and environmental results, previously included in SBI Regular and SBI Special Accounts Facility, were reclassified to P&C Other. Due to the 2006 sale of SFIS, our lender-placed property insurance business, were reclassified these results previously included in SBI Special Accounts Facility to P&C Other. Prior periods have been restated to reflect the revised presentation.

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

P&C Other – P&C Other includes runoff of assumed reinsurance and large-commercial business accounts in runoff, asbestos and environmental results and other business and programs that we have exited, including SFIS.

Corporate – The Corporate segment includes certain transactions such as the interest expense we pay on our debt, debt repurchases, miscellaneous corporate investment income and intercompany eliminations, real estate holdings, contributions to Safeco Insurance Foundation and other corporate activities are not allocated to individual reportable segments.

DISCONTINUED OPERATIONS

The Discontinued Operations include results of our L&I operations until the sale was completed in August 2004. See Note 19 for more information.

OUR RESULTS

Our management measures P&C segment profit or loss based on underwriting results and combined ratios. Underwriting profit or loss is our net earned premiums less our losses from claims, LAE and underwriting expenses, on a pretax basis. Combined ratio is our losses, LAE and underwriting expenses divided by our net earned premiums. Management views underwriting results and combined ratios as critical measures to assess the effectiveness of our underwriting activities.

Underwriting results and combined ratios are not a substitute for net income determined in accordance with GAAP.

The following tables present selected financial information by segment and reconcile segment revenues, underwriting and operating results to amounts reported in our Consolidated Statements of Income:

REVENUES

YEAR ENDED DECEMBER 31,	2006	2005	2004
Net Earned Premiums
SPI
Auto	$2,713.2	$2,820.4	$2,628.6
Property	909.0	913.3	920.6
Specialty	105.4	98.1	90.2

Total SPI	3,727.6	3,831.8	3,639.4

SBI
SBI Regular	1,245.4	1,272.2	1,224.7
SBI Special Accounts Facility	264.2	283.2	291.1

Total SBI	1,509.6	1,555.4	1,515.8

Surety	297.5	260.9	203.0
P&C Other	73.6	157.3	170.9

Total Earned Premiums	5,608.3	5,805.4	5,529.1
P&C Net Investment Income	476.6	460.6	445.0

Total P&C Revenues	6,084.9	6,266.0	5,974.1
Corporate	32.5	24.5	19.6
Gains on Sales of Real Estate	168.7	—	—
Net Realized Investment Gains	3.8	60.4	200.8

Total Revenues	$6,289.9	$6,350.9	$6,194.5

PRETAX UNDERWRITING PROFIT (LOSS) AND NET INCOME

YEAR ENDED DECEMBER 31,	2006	2005	2004
Underwriting Profit (Loss)
SPI
Auto	$244.1	$139.6	$176.2
Property	163.7	198.2	209.2
Specialty	29.0	6.9	11.9

Total SPI	436.8	344.7	397.3

SBI
SBI Regular	162.2	144.7	74.3
SBI Special Accounts Facility	68.7	78.7	28.5

Total SBI	230.9	223.4	102.8

Surety	98.4	55.0	42.4
P&C Other	(54.4)	(103.9)	(70.2)

Total Underwriting Profit	711.7	519.2	472.3
P&C Net Investment Income	476.6	460.6	445.0
Restructuring and Asset Impairment Charges	(25.7)	(2.7)	(5.4)
P&C Net Realized Investment Gains	(22.0)	63.6	179.7

Total P&C	1,140.6	1,040.7	1,091.6
Corporate	(61.1)	(47.8)	(98.8)
Gains on Sales of Real Estate	168.7	—	—
Contribution to Safeco Insurance Foundation	(30.0)	—	—
Losses on Debt Repurchases	(4.5)	(4.0)	(121.0)
Corporate Net Realized Investment Gains	25.8	(3.2)	21.1

Income from Continuing Operations before Income Taxes	1,239.5	985.7	892.9
Provision for Income Taxes	359.5	294.6	272.7

Income from Continuing Operations	880.0	691.1	620.2
Loss from Discontinued Operations, Net of Taxes	—	—	(57.8)

Net Income	$880.0	$691.1	$562.4

YEAR ENDED DECEMBER 31,	2006	2005	2004
SPI
Auto	91.0%	95.1%	93.3%
Property	82.0	78.3	77.3
Specialty	72.5	93.0	86.8

Total SPI	88.3	91.0	89.1

SBI
SBI Regular	87.0	88.6	94.0
SBI Special Accounts Facility	74.0	72.2	90.2

Total SBI	84.7	85.6	93.2

Surety	66.9	78.9	79.1
P&C Other	*	*	*

Total Combined Ratio +	87.3%	91.1%	91.5%

+	Combined ratios are GAAP basis. Expressed as a percentage, they are equal to losses and expenses divided by net earned premiums.

*	Not meaningful because this is runoff business with minimal premium.

The following table presents total assets, reported on our Consolidated Balance Sheets, by segment:

ASSETS

DECEMBER 31,	2006	2005
SPI
Auto	$4,388.1	$4,514.4
Property	2,146.8	2,115.6
Specialty	245.2	234.0

Total SPI	6,780.1	6,864.0

SBI
SBI Regular	3,642.1	3,602.7
SBI Special Accounts Facility	707.0	870.9

Total SBI	4,349.1	4,473.6

Surety	804.2	644.0
P&C Other	1,671.1	1,773.1

Total	13,604.5	13,754.7
Corporate	594.5	1,132.3

Total Assets	$14,199.0	$14,887.0

Note 19: Discontinued Operations

In 2004, we sold our life insurance, group stop-loss medical insurance and asset management operations for $1,403.0 to an investor group led by White Mountains Insurance Group, Ltd. and Berkshire Hathaway, Inc. In a separate transaction, we sold Talbot, our insurance brokerage operation for $90.0 to an investor group led by senior management of Talbot, with financial support from Hub International Limited. On April 8, 2004, we entered into a definitive agreement to sell Safeco Trust Company for $6.0 to Mellon Trust of Washington, and on April 19, 2004, this transaction was completed. The proceeds from these sales totaled $1,499.0, including a $64.3 pre-closing dividend from our life insurance subsidiaries, and the after-tax loss on the sales was $131.0.

Results of Discontinued Operations for the period January 1 to August 2, 2004 were as follows:

YEAR ENDED DECEMBER 31,	2004
Total Revenues	$1,140.5

Income from Discontinued Operations before Income Taxes	92.2
Provision for Income Taxes on Discontinued Operations	19.0

Income from Discontinued Operations, Net of Taxes	73.2
Loss on Disposition, Net of Taxes	(131.0)

Loss from Discontinued Operations, Net of Taxes	$(57.8)

Note 20: Quarterly Results of Operations (Unaudited)

	FIRST QUARTER	SECOND QUARTER	THIRD QUARTER	FOURTH QUARTER	FULL YEAR
Revenues
2006 (a)	$1,561.5	$1,535.9	$1,659.8	$1,532.7	$6,289.9
2005	1,580.5	1,590.6	1,585.5	1,594.3	6,350.9

Net Income
2006 (a)	208.2	199.7	255.7	216.4	880.0
2005 (b)	212.0	187.3	101.1	190.7	691.1

Net Income Per Share:
Diluted
2006 (a)	1.69	1.68	2.20	1.96	7.51
2005 (b)	1.65	1.46	0.80	1.53	5.43
Basic
2006 (a)	1.71	1.69	2.21	1.98	7.56
2005 (b)	$1.67	$1.47	$0.81	$1.54	$5.49

(a)	Includes pretax gains on sales of real estate of $32.8 ($21.3 after tax) in the second quarter of 2006, $122.6 ($79.7 after tax) in the third quarter of 2006 and $13.3 ($8.6 after tax) in the fourth quarter of 2006.

(b)	Includes after-tax catastrophe losses of $115.8 in the third quarter of 2005.

Schedule I

FINANCIAL STATEMENT SCHEDULES

Summary of Investments – Other Than Investments in Related Parties

Type of Investments

(In Millions)

DECEMBER 31, 2006	COST OR AMORTIZED COST	FAIR VALUE	BALANCE SHEET
Fixed Maturities
Bonds
U.S. Government and Agencies	$751.6	$772.1	$772.1
States and Political Subdivisions	4,332.2	4,511.7	4,511.7
Foreign Governments	35.9	41.1	41.1
Public Utilities	235.3	234.0	234.0
Mortgage-Backed Securities	1,170.1	1,169.6	1,169.6
All Other Corporate Bonds	2,349.1	2,362.8	2,362.8
Redeemable Preferred Stocks	27.4	27.7	27.7

Total Fixed Maturities	8,901.6	9,119.0	9,119.0

Marketable Equity Securities
Common Stocks
Public Utilities	37.8	47.8	47.8
Banks, Trust and Insurance Companies	167.5	297.3	297.3
Industrial, Miscellaneous and All Other (1)	743.3	1,086.2	1,112.5
Non-Redeemable Preferred Stocks	69.8	72.1	72.1

Total Marketable Equity Securities	1,018.4	1,503.4	1,529.7
Other Invested Assets (2)	14.3	14.3	14.3

Total Investments	$9,934.3	$10,636.7	$10,663.0

(1)	Our Consolidated Balance Sheet includes $26.3 investment in Safeco Capital Trust, a related party. See Note 1.

(2)	Other Invested Assets include limited partnerships.

Condensed Statements of Income	Schedule II

Condensed Financial Information of the Registrant (Parent Company)

(In Millions)

YEAR ENDED DECEMBER 31,	2006	2005	2004
REVENUES
Dividends — Non-affiliates	$3.0	$0.6	$0.8
Interest — Affiliates	6.6	13.0	10.9
— Non-affiliates	25.6	18.0	6.6
Net Realized Investment Gains (Losses)	(6.5)	(1.2)	15.8

Total Revenues	28.7	30.4	34.1

EXPENSES
Interest	91.4	88.6	108.9
Other	6.1	(5.7)	18.1
Losses on Debt Repurchases	4.5	4.0	121.0

Total Expenses	102.0	86.9	248.0

Loss from Continuing Operations before Income Taxes	(73.3)	(56.5)	(213.9)
Benefit from Income Taxes	(38.4)	(57.3)	(81.7)

Income (Loss) before Equity in Net Income of Subsidiaries	(34.9)	0.8	(132.2)
Equity in Net Income of Subsidiaries	914.9	690.3	694.6

Consolidated Net Income	$880.0	$691.1	$562.4

Schedule II

Condensed Balance Sheets

Condensed Financial Information of the Registrant (Parent Company)

(In Millions)

DECEMBER 31,	2006	2005
ASSETS
Investments
Stock of Subsidiaries, at Cost Plus Equity in Undistributed Earnings	$4,705.0	$4,490.0
Fixed Maturities Available-for-Sale, at Fair Value (Amortized cost: $283.5; $355.4)	284.1	348.6
Marketable Equity Securities Available-for-Sale, at Fair Value (Cost: $97.4; $48.6)	92.4	59.0
Other Invested Assets	1.2	0.3

Total Investments	5,082.7	4,897.9
Cash and Cash Equivalents	114.8	269.4
Receivables from Affiliated Companies	1.2	214.6
Accrued Investment Income	8.8	10.6
Current Income Taxes Recoverable	51.3	88.0
Net Deferred Income Tax Assets	3.1	16.8
Other Assets	10.5	14.5
Securities Lending Collateral	75.0	159.8

Total Assets	$5,347.4	$5,671.6

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest Payable	$33.6	$35.7
Dividends Payable to Shareholders	31.6	30.9
Debt	1,250.0	1,307.0
Other Liabilities	13.0	13.6
Securities Lending Payable	75.0	159.8

Total Liabilities	1,403.2	1,547.0

Commitments and Contingencies	—	—
Restricted Stock Rights	16.3	—

Preferred Stock, No Par Value Shares Authorized: 10 Shares Issued and Outstanding: None	—	—
Common Stock, No Par Value Shares Authorized: 300 Shares Reserved for Stock Awards: 4.9; 7.5 Shares Issued and Outstanding: 105.3; 123.6	3.2	434.8
Retained Earnings	3,440.5	3,333.0
Accumulated Other Comprehensive Income, Net of Taxes	484.2	356.8

Total Shareholders’ Equity	3,927.9	4,124.6

Total Liabilities and Shareholders’ Equity	$5,347.4	$5,671.6

Schedule II

Condensed Statements of Cash Flows

Condensed Financial Information of the Registrant (Parent Company)

(In Millions)

YEAR ENDED DECEMBER 31,	2006	2005	2004
OPERATING ACTIVITIES
Dividends and Interest Received — Affiliates	$795.0	$507.1	$241.7
— Non-affiliates	26.7	15.8	8.5
Interest Paid	(90.3)	(86.6)	(123.0)
Income Taxes Received	94.9	113.2	117.5
Other, Net	12.5	16.4	(3.8)

Net Cash Provided by Operating Activities	838.8	565.9	240.9

INVESTING ACTIVITIES
Purchases of:
Fixed Maturities Available-for-Sale	(140.9)	(216.4)	(335.6)
Marketable Equity Securities Available-for-Sale	(29.0)	(44.8)	(38.0)
Other Invested Assets	(0.4)	(0.1)	(1.6)
Maturities and Calls of Fixed Maturities Available-for-Sale	49.5	55.8	0.6
Sales of:
Fixed Maturities Available-for-Sale	156.5	201.5	42.2
Equity Securities Available-for-Sale	6.9	—	52.3
Other Invested Assets	—	0.3	2.0
Proceeds from Sale of Subsidiaries, Net of Cash Sold	—	—	1,499.0
Funds Repaid by Subsidiaries	213.5	—	—
Net Capital Distributions (Contributions) to Subsidiaries	20.6	(3.2)	(40.1)
Securities Lending Collateral Returned (Invested)	84.8	104.5	(177.5)

Net Cash Provided by Investing Activities	361.5	97.6	1,003.3

FINANCING ACTIVITIES
Common Stock Reacquired	(1,165.2)	(255.9)	(663.0)
Dividends Paid to Shareholders	(130.2)	(118.9)	(104.8)
Stock Options Exercised	86.8	32.8	84.1
Repurchase of Debt	(61.5)	(29.8)	(735.2)
Securities Lending Collateral (Paid) Received	(84.8)	(104.5)	177.5

Net Cash Used in Financing Activities	(1,354.9)	(476.3)	(1,241.4)

Net (Decrease) Increase in Cash and Cash Equivalents	(154.6)	187.2	2.8
Cash and Cash Equivalents at Beginning of Year	269.4	82.2	79.4

Cash and Cash Equivalents at End of Year	$114.8	$269.4	$82.2

Schedule II

Condensed Statements of Cash Flows

Reconciliation of Net Income to Net Cash Provided by Operating Activities

Condensed Financial Information of the Registrant (Parent Company)

(In Millions)

YEAR ENDED DECEMBER 31,	2006	2005	2004
Net Income	$880.0	$691.1	$562.4

Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Equity in Net Income of Consolidated Subsidiaries	(914.9)	(690.3)	(694.6)
Dividends and Interest Received from Consolidated Subsidiaries	795.0	507.1	241.7
Net Realized Investment (Gains) Losses	6.5	1.2	(15.8)
Deferred Income Tax (Benefit) Provision	7.3	(4.3)	5.6
Other, Net	(1.5)	19.9	144.4
Changes in:
Accrued Investment Income	1.8	8.2	(6.0)
Interest Payable	(2.1)	(0.6)	(21.2)
Current Income Taxes Recoverable	36.7	52.0	(130.5)
Other Assets and Liabilities	30.0	(18.4)	154.9

Total Adjustments	(41.2)	(125.2)	(321.5)

Net Cash Provided by Operating Activities	$838.8	$565.9	$240.9

There were no significant non-cash financing or investing activities for the years ended December 31, 2006, 2005 or 2004.

Schedule III

Supplemental Insurance Information

Segment	DEFERRED POLICY ACQUI- SITION COSTS	LOSS & LOSS ADJUSTMENT EXPENSE RESERVES	UNEARNED PREMIUMS	NET EARNED PREMIUMS	NET INVEST- MENT INCOME	LOSSES AND LOSS ADJUST- MENT EXPENSES	AMORTIZATION OF DEFERRED POLICY ACQUISITION COSTS	OTHER OPERATING COSTS	NET WRITTEN PREMIUMS
December 31, 2006
Property & Casualty
SPI
Auto	$91.7	$1,611.5	$657.4	$2,713.2	$155.9	$1,836.2	$365.0	$267.9	$2,677.7
Property	91.3	282.1	503.7	909.0	73.7	481.0	166.8	97.5	924.2
Specialty	8.6	74.0	46.8	105.4	8.6	44.8	18.6	13.0	110.6
SBI
SBI Regular	101.5	1,615.7	628.8	1,245.4	123.2	654.1	207.0	222.1	1,262.9
SBI Special Accounts Facility	22.2	313.6	129.1	264.2	27.2	103.3	49.6	42.6	267.5
Surety	68.6	58.0	200.2	297.5	22.6	67.4	98.0	33.7	326.3
P&C Other	—	1,216.5	9.3	73.6	65.4	93.0	22.9	12.1	72.7
Restructuring and Asset Impairment Charges	—	—	—	—	—	—	—	25.7	—

Total	383.9	5,171.4	2,175.3	5,608.3	476.6	3,279.8	927.9	714.6	5,641.9
Corporate	—	—	—	—	32.5	—	—	128.1	—

Consolidated Totals	$383.9	$5,171.4	$2,175.3	$5,608.3	$509.1	$3,279.8	$927.9	$842.7	$5,641.9

Schedule III

Supplemental Insurance Information

Segment	DEFERRED POLICY ACQUI- SITION COSTS	LOSS & LOSS ADJUSTMENT EXPENSE RESERVES	UNEARNED PREMIUMS	NET EARNED PREMIUMS	NET INVEST- MENT INCOME	LOSSES AND LOSS ADJUST- MENT EXPENSES	AMORTIZATION OF DEFERRED POLICY ACQUISITION COSTS	OTHER OPERATING COSTS	NET WRITTEN PREMIUMS
December 31, 2005
Property & Casualty
SPI
Auto	$99.2	$1,694.3	$692.6	$2,820.4	$149.7	$2,032.6	$377.2	$271.0	$2,820.0
Property	90.8	305.5	488.8	913.3	71.0	457.8	167.5	89.8	908.2
Specialty	8.0	80.5	41.4	98.1	7.4	63.4	17.0	10.8	101.3
SBI
SBI Regular	97.7	1,502.1	610.7	1,272.2	117.6	698.3	213.3	215.9	1,263.0
SBI Special Accounts Facility	22.0	320.8	124.9	283.2	20.0	119.2	82.6	2.7	275.1
Surety	58.7	17.1	170.5	260.9	17.1	84.8	92.6	28.5	278.4
P&C Other	—	1,437.9	10.9	157.3	77.8	178.9	22.9	59.4	156.1
Restructuring and Asset Impairment Charges	—	—	—	—	—	—	—	2.7	—

Total	376.4	5,358.2	2,139.8	5,805.4	460.6	3,635.0	973.1	680.8	5,802.1
Corporate	—	—	—	—	24.5	—	—	76.5	—

Consolidated Totals	$376.4	$5,358.2	$2,139.8	$5,805.4	$485.1	$3,635.0	$973.1	$757.3	$5,802.1

Schedule III

Supplemental Insurance Information

Segment	DEFERRED POLICY ACQUI- SITION COSTS	LOSS & LOSS ADJUSTMENT EXPENSE RESERVES	UNEARNED PREMIUMS	NET EARNED PREMIUMS	NET INVEST- MENT INCOME	LOSSES AND LOSS ADJUST- MENT EXPENSES	AMORTIZATION OF DEFERRED POLICY ACQUISITION COSTS	OTHER OPERATING COSTS	NET WRITTEN PREMIUMS
December 31, 2004
Property & Casualty
SPI
Auto	$100.4	$1,545.1	$693.7	$2,628.6	$133.8	$1,865.7	$346.2	$240.5	$2,705.6
Property	91.8	307.4	493.2	920.6	72.5	453.4	169.0	89.0	918.3
Specialty	7.0	67.6	40.1	90.2	6.7	55.6	15.3	7.4	93.4
SBI
SBI Regular	105.1	1,552.0	619.6	1,224.7	108.7	738.9	207.5	204.0	1,258.5
SBI Special Accounts Facility	23.3	288.5	132.8	291.1	21.1	171.8	53.5	37.2	295.1
Surety	54.6	21.3	154.4	203.0	13.0	57.5	77.0	26.1	231.4
P&C Other	—	1,427.4	17.2	170.9	89.2	152.3	56.1	32.8	170.0
Restructuring and Asset Impairment Charges	—	—	—	—	—	—	—	5.4	—

Total	382.2	5,209.3	2,151.0	5,529.1	445.0	3,495.2	924.6	642.4	5,672.3
Corporate	—	—	—	—	19.6	—	—	240.3	—

Consolidated Totals	$382.2	$5,209.3	$2,151.0	$5,529.1	$464.6	$3,495.2	$924.6	$882.7	$5,672.3

Schedule VI

Supplemental Information Concerning

Consolidated Property & Casualty Insurance Operations

Affiliation with Registrant: Property & Casualty Subsidiaries

(In Millions)

DECEMBER 31,	2006	2005	2004
Deferred Policy Acquisition Costs	$383.9	$376.4	$382.2
Loss and Loss Adjustment Expense Reserves	5,171.4	5,358.2	5,209.3
Unearned Premiums	$2,175.3	$2,139.8	$2,151.0

YEAR ENDED DECEMBER 31,	2006	2005	2004
Earned Premiums	$5,608.3	$5,805.4	$5,529.1
Net Investment Income	476.6	460.6	445.0
Losses and Loss Adjustment Expenses Incurred Related to:
Current Year	3,426.0	3,680.9	3,534.2
Prior Years	(146.2)	(45.9)	(39.0)
Amortization of Deferred Policy Acquisition Costs	927.9	973.1	924.6
Paid Losses and Loss Adjustment Expenses	3,461.5	3,531.6	3,324.8
Net Written Premiums	$5,641.9	$5,802.1	$5,672.3

Index to Exhibits

3.1	Bylaws (as last amended February 2, 2005), filed as Exhibit 3.1 to Safeco’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (File No. 1-6563), is incorporated herein by this reference.

3.2	Restated Articles of Incorporation (as amended May 7, 1997), filed as Exhibit 3.2 to Safeco’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 (File No. 1-6563), are incorporated herein by this reference.

4.1	Indenture, dated as of July 15, 1997, between Safeco and The Chase Manhattan Bank N.A., as Trustee, filed as Exhibit 4.2 to Safeco’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 (File No. 1-6563), is incorporated herein by this reference.

4.2	Form of Certificate of Exchange Junior Subordinated Debenture filed as Exhibit 4.2 to Safeco’s Registration Statement on Form S-4 (No. 333-38205) dated October 17, 1997, is incorporated herein by this reference.

4.3	Certificate of Trust of Safeco Capital Trust I dated June 18, 1997, filed as Exhibit 4.4 to Safeco’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 (File No. 1-6563), is incorporated herein by this reference.

4.4	Amended and Restated Declaration of Trust of Safeco Capital Trust I dated as of July 15, 1997, filed as Exhibit 4.5 to Safeco’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 (File No. 1-6563), is incorporated herein by this reference.

4.5	Form of Exchange Capital Security Certificate for Safeco Capital Trust I filed as Exhibit 4.5 to Safeco’s Registration Statement on Form S-4 (No. 333-38205) dated October 17, 1997, is incorporated herein by this reference.

4.6	Form of Exchange Guarantee of Safeco relating to the Exchange Capital Securities, filed as Exhibit 4.6 to Safeco’s Registration Statement on Form S-4 (No. 333-38205) dated October 17, 1997, is incorporated herein by this reference.

4.7	Indenture, dated as of February 15, 2000, among Safeco and The Chase Manhattan Bank, N.A., as Trustee, filed as Exhibit 4.8 to Safeco’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 1-6563), is incorporated herein by this reference.

4.8	Form of Safeco Agency Stock Purchase Plan Terms and Conditions as Agreed to by the Agency, filed as Exhibit 4.10 to Safeco’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 1-6563), is incorporated herein by this reference.

4.9	Indenture for Debt Securities between J.P. Morgan Trust Company, National Association and Safeco, dated as of August 23, 2002, filed as Exhibit 4.11 to Safeco’s Current Report on Form 8-K dated January 28, 2003 (File No. 1-6563), is incorporated herein by this reference.

4.10	Form of 4.200% Senior Notes due 2008, filed as Exhibit 4.12 to Safeco’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 1-6563), is incorporated herein by this reference.

4.11	Form of 4.875% Senior Notes due 2010, filed as Exhibit 4.13 to Safeco’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 1-6563), is incorporated herein by this reference.

10.1	Safeco Corporation Deferred Compensation Plan for Directors, as Amended and Restated effective November 1, 2004, filed as Exhibit 10.1 to Safeco’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (File No. 1-6563), is incorporated herein by this reference.

10.2	Safeco Deferred Compensation Plan and Supplemental Benefit for Executives, as Amended and Restated effective November 1, 2004, filed as Exhibit 10.2 to Safeco’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (File No. 1-6563), is incorporated herein by this reference.

10.3	Form of Change in Control Severance Agreement between Safeco and Allie R. Mysliwy dated as of November 7, 2001, filed as Exhibit 10.5 to Safeco’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (File No. 1-6563), is incorporated herein by this reference.

10.4	Safeco Long-Term Incentive Plan of 1997 as Amended and Restated February 2, 2005, included as Appendix B to Safeco’s Definitive Proxy Statement filed March 24, 2005 (File No. 1-6563), is incorporated herein by this reference.

10.5	Form of Stock Option Grant Agreement granted under the Safeco Long-Term Incentive Plan of 1997.

10.6	Form of Non-Qualified Stock Option Award Agreement - Non-Employee Director granted under the Safeco Long-Term Incentive Plan of 1997, as Amended and Restated May 5, 1999, filed as Exhibit 10.4 to Safeco’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 (File No. 1-6563), is incorporated herein by this reference.

10.7	Terms of Stock Award Program for Non-Employee Directors under the Safeco Long-Term Incentive Plan of 1997, filed as Exhibit 10.3 to Safeco’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 1-6563), is incorporated herein by this reference.

10.8	Form of Restricted Stock Rights Award Agreement Issued pursuant to Stock Award Program for Non-Employee Directors under the Safeco Long-Term Incentive Plan of 1997, filed as Exhibit 10.4 to Safeco’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 1-6563), is incorporated herein by this reference.

10.9	Form of Restricted Stock Rights Award Agreement issued under the Safeco Long-Term Incentive Plan of 1997.

10.10	Form of Performance Stock Rights Award Agreement granted under the Safeco Long-Term Incentive Plan of 1997, filed as Exhibit 10.8 to Safeco’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 1-6563), is incorporated herein by this reference.

10.11	Safeco Incentive Plan of 1987 contained in the Prospectus dated November 10, 1989, as amended January 31, 1990, filed as Exhibit 10 to Safeco’s Annual Report on Form 10-K for the fiscal year ended December 31, 1989 (File No. 1-6563), and the Supplement to such Prospectus dated November 8, 1990, filed as Exhibit 10 to Safeco’s Annual Report on Form 10-K for the fiscal year ended December 31, 1990 (File No. 1-6563), are incorporated herein by this reference.

10.12	Form of Promissory Note in favor of General America Corporation by Michael E. LaRocco in the principal amount of $780,000 and dated October 8, 2001, filed as Exhibit 10.22 to Safeco’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (File No. 1-6563), is incorporated herein by this reference.

10.13	Safeco Leadership Performance Plan as Amended effective November 2, 2004, filed as Exhibit 10.1 to Safeco’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 1-6563), is incorporated herein by this reference.

10.14	Change in Control Severance Agreement between Safeco Corporation and Paula Rosput Reynolds, dated as of February 1, 2006, filed as Exhibit 10.14 to Safeco’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (File No. 1-6563), is incorporated herein by this reference.

10.15	Safeco 401(k)/Profit Sharing Retirement Plan as Amended and Restated effective January 1, 2004, filed as Exhibit 10.28 to Safeco’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (File No. 1-6563), is incorporated herein by this reference.

10.16	Safeco Flexible Benefits Program as Amended and Restated effective January 1, 2004, filed as Exhibit 10.29 to Safeco’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (File No. 1-6563), is incorporated herein by this reference.

10.17	Executive Transition Services Agreement between Safeco Corporation and Christine B. Mead, dated August 11, 2005, filed as Exhibit 10.1 to Safeco’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 (File No. 1-6563), is incorporated herein by this reference.

10.18	Employment Agreement between Safeco Corporation and Arthur Chong, dated October 14, 2005, filed as Exhibit 10.2 to Safeco’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 (File No. 1-6563), is incorporated herein by this reference.

10.19	Executive Transition Services Agreement between Safeco Corporation and Michael S. McGavick, dated as of December 6, 2005, filed as Exhibit 10.1 to Safeco’s Current Report on Form 8-K dated December 1, 2005 (File No. 1-6563), is incorporated herein by this reference.

10.20	Purchase and Sale Agreement between General America Corporation and Microsoft Corporation, dated January 13, 2006, filed as Exhibit 10.20 to Safeco’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (File No. 1-6563), is incorporated herein by this reference.

10.21	First Amendment of Purchase and Sale Agreement between General America Corporation and Microsoft Corporation, dated February 17, 2006, filed as Exhibit 10.21 to Safeco’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (File No. 1-6563), is incorporated herein by this reference.

10.22	Second Amendment of Purchase and Sale Agreement between General America Corporation and Microsoft Corporation, dated February 17, 2006, filed as Exhibit 10.22 to Safeco’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, (File No. 1-6563), is incorporated herein by this reference.

10.23	Safeco Performance Incentive Compensation Plan, included as Appendix A to Safeco’s Definitive Proxy Statement filed March 24, 2005 (File No. 1-6563), is incorporated herein by this reference.

10.24	Stock Purchase Agreement between Safeco Corporation and James W. Ruddy, dated June 16, 2005, filed as Exhibit 10.5 to Safeco’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 1-6563), is incorporated herein by this reference.

10.25	Credit Agreement among Safeco Corporation, the Lenders thereto and J.P. Morgan Chase Bank, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, dated as of March 31, 2005, filed as Exhibit 10.1 to Safeco’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (File No. 1-6563), is incorporated herein by this reference.

10.26	Separation Agreement between Safeco Corporation and Jeffrey Roe, dated February 1, 2006, filed as Exhibit 10.26 to Safeco’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (File No. 1-6563), is incorporated herein by this reference.

10.27	Separation Agreement between Safeco Corporation and Yomtov Senegor, dated as of April 4, 2006, filed as Exhibit 10.1 to Safeco’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 (File No. 1-6563), is incorporated here by this reference.

10.28	Third Amendment of Purchase and Sale Agreement between General America Corporation and Microsoft Corporation, dated May 23, 2006, filed as Exhibit 10.1 to Safeco’s Report on Form 10-Q for the quarter ended June 30, 2006 (File No. 1-6563), is incorporated herein by this reference.

10.29	Office Building Lease Agreement between Safeco Insurance Company of America and NOP 1001 Fourth L.L.C., dated May 23, 2006, file as Exhibit 10.2 to Safeco’s Report on Form 10-Q for the quarter ended June 30, 2006 (File No. 1-6563), is incorporated here by this reference.

10.30	Office Building Lease Agreement between Safeco Insurance Company of American and WA-Second & Seneca, L.L.C., dated

May 23, 2006, filed as Exhibit 10.3 to Safeco’s quarterly report on Form 10-Q for the quarter ended June 30, 2006 (File No. 1-6563), is incorporated here by this reference.

10.31	Office Building Lease Agreement between General America Corporation and Microsoft Corporation, dated May 31, 2006, filed as Exhibit 10.4 to Safeco’s quarterly report on Form 10-Q for the quarter ended June 30, 2006 (File No. 1-6563), is incorporated here by this reference.

10.32	Separation and General Release Agreement, dated July 12, 2006 between Safeco Corporation and Michael L. LaRocco, filed as Exhibit 10.5 to Safeco’s quarterly report on Form 10-Q for the quarter ended June 30, 2006 (File No. 1-6563), is incorporated here by this reference.

10.33	Purchase and Sale Agreement between General America Corporation, General Insurance Company of America and Safeco Insurance Company of America, collectively as Seller and the Board of Regents of the University of Washington, an agency of the State of Washington, as Purchaser, with respect to University District Properties, Seattle, Washington, dated August 28, 2006, filed as Exhibit 10.1 to Safeco’s report on Form 10-Q for the quarter ended September 30, 2006 (File No. 1-6563), is incorporated here by this reference.

10.34	Lease between the Board of Regents of the University of Washington, as Landlord, and Safeco Insurance Company of America, as Tenant, dated September 27, 2006, filed as Exhibit 10.2 to Safeco’s report on Form 10-Q for the quarter ended September 30, 2006 (File No. 1-6563), is incorporated here by this reference.

11	Computation of Income per Share of Common Stock (See Note 1 to the Consolidated Financial Statements).

12	Computation of Ratio of Earnings to Fixed Charges. (See page X-5).

21	Subsidiaries of the Registrant. (See page X-6).

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer of Safeco Corporation dated February 23, 2007, in accordance with Rule 13a-14 or Rule 15d-14 of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer of Safeco Corporation dated February 23, 2007, in accordance with Rule 13a-14 or Rule 15d-14 of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer of Safeco Corporation dated February 23, 2007, in accordance with 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of Safeco Corporation dated February 23, 2007, in accordance with 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

X-4