Form 10-Q
period 2007-03-31
SAFECO CORP
filed 2007-05-01
CIK 86104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended March 31, 2007

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

106,181,608 shares of common stock were outstanding at April 20, 2007.

Safeco Corporation and Subsidiaries

Safeco Corporation and Subsidiaries

Consolidated Statements of Income

(In millions, except per share amounts)

THREE MONTHS ENDED MARCH 31,	2007	2006
	(Unaudited)
REVENUES
Net Earned Premiums	$1,367.0	$1,421.9
Net Investment Income	127.2	124.7
Net Realized Investment Gains	12.4	14.9

Total Revenues	1,506.6	1,561.5

EXPENSES
Losses and Loss Adjustment Expenses	848.2	837.3
Amortization of Deferred Policy Acquisition Costs	236.2	236.1
Other Underwriting and Operating Expenses	144.1	158.9
Interest Expense	24.2	22.8
Restructuring and Asset Impairment Charges	0.3	0.9
Loss on Debt Repurchase	—	1.4

Total Expenses	1,253.0	1,257.4

Income before Income Taxes	253.6	304.1
Provision for Income Taxes	71.1	95.9

Net Income	$182.5	$208.2

NET INCOME PER SHARE OF COMMON STOCK
Net Income Per Share of Common Stock – Diluted	$1.71	$1.69
Net Income Per Share of Common Stock – Basic	$1.73	$1.71

DIVIDENDS DECLARED PER SHARE	$0.30	$0.25

See Condensed Notes to Consolidated Financial Statements.

Safeco Corporation and Subsidiaries

Consolidated Balance Sheets

(In millions)

	MARCH 31, 2007	DECEMBER 31, 2006
	(Unaudited)
ASSETS
Investments
Available-for-Sale Securities:
Fixed Maturities, at Fair Value (Cost or amortized cost: $8,848.4; $8,901.6)	$9,063.0	$9,119.0
Marketable Equity Securities, at Fair Value (Cost: $1,053.5; $1,018.4)	1,554.7	1,529.7
Other Invested Assets	15.9	14.3

Total Investments	10,633.6	10,663.0
Cash and Cash Equivalents	292.4	287.6
Accrued Investment Income	114.8	126.5
Premiums and Service Fees Receivable	1,097.2	1,085.6
Deferred Policy Acquisition Costs	391.9	383.9
Reinsurance Recoverables	449.8	429.9
Property and Equipment for Company Use (At cost less accumulated depreciation: $200.1; $205.5)	145.6	130.4
Current Income Taxes Recoverable	48.7	74.8
Net Deferred Income Tax Assets	105.4	143.7
Other Assets	140.6	114.6
Securities Lending Collateral	752.0	759.0

Total Assets	$14,172.0	$14,199.0

LIABILITIES AND SHAREHOLDERS’ EQUITY
Loss and Loss Adjustment Expense Reserves	$5,123.8	$5,171.4
Unearned Premiums	2,198.5	2,175.3
Debt	1,250.0	1,250.0
Other Liabilities	752.7	899.1
Securities Lending Payable	752.0	759.0

Total Liabilities	10,077.0	10,254.8

Commitments and Contingencies	—	—
Restricted Stock Rights	11.2	16.3

Preferred Stock, No Par Value
Shares Authorized: 10
Shares Issued and Outstanding: None	—	—
Common Stock, No Par Value
Shares Authorized: 300
Shares Reserved for Stock Awards: 4.5; 4.9
Shares Issued and Outstanding: 106.2; 105.3	18.4	3.2
Retained Earnings	3,590.5	3,440.5
Accumulated Other Comprehensive Income, Net of Taxes	474.9	484.2

Total Shareholders’ Equity	4,083.8	3,927.9

Total Liabilities and Shareholders’ Equity	$14,172.0	$14,199.0

See Condensed Notes to Consolidated Financial Statements.

Safeco Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(In millions)

THREE MONTHS ENDED MARCH 31,	2007	2006
	(Unaudited)
OPERATING ACTIVITIES
Insurance Premiums Received	$1,388.3	$1,433.8
Dividends and Interest Received	139.7	140.2
Losses and Loss Adjustment Expenses Paid	(931.0)	(923.3)
Underwriting, Acquisition and Other Operating Costs Paid	(523.9)	(529.7)
Interest Paid	(34.3)	(35.9)
Income Taxes Paid	(0.3)	(0.5)

Net Cash Provided by Operating Activities	38.5	84.6

INVESTING ACTIVITIES
Purchases of:
Fixed Maturities Available-for-Sale	(599.9)	(511.3)
Marketable Equity Securities Available-for-Sale	(97.5)	(239.5)
Property and Equipment for Company Use	(23.7)	(17.4)
Sales of:
Fixed Maturities Available-for-Sale	455.8	335.4
Marketable Equity Securities Available-for-Sale	67.0	201.2
Maturities and Calls of Fixed Maturities Available-for-Sale	182.9	254.7
Securities Lending Collateral Returned	7.0	147.7
Proceeds from Sale of Subsidiary	5.0	—
Other, Net	0.4	7.2

Net Cash (Used in) Provided By Investing Activities	(3.0)	178.0

FINANCING ACTIVITIES
Dividends Paid to Shareholders	(31.8)	(30.9)
Stock Options Exercised	8.1	22.9
Securities Lending Collateral Paid	(7.0)	(147.7)
Common Stock Reacquired	—	(270.2)
Repurchase of Debt	—	(16.4)

Net Cash Used in Financing Activities	(30.7)	(442.3)

Net Increase (Decrease) in Cash and Cash Equivalents	4.8	(179.7)
Cash and Cash Equivalents at Beginning of Period	287.6	556.3

Cash and Cash Equivalents at End of Period	$292.4	$376.6

See Condensed Notes to Consolidated Financial Statements.

Safeco Corporation and Subsidiaries

Consolidated Statements of Cash Flows –

Reconciliation of Net Income to Net Cash Provided by Operating Activities

(In millions)

THREE MONTHS ENDED MARCH 31,	2007	2006
	(Unaudited)
Net Income	$182.5	$208.2

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Net Realized Investment Gains	(12.4)	(14.9)
Amortization of Discount and Accretion of Premium on Fixed Maturities	6.6	12.0
Amortization, Depreciation and Impairments	11.1	12.5
Deferred Income Tax Provision	43.2	48.7
Other, Net	(0.8)	(4.8)
Changes in:
Accrued Investment Income	11.7	10.8
Premiums and Service Fees Receivable	(11.6)	2.7
Current Income Taxes Recoverable	26.1	46.0
Deferred Policy Acquisition Costs	(8.0)	6.9
Loss and Loss Adjustment Expense Reserves	(47.6)	(36.1)
Unearned Premiums	23.2	(3.6)
Other Assets and Liabilities	(185.5)	(203.8)

Total Adjustments	(144.0)	(123.6)

Net Cash Provided by Operating Activities	$38.5	$84.6

We issued 537,163 shares to partially settle our accelerated share repurchase program in the three months ended March 31, 2007. For more information, see Note 1.

There were no other significant non-cash financing or investing activities in the three months ended March 31, 2007 and none in the same period in 2006.

See Condensed Notes to Consolidated Financial Statements.

Safeco Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity

(In millions, except share amounts)

THREE MONTHS ENDED MARCH 31,	2007	2006
	(Unaudited)
COMMON STOCK
Balance at Beginning of Period	$3.2	$434.8
Shares Issued for Options and Rights (Net of Taxes $1.9; $4.9)	8.7	31.7
Stock Compensation	6.5	1.4
Reclassification of Share-Based Payments to Liabilities	—	(5.4)
Shares Reacquired	—	(270.2)

Balance at End of Period	18.4	192.3

RETAINED EARNINGS
Balance at Beginning of Period	3,440.5	3,333.0
Net Income	182.5	208.2
Dividends Declared	(31.8)	(30.5)
Cumulative Effect of Adoption of FIN 48	(0.7)	—

Balance at End of Period	3,590.5	3,510.7

ACCUMULATED OTHER COMPREHENSIVE INCOME, NET OF TAXES
Balance at Beginning of Period	484.2	356.8
Other Comprehensive Loss	(9.3)	(58.1)

Balance at End of Period	474.9	298.7

SHAREHOLDERS’ EQUITY	$4,083.8	$4,001.7

THREE MONTHS ENDED MARCH 31,	2007	2006
	(Unaudited)
COMMON SHARES OUTSTANDING
Number of Shares Outstanding at Beginning of Period	105,341,791	123,584,593
Shares Issued for ASR Settlement	537,163	—
Shares Issued for Options and Rights	288,561	809,845
Shares Reacquired	—	(5,197,963)

Number of Shares Outstanding at End of Period	106,167,515	119,196,475

See Condensed Notes to Consolidated Financial Statements.

Safeco Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

(In millions)

THREE MONTHS ENDED MARCH 31,	2007	2006
	(Unaudited)
Net Income	$182.5	$208.2
Other Comprehensive Loss, Net of Taxes:
Change in Unrealized Gains on Available-for-Sale Securities	(0.6)	(48.3)
Reclassification Adjustment for Net Realized Investment Gains Included in Net Income	(7.9)	(9.8)
Amortization of Pension and Other Postretirement Benefit Amounts	(1.8)	—
Derivative Qualifying as Cash Flow Hedge	1.0	—

Other Comprehensive Loss	(9.3)	(58.1)

Comprehensive Income	$173.2	$150.1

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

BASIS OF PRESENTATION

We have prepared our Consolidated Financial Statements in conformity with U.S. generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q. Certain financial information that is required in the annual financial statements prepared in conformity with GAAP may not be required for interim financial reporting purposes and has been condensed or omitted. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation of results for the interim periods have been included. Results for the three-month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

Our Consolidated Financial Statements and Condensed Notes to Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Condensed Notes to Consolidated Financial Statements included in our 2006 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

EARNINGS PER SHARE

We calculate basic earnings per share by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share include the weighted-average common shares outstanding during the period plus the weighted-average of potential dilutive common shares outstanding during the period. Potential dilutive common shares include outstanding stock options, restricted stock rights and performance measure restricted stock rights (collectively, RSRs), which are calculated using the treasury stock method and any shares used to settle or assumed to be used to settle our accelerated share repurchase program, which is calculated using the if-converted method. We have included the RSRs in our diluted earnings per share calculation; however, we do not consider dividends paid on our RSRs prior to the vesting of the award to be participating securities. For the three months ended March 31, 2007, 114,984 of stock options and RSRs were excluded from the dilutive earnings per share calculation as their inclusion would have been antidilutive. During the same period in 2006, 71,488 of stock options and RSRs were excluded from the dilutive earnings per share calculation as their inclusion would have been antidilutive.

THREE MONTHS ENDED MARCH 31,	2007	2006
COMPUTATION OF NET INCOME PER SHARE
Net Income	$182.5	$208.2
Diluted:
Average Number of Common Shares Outstanding	105.7	122.1
Additional Common Shares Assumed Issued Under Treasury Stock Method	0.8	0.9
Shares Issuable for Accelerated Share Repurchase Settlement	0.2	—

Average Shares Outstanding – Diluted	106.7	123.0

Net Income Per Share – Diluted	$1.71	$1.69

Basic:
Average Number of Common Shares Outstanding	105.7	122.1

Net Income Per Share – Basic	$1.73	$1.71

STOCK–BASED COMPENSATION EXPENSE

Stock-based compensation expense was $4.3 ($2.8 after tax) for the three months ended March 31, 2007, and $4.5 ($3.0 after tax) for the three months ended March 31, 2006. Stock options and RSRs granted in or after 2007 vest on a different schedule than those granted in prior years. Previously, the awards generally vested on a pro rata basis over four years. Beginning in 2007, stock options will cliff vest after three years and RSRs will cliff vest after two years. In the first quarter of 2007, we granted 206,665 RSRs and 176,976 stock options.

SECURITIES LENDING

We lend certain securities from our investment portfolio to other institutions for short periods of time. We receive initial collateral at 102% of the market value of any security we loan. The borrower deposits this collateral with a lending agent who invests the collateral to generate additional income according to our guidelines. The market value of the loaned securities is monitored on a daily basis, and additional collateral is added or refunded as the market value of the loaned securities fluctuates, maintaining a collateral value of 102% at all times. We maintain full ownership rights to the securities that we have loaned and accordingly the loaned securities are classified as Investments in our Consolidated Balance Sheets. We had a market value of $518.0 of fixed maturities and $217.8 of marketable equity securities loaned at March 31, 2007.

We had a market value of $578.1 of fixed maturities and $159.9 of marketable equity securities loaned at December 31, 2006. We report the Securities Lending Collateral and the corresponding Securities Lending Payable on our Consolidated Balance Sheets as assets and liabilities, and in our Consolidated Statements of Cash Flows as investing activities and financing activities.

INCOME TAXES

We adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes,” on January 1, 2007. As a result of the implementation of FIN 48, we recognized a $0.7 increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to Retained Earnings in our Consolidated Balance Sheets at January 1, 2007. As of the date of adoption, we had $5.0 of gross unrecognized tax benefits, of which $4.4 would affect our effective tax rate if recognized.

It is expected that the amount of unrecognized tax benefits will change in the next 12 months. However, we do not expect the change to have a significant impact on our results of operations or financial position. We recognize interest accrued related to unrecognized tax benefits in the Provision for Income Taxes and penalties in Other Underwriting and Operating Expenses in our Consolidated Statements of Income. We had $7.2 accrued for interest and no liability for penalties as of March 31, 2007.

We are currently under a routine audit by the Internal Revenue Service (IRS) for calendar years 2002 and 2003. The IRS agent has completed fieldwork and submitted the calculation for Joint Committee review. The 2004 and 2005 routine IRS Audits are scheduled to commence during the second quarter of 2007.

SHARE REPURCHASES

When we repurchase any of our common shares, we reduce our common stock, or retained earnings if common stock is zero, to reflect the repurchase on our Consolidated Balance Sheets. In accordance with the Washington Business Corporation Act, we do not show treasury stock as a separate reduction to Shareholders’ Equity on our Consolidated Balance Sheets.

We repurchase shares under Rule 10b5-1 trading plans, open market purchases, and accelerated share repurchase (ASR) programs. A Rule 10b5-1 trading plan allows us to repurchase our shares during periods when we would normally not be active in the market because of our own internal trading windows. Through ASR programs, we return excess capital to shareholders and immediately reduce the number of our common shares outstanding. The dealer obtains the shares that we repurchase by borrowing them on the open market and then purchasing shares in the market over time to repay the borrowed shares.

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

In November 2006, we repurchased 10.2 million shares, or approximately 8.8%, of our then outstanding common stock through an ASR program. The shares were purchased from a dealer at $58.75 per share, for an initial cost of $603.1. The ASR program requires that we pay the dealer a price adjustment equal to the difference between the share price at contract execution and the actual volume-weighted average price of our shares in the market during the program, subject to a cap on two-thirds of the shares. On March 23, 2007, we settled the price adjustment related to the capped portion of the shares and issued 537,163 shares to the dealer. In May 2007, the dealer will conclude the ASR program and we expect to settle the remainder of the price adjustment relating to the uncapped portion of the shares by issuing approximately 318,000 additional shares.

NEW ACCOUNTING STANDARDS

New accounting pronouncements that we have adopted or will adopt in the near future are as follows:

Statement of Financial Accounting Standards (SFAS) 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140” – Effective January 1, 2007, we adopted SFAS 155, which applies to these types of instruments if acquired, issued, or subject to remeasurement after January 1, 2007. Adoption of this statement did not have a material impact on our financial condition or results of operations.

SFAS 157, “Fair Value Measurements” – In September 2006, the FASB issued SFAS 157, which establishes a framework for measuring fair value and requires expanded disclosure about the information used to measure fair value. The statement applies whenever other statements require, or permit, assets or liabilities to be measured at fair value. The statement does not expand the use of fair value in any new circumstances and is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We do not expect the adoption of this statement to have a material impact on our financial condition or results of operations.

FIN 48, “Accounting for Uncertainty in Income Taxes” – In June 2006, the FASB issued an interpretation of SFAS 109, “Accounting for Income Taxes,” to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted this interpretation on January 1, 2007 and the impact on our Consolidated Balance Sheets and Statements of Shareholders’ Equity was $0.7.

SFAS 159, “Fair Value Option for Financial Assets and Financial Liabilities” – In February 2007, the FASB issued SFAS 159, which permits entities to voluntarily choose to measure eligible items at fair value at specified election dates. The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, the statement specifies that entities report unrealized gains and losses at each subsequent reporting date. The statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We plan to adopt SFAS 159 on January 1, 2008. We do not expect the adoption of this statement to have a material impact on our financial condition or results of operations.

Note 2: Investments

FIXED MATURITIES AND MARKETABLE EQUITY SECURITIES

The following tables summarize our fixed maturities and marketable equity securities:

MARCH 31, 2007	COST OR AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	NET UNREALIZED GAINS (LOSSES)	FAIR VALUE
Fixed Maturities:
U.S. Government and Agencies	$736.1	$23.4	$(2.0)	$21.4	$757.5
States and Political Subdivisions	4,605.7	168.2	(6.9)	161.3	4,767.0
Foreign Governments	40.7	5.3	—	5.3	46.0

Corporate Securities:
Banks	547.1	7.1	(2.5)	4.6	551.7
Utilities	208.2	1.7	(1.9)	(0.2)	208.0
Diversified Financial Services	203.9	3.6	(1.4)	2.2	206.1
Other	1,429.6	25.2	(8.4)	16.8	1,446.4

Total Corporate Securities	2,388.8	37.6	(14.2)	23.4	2,412.2
Mortgage-Backed Securities	1,077.1	10.6	(7.4)	3.2	1,080.3

Total Fixed Maturities	8,848.4	245.1	(30.5)	214.6	9,063.0
Marketable Equity Securities	1,053.5	508.6	(7.4)	501.2	1,554.7

Total	$9,901.9	$753.7	$(37.9)	$715.8	$10,617.7

DECEMBER 31, 2006	COST OR AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	NET UNREALIZED GAINS (LOSSES)	FAIR VALUE
Fixed Maturities:
U.S. Government and Agencies	$751.6	$23.1	$(2.6)	$20.5	$772.1
States and Political Subdivisions	4,332.2	184.2	(4.7)	179.5	4,511.7
Foreign Governments	35.9	5.4	(0.2)	5.2	41.1

Corporate Securities:
Banks	655.3	6.9	(3.7)	3.2	658.5
Utilities	246.1	1.4	(2.6)	(1.2)	244.9
Diversified Financial Services	212.0	3.1	(1.6)	1.5	213.5
Other	1,498.4	21.8	(12.6)	9.2	1,507.6

Total Corporate Securities	2,611.8	33.2	(20.5)	12.7	2,624.5
Mortgage-Backed Securities	1,170.1	10.8	(11.3)	(0.5)	1,169.6

Total Fixed Maturities	8,901.6	256.7	(39.3)	217.4	9,119.0
Marketable Equity Securities	1,018.4	514.3	(3.0)	511.3	1,529.7

Total	$9,920.0	$771.0	$(42.3)	$728.7	$10,648.7

The following table illustrates the gross unrealized losses and fair values for our investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2007:

	LESS THAN 12 MONTHS		12 MONTHS OR MORE		TOTAL
DESCRIPTION OF SECURITIES	FAIR VALUE	UNREALIZED LOSSES	FAIR VALUE	UNREALIZED LOSSES	FAIR VALUE	UNREALIZED LOSSES
Fixed Maturities:
U.S. Government and Agencies	$127.4	$(0.9)	$56.5	$(1.1)	$183.9	$(2.0)
States and Political Subdivisions	648.5	(5.3)	113.6	(1.6)	762.1	(6.9)
Foreign Governments	—	—	6.1	—	6.1	—
Corporate Securities	214.6	(1.5)	894.1	(12.7)	1,108.7	(14.2)
Mortgage-Backed Securities	65.5	(0.6)	511.2	(6.8)	576.7	(7.4)

Total Fixed Maturities	1,056.0	(8.3)	1,581.5	(22.2)	2,637.5	(30.5)
Marketable Equity Securities	117.1	(7.4)	—	—	117.1	(7.4)

Total	$1,173.1	$(15.7)	$1,581.5	$(22.2)	$2,754.6	$(37.9)

We reviewed all our investments with unrealized losses at March 31, 2007. Our evaluation concluded that none of these declines in fair value were other-than-temporary after considering:

•	How long and by how much the fair value of the security has been below its cost or amortized cost

•	The current financial condition and future prospects of the issuer of the security, including any specific events that may affect its operations or earnings potential

•	Our intent and ability to keep the security long enough for us to recover its value

•	Any downgrades of the security by a rating agency

•	Any reduction or elimination of dividends or non-payment of scheduled interest payments

NET INVESTMENT INCOME

The following table summarizes our net investment income:

THREE MONTHS ENDED MARCH 31,	2007	2006
Interest on Fixed Maturities:
Taxable	$64.2	$76.3
Non-Taxable	53.1	36.2
Dividends:
Marketable Equity Securities	7.7	7.7
Redeemable Preferred Stock	1.4	0.9
Other	2.6	5.5

Total Investment Income	129.0	126.6
Investment Expenses	(1.8)	(1.9)

Net Investment Income	$127.2	$124.7

NET REALIZED INVESTMENT GAINS

The following table summarizes our net realized investment gains:

THREE MONTHS ENDED MARCH 31,	2007	2006
Net Realized Investment Gains (Losses) from:
Fixed Maturities	$2.1	$(9.6)
Marketable Equity Securities	4.5	24.2
Other	5.8	0.3

Net Realized Investment Gains	$12.4	$14.9

The following tables summarize the proceeds from sales of our investments and components of the related gains (losses) before taxes:

THREE MONTHS ENDED MARCH 31, 2007	FIXED MATURITIES AVAILABLE- FOR-SALE	MARKETABLE EQUITY SECURITIES	OTHER	TOTAL
Proceeds from Sales	$455.8	$67.0	$9.4	$532.2

Gross Realized Investment Gains	2.1	8.6	—	10.7
Gross Realized Investment Losses	(0.5)	(2.3)	—	(2.8)

Net Realized Investment Gains from Sales	1.6	6.3	—	7.9
Impairments	(0.6)	(1.8)	—	(2.4)
Other, Including Gains on Calls and Redemptions	1.1	—	5.8	6.9

Net Realized Investment Gains	$2.1	$4.5	$5.8	$12.4

THREE MONTHS ENDED MARCH 31, 2006	FIXED MATURITIES AVAILABLE-FOR-SALE	MARKETABLE EQUITY SECURITIES	OTHER	TOTAL
Proceeds from Sales	$335.4	$201.2	$0.3	$536.9

Gross Realized Investment Gains	2.3	30.4	—	32.7
Gross Realized Investment Losses	(6.2)	(4.5)	—	(10.7)

Net Realized Investment (Losses) Gains from Sales	(3.9)	25.9	—	22.0
Impairments	(7.4)	(1.7)	—	(9.1)
Other, Including Gains on Calls and Redemptions	1.7	—	0.3	2.0

Net Realized Investment Gains (Losses)	$(9.6)	$24.2	$0.3	$14.9

Note 3: Loss and LAE Reserves

The following table analyzes the changes in our loss and loss adjustment expense (LAE) reserves. We report changes in estimated reserves in the Consolidated Statements of Income in the period we make the change:

THREE MONTHS ENDED MARCH 31,	2007	2006
Loss and LAE Reserves at Beginning of Period	$5,171.4	$5,358.2
Less Reinsurance Recoverables on Unpaid Losses, Net of Allowance	415.0	420.1

Net Balance at Beginning of Period	4,756.4	4,938.1

Incurred Loss and LAE for Claims Occurring During:
Current Year	872.8	870.2
Prior Years	(24.6)	(32.9)

Total Incurred Loss and LAE	848.2	837.3

Loss and LAE Payments for Claims Occurring During:
Current Year	301.2	286.7
Prior Years	596.0	581.4

Total Loss and LAE Payments	897.2	868.1
Net Balance at End of Period	4,707.4	4,907.3
Plus Reinsurance Recoverables on Unpaid Losses, Net of Allowance	416.4	414.8

Loss and LAE Reserves at End of Period	$5,123.8	$5,322.1

2007

In the first three months of 2007, we reduced our estimates for prior years’ loss and LAE reserves by $24.6. This total decrease included:

•	$16.2 reduction in Surety reserves due to a lower-than-expected number of claims

•	$10.7 reduction in catastrophe related reserves, primarily in property reserves, reflecting decreases in severity estimates principally related to hurricanes that occurred in 2005

•	$2.3 net increase in a number of lines due to emerging claim trends and related loss data, including unallocated LAE

2006

In the first three months of 2006, we reduced our estimates for prior years’ loss and LAE reserves by $32.9. This total decrease included:

•	$20.8 reduction in personal auto reserves, reflecting decreases in bodily injury severity estimates primarily for prior accident year 2004

•	$12.1 net reduction in a number of lines due to emerging claim trends and related loss data, including unallocated LAE

Note 4: Reinsurance

Our reinsurance recoverables are composed of the following amounts:

	March 31, 2007	December 31, 2006
Reinsurance Recoverables on:
Unpaid Loss and LAE Reserves	$429.3	$427.9
Paid Losses and LAE	33.4	14.9
Allowance for Uncollectible Reinsurance	(12.9)	(12.9)

Total	$449.8	$429.9

The effects of reinsurance on our earned premiums were as follows:

THREE MONTHS ENDED MARCH 31,	2007	2006
Direct	$1,424.8	$1,415.4
Ceded	(87.9)	(29.7)
Assumed	30.1	36.2

Net Earned Premiums	$1,367.0	$1,421.9

Assumed to Net	2.2%	2.5%

Reinsurance premiums ceded on a written basis are approximately equal to the ceded earned premiums disclosed above.

In connection with the sale of Safeco Financial Institution Solutions (SFIS) in 2006, we entered into a reinsurance agreement under which we ceded 100% of our lender-placed property insurance business. SFIS generated $55.9 of ceded premiums in the first quarter of 2007. There were no ceded premiums for the same period in 2006.

Note 5: Debt

The following table shows the total principal amount, current and long-term portions, interest rates and maturities of our debt:

	MARCH 31, 2007			DECEMBER 31, 2006
	TOTAL	CURRENT	LONG-TERM	TOTAL	CURRENT	LONG-TERM
6.875% Notes due 2007	$197.3	$197.3	$—	$197.3	$197.3	$—
4.200% Notes due 2008	200.0	200.0	—	200.0	—	200.0
4.875% Notes due 2010	300.0	—	300.0	300.0	—	300.0
7.250% Notes due 2012	204.1	—	204.1	204.1	—	204.1
8.072% Debentures due 2037	348.6	—	348.6	348.6	—	348.6

Total Debt	$1,250.0	$397.3	$852.7	$1,250.0	$197.3	$1,052.7

We maintain a bank credit facility with $300.0 available, which expires March 2010. The terms of the bank credit facility require us to pay a fee to have these funds available, maintain a specified minimum level of shareholders’ equity and keep our debt-to-capitalization ratio below a specified maximum. This facility does not require us to maintain any deposits as compensating balances. At March 31, 2007, we had no borrowings under the bank credit facility, and we were in compliance with all its covenants.

In connection with the issuance of Capital Securities in 1997, Safeco issued $876.3 in principal amount of debentures to Safeco Capital Trust. The Capital Securities are mandatorily redeemable on July 15, 2037, the same date the debentures are due. The Capital Securities may be redeemed, contemporaneously with the debentures, beginning in July 2007, at a price of 104% of principal, with the call premium graded down to zero in 2017. Our obligations under the debentures and related agreements, taken together, constitute a full and unconditional guarantee of payments due on the Capital Securities.

We have the right, at any time, to defer payments of interest on the debentures for up to five years. Consequently, the distributions on the Capital Securities and the Common Securities could be deferred though such distributions would continue to accrue with interest. In no case may we extend the deferral of payments and distributions beyond the stated maturity dates of the securities.

Note 6: Comprehensive Income

Comprehensive income is defined as all changes in Shareholders’ Equity except those arising from transactions with shareholders. Comprehensive income includes net income and other comprehensive income, which for us consists of changes in unrealized gains or losses on investment securities, amortization of pension and other postretirement benefit amounts, and derivative financial instruments and hedging activities.

Our components of other comprehensive income or loss were:

THREE MONTHS ENDED MARCH 31,	2007			2006
	PRETAX	TAXES	AFTER TAX	PRETAX	TAXES	AFTER TAX
Change in Net Unrealized Gains and Losses on Investment Securities	$(0.4)	$(0.2)	$(0.6)	$(74.4)	$26.1	$(48.3)
Reclassification Adjustment for Net Realized Investment Gains Included in Net Income	(12.4)	4.5	(7.9)	(14.9)	5.1	(9.8)
Amortization of Pension and Other Postretirement Benefit Amounts	(2.8)	1.0	(1.8)	—	—	—
Derivative Qualifying as Cash Flow Hedge	1.6	(0.6)	1.0	—	—	—

Other Comprehensive Loss	$(14.0)	$4.7	$(9.3)	$(89.3)	$31.2	$(58.1)

Note 7: Commitments and Contingencies

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

On August 1, 2006, Emma Schwartzman, a shareholder, filed a derivative and direct complaint in federal court for the Western District of Washington, relating to the Executive Transition Services Agreement Safeco entered into with Mike McGavick, our former Chief Executive Officer. The complaint names as defendants certain current and former members of the Safeco Board and alleges the defendants breached their fiduciary duty by authorizing acts of corporate waste and ultra vires acts in the approval of that agreement. The complaint also claims that the Board caused Safeco to make false and misleading statements about that agreement in our 2006 Proxy Statement. The complaint is in part derivative in nature and does not seek monetary damages from us. Rather, it asks that the director defendants correct the statements made in the 2006 Proxy Statement. We have advanced, and will continue advancing throughout the pendency of this action, payment of legal fees and costs incurred by the defendants. We and the director defendants filed a motion to dismiss on October 31, 2006. On April 19, 2007, the district court granted a complete dismissal of the plaintiff’s claims. Plaintiff has 30 days in which to file an amended complaint.

On July 19, 2005, we received a shareholder demand letter asserting that our directors and certain former officers of Talbot Financial Corporation (Talbot) breached their duties owed to Safeco in connection with the sale of Talbot in July 2004. The letter demanded that we commence an action against the directors who approved the transaction and against the officers involved in the transaction. We formed a board committee comprised of directors not involved in the sale to review the matter. Following an investigation, the committee determined that the actions called for in the letter should not be undertaken. The shareholder, Nicholas Goldware, trustee of the Goldware Family Trust, subsequently filed a derivative complaint in King County Superior Court on March 14, 2006. The complaint names as defendants certain current and former members of our board of directors, unnamed members of the board of directors of our subsidiary, General America Corporation, and the Talbot officers. The complaint alleges the defendants breached fiduciary duties, that the Talbot officers were unjustly enriched, and that the director defendants participated in and facilitated a breach of fiduciary duties by the Talbot officers. The complaint is derivative in nature and does not seek monetary damages from us. However, we have advanced, and will continue advancing throughout the pendency of this action payment of legal fees and costs incurred by the defendants. A motion to dismiss was filed by us and the director defendants on June 21, 2006. Oral argument has been set for May 14, 2007.

In July 2004, the Roman Catholic Archdiocese of Portland filed for bankruptcy protection in the U.S. Bankruptcy Court for the District of Oregon. In connection with this bankruptcy, the Archdiocese listed insurance policies allegedly issued by our insurance subsidiaries as assets in such bankruptcy, and filed a lawsuit alleging that our insurance subsidiaries wrongfully denied coverage for claims alleging sexual misconduct by the Archdiocese. In December 2006, we executed a global settlement agreement, which was approved by the bankruptcy court on February 1, 2007 and paid in April 2007.

Note 8: Restructuring and Asset Impairment Charges

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

In 2006, we implemented an organizational design initiative intended to make us a more nimble and efficient competitor. This initiative included reducing the number of organizational layers and increasing the average span of management control to streamline decision-making and give employees greater authority to take action quickly. As a result of this and other organizational design changes, approximately 250 positions were eliminated.

In 2006, we also incurred asset impairment charges in connection with our real estate consolidation efforts. We evaluate long-lived assets, such as furniture and equipment, for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. When net proceeds expected from disposition of an asset are less than the carrying value of the asset we recognize an impairment loss in our Consolidated Statements of Income and reduce the carrying amount of the asset to its estimated fair value.

Total estimated costs we expect to incur in connection with the restructuring and asset impairment, including costs incurred in the first three months of 2007 and the year ended December 31, 2006, are as follows:

		COSTS INCURRED
	TOTAL EXPECTED COSTS	THREE MONTHS ENDED MARCH 31, 2007	YEAR ENDED DECEMBER 31, 2006
Employee Termination Benefits	$11.9	$0.1	$10.7
Asset Impairment	11.9	—	11.7
Lease Termination and Other Costs	1.9	0.2	1.2

Total	$25.7	$0.3	$23.6

These costs are allocated to reportable segments as follows:

		COSTS INCURRED
	TOTAL EXPECTED COSTS	THREE MONTHS ENDED MARCH 31, 2007	YEAR ENDED DECEMBER 31, 2006
Safeco Personal Insurance (SPI)
Auto	$12.3	$0.2	$11.4
Property	4.2	—	3.8
Specialty	0.5	—	0.5

Total SPI	17.0	0.2	15.7

Safeco Business Insurance (SBI)
SBI Regular	5.7	0.1	5.2
SBI Special Accounts Facility	1.2	—	1.1

Total SBI	6.9	0.1	6.3
Surety	1.4	—	1.3
Other	0.4	—	0.3

Total	$25.7	$0.3	$23.6

Activity related to restructuring and asset impairment charges as of March 31, 2007 was as follows:

	ACCRUAL AT DECEMBER 31, 2006	COSTS INCURRED	AMOUNTS PAID	ACCRUAL AT MARCH 31, 2007
Employee Termination Benefits	$3.8	$0.1	$3.9	$—
Lease Termination and Other Costs	0.1	0.2	0.3	—

Total	$3.9	$0.3	$4.2	$—

Note 9: Segment Information

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

SBI Regular – SBI Regular is our core commercial segment, writing a variety of commercial insurance products for small- to mid-sized businesses (customers that pay annual premiums of $200,000 or less). Our principal business insurance products include business owner policies, commercial auto, commercial multi-peril, workers compensation, commercial property and general liability insurance.

SBI Special Accounts Facility – SBI Special Accounts Facility writes large-commercial accounts (customers that pay annual premiums of more than $200,000) for our key agents and brokers who sell our core commercial products. We also write three specialty commercial insurance programs, which provide agents’ errors and omissions insurance (predominantly for our agents), property and liability insurance for mini-storage and warehouse properties, property, liability and professional insurance for non-profit social service organizations.

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

Underwriting results and combined ratios are not a substitute for net income determined in conformity with GAAP.

The following tables present selected financial information by segment and reconcile segment revenues, underwriting and operating results to amounts reported in our Consolidated Statements of Income:

REVENUES

THREE MONTHS ENDED MARCH 31,	2007	2006
Net Earned Premiums
SPI
Auto	$650.7	$686.0
Property	226.7	222.9
Specialty	27.2	24.8

Total SPI	904.6	933.7

SBI
SBI Regular	313.8	309.1
SBI Special Accounts Facility	65.3	68.1

Total SBI	379.1	377.2

Surety	83.6	71.8
P&C Other	(0.3)	39.2

Total Earned Premiums	1,367.0	1,421.9
P&C Net Investment Income	121.1	116.9

Total P&C Revenues	1,488.1	1,538.8
Corporate Net Investment Income	6.1	7.8
Net Realized Investment Gains	12.4	14.9

Total	$1,506.6	$1,561.5

PRETAX UNDERWRITING PROFIT (LOSS) AND NET INCOME

THREE MONTHS ENDED MARCH 31,	2007	2006
Underwriting Profit (Loss)
SPI
Auto	$17.2	$53.5
Property	44.8	46.2
Specialty	8.7	11.2

Total SPI	70.7	110.9

SBI
SBI Regular	35.8	38.1
SBI Special Accounts Facility	13.1	14.2

Total SBI	48.9	52.3

Surety	35.8	24.3
P&C Other	(16.1)	(0.2)

Total Underwriting Profit	139.3	187.3
P&C Net Investment Income	121.1	116.9
Restructuring and Asset Impairment Charges	(0.3)	(0.9)
P&C Net Realized Investment Gains	6.6	16.9

Total P&C	266.7	320.2
Corporate	(18.9)	(12.7)
Loss on Debt Repurchase	—	(1.4)
Corporate Net Realized Investment Gains (Losses)	5.8	(2.0)

Income before Income Taxes	253.6	304.1
Provision for Income Taxes	71.1	95.9

Net Income	$182.5	$208.2

COMBINED RATIOS +

THREE MONTHS ENDED MARCH 31,	2007	2006
SPI
Auto	97.4%	92.2%
Property	80.3	79.3
Specialty	67.9	54.6

Total SPI	92.2	88.1

SBI
SBI Regular	88.6	87.7
SBI Special Accounts Facility	79.9	79.1

Total SBI	87.1	86.1

Surety	57.2	66.2
P&C Other	*	*

Total Combined Ratio	89.8%	86.9%

+	Combined ratios are GAAP basis. Expressed as a percentage, they are equal to losses and expenses divided by net earned premiums.
*	Not meaningful because this is runoff business with minimal premium.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollar amounts in millions, except for ratios and share amounts, unless noted otherwise)

This discussion should be read with the Consolidated Financial Statements and Notes to the Consolidated Financial Statements included elsewhere in this report. Certain reclassifications have been made to prior-period financial information for consistency with the current-period presentation.

Forward-Looking Information

Forward-looking information contained in this report is subject to risk and uncertainty.

We have made statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations that are forward-looking statements.

We believe it is important to communicate our expectations to investors. However, there may be events in the future we are not able to predict accurately or that we do not fully control, which could cause actual results to differ materially from those expressed or implied by our forward-looking statements, including changes in general economic and business conditions and in the insurance industry and changes in our business strategies. Additional information on factors that may impact these forward-looking statements is included in Item 1A “Risk Factors” of our 2006 Annual Report on Form 10-K.

Summary

We are a property and casualty (P&C) insurance company with headquarters in Seattle, Washington. We sell insurance to drivers, homeowners, renters and owners and operators of small- and mid-sized businesses. Our business helps people protect what they value and deal with the unexpected. Our revenues come from the premiums we earn on the insurance policies we write and the income we earn from our investment of premium dollars.

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

In addition, we track our operating performance with various productivity and efficiency measures; we report periodically on a subset of productivity measures, such as policies-in-force per full-time equivalent employee (PIF per FTE) and expense per policies-in-force (expense per PIF).

The following table shows the trends in these key measures:

THREE MONTHS ENDED MARCH 31,	2007	2006
Combined Ratio	89.8%	86.9%
Net Income per Diluted Share	$1.71	$1.69
Net Return on Equity	18.2%	20.5%
Total Revenues	$1,506.6	$1,561.5
PIF per FTE	574	485
Expense per PIF	$248	$253

We have taken major strategic actions to reshape our business and become a more focused and successful competitor.

Our 2007 goals

•	Perform for our owners by growing our policies-in-force at a rate greater than the industry average, without sacrificing our profitability.

•	Build continuous improvement as a mindset, improving our business processes to deliver higher quality services for our customers and agent partners at a lower cost.

•	Make the customer the prism through which we build differentiated products, and satisfy a diverse public whose expectations of excellence continue to rise.

•	Build tools for the future by developing our agents and employees, and investing in technology and research.

Perform for our owners by growing our policies-in-force at a rate greater than the industry average, without sacrificing our profitability – We remain committed to growing our policies-in-force at a rate greater than the industry average without sacrificing our profitability, thereby satisfying the expectations of value-oriented investors. We intend to capitalize on our momentum in managing our costs, our superior segmentation and platform, the opportunities afforded by our committed agency force and our inherent capability to innovate.

Build continuous improvement as a mindset, improving our business processes to deliver higher quality services for our customers and agent partners at a lower cost – We plan to relentlessly improve our business processes to deliver higher quality products and services for our customers and agent partners at a lower cost. We intend to measure and achieve real productivity improvements across the business, and each employee will be measured and will be personally accountable for contributing to our productivity gains.

Make the customer the prism through which we will build differentiated products and satisfy a diverse public whose expectations of excellence continue to rise – We intend to make the customer the prism through which we will build differentiated products, and we will satisfy a diverse public whose expectations of excellence continue to rise. We expect to introduce a range of new products that address consumer needs, and our service will move toward defect-free delivery.

Build tools for the future by developing our agents and employees and investing in technology and research – We will invest by developing our agents and employees and investing in technology and research. We will devote resources in 2007 that will serve as building blocks for a world-class Safeco in the years to come.

Segment Results

HOW WE REPORT OUR RESULTS

We manage our businesses in four business and seven reportable segments:

•	Safeco Personal Insurance (SPI)

•	Auto

•	Property

•	Specialty

•	Safeco Business Insurance (SBI)

•	SBI Regular

•	SBI Special Accounts Facility

•	Surety

•	P&C Other

In addition to the activities of these reportable segments, we report certain transactions, such as the interest expense we pay on our debt, debt repurchase, miscellaneous corporate investment income, intercompany eliminations, real estate holdings, contributions to Safeco Insurance Foundation (the Foundation) and other corporate activities in our Corporate segment and do not allocate these to individual reportable segments.

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

Our combined ratio is our losses, LAE and underwriting expenses divided by our net earned premiums. We report combined ratio as a percentage. For example, a combined ratio of 95% means that for every dollar of premium earned, 95 cents are spent on losses, LAE and underwriting expenses, and 5 cents are underwriting profit. A lower combined ratio reflects better underwriting results than a higher combined ratio.

More information about our segment results can be found in Our P&C Operating Results on page 26.

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

We measure our investment results in two parts: the after-tax net investment income we earn on our invested assets; and the net realized investment gains or losses we recognize when we sell or impair investments. It is our intent to hold a diversified portfolio so we will achieve consistent investment performance. More information about our investment results can be found in Our Investment Results section on page 36.

Application of Critical Accounting Estimates

We have identified the accounting estimates listed in the MD&A Section of our 2006 Annual Report on Form 10-K as critical to understanding our results of operations and financial condition. The application of these accounting estimates requires us to use judgments involving assumptions and estimates about future results, trends or other developments that could significantly influence our results if actual experience differs from those assumptions and estimates. We review these judgments frequently.

Please see additional discussion of critical accounting estimates in the MD&A section of our 2006 Annual Report on Form 10-K.

Consolidated Results of Operations

The following table presents summarized consolidated financial information. A detailed discussion of our results by segment can be found on page 26.

THREE MONTHS ENDED MARCH 31,	2007	2006
REVENUES
Net Earned Premiums	$1,367.0	$1,421.9
Net Investment Income	127.2	124.7
Net Realized Investment Gains	12.4	14.9

Total Revenues	1,506.6	1,561.5

EXPENSES
Losses and Loss Adjustment Expenses	848.2	837.3
Amortization of Deferred Policy Acquisition Costs	236.2	236.1
Other Underwriting and Operating Expenses	144.1	158.9
Interest Expense	24.2	22.8
Restructuring and Asset Impairment Charges	0.3	0.9
Loss on Debt Repurchase	—	1.4

Total Expenses	1,253.0	1,257.4

Income before Income Taxes	253.6	304.1
Provision for Income Taxes	71.1	95.9

Net Income	$182.5	$208.2

REVENUES

Total revenues decreased 3.5% in the three months ended March 31, 2007 compared with the same period in 2006. The changes were driven by:

•

Net earned premiums – Our net earned premiums decreased 3.9% in the three months ended March 31, 2007 compared with the same period in 2006. This decrease reflects a $35.3 decrease in SPI Auto and a $38.9 decrease due to the sale of Safeco Financial Institution Solutions (SFIS) in April 2006 included in P&C Other.

•

Net investment income – Our net investment income increased 2.0% in the three months ended March 31, 2007 compared with the same period in 2006 due to an increase in interest income from increased investments in non-taxable fixed maturities partially offset by a decrease in interest income from investments in taxable fixed maturities.

•

Net realized investment gains – Net realized investment gains decreased $2.5 in the three months ended March 31, 2007 compared with the same period in 2006 due to a decrease in net realized gains on the sales of marketable equity securities partly offset by higher gains on the sales of fixed maturities.

NET INCOME

Net income decreased 12.3% in three months ended March 31, 2007 compared with the same period in 2006, primarily driven by:

•

Losses and Loss Adjustment Expenses – Losses and loss adjustment expenses increased 1.3% in the first three months in 2007 compared with the same period in 2006 due to an increase in non-catastrophe weather related losses and a decrease in favorable prior-year reserve development offset in part by lower catastrophes. In the first quarter of 2007, we reduced our estimates for prior years’ loss and LAE reserves by $24.6, reflecting favorable prior-year reserve development in our personal property and Surety segments, compared with $32.9 of favorable prior-year reserve development in 2006, primarily in our personal auto segment.

•

Catastrophe Losses – We categorize catastrophes as events resulting in losses greater than $0.5 per event and involving multiple claims and policyholders. Catastrophes can be caused by natural events, such as hurricanes, tornadoes, wildfires, earthquakes and hailstorms, or other factors such as terrorism, riots, hazardous materials releases or utility outages. Pretax after reinsurance catastrophe losses were $2.8 in the three months ended March 31, 2007, compared with $36.0 in the same period in 2006 reflecting a decrease in hail and wind storms thus far in 2007.

•	Interest expense – Interest expense was $24.2 in the first three months of 2007 compared with $22.8 in the same period in 2006.

•

Restructuring and asset impairment charges – Our pretax restructuring and asset impairment charges were $0.3 in the three months ended March 31, 2007, compared with $0.9 in the same period in 2006. The restructuring charges are related to the organizational design initiative we commenced in 2006.

•

Loss on debt repurchase – We had no debt repurchases in the first quarter of 2007. In the first three months of 2006, we repurchased $15.0 in principal amount of debt for $16.4 including transaction costs resulting in a loss on debt repurchase of $1.4 ($0.9 after tax).

•	Net realized investment gains – After-tax net realized investment gains were $7.9 in first three months of 2007 compared with $9.8 in the same period in 2006.

•

Provision for income taxes – Our provision for income taxes decreased $24.8 in the three months ended March 31, 2007 compared with the same period in 2006. Our effective tax rate was 28.0% in the three months ended March 31, 2007 compared with 31.5% in the same period in 2006. The decrease in our effective tax rate in 2007 primarily reflected increased investments in tax-exempt fixed maturities.

OTHER UNDERWRITING AND OPERATING EXPENSE

The following table details the categories of our other underwriting and operating expenses:

THREE MONTHS ENDED MARCH 31,	2007	2006
Salaries	$115.9	$128.1
Employee Benefits	26.2	26.0
Rent and Depreciation	17.3	20.9
Office Expenses	23.6	25.7
Advertising	4.5	3.4
Travel and Entertainment	6.3	7.7
Risk and Cost Containment	17.3	12.8
Professional Services	15.7	10.5
Commissions (Including Bonus Commissions)	218.7	213.9
Premium Taxes	30.2	28.1
Other Taxes, Licenses and Fees	3.8	(3.5)
Legal Defense Costs	54.8	55.3
Changes in Deferred Policy Acquisition Costs	(8.0)	6.9
Other Expenses	(1.6)	9.2

Total	$524.7	$545.0

Loss Adjustment Expenses Paid	144.4	150.0
Operating Expenses +	380.3	395.0

Total	$524.7	$545.0

+	Includes Amortization of Deferred Policy Acquisition Costs and Other Underwriting and Operating Expenses.

Our other underwriting and operating expense decrease is due primarily as a result of the implementation of our organizational design initiative and business process improvement initiatives which have decreased our headcount and increased productivity.

RECONCILING SEGMENT RESULTS

The following table assists in reconciling our GAAP results, specifically the “Income before Income Taxes” line from our Consolidated Statements of Income to our operating results:

THREE MONTHS ENDED MARCH 31,	2007	2006
P&C	$266.7	$320.2
Corporate	(13.1)	(16.1)

Income before Income Taxes	$253.6	$304.1

The GAAP results are further described using our segment measures, which provide a helpful picture of how our company is doing. However, using them to measure profitability – while fairly common in our industry – is not consistent with GAAP.

Our P&C Operating Results

The primary measures of our operating results include our premiums, underwriting profit or loss and combined ratios. The following tables report those key items – by our reportable segments – for the three months ended March 31, 2007 and 2006. More information about the results – also by reportable segment – follows the tables.

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

We view net written premiums as a measure of business production for the period under review and a leading indicator of net earned premiums. The following table reconciles net written premiums to net earned premiums by reportable segment, the most directly comparable GAAP measure on our Consolidated Statements of Income:

THREE MONTHS ENDED MARCH 31,	2007	2006
Net Written Premiums
Safeco Personal Insurance (SPI)
Auto	$668.7	$698.9
Property	205.4	192.5
Specialty	26.5	23.9

Total SPI	900.6	915.3

Safeco Business Insurance (SBI)
SBI Regular	329.1	314.4
SBI Special Accounts Facility	64.6	70.9

Total SBI	393.7	385.3

Surety	92.7	78.2
P&C Other	3.0	39.3

Total Net Written Premiums	1,390.0	1,418.1
Change in Net Unearned Premiums	(23.0)	3.8

Net Earned Premiums	$1,367.0	$1,421.9

Our net earned premiums by reportable segment were:

THREE MONTHS ENDED MARCH 31,	2007	2006
Net Earned Premiums
Safeco Personal Insurance (SPI)
Auto	$650.7	$686.0
Property	226.7	222.9
Specialty	27.2	24.8

Total SPI	904.6	933.7

Safeco Business Insurance (SBI)
SBI Regular	313.8	309.1
SBI Special Accounts Facility	65.3	68.1

Total SBI	379.1	377.2

Surety	83.6	71.8
P&C Other	(0.3)	39.2

Net Earned Premiums	$1,367.0	$1,421.9

Underwriting profit or loss is our measure of each segment’s performance. Underwriting profit or loss is our net earned premiums less our losses from claims, LAE and underwriting expenses:

THREE MONTHS ENDED MARCH 31,	2007	2006
Underwriting Profit (Loss)
Safeco Personal Insurance (SPI)
Auto	$17.2	$53.5
Property	44.8	46.2
Specialty	8.7	11.2

Total SPI	70.7	110.9

Safeco Business Insurance (SBI)
SBI Regular	35.8	38.1
SBI Special Accounts Facility	13.1	14.2

Total SBI	48.9	52.3

Surety	35.8	24.3
P&C Other	(16.1)	(0.2)

Total Underwriting Profit	139.3	187.3
P&C Net Investment Income	121.1	116.9
Restructuring and Asset Impairment Charges	(0.3)	(0.9)
Net Realized Investment Gains	6.6	16.9

P&C Income before Income Taxes	$266.7	$320.2

Combined ratios show the relationship between underwriting profit or loss and net earned premiums. Using ratios helps us see our operating trends without the effect of changes in the volume of net earned premiums:

THREE MONTHS ENDED MARCH 31,	2007	2006
Combined Ratios
Safeco Personal Insurance (SPI)
Auto	97.4%	92.2%
Property	80.3	79.3
Specialty	67.9	54.6

SPI Total	92.2	88.1

Safeco Business Insurance (SBI)
SBI Regular	88.6	87.7
SBI Special Accounts Facility	79.9	79.1

SBI Total	87.1	86.1

Surety	57.2	66.2
P&C Other	*	*

Total Combined Ratio +	89.8%	86.9%

+	Combined ratios are GAAP basis. Expressed as a percentage, they are equal to losses and expenses divided by net earned premiums.
*	Not meaningful because this is a runoff business with declining premium.

Auto

THREE MONTHS ENDED MARCH 31,	2007	2006
Net Written Premiums	$668.7	$698.9
Net Earned Premiums	650.7	686.0
Underwriting Profit	17.2	53.5

Loss and LAE Ratio	73.6%	69.3%
Expense Ratio	23.8	22.9

Combined Ratio	97.4%	92.2%

Our Auto segment provides coverage for liability of our policyholders to others for both bodily injury and property damage, for injuries sustained by our policyholders and for physical damage to our customers’ vehicles from collision and other hazards.

PREMIUMS

Net written premiums decreased $30.2, or 4.3%, in the three months ended March 31, 2007 compared with the same period in 2006. The changes in net written premiums were primarily driven by:

•

Policies-in-force (PIF) – PIF at March 31, 2007, decreased 3.5% compared with March 31, 2006 due to a decline in our nonstandard and standard auto business. This decrease was partly offset by an increase in our preferred products driven by our agent initiatives, such as improved agent compensation and better ease of doing business, along with the impact of our Safeco Optimum Package™. Modest rate increases contributed to higher retention of policies of 79.7% at March 31, 2007 compared with 79.1% one year earlier. New policies sold decreased 2.7% in the three months ended March 31, 2007 compared with the same period in 2006.

•

Changes in average premiums – We file rate changes on a state-by-state basis. Rate changes are reflected on existing policies at renewal and are earned in our revenues over the six-month policy term. Overall, we received approval for average rate increases of 0.6% in the first three months of 2007, which was comparable to the increases of 0.6% in the same period in 2006. Average premiums also are affected by changes in the risk profile of the book of business, as well as the increased pricing for those policies that insure newer and more expensive cars, which we refer to as premium trend. Premium trend was negative in the first three months of 2007, due to a change in our mix of business to lower average premium policies. This is primarily the result of fewer non-standard policies in our business mix this quarter compared with the same period last year.

Net earned premiums decreased $35.3, or 5.1%, in the three months ended March 31, 2007 compared with the same period in 2006. The changes in net earned premiums were primarily driven by:

•	Policies-in-force (PIF) – The change in PIF decreased net earned premiums by $25.2 in the three months ended March 31, 2007 compared with the same period in 2006.

•	Changes in average premiums – Changes in average premiums decreased net earned premiums by $10.2 in the three months ended March 31, 2007 compared with the same period in 2006.

UNDERWRITING RESULTS AND COMBINED RATIO

Our underwriting results decreased $36.3, and our combined ratio increased 5.2 points in the three months ended March 31, 2007 compared with the same period in 2006. Our underwriting results and combined ratio were primarily driven by:

•

Changes in average premiums – Our decreases in earned rate changes, combined with our negative premium trend, increased our Auto combined ratio by 1.4 points in the three months ended March 31, 2007 compared with the same period in 2006.

•

Loss costs – Our loss costs increased in the mid-single digits in the three months ended March 31, 2007 compared with the same period in 2006. This was driven by percentage increases in the low-single digits in frequency (the average number of claims filed) and the mid-single digits increase in severity (the average cost of a claim) due to medical costs and auto parts inflation. These factors, net of reinsurance, increased our combined ratio by 2.2 points in the three months ended March 31, 2007 compared with the same period in 2006. In addition, our LAE cost decreased our combined ratio by 1.0 points in the three months ended March 31, 2007, compared with the same period in 2006 primarily due to lower customer claims staffing from ongoing process improvements.

•

Prior-year reserve development – Our underwriting results for the three months ended March 31, 2007 included unfavorable prior-year reserve development of $0.7. Unfavorable development of $30.5 for accident year 2006 was offset by favorable development of $29.8 for accident years 2005 and prior, primarily due to changes in bodily-injury severity estimates. This compared with favorable prior-year reserve development of $20.8 in the same period in 2006. The change in prior-year reserve development increased our combined ratio by 3.1 points in the three months ended March 31, 2007 compared with the same period in 2006.

•

Catastrophe losses – We categorize catastrophes as events resulting in losses greater than $0.5 per event and involving multiple claims and policyholders. Pretax after reinsurance catastrophe losses were $1.1 in the three months ended March 31, 2007 compared with $8.3 in the same period in 2006 due to fewer high magnitude wind and hail storms in the first quarter of 2007, compared with the same period in 2006. The lower catastrophe losses in the three months ended March 31, 2007 decreased the combined ratio by 1.2 points compared with the same period in 2006.

•

Expenses – The increase in our expense ratio 0.9 points in the three months ended March 31, 2007 compared with the same period in 2006 was due to additional agent commissions resulting from our restructured 2007 agent compensation program partially offset by ongoing process improvement efforts and expense reduction initiatives.

We anticipate the following factors will impact our growth and profitability in the near future:

Underwriting Segmentation – During March we launched a new version of our multi-variate pricing segmentation model under a program we call Safeco True Pricing™. This product reevaluates customers at every renewal and re-underwrites them so that they can receive the benefit of their most recent driving experience. Thus, people who continue to drive well will generally receive better premium rates from our underwriting model. We plan to roll this product out across most of the states where we write policies throughout the remainder of the year. We expect Safeco True Pricing to increase precision in matching rate for each risk and to enable us to quote a broader range of risks.

Business Growth – We continue to study the purchasing behaviors of insurance consumers to design products that reflect changing demographics. We have achieved significant growth in new business in California since October 2006 as we have listened critically to the concerns of our agents and modified our product offering to make it easier for our agents to sell our products. Also, we continue to develop bundled products and other enhancements to better appeal to specific market niches within the marketplace.

Compensation – Based on review of our market environment, we redesigned our agent compensation package for 2007 to be more competitive with other national carriers who sell through independent agents.

Overall – In 2007, we intend to meet our Auto long-term target combined ratio of 96% while generally maintaining our relative position in the market.

Property

THREE MONTHS ENDED MARCH 31,	2007	2006
Net Written Premiums	$205.4	$192.5
Net Earned Premiums	226.7	222.9
Underwriting Profit	44.8	46.2

Loss and LAE Ratio	52.8%	51.2%
Expense Ratio	27.5	28.1

Combined Ratio	80.3%	79.3%

The Property segment provides homeowners, dwelling fire, earthquake and inland marine coverage for individuals. Our Property coverages protect homes, condominiums and rental property contents against losses from a wide variety of hazards.

PREMIUMS

Net written premiums increased $12.9, or 6.7%, in the first three months of 2007 compared with the same period in 2006. This reflected:

•

Changes in PIF – PIF increased 4.2%, in the first quarter of 2007 compared with the same period in 2006. This reflected an increase in new business of 56.5% in the first three months of 2007 compared with the same period in 2006. Our retention of 86.2% at March 31, 2007, compared with 85.2% one year earlier, increased due in part to rate changes throughout 2006 and 2007, increased commissions and improved cross sales with preferred auto.

•

Changes in average premiums – We file rate changes on a state-by-state basis. Rate changes are reflected on existing policies on renewal and are earned in our revenues over the twelve-month policy term. Overall we received approval for average rate decreases in our homeowners business of 8.0% in the first quarter of 2007, and a 0.9% in the same period in 2006. Average premiums also are affected by automatic increases in the amount of insurance coverage to adjust for inflation in building costs and by shifts in the mix of our business, which we refer to as premium trend. Premium trend resulted in an increase to net written premiums in the first quarter of 2007, compared with the same period in 2006, due in part to inflation guard increases and new business from higher premium states.

Net earned premiums increased $3.8, or 1.7%, in the first three months of 2007 compared with the same period of 2006. This reflected:

•	Changes in PIF – The change in PIF increased net earned premiums by $5.4 in the first quarter of 2007 compared with the same period in 2006.

•	Changes in average premiums – Changes in average premiums decreased net earned premiums by $1.3 in the first quarter of 2007 compared with the same period in 2006.

UNDERWRITING RESULTS AND COMBINED RATIO

Our underwriting profit in Property decreased $1.4, and our combined ratio increased 1.0 points in the first three months of 2007 compared with the same period in 2006. Our underwriting results and combined ratios were primarily driven by:

•

Changes in average premiums – Our homeowners rate changes, combined with premium trend, increased our Property combined ratio by 0.4 points in the first quarter of 2007 compared with the same period in 2006.

•

Loss costs – Our Property loss costs experienced a double-digit increase in the three months ended March 31, 2007 compared with the same period in 2006, due to percentage increases in the high single-digits in frequency, primarily due to an increased number of non-catastrophe weather claims, and the mid-single digits in severity. These factors, net of reinsurance, increased our Property combined ratio by 10.0 points in the first quarter of 2007 compared with the same period in 2006.

•

Prior-year reserve development – Our underwriting results in the three months ended March 31, 2007 included favorable prior-year reserve development of $15.0, primarily due to lower-than-expected severity on the 2005 hurricanes and a reduction of non-voluntary reserve estimates. Our underwriting results in the first quarter of 2006 included favorable prior-year reserve development of $4.7 due to lower-than-expected severity. The change in prior year reserve development in the first quarter of 2007 decreased the combined ratio by 4.5 points compared with the same period in 2006.

•

Catastrophe losses – We categorize catastrophes as events resulting in losses greater than $0.5 per event and involving multiple claims and policyholders. We cannot accurately predict when catastrophes may occur, and the number and type of catastrophes can vary widely. The losses they cause may significantly exceed our prior experience. Pretax after reinsurance catastrophe losses were $2.1 in the three months ended March 31, 2007 compared with $22.6 in the same period in 2006. The lower catastrophe losses in the first quarter of 2007 were due to fewer wind and hail storms and decreased the combined ratio by 4.1 points compared with the same period in 2006.

•	Expenses – Our expense ratio decreased by 0.6 points in the first quarter of 2007 compared with the same period in 2006, due to ongoing process improvement efforts.

We anticipate the following factors will impact our growth and profitability in the near future:

Business Growth – We reduced our rates in California by 20.1% in January 2007. We expect this revision to stimulate additional growth. In addition to implementing targeted rate decreases in selected states to reflect improved loss trends and lower expense ratios, we also are introducing additional coverage options to round out our product offerings. The focus of the new offerings will be to provide choices that enable our customers to customize their coverage to their specific needs. New business trends are favorable.

Underwriting Segmentation – In April 2007, we launched Safeco True Pricing. This evolution of our pricing model is designed to increase our pricing accuracy, improve our competitiveness and retention and broaden our market reach. Safeco True Pricing increases the number of pricing tiers from 12 to 30 for greater market segmentation. We have replaced our existing dwelling fire product with our new tiered product for that line in 36 states as of March 31, 2007 and plan to substantially complete the rollout of the new program by the end of 2007.

Compensation Structure – Based on our review of the market environment, we redesigned our agent compensation package effective January 1, 2007 to be competitive with programs offered by our national competitors who sell their products through independent agents.

Overall – In 2007, we expect our Property segment revenue to grow modestly while operating at a combined ratio that is slightly better than our long-term target of 92%.

Specialty

THREE MONTHS ENDED MARCH 31,	2007	2006
Net Written Premiums	$26.5	$23.9
Net Earned Premiums	27.2	24.8
Underwriting Profit	8.7	11.2

Loss and LAE Ratio	39.3%	25.8%
Expense Ratio	28.6	28.8

Combined Ratio	67.9%	54.6%

Our Specialty segment provides individuals with umbrella, motorcycle, recreational vehicle, and boat owners insurance.

PREMIUMS

Net written premiums increased $2.6, or 10.9%, in the first quarter of 2007 compared with the same period in 2006. New-business policies sold increased 33.1% in the first three months of 2007 compared with the same period in 2006. Net written premium growth was primarily driven by an increase in new business in umbrella product sales. New business growth has been primarily driven by improvements in automation, rating and awareness of the umbrella product by customers.

Net earned premiums increased $2.4, or 9.7%, in the three months ended March 31, 2007 compared with the same period in 2006.

UNDERWRITING RESULTS AND COMBINED RATIO

Our underwriting profit decreased $2.5, and our combined ratio increased 13.3 points in the first quarter of 2007 compared with the same period in 2006. Our underwriting results and combined ratio were primarily driven by:

•

Prior-year reserve development – Our underwriting results in the first quarter of 2007 included favorable prior-year reserve development of $1.5, primarily related to boats, recreational vehicles and catastrophes compared with favorable prior-year development of $4.6 in the first quarter of 2006. These changes in prior-year reserve development increased our combined ratio by 13.0 points in the first three months of 2007 compared with the same period in 2006.

•	Expenses –Our expense ratio was flat in the first three months of 2007 compared with the same period in 2006.

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

Overall – We expect our Specialty product to grow modestly in non-catastrophe prone areas, particularly where we write boat owners policies, while operating at a combined ratio that is slightly better than our long-term target of 92%.

SBI Regular

THREE MONTHS ENDED MARCH 31,	2007	2006
Net Written Premiums	$329.1	$314.4
Net Earned Premiums	313.8	309.1
Underwriting Profit	35.8	38.1

Loss and LAE Ratio	56.5%	55.3%
Expense Ratio	32.1	32.4

Combined Ratio	88.6%	87.7%

Our SBI Regular segment provides insurance for small- to mid-sized businesses (customers that pay annual premiums of $200,000 or less). This is our core commercial lines business featuring these main products:

•	Business owner policies (BOP)

•	Commercial auto

•	Commercial multi-peril (CMP)

•	Workers compensation

•	Commercial property

•	General liability

PREMIUMS

Net written premiums increased $14.7, or 4.7% in the first quarter of 2007 compared with the same period in 2006. The changes in net written premiums were driven by:

•

Changes in PIF – PIF increased 1.6% in first three months of 2007 compared with the same period in 2006. This reflected retention rates of 82.0% in three months ended March 31, 2007 and 79.2% in the same period in 2006. Our new policies sold increased 14.7% in the first quarter of 2007 compared with the same period in 2006.

•

Price changes – We file rate changes on a state-by-state basis. Our average prices, which include filed rate changes and exposure growth, decreased 1.2% in the first quarter of 2007 compared with the same period in 2006. Premiums are affected by growth in the exposures we cover due to factors such as changes in payroll, the number of employees, sales receipts and property building values for the businesses we insure. Price changes are reflected on existing policies at renewal.

•	Mix of business – In addition to price changes, premiums are affected by changes in average policy size and mix of policy lines.

Net earned premiums increased $4.7, or 1.5%, in the three months ended March 31, 2007 compared with the same period in 2006. The changes in net earned premiums were driven by:

•	Changes in PIF – Changes in PIF increased net earned premiums by $5.0 in the first quarter of 2007 compared with the same period in 2006.

•	Price changes – Price changes decreased net earned premiums by $3.8 in the first quarter of 2007 compared with the same period in 2006.

•	Mix of business – Mix of business increased net earned premiums by $3.6 in the first three months of 2007 compared with the same period in 2006.

UNDERWRITING RESULTS AND COMBINED RATIO

Our underwriting profit in SBI Regular decreased $2.3, and our combined ratio increased 0.9 points in the first quarter of 2007 compared with the same period in 2006. Our underwriting results and combined ratio primarily reflected:

•	Price changes – Our price changes increased our combined ratio by 0.9 points in the first quarter of 2007 compared with the same period in 2006.

•

Loss costs – Loss costs had a mid single-digit increase in the first quarter of 2007 due to an increase in claims severity from inflation. The change in loss costs increased the combined ratio by 1.4 points in the first quarter of 2007 compared with the same period in 2006.

•

Prior-year reserve development – Our underwriting results in the first quarter of 2007 included favorable prior-year reserve development of $1.3 due to favorable loss experience on prior year catastrophes. Our underwriting results in the first quarter of 2006 included unfavorable prior-year reserve development of $1.5 due to unfavorable loss experience in prior year catastrophes, offset by favorable development in commercial auto and business owners policies. The change in prior-year reserve development decreased our combined ratio by 0.9 points in the first quarter of 2007, compared with the same period in 2006.

•

Catastrophe losses – Our pretax after reinsurance catastrophe losses were $1.3 in the first quarter of 2007, compared with $7.7 in the same period in 2006 due to non-voluntary losses assessed in the first quarter of 2006. The lower catastrophe losses decreased our combined ratio by 0.5 points in the first quarter of 2007 compared with the same period in 2006.

•	Expenses –The decrease in our expense ratio of 0.3 points in the first quarter of 2007 compared with the same period in 2006 was the result of cost containment efforts.

In 2007, despite competitive conditions in the marketplace, we expect our SBI Regular segment revenue to grow while operating within our long-term target combined ratio of 95%.

SBI Special Accounts Facility

THREE MONTHS ENDED MARCH 31,	2007	2006
Net Written Premiums	$64.6	$70.9
Net Earned Premiums	65.3	68.1
Underwriting Profit	13.1	14.2

Loss and LAE Ratio	47.5%	51.4%
Expense Ratio	32.4	27.7

Combined Ratio	79.9%	79.1%

Our SBI Special Accounts Facility segment includes insurance for large-commercial accounts (customers that pay annual premiums of more than $200,000). While our main focus is the small- to mid-sized market, we continue to serve some large-commercial accounts on behalf of key agents and brokers who sell our core commercial products.

Special Accounts Facility also provides insurance for the following commercial programs:

•	Agents’ errors and omissions insurance

•	Property and liability insurance for mini-storage and warehouse properties

•	Professional and general liability insurance for non-profit social service organizations

PREMIUMS

Net written premiums decreased $6.3, or 8.9%, in the first quarter of 2007 compared with the same period in 2006, due to competitive market conditions.

Net earned premiums decreased $2.8, or 4.1%, in the three months ended March 31, 2007 compared with the same period in 2006.

UNDERWRITING RESULTS AND COMBINED RATIO

Our underwriting profit decreased $1.1, and our combined ratio increased 0.8 points in the first quarter of 2007 compared with the same period in 2006. Our underwriting results and combined ratios were primarily driven by:

•

Loss costs – Loss costs had a mid-single digit decrease in the first three months of 2007 compared with the same period in 2006 due to unusually low loss emergence in our commercial property line. As a result, this decreased the combined ratio by 6.3 points in the first quarter of 2007, compared with the same period in 2006.

•

Prior-year reserve development – Our underwriting results in the first quarter of 2007 included favorable prior-year reserve development of $4.5 due to lower-than-expected losses in property lines. In the same period in 2006 we had favorable prior-year reserve development of $6.7 and the reserves were primarily related to general liability coverages. The difference in prior-year reserve development increased our combined ratio by 2.9 points in the first three months of 2007 compared with the same period in 2006.

•

Expenses – Our expense ratio increased in the first quarter of 2007 compared with the same period in 2006 by 4.7 points due to increased agent bonus commissions and general expenses. We expect this to be a short-term effect that will be offset by ongoing process improvement and expense reductions.

We anticipate the following factors will impact our growth and profitability in the near future:

We plan to continue providing a limited large-commercial resource for those agents and brokers who are also writing auto, property or small- to mid-sized commercial insurance with us, and to continue writing specialty insurance programs to the extent market conditions provide reasonable margins.

Surety

THREE MONTHS ENDED MARCH 31,	2007	2006
Net Written Premiums	$92.7	$78.2
Net Earned Premiums	83.6	71.8
Underwriting Profit	35.8	24.3

Loss and LAE Ratio	15.5%	23.6%
Expense Ratio	41.7	42.6

Combined Ratio	57.2%	66.2%

Our Surety segment provides surety bonds for construction and commercial businesses.

PREMIUMS

Net written premiums increased $14.5, or 18.5%, in the three months ended March 31, 2007 compared with the same period in 2006. The increase in net written premiums was driven by the favorable market conditions for construction and economic expansion.

Net earned premiums increased $11.8, or 16.4%, in the first three months of 2007 compared with the same period in 2006. New business increased net earned premiums by $11.3 in the first quarter of 2007 compared with the same period in 2006.

UNDERWRITING RESULTS AND COMBINED RATIO

Our underwriting profit increased $11.5, and our combined ratio decreased 9.0 points in the three months ended March 31, 2007 compared with the same period in 2006 reflecting an $18.0 increase in favorable prior-year reserve development primarily related to better-than-expected loss experience in accident years 2003 and 2004. We continue to be disciplined in our underwriting and cost containment efforts in this line of business.

We expect the surety market to continue to be more competitive as the industry was very profitable in 2006 and results remained stable in the first quarter of 2007. As a result, we anticipate our growth rates will moderate in the remainder of 2007. We expect our loss experience in 2007 to be at more historical levels, versus the unusually low loss experience in 2006. Therefore, we expect our combined ratio to increase in 2007 compared with 2006.

P&C Other

THREE MONTHS ENDED MARCH 31,	2007	2006
Net Written Premiums	$3.0	$39.3
Net Earned Premiums	(0.3)	39.2
Underwriting Loss	(16.1)	(0.2)

Our P&C Other segment includes:

•	Runoff assumed reinsurance business

•	Large-commercial business accounts in runoff and specialty programs that we have exited, including asbestos and environmental results

•	Safeco Financial Institution Solutions (SFIS), our lender-placed property insurance business, which we sold on April 30, 2006

PREMIUMS

Net written premiums decreased $36.3, or 92.4%, in the first quarter of 2007 compared with the same period in 2006. Net earned premiums decreased $39.5, or 100.8%, in the three months ended March 31, 2007 compared with the same period in 2006. The decrease in the first quarter of 2007 compared with the same period in 2006 was due to the sale of SFIS. Net written premiums related to SFIS were $39.3 in the first three months of 2006 and net earned premiums were $39.3.

UNDERWRITING RESULTS

Our underwriting results decreased $15.9 in the first quarter of 2007 compared with the same period in 2006. Our underwriting results included $13.2 of unfavorable prior-year reserve development in the first three months of 2007 primarily due to assumed reinsurance treaties and general liability policies for religious institutions. In the first quarter of 2006, $0.5 of unfavorable prior-year reserve development was primarily driven by reserve increases in assumed reinsurance and asbestos and environmental, partially offset by favorable construction defects reserve development.

Our Corporate Results

THREE MONTHS ENDED MARCH 31,	2007	2006
Corporate Segment Results	$(18.9)	$(12.7)
Loss on Debt Repurchase	—	(1.4)
Net Realized Investment Gains (Losses) before Taxes	5.8	(2.0)

Loss before Income Taxes	$(13.1)	$(16.1)

In our Corporate segment, we include:

•	Interest expense on our debt

•	Miscellaneous corporate investment and other activities, including real estate holdings and transactions, loss on debt repurchase and contributions to Safeco Insurance Foundation

•	Our intercompany eliminations

Our interest expense was:

•	$24.2 in the three months ended March 31, 2007

•	$22.8 in the three months ended March 31, 2006

In February 2006, we repurchased $15.0 in principal amount of 8.072% Debentures. Including transaction costs, we reported a loss on debt repurchase of $1.4 pretax ($0.9 after tax) in the Consolidated Statements of Income.

Our Investment Results

Investment Portfolio

These tables summarize our investment portfolio at March 31, 2007 and December 31, 2006:

MARCH 31, 2007	COST OR AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	NET UNREALIZED GAINS (LOSSES)	CARRYING VALUE
P&C
Fixed Maturities – Taxable	$4,122.6	$76.1	$(24.0)	$52.1	$4,174.7
Fixed Maturities – Non-taxable	4,451.7	166.5	(5.6)	160.9	4,612.6
CORPORATE
Fixed Maturities – Taxable	274.1	2.5	(0.9)	1.6	275.7

Total Fixed Maturities	8,848.4	245.1	(30.5)	214.6	9,063.0
Marketable Equity Securities	1,053.5	508.6	(7.4)	501.2	1,554.7
Other Invested Assets	14.3	1.6	—	1.6	15.9

Total Investment Portfolio	$9,916.2	$755.3	$(37.9)	$717.4	$10,633.6

DECEMBER 31, 2006	COST OR AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	NET UNREALIZED GAINS (LOSSES)	CARRYING VALUE
P&C
Fixed Maturities – Taxable	$4,464.6	$72.0	$(35.2)	$36.8	$4,501.4
Fixed Maturities – Non-taxable	4,153.5	182.8	(2.8)	180.0	4,333.5
CORPORATE
Fixed Maturities – Taxable	283.5	1.9	(1.3)	0.6	284.1

Total Fixed Maturities	8,901.6	256.7	(39.3)	217.4	9,119.0
Marketable Equity Securities	1,018.4	514.3	(3.0)	511.3	1,529.7
Other Invested Assets	14.3	—	—	—	14.3

Total Investment Portfolio	$9,934.3	$771.0	$(42.3)	$728.7	$10,663.0

Investments in secured finance mortgage-backed securities and marketable equity securities in the biotechnology industry accounted for 11.9% and 10.9% of our total gross unrealized losses at March 31, 2007 and 17.6% and 2.0% of our total gross unrealized losses at December 31, 2006.

We reviewed all our investments with unrealized losses as of March 31, 2007. For all investments other than those for which we recognized an impairment charge, our evaluation determined that their declines in fair value were temporary and we have the intent and ability to hold these securities until they recover in value.

This table shows by maturity, the total amount of gross unrealized losses on fixed maturities and marketable equity securities at March 31, 2007:

MARCH 31, 2007	COST OR AMORTIZED COST	FAIR VALUE	COST IN EXCESS OF FAIR VALUE
Fixed Maturities
One Year or Less	$239.7	$239.0	$(0.7)
Over One Year through Five Years	938.4	925.6	(12.8)
Over Five Years through Ten Years	207.8	204.8	(3.0)
Over Ten Years	698.0	691.4	(6.6)
Mortgage-Backed Securities	584.1	576.7	(7.4)

Total Fixed Maturities	2,668.0	2,637.5	(30.5)
Total Marketable Equity Securities	124.5	117.1	(7.4)

Total	$2,792.5	$2,754.6	$(37.9)

Unrealized losses on our fixed maturities that have been in a loss position for more than a year at March 31, 2007 were $22.2, compared with $32.3 at December 31, 2006, reflecting changes in interest rates. There were no unrealized losses on our marketable equity securities that were in a loss position for more than a year at March 31, 2007 or December 31, 2006. Total unrealized losses were less than 1% of our total portfolio value at both March 31, 2007 and December 31, 2006.

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

These tables show our investment types and industries of our fixed maturities and marketable equity securities that exceed 3% of our portfolio at March 31, 2007 and December 31, 2006:

MARCH 31, 2007	CARRYING VALUE	PERCENT OF TOTAL
States and Political Subdivisions	$4,767.0	44.8%
Banks	824.8	7.8
U.S. Government and Agencies	774.4	7.3
Mortgage-Backed Securities	1,080.3	10.2
Other	3,171.2	29.8

Total Fixed Maturities and Marketable Equity Securities	10,617.7	99.9
Other Invested Assets	15.9	0.1

Total Investment Portfolio	$10,633.6	100.0%

DECEMBER 31, 2006	CARRYING VALUE	PERCENT OF TOTAL
States and Political Subdivisions	$4,511.7	42.3%
Banks	954.1	8.9
U.S. Government and Agencies	787.9	7.4
Mortgage-Backed Securities	1,169.6	11.0
Other	3,225.4	30.3

Total Fixed Maturities and Marketable Equity Securities	10,648.7	99.9
Other Invested Assets	14.3	0.1

Total Investment Portfolio	$10,663.0	100.0%

Investment Portfolio Quality

The quality ratings of our fixed maturities portfolio were:

RATING	PERCENT AT MARCH 31, 2007	PERCENT AT DECEMBER 31, 2006
AAA	55%	54%
AA	15	15
A	17	19
BBB	10	10

Subtotal	97	98
BB or lower	2	1
Not Rated	1	1

Total	100%	100%

Below Investment Grade and Other Securities – A security is considered below investment grade if it has a rating below BBB. Our consolidated investment portfolio included below investment grade fixed maturities with a fair value of:

•	$134.8 at March 31, 2007

•	$83.0 at December 31, 2006

As of March 31, 2007, these securities represented 1.5% of our total fixed maturities at fair value. As of December 31, 2006, these securities represented 0.9% of our total fixed maturities at fair value. The related amortized cost of the below investment grade fixed maturities was $130.3 at March 31, 2007 and $79.1 at December 31, 2006.

As of March 31, 2007, our below investment grade securities included gross unrealized investment gains of $4.7 and gross unrealized losses of $0.2. As of December 31, 2006, our below investment grade securities included gross unrealized investment gains of $4.1 and gross unrealized losses of $0.2.

Our investment portfolio as of March 31, 2007 also included $139.8 of non-publicly traded fixed maturities and marketable equity securities (representing 1.3% of our total portfolio) and $88.6 of not-rated fixed maturities (securities not rated by a national rating service) representing 0.8% of our total portfolio at March 31, 2007. Our investment portfolio as of December 31, 2006 included $144.2 of non-publicly traded fixed maturities and marketable equity securities (representing 1.4% of our total portfolio) and $87.4 of not-rated fixed maturities (securities not rated by a national rating service) representing 0.8% of our total portfolio at December 31, 2006.

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

Net Investment Income

This table summarizes our pretax net investment income by portfolio:

THREE MONTHS ENDED MARCH 31,	2007	2006
P&C	$121.1	$116.9
Corporate	6.1	7.8

Total Net Investment Income	$127.2	$124.7

Our annualized investment income yields were:

THREE MONTHS ENDED MARCH 31,	2007	2006
Pretax	5.0%	4.9%
After Tax	4.0%	3.7%

The increase in net investment income in the first three months of 2007 compared with the same period in 2006 was due to higher interest rates on new purchases of fixed income investments.

Our after-tax yields increased in the first quarter of 2007 compared with the same period in 2006 due to our increased investment in tax-exempt municipal bonds.

Net Realized Investment Gains and Losses

Pretax net realized investment gains (losses) by portfolio were:

THREE MONTHS ENDED MARCH 31,	2007	2006
P&C	$6.6	$16.9
Corporate	5.8	(2.0)

Total Pretax Net Realized Investment Gains	$12.4	$14.9

Pretax net realized investment gains and losses by component were:

THREE MONTHS ENDED MARCH 31,	2007	2006
Gross Gains on Fixed Maturities Transactions	$3.4	$4.8
Gross Losses on Fixed Maturities Transactions	(0.7)	(7.0)
Gross Gains on Marketable Equity Securities Transactions	8.6	30.4
Gross Losses on Marketable Equity Securities Transactions	(2.3)	(4.5)

Total Net Gains on Securities Transactions	9.0	23.7

Impairments on Fixed Maturities	(0.6)	(7.4)
Impairments on Marketable Equity Securities	(1.8)	(1.7)

Total Impairments	(2.4)	(9.1)

Other, Net	5.8	0.3

Total Pretax Net Realized Investment Gains	$12.4	$14.9

Net Gains on Securities Transactions

For the three months ended March 31, 2007, the fair value of fixed maturities and marketable equity securities that we sold at a loss was $157.7, compared with $388.1 in the same period in 2006.

Our total net realized investment loss on these sales for the three months ended March 31, 2007 was $2.8, compared with $10.7 in the same period in 2006. The securities sold at a loss during 2007 were due to the sale of non-performing securities to purchase tax-exempt bonds. The net realized investment losses in 2006 were primarily related to securities impaired in prior periods, securities that became impaired during the three-month period ended March 31, 2006, and sales of securities that had substantially recovered in value.

Impairments

We closely monitor every investment that has declined in fair value to below cost or amortized cost. If we determine that the decline is other-than-temporary, we write down the security to its fair value and report the charge as an impairment in Net Realized Investment Gains in the Consolidated Statements of Income in the period that we make this determination. More information about our process of estimating investment impairments can be found in the discussion of Application of Critical Accounting Estimates in the MD&A section of our 2006 Annual Report on Form 10-K.

In our impairment determination process, we consider our intent and ability to hold to maturity investments which decline in value. Our intent to hold the investment could change due to changes in the financial condition and near-term prospects of the issuer or significant changes in our cash needs as a result of a major catastrophe.

We continually monitor our investment portfolio and markets for opportunities to:

•	Manage credit quality

•	Reduce our exposure to companies and industries with credit problems

•	Manage call risk

Pretax investment impairments by portfolio were:

THREE MONTHS ENDED MARCH 31,	2007	2006
P&C
Fixed Maturities	$0.6	$6.3
Marketable Equity Securities	1.8	1.7

Corporate
Fixed Maturities	—	1.1

Total Pretax Investment Impairments	$2.4	$9.1

The decrease in impairments in the three months ended March 31, 2007 was due to the 2006 first quarter impairment on previously impaired equity securities and our review of our fixed maturities, pursuant to which we determined that some securities may not be held until they recover to full value.

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

We believe that cash flows from our operations, investment portfolio and bank credit facility are sufficient to meet our future liquidity needs. For more information about our financial abilities, see the Financial Strength Ratings section on page 42.

Sources of Our Funds

We get cash from insurance premiums, dividends from our subsidiaries, interest, sales or maturity of investments as well as debt and equity offerings.

We have not engaged in the sale of investments or other assets by securitization.

Our cash flow for the three months ended March 31, 2006 and 2007 was:

THREE MONTHS ENDED MARCH 31,	2007	2006
Cash and Cash Equivalents – Beginning of Period	$287.6	$556.3
Net Cash Provided by (Used in):
Operating Activities	38.5	84.6
Investing Activities	(3.0)	178.0
Financing Activities	(30.7)	(442.3)

Cash and Cash Equivalents – End of Period	$292.4	$376.6

The decrease in cash provided by operating activities in the three months ended March 31, 2007 compared with the same period in 2006 was primarily due to lower premiums received of $45.5.

The change in cash from investing activities in the three months ended March 31, 2007 compared with the same period in 2006 was a result of decreased sales in marketable equity securities as well as a decrease in our securities lending program.

The changes in cash from financing activities were a result of our first quarter 2006 share and debt repurchases described below.

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

In the first quarter of 2006, we used $270.2 to repurchase stock and debt.

Our Capital Structure

Capital resources protect our policyholders, provide us with financial strength and facilitate continued business growth. Our capital structure consists of debt and equity and was as follows:

	MARCH 31, 2007	DECEMBER 31, 2006
Total Debt	$1,250.0	$1,250.0

Equity Excluding Accumulated Other Comprehensive Income (AOCI)	3,608.9	3,443.7
AOCI	474.9	484.2

Total Shareholders’ Equity	4,083.8	3,927.9

Total Capitalization	$5,333.8	$5,177.9

Ratio of Debt to Equity	30.6%	31.8%
Ratio of Debt to Capitalization	23.4%	24.1%

Repurchases of Debt – In February 2006, we repurchased $15.0 in principal amount of 8.072% Debentures. Including transaction costs, we reported a loss on debt repurchase of $1.4 pretax ($0.9 after tax) in the Consolidated Statements of Income.

Share Repurchases – In November 2006, we repurchased 10.2 million shares, or approximately 8.8%, of our then outstanding common stock through an ASR program. The shares were purchased from a dealer at $58.75 per share, for an initial cost of $603.1. The ASR program requires that we pay the dealer a price adjustment equal to the difference between the share price at contract execution and the actual volume-weighted average price of our shares in the market during the program, subject to a cap on two-thirds of the shares. On March 23, 2007, we settled the price adjustment related to the capped portion of the shares and issued 537,163 shares to the dealer. In May 2007, the dealer will conclude the ASR program and we expect to settle the remainder of the price adjustment relating to the uncapped portion of the shares by issuing approximately 318,000 additional shares.

In January 2006, we repurchased 477,800 shares at an average price of $53.69 per share for a total cost of $25.7. During the first quarter of 2006, we repurchased 4,720,163 shares under Rule 10b5-1 trading plan at an average price of $51.79 per share for a total cost of $244.5. We completed the Rule 10b5-1 trading plan on April 3, 2006, repurchasing a total of 4,828,670 shares at an average price of $51.75 per share for a total cost of $250.0.

Approximately 4.8 million shares remain available for repurchase under board-approved repurchase programs.

On February 7, 2007, we declared a regular dividend of $0.30 per share on our common stock. The dividend was payable April 23, 2007 to shareholders of record on April 6, 2007.

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

The bank credit facility does not require us to maintain any deposits as compensating balances. As of March 31, 2007 and throughout the first quarter of 2007, we had no borrowings under the bank credit facility and we were in compliance with all its covenants.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements.

Financial Strength Ratings

Financial strength ratings provide a benchmark for comparing insurers. Higher ratings generally indicate greater financial strength and a stronger ability to pay claims.

Here are our current ratings:

	A.M. BEST	FITCH	MOODY’S	STANDARD & POORS
Safeco Corporation:
Senior Debt	bbb+	A-	Baa1	BBB+

Financial Strength:
P&C Subsidiaries	A	AA-	A1	A+

On March 6, 2007, Moody’s affirmed our ratings and revised its outlook to stable from positive.

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

Legal and Regulatory Considerations

The Florida legislature, in a special session in January 2007, enacted wide-ranging legislation in an attempt to mandate lower prices for property insurance in the state. The actual impact of the new law on our business is still unknown, as there are unresolved regulatory and legal issues. Among the issues still subject to regulatory action is the requirement that companies writing private passenger auto in Florida also write homeowners insurance there if they write it elsewhere in the United States. We write commercial insurance policies and personal auto policies in Florida. In 2005, we sought permission to discontinue our personal property business in the state, and we are complying with the regulator’s order dictating the terms of that run-off.

New Accounting Standards

A discussion of new accounting standards can be found in Note 1 to our Consolidated Financial Statements.

ITEM 4 – CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934 (the Exchange Act), under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d) of the Exchange Act, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated our internal control over financial reporting and determined that there were no changes that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On August 1, 2006, Emma Schwartzman, a shareholder, filed a derivative and direct complaint in federal court for the Western District of Washington, relating to the Executive Transition Services Agreement Safeco entered into with Mike McGavick, our former Chief Executive Officer. The complaint names as defendants certain current and former members of the Safeco Board and alleges the defendants breached their fiduciary duty by authorizing acts of corporate waste and ultra vires acts in the approval of that agreement. The complaint also claims that the Board caused Safeco to make false and misleading statements about that agreement in our 2006 Proxy Statement. The complaint is in part derivative in nature and does not seek monetary damages from us. Rather, it asks that the director defendants correct the statements made in the 2006 Proxy Statement. We have advanced, and will continue advancing throughout the pendency of this action, payment of legal fees and costs incurred by the defendants. We and the director defendants filed a motion to dismiss on October 31, 2006. On April 19, 2007, the district court granted a complete dismissal of the plaintiff’s claims. Plaintiff has 30 days in which to file an amended complaint.

On July 19, 2005, we received a shareholder demand letter asserting that our directors and certain former officers of Talbot Financial Corporation (Talbot) breached their duties owed to Safeco in connection with the sale of Talbot in July 2004. The letter demanded that we commence an action against the directors who approved the transaction and against the officers involved in the transaction. We formed a board committee comprised of directors not involved in the sale to review the matter. Following an investigation, the committee determined that the actions called for in the letter should not be undertaken. The shareholder, Nicholas Goldware, trustee of the Goldware Family Trust, subsequently filed a derivative complaint in King County Superior Court on March 14, 2006. The complaint names as defendants certain current and former members of our board of directors, unnamed members of the board of directors of our subsidiary, General America Corporation, and the Talbot officers. The complaint alleges the defendants breached fiduciary duties, that the Talbot officers were unjustly enriched, and that the director defendants participated in and facilitated a breach of fiduciary duties by the Talbot officers. The complaint is derivative in nature and does not seek monetary damages from us. However, we have advanced, and will continue advancing throughout the pendency of this action payment of legal fees and costs incurred by the defendants. A motion to dismiss was filed by us and the director defendants on June 21, 2006. Oral argument has been set for May 14, 2007.

In July 2004, the Roman Catholic Archdiocese of Portland filed for bankruptcy protection in the U.S. Bankruptcy Court for the District of Oregon. In connection with this bankruptcy, the Archdiocese listed insurance policies allegedly issued by our insurance subsidiaries as assets in such bankruptcy, and filed a lawsuit alleging that our insurance subsidiaries wrongfully denied coverage for claims alleging sexual misconduct by the Archdiocese. In December 2006, we executed a global settlement agreement, which was approved by the bankruptcy court on February 1, 2007 and paid in April 2007.

We do not believe that any such litigation will have a material adverse effect on our financial condition, operating results or liquidity.

ITEM 6 – EXHIBITS

31.1	Certification of Chief Executive Officer of Safeco Corporation dated May 1, 2007, in accordance with Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer of Safeco Corporation dated May 1, 2007, in accordance with Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer of Safeco Corporation dated May 1, 2007, in accordance with 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of Safeco Corporation, dated May 1, 2007, in accordance with 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Safeco Corporation and Subsidiaries

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 1, 2007.

Safeco Corporation
Registrant

/s/ Ross J. Kari
Ross J. Kari
Executive Vice President, Chief Financial Officer and Principal Accounting Officer