Form 10-Q
period 2007-06-30
SAFECO CORP
filed 2007-07-31
CIK 86104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended June 30, 2007

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

102,554,653 shares of common stock were outstanding at July 24, 2007.

Safeco Corporation and Subsidiaries

Safeco Corporation and Subsidiaries

Consolidated Statements of Income

(In millions, except per share amounts)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)
REVENUES
Net Earned Premiums	$1,394.0	$1,414.8	$2,761.0	$2,836.7
Net Investment Income	128.2	125.5	255.4	250.2
Net Realized Investment Gains (Losses)	17.4	(37.2)	29.8	(22.3)
Gain on Sales of Real Estate	—	32.8	—	32.8

Total Revenues	1,539.6	1,535.9	3,046.2	3,097.4

EXPENSES
Losses and Loss Adjustment Expenses	858.0	803.5	1,706.2	1,640.8
Amortization of Deferred Policy Acquisition Costs	231.3	227.4	467.5	463.5
Other Underwriting and Operating Expenses	167.8	193.4	311.9	352.3
Interest Expense	22.0	22.9	46.2	45.7
Restructuring and Asset Impairment Charges	1.5	1.1	1.8	2.0
Losses on Debt Repurchases	—	1.5	—	2.9

Total Expenses	1,280.6	1,249.8	2,533.6	2,507.2

Income before Income Taxes	259.0	286.1	512.6	590.2
Provision for Income Taxes	72.6	86.4	143.7	182.3

Net Income	$186.4	$199.7	$368.9	$407.9

NET INCOME PER SHARE OF COMMON STOCK
Net Income Per Share of Common Stock – Diluted	$1.75	$1.68	$3.46	$3.37
Net Income Per Share of Common Stock – Basic	$1.76	$1.69	$3.49	$3.39

DIVIDENDS DECLARED PER SHARE	$0.40	$0.30	$0.70	$0.55

See Condensed Notes to Consolidated Financial Statements.

Safeco Corporation and Subsidiaries

Consolidated Balance Sheets

(In millions)

	JUNE 30, 2007	DECEMBER 31, 2006
	(Unaudited)
ASSETS
Investments
Available-for-Sale Securities:
Fixed Maturities, at Fair Value (Cost or amortized cost: $8,429.5; $8,901.6)	$8,485.8	$9,119.0
Marketable Equity Securities, at Fair Value (Cost: $1,040.9; $1,018.4)	1,615.5	1,529.7
Other Invested Assets	30.4	14.3

Total Investments	10,131.7	10,663.0
Cash and Cash Equivalents	695.5	287.6
Accrued Investment Income	125.8	126.5
Premiums and Service Fees Receivable	1,136.5	1,085.6
Deferred Policy Acquisition Costs	412.9	383.9
Reinsurance Recoverables	449.2	429.9
Property and Equipment for Company Use (At cost less accumulated depreciation: $205.7; $211.9)	170.4	144.4
Current Income Taxes Recoverable	53.3	74.8
Net Deferred Income Tax Assets	130.1	143.7
Other Assets	125.9	114.6
Securities Lending Collateral	543.1	759.0

Total Assets	$13,974.4	$14,213.0

LIABILITIES AND SHAREHOLDERS’ EQUITY
Loss and Loss Adjustment Expense Reserves	$5,108.9	$5,171.4
Unearned Premiums	2,270.3	2,175.3
Debt	1,250.0	1,250.0
Other Liabilities	772.2	913.1
Securities Lending Payable	543.1	759.0

Total Liabilities	9,944.5	10,268.8

Commitments and Contingencies	—	—
Restricted Stock Rights	14.6	16.3

Preferred Stock, No Par Value
Shares Authorized: 10
Shares Issued and Outstanding: None	—	—
Common Stock, No Par Value
Shares Authorized: 300
Shares Reserved for Stock Awards: 4.4; 4.9
Shares Issued and Outstanding: 104.1; 105.3	—	3.2
Retained Earnings	3,598.4	3,440.5
Accumulated Other Comprehensive Income, Net of Taxes	416.9	484.2

Total Shareholders’ Equity	4,015.3	3,927.9

Total Liabilities and Shareholders’ Equity	$13,974.4	$14,213.0

See Condensed Notes to Consolidated Financial Statements.

Safeco Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(In millions)

SIX MONTHS ENDED JUNE 30,	2007	2006
	(Unaudited)
OPERATING ACTIVITIES
Insurance Premiums Received	$2,792.1	$2,858.0
Dividends and Interest Received	269.1	276.2
Losses and Loss Adjustment Expenses Paid	(1,708.1)	(1,794.3)
Underwriting, Acquisition and Other Operating Costs Paid	(973.1)	(906.3)
Interest Paid	(43.3)	(45.1)
Income Taxes Paid	(70.3)	(105.6)

Net Cash Provided by Operating Activities	266.4	282.9

INVESTING ACTIVITIES
Purchases of:
Fixed Maturities Available-for-Sale	(805.3)	(1,080.3)
Marketable Equity Securities Available-for-Sale	(133.8)	(339.8)
Property and Equipment for Company Use	(68.8)	(25.5)
Sales of:
Fixed Maturities Available-for-Sale	854.9	778.9
Marketable Equity Securities Available-for-Sale	122.2	244.4
Real Estate	2.1	212.6
Maturities and Calls of Fixed Maturities Available-for-Sale	377.6	470.3
Securities Lending Collateral Returned	215.9	122.0
Sale of Subsidiary, Net of Cash Sold	5.0	(42.2)
Other, Net	(0.5)	2.5

Net Cash Provided By Investing Activities	569.3	342.9

FINANCING ACTIVITIES
Dividends Paid to Shareholders	(63.8)	(60.7)
Stock Options Exercised	9.7	57.4
Securities Lending Collateral Paid	(215.9)	(122.0)
Common Shares Reacquired	(157.8)	(475.7)
Repurchase of Debt	—	(35.3)

Net Cash Used in Financing Activities	(427.8)	(636.3)

Net Increase (Decrease) in Cash and Cash Equivalents	407.9	(10.5)
Cash and Cash Equivalents at Beginning of Period	287.6	556.3

Cash and Cash Equivalents at End of Period	$695.5	$545.8

See Condensed Notes to Consolidated Financial Statements.

Safeco Corporation and Subsidiaries

Consolidated Statements of Cash Flows –

Reconciliation of Net Income to Net Cash Provided by Operating Activities

(In millions)

SIX MONTHS ENDED JUNE 30,	2007	2006
	(Unaudited)
Net Income	$368.9	$407.9

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Net Realized Investment (Gains) Losses	(29.8)	22.3
Amortization of Discount and Accretion of Premium on Fixed Maturities	13.4	21.8
Amortization, Depreciation and Impairments	27.7	24.6
Deferred Income Tax Provision	49.6	34.7
Gain on Sales of Real Estate	—	(32.8)
Other, Net	0.2	(4.0)
Changes in, Net of Dispositions :
Accrued Investment Income	0.7	3.4
Premiums and Service Fees Receivable	(50.9)	(30.8)
Current Income Taxes Recoverable	21.5	33.2
Deferred Policy Acquisition Costs	(29.0)	(4.7)
Loss and Loss Adjustment Expense Reserves	(62.5)	(159.1)
Unearned Premiums	95.0	44.2
Other Assets and Liabilities	(138.4)	(77.8)

Total Adjustments	(102.5)	(125.0)

Net Cash Provided by Operating Activities	$266.4	$282.9

As described in Note 1, we issued 866,685 shares to settle our accelerated share repurchase program in the six months ended June 30, 2007.

There were no other significant non-cash financing or investing activities in the six months ended June 30, 2007 or June 30, 2006.

See Condensed Notes to Consolidated Financial Statements.

Safeco Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity

(In millions, except share amounts)

SIX MONTHS ENDED JUNE 30,	2007	2006
	(Unaudited)
COMMON STOCK
Balance at Beginning of Period	$3.2	$434.8
Shares Issued for Options and Rights (Net of Taxes $2.6; $8.7)	12.3	64.1
Share-based Compensation	6.8	1.9
Reclassification of Share-Based Payments to Liabilities	—	(5.4)
Shares Reacquired	(22.3)	(475.7)

Balance at End of Period	—	19.7

RETAINED EARNINGS
Balance at Beginning of Period	3,440.5	3,333.0
Net Income	368.9	407.9
Dividends Declared	(74.8)	(65.4)
Shares Reacquired	(135.5)	—
Cumulative Effect of Adoption of FIN 48	(0.7)	—

Balance at End of Period	3,598.4	3,675.5

ACCUMULATED OTHER COMPREHENSIVE INCOME, NET OF TAXES
Balance at Beginning of Period	484.2	356.8
Other Comprehensive Loss	(67.3)	(107.2)

Balance at End of Period	416.9	249.6

SHAREHOLDERS’ EQUITY	$4,015.3	$3,944.8

SIX MONTHS ENDED JUNE 30,	2007	2006
	(Unaudited)
COMMON SHARES OUTSTANDING
Number of Shares Outstanding at Beginning of Period	105,341,791	123,584,593
Shares Issued for Accelerated Stock Repurchase Settlement	866,685	—
Shares Issued for Options and Rights	371,060	1,651,859
Shares Reacquired	(2,521,982)	(8,892,770)

Number of Shares Outstanding at End of Period	104,057,554	116,343,682

See Condensed Notes to Consolidated Financial Statements.

Safeco Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

(In millions)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)
Net Income	$186.4	$199.7	$368.9	$407.9
Other Comprehensive Loss, Net of Taxes:
Change in Unrealized Gains (Losses) on Available-for-Sale Securities	(43.8)	(73.9)	(44.4)	(122.2)
Reclassification Adjustment for Net Realized Investment (Gains) Losses Included in Net Income	(11.4)	24.8	(19.3)	15.0
Amortization of Pension and Other Postretirement Benefit Amounts	(1.8)	—	(3.6)	—
Derivative Qualifying as Cash Flow Hedge	(1.0)	—	—	—

Other Comprehensive Loss	(58.0)	(49.1)	(67.3)	(107.2)

Comprehensive Income	$128.4	$150.6	$301.6	$300.7

See Condensed Notes to Consolidated Financial Statements.

Safeco Corporation and Subsidiaries

Condensed Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in millions except share data, unless noted otherwise)

Note 1: Summary of Significant Accounting Policies

NATURE OF OPERATIONS

Safeco Corporation is a Washington corporation operating across the United States. We sell property and casualty insurance to drivers, homeowners and small- and mid-sized businesses. We also sell Surety bonds to contractors and businesses. We generate virtually all of our premiums from these activities.

Throughout our Consolidated Financial Statements, we refer to Safeco Corporation and its subsidiaries as “Safeco,” “we” and “our.” We refer to the property and casualty businesses as “Property & Casualty” and “P&C.” We refer to all other activities, primarily the financing of our business activities, as “Corporate.”

BASIS OF PRESENTATION

We have prepared our Consolidated Financial Statements in conformity with U.S. generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q. Certain financial information that is required in the annual financial statements prepared in conformity with GAAP may not be required for interim financial reporting purposes and has been condensed or omitted. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation of results for the interim periods have been included. Results for the six-month period ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

Our Consolidated Financial Statements and Condensed Notes to Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in our 2006 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Preparing our interim financial statements in conformity with GAAP requires us to make estimates and assumptions that may affect the amounts reported in our Consolidated Financial Statements and Condensed Notes to Consolidated Financial Statements. Actual results could differ from those estimates.

Our Consolidated Financial Statements include Safeco Corporation and its subsidiaries. We have eliminated all intercompany transactions and balances in our Consolidated Financial Statements.

We made certain reclassifications to prior-period amounts for consistency with our current-period presentation. These reclassifications did not affect shareholders’ equity or net income.

EARNINGS PER SHARE

We calculate basic earnings per share by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share include the weighted-average common shares outstanding during the period plus the weighted average of potential dilutive common shares outstanding during the period. Potential dilutive common shares include restricted stock rights and performance measure restricted stock rights (collectively, RSRs) and outstanding stock options, which are calculated using the treasury stock method. Potential dilutive common shares also include any shares used to settle or assumed to be used to settle our accelerated share repurchase program, which are calculated using the if-converted method. We have included the RSRs in our diluted earnings per share calculation. We do not consider our RSRs to be participating securities in calculating basic earnings per share even though dividends are paid on those awards prior to vesting.

For the three months ended June 30, 2007, we excluded 428,000 stock options and RSRs, and for the six months ended June 30, 2007, we excluded 536,000 stock options and RSRs from the dilutive earnings per share calculation because their inclusion would have been antidilutive. For the three months ended June 30, 2006, we excluded 260,000 stock options and RSRs from the dilutive earnings per share calculation and for the six months ended June 30, 2006, we excluded 255,000 stock options and RSRs.

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2007	2006	2007	2006
COMPUTATION OF NET INCOME PER SHARE
Net Income	$186.4	$199.7	$368.9	$407.9
Diluted:
Average Number of Common Shares Outstanding	105.8	118.4	105.7	120.3
Additional Common Shares Assumed Issued	0.5	0.6	0.8	0.7

Average Shares Outstanding – Diluted	106.3	119.0	106.5	121.0

Net Income Per Share – Diluted	$1.75	$1.68	$3.46	$3.37

Basic:
Average Number of Common Shares Outstanding	105.8	118.4	105.7	120.3

Net Income Per Share – Basic	$1.76	$1.69	$3.49	$3.39

SHARE–BASED COMPENSATION EXPENSE

Our share-based compensation expense was $3.8 ($2.5 after tax) for the three months ended June 30, 2007, and $8.1 ($5.3 after tax) for the six months ended June 30, 2007. Share-based compensation expense was $8.6 ($5.7 after tax) for the three months ended June 30, 2006 and $13.9 ($9.2 after tax) for the six months ended June 30, 2006. Stock options and RSRs granted in or after 2007 vest on a different schedule than those granted in prior years. Previously, the awards generally vested on a pro-rata basis over four years. Beginning in 2007, stock options cliff vest after three years and RSRs cliff vest after two years. We granted 48,836 RSRs and 313 stock options in the three months ended June 30, 2007, and 255,501 RSRs and 177,289 stock options in the six months ended June 30, 2007. We granted 63,944 RSRs and 9,770 stock options in the three months ended June 30, 2006 and 401,372 RSRs and 259,770 stock options in the six months ended June 30, 2006.

SECURITIES LENDING

We lend certain securities from our investment portfolio to other institutions for short periods of time. We receive initial collateral of 102% of the market value of any security we loan. The borrower deposits this collateral with a lending agent who invests the collateral to generate additional income according to our guidelines. The market value of the loaned securities is monitored on a daily basis. Additional collateral is added or refunded as the market value of the loaned securities fluctuates, maintaining a collateral value of 102% at all times. We maintain full ownership rights to the securities that we have loaned and accordingly the loaned securities are classified as Investments in our Consolidated Balance Sheets. We report the Securities Lending Collateral and the corresponding Securities Lending Payable on our Consolidated Balance Sheets as assets and liabilities, and in our Consolidated Statements of Cash Flows as investing activities and financing activities.

We had a market value of $471.9 of fixed maturities and $63.1 of marketable equity securities loaned at June 30, 2007. We had a market value of $578.1 of fixed maturities and $159.9 of marketable equity securities loaned at December 31, 2006.

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

It is expected that the amount of unrecognized tax benefits will change during the next 12 months. However, we do not expect the change to have a significant impact on our results of operations or financial position. We recognize interest accrued related to unrecognized tax benefits in the Provision for Income Taxes and penalties in Other Underwriting and Operating Expenses in our Consolidated Statements of Income. We had $7.1 accrued for interest and no liability for penalties as of January 1, 2007.

We are currently under a routine audit by the Internal Revenue Service (IRS) for calendar years 2004 and 2005. The Joint Committee of the IRS approved the routine audit for the calendar years 2002 and 2003, in July of 2007.

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

On May 4, 2007, we implemented a Rule 10b5-1 trading plan to purchase up to $250.0 of our outstanding common stock, and completed this trading plan on July 24, 2007. We purchased a total of 4.0 million shares under this plan, at an average price of $62.03 for a total cost of $250.0. On May 8, 2006, we implemented a Rule 10b5-1 trading plan to purchase up to $200.0 of our outstanding common stock, and completed this trading plan on June 27, 2006. In February 2006, we implemented a Rule 10b5-1 trading plan to purchase up to $250.0 of our outstanding common stock and completed the trading plan on April 3, 2006.

In November 2006, we repurchased 10.2 million shares, or approximately 8.8%, of our then outstanding common stock, through an ASR program. The ASR program required that we pay the dealer a price adjustment equal to the difference between the share price at contract execution and the actual volume-weighted average price of our shares in the market during the program, subject to a cap on two-thirds of the shares. On March 23, 2007, we settled the price adjustment related to the capped portion of the shares and on May 11, 2007, we settled the remainder of the price adjustment relating to the uncapped portion of the shares, in both cases issuing shares to settle.

We summarize our share repurchase activity for the six months ended June 30, 2007 and 2006 below:

Program	Number of Shares Purchased (Issued)	Average Price Paid Per Share	Total Cost
2006 Repurchases
January Share Repurchases	477,800	$53.69	$25.7
10b5-1, February 2006 Plan	4,828,670	51.75	250.0
10b5-1, May 2006 Plan	3,586,300	55.75	200.0

Total Repurchases thru June 30, 2006	8,892,770	$53.45	$475.7

2007 Repurchases
10b5-1, May 2007 Plan	2,521,982	$62.56	$157.8
Accelerated Share Repurchase Settlement	(866,685)	—	—

Total Repurchases thru June 30, 2007	1,655,297	$62.56	$157.8

DIVIDENDS

On May 2, 2007, we increased our quarterly dividend rate by 33%, for the year-to-date, to $0.40 per share, which we paid on July 23, 2007.

NEW ACCOUNTING STANDARDS

New accounting pronouncements that we have adopted or will adopt in the near future are as follows:

Statement of Financial Accounting Standards (SFAS) 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140” – Effective January 1, 2007, we adopted SFAS 155, which applies to certain types of hybrid financial instruments if acquired, issued, or subject to remeasurement after January 1, 2007. Adoption of this statement did not have a material impact on our financial condition or results of operations.

SFAS 157, “Fair Value Measurements” – In September 2006, the FASB issued SFAS 157, which establishes a framework for measuring fair value and requires expanded disclosure about the information used to measure fair value. The statement applies whenever other statements require, or permit, assets or liabilities to be measured at fair value. The statement does not expand the use of fair value in any new circumstances and is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We plan to adopt this statement as of January 1, 2008 and we do not expect the adoption of this statement to have a material impact on our financial condition or results of operations.

Financial Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes” – In June 2006, the FASB issued an interpretation of SFAS 109, “Accounting for Income Taxes,” to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted this interpretation on January 1, 2007 and the impact on our Consolidated Balance Sheets and Statements of Shareholders’ Equity was $0.7.

SFAS 159, “Fair Value Option for Financial Assets and Financial Liabilities” – In February 2007, the FASB issued SFAS 159, which permits entities to voluntarily choose to measure eligible items at fair value at specified election dates. The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, the statement specifies that entities report unrealized gains and losses at each subsequent reporting date. The statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We plan to adopt SFAS 159 on January 1, 2008. We do not expect the adoption of this statement to have a material impact on our financial condition or results of operations although we are in the process of evaluating the fair value option.

Emerging Issues Task Force (EITF) Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” – In June 2007, the EITF reached consensus on Issue No. 06-11, which requires that the tax benefit related to dividends paid on RSRs be recorded as an increase to equity, rather than a reduction in income tax expense. Issue No. 06-11 is effective for fiscal years beginning after December 15, 2007. We will adopt Issue No. 06-11 as of January 1, 2008, and the impact on our financial condition and results of operations is not expected to be material.

Note 2: Investments

FIXED MATURITIES AND MARKETABLE EQUITY SECURITIES

The following tables summarize our fixed maturities and marketable equity securities:

JUNE 30, 2007	COST OR AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	NET UNREALIZED GAINS (LOSSES)	FAIR VALUE
Fixed Maturities:
U.S. Government and Agencies	$690.8	$13.8	$(4.9)	$8.9	$699.7
States and Political Subdivisions	4,611.2	107.8	(54.7)	53.1	4,664.3
Foreign Governments	29.5	5.5	(0.1)	5.4	34.9

Corporate Securities:
Banks	435.2	4.5	(3.8)	0.7	435.9
Utilities	194.6	1.0	(2.8)	(1.8)	192.8
Diversified Financial Services	189.5	2.2	(2.4)	(0.2)	189.3
Other	1,302.2	14.2	(16.6)	(2.4)	1,299.8

Total Corporate Securities	2,121.5	21.9	(25.6)	(3.7)	2,117.8
Mortgage-Backed Securities	976.5	4.9	(12.3)	(7.4)	969.1

Total Fixed Maturities	8,429.5	153.9	(97.6)	56.3	8,485.8
Marketable Equity Securities	1,040.9	585.6	(11.0)	574.6	1,615.5

Total	$9,470.4	$739.5	$(108.6)	$630.9	$10,101.3

DECEMBER 31, 2006	COST OR AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	NET UNREALIZED GAINS (LOSSES)	FAIR VALUE
Fixed Maturities:
U.S. Government and Agencies	$751.6	$23.1	$(2.6)	$20.5	$772.1
States and Political Subdivisions	4,332.2	184.2	(4.7)	179.5	4,511.7
Foreign Governments	35.9	5.4	(0.2)	5.2	41.1

Corporate Securities:
Banks	655.3	6.9	(3.7)	3.2	658.5
Utilities	246.1	1.4	(2.6)	(1.2)	244.9
Diversified Financial Services	212.0	3.1	(1.6)	1.5	213.5
Other	1,498.4	21.8	(12.6)	9.2	1,507.6

Total Corporate Securities	2,611.8	33.2	(20.5)	12.7	2,624.5
Mortgage-Backed Securities	1,170.1	10.8	(11.3)	(0.5)	1,169.6

Total Fixed Maturities	8,901.6	256.7	(39.3)	217.4	9,119.0
Marketable Equity Securities	1,018.4	514.3	(3.0)	511.3	1,529.7

Total	$9,920.0	$771.0	$(42.3)	$728.7	$10,648.7

The following table illustrates the gross unrealized losses and fair values for our investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2007:

	LESS THAN 12 MONTHS		12 MONTHS OR MORE		TOTAL
DESCRIPTION OF SECURITIES	FAIR VALUE	UNREALIZED LOSSES	FAIR VALUE	UNREALIZED LOSSES	FAIR VALUE	UNREALIZED LOSSES
Fixed Maturities:
U.S. Government and Agencies	$184.6	$(3.2)	$49.4	$(1.7)	$234.0	$(4.9)
States and Political Subdivisions	2,245.3	(52.1)	109.4	(2.6)	2,354.7	(54.7)
Foreign Governments	4.9	(0.1)	—	—	4.9	(0.1)
Corporate Securities	619.2	(8.9)	753.9	(16.7)	1,373.1	(25.6)
Mortgage-Backed Securities	245.6	(3.6)	463.0	(8.7)	708.6	(12.3)

Total Fixed Maturities	3,299.6	(67.9)	1,375.7	(29.7)	4,675.3	(97.6)
Marketable Equity Securities	110.9	(11.0)	—	—	110.9	(11.0)

Total	$3,410.5	$(78.9)	$1,375.7	$(29.7)	$4,786.2	$(108.6)

We reviewed all our investments with unrealized losses as of June 30, 2007. For all investments other than those for which we recognized an impairment charge, our evaluation determined that their declines in fair value were temporary, and we have the intent and ability to hold these securities until they recover in value. In our review, we considered:

•	How long and by how much the fair value of the security has been below its cost or amortized cost

•	The current financial condition and future prospects of the issuer of the security, including any specific events that may affect its operations or earnings potential

•	Our intent and ability to keep the security long enough for us to recover its value

•	Any downgrades of the security by a rating agency

•	Any reduction or elimination of dividends or non-payment of scheduled interest payments

NET INVESTMENT INCOME

The following table summarizes our net investment income:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2007	2006	2007	2006
Interest on Fixed Maturities:
Taxable	$60.4	$73.6	$124.7	$149.9
Non-Taxable	53.8	40.6	106.9	76.7
Dividends:
Marketable Equity Securities	7.8	7.2	15.3	15.0
Redeemable Preferred Stock	1.5	0.6	2.9	1.5
Other	6.5	5.2	9.2	10.7

Total Investment Income	130.0	127.2	259.0	253.8
Investment Expenses	(1.8)	(1.7)	(3.6)	(3.6)

Net Investment Income	$128.2	$125.5	$255.4	$250.2

NET REALIZED INVESTMENT GAINS (LOSSES)

The following table summarizes our net realized investment gains (losses):

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2007	2006	2007	2006
Net Realized Investment Gains (Losses) from:
Fixed Maturities	$0.8	$(36.4)	$2.9	$(46.0)
Marketable Equity Securities	6.4	5.1	10.9	29.3
Other	10.2	(5.9)	16.0	(5.6)

Net Realized Investment Gains (Losses)	$17.4	$(37.2)	$29.8	$(22.3)

In June 2007, we terminated an interest rate swap derivative which was designated as a cash flow hedge and received cash proceeds of $10.4 which represented the fair market value of the contract on the termination date. Upon termination, we recognized a $10.2 gain as the forecasted cash flows are probable of not occurring by the original dates specified or within two months of those dates.

The following tables summarize the proceeds from sales of our investments and components of the related gains (losses) before taxes:

THREE MONTHS ENDED JUNE 30, 2007	FIXED MATURITIES AVAILABLE- FOR-SALE	MARKETABLE EQUITY SECURITIES	OTHER	TOTAL
Proceeds from Sales	$399.1	$55.2	$11.6	$465.9

Gross Realized Investment Gains	2.0	6.4	—	8.4
Gross Realized Investment Losses	(1.4)	—	—	(1.4)

Net Realized Investment Gains from Sales	0.6	6.4	—	7.0
Impairments	(2.9)	—	—	(2.9)
Other, Including Gains on Calls and Redemptions	3.1	—	10.2	13.3

Net Realized Investment Gains	$0.8	$6.4	$10.2	$17.4

THREE MONTHS ENDED JUNE 30, 2006	FIXED MATURITIES AVAILABLE- FOR-SALE	MARKETABLE EQUITY SECURITIES	OTHER	TOTAL
Proceeds from Sales	$443.2	$43.2	$11.0	$497.4

Gross Realized Investment Gains	2.2	6.9	—	9.1
Gross Realized Investment Losses	(1.8)	(0.3)	—	(2.1)

Net Realized Investment Gains from Sales	0.4	6.6	—	7.0
Impairments	(38.7)	(1.5)	—	(40.2)
Other, Including Gains on Calls and Redemptions	1.9	—	(5.9)	(4.0)

Net Realized Investment Gains (Losses)	$(36.4)	$5.1	$(5.9)	$(37.2)

SIX MONTHS ENDED JUNE 30, 2007	FIXED MATURITIES AVAILABLE- FOR-SALE	MARKETABLE EQUITY SECURITIES	OTHER	TOTAL
Proceeds from Sales	$854.9	$122.2	$21.0	$998.1

Gross Realized Investment Gains	4.1	15.0	—	19.1
Gross Realized Investment Losses	(1.9)	(2.3)	—	(4.2)

Net Realized Investment Gains from Sales	2.2	12.7	—	14.9
Impairments	(3.5)	(1.8)	—	(5.3)
Other, Including Gains on Calls and Redemptions	4.2	—	16.0	20.2

Net Realized Investment Gains	$2.9	$10.9	$16.0	$29.8

SIX MONTHS ENDED JUNE 30, 2006	FIXED MATURITIES AVAILABLE- FOR-SALE	MARKETABLE EQUITY SECURITIES	OTHER	TOTAL
Proceeds from Sales	$778.9	$244.4	$11.3	$1,034.6

Gross Realized Investment Gains	4.5	37.3	—	41.8
Gross Realized Investment Losses	(8.0)	(4.8)	—	(12.8)

Net Realized Investment (Losses) Gains from Sales	(3.5)	32.5	—	29.0
Impairments	(46.1)	(3.2)	—	(49.3)
Other, Including Gains on Calls and Redemptions	3.6	—	(5.6)	(2.0)

Net Realized Investment Gains (Losses)	$(46.0)	$29.3	$(5.6)	$(22.3)

Note 3: Loss and LAE Reserves

The following table analyzes the changes in our loss and loss adjustment expense (LAE) reserves for the six months ended June 30, 2007 and 2006. We report changes in estimated reserves in the Consolidated Statements of Income in the period we make the change:

SIX MONTHS ENDED JUNE 30,	2007	2006
Loss and LAE Reserves at Beginning of Period	$5,171.4	$5,358.2
Less Reinsurance Recoverables on Unpaid Losses, Net of Allowance	415.0	420.1

Net Balance at Beginning of Period	4,756.4	4,938.1

Incurred Loss and LAE for Claims Occurring During:
Current Year	1,754.2	1,719.3
Prior Years	(48.0)	(78.5)

Total Incurred Loss and LAE	1,706.2	1,640.8

Loss and LAE Payments for Claims Occurring During:
Current Year	763.9	820.7
Prior Years	1,007.8	978.4

Total Loss and LAE Payments	1,771.7	1,799.1

Net Balance at End of Period	4,690.9	4,779.8
Plus Reinsurance Recoverables on Unpaid Losses, Net of Allowance	418.0	419.3

Loss and LAE Reserves at End of Period	$5,108.9	$5,199.1

In the first six months of 2007, we reduced our estimates for prior years’ loss and LAE reserves by $48.0. This total decrease included:

•	$22.8 reduction in Surety reserves due to a lower-than-expected number of claims

•	$12.9 reduction in catastrophe-related personal property reserves, reflecting decreases in severity estimates primarily related to hurricanes that occurred in 2005

•	$11.5 increase in asbestos reserves related to our participation in reinsurance pools

•	$10.2 reduction in workers’ compensation reserves due to lower-than-expected severity

•	A net reduction of $13.6 in a number of our lines due to emerging claim trends and related loss data, including unallocated LAE

In the first six months of 2006, we reduced our estimates for prior years’ loss and LAE reserves by $78.5. This total decrease included:

•	$46.4 reduction in personal auto reserves, reflecting decreases in severity estimates primarily for prior accident years in our liability lines

•	$26.1 reduction in commercial multi-peril reserves and general liability reserves other than asbestos, environmental and construction defects, due to lower-than-expected number of claims

•	$12.9 reduction in commercial umbrella due to lower-than-expected number of claims

•	A net increase of $6.9 in a number of our lines due to emerging claim trends and related loss data, including unallocated LAE

Note 4: Reinsurance

Our reinsurance recoverables are composed of the following amounts:

	JUNE 30, 2007	DECEMBER 31, 2006
Reinsurance Recoverables on:
Unpaid Loss and LAE Reserves	$432.8	$427.9
Paid Losses and LAE	31.2	14.9
Allowance for Uncollectible Reinsurance	(14.8)	(12.9)

Total	$449.2	$429.9

The effects of reinsurance on our earned premiums were as follows:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2007	2006	2007	2006
Direct	$1,454.3	$1,423.5	$2,879.1	$2,838.9
Ceded	(91.4)	(44.1)	(179.3)	(73.8)
Assumed	31.1	35.4	61.2	71.6

Net Earned Premiums	$1,394.0	$1,414.8	$2,761.0	$2,836.7

Assumed to Net	2.2%	2.5%	2.2%	2.5%

Reinsurance premiums ceded on a written basis are approximately equal to the ceded earned premiums disclosed above.

In connection with the sale of Safeco Financial Institution Solutions (SFIS) in 2006, we entered into a reinsurance agreement under which we ceded 100% of our lender-placed property insurance business. SFIS generated $58.0 of ceded premiums in the three months ended June 30, 2007 and $113.9 in the six months ended June 30, 2007. SFIS generated $16.1 of ceded premiums in the three and six months ended June 30, 2006.

Note 5: Debt

The following table shows the total principal amount, current and long-term portions, interest rates and maturities of our debt:

	JUNE 30, 2007			DECEMBER 31, 2006
	TOTAL	CURRENT	LONG-TERM	TOTAL	CURRENT	LONG-TERM
6.875% Notes due 2007	$197.3	$197.3	$—	$197.3	$197.3	$—
4.200% Notes due 2008	200.0	200.0	—	200.0	—	200.0
4.875% Notes due 2010	300.0	—	300.0	300.0	—	300.0
7.250% Notes due 2012	204.1	—	204.1	204.1	—	204.1
8.072% Debentures due 2037	348.6	—	348.6	348.6	—	348.6

Total Debt	$1,250.0	$397.3	$852.7	$1,250.0	$197.3	$1,052.7

In connection with the issuance of Capital Securities in 1997, Safeco issued $876.3 in principal amount of debentures to Safeco Capital Trust. The Capital Securities were mandatorily redeemable on July 15, 2037, the same date the debentures were due. The Capital Securities could be redeemed, contemporaneously with the debentures, beginning in July 2007, at a price of 104% of principal, with the call premium graded down to zero in 2017. Our obligations under the debentures and related agreements, taken together, constituted a full and unconditional guarantee of payments due on the Capital Securities.

In July 2007 we redeemed the $322.3 remaining balance of our Debentures for $336.4. The Debentures were redeemed at a price of 104% of principal, and we incurred a pretax expense of $14.1 for the redemption premium. We also retired our $26.3 Capital Trust equity investment, which was reported as debt on our Consolidated Balance Sheets. In addition, we paid $197.3 for our 6.875% senior notes which matured on July 15, 2007.

We maintain a bank credit facility with $300.0 available, which expires March 2010. The terms of the bank credit facility require us to pay a fee to have these funds available, maintain a specified minimum level of shareholders’ equity and keep our debt-to-capitalization ratio below a specified maximum. This facility does not require us to maintain any deposits as compensating balances. At June 30, 2007, we had no borrowings under the bank credit facility, and we were in compliance with all its covenants.

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

Our components of other comprehensive income or loss were:

SIX MONTHS ENDED JUNE 30,	2007			2006
	PRETAX	TAXES	AFTER TAX	PRETAX	TAXES	AFTER TAX
Change in Net Unrealized Gains and Losses on Investment Securities	$(68.0)	$23.6	$(44.4)	$(187.2)	$65.0	$(122.2)
Reclassification Adjustment for Net Realized Investment (Gains) Losses Included in Net Income	(29.8)	10.5	(19.3)	22.3	(7.3)	15.0
Amortization of Pension and Other Postretirement Benefit Amounts	(5.5)	1.9	(3.6)	—	—	—

Other Comprehensive Income (Loss)	$(103.3)	$36.0	$(67.3)	$(164.9)	$57.7	$(107.2)

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

On January 16, 2007, the United States Supreme Court heard oral argument in Burr v. Safeco. At issue was the Ninth Circuit Court of Appeal’s decision in the case. The underlying lawsuit, which was brought in October 2001 on behalf of a putative class of policyholders and sought statutory damages, alleged that we willfully violated the Fair Credit Reporting Act (“FCRA”) by failing to send appropriate notices to new customers whose initial rates were higher than they would have been had the customer had a more favorable credit report. The District Court for the District of Oregon granted summary judgment for us, holding that FCRA’s adverse action notice requirement did not apply to the rate first charged for an initial policy of insurance. The Ninth Circuit reversed the district court, holding that the adverse action notice requirement applies to new business and that our failure to send appropriate notices constituted a willful violation of FCRA. On June 4, 2007, the United States Supreme Court reversed the Ninth Circuit’s decision and ruled that Safeco had not acted to willfully violate FCRA.

On August 1, 2006, Emma Schwartzman, a shareholder, filed a derivative and direct complaint in federal court for the Western District of Washington, relating to the Executive Transition Services Agreement Safeco entered into with Mike McGavick, our former Chief Executive Officer. The complaint named as defendants certain current and former members of the Safeco Board and alleged the defendants breached their fiduciary duty by authorizing acts of corporate waste and ultra vires acts in the approval of that agreement. The complaint also claimed that the Board caused Safeco to make false and misleading statements about that agreement in our 2006 Proxy Statement. The complaint was in part derivative in nature and did not seek monetary damages from us. Rather, it asked that the director defendants correct the statements made in the 2006 Proxy Statement. We advanced payment of legal fees and costs incurred by the defendants. We and the director defendants filed a motion to dismiss on October 31, 2006. On April 19, 2007, the district court granted a complete dismissal of the plaintiff’s claims. Plaintiff failed to file an amended complaint within the time allowed, so the case is concluded.

On July 19, 2005, we received a shareholder demand letter asserting that our directors and certain former officers of Talbot Financial Corporation (Talbot) breached their duties owed to Safeco in connection with the sale of Talbot in July 2004. The letter demanded that we commence an action against the directors who approved the transaction and against the officers involved in the transaction. We formed a board committee comprised of directors not involved in the sale to review the matter. Following an investigation, the committee determined that the actions called for in the letter should not be undertaken. The shareholder, Nicholas Goldware, trustee of the Goldware Family Trust, subsequently filed a derivative complaint in King County Superior Court on March 14, 2006. The complaint named as defendants certain current and former members of our board of directors, unnamed members of the board of directors of our subsidiary, General America Corporation, and the Talbot officers. The complaint alleged the defendants breached fiduciary duties, that the Talbot officers were unjustly enriched, and that the director defendants participated in and facilitated a breach of fiduciary duties by the Talbot officers. The complaint was derivative in nature and did not seek monetary damages from us. However, we have advanced, and will continue advancing throughout the pendency of this action, payment of legal fees and costs incurred by the defendants. A motion to dismiss was filed by us and the director defendants on June 21, 2006. On May 14, 2007, the judge heard argument and dismissed the plaintiff’s claims finding that Goldware had not pled sufficient facts in support of his claims. The dismissal was without prejudice, so the plaintiff can pursue his claim if he is able to file a complaint with allegations that meet the legal standard.

We do not believe that the foregoing cases or other pending litigation will have a material adverse effect on our financial condition, operating results or liquidity.

Note 8: Restructuring and Asset Impairment Charges

In 2006, we implemented an organizational design initiative intended to make us a more nimble and efficient competitor. This initiative included reducing the number of organizational layers and increasing the average span of management control, in order to streamline decision making and give employees greater authority to take action quickly. As a result of this and other organizational design changes, approximately 250 positions were eliminated. We also incurred asset impairment charges in connection with our real estate consolidation efforts. We evaluate long-lived assets, such as furniture and equipment, for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. When net proceeds expected from the disposition of an asset are less than the carrying value of the asset, we reduce the carrying amount of the asset to its estimated fair value and recognize an impairment loss in our Consolidated Statements of Income.

Restructuring and asset impairment charges are allocated to our reportable segments in accordance with SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” and SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Costs that do not meet the criteria for accrual are expensed as restructuring charges when we incur them.

Total estimated costs we expect to incur in connection with the restructuring and asset impairment, including costs incurred in the three and six months ended June 30, 2007 and the year ended December 31, 2006, are as follows:

		COSTS INCURRED
	TOTAL EXPECTED COSTS	YEAR ENDED DECEMBER 31, 2006	THREE MONTHS ENDED JUNE 30, 2007	SIX MONTHS ENDED JUNE 30, 2007
Employee Termination Benefits	$12.2	$10.7	$1.4	$1.5
Asset Impairment	11.9	11.7	—	—
Lease Termination and Other Costs	1.9	1.2	0.1	0.3

Total	$26.0	$23.6	$1.5	$1.8

These costs are allocated to reportable segments as follows:

		COSTS INCURRED
	TOTAL EXPECTED COSTS	YEAR ENDED DECEMBER 31, 2006	THREE MONTHS ENDED JUNE 30, 2007	SIX MONTHS ENDED JUNE 30, 2007
Safeco Personal Insurance (SPI)
Auto	$12.5	$11.4	$0.7	$0.9
Property	4.2	3.8	0.3	0.3
Specialty	0.5	0.5	—	—

Total SPI	17.2	15.7	1.0	1.2

Safeco Business Insurance (SBI)
SBI Regular	5.8	5.2	0.3	0.4
SBI Special Accounts Facility	1.2	1.1	0.1	0.1

Total SBI	7.0	6.3	0.4	0.5
Surety	1.4	1.3	0.1	0.1
Other	0.4	0.3	—	—

Total	$26.0	$23.6	$1.5	$1.8

We expect these charges will be complete by December 31, 2007.

Activity related to restructuring and asset impairment accruals as of June 30, 2007 was as follows:

	ACCRUAL AT DECEMBER 31, 2006	COSTS INCURRED	AMOUNTS PAID	ACCRUAL AT JUNE 30, 2007
Employee Termination Benefits	$3.8	$1.5	$4.3	$1.0
Lease Termination and Other Costs	0.1	0.3	0.4	—

Total	$3.9	$1.8	$4.7	$1.0

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

SBI

SBI offers business owner policies, commercial auto, commercial multi-peril, workers compensation, commercial property and general liability policies. SBI’s operations are organized around two reportable segments: SBI Regular and SBI Special Accounts Facility.

SBI Regular – SBI Regular is our core commercial segment, writing a variety of commercial insurance products for small- to mid-sized businesses (those with annual premiums of $0.2 or less). Our principal business insurance products include business owner policies, commercial auto, commercial multi-peril, workers compensation, commercial property and general liability insurance.

SBI Special Accounts Facility – SBI Special Accounts Facility writes large-commercial accounts (those with annual premiums of more than $0.2) for our key agents and brokers who sell our core commercial products. We also write three specialty commercial insurance programs, which provide agents’ errors and omissions insurance (predominantly for our agents), property and liability insurance for mini-storage and warehouse properties, and property, liability and professional insurance for non-profit social service organizations.

SURETY

We offer surety bonds primarily for construction and commercial businesses.

P&C OTHER

P&C Other includes runoff of assumed reinsurance and large-commercial business accounts in runoff, asbestos and environmental results and other business and programs that we have exited, including SFIS.

CORPORATE

The Corporate segment includes certain transactions such as the interest expense we pay on our debt, debt repurchases, miscellaneous corporate investment income, intercompany eliminations, real estate holdings, contributions to Safeco Insurance Foundation and other corporate activities that are not allocated to individual reportable segments.

OUR RESULTS

Our management measures P&C segment profit or loss based on underwriting profit or loss and combined ratios. Underwriting profit or loss is calculated by subtracting our losses from claims, LAE and underwriting expenses from our net earned premiums on a pretax basis. The combined ratio is calculated by dividing our losses, LAE and underwriting expenses by our net earned premiums. Management views underwriting profit or loss and combined ratios as critical measures to assess the effectiveness of our underwriting activities.

Underwriting profit or loss and combined ratios are not a substitute for net income determined in conformity with GAAP.

The following tables present selected financial information by segment and reconcile segment revenues, underwriting and operating results to amounts reported in our Consolidated Statements of Income:

REVENUES

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2007	2006	2007	2006
Net Earned Premiums
SPI
Auto	$657.0	$684.0	$1,307.7	$1,370.0
Property	232.8	226.8	459.5	449.7
Specialty	28.7	25.9	55.9	50.7

Total SPI	918.5	936.7	1,823.1	1,870.4

SBI
SBI Regular	322.4	310.4	636.2	619.5
SBI Special Accounts Facility	66.0	67.2	131.3	135.3

Total SBI	388.4	377.6	767.5	754.8

Surety	85.8	70.6	169.4	142.4
P&C Other	1.3	29.9	1.0	69.1

Total Net Earned Premiums	1,394.0	1,414.8	2,761.0	2,836.7
P&C Net Investment Income	120.1	117.8	241.2	234.7

Total P&C Revenues	1,514.1	1,532.6	3,002.2	3,071.4
Corporate Net Investment Income	8.1	7.7	14.2	15.5
Gain on Sales of Real Estate	—	32.8	—	32.8
Net Realized Investment Gains (Losses)	17.4	(37.2)	29.8	(22.3)

Total	$1,539.6	$1,535.9	$3,046.2	$3,097.4

PRETAX UNDERWRITING PROFIT AND NET INCOME

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2007	2006	2007	2006
Underwriting Profit (Loss)
SPI
Auto	$17.3	$62.0	$34.5	$115.5
Property	37.1	32.3	81.9	78.5
Specialty	5.3	7.3	14.0	18.5

Total SPI	59.7	101.6	130.4	212.5

SBI
SBI Regular	31.8	58.9	67.6	97.0
SBI Special Accounts Facility	20.1	23.7	33.2	37.9

Total SBI	51.9	82.6	100.8	134.9

Surety	37.3	22.0	73.1	46.3
P&C Other	(5.2)	(16.9)	(21.3)	(17.1)

Total Underwriting Profit	143.7	189.3	283.0	376.6
P&C Net Investment Income	120.1	117.8	241.2	234.7
Restructuring and Asset Impairment Charges	(1.5)	(1.1)	(1.8)	(2.0)
P&C Net Realized Investment Gains (Losses)	7.6	(25.7)	14.2	(8.8)

Total P&C	269.9	280.3	536.6	600.5
Corporate	(20.7)	(14.0)	(39.6)	(26.7)
Gain on Sales of Real Estate	—	32.8	—	32.8
Losses on Debt Repurchases	—	(1.5)	—	(2.9)
Corporate Net Realized Investment Gains (Losses)	9.8	(11.5)	15.6	(13.5)

Income before Income Taxes	259.0	286.1	512.6	590.2
Provision for Income Taxes	72.6	86.4	143.7	182.3

Net Income	$186.4	$199.7	$368.9	$407.9

COMBINED RATIOS +

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2007	2006	2007	2006
SPI
Auto	97.4%	90.9%	97.4%	91.6%
Property	84.0	85.8	82.2	82.5
Specialty	81.6	72.1	74.9	63.6

Total SPI	93.5	89.2	92.8	88.6

SBI
SBI Regular	90.2	81.0	89.4	84.3
SBI Special Accounts Facility	69.5	64.8	74.7	72.1

Total SBI	86.6	78.1	86.9	82.1

Surety	56.4	68.8	56.8	67.5
P&C Other	*	*	*	*

Total Combined Ratio	89.7%	86.7%	89.8%	86.8%

+	Combined ratios are GAAP basis. Expressed as a percentage, they are equal to losses and expenses divided by net earned premiums.
*	Not meaningful because this is runoff business with declining premium.

Note 10: Subsequent Events

CONTRIBUTION TO SAFECO INSURANCE FOUNDATION

On July 11, 2007 our board of directors approved a non-recourse, non-refundable contribution to the Safeco Insurance Foundation, a separate 501(c)3 endowment fund, of appreciated equity securities with a fair value of $60.0 and a book value of $2.1. The contribution was funded on July 27, 2007. We estimate the after-tax impact to be $18.9.

DIVIDEND RESTRICTIONS AND STATUTORY FINANCIAL INFORMATION

Our insurance subsidiaries pay dividends to Safeco Corporation. We then use that money to pay dividends to our shareholders, repurchase common stock, as well as to make principal and interest payments on our debt. Individual states limit the amount of dividends that our subsidiaries domiciled in those states can pay Safeco Corporation. Exceeding such limits would require prior regulatory approval. We have requested and received approval from state regulators for special dividends totaling $700.0 to be paid by our insurance subsidiaries to Safeco Corporation on August 15, 2007.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollar amounts in millions, except for ratios and share amounts, unless noted otherwise)

This discussion should be read with the Consolidated Financial Statements and Condensed Notes to Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q and our 2006 Annual Report on Form 10-K filed with the Securities and Exchange Commission. Certain reclassifications have been made to prior-period financial information for consistency with the current-period presentation.

Forward-Looking Information

Forward-looking information contained in this report is subject to risk and uncertainty.

We have made forward-looking statements in this report, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations. We have tried, wherever possible, to identify such statements by using words such as “will,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “target,” “forecast” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance or business plans and prospects. We believe it is important to communicate our expectations to investors. However, there may be events in the future we are not able to predict accurately or that we do not fully control, which could cause actual results to differ materially from those expressed or implied by our forward-looking statements, including changes in general economic and business conditions, changes in the insurance industry and changes in our business strategies. Investors should bear this in mind as they consider forward-looking statements. Additional information on factors that may impact our forward-looking statements is included in Item 1A “Risk Factors” of our 2006 Annual Report on Form 10-K.

We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our Forms 10-Q, 8-K and 10-K reports to the Securities and Exchange Commission.

Summary

We are a property and casualty (P&C) insurance company with headquarters in Seattle, Washington. We sell insurance to drivers, homeowners, renters and owners and operators of small- and mid-sized businesses. We also sell Surety bonds to contractors and businesses. Our business helps people protect what they value and deal with the unexpected. Our revenues come from the premiums we earn on the insurance policies we write and the income we earn from our investment of premium dollars.

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

The following table shows the trends in these key measures:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2007	2006	2007	2006
Combined Ratio	89.7%	86.7%	89.8%	86.8%
Net Income per Diluted Share	$1.75	$1.68	$3.46	$3.37
Net Return on Equity	18.4%	20.1%	18.6%	20.2%
Total Revenues	$1,539.6	$1,535.9	$3,046.2	$3,097.4
PIF per FTE [1]	583	497	578	490
Expense per PIF [1,2]	$237	$257	$238	$257

1	Excluding impact of SFIS, which we sold on August 30, 2006
2	Expense represents annual (12 month trailing) G&A expense and paid UAE (loss handling expenses). It excludes commissions, legal defense costs, premium taxes and other expenses.

We have taken major strategic actions to reshape our business and become a more focused and successful competitor.

Our 2007 goals are to:

•	Perform for our owners by growing our policies-in-force at a rate greater than the industry average, without sacrificing our profitability.

•	Build continuous improvement as a mindset, improving our business processes to deliver higher quality services for our customers and agent partners at a lower cost.

•	Make the customer the prism through which we build differentiated products, and satisfy a diverse public whose expectations of excellence continue to rise.

•	Build tools for the future by developing our agents and employees, and investing in technology and research.

Perform for our owners by growing our policies-in-force at a rate greater than the industry average, without sacrificing our profitability – We remain committed to growing our policies without sacrificing our profitability, thereby satisfying the expectations of value-oriented investors. We intend to capitalize on our superior segmentation and platform, the opportunities afforded by our committed agency force and our inherent capability to innovate.

We have further refined our underwriting capabilities with the launch of Safeco True Pricing™, our new multivariate pricing segmentation model for auto and homeowners. This product reevaluates customers at every renewal and re-underwrites them so that they can receive the benefit of their most up-to-date policy information, such as recent claim and driving experience.

Through continued engagement with our agency force, our agents have provided feedback on enhancements that would be helpful in selling Safeco products. In response, we have rolled out more coverage options for our agents and customers, such as Safeco Optimum Package™ products, which offer customers the choice of additional coverages for auto, homeowners and small commercial policies. Another example of customer choice with some added innovation is our Identity Theft Restoration coverage for homeowners. It is competitively priced coverage that provides customers with a limited power-of-attorney option. This combination of price and coverage provides uniqueness to our policy offering. The launch of Teensurance™ in the second quarter of 2007 also highlights our push around innovation. Teensurance is a product for parents and their teen drivers that promotes safe driving habits and offers an increased sense of security. Because Teensurance offers a unique solution to an important consumer concern, we expect it to help us attract and retain preferred households with young drivers. Mindful of consumers’ preferences for service where, when and how it is most convenient to them, we are also working to launch a next-generation web presence. All of these changes have been supported with very clear and transparent communication materials by our “Re:Action Force”. In SBI, we have launched BOP Access, our newest commercial offering and several new classes of Commercial Auto business. These expansions capitalize on one of our key value propositions: ease of doing business for our agents.

We have also continued to expand our agency appointments, adding distribution partners through June 30, 2007, and we have taken steps to strengthen our relationships with our independent agents. We believe that sophisticated pricing segmentation, additional customer choices and clear communication have all contributed to our year-over-year growth in Property and SBI Regular policies-in-force and stabilization in our number of Auto policies. In addition, we have grown our Surety business at a pace well above industry averages through utilization of our highest credit quality accounts and new account growth.

Build continuous improvement as a mindset, improving our business processes to deliver higher quality services for our customers and agent partners at a lower cost – We will continue to relentlessly improve our business processes. We intend to measure and achieve real productivity improvements across the business, and we are holding each employee personally accountable for contributing to our productivity gains. We have established an annualized expense savings target of $50 to $75 for 2007. During the second quarter of 2007, we outsourced our investment portfolio management and accounting as part of our ongoing efforts towards process improvement and optimization of our business. We are also applying Lean Six Sigma process improvement methodology across the company to identify and implement additional opportunities to lower operating costs, increase speed and improve service to internal and external customer groups.

Make the customer the prism through which we will build differentiated products and satisfy a diverse public whose expectations of excellence continue to rise – We are working to build customer-focused differentiated products, and we expect to introduce a range of new products that address consumer needs. Recognizing that consumers’ expectations for quality continue to rise, our service will move toward defect-free delivery.

Build tools for the future by developing our agents and employees and investing in technology and research – We will continue to invest in the technology that our agents and employees rely on to stay ahead of the competition, and we will continue to invest in our research efforts and infrastructure to enable future product innovation, speed to market and ongoing service enhancement. In the first six months of 2007, for example, we tested the viability of key technologies that will ultimately drive our business strategy, including applications that pull together disparate legacy data to create a more holistic view of our customers, advanced data mining tools and modernized workplace technologies which we expect to lead to enhanced employee productivity and collaboration. We also made progress toward transitioning off of legacy systems and established a governance structure to ensure that our technology strategy remains aligned with our overall business strategy.

HOW WE REPORT OUR RESULTS

We manage our businesses in four business and seven reportable segments:

•	Safeco Personal Insurance (SPI)

•	Auto

•	Property

•	Specialty

•	Safeco Business Insurance (SBI)

•	SBI Regular

•	SBI Special Accounts Facility

•	Surety

•	P&C Other

In addition to the activities of these segments, we report certain transactions such as the interest expense we pay on our debt, debt repurchases, miscellaneous corporate investment income, intercompany eliminations, real estate holdings, contributions to Safeco Insurance Foundation and other corporate activities in our Corporate segment and do not allocate these to individual reportable segments.

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

More information about our segment results can be found in Our P&C Operating Results.

Investment activities are an important part of our business. We don’t include our investment portfolio results when measuring the profitability of our individual segments because we manage them separately. Our first priority is to meet our promise to our policyholders that we will maintain resources to pay their claims. We invest the insurance premiums we receive in a diversified portfolio of primarily high-grade fixed maturities until they are needed to pay claims. This strategy is designed to provide protection for our policyholders and steady income for our shareholders.

Our investment philosophy is to:

•	Emphasize after-tax investment income, balanced with investment quality and risk

•	Provide for liquidity when needed

•	Reduce volatility in investment performance through prudent diversification

We measure our investment results in two parts: the after-tax net investment income we earn on our invested assets, and the net realized investment gains or losses we recognize when we sell or impair investments. It is our intent to hold a diversified portfolio so we will achieve consistent investment performance. More information about our investment results can be found in Our Investment Results section.

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

Please see additional discussion of critical accounting estimates in the MD&A section of our 2006 Annual Report on Form 10-K.

Consolidated Results of Operations

The following table presents summarized consolidated financial information. A detailed discussion of our results by segment follows.

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2007	2006	2007	2006
REVENUES
Net Earned Premiums	$1,394.0	$1,414.8	$2,761.0	$2,836.7
Net Investment Income	128.2	125.5	255.4	250.2
Net Realized Investment Gains (Losses)	17.4	(37.2)	29.8	(22.3)
Gain on Sales of Real Estate	—	32.8	—	32.8

Total Revenues	1,539.6	1,535.9	3,046.2	3,097.4

EXPENSES
Losses and Loss Adjustment Expenses	858.0	803.5	1,706.2	1,640.8
Amortization of Deferred Policy Acquisition Costs	231.3	227.4	467.5	463.5
Other Underwriting and Operating Expenses	167.8	193.4	311.9	352.3
Interest Expense	22.0	22.9	46.2	45.7
Restructuring and Asset Impairment Charges	1.5	1.1	1.8	2.0
Losses on Debt Repurchases	—	1.5	—	2.9

Total Expenses	1,280.6	1,249.8	2,533.6	2,507.2

Income before Income Taxes	259.0	286.1	512.6	590.2
Provision for Income Taxes	72.6	86.4	143.7	182.3

Net Income	$186.4	$199.7	$368.9	$407.9

REVENUES

Total revenues increased $3.7, or 0.2%, in the three months ended June 30, 2007 and decreased $51.2, or 1.7%, in the six months ended June 30, 2007, compared with the same periods in 2006. The changes were primarily driven by:

•

Net earned premiums – Our net earned premiums decreased $20.8, or 1.5%, in the three months ended June 30, 2007 and $75.7, or 2.7%, in the six months ended June 30, 2007, compared with the same periods in 2006. SPI Auto decreased $27.0 in the three months ended June 30, 2007 and $62.3 in the six months ended June 30, 2007, compared with the same periods in 2006. These decreases were partially offset by increases of $12.0 in the three months ended June 30, 2007 and $16.7 in the six months ended June 30, 2007 in SBI Regular, and $15.2 in the three months ended June 30, 2007 and $27.0 in the six months ended June 30, 2007 in Surety, compared with the same periods in 2006. P&C Other decreased $28.6 in the three months ended June 30, 2007, and $68.1 in the six months ended June 30, 2007, compared with the same periods in 2006, due to the sale of Safeco Financial Institution Solutions (SFIS) in April 2006.

•

Net investment income – Our net investment income increased $2.7, or 2.2%. in the three months ended June 30, 2007 and $5.2, or 2.1%, in the six months ended June 30, 2007, compared with the same periods in 2006. The increases reflected a higher average after-tax yield, resulting from a portfolio mix shift toward tax-exempt fixed maturities, partially offset by a decreased investment in taxable fixed maturities.

•

Net realized investment gains – Net realized investment gains increased $54.6 in the three months ended June 30, 2007 and $52.1 in the six months ended June 30, 2007, compared with the same periods in 2006. The increases reflect losses on securities sold and higher impairments recognized in the three and six months ended June 30, 2006.

•	Gain on sales of real estate – We recognized a pretax gain of $32.8, ($21.3 after tax), on the sale of our Redmond, Washington office campus in the second quarter of 2006.

NET INCOME

Net income decreased $13.3, or 6.7%, in three months ended June 30, 2007 and $39.0, or 9.6%, in the six months ended June 30, 2007, compared with the same periods in 2006. The changes were primarily driven by the revenue changes described above, as well as the following:

•

Losses and Loss Adjustment Expenses (LAE) – Losses and LAE increased $54.5, or 6.8%, in the three months ended June 30, 2007, compared with the same period in 2006, due to a decrease in favorable prior-year reserve development. In the three months ended June 30, 2007, we reduced our estimates for prior years’ loss and LAE reserves by $23.4, compared with a reduction of $45.6 in the same period in 2006. Losses and loss adjustment expenses increased $65.4, or 4.0%, in the six months ended June 30, 2007, compared with the same period in 2006, due to a decrease in favorable prior-year reserve development of $30.5, and an increase in current year accident loss costs, offset in part by a reduction in catastrophes of $80.7. During the six months ended June 30, 2007, we reduced our estimates for prior years’ loss and LAE reserves by $48.0, resulting in favorable prior-year reserve development in our property, workers’ compensation and surety lines, compared with $78.5 of favorable prior-year reserve development in 2006, primarily in SPI Auto.

•

Catastrophe Losses – We categorize catastrophes as events resulting in losses greater than $0.5 per event and involving multiple claims and policyholders. We cannot predict when catastrophes may occur, and the number and types of catastrophes can vary widely. The losses they cause may significantly exceed our prior experience. Catastrophes can be caused by natural events, such as hurricanes, tornadoes, wildfires, earthquakes and hailstorms, or other factors such as terrorism, riots, hazardous materials releases or utility outages. Pretax after reinsurance catastrophe losses were $13.2 in the three months ended June 30, 2007, compared with $60.7 in the same period in 2006, and $16.0 in the six months ended June 30, 2007, compared with $96.7 in the same period in 2006. This decrease in pretax catastrophe losses reflects a decrease in hail and wind storms thus far in 2007.

•

Net realized investment gains – After tax net realized investment gains were $11.4 in the three months ended June 30, 2007, compared with losses of $24.8 in the same period in 2006. After tax net realized investment gains were $19.3 in the six months ended June 30, 2007, compared with net realized investment losses of $15.0 in the same period in 2006.

•

Provision for income taxes – Our provision for income taxes decreased $13.8 in the three months ended June 30, 2007 and decreased $38.6 in the six months ended June 30, 2007, compared with the same periods in 2006. Our effective tax rate was 28.0% in the three months ended June 30, 2007, compared with 30.2% in the same period in 2006, and 28.0% in the six months ended June 30, 2007, compared with 30.9% in the same period in 2006. The decrease in our effective tax rate in 2007 primarily reflected increased investments in tax-exempt fixed maturities.

OTHER UNDERWRITING AND OPERATING EXPENSE

The following table details the categories of our other underwriting and operating expenses:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2007	2006	2007	2006
Salaries	$117.7	$130.2	$233.5	$258.3
Employee Benefits	43.6	71.0	69.8	97.0
Rent and Depreciation	19.0	18.2	36.3	39.1
Office Expenses	25.4	25.4	49.1	51.1
Advertising	7.0	4.9	11.5	8.3
Travel and Entertainment	7.9	7.9	14.2	15.6
Risk and Cost Containment	17.0	13.4	34.3	26.2
Professional Services	15.0	15.0	30.8	25.5
Commissions (Including Bonus Commissions)	234.6	219.7	453.2	433.6
Premium Taxes	32.3	31.0	62.5	59.1
Other Taxes, Licenses and Fees	1.9	6.1	5.7	2.6
Legal Defense Costs	50.6	57.2	105.4	112.5
Changes in Deferred Policy Acquisition Costs	(21.0)	(11.7)	(28.9)	(4.8)
Other Expenses	4.2	3.8	2.5	13.0

Total	$555.2	$592.1	$1,079.9	$1,137.1

Loss Adjustment Expenses	156.1	171.3	300.5	321.3
Operating Expenses +	399.1	420.8	779.4	815.8

Total	$555.2	$592.1	$1,079.9	$1,137.1

+	Includes Amortization of Deferred Policy Acquisition Costs and Other Underwriting and Operating Expenses.

Our other underwriting and operating expense decrease reflects the implementation of our organizational design initiative and business process improvement initiatives, which have decreased our headcount and increased productivity.

RECONCILING SEGMENT RESULTS

The following table assists in reconciling our GAAP results, specifically the “Income before Income Taxes” line from our Consolidated Statements of Income to our operating results:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2007	2006	2007	2006
P&C	$269.9	$280.3	$536.6	$600.5
Corporate	(10.9)	5.8	(24.0)	(10.3)

Income before Income Taxes	$259.0	$286.1	$512.6	$590.2

The GAAP results are further described using our segment measures, which provide a helpful picture of how our company is doing. However, using segment measures to measure profitability – while fairly common in our industry – is not consistent with GAAP.

Our P&C Operating Results

The primary measures of our operating results include our premiums, underwriting profit or loss and combined ratios. The following tables report those key items – by our reportable segments – for the three and six months ended June 30, 2007 and 2006. More information about the results – also by reportable segment – follows the tables.

Premiums are the primary driver of our revenues, along with net investment income and net realized investment gains or losses. Net written premiums are a non-GAAP measure representing the amount of premium charged for policies issued with effective dates during the period. Premiums are included as revenue in the Consolidated Statements of Income as they are earned over the underlying policy period. Net written premiums applicable to the unexpired term of a policy are recorded as unearned premiums on our Consolidated Balance Sheets.

We view net written premiums as a measure of business production for the period under review and a leading indicator of net earned premiums. The following table reconciles net written premiums to net earned premiums by reportable segment, the most directly comparable GAAP measure on our Consolidated Statements of Income:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2007	2006	2007	2006
Net Written Premiums
Safeco Personal Insurance (SPI)
Auto	$643.4	$662.4	$1,312.1	$1,361.3
Property	259.2	248.3	464.6	440.8
Specialty	36.6	33.6	63.1	57.5

Total SPI	939.2	944.3	1,839.8	1,859.6

Safeco Business Insurance (SBI)
SBI Regular	354.4	337.9	683.5	652.3
SBI Special Accounts Facility	64.3	63.6	128.9	134.5

Total SBI	418.7	401.5	812.4	786.8

Surety	106.9	84.5	199.6	162.7
P&C Other	0.7	29.5	3.7	68.8

Total Net Written Premiums	1,465.5	1,459.8	2,855.5	2,877.9
Change in Net Unearned Premiums	(71.5)	(45.0)	(94.5)	(41.2)

Net Earned Premiums	$1,394.0	$1,414.8	$2,761.0	$2,836.7

Our net earned premiums by reportable segment were:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2007	2006	2007	2006
Net Earned Premiums
Safeco Personal Insurance (SPI)
Auto	$657.0	$684.0	$1,307.7	$1,370.0
Property	232.8	226.8	459.5	449.7
Specialty	28.7	25.9	55.9	50.7

Total SPI	918.5	936.7	1,823.1	1,870.4

Safeco Business Insurance (SBI)
SBI Regular	322.4	310.4	636.2	619.5
SBI Special Accounts Facility	66.0	67.2	131.3	135.3

Total SBI	388.4	377.6	767.5	754.8

Surety	85.8	70.6	169.4	142.4
P&C Other	1.3	29.9	1.0	69.1

Net Earned Premiums	$1,394.0	$1,414.8	$2,761.0	$2,836.7

Underwriting profit is our measure of each segment’s performance. Underwriting profit is our net earned premiums less our losses from claims, LAE and underwriting expenses:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2007	2006	2007	2006
Underwriting Profit
Safeco Personal Insurance (SPI)
Auto	$17.3	$62.0	$34.5	$115.5
Property	37.1	32.3	81.9	78.5
Specialty	5.3	7.3	14.0	18.5

Total SPI	59.7	101.6	130.4	212.5

Safeco Business Insurance (SBI)
SBI Regular	31.8	58.9	67.6	97.0
SBI Special Accounts Facility	20.1	23.7	33.2	37.9

Total SBI	51.9	82.6	100.8	134.9

Surety	37.3	22.0	73.1	46.3
P&C Other	(5.2)	(16.9)	(21.3)	(17.1)

Total Underwriting Profit	143.7	189.3	283.0	376.6
P&C Net Investment Income	120.1	117.8	241.2	234.7
Restructuring and Asset Impairment Charges	(1.5)	(1.1)	(1.8)	(2.0)
Net Realized Investment Gains (Losses)	7.6	(25.7)	14.2	(8.8)

P&C Income before Income Taxes	$269.9	$280.3	$536.6	$600.5

Combined ratios show the relationship between underwriting profit and net earned premiums. Using ratios helps us see our operating trends without the effect of changes in the volume of net earned premiums:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2007	2006	2007	2006
Combined Ratios
Safeco Personal Insurance (SPI)
Auto	97.4%	90.9%	97.4%	91.6%
Property	84.0	85.8	82.2	82.5
Specialty	81.6	72.1	74.9	63.6

SPI Total	93.5	89.2	92.8	88.6

Safeco Business Insurance (SBI)
SBI Regular	90.2	81.0	89.4	84.3
SBI Special Accounts Facility	69.5	64.8	74.7	72.1

SBI Total	86.6	78.1	86.9	82.1

Surety	56.4	68.8	56.8	67.5
P&C Other	*	*	*	*

Total Combined Ratio +	89.7%	86.7%	89.8%	86.8%

+	Combined ratios are GAAP basis. Expressed as a percentage, they are equal to losses and expenses divided by net earned premiums.
*	Not meaningful because this is a runoff business with declining premium.

Auto

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2007	2006	2007	2006
Net Written Premiums	$643.4	$662.4	$1,312.1	$1,361.3
Net Earned Premiums	657.0	684.0	1,307.7	1,370.0
Underwriting Profit	17.3	62.0	34.5	115.5

Loss and LAE Ratio	73.9%	66.8%	73.8%	68.1%
Expense Ratio	23.5	24.1	23.6	23.5

Combined Ratio	97.4%	90.9%	97.4%	91.6%

Our Auto segment provides coverage for liability of our policyholders to others for both bodily injury and property damage, for injuries sustained by our policyholders and for physical damage to our customers’ vehicles from collision and other hazards.

PREMIUMS

Net written premiums decreased $19.0, or 2.9%, in the three months ended June 30, 2007 and $49.2, or 3.6%, in the six months ended June 30, 2007, compared with the same periods in 2006. The changes in net written premiums were primarily driven by:

•

Policies-in-force (PIF) – PIF at June 30, 2007 decreased 2.7% compared with June 30, 2006, due to increasing competition in our nonstandard and standard auto business. This decrease was partly offset by an increase in our preferred products driven by our agent initiatives, such as increased agent compensation and improved ease of doing business, along with the impact of our Safeco Optimum Package™. Modest rate changes, an increase in average policy tenure, and a shift toward a preferred policy mix contributed to an increased policy retention rate of 80.1% as of June 30, 2007, compared with 79.0% as of June 30, 2006. New policies sold increased 7.6% in the three months ended June 30, 2007 and 2.0% in the six months ended June 30, 2007, compared with the same periods in 2006.

•

Changes in average premiums – We file rate changes on a state-by-state basis. Rate changes are reflected on existing policies at renewal and are earned in our revenues over the six-month policy term. Overall, we received approval for average rate increases of 1.3% in the first six months of 2007, compared with a 0.9% increase in the same period in 2006. Average premiums are also affected by changes in the risk profile of our policyholders, as well as the increased pricing for those policies that insure newer and more expensive cars, which we refer to as premium trend. Premium trend was negative in the second quarter of 2007, due to a change in our mix of business to lower average premium policies. This is primarily the result of fewer non-standard policies in our business mix during the first six months of 2007 compared with the same period last year.

Net earned premiums decreased $27.0, or 3.9%, in the three months ended June 30, 2007 and $62.3, or 4.5%, in the six months ended June 30, 2007, compared with the same periods in 2006. The changes in net earned premiums were primarily driven by:

•

Policies-in-force (PIF) – Lower average PIF decreased net earned premiums by $21.7 in the three months ended June 30, 2007 and $46.9 in the first six months ended June 30, 2007, compared with the same periods in 2006.

•

Changes in average premiums – Lower average premiums decreased net earned premiums by $5.3 in the three months ended June 30, 2007 and $15.5 in the six months ended June 30, 2007, compared with the same periods in 2006.

UNDERWRITING RESULTS AND COMBINED RATIO

Our underwriting profit in Auto decreased $44.7 and our combined ratio increased 6.5 points in the three months ended June 30, 2007, compared with the same period in 2006. Our underwriting profit decreased $81.0 and our combined ratio increased 5.8 points in the six months ended June 30, 2007, compared with the same period in 2006. Our underwriting profit and combined ratio were primarily driven by:

•

Changes in average premiums – Negative premium trend, offset in part by higher premium rates, increased our Auto combined ratio by 0.7 points in the three months ended June 30, 2007 and 1.0 points in the six months ended June 30, 2007, compared with the same periods in 2006.

•

Loss costs – Our loss costs increased in the mid-single digits in the three months ended June 30, 2007, compared with the same period in 2006, and in the mid-single digits in the first six months of 2007, compared with the same period in 2006. Loss cost changes over the three months ended June 30, 2007 were driven by a low-single digit percentage decrease in frequency (the average number of claims filed) and a percentage increase in the high-single digit increase in severity (the average cost of a claim) due primarily to higher costs for bodily injury and personal injury protection claims in the three months ended June 30, 2007. For the first six months of 2007, loss cost changes were driven by a low-single digit percentage decrease in frequency and a mid-single digit increase in severity. These factors, net of reinsurance, increased our combined ratio by 6.0 points in the three months ended June 30, 2007 and by 4.1 points in the six months ended June 30, 2007, compared with the same periods in 2006. Our LAE costs decreased our combined ratio by 0.8 points in the three months ended June 30, 2007 and 0.9 points in the six months ended June 30, 2007, compared with the same periods in 2006, primarily due to lower customer claims staffing.

•

Prior-year reserve development – Our underwriting results included favorable prior-year reserve development of $6.2 in the three months ended June 30, 2007 and $5.5 in the six months ended June 30, 2007. Our underwriting results included favorable prior-year reserve development of $25.6 in the three months ended June 30, 2006 and $46.4 in the six months ended June 30, 2006 as a result of lower-than-expected bodily injury severity, primarily in accident years 2004 and 2005. The change in prior-year reserve development increased our combined ratio by 2.8 points in the three months ended June 30, 2007 and by 3.0 points in the six months ended June 30, 2007, compared with the same periods in 2006.

•

Catastrophe losses – Pretax after reinsurance catastrophe losses were $3.3 in the three months ended June 30, 2007, compared with $12.7 in the same period in 2006, and $4.4 in the six months ended June 30, 2007, compared with $21.0 in the same period in 2006. The decrease in catastrophe losses was due to fewer high magnitude wind and hail storms in the first six months of 2007, compared with the same period in 2006. The lower catastrophe losses in the three months ended June 30, 2007 decreased the combined ratio by 1.6 points compared with the same period in 2006. The lower catastrophe losses in the six months ended June 30, 2007 decreased the combined ratio by 1.4 points, compared with the same period in 2006.

•

Expenses – Our expense ratio decreased 0.6 points in the three months ended June 30, 2007 and increased 0.1 points in the six months ended June 30, 2007, compared with the same periods in 2006 due to additional agent commissions resulting from our restructured 2007 agent compensation program, offset by our ongoing process improvement efforts and expense reduction initiatives.

We anticipate the following factors will impact our growth and profitability in the near future:

Underwriting Segmentation – During March we launched a new version of our multi-variate pricing segmentation model under a program we call Safeco True Pricing™. This product reevaluates customers at every renewal and re-underwrites them so that we can better match rate for risk. Policyholders who continue to drive well and have favorable loss experience will generally receive better premium rates and those with new driving activity and claims will receive increased premiums. We launched five states in the first half of 2007 and have plans to launch at least a dozen more states by the end of 2007.

Business Growth – We continue to study the purchasing behaviors of insurance consumers in order to design products that reflect changing demographics. We continue to develop bundled products and other enhancements to better appeal to specific market niches within the marketplace. These positive factors will be partially offset by our need to increase our rates slightly faster than the market as a whole over the next year.

Expense Management – We remain focused on our business process improvement effort that is examining all aspects of our operations for potential cost savings. The goal is to achieve greater efficiency by streamlining or eliminating processes, outsourcing processes where appropriate, and building our infrastructure and technological capability.

Compensation – Based on our review of the market environment, we redesigned our agent compensation package for 2007 to be more competitive with other national carriers who sell through independent agents.

Overall – Our target goal is a 96.0% combined ratio. With our current quarter result of 97.4% (due to loss costs that were slightly higher than expected) we intend to increase rates modestly in those specific states requiring adjustment. Through the first half of the year we have increased rates in 10 states.

Property

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2007	2006	2007	2006
Net Written Premiums	$259.2	$248.3	$464.6	$440.8
Net Earned Premiums	232.8	226.8	459.5	449.7
Underwriting Profit	37.1	32.3	81.9	78.5

Loss and LAE Ratio	54.5%	56.4%	53.7%	53.7%
Expense Ratio	29.5	29.4	28.5	28.8

Combined Ratio	84.0%	85.8%	82.2%	82.5%

Our Property segment provides homeowners, dwelling fire, earthquake and inland marine coverage for individuals. Our Property coverages protect homes, condominiums and rental property contents against losses from a wide variety of hazards.

PREMIUMS

Net written premiums increased $10.9, or 4.4%, in the three months ended June 30, 2007 and $23.8, or 5.4%, in the six months ended June 30, 2007, compared with the same periods in 2006. This reflected:

•

Changes in PIF – PIF increased 6.9% as of June 30, 2007, compared with the same period in 2006. This reflected an increase in new business of 46.1% in the three months ended June 30, 2007 and 50.8% in the six months ended June 30, 2007, compared with the same periods in 2006. Our retention rate increased to 85.4% as of June 30, 2007, from 84.5% as of June 30, 2006, in part due to rate changes throughout 2006 and 2007, increased commissions and improved cross-selling with preferred auto.

•

Changes in average premiums – We file rate changes on a state-by-state basis. Rate changes are reflected on existing policies on renewal and are earned in our revenues over the twelve-month policy term. Overall we received approval for average rate decreases in our property business of 6.1% in the first six months of 2007, compared with 2.2% in the same period in 2006. Average premiums are also affected by automatic increases in the amount of insurance coverage to adjust for inflation in building costs and by shifts in the mix of our business, which we refer to as premium trend. Premium trend resulted in an increase to net written premiums in the first three and six months of 2007, compared with the same periods in 2006, due in part to inflation guard increases and new business from higher premium states.

Net earned premiums increased $6.0, or 2.6%, in the three months ended June 30, 2007 and $9.8, or 2.2%, in the six months ended June 30, 2007, compared with the same periods of 2006. This reflected:

•

Changes in PIF – Higher average PIF increased net earned premiums by $10.3 in the three months ended June 30, 2007 and $15.7 in the six months ended June 30, 2007, compared with the same periods in 2006.

•

Changes in average premiums – Lower average premiums decreased net earned premiums by $0.8 in the three months ended June 30, 2007 and $2.1 in the six months ended June 30, 2007, compared with the same periods in 2006.

UNDERWRITING RESULTS AND COMBINED RATIO

Our underwriting profit in Property increased $4.8 and our combined ratio decreased 1.8 points in the three months ended June 30, 2007, compared with the same period in 2006. Our underwriting profit increased $3.4 and our combined ratio decreased 0.3 points in the six months ended June 30, 2007, compared with the same period in 2006. Our underwriting profit and combined ratios were primarily driven by:

•

Changes in average premiums – Our homeowners rate changes, combined with premium trend, increased our Property combined ratio by 0.3 points in the three months ended June 30, 2007 and 0.4 points in the six months ended June 30, 2007, compared with the same periods in 2006.

•

Loss costs – Our Property loss costs experienced double-digit increases in the three and six months ended June 30, 2007 compared with the same periods in 2006. For the three months ended June 30, 2007, we experienced percentage increases in frequency in the low single digits, and severity increases in the high teens, due to a number of severe losses for Homeowners and Dwelling Fire. For the first six months of 2007, loss costs increased due to percentage increases in the mid-single-digits in frequency, resulting from an increased number of non-catastrophe weather claims in the first quarter, and percentage increases in the mid teens in severity. These factors, net of reinsurance, increased our Property combined ratio by 8.8 points in the three months ended June 30, 2007 and by 9.4 points in the six months ended June 30, 2007, compared with the same periods in 2006.

•

Prior-year reserve development – Our underwriting results in the three months ended June 30, 2007 included unfavorable prior-year reserve development of $4.8, compared with unfavorable prior-year development of $3.7 in the same period in 2006. The change was primarily due to a reduction of ceded reinsurance estimates for the 2005 hurricanes. Our underwriting results in the first six months of 2007 included favorable prior-year reserve development of $10.2, compared with favorable prior-year reserve development of $1.0 in the same period in 2006. The change is primarily due to lower-than-expected severity of the 2005 hurricane season and a reduction of reserve estimates for assessments on state-mandated participation pools. The change in prior-year reserve development increased our combined ratio by 0.5 points in the three months ended June 30, 2007 and decreased our combined ratio by 2.0 points in the six months ended June 30, 2007, compared with the same periods in 2006.

•

Catastrophe losses – Pretax after reinsurance catastrophe losses were $12.7 in the three months ended June 30, 2007, compared with $38.3 in the same period in 2006, and $14.8 in the six months ended June 30, 2007, compared with $60.9 in the same period in 2006. The lower catastrophe losses were due to fewer high magnitude wind and hail storms in 2007, which decreased the combined ratio by 11.5 points in the three months ended June 30, 2007 and 7.8 points in the six months ended June 30, 2007, compared with the same periods in 2006.

•

Expenses – Our expense ratio increased by 0.1 points in the three months ended June 30, 2007 and decreased 0.3 points in the six months ended June 30, 2007, compared with the same periods in 2006, due to increased agent compensation in our homeowners product line, offset by the results of ongoing process improvement efforts and expense reduction initiatives.

We anticipate the following factors will impact our growth and profitability in the near future:

Business Growth – We reduced our rates in California by an average of 20% in January 2007. We expect this rate reduction to produce additional new business and policy count growth this year and capture an increase in written premium over time. We have filed additional rate changes in the range of -10% to +7% across our other states. These changes have generated a broad base of growth across the majority of the country. While we are expecting increased rate competition in non-coastal states, our new business trends remain favorable.

We are also introducing additional coverage options that enable our customers to personalize their coverage. Providing choice products at a competitive rate is having a favorable contribution on our growth numbers.

Underwriting Segmentation – In April 2007, we launched Safeco True Pricing. This evolution of our pricing model is designed to increase our pricing accuracy, improve our competitiveness and retention and broaden our market reach. Safeco True Pricing increases the number of pricing tiers from 12 to 30 for greater market segmentation. We have replaced our existing dwelling fire product with our new tiered product for that line in 36 states as of June 30, 2007 and plan to substantially complete the rollout of the new program by the end of 2007.

Compensation Structure – Based on our review of the market environment, we redesigned our agent compensation package effective January 1, 2007 to be competitive with programs offered by our national competitors who sell their products through independent agents.

Expense Management – We remain focused on our business process improvement effort that is examining all aspects of our operations for potential cost savings. The goal is to achieve greater efficiency by streamlining or eliminating processes, outsourcing processes where appropriate, and building our infrastructure and technological capability.

Overall – In 2007, we expect our Property segment to operate at its long-term target of 92.0%. We continue to price by product, on a state-by-state basis, and our usage of our multivariate predictive model (our automated underwriting platform) sets the course for us to price our business to target combined ratios.

Specialty

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2007	2006	2007	2006
Net Written Premiums	$36.6	$33.6	$63.1	$57.5
Net Earned Premiums	28.7	25.9	55.9	50.7
Underwriting Profit	5.3	7.3	14.0	18.5

Loss and LAE Ratio	52.9%	40.4%	46.2%	33.3%
Expense Ratio	28.7	31.7	28.7	30.3

Combined Ratio	81.6%	72.1%	74.9%	63.6%

Our Specialty segment provides individuals with umbrella, motorcycle, recreational vehicle, and boat owners insurance.

PREMIUMS

Net written premiums increased $3.0, or 8.9% in the three months ended June 30, 2007 and $5.6, or 9.7% in the six months ended June 30, 2007, compared with the same periods in 2006. New-business policies sold increased 15.2% in the three months ended June 30, 2007 and increased 21.6% in the six months ended June 30, 2007, compared with the same periods in 2006. Net written premium growth was primarily driven by an increase in new business in umbrella product sales. New business growth has been primarily driven by improvements in automation, rating and increased customer awareness of our umbrella product. Net earned premiums increased $2.8, or 10.8% in the three months ended June 30, 2007 and $5.2, or 10.3% in the six months ended June 30, 2007, compared with the same periods in 2006.

UNDERWRITING RESULTS AND COMBINED RATIO

Our underwriting profit in Specialty decreased $2.0 and our combined ratio increased 9.5 points in the three months ended June 30, 2007, compared with the same period in 2006. Our underwriting profit decreased $4.5 and our combined ratio increased 11.3 points in the six months ended June 30, 2007, compared with the same period in 2006. Our underwriting results and combined ratio were primarily driven by:

•

Prior-year reserve development – Our underwriting results in the three months ended June 30, 2007 included favorable prior-year reserve development of $0.3, primarily related to boat owners and catastrophes, compared with favorable prior-year reserve development of $3.7 in the three months ended June 30, 2006. Our underwriting results in the six months ended June 30, 2007 included favorable prior-year reserve development of $1.8, primarily related to boat owners and catastrophes, compared with favorable prior-year reserve development of $8.3 in the same period in 2006 related to Hurricane Wilma. These changes in prior-year reserve development increased our combined ratio by 13.3 points in the three months ended June 30, 2007 and 13.2 points in the six months ended June 30, 2007, compared with the same periods in 2006.

•

Expenses – Our expense ratio decreased 3.0 points in the three months ended June 30, 2007 and 1.6 points in the six months ended June 30, 2007, compared with the same periods in 2006, due to our ongoing process improvement efforts and expense reduction initiatives.

We anticipate the following factors will impact our growth and profitability in the near future:

Expense Management – We remain focused on our business process improvement effort that is examining all aspects of our operations for potential cost savings. The goal is to achieve greater efficiency by streamlining or eliminating processes, outsourcing processes where appropriate, and building our infrastructure and technological capability.

Overall – In 2007, we expect our Specialty segment to operate at its long-term target of 92.0%. We continue to price by product, on a state-by-state basis, and our usage of our multivariate predictive model (our automated underwriting platform) sets the course for us to price our business to target combined ratios.

SBI Regular

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2007	2006	2007	2006
Net Written Premiums	$354.4	$337.9	$683.5	$652.3
Net Earned Premiums	322.4	310.4	636.2	619.5
Underwriting Profit	31.8	58.9	67.6	97.0

Loss and LAE Ratio	57.0%	44.6%	56.8%	49.9%
Expense Ratio	33.2	36.4	32.6	34.4

Combined Ratio	90.2%	81.0%	89.4%	84.3%

Our SBI Regular segment provides insurance for small- to mid-sized businesses (those with annual premiums of $0.2 or less). This is our core commercial lines business, featuring these main products:

•	Business owner policies (BOP)

•	Commercial auto

•	Commercial multi-peril (CMP)

•	Workers compensation

•	Commercial property

•	General liability

PREMIUMS

Net written premiums increased $16.5, or 4.9%, in the three months ended June 30, 2007, and $31.2, or 4.8%, in the six months ended June 30, 2007, compared with the same periods in 2006. The changes in net written premiums were primarily driven by:

•

Changes in PIF – PIF increased 2.8% as of June 30, 2007 compared with a year ago. This reflected a retention rate of 81.7% as of June 30, 2007, compared with 78.7% as of June 30, 2006. Our new policies sold increased 13.2% in the three months ended June 30, 2007 and 14.1% in the six months ended June 30, 2007, compared with the same periods in 2006.

•

Price changes – We file rate changes on a state-by-state basis. Our average prices, which include filed rate changes and exposure growth, increased 0.4% in the three months ended June 30, 2007, compared with the same period in 2006. Prices are affected by growth in the exposures we cover due to factors such as changes in payroll, the number of employees, sales receipts and property building values for the businesses we insure. Price changes are reflected on existing policies at renewal.

•	Mix of business – In addition to price changes, premiums are affected by changes in average policy size and mix of policy lines.

Net earned premiums increased $12.0, or 3.9%, in the three months ended June 30, 2007 and $16.7, or 2.7%, in the six months ended June 30, 2007, compared with the same periods in 2006. The changes in net earned premiums were driven by:

•	Changes in PIF – Changes in PIF increased net earned premiums by $8.7 in the three months ended June 30, 2007 and $13.7 in the six months ended June 30, 2007, compared with the same periods in 2006.

•	Price changes – Price changes decreased net earned premiums by $2.3 in the three months ended June 30, 2007 and $6.1 in the six months ended June 30, 2007, compared with the same periods in 2006.

•	Mix of business – Mix of business increased net earned premiums by $5.5 in the three months ended June 30, 2007 and $9.1 in the six months ended June 30, 2007, compared with the same periods in 2006.

UNDERWRITING RESULTS AND COMBINED RATIO

Our underwriting profit in SBI Regular decreased $27.1 and our combined ratio increased 9.2 points in the three months ended June 30, 2007, compared with the same period in 2006. Our underwriting profit decreased $29.4 and our combined ratio increased 5.1 points in the six months ended June 30, 2007, compared with the same period in 2006. Our underwriting results and combined ratio primarily reflected:

•

Price changes – Our price changes increased our combined ratio by 0.5 points in the three months ended June 30, 2007 and 0.7 points in the six months ended June 30, 2007, compared with the same periods in 2006.

•

Loss costs – Loss costs had a mid-single digit increase in the first six months of 2007 due to an increase in claims severity. The change in loss costs increased the combined ratio by 5.9 points in the three months ended June 30, 2007 and 2.9 points in the six months ended June 30, 2007, compared with the same periods in 2006.

•

Prior-year reserve development – Our underwriting results included favorable prior-year reserve development of $9.0 in the three months ended June 30, 2007, and $10.3 for the six months ended June 30, 2007, due to better-than-expected loss experience on workers’ compensation. Our underwriting results included favorable prior-year reserve development of $20.2 in the three months ended June 30, 2006, and $18.7 for the six months ended June 30, 2006 due to decreased frequency in our general liability product. The change in prior-year reserve development increased our combined ratio by 3.7 points in the three months ended June 30, 2007 and 1.4 points in the six months ended June 30, 2007, compared with the same periods in 2006.

•

Catastrophe losses – Our pretax after reinsurance catastrophe losses were $2.4 in the three months ended June 30, 2007, compared with $10.0 in the same period in 2006, and $3.7 in the six months ended June 30, 2007, compared with $17.7 in the same period in 2006, due to loss assessments in 2006 on state-mandated participating pools. The lower catastrophe losses decreased our combined ratio by 2.4 points in the three months ended June 30, 2007 and 1.0 points in the six months ended June 30, 2007, compared with the same periods in 2006.

•

Expenses –The decrease in our expense ratio of 3.2 points in the three months ended June 30, 2007 and 1.8 points in the six months ended June 30, 2007, compared with the same periods in 2006 is reflective of our ongoing focus on expense management.

We anticipate the following factors will impact our growth and profitability in the near future:

Expense Management – We remain focused on our business process improvement effort that is examining all aspects of our operations for potential cost savings. The goal is to achieve greater efficiency by streamlining or eliminating processes, outsourcing processes where appropriate, and building our infrastructure and technological capability.

Business Growth – Given the increasing number of small businesses in the United States and the lack of a dominant market leader, we continue to see growth in this segment. In March 2007, we launched a new commercial insurance business owner policy which is now available in 48 states, and we continue to make enhancements to our existing business owner product line.

Overall – In 2007, we expect our SBI Regular segment to operate at its long-term target of 95.0%. We continue to price by product, on a state-by-state basis, and our usage of our multivariate predictive model (our automated underwriting platform) sets the course for us to price our business to target combined ratios.

SBI Special Accounts Facility

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2007	2006	2007	2006
Net Written Premiums	$64.3	$63.6	$128.9	$134.5
Net Earned Premiums	66.0	67.2	131.3	135.3
Underwriting Profit	20.1	23.7	33.2	37.9

Loss and LAE Ratio	35.6%	29.8%	41.5%	40.7%
Expense Ratio	33.9	35.0	33.2	31.4

Combined Ratio	69.5%	64.8%	74.7%	72.1%

Our SBI Special Accounts Facility segment includes insurance for large-commercial accounts (those with annual premiums greater than $0.2). While our main focus is the small- to mid-sized market, we continue to serve some large-commercial accounts on behalf of key agents and brokers who sell our core commercial products.

Special Accounts Facility also provides insurance for the following commercial programs:

•	Agents’ errors and omissions insurance

•	Property and liability insurance for mini-storage and warehouse properties

•	Professional and general liability insurance for non-profit social service organizations

PREMIUMS

Net written premiums increased by $0.7, or 1.1%, in the three months ended June 30, 2007 and net written premiums decreased $5.6, or 4.2%, in the six months ended June 30, 2007, compared with the same periods in 2006. Competitive market conditions continue to exert downward pressure on this segment.

Net earned premiums decreased $1.2, or 1.8%, in the three months ended June 30, 2007 and $4.0, or 3.0%, in the six months ended June 30, 2007, compared with the same periods in 2006.

UNDERWRITING RESULTS AND COMBINED RATIO

Our underwriting profit in SBI Special Accounts Facility decreased $3.6 and our combined ratio increased 4.7 points in the three months ended June 30, 2007, compared with the same period in 2006. Our underwriting profit decreased $4.7 and our combined ratio increased 2.6 points in the six months ended June 30, 2007, compared with the same period in 2006. Our underwriting results and combined ratios were primarily driven by:

•

Loss costs – Loss costs had a high-single digit decrease in the three and six months ended June 30, 2007, compared with the same period in 2006 due to unusually low loss emergence in our commercial property line. As a result, this increased to the combined ratio by 1.2 points in the three months ended June 30, 2007 and decreased 4.2 points in the six months ended June 30, 2007, compared with the same periods in 2006.

•

Prior-year reserve development – Our underwriting results included favorable prior-year reserve development of $12.0 in the three months ended June 30, 2007 and $16.5 in the six months ended June 30, 2007, due to favorable loss experience on worker’s compensation and property lines. Our underwriting results included favorable prior-year reserve development of $14.8 in the three months ended June 30, 2006 and $21.5 in the six months ended June 30, 2006. The difference in prior-year reserve development increased our combined ratio by 3.8 points in the three months ended June 30, 2007 and 3.3 points in the six months ended June 30, 2007, compared with the same periods in 2006.

•

Expenses – Our expense ratio decreased 1.1 points in the three months ended June 30, 2007 and increased 1.8 points in the six months ended June 30, 2007, compared with the same periods in 2006, due to our ongoing process improvement and expense reductions, partially offset by increased agent bonus commissions and general expenses.

We anticipate the following factors will impact our growth and profitability in the near future:

Expense Management – We remain focused on our business process improvement effort that is examining all aspects of our operations for potential cost savings. The goal is to achieve greater efficiency by streamlining or eliminating processes, outsourcing processes where appropriate, and building our infrastructure and technological capability.

Overall – We plan to continue providing a limited large-commercial resource for those agents and brokers who are also writing auto, property or small- to mid-sized commercial insurance with us, and to continue writing specialty insurance programs to the extent market conditions provide reasonable margins.

Surety

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2007	2006	2007	2006
Net Written Premiums	$106.9	$84.5	$199.6	$162.7
Net Earned Premiums	85.8	70.6	169.4	142.4
Underwriting Profit	37.3	22.0	73.1	46.3

Loss and LAE Ratio	16.9%	22.5%	16.2%	23.1%
Expense Ratio	39.5	46.3	40.6	44.4

Combined Ratio	56.4%	68.8%	56.8%	67.5%

Our Surety segment provides surety bonds for construction and commercial businesses.

PREMIUMS

Net written premiums increased $22.4, or 26.5%, in the three months ended June 30, 2007 and $36.9, or 22.7%, in the six months ended June 30, 2007, compared with the same periods in 2006. The increase in net written premiums was driven by growth in large contractor business and favorable market conditions.

Net earned premiums increased $15.2, or 21.5%, in the three months ended June 30, 2007 and $27.0, or 19.0%, in the six months ended June 30, 2007, compared with the same periods in 2006. New business increased net earned premiums by $11.2 in the three months ended June 30, 2007 and $22.3 in the six months ended June 30, 2007, compared with the same periods in 2006.

UNDERWRITING RESULTS AND COMBINED RATIO

Our underwriting profit in Surety increased $15.3 and our combined ratio decreased 12.4 points in the three months ended June 30, 2007, compared with the same period in 2006. Our underwriting profit increased $26.8 and our combined ratio decreased 10.7 points in the six months ended June 30, 2007, compared with the same period in 2006. These changes reflect low current accident year losses and favorable prior-year reserve development, primarily related to better-than-expected loss experience.

We expect the surety market to continue to be more competitive as the industry was very profitable in 2006 and results remained stable in the first six months of 2007. As a result, we anticipate our growth rates will moderate in the remainder of 2007. We will continue to be disciplined in our underwriting and cost containment efforts in this line of business. We expect our loss experience in 2007 to continue at low levels. Overall, we expect our combined ratio to be comparable with 2006.

P&C Other

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2007	2006	2007	2006
Net Written Premiums	$0.7	$29.5	$3.7	$68.8
Net Earned Premiums	1.3	29.9	1.0	69.1
Underwriting Loss	(5.2)	(16.9)	(21.3)	(17.1)

Our P&C Other segment includes:

•	Runoff assumed reinsurance business

•	Large-commercial business accounts in runoff and specialty programs that we have exited

•	Asbestos and environmental results

•	Safeco Financial Institution Solutions (SFIS), our lender-placed property insurance business, which we sold on April 30, 2006

PREMIUMS

Net written premiums decreased $28.8, or 97.6%, in the three months ended June 30, 2007 and $65.1, or 94.6%, in the six months ended June 30, 2007, compared with the same periods in 2006. Net earned premiums decreased $28.6, or 95.7%, in the three months ended June 30, 2007 and $68.1, or 98.6%, in the six months ended June 30, 2007, compared with the same periods in 2006. The decrease in the three and six months ended June 30, 2007 compared with the same periods in 2006 were due to the sale of SFIS. Net written premiums related to SFIS were $28.8 in the three months ended June 30, 2006 and $68.1 in the six months ended June 30, 2006. Net earned premiums for SFIS were $28.7 in the three months ended June 30, 2006 and $68.0 in the six months ended June 30, 2006.

UNDERWRITING RESULTS

Our underwriting loss in P&C Other decreased $11.7 in the three months ended June 30, 2007 and increased $4.2 in the six months ended June 30, 2007, compared with the same periods in 2006. Our underwriting results included $5.9 of unfavorable prior-year reserve development in the three months ended June 30, 2007 and $19.1 of unfavorable prior-year reserve development in the six months ended June 30, 2007. Our underwriting results included $13.4 of unfavorable prior-year reserve development for the three months ended June 30, 2006, and $14.0 in the six months ended June 30, 2006.

Our Corporate Results

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2007	2006	2007	2006
Corporate Segment Results	$(20.7)	$(14.0)	$(39.6)	$(26.7)
Gain on Sales of Real Estate	—	32.8	—	32.8
Losses on Debt Repurchases	—	(1.5)	—	(2.9)
Net Realized Investment Gains (Losses)	9.8	(11.5)	15.6	(13.5)

Income (Loss) before Income Taxes	$(10.9)	$5.8	$(24.0)	$(10.3)

In our Corporate segment, we include:

•	Interest expense on our debt

•	Miscellaneous corporate investment and other activities, including real estate holdings and transactions, loss on debt repurchases and contributions to Safeco Insurance Foundation

•	Our intercompany eliminations

Our interest expense was $22.0 in the three months ended June 30, 2007, compared with $22.9 in the three months ended June 30, 2006. Our interest expense was $46.2 in the six months ended June 30, 2007, compared with $45.7 in the six months ended June 30, 2006.

In the second quarter of 2006, we recorded a $32.8 pretax gain ($21.3 after tax) on the sale of our Redmond, Washington office campus.

In the first six months of 2006, we repurchased $32.3 in principal amount of 8.072% Capital Trust Debentures. Including transaction costs, we reported a loss on debt repurchase of $2.9 pretax ($1.9 after tax) in the Consolidated Statements of Income.

Our Investment Results

Investment Portfolio

These tables summarize our investment portfolio at June 30, 2007 and December 31, 2006:

JUNE 30, 2007	COST OR AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	NET UNREALIZED GAINS (LOSSES)	CARRYING VALUE
P&C
Fixed Maturities – Taxable	$3,746.1	$46.9	$(43.9)	$3.0	$3,749.1
Fixed Maturities – Non-taxable	4,481.3	106.7	(52.6)	54.1	4,535.4
Marketable Equity Securities	942.8	559.5	(10.8)	548.7	1,491.5
Other Invested Assets	28.8	—	—	—	28.8

Total P&C	9,199.0	713.1	(107.3)	605.8	9,804.8
Corporate
Fixed Maturities – Taxable	202.1	0.3	(1.1)	(0.8)	201.3
Marketable Equity Securities	98.1	26.1	(0.2)	25.9	124.0
Other Invested Assets	1.6	—	—	—	1.6

Total Corporate	301.8	26.4	(1.3)	25.1	326.9

Total Investment Portfolio	$9,500.8	$739.5	$(108.6)	$630.9	$10,131.7

DECEMBER 31, 2006	COST OR AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	NET UNREALIZED GAINS	CARRYING VALUE
P&C
Fixed Maturities – Taxable	$4,464.6	$72.0	$(35.2)	$36.8	$4,501.4
Fixed Maturities – Non-taxable	4,153.5	182.8	(2.8)	180.0	4,333.5
Marketable Equity Securities	921.0	493.0	(3.0)	490.0	1,411.0
Other Invested Assets	13.1	—	—	—	13.1

Total P&C	9,552.2	747.8	(41.0)	706.8	10,259.0
Corporate
Fixed Maturities – Taxable	283.5	1.9	(1.3)	0.6	284.1
Marketable Equity Securities	97.4	21.3	—	21.3	118.7
Other Invested Assets	1.2	—	—	—	1.2

Total Corporate	382.1	23.2	(1.3)	21.9	404.0

Total Investment Portfolio	$9,934.3	$771.0	$(42.3)	$728.7	$10,663.0

At June 30, 2007, no investments accounted for more than 10% of our total gross unrealized losses. At December 30, 2006, investments in secured finance mortgage-backed securities accounted for 17.6% of our total gross unrealized losses.

We reviewed all our investments with unrealized losses as of June 30, 2007. For all investments other than those for which we recognized an impairment charge, our evaluation determined that their declines in fair value were temporary, and we have the intent and ability to hold these securities until they recover in value.

This table shows, by maturity, the total amount of gross unrealized losses on fixed maturities and marketable equity securities at June 30, 2007:

JUNE 30, 2007	COST OR AMORTIZED COST	FAIR VALUE	COST IN EXCESS OF FAIR VALUE
Fixed Maturities
One Year or Less	$200.4	$199.9	$(0.5)
Over One Year through Five Years	1,095.9	1,076.1	(19.8)
Over Five Years through Ten Years	528.6	518.7	(9.9)
Over Ten Years	2,227.0	2,171.9	(55.1)
Mortgage-Backed Securities	721.0	708.7	(12.3)

Total Fixed Maturities	4,772.9	4,675.3	(97.6)
Total Marketable Equity Securities	121.9	110.9	(11.0)

Total	$4,894.8	$4,786.2	$(108.6)

Unrealized losses on our fixed maturities that have been in a loss position for more than a year at June 30, 2007 were $29.7, compared with $32.3 at December 31, 2006. There were no unrealized losses on our marketable equity securities that were in a loss position for more than a year at June 30, 2007 or December 31, 2006. Total unrealized losses were less than 1% of our total portfolio value at both June 30, 2007 and December 31, 2006.

We continue to monitor these securities as part of our overall portfolio evaluation. If we determine that an unrealized loss is other-than-temporary, we report an impairment loss in the period that we make that determination.

Diversification

Our investment portfolio is well diversified by issuer and industry type with no single issuer, except U.S. Government fixed maturities, exceeding 1% of the fair value of our consolidated investment portfolio.

These tables show our investment types and industries of our fixed maturities and marketable equity securities that exceed 3% of our portfolio at June 30, 2007 and December 31, 2006:

JUNE 30, 2007	CARRYING VALUE	PERCENT OF TOTAL
States and Political Subdivisions	$4,664.3	46.0%
Banks	705.3	7.0
U.S. Government and Agencies	716.6	7.1
Mortgage-Backed Securities	969.1	9.5
Other	3,046.0	30.1

Total Fixed Maturities and Marketable Equity Securities	10,101.3	99.7
Other Invested Assets	30.4	0.3

Total Investment Portfolio	$10,131.7	100.0%

DECEMBER 31, 2006	CARRYING VALUE	PERCENT OF TOTAL
States and Political Subdivisions	$4,511.7	42.3%
Banks	954.1	8.9
U.S. Government and Agencies	787.9	7.4
Mortgage-Backed Securities	1,169.6	11.0
Other	3,225.4	30.3

Total Fixed Maturities and Marketable Equity Securities	10,648.7	99.9
Other Invested Assets	14.3	0.1

Total Investment Portfolio	$10,663.0	100.0%

Investment Portfolio Quality

The quality ratings of our fixed maturities portfolio were:

RATING	PERCENT AT JUNE 30, 2007	PERCENT AT DECEMBER 31, 2006
AAA	56%	54%
AA	15	15
A	16	19
BBB	10	10

Subtotal	97	98
BB or lower	2	1
Not Rated	1	1

Total	100%	100%

Below Investment Grade and Other Securities – A security is considered below investment grade if it has a rating below BBB. Our consolidated investment portfolio included below investment grade fixed maturities with a fair value of $127.2 at June 30, 2007 and $83.0 at December 31, 2006. The increase in fair value of these investments reflects a higher mix of tax-exempt municipal bonds in our portfolio as of June 30, 2007 compared with June 30, 2006.

As of June 30, 2007, these securities represented 1.5% of our total fixed maturities at fair value. As of December 31, 2006, these securities represented 0.9% of our total fixed maturities at fair value. The related amortized cost of the below investment grade fixed maturities was $125.1 at June 30, 2007 and $79.1 at December 31, 2006.

As of June 30, 2007, our below investment grade securities included gross unrealized investment gains of $3.8 and gross unrealized losses of $1.7. As of December 31, 2006, our below investment grade securities included gross unrealized investment gains of $4.1 and gross unrealized losses of $0.2.

Our investment portfolio as of June 30, 2007 also included $44.2 of non-publicly traded fixed maturities and marketable equity securities (representing 1.4% of our total portfolio) and $87.1 of not-rated fixed maturities (securities not rated by a national rating service) representing 0.9% of our total portfolio at June 30, 2007. Our investment portfolio as of December 31, 2006 included $144.2 of non-publicly traded fixed maturities and marketable equity securities (representing 1.4% of our total portfolio) and $87.4 of not-rated fixed maturities representing 0.8% of our total portfolio at December 31, 2006.

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

Net Investment Income

This table summarizes our pretax net investment income by portfolio:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2007	2006	2007	2006
P&C	$120.1	$117.8	$241.2	$234.7
Corporate	8.1	7.7	14.2	15.5

Total Net Investment Income	$128.2	$125.5	$255.4	$250.2

Our annualized investment income yields were:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2007	2006	2007	2006
Pretax	5.3%	4.9%	5.2%	4.9%
After Tax	4.2%	3.7%	4.1%	3.7%

The increase in net investment income in the three and six months ended June 30, 2007, compared with the same periods in 2006, was due to higher interest rates on new purchases of fixed income investments.

Our after-tax yields increased in the three and six months ended June 30, 2007, compared with the same periods in 2006, due to our increased investment in tax-exempt municipal bonds.

Net Realized Investment Gains and Losses

Pretax net realized investment gains (losses) by portfolio were:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2007	2006	2007	2006
P&C	$7.6	$(25.7)	$14.2	$(8.8)
Corporate	9.8	(11.5)	15.6	(13.5)

Total Pretax Net Realized Investment Gains (Losses)	$17.4	$(37.2)	$29.8	$(22.3)

Pretax net realized investment gains and losses by component were:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2007	2006	2007	2006
Gross Gains on Fixed Maturities Transactions	$5.3	$4.6	$8.7	$9.4
Gross Losses on Fixed Maturities Transactions	(1.6)	(2.3)	(2.3)	(9.3)
Gross Gains on Marketable Equity Securities Transactions	6.4	6.9	15.0	37.3
Gross Losses on Marketable Equity Securities Transactions	—	(0.3)	(2.3)	(4.8)

Total Net Gains on Securities Transactions	10.1	8.9	19.1	32.6

Impairments on Fixed Maturities	(2.9)	(38.7)	(3.5)	(46.1)
Impairments on Marketable Equity Securities	—	(1.5)	(1.8)	(3.2)

Total Impairments	(2.9)	(40.2)	(5.3)	(49.3)

Other, Net	10.2	(5.9)	16.0	(5.6)

Total Pretax Net Realized Investment Gains (Losses)	$17.4	$(37.2)	$29.8	$(22.3)

In June 2007, we terminated an interest rate swap derivative which was designated as a cash flow hedge and received cash proceeds of $10.4 which represented the fair market value of the contract on the termination date. Upon termination, we recognized a $10.2 gain as the forecasted cash flows are probable of not occurring by the original dates specified or within two months of those dates.

Net Gains on Securities Transactions

The fair value of fixed maturities and marketable equity securities that we sold at a loss was $155.7 for the three months ended June 30, 2007, and $314.4 for the six months ended June 30, 2007, compared with the same periods in 2006.

Our total net realized investment loss on these sales for the three months ended June 30, 2007 was $1.4, compared with $2.1 in the same period in 2006, and $4.2 for the six months ended June 30, 2007, compared with $12.8 in the same period in 2006. The securities sold at a loss during 2007 were non-performing securities sold to purchase tax-exempt bonds. The net realized investment losses in 2006 were primarily related to sales of securities impaired in prior periods, securities that became impaired during the three months ended June 30, 2006, and sales of securities that had substantially recovered in value after being impaired in prior periods.

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

In our impairment determination process, we consider our intent and ability to hold to maturity investments that decline in value. Our intent to hold an investment could change due to changes in the financial condition and near-term prospects of the issuer or significant changes in our cash needs as a result of a major catastrophe.

We continually monitor our investment portfolio and markets for opportunities to:

•	Manage credit quality

•	Reduce our exposure to companies and industries with credit problems

•	Manage call risk

Pretax investment impairments by portfolio were:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2007	2006	2007	2006
P&C
Fixed Maturities	$1.6	$32.7	$2.2	$39.0
Marketable Equity Securities	—	1.5	1.8	3.2

Corporate
Fixed Maturities	1.3	6.0	1.3	7.1

Total Pretax Investment Impairments	$2.9	$40.2	$5.3	$49.3

The decrease in impairments in the three and six months ended June 30, 2007 compared with the same periods in 2006 was due to the 2006 impairments on previously impaired equity securities and our review of our fixed maturities, pursuant to which we determined that some securities might not be held until they recover to full value.

Capital Resources and Liquidity

Our Liquidity Needs

Liquidity is a measure of our ability to generate sufficient cash flows to meet the short- and long-term cash requirements of our insurance operations.

P&C insurance liabilities are somewhat unpredictable and largely short in duration. Our payments to policyholders depend upon losses they suffer from accidents or other unpredictable events that are covered by insurance. Although we estimate how much cash we’ll need and when we’ll need it based on prior experience and the mix of business we write, we cannot predict all future events, particularly catastrophes. As a result, we invest most of our money in high-quality liquid securities – investments that can quickly be turned into cash – to support our projected or potential need for liquidity.

We believe that cash flows from our operations, investment portfolio and bank credit facility are sufficient to meet our future liquidity needs. For more information about our financial abilities, see the Financial Strength Ratings section.

On July 11, 2007 our board of directors approved a non-recourse, non-refundable contribution to the Safeco Insurance Foundation, a separate 501(c)3 endowment fund, of appreciated equity securities with a fair value of $60.0 and a book value of $2.1. The contribution was funded on July 27, 2007. We estimate the after-tax impact to be $18.9.

Sources of Our Funds

We get cash from insurance premiums, dividends from our subsidiaries, interest income, sales or maturity of investments, and debt and equity offerings.

We have not engaged in the sale of investments or other assets by securitization.

Our cash flow for the six months ended June 30, 2007 and 2006 was:

SIX MONTHS ENDED JUNE 30,	2007	2006
Cash and Cash Equivalents – Beginning of Period	$287.6	$556.3
Net Cash Provided by (Used in):
Operating Activities	266.4	282.9
Investing Activities	569.3	342.9
Financing Activities	(427.8)	(636.3)

Cash and Cash Equivalents – End of Period	$695.5	$545.8

The decrease in cash provided by operating activities in the six months ended June 30, 2007 compared with the same period in 2006 was primarily due to lower premiums received of $65.9.

The change in cash from investing activities in the six months ended June 30, 2007 compared with the same period in 2006 was a result of decreased sales in marketable equity securities as well as a decrease in our securities lending program. In addition, we received proceeds of $212.6 on the sale of our Redmond, Washington office campus in the second quarter of 2006. We recognized a pretax gain of $32.8 ($21.3 after tax) on the sale.

The changes in cash from financing activities were a result of our share and debt repurchases described below.

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

In the first six months of 2007 we used $157.8 to repurchase stock, compared with $511.0 to repurchase stock and debt in the first six months of 2006.

Our insurance subsidiaries pay dividends to Safeco Corporation. We then use that money to pay dividends to our shareholders, repurchase common stock, as well as to make principal and interest payments on our debt. Individual states limit the amount of dividends that our subsidiaries domiciled in those states can pay Safeco Corporation. Exceeding such limits would require prior regulatory approval. We have requested and received approval from state regulators for special dividends totaling $700.0 to be paid by our subsidiaries to Safeco Corporation on August 15, 2007.

Our Capital Structure

Capital resources protect our policyholders, provide us with financial strength and facilitate continued business growth. Our capital structure consists of debt and equity and was as follows:

	JUNE 30, 2007	DECEMBER 31, 2006
Total Debt	$1,250.0	$1,250.0

Equity Excluding Accumulated Other Comprehensive Income	3,598.4	3,443.7
Accumulated Other Comprehensive Income, Net of Taxes	416.9	484.2

Total Shareholders’ Equity	4,015.3	3,927.9

Total Capitalization	$5,265.3	$5,177.9

Ratio of Debt to Equity	31.1%	31.8%
Ratio of Debt to Capitalization	23.7%	24.1%

Repurchases of Debt – In the first six months of 2006, we repurchased $32.3 in principal amount of 8.072% Debentures. Including transaction costs, we reported a loss on debt repurchase of $2.9 pretax ($1.9 after tax) in the Consolidated Statements of Income.

In July 2007, we paid down two issues of our outstanding debt. On July 16, 2007 we redeemed $322.3 of our Debentures for $336.4. The Debentures were redeemed at a price of 104% of principal, and we incurred a pretax expense of $14.1 for the redemption premium. We also retired our $26.3 Capital Trust equity investment, which was reported as debt on our Consolidated Balance Sheets. In addition, we paid $197.3 of our 6.875% senior notes which matured on July 15, 2007.

Share Repurchases – We summarize our share repurchase activity for the six months ended June 30, 2007 and 2006 below:

Program	Number of Shares Purchased (Issued)	Average Price Paid Per Share	Total Cost
2006 Repurchases
January Share Repurchases	477,800	$53.69	$25.7
10b5-1, February 2006 Plan	4,828,670	51.75	250.0
10b5-1, May 2006 Plan	3,586,300	55.75	200.0

Total Repurchases thru June 30, 2006	8,892,770	$53.45	$475.7

2007 Repurchases
10b5-1, May 2007 Plan	2,521,982	$62.56	$157.8
Accelerated Share Repurchase Settlement	(866,685)	—	—

Total Repurchases thru June 30, 2007	1,655,297	$62.56	$157.8

Approximately 2.3 million shares remain available for repurchase under board-approved repurchase programs.

On May 2, 2007, we increased our quarterly dividend rate by 33% for the year-to-date, to $0.40 per share which we paid on July 23, 2007.

Our Bank Credit Facility – We maintain a $300.0 revolving credit facility, which may be used for working capital and general corporate purposes. The terms of the bank credit facility – which runs through March 2010 – require us to:

•	Pay a fee to have these funds available

•	Maintain a specified minimum level of shareholders’ equity

•	Keep our debt-to-capitalization ratio below a specified maximum

The bank credit facility does not require us to maintain any deposits as compensating balances. As of June 30, 2007, we had no borrowings under the bank credit facility and we were in compliance with all its covenants.

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

On May 30, 2007, A.M. Best affirmed our debt ratings and the financial strength ratings of our insurance subsidiaries, keeping its view of our ratings on positive outlook. On May 14, 2007, Standard & Poor’s affirmed our ratings and revised its outlook to stable from positive. On March 6, 2007, Moody’s affirmed our ratings and revised its outlook to stable from positive.

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

On May 24, 2007 we entered into an outsourcing agreement with BlackRock Financial Management, Inc. to manage our investment portfolio and provide certain investment management accounting services. The effective date of this transition was July 2, 2007. We have concluded that this arrangement will represent a material change in our internal control over financial reporting in future periods.

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

On January 16, 2007, the United States Supreme Court heard oral argument in Burr v. Safeco. At issue was the Ninth Circuit Court of Appeal’s decision in the case. The underlying lawsuit, which was brought in October 2001 on behalf of a putative class of policyholders and sought statutory damages, alleged that we willfully violated the Fair Credit Reporting Act (“FCRA”) by failing to send appropriate notices to new customers whose initial rates were higher than they would have been had the customer had a more favorable credit report. The District Court for the District of Oregon granted summary judgment for us, holding that FCRA’s adverse action notice requirement did not apply to the rate first charged for an initial policy of insurance. The Ninth Circuit reversed the district court, holding that the adverse action notice requirement applies to new business and that our failure to send appropriate notices constituted a willful violation of FCRA. On June 4, 2007, the United States Supreme Court reversed the Ninth Circuit’s decision and ruled that Safeco had not acted to willfully violate FCRA.

On August 1, 2006, Emma Schwartzman, a shareholder, filed a derivative and direct complaint in federal court for the Western District of Washington, relating to the Executive Transition Services Agreement Safeco entered into with Mike McGavick, our former Chief Executive Officer. The complaint named as defendants certain current and former members of the Safeco Board and alleged the defendants breached their fiduciary duty by authorizing acts of corporate waste and ultra vires acts in the approval of that agreement. The complaint also claimed that the Board caused Safeco to make false and misleading statements about that agreement in our 2006 Proxy Statement. The complaint was in part derivative in nature and did not seek monetary damages from us. Rather, it asked that the director defendants correct the statements made in the 2006 Proxy Statement. We advanced payment of legal fees and costs incurred by the defendants. We and the director defendants filed a motion to dismiss on October 31, 2006. On April 19, 2007, the district court granted a complete dismissal of the plaintiff’s claims. Plaintiff failed to file an amended complaint within the time allowed, so the case is concluded.

On July 19, 2005, we received a shareholder demand letter asserting that our directors and certain former officers of Talbot Financial Corporation (Talbot) breached their duties owed to Safeco in connection with the sale of Talbot in July 2004. The letter demanded that we commence an action against the directors who approved the transaction and against the officers involved in the transaction. We formed a board committee comprised of directors not involved in the sale to review the matter. Following an investigation, the committee determined that the actions called for in the letter should not be undertaken. The shareholder, Nicholas Goldware, trustee of the Goldware Family Trust, subsequently filed a derivative complaint in King County Superior Court on March 14, 2006. The complaint named as defendants certain current and former members of our board of directors, unnamed members of the board of directors of our subsidiary, General America Corporation, and the Talbot officers. The complaint alleged the defendants breached fiduciary duties, that the Talbot officers were unjustly enriched, and that the director defendants participated in and facilitated a breach of fiduciary duties by the Talbot officers. The complaint was derivative in nature and did not seek monetary damages from us. However, we have advanced, and will continue advancing throughout the pendency of this action payment of legal fees and costs incurred by the defendants. A motion to dismiss was filed by us and the director defendants on June 21, 2006. On May 14, 2007, the judge heard argument and dismissed the plaintiff’s claims finding that Goldware had not pled sufficient facts in support of his claims. The dismissal was without prejudice, so the plaintiff can pursue his claim if he is able to file a complaint with allegations that meet the legal standard.

We do not believe that the foregoing cases or other pending litigation will have a material adverse effect on our financial condition, operating results or liquidity.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 – 30	—	$—	—	4,787,234
May 1 – 31	888,200	$63.34	888,200	3,899,034
June 1 – 30	1,633,782	$62.15	1,633,782	2,265,252

Total	2,521,982	$62.56	2,521,982

(1)	On May 4, 2007, we executed a Rule 10b5-1 trading plan to purchase up to $250.0 of our common stock and completed the plan on July 24, 2007. We purchased a total of 4.0 million shares at an average price of $62.03 under this plan.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Safeco’s Annual Meeting of Shareholders was held on May 2, 2007. Safeco shareholders elected five nominees to the Board of Directors. The results of the voting were as follows:

Director	Term Expires	For	Withheld
Robert S. Cline	2010	94,885,404	3,227,277
Marie S. Eitel	2010	96,016,551	2,096,130
John S. Hamlin	2010	96,086,704	2,025,977
Paula Rosput Reynolds	2010	94,748,970	3,363,711
Charles R. Rinehart	2008	96,100,391	2,012,290

There were no abstentions or broker non-votes with respect to the election of directors.

Directors whose terms continued after the meeting were Joseph W. Brown, Peter L.S. Currie, Joshua Green III, Kerry Killinger, Gary F. Locke, William G. Reed, Jr. and Judith M. Runstad.

At the annual meeting, shareholders ratified the appointment of Ernst & Young LLP as our independent registered public accounting firm. The vote was 96,066,531 for the ratification, 1,442,183 against the ratification, and there were 603,967 abstentions and no broker non-votes.

Shareholders voted against a proposal regarding majority voting in the election of directors. The vote was 40,393,097 for ratification, 49,331,500 against ratification, and there were 925,207 abstentions and no broker non-votes.

ITEM 5 – OTHER INFORMATION

Consistent with our general practice of not having employment contracts with our executive officers, our employment agreement with Arthur Chong, dated October 14, 2005, was terminated on July 30, 2007, upon mutually agreed terms. Mr. Chong will continue to be employed, at-will, as our Executive Vice President and Chief Legal Officer.

ITEM 6 – EXHIBITS

3.1	Bylaws (as last amended May 2, 2007).

10.1	Investment Management and Accounting Services Agreement between Safeco Corporation and its subsidiary, Safeco Insurance Company of America, on behalf of themselves and each of their Affiliates, and BlackRock Financial Management, Inc., dated May 24, 2007.

10.2	Form of Director Indemnification Agreement, effective as of May 10, 2007, filed as Exhibit 10.1 to Safeco’s current report on Form 8-K, dated May 15, 2007 (File No. 1-6563), is incorporated herein by this reference.

10.3	Safeco Success Sharing Plan, as Amended May 2, 2007.

10.4	Safeco Long-Term Incentive Plan of 1997, as Amended and Restated May 2, 2007.

10.5	Safeco Leadership Performance Plan, as Amended May 2, 2007.

10.6	Stock Award Program for Non-Employee Directors under the Safeco Long-Term Incentive Plan of 1997, as Amended and Restated February 2, 2007.

10.7	Form of Restricted Stock Rights Award Agreement issued pursuant to the Stock Award Program for Non-Employee Directors under the Safeco Long-Term Incentive Plan of 1997, as Amended.

31.1	Certification of Chief Executive Officer of Safeco Corporation dated July 31, 2007, in accordance with Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer of Safeco Corporation dated July 31, 2007, in accordance with Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer of Safeco Corporation dated July 31, 2007, in accordance with 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of Safeco Corporation, dated July 31, 2007, in accordance with 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Safeco Corporation and Subsidiaries

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on July 31, 2007.

Safeco Corporation
Registrant

/s/ Ross J. Kari
Ross J. Kari Executive Vice President, Chief Financial Officer and Chief Accounting Officer