Form 10-Q
period 2007-09-30
SAFECO CORP
filed 2007-10-30
CIK 86104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended September 30, 2007

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Transition Period from              to             .

Commission File Number: 1-6563

Safeco Corporation

State of Incorporation: Washington

I.R.S. Employer I.D. No.: 91-0742146

Address of Principal Executive Offices: Safeco Plaza, 1001 4th Avenue, Seattle, Washington 98185

Telephone: 206-545-5000

Former Address of Principal Executive Offices: Safeco Plaza, Seattle, WA 98185

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

94,549,621 shares of common stock were outstanding at October 23, 2007.

Safeco Corporation and Subsidiaries

Safeco Corporation and Subsidiaries

Consolidated Statements of Income

(In millions, except per share amounts)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)
REVENUES
Net Earned Premiums	$1,411.0	$1,383.4	$4,172.0	$4,220.1
Net Investment Income	117.3	130.9	372.7	381.1
Net Realized Investment Gains	109.9	22.9	139.7	0.6
Gains on Sales of Real Estate	—	122.6	—	155.4

Total Revenues	1,638.2	1,659.8	4,684.4	4,757.2

EXPENSES
Losses and Loss Adjustment Expenses	909.8	824.2	2,616.0	2,465.0
Amortization of Deferred Policy Acquisition Costs	240.6	235.2	708.1	698.7
Other Underwriting and Operating Expenses	156.7	166.6	468.6	518.9
Contributions to Safeco Insurance Foundation	60.0	30.0	60.0	30.0
Interest Expense	12.0	22.9	58.2	68.6
Losses on Debt Repurchases	16.6	—	16.6	2.9
Restructuring and Asset Impairment Charges	0.9	20.7	2.7	22.7

Total Expenses	1,396.6	1,299.6	3,930.2	3,806.8

Income before Income Taxes	241.6	360.2	754.2	950.4
Provision for Income Taxes	47.2	104.5	190.9	286.8

Net Income	$194.4	$255.7	$563.3	$663.6

NET INCOME PER SHARE OF COMMON STOCK
Net Income Per Share of Common Stock – Diluted	$1.93	$2.20	$5.39	$5.56
Net Income Per Share of Common Stock – Basic	$1.93	$2.21	$5.42	$5.59

DIVIDENDS DECLARED PER SHARE	$0.40	$0.30	$1.10	$0.85

See Condensed Notes to Consolidated Financial Statements.

Safeco Corporation and Subsidiaries

Consolidated Balance Sheets

(In millions)

	SEPTEMBER 30, 2007	DECEMBER 31, 2006
	(Unaudited)
ASSETS
Investments
Available-for-Sale Securities:
Fixed Maturities, at Fair Value (Cost or amortized cost: $7,754.8; $8,901.6)	$7,876.7	$9,119.0
Marketable Equity Securities, at Fair Value (Cost: $811.2; $1,018.4)	1,289.6	1,529.7
Other Invested Assets	30.3	14.3

Total Investments	9,196.6	10,663.0
Cash and Cash Equivalents	665.8	287.6
Accrued Investment Income	107.4	126.5
Premiums and Service Fees Receivable	1,147.5	1,085.6
Deferred Policy Acquisition Costs	425.2	383.9
Reinsurance Recoverables	442.6	429.9
Property and Equipment for Company Use (At cost less accumulated depreciation: $213.8; $211.9)	192.0	144.4
Current Income Taxes Recoverable	73.0	74.8
Net Deferred Income Tax Assets	141.1	143.7
Other Assets	271.2	114.6
Securities Lending Collateral	408.1	759.0

Total Assets	$13,070.5	$14,213.0

LIABILITIES AND SHAREHOLDERS’ EQUITY
Loss and Loss Adjustment Expense Reserves	$5,165.0	$5,171.4
Unearned Premiums	2,307.9	2,175.3
Debt	704.0	1,250.0
Other Liabilities	778.0	913.1
Securities Lending Payable	408.1	759.0

Total Liabilities	9,363.0	10,268.8

Commitments and Contingencies	—	—
Restricted Stock Rights	18.3	16.3

Preferred Stock, No Par Value
Shares Authorized: 10
Shares Issued and Outstanding: None	—	—
Common Stock, No Par Value
Shares Authorized: 300
Shares Reserved for Stock Awards: 4.4; 4.9
Shares Issued and Outstanding: 96.2; 105.3	—	3.2
Retained Earnings	3,292.6	3,440.5
Accumulated Other Comprehensive Income, Net of Taxes	396.6	484.2

Total Shareholders’ Equity	3,689.2	3,927.9

Total Liabilities and Shareholders’ Equity	$13,070.5	$14,213.0

See Condensed Notes to Consolidated Financial Statements.

Safeco Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(In millions)

NINE MONTHS ENDED SEPTEMBER 30,	2007	2006
	(Unaudited)
OPERATING ACTIVITIES
Insurance Premiums Received	$4,222.9	$4,279.2
Dividends and Interest Received	405.7	418.4
Losses and Loss Adjustment Expenses Paid	(2,722.9)	(2,618.0)
Underwriting, Acquisition and Other Operating Costs Paid	(1,139.0)	(1,269.6)
Interest Paid	(77.9)	(80.8)
Income Taxes Paid	(136.4)	(239.6)

Net Cash Provided by Operating Activities	552.4	489.6

INVESTING ACTIVITIES
Purchases of:
Fixed Maturities Available-for-Sale	(1,304.0)	(1,655.1)
Marketable Equity Securities Available-for-Sale	(318.2)	(504.7)
Property and Equipment for Company Use	(93.4)	(44.4)
Sales of:
Fixed Maturities Available-for-Sale	1,270.8	1,152.0
Marketable Equity Securities Available-for-Sale	581.9	270.8
Real Estate	2.1	356.2
Maturities and Calls of Fixed Maturities Available-for-Sale	929.7	647.9
Redemption of Capital Trust Securities	26.3	—
Securities Lending Collateral Returned	350.9	233.5
Sale of Subsidiary, Net of Cash Sold	5.0	(42.2)
Other, Net	(0.4)	7.9

Net Cash Provided By Investing Activities	1,450.7	421.9

FINANCING ACTIVITIES
Common Shares Reacquired	(623.1)	(562.0)
Repurchases of Debt	(558.9)	(34.5)
Securities Lending Collateral Paid	(350.9)	(233.5)
Dividends Paid to Shareholders	(105.6)	(95.6)
Stock Options Exercised	13.6	82.3

Net Cash Used in Financing Activities	(1,624.9)	(843.3)

Net Increase in Cash and Cash Equivalents	378.2	68.2
Cash and Cash Equivalents at Beginning of Period	287.6	556.3

Cash and Cash Equivalents at End of Period	$665.8	$624.5

See Condensed Notes to Consolidated Financial Statements.

Safeco Corporation and Subsidiaries

Consolidated Statements of Cash Flows –

Reconciliation of Net Income to Net Cash Provided by Operating Activities

(In millions)

NINE MONTHS ENDED SEPTEMBER 30,	2007	2006
	(Unaudited)
Net Income	$563.3	$663.6
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Net Realized Investment Gains	(139.7)	(0.6)
Amortization of Discount and Accretion of Premium on Fixed Maturities	19.1	31.2
Amortization, Depreciation and Impairments	30.9	47.6
Deferred Income Tax Provision	49.5	56.3
Gains on Sales of Real Estate	—	(155.4)
Non-Cash Contributions to Safeco Insurance Foundation	60.0	30.0
Losses on Debt Repurchases	16.6	2.9
Other, Net	6.2	(8.8)
Changes in, Net of Dispositions:
Accrued Investment Income	19.1	13.4
Premiums and Service Fees Receivable	(61.9)	(30.4)
Current Income Taxes Recoverable	1.8	(21.8)
Deferred Policy Acquisition Costs	(41.3)	(14.6)
Loss and Loss Adjustment Expense Reserves	(6.4)	(148.3)
Unearned Premiums	132.6	85.0
Other Assets and Liabilities	(97.4)	(60.5)

Total Adjustments	(10.9)	(174.0)

Net Cash Provided by Operating Activities	$552.4	$489.6

As described in Note 1, we issued 866,685 shares to settle our accelerated share repurchase program in the nine months ended September 30, 2007.

There were no significant non-cash financing or investing activities in the nine months ended September 30, 2007 or September 30, 2006, except as provided above.

See Condensed Notes to Consolidated Financial Statements.

Safeco Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity

(In millions, except share amounts)

NINE MONTHS ENDED SEPTEMBER 30,	2007	2006
	(Unaudited)
COMMON STOCK
Balance at Beginning of Period	$3.2	$434.8
Shares Issued for Options and Rights (Net of Taxes $3.3; $12.1)	15.6	90.0
Share-based Compensation	7.2	2.2
Reclassification of Share-Based Payments to Liabilities	—	(5.4)
Shares Reacquired	(26.0)	(521.6)

Balance at End of Period	—	—

RETAINED EARNINGS
Balance at Beginning of Period	3,440.5	3,333.0
Net Income	563.3	663.6
Dividends Declared	(113.4)	(99.4)
Shares Reacquired	(597.1)	(40.4)
Cumulative Effect of Adoption of FIN 48	(0.7)	—

Balance at End of Period	3,292.6	3,856.8

ACCUMULATED OTHER COMPREHENSIVE INCOME, NET OF TAXES
Balance at Beginning of Period	484.2	356.8
Other Comprehensive Income (Loss)	(87.6)	56.3

Balance at End of Period	396.6	413.1

SHAREHOLDERS’ EQUITY	$3,689.2	$4,269.9

NINE MONTHS ENDED SEPTEMBER 30,	2007	2006
	(Unaudited)
COMMON SHARES OUTSTANDING
Number of Shares Outstanding at Beginning of Period	105,341,791	123,584,593
Shares Issued for Accelerated Share Repurchase Settlement	866,685	—
Shares Issued for Options and Rights	448,635	2,297,598
Shares Reacquired	(10,420,931)	(10,444,770)

Number of Shares Outstanding at End of Period	96,236,180	115,437,421

See Condensed Notes to Consolidated Financial Statements.

Safeco Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

(In millions)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)
Net Income	$194.4	$255.7	$563.3	$663.6
Other Comprehensive Income (Loss), Net of Taxes:
Change in Unrealized Gains on Available-for-Sale Securities	71.8	188.7	27.4	66.5
Reclassification Adjustment for Net Realized Investment Gains Included in Net Income	(91.6)	(25.2)	(110.9)	(10.2)
Amortization of Pension and Other Postretirement Benefit Amounts	(0.5)	—	(4.1)	—

Other Comprehensive Income (Loss)	(20.3)	163.5	(87.6)	56.3

Comprehensive Income	$174.1	$419.2	$475.7	$719.9

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

BASIS OF PRESENTATION

We have prepared our Consolidated Financial Statements in conformity with U.S. generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q. Certain financial information that is required in the annual financial statements prepared in conformity with GAAP may not be required for interim financial reporting purposes and has been condensed or omitted. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation of results for the interim periods have been included. Results for the nine-month period ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

EARNINGS PER SHARE

We calculate basic earnings per share by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share includes the weighted-average common shares outstanding during the period plus the weighted average of potential dilutive common shares outstanding during the period. Potential dilutive common shares include restricted stock rights and performance measure restricted stock rights (collectively, RSRs) and outstanding stock options, which are calculated using the treasury stock method. Potential dilutive common shares also include any shares used to settle or assumed to be used to settle our accelerated share repurchase program, which are calculated using the if-converted method. We have included the RSRs in our diluted earnings per share calculation. We do not consider our RSRs to be participating securities in calculating basic earnings per share even though dividends are paid on those awards prior to vesting.

For the three months ended September 30, 2007, we excluded 454,000 stock options and RSRs, and for the nine months ended September 30, 2007, we excluded 508,000 stock options and RSRs from the dilutive earnings per share calculation because their inclusion would have been antidilutive. For the three months ended September 30, 2006, we excluded 260,000 stock options and RSRs from the dilutive earnings per share calculation and for the nine months ended September 30, 2006, we excluded 257,000 stock options and RSRs.

Diluted and Basic Average Shares Outstanding and Net Income Per Share are summarized as follows:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2007	2006	2007	2006
Net Income	$194.4	$255.7	$563.3	$663.6

Diluted:
Average Number of Common Shares Outstanding	100.5	115.9	104.0	118.8
Additional Common Shares Assumed Issued	0.3	0.4	0.6	0.6

Average Shares Outstanding – Diluted	100.8	116.3	104.6	119.4

Net Income Per Share – Diluted	$1.93	$2.20	$5.39	$5.56

Basic:
Average Number of Common Shares Outstanding	100.5	115.9	104.0	118.8

Net Income Per Share – Basic	$1.93	$2.21	$5.42	$5.59

SHARE–BASED COMPENSATION EXPENSE

Our pretax and after-tax share-based compensation expense is summarized as follows:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2007	2006	2007	2006
Share-based Compensation Expense	$4.2	$2.6	$12.3	$16.5
Income Tax Benefit	1.5	0.9	4.2	5.6

Share-based Compensation Expense After Tax	$2.7	$1.7	$8.1	$10.9

Stock options and RSRs granted during 2007 vest on a different schedule than those granted in prior years. Previously, the awards generally vested on a pro-rata basis over four years. Beginning in 2007, stock options cliff vest after three years and RSRs cliff vest after two years.

Our RSRs and stock options granted are summarized as follows:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2007	2006	2007	2006
RSRs granted	16,602	—	272,103	401,372
Stock Options granted	25,361	—	202,650	259,770

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

We had a market value of $274.8 of fixed maturities and $125.0 of marketable equity securities loaned at September 30, 2007. We had a market value of $578.1 of fixed maturities and $159.9 of marketable equity securities loaned at December 31, 2006.

INCOME TAXES

We adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes,” on January 1, 2007. As a result of the implementation of FIN 48, we recognized a $0.7 increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to Retained Earnings in our Consolidated Balance Sheets at January 1, 2007. As of the date of adoption, we had $5.0 of gross unrecognized tax benefits, of which $4.4 would impact our effective tax rate if recognized.

It is expected that the amount of unrecognized tax benefits will change during the next 12 months. However, we do not expect the change to have a significant impact on our results of operations or financial position. We recognize interest accrued related to unrecognized tax benefits in the Provision for Income Taxes and penalties in Other Underwriting and Operating Expenses in our Consolidated Statements of Income. We had $7.1 accrued for interest and no liability for penalties as of the date of adoption on January 1, 2007.

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

We repurchase shares under Rule 10b5-1 trading plans, open market purchases, and accelerated share repurchase (ASR) programs. Rule 10b5-1 trading plans allow us to repurchase our shares during periods when we would normally not be active in the market because of our own internal trading windows. Through ASR programs, we return excess capital to shareholders and immediately reduce the number of our common shares outstanding. The dealer obtains the shares that we repurchase by borrowing them on the open market and then purchasing shares in the market over time to repay the borrowed shares.

In August 2007, our board of directors approved the repurchase of up to $250.0 of our outstanding common stock in open market purchases and the repurchase of up to $500.0 of our outstanding common stock under a Rule 10b5-1 trading plan, which replaces our prior authorization for share repurchases. We purchased a total of 6.4 million shares under these plans, at an average price of $58.37 for a total cost of $373.1, through September 30, 2007. Approximately 6.5 million shares remain available for repurchase under board-approved repurchase programs.

In May 2007, we implemented a Rule 10b5-1 trading plan to purchase up to $250.0 of our outstanding common stock, and completed this trading plan on July 24, 2007. We purchased a total of 4.0 million shares under this plan, at an average price of $62.03 for a total cost of $250.0.

In November 2006, we repurchased 10.2 million shares, or approximately 8.8%, of our then outstanding common stock, through an ASR program. The ASR program required that we pay the dealer a price adjustment equal to the difference between the share price at contract execution and the actual volume-weighted average price of our shares in the market during the program, subject to a cap on two-thirds of the shares. On March 23, 2007, we settled the price adjustment related to the capped portion of the shares and on May 11, 2007, we settled the remainder of the price adjustment relating to the uncapped portion of the shares. In both cases we issued shares to settle.

We summarize our share repurchase activity for the nine months ended September 30, 2007 and 2006 below:

Program	Number of Shares Purchased (Issued)	Average Price Paid Per Share	Total Cost
2006 Repurchases
Open Market Purchases, January 2006	477,800	$53.69	$25.7
10b5-1, February 2006	1,845,163	51.92	95.8
10b5-1, March 2006	2,875,000	51.70	148.7
10b5-1, April 2006	108,507	50.37	5.5
10b5-1, May 2006	1,868,345	56.23	105.1
10b5-1, June 2006	1,717,955	55.23	94.9
10b5-1, August 2006	1,450,000	55.54	80.5
10b5-1, September 2006	102,000	57.08	5.8

Total Repurchases 2006	10,444,770	$53.81	$562.0

2007 Repurchases
10b5-1, May 2007	888,200	$63.32	$56.3
10b5-1, June 2007	1,633,782	62.15	101.5
10b5-1, July 2007	1,508,401	61.08	92.2
10b5-1, August 2007	1,643,698	58.83	96.7
10b5-1, September 2007	2,377,050	58.37	138.8
Open Market Purchases, August 2007	2,369,800	58.04	137.6

Repurchases under 10b5-1 Plans and Open Market Purchases	10,420,931	59.78	623.1
Accelerated Share Repurchase Settlement	(866,685)	—	—

Total Repurchases 2007	9,554,246	$59.78	$623.1

DIVIDENDS

On May 2, 2007, we increased our quarterly dividend rate by 33%, to $0.40 per share, which we paid on July 23, 2007. On August 1, 2007, our board of directors approved a regular dividend of $0.40 per share on our common stock and on October 22, 2007 we paid a regular dividend to shareholders of record as of October 5, 2007.

VARIABLE INTEREST ENTITIES

In June 1997, Safeco Corporation formed Safeco Capital Trust (the Trust) for the sole purpose of issuing $850.0 in Trust Preferred Securities (Capital Securities) to the public. The Trust used the proceeds from the sale of the Capital Securities to purchase $876.3 of Junior Subordinated Debentures (Debentures) from Safeco Corporation. The balance of these Debentures was $348.6 at December 31, 2006. The Debentures were the sole assets of the Trust, and payments under the Debentures were the sole revenues of the Trust. Further, the holders of the Capital Securities represented the variable interests in the trust, with none holding a significant interest, which means there was no primary beneficiary of the Trust. Upon redemption of these Debentures in July 2007 the Trust was liquidated. We have no other significant interest in a variable interest entity.

NEW ACCOUNTING STANDARDS

New accounting pronouncements that we have adopted or will adopt in the near future are as follows:

FIN 48, “Accounting for Uncertainty in Income Taxes” – In June 2006, the FASB issued an interpretation of SFAS 109, “Accounting for Income Taxes,” to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted this interpretation on January 1, 2007, and the impact upon adoption on our Consolidated Balance Sheets and Statements of Shareholders’ Equity was $0.7.

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

SFAS 157, “Fair Value Measurements” – In September 2006, the FASB issued SFAS 157, which establishes a framework for measuring fair value and requires expanded disclosure about the information used to measure fair value. The statement applies whenever other statements require, or permit, assets or liabilities to be measured at fair value. The statement does not expand the use of fair value in any new circumstances and is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We plan to adopt this statement as of January 1, 2008, and we do not expect the adoption of this statement to have a material impact on our financial condition or results of operations.

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

Emerging Issues Task Force (EITF) Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” – In June 2007, the EITF reached consensus on Issue No. 06-11, which requires that the tax benefit related to dividends paid on RSRs be recorded as an increase to equity, rather than a reduction in income tax expense. Issue No. 06-11 is effective for fiscal years beginning after December 15, 2007. We will adopt Issue No. 06-11 as of January 1, 2008, and we do not expect the impact on our financial condition and results of operations to be material.

Note 2: Investments

FIXED MATURITIES AND MARKETABLE EQUITY SECURITIES

The following tables summarize our fixed maturities and marketable equity securities:

SEPTEMBER 30, 2007	COST OR AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	NET UNREALIZED GAINS	FAIR VALUE
Fixed Maturities:
U.S. Government and Agencies	$402.4	$16.5	$(1.4)	$15.1	$417.5
States and Political Subdivisions	4,741.4	123.9	(41.3)	82.6	4,824.0
Foreign Governments	27.8	6.0	—	6.0	33.8
Corporate Securities:
Banks	237.4	4.6	(0.5)	4.1	241.5
Utilities	128.0	1.3	(0.9)	0.4	128.4
Diversified Financial Services	174.8	2.6	(0.7)	1.9	176.7
Other	1,021.1	16.5	(5.8)	10.7	1,031.8

Total Corporate Securities	1,561.3	25.0	(7.9)	17.1	1,578.4
Mortgage-Backed Securities	1,021.9	9.5	(8.4)	1.1	1,023.0

Total Fixed Maturities	7,754.8	180.9	(59.0)	121.9	7,876.7
Marketable Equity Securities	811.2	479.3	(0.9)	478.4	1,289.6

Total	$8,566.0	$660.2	$(59.9)	$600.3	$9,166.3

DECEMBER 31, 2006	COST OR AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	NET UNREALIZED GAINS (LOSSES)	FAIR VALUE
Fixed Maturities:
U.S. Government and Agencies	$751.6	$23.1	$(2.6)	$20.5	$772.1
States and Political Subdivisions	4,332.2	184.2	(4.7)	179.5	4,511.7
Foreign Governments	35.9	5.4	(0.2)	5.2	41.1
Corporate Securities:
Banks	655.3	6.9	(3.7)	3.2	658.5
Utilities	246.1	1.4	(2.6)	(1.2)	244.9
Diversified Financial Services	212.0	3.1	(1.6)	1.5	213.5
Other	1,498.4	21.8	(12.6)	9.2	1,507.6

Total Corporate Securities	2,611.8	33.2	(20.5)	12.7	2,624.5
Mortgage-Backed Securities	1,170.1	10.8	(11.3)	(0.5)	1,169.6

Total Fixed Maturities	8,901.6	256.7	(39.3)	217.4	9,119.0
Marketable Equity Securities	1,018.4	514.3	(3.0)	511.3	1,529.7

Total	$9,920.0	$771.0	$(42.3)	$728.7	$10,648.7

The following table illustrates the gross unrealized losses and fair values for our investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2007:

	LESS THAN 12 MONTHS		12 MONTHS OR MORE		TOTAL
DESCRIPTION OF SECURITIES	FAIR VALUE	UNREALIZED LOSSES	FAIR VALUE	UNREALIZED LOSSES	FAIR VALUE	UNREALIZED LOSSES
Fixed Maturities:
U.S. Government and Agencies	$73.6	$(1.2)	$14.6	$(0.2)	$88.2	$(1.4)
States and Political Subdivisions	1,924.6	(39.9)	99.3	(1.4)	2,023.9	(41.3)
Corporate Securities	403.3	(4.3)	281.1	(3.6)	684.4	(7.9)
Mortgage-Backed Securities	189.9	(4.0)	376.4	(4.4)	566.3	(8.4)

Total Fixed Maturities	2,591.4	(49.4)	771.4	(9.6)	3,362.8	(59.0)
Marketable Equity Securities	78.1	(0.9)	—	—	78.1	(0.9)

Total	$2,669.5	$(50.3)	$771.4	$(9.6)	$3,440.9	$(59.9)

We reviewed all of our investments with unrealized losses as of September 30, 2007. For all investments other than those for which we recognized an impairment charge, our evaluation determined that their declines in fair value were temporary, and we have the intent and ability to hold these securities until they recover in value. In our review, we considered:

•	How long and by how much the fair value of the security has been below its cost or amortized cost

•	The current financial condition and future prospects of the issuer of the security, including any specific events that may affect its operations or earnings potential

•	Our intent and ability to keep the security long enough for us to recover its value

•	Any downgrades of the security by a rating agency

•	Any reduction or elimination of dividends or non-payment of scheduled interest payments

NET INVESTMENT INCOME

The following table summarizes our net investment income:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2007	2006	2007	2006
Interest on Fixed Maturities:
Taxable	$50.2	$70.4	$174.9	$220.3
Non-Taxable	54.7	43.2	161.6	120.0
Dividends:
Marketable Equity Securities	6.8	7.4	22.1	22.3
Redeemable Preferred Stock	1.4	1.1	4.3	2.6
Other	7.9	10.4	17.1	21.1

Total Investment Income	121.0	132.5	380.0	386.3
Investment Expenses	(3.7)	(1.6)	(7.3)	(5.2)

Net Investment Income	$117.3	$130.9	$372.7	$381.1

The decrease in net investment income is a result of the shift throughout 2006 to tax-exempt municipal bonds, and an overall lower invested asset base due primarily to the sale of securities to fund our debt maturity and redemption and the special dividend paid by our insurance subsidiaries to Safeco Corporation.

NET REALIZED INVESTMENT GAINS (LOSSES)

The following table summarizes our net realized investment gains (losses):

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2007	2006	2007	2006
Net Realized Investment Gains (Losses) from:
Fixed Maturities	$(21.6)	$2.1	$(18.7)	$(43.9)
Marketable Equity Securities	132.4	19.8	143.3	49.1
Other	(0.9)	1.0	15.1	(4.6)

Net Realized Investment Gains	$109.9	$22.9	$139.7	$0.6

The increase in net realized investment gains is due primarily to the gain of $57.9 from the contribution of highly appreciated equity securities to the Safeco Insurance Foundation, the sale of securities to fund the special dividend paid by our insurance subsidiaries to Safeco Corporation, and the sale of securities to increase our cash position for future share repurchases.

In June 2007, we terminated an interest rate swap derivative which was designated as a cash flow hedge and received cash proceeds of $10.4, which represented the fair market value of the contract on the termination date. Upon termination, we recognized a $10.4 gain as the forecasted cash flows were probable of not occurring by the original dates anticipated.

The following tables summarize the proceeds from sales of our investments and components of the related gains (losses) before taxes:

THREE MONTHS ENDED SEPTEMBER 30, 2007	FIXED MATURITIES AVAILABLE-FOR-SALE	MARKETABLE EQUITY SECURITIES	OTHER	TOTAL
Proceeds from Sales	$415.9	$459.7	$1.5	$877.1

Gross Realized Investment Gains	7.1	147.8	—	154.9
Gross Realized Investment Losses	(17.8)	(7.9)	—	(25.7)

Net Realized Investment Gains (Losses) from Sales	(10.7)	139.9	—	129.2
Impairments	(10.9)	(7.5)	—	(18.4)
Other, Including Losses on Calls and Redemptions	—	—	(0.9)	(0.9)

Net Realized Investment Gains (Losses)	$(21.6)	$132.4	$(0.9)	$109.9

THREE MONTHS ENDED SEPTEMBER 30, 2006	FIXED MATURITIES AVAILABLE-FOR-SALE	MARKETABLE EQUITY SECURITIES	OTHER	TOTAL
Proceeds from Sales	$373.1	$26.4	$—	$399.5

Gross Realized Investment Gains	4.5	31.5	—	36.0
Gross Realized Investment Losses	(0.1)	(2.3)	—	(2.4)

Net Realized Investment Gains from Sales	4.4	29.2	—	33.6
Impairments	(4.3)	(9.4)	—	(13.7)
Other, Including Gains on Calls and Redemptions	2.0	—	1.0	3.0

Net Realized Investment Gains	$2.1	$19.8	$1.0	$22.9

NINE MONTHS ENDED SEPTEMBER 30, 2007	FIXED MATURITIES AVAILABLE-FOR-SALE	MARKETABLE EQUITY SECURITIES	OTHER	TOTAL
Proceeds from Sales	$1,270.8	$581.9	$22.5	$1,875.2

Gross Realized Investment Gains	11.2	162.8	—	174.0
Gross Realized Investment Losses	(19.7)	(10.2)	—	(29.9)

Net Realized Investment Gains (Losses) from Sales	(8.5)	152.6	—	144.1
Impairments	(14.4)	(9.3)	—	(23.7)
Other, Including Gains on Calls and Redemptions	4.2	—	15.1	19.3

Net Realized Investment Gains (Losses)	$(18.7)	$143.3	$15.1	$139.7

NINE MONTHS ENDED SEPTEMBER 30, 2006	FIXED MATURITIES AVAILABLE-FOR-SALE	MARKETABLE EQUITY SECURITIES	OTHER	TOTAL
Proceeds from Sales	$1,152.0	$270.8	$11.3	$1,434.1

Gross Realized Investment Gains	9.0	68.8	—	77.8
Gross Realized Investment Losses	(8.1)	(7.1)	—	(15.2)

Net Realized Investment Gains from Sales	0.9	61.7	—	62.6
Impairments	(50.4)	(12.6)	—	(63.0)
Other, Including Gains (Losses) on Calls and Redemptions	5.6	—	(4.6)	1.0

Net Realized Investment Gains (Losses)	$(43.9)	$49.1	$(4.6)	$0.6

Note 3: Loss and LAE Reserves

The following table analyzes the changes in our loss and loss adjustment expense (LAE) reserves for the nine months ended September 30, 2007 and 2006. We report changes in estimated reserves in the Consolidated Statements of Income in the period we make the change:

NINE MONTHS ENDED SEPTEMBER 30,	2007	2006
Loss and LAE Reserves at Beginning of Period	$5,171.4	$5,358.2
Less Reinsurance Recoverables on Unpaid Losses, Net of Allowance	415.0	420.1

Net Balance at Beginning of Period	4,756.4	4,938.1

Incurred Loss and LAE for Claims Occurring During:
Current Year	2,686.7	2,564.2
Prior Years	(70.7)	(99.2)

Total Incurred Loss and LAE	2,616.0	2,465.0

Loss and LAE Payments for Claims Occurring During:
Current Year	1,300.3	1,324.9
Prior Years	1,312.8	1,289.3

Total Loss and LAE Payments	2,613.1	2,614.2

Net Balance at End of Period	4,759.3	4,788.9
Plus Reinsurance Recoverables on Unpaid Losses, Net of Allowance	405.7	421.0

Loss and LAE Reserves at End of Period	$5,165.0	$5,209.9

In the first nine months of 2007, we reduced our estimates for prior-years’ loss and LAE reserves by $70.7. This total decrease included:

•	$39.4 reduction in workers’ compensation loss and allocated LAE reserves reflecting lower-than-expected severity

•	$28.6 reduction in surety loss and allocated LAE reserves due to a lower-than-expected number of claims

•	$19.5 reduction in construction defects loss and allocated LAE reserves due to a lower-than-expected number of claims

•	$11.3 reduction in catastrophe-related personal property reserves, reflecting decreases in severity estimates primarily related to 2005 hurricanes

•

$19.8 increase in general liability loss and allocated LAE reserves other than asbestos, environmental and construction defects, due to higher-than-expected severity on allegations of abuse for religious institutions offset by lower-than-expected experience in our large commercial accounts

•	$16.8 increase in commercial auto loss and allocated LAE reserves related to higher-than-expected severity

•	$13.1 increase in asbestos loss and allocated LAE reserves related to our participation in reinsurance pools

•	$21.6 net reduction in a number of our other lines due to emerging claim trends and related loss data, including unallocated LAE

In the first nine months of 2006, we reduced our estimates for prior-years’ loss and LAE reserves by $99.2. This total decrease included:

•	$69.0 reduction in personal auto loss and allocated LAE reserves, primarily reflecting decreases in severity estimates in our liability lines

•

$46.4 reduction in commercial multi-peril loss and allocated LAE reserves and general liability reserves other than asbestos, environmental and construction defects, due to lower-than-expected number of claims

•	$21.3 reduction in commercial umbrella loss and allocated LAE reserves due to lower-than-expected number of claims

•

$20.1 reduction in personal property loss and allocated LAE reserves, reflecting lower-than-expected severity and loss adjustment expenses along with favorable development on prior-year catastrophe losses

•	$25.0 increase in asbestos loss and allocated LAE reserves related to large loss activity

•	$20.0 increase in our general liability loss and allocated LAE reserves in our runoff lines due to abuse allegations for religious institutions

•	$12.6 net increase in a number of our other lines due to emerging claim trends and related loss data including unallocated LAE

Note 4: Reinsurance

Our reinsurance recoverables are composed of the following amounts:

	SEPTEMBER 30, 2007	DECEMBER 31, 2006
Reinsurance Recoverables on:
Unpaid Loss and LAE Reserves	$420.6	$427.9
Paid Losses and LAE	36.9	14.9
Allowance for Uncollectible Reinsurance	(14.9)	(12.9)

Total	$442.6	$429.9

The effects of reinsurance on our earned premiums were as follows:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2007	2006	2007	2006
Direct	$1,475.5	$1,423.3	$4,354.6	$4,262.2
Ceded	(93.5)	(73.5)	(272.8)	(147.3)
Assumed	29.0	33.6	90.2	105.2

Net Earned Premiums	$1,411.0	$1,383.4	$4,172.0	$4,220.1

Assumed to Net	2.1%	2.4%	2.2%	2.5%

Reinsurance premiums ceded on a written basis are approximately equal to the ceded earned premiums disclosed above.

In connection with the sale of Safeco Financial Institution Solutions (SFIS) in 2006, we entered into a reinsurance agreement under which we cede 100% of our lender-placed property insurance business. SFIS generated $59.2 of ceded premiums in the three months ended September 30, 2007 and $173.1 in the nine months ended September 30, 2007. SFIS generated $42.4 of ceded premiums in the three months ended September 30, 2006 and $58.5 in the nine months ended September 30, 2006.

Note 5: Debt

The following table shows the total principal amount, current and long-term portions, interest rates and maturities of our debt:

	SEPTEMBER 30, 2007			DECEMBER 31, 2006
	TOTAL	CURRENT	LONG-TERM	TOTAL	CURRENT	LONG-TERM
6.875% Notes due 2007	$—	$—	$—	$197.3	$197.3	$—
4.200% Notes due 2008	200.0	200.0	—	200.0	—	200.0
4.875% Notes due 2010	300.0	—	300.0	300.0	—	300.0
7.250% Notes due 2012	204.0	—	204.0	204.1	—	204.1
8.072% Debentures due 2037	—	—	—	348.6	—	348.6

Total Debt	$704.0	$200.0	$504.0	$1,250.0	$197.3	$1,052.7

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

In July 2007, we redeemed the $322.3 remaining balance of our Debentures for $335.3. The Debentures were redeemed at a price of 104% of principal. We reported a pretax loss on our debt repurchase of $16.6, including the write-off of deferred debt costs. We also retired our $26.3 Capital Trust equity investment, which was also reported as debt on our Consolidated Balance Sheets. In addition, we paid $197.3 for our 6.875% senior notes which matured on July 15, 2007.

We maintain a bank credit facility with $300.0 available, which expires March 2010. The terms of the bank credit facility require us to pay a fee to have these funds available, maintain a specified minimum level of shareholders’ equity and keep our debt-to-capitalization ratio below a specified maximum. This facility does not require us to maintain any deposits as compensating balances. At September 30, 2007, we had no borrowings under the bank credit facility, and we were not in default with any of its covenants.

Note 6: Comprehensive Income

Comprehensive income is defined as all changes in Shareholders’ Equity except those arising from transactions with shareholders. Comprehensive income includes net income and other comprehensive income, which for us consists of changes in unrealized gains or losses on investment securities and amortization of pension and other postretirement benefit amounts.

Our components of other comprehensive income or loss were:

NINE MONTHS ENDED SEPTEMBER 30,	2007			2006
	PRETAX	TAXES	AFTER TAX	PRETAX	TAXES	AFTER TAX
Change in Net Unrealized Gains and Losses on Investment Securities	$11.4	$16.0	$27.4	$87.3	$(20.8)	$66.5
Reclassification Adjustment for Net Realized Investment Gains Included in Net Income	(139.7)	28.8	(110.9)	(0.6)	(9.6)	(10.2)
Amortization of Pension and Other Postretirement Benefit Amounts	(6.3)	2.2	(4.1)	—	—	—

Other Comprehensive Income (Loss)	$(134.6)	$47.0	$(87.6)	$86.7	$(30.4)	$56.3

Note 7: Commitments and Contingencies

LEGAL PROCEEDINGS

In common with the insurance and financial service industries in general, we are subject to legal actions filed or threatened, including punitive damages, in the ordinary course of our operations. Generally, our involvement in legal actions involves defending third-party claims brought against our insureds (in our role as liability insurer) or principals of surety bonds and defending policy coverage claims brought against us.

Litigation arising from claims settlement activities is generally considered in the establishment of our reserve for Loss and Loss Adjustment Expenses (LAE). However, in certain circumstances, we may deem it necessary to provide disclosure due to the size or nature of the potential liability to us.

Based on information currently known to us, we believe that the ultimate outcome of any pending matters is not likely to have a material adverse effect on our financial position or results from operations.

Note 8: Real Estate

REAL ESTATE SALES

In 2006, we revised our real estate strategy. This strategy has led to a migration to leased office space from previously owned facilities. Having sold our office complexes in both Redmond and the University District of Seattle, Washington, we re-established our corporate headquarters in leased space in downtown Seattle, Washington in October 2007.

On May 31, 2006, we completed the sale of our Redmond, Washington office campus. The sale did not include the 66,000-square-foot building containing our data center. Following the close of the sale, we entered into a lease for office and warehouse space at the Redmond campus through May 31, 2007. We received cash proceeds of $212.6 and recognized a pretax gain of $32.8 on the sale. The proceeds included an incentive in the amount of $11.0 to vacate the space by December 31, 2006 and remove our trade fixtures, personal property and equipment no later than January 31, 2007. We recognized the $11.0 pretax gain in January 2007.

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

The following tables present selected financial information by segment and reconcile segment revenues, underwriting and operating results to amounts reported in our Consolidated Statements of Income:

REVENUES

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2007	2006	2007	2006
Net Earned Premiums
SPI
Auto	$653.8	$676.0	$1,961.5	$2,046.0
Property	239.4	228.5	698.9	678.2
Specialty	30.0	27.2	85.9	77.9

Total SPI	923.2	931.7	2,746.3	2,802.1

SBI
SBI Regular	331.0	310.2	967.2	929.7
SBI Special Accounts Facility	66.7	63.4	198.0	198.7

Total SBI	397.7	373.6	1,165.2	1,128.4

Surety	90.2	75.4	259.6	217.8
P&C Other	(0.1)	2.7	0.9	71.8

Total Net Earned Premiums	1,411.0	1,383.4	4,172.0	4,220.1
P&C Net Investment Income	111.4	121.0	352.6	355.7

Total P&C Revenues	1,522.4	1,504.4	4,524.6	4,575.8
Corporate Net Investment Income	5.9	9.9	20.1	25.4
Gains on Sales of Real Estate	—	122.6	—	155.4
Net Realized Investment Gains	109.9	22.9	139.7	0.6

Total	$1,638.2	$1,659.8	$4,684.4	$4,757.2

PRETAX UNDERWRITING PROFIT AND NET INCOME

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2007	2006	2007	2006
Underwriting Profit (Loss)
SPI
Auto	$16.3	$80.1	$50.8	$195.6
Property	19.8	53.1	101.7	131.6
Specialty	(4.3)	2.9	9.7	21.4

Total SPI	31.8	136.1	162.2	348.6

SBI
SBI Regular	38.1	28.7	105.7	125.7
SBI Special Accounts Facility	12.9	8.4	46.1	46.3

Total SBI	51.0	37.1	151.8	172.0

Surety	40.2	19.4	113.3	65.7
P&C Other	(16.5)	(35.6)	(37.8)	(52.7)

Total Underwriting Profit	106.5	157.0	389.5	533.6
P&C Net Investment Income	111.4	121.0	352.6	355.7
Restructuring and Asset Impairment Charges	(0.9)	(20.7)	(2.7)	(22.7)
P&C Net Realized Investment Gains (Losses)	41.4	(8.0)	55.6	(16.8)

Total P&C	258.4	249.3	795.0	849.8
Corporate	(8.7)	(12.6)	(48.3)	(39.3)
Contributions to Safeco Insurance Foundation	(60.0)	(30.0)	(60.0)	(30.0)
Gains on Sales of Real Estate	—	122.6	—	155.4
Losses on Debt Repurchases	(16.6)	—	(16.6)	(2.9)
Net Realized Investment Gains on Contributions to Safeco Insurance Foundation	57.9	29.2	57.9	29.2
Corporate Net Realized Investment Gains (Losses)	10.6	1.7	26.2	(11.8)

Income before Income Taxes	241.6	360.2	754.2	950.4
Provision for Income Taxes	47.2	104.5	190.9	286.8

Net Income	$194.4	$255.7	$563.3	$663.6

COMBINED RATIOS +

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2007	2006	2007	2006
SPI
Auto	97.5%	88.2%	97.4%	90.4%
Property	91.7	76.8	85.4	80.6
Specialty	114.4	89.1	88.7	72.5

Total SPI	96.6	85.4	94.1	87.6

SBI
SBI Regular	88.5	90.8	89.1	86.5
SBI Special Accounts Facility	80.6	86.7	76.7	76.7

Total SBI	87.2	90.1	87.0	84.8

Surety	55.5	74.2	56.4	69.8
P&C Other	*	*	*	*

Total Combined Ratio	92.5%	88.7%	90.7%	87.4%

+	Combined ratios are GAAP basis. Expressed as a percentage, they are equal to losses and expenses divided by net earned premiums.
*	Not meaningful because this is runoff business with declining premium.

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

Total estimated costs we expect to incur in connection with the restructuring and asset impairment, including costs incurred in the three and nine months ended September 30, 2007 and the year ended December 31, 2006, are as follows:

	COSTS INCURRED
	TOTAL EXPECTED COSTS	YEAR ENDED DECEMBER 31, 2006	THREE MONTHS ENDED SEPTEMBER 30, 2007	NINE MONTHS ENDED SEPTEMBER 30, 2007
Employee Termination Benefits	$12.3	$10.7	$0.1	$1.6
Asset Impairment	12.1	11.7	—	—
Lease Termination and Other Costs	2.8	1.2	0.8	1.1

Total	$27.2	$23.6	$0.9	$2.7

These costs are allocated to reportable segments as follows:

	COSTS INCURRED
	TOTAL EXPECTED COSTS	YEAR ENDED DECEMBER 31, 2006	THREE MONTHS ENDED SEPTEMBER 30, 2007	NINE MONTHS ENDED SEPTEMBER 30, 2007
Safeco Personal Insurance (SPI)
Auto	$13.1	$11.4	$0.4	$1.3
Property	4.4	3.8	0.2	0.5
Specialty	0.5	0.5	—	—

Total SPI	18.0	15.7	0.6	1.8

Safeco Business Insurance (SBI)
SBI Regular	6.0	5.2	0.2	0.6
SBI Special Accounts Facility	1.3	1.1	—	0.1

Total SBI	7.3	6.3	0.2	0.7
Surety	1.5	1.3	0.1	0.2
P&C Other	0.4	0.3	—	—

Total	$27.2	$23.6	$0.9	$2.7

We expect these charges will be complete by December 31, 2007.

Activity related to restructuring and asset impairment accruals as of September 30, 2007 was as follows:

	ACCRUAL AT DECEMBER 31, 2006	COSTS INCURRED	AMOUNTS PAID	ACCRUAL AT SEPTEMBER 30, 2007
Employee Termination Benefits	$3.8	$1.6	$5.3	$0.1
Lease Termination and Other Costs	0.1	1.1	1.1	0.1

Total	$3.9	$2.7	$6.4	$0.2

Note 11: Contribution to Safeco Insurance Foundation

On July 27, 2007 we made a non-revocable, non-refundable contribution to the Safeco Insurance Foundation, (the Foundation), a separate 501(c)3 endowment fund, of appreciated marketable equity securities with a fair value of $60.0 and a book value of $2.1. In the third quarter of 2006, we funded the Foundation with a non-revocable, non-refundable contribution of appreciated marketable equity securities with a fair value of $30.0 and a book value of $0.8.

The contributions recorded on our Consolidated Statements of Income for the three and nine months ended September 30, 2007 and 2006 were as follows:

	THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007	THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006
Contribution to Safeco Insurance Foundation	$(60.0)	$(30.0)
Net Realized Investment Gains	57.9	29.2

Total Loss before Income Taxes	(2.1)	(0.8)
Benefit for Income Taxes	21.0	10.5

Net Income	$18.9	$9.7

Since the Foundation’s inception, we have provided at no charge certain resources to the Foundation such as accounting, legal and investment management services and office space.

Note 12: Dividend Restrictions and Statutory Financial Information

Our insurance subsidiaries pay dividends to Safeco Corporation. We then use that money to pay dividends to our shareholders, repurchase common stock and to make principal and interest payments on our debt. Individual states limit the amount of dividends that our subsidiaries domiciled in those states can pay Safeco Corporation. Exceeding such limits requires prior regulatory approval. In addition to the regularly scheduled dividends from our insurance subsidiaries, we received approval from state regulators for special dividends totaling $700.0, in June and July 2007, which was paid by our insurance subsidiaries to Safeco Corporation on August 15, 2007.

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

We have made forward-looking statements in this report, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations. We have tried, wherever possible, to identify such statements by using words such as “will”, “anticipate,” estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “target,” “forecast” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance or business plans and prospects. We believe it is important to communicate our expectations to investors. However, there may be events in the future we are not able to predict accurately or that we do not fully control, which could cause actual results to differ materially from those expressed or implied by our forward-looking statements, including changes in general economic and business conditions, changes in the insurance industry and changes in our business strategies. Investors should bear this in mind as they consider forward-looking statements. Additional information on factors that may impact our forward-looking statements is included in Item 1A “Risk Factors” of our 2006 Annual Report on Form 10-K.

We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. Investors are advised, however, to consult any further disclosures we make on related subjects in our Forms 10-Q, 8-K and 10-K reports to the Securities and Exchange Commission.

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

•	Combined ratio

•	Return on equity

•	Earnings per share

•	Revenue, premium and policy growth

In addition, we track our operating performance with various productivity and efficiency measures; we report periodically on a subset of productivity measures, such as policies-in-force per full-time equivalent employee (PIF per FTE) and expense per policies-in-force (expense per PIF).

The following table shows the trends in these key measures:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2007	2006	2007	2006
Combined Ratio	92.5%	88.7%	90.7%	87.4%
Net Return on Equity	20.2%	24.9%	19.7%	21.1%
Net Income per Diluted Share	$1.93	$2.20	$5.39	$5.56
Total Revenues	$1,638.2	$1,659.8	$4,684.4	$4,757.2
PIF per FTE	596	525	596	525
Expense per PIF [1,2]	$231	$260	$231	$260

1	Excluding impact of SFIS, which we sold on April 30, 2006
2	Expense represents annual (12 month trailing) G&A expense and paid UAE (loss handling expenses). It excludes commissions, legal defense costs, premium taxes and certain other expenses.

We have taken actions to position us to weather this cycle of price competition as follows:

•

We have moved to a more efficient balance sheet through strategic capital management activities. We repurchased 9.6 million shares through the nine months ended September 30, 2007 and 10.4 million shares through the nine months ended September 30, 2006 to return excess capital to our shareholders. We also redeemed and retired $545.9 of debt during 2007. In addition, to enhance financial flexibility, we paid $700.0 in special dividends from our insurance subsidiaries to Safeco Corporation.

•	We have consistently remained focused on our strong underwriting discipline. As our loss costs have risen, we have raised premium rates and we continue to focus on catastrophe management.

•	We have leveraged our automated underwriting platform and other technology which allow us to provide competitive pricing of our products and position us for continued growth.

Our 2007 goals are to:

•	Perform for our owners by growing our policies-in-force at a rate greater than the industry average, without sacrificing our profitability.

•	Build continuous improvement as a mindset, improving our business processes to deliver higher quality services for our customers and agent partners at a lower cost.

•	Make the customer the prism through which we build differentiated products, and satisfy a diverse public whose expectations of excellence continue to rise.

•	Build tools for the future by developing our agents and employees, and investing in technology and research.

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

We have further refined our underwriting capabilities with the launch of Safeco True Pricing™, our new multi-variate pricing segmentation model for auto and homeowners. This product reevaluates customers at every renewal and re-underwrites them so that they can receive the benefit of their most up-to-date policy information, such as recent claim and driving experience.

Through continued engagement with our agency force, our agents have provided feedback on enhancements that would be helpful in selling Safeco products. In response, we have rolled out more coverage options for our agents and customers, such as Safeco Optimum Package™ products, which offer customers the choice of additional coverages for auto, homeowners and small commercial policies. Another example of customer choice with some added innovation is our identity theft restoration coverage for homeowners. This combination of price and coverage provides uniqueness to our policy offering. The launch of Teensurance™ in the second quarter of 2007 also highlights our push around innovation. Teensurance is a product for parents and their teen drivers that promotes safe driving habits and offers an increased sense of security. Because Teensurance offers a unique solution to an important consumer concern, we expect it to help us attract and retain preferred households with young drivers. Mindful of consumers’ preferences for service, where, when and how it is most convenient to them, we are also working to launch a next-generation web presence. All of these changes have been supported with very clear and transparent communication materials to our agents. In SBI, we launched BOP Access, our newest commercial offering and several new classes of Commercial Auto business. These expansions capitalize on one of our key value propositions: ease of doing business for our agents.

We have also continued to expand our agency appointments, adding distribution partners through September 30, 2007, and we have taken steps to strengthen our relationships with our independent agents. We believe that sophisticated pricing segmentation, additional customer choices and clear communication have all contributed to our year-over-year growth in Property and SBI Regular policies-in-force and stabilization in our number of Auto policies. In addition, we have grown our Surety business at a pace well above industry averages by focusing on our highest credit quality accounts and new account growth.

Build continuous improvement as a mindset, improving our business processes to deliver higher quality services for our customers and agent partners at a lower cost – We will continue to relentlessly improve our business processes. We intend to measure and achieve real productivity improvements across the business, and we are holding each employee personally accountable for contributing to our productivity gains. We have established an annualized expense savings target of $50 to $75 for 2007. During third quarter 2007, we outsourced our investment portfolio management and accounting as part of our ongoing efforts towards process improvement and optimization of our business. We are also applying Lean Six Sigma process improvement methodology across the company to identify and implement additional opportunities to lower operating costs, increase speed and improve service to internal and external customer groups.

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

Build tools for the future by developing our agents and employees and investing in technology and research – We will continue to invest in the technology that our agents and employees rely on to stay ahead of the competition, and we will continue to invest in our research efforts and infrastructure to enable future product innovation, speed to market and ongoing service enhancement. In the first six months of 2007, for example, we tested the viability of key technologies that will ultimately drive our business strategy, including applications that pull together disparate legacy data to create a more holistic view of our customers, advanced data mining tools and modernized workplace technologies, which we expect to lead to enhanced employee productivity and collaboration. We also made progress toward transitioning from legacy systems and established a governance structure to ensure that our technology strategy remains aligned with our overall business strategy.

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

Application of Critical Accounting Estimates

We have identified the accounting estimates for loss and loss adjustment expense reserves, reinsurance recoverables, and valuation of investments as critical to understanding our results of operations and financial condition. The application of these accounting estimates requires us to use judgments involving assumptions and estimates about future results, trends or other developments that could significantly influence our results if actual experience differs from those assumptions and estimates. We review these judgments frequently.

Please see additional discussion of critical accounting estimates in the MD&A section of our 2006 Annual Report on Form 10-K.

Consolidated Results of Operations

The following table presents summarized consolidated financial information. A detailed discussion of our results by segment follows.

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2007	2006	2007	2006
REVENUES
Net Earned Premiums	$1,411.0	$1,383.4	$4,172.0	$4,220.1
Net Investment Income	117.3	130.9	372.7	381.1
Net Realized Investment Gains	109.9	22.9	139.7	0.6
Gains on Sales of Real Estate	—	122.6	—	155.4

Total Revenues	1,638.2	1,659.8	4,684.4	4,757.2

EXPENSES
Losses and Loss Adjustment Expenses	909.8	824.2	2,616.0	2,465.0
Amortization of Deferred Policy Acquisition Costs	240.6	235.2	708.1	698.7
Other Underwriting and Operating Expenses	156.7	166.6	468.6	518.9
Contributions to Safeco Insurance Foundation	60.0	30.0	60.0	30.0
Interest Expense	12.0	22.9	58.2	68.6
Losses on Debt Repurchases	16.6	—	16.6	2.9
Restructuring and Asset Impairment Charges	0.9	20.7	2.7	22.7

Total Expenses	1,396.6	1,299.6	3,930.2	3,806.8

Income before Income Taxes	241.6	360.2	754.2	950.4
Provision for Income Taxes	47.2	104.5	190.9	286.8

Net Income	$194.4	$255.7	$563.3	$663.6

REVENUES

Total revenues decreased $21.6, or 1.3%, in the three months ended September 30, 2007 and decreased $72.8, or 1.5%, in the nine months ended September 30, 2007, compared with the same periods in 2006. The changes were primarily driven by:

•

Net earned premiums – Our net earned premiums increased $27.6, or 2.0%, in the three months ended September 30, 2007 and decreased $48.1, or 1.1%, in the nine months ended September 30, 2007, compared with the same periods in 2006. SPI Auto net earned premiums decreased $22.2 in the three months ended September 30, 2007 and $84.5 in the nine months ended September 30, 2007, compared with the same periods in 2006. Net earned premiums in SBI Regular increased $20.8 in the three months ended September 30, 2007 and $37.5 in the nine months ended September 30, 2007. Surety net earned premiums increased $14.8 in the three months ended September 30, 2007 and $41.8 in the nine months ended September 30, 2007, compared with the same periods in 2006. P&C Other decreased $2.8 in the three months ended September 30, 2007 and $70.9 in the nine months ended September 30, 2007, compared with the same period in 2006, due to the sale of Safeco Financial Institution Solutions (SFIS) in April 2006.

•

Net investment income – Our net investment income decreased $13.6, or 10.4%, in the three months ended September 30, 2007 and $8.4, or 2.2%, in the nine months ended September 30, 2007, compared with the same periods in 2006. The decrease in net investment income was the result of the shift in our portfolio strategy throughout 2006 to tax-exempt municipal bonds, and an overall lower invested asset base due primarily to the sale of securities to fund our debt maturity and redemption and the special dividend paid by our insurance subsidiaries to Safeco Corporation that have not been reinvested.

•

Net realized investment gains – Net realized investment gains increased $87.0 in the three months ended September 30, 2007 and $139.1 in the nine months ended September 30, 2007, compared with the same periods in 2006. The increase in net realized investment gains was due primarily to the gain of $57.9 from the contribution of highly appreciated marketable equity securities to the Foundation, and the sale of securities to fund the special dividend paid by our insurance subsidiaries to Safeco Corporation and the sale of securities to increase our cash position for future share repurchases.

•

Gains on sales of real estate – We recognized pretax gains of $122.6 ($79.7 after tax), in the third quarter of 2006 on the sales of our University District building complex in Seattle, Washington and our Portland, Oregon office. In the nine months ended September 30, 2006, we also completed the sale of our Redmond, Washington office campus and recognized a pretax gain of $32.8 ($21.3 after tax) for total gains in the nine months ended September 30, 2006 of $155.4.

NET INCOME

Net income decreased $61.3, or 24.0%, in three months ended September 30, 2007 and $100.3, or 15.1%, in the nine months ended September 30, 2007, compared with the same periods in 2006. The changes were primarily driven by the revenue changes described above, as well as the following:

•

Losses and Loss Adjustment Expenses (LAE) – Losses and LAE increased $85.6, or 10.4%, in the three months ended September 30, 2007, compared with the same period in 2006, due primarily to increases in SPI Auto and SPI Property loss costs. Losses and loss adjustment expenses increased $151.0, or 6.1%, in the nine months ended September 30, 2007, compared with the same period in 2006 due primarily to increased loss costs in SPI Auto. In the three months ended September 30, 2007, we reduced our estimates for prior-years’ loss and LAE reserves by $22.7, compared with a reduction of $20.7 in the same period in 2006. During the nine months ended September 30, 2007, we reduced our estimates for prior-years’ loss and LAE reserves by $70.7, primarily due to favorable prior-year reserve development in our property, workers’ compensation and surety lines, compared with $99.2 of favorable prior-year reserve development in 2006, primarily in SPI Auto.

•

Catastrophe Losses – We categorize catastrophes as events resulting in losses greater than $0.5 per event and involving multiple claims and policyholders. We cannot predict when catastrophes may occur, and the number and types of catastrophes can vary widely. The losses they cause may significantly exceed our prior experience. Catastrophes can be caused by natural events, such as hurricanes, tornadoes, wildfires, earthquakes and hailstorms, or other factors such as terrorism, riots, hazardous materials releases or utility outages. Pretax after reinsurance catastrophe losses were $42.0 in the three months ended September 30, 2007, compared with $22.5 in the same period in 2006, and $58.0 in the nine months ended September 30, 2007, compared with $119.2 in the same period in 2006.

•

Contributions to the Foundation – We made contributions to the Foundation with a non-revocable, non-refundable contribution of appreciated marketable equity securities with a fair value of $60.0 and a cost of $2.1 in the third quarter of 2007, compared with a fair value of $30.0 and a cost of $0.8 in the same period in 2006.

•

Interest expense – Interest expense decreased $10.9, or 47.6%, in the three months ended September 30, 2007 and $10.4, or 15.2%, in the nine months ended September 30, 2007, compared with the same periods in 2006. The decrease is a result of our redemption and the maturity of debt in July 2007.

•

Losses on debt repurchases – Losses on debt repurchases were $16.6 pretax ($10.8 after tax) as a result of our redemption of debt in the three and nine months ended September 30, 2007. The nine months ended September 30, 2006 included losses on debt repurchases of $2.9 pretax ($1.9 after tax).

•

Restructuring and asset impairment charges – Restructuring and asset impairment charges were $0.9 in the three months ended September 30, 2007 and $2.7 in the nine months ended September 30, 2007, and $20.7 in the three months ended September 30, 2006 and $22.7 in the nine months ended September 30, 2006.

•

Net realized investment gains – After-tax net realized investment gains were $91.6 in the three months ended September 30, 2007, compared with net realized investment gains of $25.2 in the same period in 2006. After-tax net realized investment gains were $110.9 in the nine months ended September 30, 2007, compared with $10.2 in the same period in 2006. Results for the three and nine months ended September 30, 2007 included a tax-exempt gain of $57.9 on securities contributed to the Foundation, compared with a $29.2 of tax-exempt gain on our contribution of securities to the Foundation in 2006.

•

Provision for income taxes – Our provision for income taxes decreased $57.3 in the three months ended September 30, 2007 and $95.9 in the nine months ended September 30, 2007, compared with the same periods in 2006. Our effective tax rate was 19.5% in the three months ended September 30, 2007, compared with 29.0% in the same period in 2006, and 25.3% in the nine months ended September 30, 2007, compared with 30.2% in the same period in 2006. The decrease in our effective tax rate in 2007 primarily reflected increased investments in tax-exempt fixed maturities and the tax-exempt contribution of highly appreciated marketable equity securities to the Foundation.

OTHER UNDERWRITING AND OPERATING EXPENSE

The following table details the categories of our other underwriting and operating expenses:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2007	2006	2007	2006
Salaries	$117.2	$121.0	$350.8	$379.3
Employee Benefits	32.2	33.2	107.0	138.5
Rent and Depreciation	20.3	20.9	56.6	60.0
Office Expenses	24.0	24.8	73.0	75.9
Advertising	8.4	4.9	19.9	13.0
Travel and Entertainment	7.9	9.3	22.1	25.0
Risk and Cost Containment	12.0	13.7	47.3	39.9
Professional Services	19.0	13.6	49.8	41.1
Commissions (Including Bonus Commissions)	225.1	219.6	678.3	653.2
Premium Taxes	32.8	36.2	95.3	95.3
Other Taxes, Licenses and Fees	3.9	6.9	9.6	9.5
Legal Defense Costs	49.5	58.5	155.0	170.9
Changes in Deferred Policy Acquisition Costs	(12.3)	(9.8)	(41.3)	(14.6)
Other Expenses	1.3	3.2	(5.1)	6.6

Total	$541.3	$556.0	$1,618.3	$1,693.6

Loss Adjustment Expenses	$144.0	$154.2	$441.6	$476.0
Operating Expenses +	397.3	401.8	1,176.7	1,217.6

Total	$541.3	$556.0	$1,618.3	$1,693.6

+	Includes Amortization of Deferred Policy Acquisition Costs and Other Underwriting and Operating Expenses.

Our other underwriting and operating expense decrease reflects the implementation of our organizational design initiative and business process improvement initiatives, which have decreased our headcount and increased productivity. This is offset by increased agent commissions and advertising expenses.

RECONCILING SEGMENT RESULTS

The following table assists in reconciling our GAAP results, specifically the “Income before Income Taxes” line from our Consolidated Statements of Income to our operating results:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2007	2006	2007	2006
P&C	$258.4	$249.3	$795.0	$849.8
Corporate	(16.8)	110.9	(40.8)	100.6

Income before Income Taxes	$241.6	$360.2	$754.2	$950.4

The GAAP results are further described using our segment measures, which provide a helpful picture of how our company is doing. However, using segment measures to measure profitability – while fairly common in our industry – is not consistent with GAAP.

Our P&C Operating Results

The primary measures of our operating results include our premiums, underwriting profit or loss and combined ratios. The following tables report those key items – by our reportable segments – for the three and nine months ended September 30, 2007 and 2006. More information about the results – also by reportable segment – follows the tables.

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

We view net written premiums as a measure of business production for the period under review and a leading indicator of net earned premiums. The following table reconciles net written premiums to net earned premiums by reportable segment, the most directly comparable GAAP measure on our Consolidated Statements of Income:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2007	2006	2007	2006
Net Written Premiums
Safeco Personal Insurance (SPI)
Auto	$655.0	$675.7	$1,967.1	$2,037.0
Property	271.9	258.6	736.5	699.4
Specialty	31.9	29.7	95.0	87.2

Total SPI	958.8	964.0	2,798.6	2,823.6

Safeco Business Insurance (SBI)
SBI Regular	329.7	308.5	1,013.2	960.8
SBI Special Accounts Facility	60.5	65.8	189.4	200.3

Total SBI	390.2	374.3	1,202.6	1,161.1

Surety	98.9	85.0	298.5	247.7
P&C Other	(0.4)	2.4	3.3	71.2

Total Net Written Premiums	1,447.5	1,425.7	4,303.0	4,303.6
Change in Net Unearned Premiums	(36.5)	(42.3)	(131.0)	(83.5)

Net Earned Premiums	$1,411.0	$1,383.4	$4,172.0	$4,220.1

Our net earned premiums by reportable segment were:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2007	2006	2007	2006
Net Earned Premiums
Safeco Personal Insurance (SPI)
Auto	$653.8	$676.0	$1,961.5	$2,046.0
Property	239.4	228.5	698.9	678.2
Specialty	30.0	27.2	85.9	77.9

Total SPI	923.2	931.7	2,746.3	2,802.1

Safeco Business Insurance (SBI)
SBI Regular	331.0	310.2	967.2	929.7
SBI Special Accounts Facility	66.7	63.4	198.0	198.7

Total SBI	397.7	373.6	1,165.2	1,128.4

Surety	90.2	75.4	259.6	217.8
P&C Other	(0.1)	2.7	0.9	71.8

Net Earned Premiums	$1,411.0	$1,383.4	$4,172.0	$4,220.1

Underwriting profit is our measure of each segment’s performance. Underwriting profit is our net earned premiums less our losses from claims, LAE and underwriting expenses:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2007	2006	2007	2006
Underwriting Profit (Loss)
Safeco Personal Insurance (SPI)
Auto	$16.3	$80.1	$50.8	$195.6
Property	19.8	53.1	101.7	131.6
Specialty	(4.3)	2.9	9.7	21.4

Total SPI	31.8	136.1	162.2	348.6

Safeco Business Insurance (SBI)
SBI Regular	38.1	28.7	105.7	125.7
SBI Special Accounts Facility	12.9	8.4	46.1	46.3

Total SBI	51.0	37.1	151.8	172.0

Surety	40.2	19.4	113.3	65.7
P&C Other	(16.5)	(35.6)	(37.8)	(52.7)

Total Underwriting Profit	106.5	157.0	389.5	533.6
P&C Net Investment Income	111.4	121.0	352.6	355.7
Restructuring and Asset Impairment Charges	(0.9)	(20.7)	(2.7)	(22.7)
Net Realized Investment Gains (Losses)	41.4	(8.0)	55.6	(16.8)

P&C Income before Income Taxes	$258.4	$249.3	$795.0	$849.8

Combined ratios show the relationship between underwriting profit and net earned premiums. Using ratios helps us see our operating trends without the effect of changes in the volume of net earned premiums:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2007	2006	2007	2006
Combined Ratios
Safeco Personal Insurance (SPI)
Auto	97.5%	88.2%	97.4%	90.4%
Property	91.7	76.8	85.4	80.6
Specialty	114.4	89.1	88.7	72.5

SPI Total	96.6	85.4	94.1	87.6

Safeco Business Insurance (SBI)
SBI Regular	88.5	90.8	89.1	86.5
SBI Special Accounts Facility	80.6	86.7	76.7	76.7

SBI Total	87.2	90.1	87.0	84.8

Surety	55.5	74.2	56.4	69.8
P&C Other	*	*	*	*

Total Combined Ratio +	92.5%	88.7%	90.7%	87.4%

+	Combined ratios are GAAP basis. Expressed as a percentage, they are equal to losses and expenses divided by net earned premiums.
*	Not meaningful because this is a runoff business with declining premium.

Auto

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2007	2006	2007	2006
Net Written Premiums	$655.0	$675.7	$1,967.1	$2,037.0
Net Earned Premiums	653.8	676.0	1,961.5	2,046.0
Underwriting Profit	16.3	80.1	50.8	195.6

Loss and LAE Ratio	73.9%	65.2%	73.8%	67.1%
Expense Ratio	23.6	23.0	23.6	23.3

Combined Ratio	97.5%	88.2%	97.4%	90.4%

Our Auto segment provides coverage for liability of our policyholders to others for both bodily injury and property damage, for injuries sustained by our policyholders and for physical damage to our customers’ vehicles from collision and other hazards.

PREMIUMS

Net written premiums decreased $20.7, or 3.1%, in the three months ended September 30, 2007 and $69.9, or 3.4%, in the nine months ended September 30, 2007, compared with the same periods in 2006. The changes in net written premiums were primarily driven by:

•

Policies-in-force (PIF) – PIF at September 30, 2007 decreased 2.5% compared with September 30, 2006, primarily due to increasing competition in our nonstandard and standard auto business. This decrease was partly offset by an increase in our preferred products driven by our agent initiatives, such as increased agent compensation and improved ease of doing business, along with the impact of our Safeco Optimum Package™. Modest rate changes, an increase in average policy tenure, and a shift toward a preferred policy mix contributed to an increased policy retention rate of 80.4% as of September 30, 2007, compared with 79.3% as of September 30, 2006. New policies sold remained constant in the three months ended September 30, 2007 and increased 2.7% in the nine months ended September 30, 2007, compared with the same periods in 2006.

•

Changes in average premiums – We file rate changes on a state-by-state basis. Rate changes are reflected on existing policies at renewal and are earned in our revenues over the six-month policy term. Overall, we received approval for average rate increases of 2.1% in the first nine months of 2007, compared with a 1.0% increase in the same period in 2006. Average premiums are also affected by changes in the risk profile of our policyholders, as well as the increased pricing for those policies that insure newer and more expensive cars, which we refer to as premium trend. Premium trend was negative in the third quarter of 2007, due to a change in our mix of business to lower average premium policies. This is primarily the result of fewer non-standard policies in our business mix during the first nine months of 2007 compared with the same period last year.

Net earned premiums decreased $22.2, or 3.3%, in the three months ended September 30, 2007 and $84.5, or 4.1%, in the nine months ended September 30, 2007, compared with the same periods in 2006. The changes in net earned premiums were primarily driven by:

•

Policies-in-force (PIF) – Lower average PIF decreased net earned premiums by $18.8 in the three months ended September 30, 2007 and $65.7 in the nine months ended September 30, 2007, compared with the same periods in 2006.

•

Changes in average premiums – Lower average premiums decreased net earned premiums by $3.5 in the three months ended September 30, 2007 and $19.0 in the nine months ended September 30, 2007, compared with the same periods in 2006.

UNDERWRITING RESULTS AND COMBINED RATIO

Our underwriting profit in Auto decreased $63.8 and our combined ratio increased 9.3 points in the three months ended September 30, 2007, compared with the same period in 2006. Our underwriting profit decreased $144.8 and our combined ratio increased 7.0 points in the nine months ended September 30, 2007, compared with the same period in 2006. Our underwriting profit and combined ratio were primarily driven by:

•

Changes in average premiums – Negative premium trend, offset in part by increased premium rates, increased our Auto combined ratio by 0.5 points in the three months ended September 30, 2007 and 0.8 points in the nine months ended September 30, 2007, compared with the same periods in 2006.

•

Loss costs – Our auto loss costs increased in the high-single digits in the three months ended September 30, 2007, compared with the same periods in 2006, and in the mid-single digits in the first nine months of 2007, compared with the same period in 2006. This was driven by a percentage increase in the high-single digits in severity (the average cost of a claim) due primarily to higher costs for bodily injury and personal injury protection claims in the three months ended September 30, 2007, while frequency (the average number of claims filed) remained flat. For the first nine months of 2007, loss cost changes increased in the mid-single digits compared with the same period in 2006 driven by a low-single digit percentage decrease in frequency and a mid single-digit increase in severity. These factors, net of reinsurance, increased our combined ratio by 6.9 points in the three months ended September 30, 2007 (2.5 points of which was based on the first two quarters of the current accident year) and by 4.7 points in the nine months ended September 30, 2007 (0.9 points of which was based on the first two quarters of the current accident year), compared with the same periods in 2006. Lower LAE costs decreased our combined ratio by 0.7 points in the three months ended September 30, 2007 and 0.9 points in the nine months ended September 30, 2007, compared with the same periods in 2006, primarily due to lower customer claims staffing.

•

Prior-period reserve development – Our underwriting results included favorable prior-year reserve development of $0.5 in the three months ended September 30, 2007 and $6.0 in the nine months ended September 30, 2007. Our underwriting results included favorable prior-year reserve development of $22.6 in the three months ended September 30, 2006 and $69.0 in the nine months ended September 30, 2006, as a result of lower-than-expected bodily injury severity, primarily in accident years 2004 and 2005. The change in prior-year reserve development increased our combined ratio by 3.3 points in the three months ended September 30, 2007 and by 3.1 points in the nine months ended September 30, 2007, compared with the same periods in 2006. In addition, our underwriting results included unfavorable current-year prior-quarter development of $0.9 in the three months ended September 30, 2007 compared with $11.0 for the three months ended September 30, 2006. The change in prior-quarter development decreased our combined ratio by 1.5 points for the three months ended September 30, 2007.

•

Catastrophe losses – Pretax after reinsurance catastrophe losses were $4.1 in the three months ended September 30, 2007, compared with $4.5 in the same period in 2006, and $8.5 in the nine months ended September 30, 2007, compared with $25.5 in the same period in 2006. The decrease in catastrophe losses was due to fewer high magnitude wind and hail storms in the first nine months of 2007, compared with the same period in 2006. Excluding the impact of prior-period reserve development, the catastrophe losses in the three months ended September 30, 2007 increased the combined ratio by 0.2 points compared with the same period in 2006. The lower catastrophe losses in the nine months ended September 30, 2007 decreased the combined ratio by 0.9 points, compared with the same period in 2006.

•

Expenses – Our expense ratio increased 0.6 points in the three months ended September 30, 2007 and increased 0.3 points in the nine months ended September 30, 2007, compared with the same periods in 2006 due to additional agent commissions resulting from our restructured 2007 agent compensation program, partly offset by our ongoing process improvement efforts and expense reduction initiatives.

We anticipate the following factors will impact our growth and profitability in the near future:

Underwriting Segmentation – We launched a new version of our multi-variate pricing segmentation model under a program we call Safeco True Pricing™. This product reevaluates customers at every renewal and re-underwrites them so that we can better match rate for risk. Policyholders who continue to drive well and have favorable loss experience will generally receive better premium rates and those with new driving activity and claims will receive increased premiums. We launched 15 states in the first nine months of 2007 and have plans to launch at least 9 more states by the end of 2007.

Business Growth – We continue to study the purchasing behaviors of insurance consumers in order to design products that reflect changing demographics. We continue to develop bundled products and other enhancements to better appeal to specific market niches within the marketplace. These initiatives may be negatively impacted by our need to increase our rates slightly faster than the market as a whole over the next year.

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

Overall – Our target is a 96.0% combined ratio. With our current quarter result of 97.5% (due to loss costs that were slightly higher than expected) we intend to increase rates in those specific states requiring adjustment. Through the first nine months of the year we have increased rates in 22 states.

Property

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2007	2006	2007	2006
Net Written Premiums	$271.9	$258.6	$736.5	$699.4
Net Earned Premiums	239.4	228.5	698.9	678.2
Underwriting Profit	19.8	53.1	101.7	131.6

Loss and LAE Ratio	63.3%	47.8%	56.9%	51.8%
Expense Ratio	28.4	29.0	28.5	28.8

Combined Ratio	91.7%	76.8%	85.4%	80.6%

Our Property segment provides homeowners, dwelling fire, earthquake and inland marine coverage for individuals. Our Property coverages protect homes, condominiums and rental property contents against losses from a wide variety of hazards.

PREMIUMS

Net written premiums increased $13.3, or 5.1%, in the three months ended September 30, 2007 and $37.1, or 5.3%, in the nine months ended September 30, 2007, compared with the same periods in 2006. This reflected:

•

Changes in PIF – PIF increased 7.6% as of September 30, 2007, compared with the same period in 2006. This reflected an increase in new business of 9.0% in the three months ended September 30, 2007 and 34.1% in the nine months ended September 30, 2007, compared with the same periods in 2006. Our retention rate increased to 86.1% as of September 30, 2007, from 84.3% as of September 30, 2006, in part due to rate changes throughout 2006 and 2007, increased commissions and improved cross-selling with preferred auto.

•

Changes in average premiums – We file rate changes on a state-by-state basis. Rate changes are reflected on existing policies on renewal and are earned in our revenues over the 12-month policy term. Overall, we received approval for average rate decreases in our property business of 4.8% in the first nine months of 2007, compared with 2.9% in the same period in 2006. Average premiums are also affected by automatic increases in the amount of insurance coverage to adjust for inflation in building costs and by shifts in the mix of our business, which we refer to as premium trend. Premium trend resulted in an increase to net written premiums in the first nine months of 2007, compared with the same period in 2006, due in part to inflation guard increases and new business from higher average premium states.

Net earned premiums increased $10.9, or 4.8%, in the three months ended September 30, 2007 and $20.7, or 3.1%, in the nine months ended September 30, 2007, compared with the same periods of 2006. This reflected:

•

Changes in PIF – Higher average PIF increased net earned premiums by $14.7 in the three months ended September 30, 2007 and $30.0 in the nine months ended September 30, 2007, compared with the same periods in 2006.

•

Changes in average premiums – Lower average premiums decreased net earned premiums by $1.7 in the three months ended September 30, 2007 and $3.7 in the nine months ended September 30, 2007, compared with the same periods in 2006.

UNDERWRITING RESULTS AND COMBINED RATIO

Our underwriting profit in Property decreased $33.3 and our combined ratio increased 14.9 points in the three months ended September 30, 2007, compared with the same period in 2006. Our underwriting profit decreased $29.9 and our combined ratio increased 4.8 points in the nine months ended September 30, 2007, compared with the same period in 2006. Our underwriting profit and combined ratios were primarily driven by:

•

Changes in average premiums – Our homeowners rate changes, combined with premium trend, increased our Property combined ratio by 0.6 points in the three months ended September 30, 2007 and 0.4 points in the nine months ended September 30, 2007, compared with the same periods in 2006.

•

Loss costs – Our Property loss costs experienced percentage increases in the low teens in the three months ended September 30, 2007, compared with the same period in 2006. For the three months ended September 30, 2007, we experienced severity increases in the mid-teens, due to a number of severe losses while frequency decreased in the low-single digits. For the first nine months of 2007, loss costs experienced percentage increases in the high-teens due to percentage increases in the low-single digits in frequency, resulting from an increased number of non-catastrophe weather claims in the first quarter, and percentage increases in the mid-teens in severity. These factors, net of reinsurance, increased our Property combined ratio by 8.2 points in the three months ended September 30, 2007 and by 9.0 points in the nine months ended September 30, 2007, compared with the same periods in 2006.

•

Prior-period reserve development – Our underwriting results in the three months ended September 30, 2007 included nominal prior-year reserve development, compared with favorable prior-year reserve development of $12.8 in the same period in 2006. The change was primarily due to favorable adjustments to catastrophe loss estimates in 2006. Our underwriting results in the first nine months of 2007 included favorable prior-year reserve development of $9.5, compared with favorable prior-year reserve development of $13.8 in the same period in 2006. The change in prior-year reserve development increased our combined ratio by 5.9 points in the three months ended September 30, 2007 and increased our combined ratio by 0.7 points in the nine months ended September 30, 2007, compared with the same periods in 2006. In addition, our underwriting results included unfavorable prior-quarter development of $14.9 in the three months ended September 30, 2007, compared with $10.9 in the three months ended September 30, 2006, due to unfavorable development on catastrophes which occurred in the current year. This increased our combined ratio by 1.4 points in the three months ended September 30, 2007.

•

Catastrophe losses – Pretax after-reinsurance catastrophe losses were $28.4 in the three months ended September 30, 2007, compared with $17.2 in the same period in 2006, primarily due to lower favorable catastrophe adjustments for prior quarter losses. Pretax after-reinsurance catastrophe losses were $43.2 in the nine months ended September 30, 2007, compared with $78.1 in the same period in 2006. The lower catastrophe losses in the first nine months of 2007 compared with the first nine months in 2006 were due to fewer high magnitude wind and hail storms in 2007. Excluding the impact of prior-year reserve development, the catastrophes decreased the combined ratio by 1.0 point in the three months ended September 30, 2007 and by 4.8 points in the nine months ended September 30, 2007.

•

Expenses – Our expense ratio decreased by 0.6 points in the three months ended September 30, 2007 and decreased by 0.3 points in the nine months ended September 30, 2007, compared with the same periods in 2006, due to the results of ongoing process improvement efforts and expense reduction initiatives, partially offset by increased agent compensation in our homeowners product line.

We anticipate the following factors will impact our growth and profitability in the near future:

Business Growth – We reduced our rates in California by an average of 20% in January 2007. This rate reduction has produced additional new business growth of approximately 95% this year and we expect to capture further increases in written premium over time. We have filed additional rate changes in the range of -8.5% to +8.6% across our other states. These changes have generated a broad base of growth across the majority of the country. While we are expecting increased rate competition in non-coastal states, our new business trends remain favorable.

We are also introducing additional coverage options that enable our customers to personalize their coverage through our Optimum Package for homeowners and other enhanced endorsements. Providing choice products at a competitive rate is having a favorable contribution on our growth numbers.

Underwriting Segmentation – In April 2007, we launched Safeco True Pricing. This evolution of our multi-variate segmented pricing model is designed to increase our pricing accuracy, improve our competitiveness and retention and broaden our market reach. Safeco True Pricing increases the number of pricing tiers from 12 to 30 for greater market segmentation.

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

Overall – In 2007, we expect our Property segment to operate at or below its long-term target of 92%. We continue to price by product, on a state-by-state basis, and our usage of our multi-variate predictive model (our automated underwriting platform) sets the course for us to price our business to target combined ratios.

Specialty

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2007	2006	2007	2006
Net Written Premiums	$31.9	$29.7	$95.0	$87.2
Net Earned Premiums	30.0	27.2	85.9	77.9
Underwriting Profit (Loss)	(4.3)	2.9	9.7	21.4

Loss and LAE Ratio	87.6%	59.9%	60.7%	42.6%
Expense Ratio	26.8	29.2	28.0	29.9

Combined Ratio	114.4%	89.1%	88.7%	72.5%

Our Specialty segment provides individuals with umbrella, motorcycle, recreational vehicle, and boat owners insurance.

PREMIUMS

Net written premiums increased $2.2, or 7.4% in the three months ended September 30, 2007 and $7.8, or 8.9% in the nine months ended September 30, 2007, compared with the same periods in 2006. New-business policies sold increased 15.3% in the three months ended September 30, 2007 and increased 20.0% in the nine months ended September 30, 2007, compared with the same periods in 2006. Net written premium growth was primarily driven by an increase in new business in umbrella and motorcycle product sales. New business growth has been primarily driven by improvements in automation, rating and increased customer awareness of our product. Net earned premiums increased $2.8, or 10.3% in the three months ended September 30, 2007 and $8.0, or 10.3% in the nine months ended September 30, 2007, compared with the same periods in 2006.

UNDERWRITING RESULTS AND COMBINED RATIO

Our underwriting profit in Specialty decreased $7.2 and our combined ratio increased 25.3 points in the three months ended September 30, 2007, compared with the same period in 2006. Our underwriting profit decreased $11.7 and our combined ratio increased 16.2 points in the nine months ended September 30, 2007, compared with the same period in 2006. Our underwriting results and combined ratio were primarily driven by:

•

Loss Costs – Our Specialty loss costs increased for the three and nine months ended September 30, 2007 compared with the same periods in 2006, due primarily to higher seasonal losses in our boat owners and motorcycle lines, partially offset by lower losses in our umbrella line. The higher loss costs increased our combined ratio by 5.2 points for the three months ended September 30, 2007 and 1.7 points for the nine months ended September 30, 2007.

•

Prior-year reserve development – Our underwriting results in the three months ended September 30, 2007 included unfavorable prior-year reserve development of $5.0, primarily related to umbrella policies and specialty vehicles, compared with favorable prior-year reserve development of $1.3 in the three months ended September 30, 2006. Our underwriting results in the nine months ended September 30, 2007 included unfavorable prior-year reserve development of $3.2, primarily related to umbrella policies and specialty vehicles, compared with favorable prior-year reserve development of $9.6 in the same period in 2006 related to Hurricane Wilma. These changes in prior-year reserve development increased our combined ratio by 21.4 points in the three months ended September 30, 2007 and 16.0 points in the nine months ended September 30, 2007, compared with the same periods in 2006.

•

Expenses – Our expense ratio decreased 2.4 points in the three months ended September 30, 2007 and 1.9 points in the nine months ended September 30, 2007, compared with the same periods in 2006, due to our ongoing process improvement efforts and expense reduction initiatives.

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

Overall – In 2007, we expect our Specialty product to operate at or below its long-term target of 92%. We continue to price by product, on a state-by-state basis, and our usage of our multi-variate predictive model (our automated underwriting platform) sets the course for us to price our business to target combined ratios.

SBI Regular

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2007	2006	2007	2006
Net Written Premiums	$329.7	$308.5	$1,013.2	$960.8
Net Earned Premiums	331.0	310.2	967.2	929.7
Underwriting Profit	38.1	28.7	105.7	125.7

Loss and LAE Ratio	55.8%	55.5%	56.4%	51.8%
Expense Ratio	32.7	35.3	32.7	34.7

Combined Ratio	88.5%	90.8%	89.1%	86.5%

Our SBI Regular segment provides insurance for small- to mid-sized businesses (those with annual premiums of $0.2 or less). This is our core commercial lines business, featuring these main products:

•	Business owner policies (BOP)

•	Commercial auto

•	Commercial multi-peril (CMP)

•	Workers compensation

•	Commercial property

•	General liability

PREMIUMS

Net written premiums increased $21.2, or 6.9%, in the three months ended September 30, 2007, and $52.4, or 5.5%, in the nine months ended September 30, 2007, compared with the same periods in 2006. The changes in net written premiums were primarily driven by:

•

Changes in PIF – PIF increased 3.0% as of September 30, 2007 compared with a year ago. This reflected an improved retention rate of 81.9% as of September 30, 2007, compared with 79.0% as of September 30, 2006. Our new policies sold increased 3.7% in the three months ended September 30, 2007 and 10.7% in the nine months ended September 30, 2007, compared with the same periods in 2006.

•

Price changes – We file rate changes on a state-by-state basis. Our average prices, which include filed rate changes and exposure growth, increased 0.8% in the three months ended September 30, 2007, compared with the same period in 2006. Prices are affected by growth in the exposures we cover due to factors such as changes in payroll, the number of employees, sales receipts and property building values for the businesses we insure. Price changes are reflected on existing policies at renewal.

•	Mix of business – In addition to price changes, premiums are affected by changes in average policy size and mix of policy lines.

•	Revision in estimates – A revision to estimated audit premium reduced net written premiums by $6.0, or 2.1%, in the third quarter of 2006.

Net earned premiums increased $20.8, or 6.7%, in the three months ended September 30, 2007 and $37.5, or 4.0%, in the nine months ended September 30, 2007, compared with the same periods in 2006. The changes in net earned premiums were driven by:

•

Changes in PIF – Growth in average PIF increased net earned premiums by $9.3 in the three months ended September 30, 2007 and $23.0 in the nine months ended September 30, 2007, compared with the same periods in 2006.

•

Price changes – Price changes decreased net earned premiums by $1.0 in the three months ended September 30, 2007 and $7.1 in the nine months ended September 30, 2007, compared with the same periods in 2006.

•

Mix of business – Mix of business increased net earned premiums by $12.4 in the three months ended September 30, 2007 and $21.5 in the nine months ended September 30, 2007, compared with the same periods in 2006.

UNDERWRITING RESULTS AND COMBINED RATIO

Our underwriting profit in SBI Regular increased $9.4 and our combined ratio decreased 2.3 points in the three months ended September 30, 2007, compared with the same period in 2006. Our underwriting profit decreased $20.0 and our combined ratio increased 2.6 points in the nine months ended September 30, 2007, compared with the same period in 2006. Our underwriting results and combined ratio primarily reflected:

•

Price changes – Our price changes increased our combined ratio by 0.2 points in the three months ended September 30, 2007 and 0.6 points in the nine months ended September 30, 2007, compared with the same periods in 2006.

•

Loss costs – Loss costs increased in the first nine months of 2007 due to increased claims severity. The change in loss costs increased the combined ratio by 4.2 points in the three months ended September 30, 2007 and 3.3 points in the nine months ended September 30, 2007, compared with the same periods in 2006.

•

Prior-year reserve development – Our underwriting results included favorable prior-year reserve development of $14.2 in the three months ended September 30, 2007, and $24.5 for the nine months ended September 30, 2007, due to better-than-expected loss experience in our workers’ compensation product. Our underwriting results included favorable prior-year reserve development of $3.0 in the three months ended September 30, 2006, and $21.7 for the nine months ended September 30, 2006. The change in prior-year reserve development increased our combined ratio by 3.3 points in the three months ended September 30, 2007 and by 0.2 points in the nine months ended September 30, 2007, compared with the same periods in 2006, primarily attributable to rising severity.

•

Catastrophe losses – Catastrophe losses were $3.5 in the three months ended September 30, 2007, compared with $0.8 in the same period in 2006 and $7.2 in the nine months ended September 30, 2007, compared with $18.5 in the same period in 2006. Excluding the impact of prior-year reserve development, catastrophes decreased the combined ratio by 0.7 points in the three months ended September 30, 2007 and by 0.9 points in the nine months ended September 30, 2007.

•

Expenses – The decrease in our expense ratio of 2.6 points in the three months ended September 30, 2007 and 2.0 points in the nine months ended September 30, 2007, compared with the same periods in 2006, reflects our ongoing focus on expense management.

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

Business Growth – Given the increasing number of small businesses in the United States and the lack of a dominant market leader, we continue to see potential for growth in this segment. In March 2007, we launched a new commercial insurance businessowner policy and we continue to make enhancements to our basic businessowner product line.

Overall – In 2007, we expect our SBI Regular segment to operate at or below its long-term targeted combined ratio of 95.0%. We continue to price by product, on a state-by-state basis, and our use of a multi-variate predictive model (our automated underwriting platform) sets the course for us to price our business to targeted combined ratios.

SBI Special Accounts Facility

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2007	2006	2007	2006
Net Written Premiums	$60.5	$65.8	$189.4	$200.3
Net Earned Premiums	66.7	63.4	198.0	198.7
Underwriting Profit	12.9	8.4	46.1	46.3

Loss and LAE Ratio	48.0%	42.9%	43.7%	41.3%
Expense Ratio	32.6	43.8	33.0	35.4

Combined Ratio	80.6%	86.7%	76.7%	76.7%

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

PREMIUMS

Net written premiums decreased by $5.3, or 8.1%, in the three months ended September 30, 2007 and $10.9, or 5.4%, in the nine months ended September 30, 2007, compared with the same periods in 2006. Competitive market conditions continue to exert downward pressure on this segment.

Net earned premiums increased $3.3, or 5.2%, in the three months ended September 30, 2007 and decreased $0.7, or 0.4%, in the nine months ended September 30, 2007, compared with the same periods in 2006.

UNDERWRITING RESULTS AND COMBINED RATIO

Our underwriting profit in SBI Special Accounts Facility increased $4.5 and our combined ratio decreased 6.1 points in the three months ended September 30, 2007, compared with the same period in 2006. Our underwriting profit decreased $0.2 and our combined ratio was flat in the nine months ended September 30, 2007, compared with the same period in 2006. Our underwriting results and combined ratios were primarily driven by:

•

Loss costs – Loss costs decreased in the three and nine months ended September 30, 2007, compared with the same periods in 2006 due to unusually low loss emergence in our commercial property line. This decreased the combined ratio by 11.1 points in the three months ended September 30, 2007 and 5.1 points in the nine months ended September 30, 2007, compared with the same periods in 2006.

•

Prior-year reserve development – Our underwriting results included favorable prior-year reserve development of $6.3 in the three months ended September 30, 2007 and $22.8 in the nine months ended September 30, 2007, due to favorable loss experience on workers compensation and property lines. Our underwriting results included favorable prior-year reserve development of $13.5 in the three months ended September 30, 2006 and $35.0 in the nine months ended September 30, 2006. The change in prior-year reserve development increased our combined ratio by 11.9 points in the three months ended September 30, 2007 and 6.1 points in the nine months ended September 30, 2007, compared with the same periods in 2006.

•

Catastrophe losses – Our pretax, after reinsurance catastrophe losses were $4.9 in the three months ended September 30, 2007 compared with $0 in the three months ended September 30, 2006. Our pretax, after reinsurance catastrophe losses were $5.7 in the nine months ended September 30, 2007 compared with $0.1 in the nine months ended September 30, 2006. The higher catastrophe losses increased our combined ratio by 4.7 points in the third quarter of 2007 and 1.1 points in the first nine months of 2007, compared with the same periods in 2006.

•

Expenses – Our expense ratio decreased 11.2 points in the three months ended September 30, 2007 compared with the same period in 2006, primarily due to reductions in agent bonus commissions and decreased 2.4 points in the nine months ended September 30, 2007, compared with the same period in 2006, due primarily to our ongoing process improvements and general expense reductions.

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

Surety

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2007	2006	2007	2006
Net Written Premiums	$98.9	$85.0	$298.5	$247.7
Net Earned Premiums	90.2	75.4	259.6	217.8
Underwriting Profit	40.2	19.4	113.3	65.7

Loss and LAE Ratio	14.5%	31.1%	15.7%	25.8%
Expense Ratio	41.0	43.1	40.7	44.0

Combined Ratio	55.5%	74.2%	56.4%	69.8%

Our Surety segment provides surety bonds for construction and commercial businesses.

PREMIUMS

Net written premiums increased $13.9, or 16.4%, in the three months ended September 30, 2007 and $50.8, or 20.5%, in the nine months ended September 30, 2007, compared with the same periods in 2006. Growth in large contractor business and focus on our highest credit quality accounts drove the increase in net written premiums for the three and nine months ended September 30, 2007.

Net earned premiums increased $14.8, or 19.6%, in the three months ended September 30, 2007 and $41.8, or 19.2%, in the nine months ended September 30, 2007, compared with the same periods in 2006. New business increased net earned premiums by $9.2 in the three months ended September 30, 2007 and $31.7 in the nine months ended September 30, 2007, compared with the same periods in 2006.

UNDERWRITING RESULTS AND COMBINED RATIO

Our underwriting profit in Surety increased $20.8 and our combined ratio decreased 18.7 points in the three months ended September 30, 2007, compared with the same period in 2006. Our underwriting profit increased $47.6 and our combined ratio decreased 13.4 points in the nine months ended September 30, 2007, compared with the same period in 2006. The increase was driven by premium growth combined with a historically low level of loss experience, loss cost containment and expense management.

Industry results remained stable in the first nine months of the year. As a result, we expect the surety market to continue to be competitive. We expect our growth rates to moderate and our low level of loss experience to continue through the remainder of 2007. We will continue efforts to manage costs and maintain disciplined underwriting. Overall, we expect our 2007 combined ratio to improve, relative to 2006.

P&C Other

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2007	2006	2007	2006
Net Written Premiums	$(0.4)	$2.4	$3.3	$71.2
Net Earned Premiums	(0.1)	2.7	0.9	71.8
Underwriting Loss	(16.5)	(35.6)	(37.8)	(52.7)

Our P&C Other segment includes:

•	Runoff assumed reinsurance business

•	Large-commercial business accounts in runoff and specialty programs that we have exited

•	Asbestos and environmental results

•	Safeco Financial Institution Solutions (SFIS), our lender-placed property insurance business, which we sold on April 30, 2006

PREMIUMS

Net written premiums decreased $2.8, or 116.7%, in the three months ended September 30, 2007 and $67.9, or 95.4%, in the nine months ended September 30, 2007, compared with the same periods in 2006. Net earned premiums decreased $2.8, or 103.7%, in the three months ended September 30, 2007 and $70.9, or 98.7%, in the nine months ended September 30, 2007, compared with the same periods in 2006. The decrease in the nine months ended September 30, 2007 compared with the same period in 2006 was due to the sale of SFIS. Net written premiums related to SFIS were $70.7 in the nine months ended September 30, 2006. Net earned premiums for SFIS were $70.8 in the nine months ended September 30, 2006.

UNDERWRITING RESULTS

Our underwriting loss in P&C Other decreased $19.1 in the three months ended September 30, 2007 and decreased $14.9 in the nine months ended September 30, 2007, compared with the same periods in 2006 primarily in connection with reserving for large liabilities.

Our Corporate Results

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2007	2006	2007	2006
Corporate Segment Results	$(8.7)	$(12.6)	$(48.3)	$(39.3)
Gains on Sales of Real Estate	—	122.6	—	155.4
Contributions to Safeco Insurance Foundation	(60.0)	(30.0)	(60.0)	(30.0)
Losses on Debt Repurchases	(16.6)	—	(16.6)	(2.9)
Net Realized Investment Gains on Contributions to Safeco Insurance Foundation	57.9	29.2	57.9	29.2
Net Realized Investment Gains (Losses)	10.6	1.7	26.2	(11.8)

Income (Loss) before Income Taxes	$(16.8)	$110.9	$(40.8)	$100.6

In our Corporate segment, we include:

•	Interest expense on our debt

•	Miscellaneous corporate investment and other activities, including real estate holdings and transactions and losses on debt repurchases and contributions to the Foundation

•	Our intercompany eliminations

Our interest expense was $12.0 in the three months ended September 30, 2007, compared with $22.9 in the three months ended September 30, 2006. Our interest expense was $58.2 in the nine months ended September 30, 2007, compared with $68.6 in the nine months ended September 30, 2006. The decrease in interest expense reflects a reduction in outstanding debt due to maturities and the redemption of Debentures in 2006 and 2007.

Our Corporate segment results for the three and nine months ended September 30, 2006 include a $107.4 pretax gain on the sale of our University District, Seattle, Washington building complex and a pretax gain of $15.2 on the sale of our Portland, Oregon office. Corporate segment results for the nine months ended September 30, 2006 also includes a $32.8 pretax gain on the sale of our Redmond, Washington office campus.

In July 2007, we redeemed the remaining balance of $322.3 of our Debentures for $335.3. The Debentures were redeemed at a price of 104% of principal. We reported a pretax loss on our debt repurchases of $16.6, including the write-off of deferred debt costs. We also retired our $26.3 Capital Trust equity investment, which was reported as debt on our Consolidated Balance Sheets. In addition, we paid $197.3 of our 6.875% senior notes which matured on July 15, 2007.

In the first nine months of 2006, we repurchased $32.3 in principal amount of 8.072% Debentures. Including transaction costs, we reported a loss on debt repurchase of $2.9 pretax, including the write-off of deferred debt costs in the Consolidated Statements of Income.

Our corporate segment results for the three and nine months ended September 30, 2007 include non-revocable, non-refundable marketable equity securities contributions to the Foundation of $60.0 compared with contributions of $30.0 for the three and nine months ended September 30, 2006. Since the Foundation’s inception, we have provided at no charge certain resources to the Foundation such as accounting, legal and investment management services and office space.

Our Investment Results

Investment Portfolio

These tables summarize our investment portfolio at September 30, 2007 and December 31, 2006:

SEPTEMBER 30, 2007	COST OR AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	NET UNREALIZED GAINS	CARRYING VALUE
P&C
Fixed Maturities – Taxable	$3,006.5	$57.9	$(18.2)	$39.7	$3,046.2
Fixed Maturities – Non-taxable	4,616.0	122.5	(40.3)	82.2	4,698.2
Marketable Equity Securities	766.2	462.0	(0.9)	461.1	1,227.3
Other Invested Assets	28.7	—	—	—	28.7

Total P&C	8,417.4	642.4	(59.4)	583.0	9,000.4

Corporate
Fixed Maturities – Taxable	132.3	0.5	(0.5)	—	132.3
Marketable Equity Securities	45.0	17.3	—	17.3	62.3
Other Invested Assets	1.6	—	—	—	1.6

Total Corporate	178.9	17.8	(0.5)	17.3	196.2

Total Investment Portfolio	$8,596.3	$660.2	$(59.9)	$600.3	$9,196.6

DECEMBER 31, 2006	COST OR AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	NET UNREALIZED GAINS	CARRYING VALUE
P&C
Fixed Maturities – Taxable	$4,464.6	$72.0	$(35.2)	$36.8	$4,501.4
Fixed Maturities – Non-taxable	4,153.5	182.8	(2.8)	180.0	4,333.5
Marketable Equity Securities	921.0	493.0	(3.0)	490.0	1,411.0
Other Invested Assets	13.1	—	—	—	13.1

Total P&C	9,552.2	747.8	(41.0)	706.8	10,259.0

Corporate
Fixed Maturities – Taxable	283.5	1.9	(1.3)	0.6	284.1
Marketable Equity Securities	97.4	21.3	—	21.3	118.7
Other Invested Assets	1.2	—	—	—	1.2

Total Corporate	382.1	23.2	(1.3)	21.9	404.0

Total Investment Portfolio	$9,934.3	$771.0	$(42.3)	$728.7	$10,663.0

At September 30, 2007, investments in secured finance mortgage-backed securities accounted for 14.0% of our total gross unrealized losses. At December 31, 2006, investments in secured finance mortgage-backed securities accounted for 17.6% of our total gross unrealized losses.

We reviewed all our investments with unrealized losses as of September 30, 2007. For all investments other than those for which we recognized an impairment charge, our evaluation determined that their declines in fair value were temporary, and we have the intent and ability to hold these securities until they recover in value.

This table shows, by maturity, the total amount of gross unrealized losses on fixed maturities and marketable equity securities at September 30, 2007:

SEPTEMBER 30, 2007	COST OR AMORTIZED COST	FAIR VALUE	COST IN EXCESS OF FAIR VALUE
Fixed Maturities
One Year or Less	$78.5	$78.4	$(0.1)
Over One Year through Five Years	494.7	490.2	(4.5)
Over Five Years through Ten Years	553.8	546.5	(7.3)
Over Ten Years	1,720.1	1,681.4	(38.7)
Mortgage-Backed Securities	574.7	566.3	(8.4)

Total Fixed Maturities	3,421.8	3,362.8	(59.0)
Total Marketable Equity Securities	79.0	78.1	(0.9)

Total	$3,500.8	$3,440.9	$(59.9)

Unrealized losses on our fixed maturities that have been in a loss position for more than a year at September 30, 2007 were $9.6, compared with $32.3 at December 31, 2006. There were no unrealized losses on our marketable equity securities that were in a loss position for more than a year at September 30, 2007 or December 31, 2006. Total unrealized losses were less than 1% of our total portfolio value at both September 30, 2007 and December 31, 2006.

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

These tables show our investment types and industries of our fixed maturities and marketable equity securities that exceed 3% of our portfolio at September 30, 2007 and December 31, 2006:

SEPTEMBER 30, 2007	CARRYING VALUE	PERCENT OF TOTAL
States and Political Subdivisions	$4,824.0	52.5%
Banks	431.4	4.7
U.S. Government and Agencies	433.1	4.7
Mortgage-Backed Securities	1,023.0	11.1
Other	2,454.8	26.7

Total Fixed Maturities and Marketable Equity Securities	9,166.3	99.7
Other Invested Assets	30.3	0.3

Total Investment Portfolio	$9,196.6	100.0%

DECEMBER 31, 2006	CARRYING VALUE	PERCENT OF TOTAL
States and Political Subdivisions	$4,511.7	42.3%
Banks	954.1	8.9
U.S. Government and Agencies	787.9	7.4
Mortgage-Backed Securities	1,169.6	11.0
Other	3,225.4	30.3

Total Fixed Maturities and Marketable Equity Securities	10,648.7	99.9
Other Invested Assets	14.3	0.1

Total Investment Portfolio	$10,663.0	100.0%

Investment Portfolio Quality

The quality ratings of our fixed maturities portfolio were:

RATING	PERCENT AT SEPTEMBER 30, 2007	PERCENT AT DECEMBER 31, 2006
AAA	58%	54%
AA	16	15
A	13	19
BBB	9	10

Subtotal	96	98
BB or lower	3	1
Not Rated	1	1

Total	100%	100%

Below Investment Grade and Other Securities – A security is considered below investment grade if it has a rating below BBB. Our consolidated investment portfolio included below investment grade fixed maturities with a fair value of $266.9 at September 30, 2007 and $83.0 at December 31, 2006. The increase in fair value of these investments reflects a higher mix of high-yield securities, consistent with our overall investment strategy in our portfolio as of September 30, 2007, compared with December 31, 2006.

As of September 30, 2007, these securities represented 3.4% of our total fixed maturities at fair value. As of December 31, 2006, these securities represented 0.9% of our total fixed maturities at fair value. The related amortized cost of the below investment grade fixed maturities was $262.9 at September 30, 2007 and $79.1 at December 31, 2006.

As of September 30, 2007, our below investment grade securities included gross unrealized investment gains of $5.3 and gross unrealized losses of $1.3. As of December 31, 2006, our below investment grade securities included gross unrealized investment gains of $4.1 and gross unrealized losses of $0.2.

Our investment portfolio as of September 30, 2007 also included $57.6 of non-publicly traded fixed maturities and marketable equity securities (representing 0.6% of our total portfolio) and $93.6 of not-rated fixed maturities (securities not rated by a national rating service) representing 1.0% of our total portfolio at September 30, 2007. Our investment portfolio as of December 31, 2006 included $144.2 of non-publicly traded fixed maturities and marketable equity securities (representing 1.4% of our total portfolio) and $87.4 of not-rated fixed maturities representing 0.8% of our total portfolio at December 31, 2006.

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

Net Investment Income

This table summarizes our pretax net investment income by portfolio:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2007	2006	2007	2006
P&C	$111.4	$121.0	$352.6	$355.7
Corporate	5.9	9.9	20.1	25.4

Total Net Investment Income	$117.3	$130.9	$372.7	$381.1

The decrease in net investment income is a result of the shift in our portfolio strategy throughout 2006 to tax-exempt municipal bonds, and an overall lower invested asset base due primarily to the sale of securities to fund our debt maturity and redemption and the special dividend paid by our insurance subsidiaries to Safeco Corporation that have not been reinvested.

Our annualized investment income yields were:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2007	2006	2007	2006
Pretax	5.0%	5.0%	5.4%	4.9%
After Tax	4.0%	3.8%	4.3%	3.7%

Our after-tax yields increased in the three and nine months ended September 30, 2007, compared with the same periods in 2006, due to our increased investment in tax-exempt municipal bonds.

Net Realized Investment Gains and Losses

Pretax net realized investment gains (losses) by portfolio were:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2007	2006	2007	2006
P&C	$41.4	$(8.0)	$55.6	$(16.8)
Corporate	10.6	1.7	26.2	(11.8)
Net Realized Investment Gains on Contributions to Safeco Insurance Foundation	57.9	29.2	57.9	29.2

Total Pretax Net Realized Investment Gains	$109.9	$22.9	$139.7	$0.6

Pretax net realized investment gains and losses by component were:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2007	2006	2007	2006
Gross Gains on Fixed Maturities Transactions	$7.3	$6.7	$16.0	$16.1
Gross Losses on Fixed Maturities Transactions	(18.0)	(0.3)	(20.3)	(9.6)
Gross Gains on Marketable Equity Securities Transactions	147.8	31.5	162.8	68.8
Gross Losses on Marketable Equity Securities Transactions	(7.9)	(2.3)	(10.2)	(7.1)

Total Net Gains on Securities Transactions	129.2	35.6	148.3	68.2

Impairments on Fixed Maturities	(10.9)	(4.3)	(14.4)	(50.4)
Impairments on Marketable Equity Securities	(7.5)	(9.4)	(9.3)	(12.6)

Total Impairments	(18.4)	(13.7)	(23.7)	(63.0)

Other, Net	(0.9)	1.0	15.1	(4.6)

Total Pretax Net Realized Investment Gains	$109.9	$22.9	$139.7	$0.6

The increase in net realized investment gains is due primarily to the gain of $57.9 from the contribution of highly appreciated marketable equity securities to the Foundation, and the sale of securities to fund the special dividend paid by our insurance subsidiaries to Safeco Corporation and to increase our cash position for future share repurchases.

In June 2007, we terminated an interest rate swap derivative which was designated as a cash flow hedge and received cash proceeds of $10.4 which represented the fair market value of the contract on the termination date. Upon termination, we recognized a $10.4 gain as the forecasted cash flows were not probable of occurring by the original dates specified or within two months of those dates.

Net Gains on Securities Transactions

The fair value of fixed maturities and marketable equity securities that we sold at a loss was $763.9 for the three months ended September 30, 2007, and $1,078.3 for the nine months ended September 30, 2007, compared with $29.5 and $688.6 in the same periods in 2006.

Our total net realized investment loss on these sales for the three months ended September 30, 2007 was $25.7, compared with $2.4 in the same period in 2006, and $29.9 for the nine months ended September 30, 2007, compared with $15.2 in the same period in 2006. The securities sold at a loss during 2007 primarily related to non-performing securities sold to purchase tax-exempt bonds and securities with credit-related losses in connection with market volatility that emerged during the third quarter. The net realized investment losses in 2006 were primarily related to sales of securities impaired in prior periods, securities that became impaired during the three months ended September 30, 2006, and sales of securities that had substantially recovered in value after being impaired in prior periods.

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

We continually monitor our investment portfolio and markets for opportunities to:

•	Manage credit quality

•	Reduce our exposure to companies and industries with credit problems

•	Manage call risk

Pretax investment impairments by portfolio were:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2007	2006	2007	2006
P&C
Fixed Maturities	$10.8	$4.3	$13.0	$43.4
Marketable Equity Securities	7.5	9.4	9.3	12.6

Corporate
Fixed Maturities	0.1	—	1.4	7.0

Total Pretax Investment Impairments	$18.4	$13.7	$23.7	$63.0

The increase in impairments in the three months ended September 30, 2007 compared with the same period in 2006 was due to credit-related events on certain securities due to recent market volatility. The decrease in impairments in the nine months ended September 30, 2007 compared with the same period in 2006 was due to the 2006 impairments on previously impaired equity securities and our review of our fixed maturities, pursuant to which we determined that some securities might not be held until they recover to full value.

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

We have not engaged in the sale of investments or other assets by securitization.

Our cash flow for the nine months ended September 30, 2007 and 2006 was:

NINE MONTHS ENDED SEPTEMBER 30,	2007	2006
Cash and Cash Equivalents – Beginning of Period	$287.6	$556.3
Net Cash Provided by (Used in):
Operating Activities	552.4	489.6
Investing Activities	1,450.7	421.9
Financing Activities	(1,624.9)	(843.3)

Cash and Cash Equivalents – End of Period	$665.8	$624.5

The increase in cash provided by operating activities in the nine months ended September 30, 2007 compared with the same period in 2006, was primarily due to lower administrative expenses and income tax payments.

The change in cash from investing activities in the nine months ended September 30, 2007 compared with the same period in 2006 was a result of increased sales in marketable equity securities as well as an increase in our securities lending program. In addition, proceeds received from sales of real estate in 2006 were due to the sale of our Redmond, Washington office campus in the second quarter of 2006 and sales of our Portland, Oregon and Seattle, Washington building complexes in the third quarter of 2006.

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

In the first nine months of 2007 we used $1,182.0 to repurchase shares and debt, compared with $596.5 to repurchase shares and debt in the first nine months of 2006.

On July 27, 2007 we made a non-revocable, non-refundable contribution to the Foundation of highly appreciated marketable equity securities with a fair value of $60.0 and a book value of $2.1. In the third quarter of 2006, we funded the Foundation with a non-revocable, non-refundable contribution of appreciated marketable equity securities with a fair market value of $30.0 and a book value of $0.8.

Our insurance subsidiaries pay dividends to Safeco Corporation. We then use that money to pay dividends to our shareholders, repurchase common stock, as well as to make principal and interest payments on our debt. Individual states limit the amount of dividends that our subsidiaries domiciled in those states can pay Safeco Corporation. Exceeding such limits would require prior regulatory approval. We requested and received approval from state regulators for special dividends totaling $700.0 which were paid by our subsidiaries to Safeco Corporation on August 15, 2007.

Our Capital Structure

Capital resources protect our policyholders, provide us with financial strength and facilitate continued business growth. Our capital structure consists of debt and equity and was as follows:

	SEPTEMBER 30, 2007	DECEMBER 31, 2006
Total Debt	$704.0	$1,250.0

Equity Excluding Accumulated Other Comprehensive Income	3,292.6	3,443.7
Accumulated Other Comprehensive Income, Net of Taxes	396.6	484.2

Total Shareholders’ Equity	3,689.2	3,927.9

Total Capitalization	$4,393.2	$5,177.9

Ratio of Debt to Equity	19.1%	31.8%
Ratio of Debt to Capitalization	16.0%	24.1%

Repurchases of Debt – In the first nine months of 2006, we repurchased $32.3 in principal amount of 8.072% Debentures. Including transaction costs, we reported a loss on debt repurchase of $2.9 pretax, including the write-off of deferred debt costs in the Consolidated Statements of Income.

In July 2007, we called and redeemed the remaining balance of $322.3 of our 8.072% Debentures for $335.3. The Debentures were redeemed at a price of 104% of principal. We reported a pretax loss on our debt repurchase of $16.6, including the write-off of deferred debt costs. We also retired our $26.3 Capital Trust equity investment, which was reported as debt on our Consolidated Balance Sheets. In addition, we paid $197.3 of our 6.875% senior notes which matured on July 15, 2007.

Share Repurchases – We summarize our share repurchase activity for the nine months ended September 30, 2007 and 2006 below:

Program	Number of Shares Purchased (Issued)	Average Price Paid Per Share	Total Cost
2006 Repurchases
Open Market Purchases, January 2006	477,800	$53.69	$25.7
10b5-1, February 2006	1,845,163	51.92	95.8
10b5-1, March 2006	2,875,000	51.70	148.7
10b5-1, April 2006	108,507	50.37	5.5
10b5-1, May 2006	1,868,345	56.23	105.1
10b5-1, June 2006	1,717,955	55.23	94.9
10b5-1, August 2006	1,450,000	55.54	80.5
10b5-1, September 2006	102,000	57.08	5.8

Total Repurchases 2006	10,444,770	$53.81	$562.0

2007 Repurchases
10b5-1, May 2007	888,200	$63.32	$56.3
10b5-1, June 2007	1,633,782	62.15	101.5
10b5-1, July 2007	1,508,401	61.08	92.2
10b5-1, August 2007	1,643,698	58.83	96.7
10b5-1, September 2007	2,377,050	58.37	138.8
Open Market Purchases, August 2007	2,369,800	58.04	137.6

Repurchases under 10b5-1 Plans and Open Market Purchases	10,420,931	59.78	623.1
Accelerated Share Repurchase Settlement	(866,685)	—	—

Total Repurchases 2007	9,554,246	$59.78	$623.1

Approximately 6.5 million shares remain available for repurchase under board-approved repurchase programs as of September 30, 2007.

On May 2, 2007, we increased our quarterly dividend rate by 33% to $0.40 per share, which we paid on July 23, 2007. On August 1, 2007, our board of directors approved a regular dividend of $0.40 per share on our common stock and the dividend was paid on October 22, 2007 to shareholders of record as of October 5, 2007.

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

The bank credit facility does not require us to maintain any deposits as compensating balances. As of September 30, 2007, we had no borrowings under the bank credit facility and we were not in default with any of its covenants.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements.

Financial Strength Ratings

Financial strength ratings provide a benchmark for comparing insurers. Higher ratings generally indicate greater financial strength and a stronger ability to pay claims.

Here are our current ratings:

	A.M. BEST	FITCH	MOODY’S	STANDARD & POORS

Safeco Corporation:
Senior Debt	bbb+	A	Baa1	BBB+

Financial Strength:
P&C Subsidiaries	A	AA	A1	A+

On October 1, 2007, Fitch upgraded our debt ratings and the financial strength ratings of our insurance subsidiaries, and affirmed its rating outlook as stable. On May 30, 2007, A.M. Best affirmed our ratings and positive outlook. On May 14, 2007, Standard & Poor’s affirmed our ratings and revised its outlook to stable from positive. On March 6, 2007, Moody’s affirmed our ratings and revised its outlook to stable from positive.

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

Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d) of the Exchange Act, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated our internal control over financial reporting and determined that there were no changes that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as described below.

On May 24, 2007 we entered into an outsourcing agreement with BlackRock Financial Management, Inc. to manage our investment portfolio and provide certain investment management accounting services. The effective date of this transition was July 2, 2007. We have concluded that this arrangement represents a material change in our internal control over financial reporting.

Safeco Corporation and Subsidiaries

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

In common with the insurance and financial service industries in general, we are subject to legal actions filed or threatened, including claims for punitive damages, in the ordinary course of our operations. Generally, our involvement in legal actions involves defending third-party claims brought against our insureds (in our role as liability insurer) or principals of surety bonds and defending policy coverage claims brought against us.

Litigation arising from claims settlement activities is generally considered in the establishment of our reserve for Loss and Loss Adjustment Expense (LAE). However, in certain circumstances, we may deem it necessary to provide disclosure due to the size or nature of the potential liability to us.

Based on information currently known to us, we believe that the ultimate outcome of any pending matters is not likely to have a material adverse effect on our financial position or results of operations.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 – 31	1,508,401	$61.08	1,508,401	—
August 1 – 31	4,013,498	58.37	4,013,498	2,401,799
September 1 – 30	2,377,050	58.37	2,377,050	4,055,285

Total	7,898,949	$58.89	7,898,949	6,457,084

(1)	On August 1, 2007, our board of directors approved the repurchase of up to $250.0 million of our outstanding common stock in open market purchases and the repurchase of up to $500.0 of our outstanding common stock under a Rule 10b5-1 trading plan, which replaces our prior authorization of share repurchases. We purchased a total of 6.4 million shares under these plans at an average price of $58.37, for a total cost of $373.1. Approximately 6.5 million shares remain available for repurchase under this authorization. In May 2007, we implemented a Rule 10b5-1 trading plan to purchase up to $250.0 of our outstanding common stock, and completed this trading plan on July 24, 2007. We purchased a total of 4.0 million shares at an average price of $62.03 including transaction costs under this plan.

ITEM 6 – EXHIBITS

10.1	Amendment No. 1 to Credit Agreement as of October 29, 2007, among Safeco Corporation, the Lenders thereto and JPMorgan Chase Bank, N.A., as Administrative Agent for the Lenders.

31.1	Certification of Chief Executive Officer of Safeco Corporation dated October 30, 2007, in accordance with Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer of Safeco Corporation dated October 30, 2007, in accordance with Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer of Safeco Corporation dated October 30, 2007, in accordance with 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of Safeco Corporation, dated October 30, 2007, in accordance with 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Safeco Corporation and Subsidiaries

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on October 30, 2007.

Safeco Corporation
Registrant

/s/ Ross J. Kari
Ross J. Kari Executive Vice President, Chief Financial Officer and Chief Accounting Officer