Form 10-K
period 2007-12-31
SAFECO CORP
filed 2008-02-28
CIK 86104

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended December 31, 2007

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from to

Commission File Number 1-6563

Safeco Corporation

State of Incorporation: Washington

I.R.S. Employer I.D. No.: 91-0742146

Address of Principal Executive Offices: Safeco Plaza, 1001 Fourth Avenue, Seattle, Washington 98154

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2007, was $6,300,000,000.

89,742,213 Shares of Common Stock were outstanding at February 15, 2008.

Documents Incorporated by Reference: Portions of the registrant’s definitive Proxy Statement for the 2008 annual shareholders meeting are incorporated by reference into Part III.

Safeco Corporation and Subsidiaries

Index to Financial Statements, Schedules and Exhibits

Part I

(Dollar amounts in millions except for ratios, per-claim data and per-share data unless noted otherwise)

Item 1:	OUR BUSINESS

OVERVIEW

We have been in business serving the insurance needs of customers since 1923. Safeco Corporation is an insurance holding company incorporated in the state of Washington. We are licensed to provide property and casualty insurance along with related services to individuals and small- to mid-size businesses in all 50 states through our insurance subsidiaries and as of February 15, 2008, we had 7,057 employees located throughout the United States. We also sell surety bonds to contractors and businesses. Our revenues are generated from the premiums we earn on the insurance policies we write and the income we earn from our investment of premium dollars.

We sell our insurance products principally through independent agents. According to A.M. Best, an insurance rating agency, we are one of the 20 largest domestic insurance carriers, the 6th largest domestic property and casualty insurance carrier selling through independent agents and our surety business is the 4th largest in the United States, based on 2006 direct written premiums.

We deliver the majority of our products over our Safeco Now automated platform, which gives our agents a single point of entry to sell our core property and casualty products and select transactional surety bonds. Most of our pricing, underwriting and servicing processes are presented through this platform. Consumers can also purchase certain policies directly and online at www.Safeco.com. Today, over 95% of our personal lines and small commercial business lines are automated and priced using multi-variate and predictive models.

OUR VISION AND STRATEGY

Our vision is to be the indispensable carrier of choice for customers and their agents through excellence in the solutions we provide, ease of doing business with us and the competitiveness of our products.

Our strategy centers on developing long-term customers who value insurance products and proactively manage their risks. We focus on the personal and commercial insurance products that are purchased by the vast majority of U.S. households and small businesses.

2007 ACCOMPLISHMENTS

In 2007, we focused our efforts on maintaining disciplined underwriting, managing our expenses and capital, developing and introducing new products and improving our technology infrastructure.

•	Underwriting Profitability – We took actions in 2007 to sustain our underwriting profitability through:

¡	Continued refinements in our underwriting discipline

¡	Catastrophe risk management

¡	Claims management

¡	Refinements in our producer review process

•

Expense Management – We achieved expense savings of approximately $50 million for 2007, offset in part by reinvestment in our research and development unit – Open Seas™, increased advertising and marketing spend, and strategic technology investments. We increased productivity as of December 31, 2007 to 593 Policies in Force per Full Time Equivalent (PIF per FTE) from 557 as of December 31, 2006.

•	Capital Management – We increased our common stock dividend rate by 33%. We paid $545.9 of our high cost debt and repurchased $1.0 billion of our outstanding shares.

•

Development and Introduction of New Products – We launched a new version of our multi-variate pricing segmentation model called Safeco True Pricing™. This product, which applies to our auto and property lines, evaluates customers at every renewal and re-underwrites them so that we can better match rate for risk. The evolution of our multi-variate segmented pricing model is designed to increase our pricing accuracy, improve our retention and competitively price new business.

In 2007, we rolled out more coverage options for our agents and customers through our Safeco Optimum Package™ products which offer customers the choice of additional coverages for auto, homeowners and small commercial policies. We launched Teensurance™ in the second quarter of 2007, highlighting our drive to innovate. Teensurance is a product for parents and their teen drivers which features special pricing when a tracking device is installed in the vehicle. We have additional product innovations in pilot phase in various markets.

•

Technology Infrastructure Investment – We evaluated key technologies that will support our business strategy. These included applications that pull together disparate legacy data to create a more holistic view of our customers, advanced data mining tools, and modernized workplace technologies. We established an IT governance structure for our technology investments.

OUR FOCUS IN 2008

In 2008, our goals are as follows:

•

Drive the Economics of our Business – Provide sustainable expense savings through improvements in business process; relentlessly address environmental factors, procedures and practices that impede performance and demonstrate momentum in achieving best-in-class in expense and loss-cost management.

•

Add Value through Innovative Thinking – Deliver accurate data, deep analytics and technology that will enable us to identify trends, design products and services, and improve risk management, combining these capabilities with a strong talent management initiative that leverages the full capacity of our people to deliver for the customer.

•

Enhance the Safeco Experience – Respect the time of agents and customers by providing an integrated approach to logistics, customer support and technology, and make our personal engagement in the business unmistakable to agents and customers.

•

Deliver Superior Performance – Perform for our owners by driving book value growth and maintaining ROE that is among the best in the Property and Casualty (P&C) industry, and deploy a combination of underwriting discipline, superior selection, investment performance, and active capital management to deliver stable results and demonstrate clear potential to outperform peers.

We have various internal metrics by which we chart our progress in achieving these goals.

OUR BUSINESS PRODUCTS

Insurance products blunt the economic effect of large financial losses on customers by pooling the risks of many individuals and businesses and transferring these risks to an insurance company in return for a premium. The type of risks that are pooled for insurance include risks that are definable, accidental in nature, and part of a group of similar risks large enough to make losses predictable. We offer a range of insurance products in our four business segments that address these risks.

Our four business segments include:

•	Safeco Personal Insurance – offers auto, homeowners and other property and specialty insurance products for individuals

•

Safeco Business Insurance – offers businessowner policies, commercial auto, commercial multi-peril, workers’ compensation, commercial property and general liability policies for small- and mid-sized businesses

•	Surety – offers bonds that provide payment and performance guarantees for various businesses

•

P&C Other – run-off assumed reinsurance, large-commercial business accounts and commercial specialty programs in run-off, our own self-insurance, asbestos and environmental results, run-off religious institutions and other business and programs we have exited.

Safeco Now – our automated underwriting platform used to sell these products – allows agents and consumers to quote and sell or purchase policies faster, enabling us to streamline the sales process. Our agents can handle most auto policy changes and endorsements online. These endorsements include vehicle additions and deletions, vehicle replacements or updates and coverage and deductible changes. This automation also has facilitated the comparison of our products online and within software packages that offer the agent and the consumer the ability to compare product quotes.

The table below shows net earned premiums, which is equivalent to our premium revenues. We use “net” because some of our premiums are ceded to reinsurers.

Net earned premiums for our business segments were as follows:

YEAR ENDED DECEMBER 31,	2007		2006		2005
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Safeco Personal Insurance	$3,663.0	65.7%	$3,727.6	66.5%	$3,831.8	66.0%
Safeco Business Insurance	1,559.1	28.0	1,509.6	26.9	1,555.4	26.8
Surety	352.9	6.3	297.5	5.3	260.9	4.5
P&C Other	1.0	—	73.6	1.3	157.3	2.7

Total	$5,576.0	100.0%	$5,608.3	100.0%	$5,805.4	100.0%

SAFECO PERSONAL INSURANCE

Net earned premiums for Safeco Personal Insurance by reportable segment were as follows:

YEAR ENDED DECEMBER 31	2007	2006	2005
Auto	$2,604.8	$2,713.2	$2,820.4
Property	942.3	909.0	913.3
Specialty	115.9	105.4	98.1

Total	$3,663.0	$3,727.6	$3,831.8

Auto – We sell insurance products that provide coverage for our customers’ liability to others after a collision for both bodily injury and property damage, for injuries sustained by our customers, and for physical damage to our customers’ vehicles from collision and other hazards.

Our tiered auto product uses multi-variate modeling to match rates to the risks we are willing to insure. This allows us to quote a spectrum of customers and is intended to reduce volatility in our underwriting results over time. Safeco True Pricing makes our pricing more accurate for existing customers, charging the right rate for the customer’s evolving risk profile and adjusting the premiums at every renewal period. It also seeks to create a more accurate and competitive rate for new business quotes.

Policyholders can purchase our Safeco Optimum Package as an endorsement to the personal auto policy. With the package, customers can make more coverage choices, be rewarded for good driving and elect extra protection.

Property – We provide solutions to insure dwellings, contents and liability exposures. We offer homeowners, renter, condo owners, dwelling fire and earthquake policies. Our policies protect our insureds against losses from hazards such as hurricanes, tornadoes, wildfires, earthquakes, hail and windstorms along with other exposures.

As in our other lines of business, we look for growth in property insurance that meets our profitability targets. We target new property business by offering competitive pricing on policies, while carefully managing our exposure to catastrophic events. Like auto, our tiered property product enables us to better match rates to the risks we insure.

Specialty – We offer umbrella, motorcycle, recreational vehicle, classic cars and boat owners insurance coverage for individuals. These specialty products serve to round out our personal lines portfolio so we can provide products to meet the majority of our policyholders’ personal insurance needs. The umbrella product provides cross-sell opportunities with auto.

SAFECO BUSINESS INSURANCE

Net earned premiums for Safeco Business Insurance by reportable segment were as follows:

YEAR ENDED DECEMBER 31	2007	2006	2005
SBI Regular	$1,297.8	$1,245.4	$1,272.2
SBI Special Accounts Facility	261.3	264.2	283.2

Total	$1,559.1	$1,509.6	$1,555.4

SBI Regular – We offer a variety of commercial insurance products designed for small- and mid-sized businesses. Our principal business insurance products include business owner policies (BOP), commercial auto, commercial multi-peril, workers’ compensation, commercial property and general liability insurance. Of the businesses we insure, 95% of our policies in force are from customers who pay annual premiums of $10,000 or less and have 99 or fewer employees.

Our lead product in this segment is BOP and it is fully automated on our Safeco Now platform. Our BOP product is designed for customers with up to $15 million in insured values and up to $15 million in annual sales. BOP policies can be issued over Safeco Now for more than 350 classes of business.

Safeco BOP Access™ is designed to target risks that do not fit a traditional businessowners’ policy, but do not require a complex package policy. Packed with enhanced coverages and customizable options, Safeco BOP Access makes policies for “in-between” customers easy to sell, write and maintain. It completes our entire suite of commercial products to cover the small-to-medium marketplace.

Our commercial auto product includes non-fleet and small fleet commercial auto business. We principally insure fleets that include up to 15 vehicles. Approximately 80% of this product is transacted on our automated platform.

Our commercial multi-peril product offers enhanced liability and property coverages that can be tailored to the customer’s needs. This packaged product allows the customer to obtain those coverages that are important to their specific situation.

Our workers’ compensation product targets small- to mid-sized manufacturing, retail and service companies similar to those who buy our BOP and commercial multi-peril product. We require the companies we insure to show a demonstrable concern for employee safety and have formalized loss-prevention plans. Approximately 95% of our workers’ compensation coverage is automated on our Safeco Now platform.

Other products within SBI Regular include farm risks, equipment breakdown, excess liability and umbrella coverage.

SBI Special Accounts Facility – Our Special Accounts Facility segment writes policies covering large-commercial accounts (customers who pay annual premiums of more than $250,000) for our key agents and brokers who deliver a strong flow of our small- to mid-sized commercial products. We also write three specialty commercial programs – agents’ errors and omissions insurance, property and liability insurance for mini-storage and warehouse properties, and property, auto, professional and general liability insurance for non-profit social service organizations. We limit our appetite in the large commercial account business because of our belief that this business is more susceptible to unprofitable price competition in soft market cycles resulting in earnings volatility.

SURETY

We provide surety bonds for construction, performance and legal matters such as appeals, probate and bankruptcies. Our business relies principally on the increasing needs of long-term customers. Surety differs from traditional insurance as it resembles a credit function. We charge a fee for lending our credit to customers who then indemnify us, whereas insurance pools the risks of many customers.

There are three parties to a surety contract – the principal (our customer), Safeco and the beneficiary. All three parties have an obligation under the contract. We are the party who guarantees fulfillment of the principal’s obligation to its beneficiary. In addition, we are generally entitled to recover from the principal any losses and expenses paid to third parties. We are responsible for evaluating the risk and determining if the principal meets the underlying requirements for the bond. We step in on behalf of our principals in the event of a default. We use outside attorneys and engineers to determine contract completion performance or recovery and salvage potential.

We offer two broad types of surety products – contract surety and commercial surety. Contract surety bonds secure a contractor’s performance or payment obligation generally with respect to a construction project. Contract surety bonds are generally required by federal, state and local governments for public works projects. Commercial surety bonds include all surety bonds other than contract and cover obligations typically required by law or regulation. We also market transactional surety bond obligations to individuals and small business through our web-based Surety Online ™ product.

P&C OTHER

This segment includes run-off assumed reinsurance, large-commercial business accounts and commercial specialty programs in run-off, our own self-insurance asbestos and environmental results, run-off religious institutions and other business and programs we have exited, including Safeco Financial Institution Solutions (SFIS), which we sold in April 2006.

CORPORATE

In our Corporate segment, we include:

•	Interest expense we pay on our debt

•	Miscellaneous corporate investment and other activities, real estate holdings, contributions to the Safeco Insurance Foundation and transactions and losses on debt repurchases

•	Our intercompany eliminations

Additional financial information on our segments can be found in the Our P&C Operating Results section Our Corporate Results section in Item 7: Management’s Discussion and Analysis (MD&A) as well as in the Notes to our Consolidated Financial Statements.

COMPETITION

We operate in a highly competitive environment for the sale of property and casualty insurance. We compete with thousands of domestic and foreign insurance companies for placement with quality independent agents and brokers. Factors that influence carrier-distributor relationships include:

•	Availability of capacity and coverage terms

•	Ease of doing business

•	Product price

•	Claims handling

•	Compensation structure

•	Financial strength and ratings

•	Reputation

We also compete in the marketplace for the business of the retail consumer. There, the same issues regarding coverage, ease, price, service, claims handling, financial strength and reputation are all factors. In the retail market, not only do we compete against other insurance carriers that are represented by independent agents, but also carriers with captive agents and carriers that write directly without agents. Several competing carriers have brands that are more commonly known and spend significantly more on advertising than we do. Because we do not support our brand through extensive advertising, we are reliant on our ability to:

•	Manage our costs to remain competitive

•	Provide coverage and service that will commend us to agents and customers

•	Maintain positive relationships with our agents

•	Invest in innovation in our products and services to differentiate Safeco

DISTRIBUTION

We offer our products principally through independent agents. Our agency relationship is important to us and we provide our agents with a competitive compensation package and tools to enhance their business.

We have brought together our major auto, property, specialty and small- to mid-sized commercial products on our online Safeco Now sales-and-service platform. This agent workplace tool is Web-based and features a single point of entry for Safeco personal and commercial products, including certain surety bonds. Safeco Now allows agents and brokers to quote and sell these products in minutes and provides them with seamless cross-sell opportunities.

Safeco Now is easy for our agents and brokers to use relative to manual underwriting, drives operating efficiencies in their offices, and gives us a competitive advantage over small regional carriers that have not made (or cannot afford) such investments in technology and larger carriers whose tools may not be as advanced.

Our sales force educates agents on our products and our overall value proposition. This enables us to achieve top-of-mind status with agents and help agents grow their businesses thereby growing ours. We strive to deepen our agency relationships by responding to survey feedback and engaging senior management in regular dialogues to understand agent needs.

We offer our agents on-demand training solutions – live, online virtual classrooms, recorded sessions, and robust user-assistance tools embedded in our systems and applications to maximize their efficiency for agents who prefer to handle service transactions on their own. This enables our agents and brokers to easily learn how to place new business, service existing business and check the status of bills and claims. We also offer phone support and expert troubleshooting if our agents need help placing or renewing business with Safeco.

We offer a “fee and service” option for agents who prefer not to handle their customers’ service transactions. This service, known as Gold Service™, offers licensed Safeco Customer Care professionals who handle all service-related issues directly with the policyholder. In turn, this allows agents to focus on growing their books of business while we focus on providing a consistent and high-value service experience. Participating agents also get the benefit of Safeco cross-selling their book of business to help drive new business and retention.

We sell a modest amount of our products directly through licensed agents who are Safeco employees and through our website, www.Safeco.com.

CLAIMS

We have a team of more than 2,500 claims professionals across the country. They handled 97% of our claims in 2007; the remainder was handled by independent adjusters. We have specialized claims-handling functions to address complex claims such as surety, workers’ compensation, asbestos, environmental and construction defects.

Customers can receive repair estimates and claim checks by visiting one of our drive-in claims centers, or our new Safeco OneStop™ repair facilities. At Safeco OneStop repair facilities, customers simply drop off their drivable car, and the estimate, rental car and repair are taken care of at one convenient location. We have vendor partnerships and reward vendors who meet our customers’ satisfaction criteria.

CATASTROPHE MANAGEMENT

As a property and casualty insurer, our results can be affected by claims arising out of natural or man-made catastrophes. Depending on their severity, such catastrophic events can have a significant impact on our results of operations and financial condition. Catastrophes can be caused by various events, including severe weather, earthquakes, terrorism, fires and explosions. We actively attempt to limit our exposure to catastrophe risk through a combination of risk avoidance, risk mitigation and risk transfer strategies. We maintain proprietary data on selected risks to conduct our own analysis of exposures as well as using industry data.

Our underwriting strategy across all segments of our business is to target customers whose risk of loss provides us with the opportunity for profitable growth. When writing business in catastrophe-prone areas we attempt to limit our exposure by adhering to strict guidelines that include variables such as building age and condition, coastal proximity, standards for policy deductibles and wildfire mapping. Due to our conservative catastrophe management strategy, our catastrophe losses have been lower than would be predicted by our applicable market share for nearly all major catastrophes.

As part of our on-going catastrophe expense management efforts, we are evaluating whether to join the California Earthquake Authority (CEA). The CEA is a privately-financed, publicly managed state agency created to provide insurance coverage for earthquake damage in California. Insurers selling homeowners policies in California are required to offer earthquake insurance to their customers either through their company or through participation in the CEA. Participation in the CEA would limit our exposure to earthquake losses.

LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES

Our ability to accurately estimate our loss and loss adjustment expense (LAE) reserves affects the viability and financial strength of our operations. Loss and LAE reserves reflect our estimates of ultimate amounts for losses from claims and related settlement expenses that we have not yet paid to settle both reported and unreported claims.

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

Additional information about loss and LAE reserves can be found in the Loss and Loss Adjustment Expense Reserves section of our MD&A.

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

We purchase reinsurance primarily to cover:

•	Property catastrophes

•	Workers’ compensation

•	Commercial property

•	Commercial umbrella

•	Surety

Additional information about reinsurance can be found in the Reinsurance section of our MD&A.

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

The nature and extent of such regulation and supervision vary from state to state, and regulation of the insurance industry is subject to change. In general, the current regulations under which we operate include:

•	Licensing of insurers – Our insurance subsidiaries are licensed and supervised by departments of insurance in each of the states where we do business.

•	Regulation of agents – We may only sell insurance through properly licensed agents and brokers who have met the eligibility requirements of the applicable state.

•

Capital and surplus requirements – The amount of premiums we can write is limited in relation to our total policyholders’ surplus. The limit is dependent on factors such as the type of insurance we write, the reasonableness of our reserves, and the quality of our assets.

•

Investment and dividend limitations – As an insurance holding company, we rely on dividends from our insurance subsidiaries to pay shareholder dividends and to pay principal and interest on our debt. State regulations limit the amount of dividends our insurance subsidiaries can pay to us without regulatory approval.

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

•	Reasonableness of reserves for losses – States require that we analyze the reasonableness of our reserves annually and report this information to their departments of insurance.

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

STATUTORY ACCOUNTING

The accounting standards required by the state regulatory authorities are called statutory accounting principles, or SAP. These principles differ in some respects from U.S. generally accepted accounting principles (GAAP). For example, in reporting loss and LAE reserves on our Consolidated Balance Sheets:

•	SAP requires us to reduce our loss and LAE reserves for reinsurance recoverables

•	GAAP requires us to report our loss and LAE reserves without reduction for our reinsurance recoverables, which are reported separately as an asset

As a result, our loss and LAE reserves at December 31, 2007, were:

•	$4,730.0 in our annual financial statements filed with state regulatory authorities, in accordance with SAP, net of reinsurance

•	$5,185.0 in our Consolidated GAAP Financial Statements

More information about our loss and LAE reserves and our reinsurance recoverables can be found in the Notes to our Consolidated Financial Statements.

EXECUTIVE OFFICERS OF THE REGISTRANT

Here are our executive officers as of February 26, 2008. No family relationships exist among our executive officers.

Officer Name	Age	Positions with Safeco and Business Experience
Paula Rosput Reynolds	51	President and Chief Executive Officer, Safeco Corporation, since January 2006. Before joining Safeco, Ms. Reynolds was employed at AGL Resources, an Atlanta-based energy services holding company, where she served as Chairman (beginning in 2002) and President and Chief Executive Officer from 2000 to 2005. Previously, Ms. Reynolds served as President of Atlanta Gas Light Company, a subsidiary of AGL. In addition to serving on Safeco’s board of directors, Ms. Reynolds serves as a director for Delta Air Lines and Anadarko Petroleum Corporation.

Ross J. Kari	49	Executive Vice President, and Chief Financial Officer, Safeco Corporation, since June 2006. Before joining Safeco, Mr. Kari was the Chief Operating Officer and Chief Financial Officer for Federal Home Loan Bank of San Francisco from 2002 to May 2006.

Arthur Chong	54	Executive Vice President and Chief Legal Officer, Safeco Corporation, since November 2005. Prior to joining Safeco, Mr. Chong served as Deputy General Counsel of McKesson Corporation, a healthcare services company, from 1999 to October 2005.

Michael H. Hughes	53	Executive Vice President, Insurance Operations, Safeco Corporation, since July 2006 and Senior Vice President, Safeco Business Insurance, Safeco Corporation, since April 2002. Prior to joining Safeco, Mr. Hughes spent more than 20 years in commercial underwriting at The Hartford Financial Services, most recently as Executive Vice President, Affinity Personal Lines from 1996 to 2002.

Robert Ingram	49	Executive Vice President and Chief Information Officer, Safeco Corporation since February 11, 2008. Prior to joining Safeco, Mr. Ingram served as Chief Information Officer for Argonaut Group from 2006 to 2008. Mr. Ingram held a number of leadership positions at Andersen Consulting, IBM and USAA, where from 1998 to 2006, he served as senior vice president in Information Technology, supporting USAA’s property and casualty business.

R. Eric Martinez	39	Executive Vice President, Claims, Customer Care and Fulfillment, Safeco Corporation, since June 2007. Prior to joining Safeco, Mr. Martinez held a number of leadership positions from 1989 to 2006 at AGL Resources, most recently, Executive Vice President, Utility Operations.

Rauline Gonzales Ochs	49	Executive Vice President, Sales & Marketing, Safeco Corporation since January 22, 2008. Prior to joining Safeco, Ms. Ochs was senior vice president for North American Alliances and Channels at Oracle Corporation from 2003 to 2008 and senior vice president of Worldwide Alliances for BEA Systems from 2000 to 2002.

Kris L. Hill	41	Vice President and Controller, Safeco Corporation, since November 2006 and Principal Accounting Officer since February 2007. Assistant Vice President and Assistant Controller, Safeco Corporation, from December 2002 to November 2006. Before joining Safeco, Ms. Hill was Vice President of Finance at Northstar Communications Group, Inc., from 1998 to 2002.

CORPORATE INFORMATION

Safeco Corporation was formed as a Washington corporation in 1923.

We make our periodic and current financial reports and related amendments available on our Web site at www.safeco.com/ir at the same time as they are electronically filed with the Securities and Exchange Commission (SEC). They are also available at the SEC’s website, www.sec.gov. The information found on our Web site is not part of this or any other report we file with or furnish to the SEC.

We submitted the certification of our Chief Executive Officer required by Section 303A.12(a) of the New York Exchange (NYSE) List Company Manual, relating to our compliance with the NYSE’s corporate governance listing standards, to the NYSE with no qualifications. The Company has filed the Chief Executive Officer and Chief Financial Officer certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 required to be filed with the SEC.

Item 1A:	RISK FACTORS

Our business involves various risks and uncertainties. Additional risks and uncertainties that are presently unknown to us or that we currently believe to be immaterial may also adversely affect our business. If any such risks or uncertainties, or any of the following risks or uncertainties, develop into actual events, this could have a materially adverse effect on our business, financial condition or results of operations. In that case, the market price of our common stock could decline materially.

This information should be considered carefully together with the other information contained in this report and in the other reports and materials filed by us with the SEC, as well as news releases and other information publicly disseminated by us from time to time.

The following list describes the most significant risks facing our company:

•

Our ability to respond to the competitive initiatives of other property and casualty insurers could affect our growth and pressure our pricing – We compete within the property and casualty insurance industry not only for personal and commercial insurance customers, but also for employees and agents and brokers, particularly within our personal auto and small-business segments. We compete most notably on types of product, price, quality and depth of coverage, customer service, claims handling, and in the case of agents and brokers, compensation. With respect to employees, we not only compete with other carriers for a specialized and well educated workforce but we also compete with other large employers in our region.

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

•

Our underwriting results are dependent on our ability to match rate to risk. If our pricing models fail to price risks accurately, our profitability may be adversely affected – The profitability of our business substantially depends on the extent to which our actual claims experience is consistent with the assumptions we use in pricing our policies. We use automated underwriting tools for the preponderance of our products, as well as tiered pricing structures to match our premium rates to the risks we insure. As we expand our appetite into different markets and products, we will write more policies in markets and geographical areas where we have less data specific to these new markets, and accordingly may be more susceptible to error in our models or claims adjustment. If we fail to appropriately price the risks we insure, change our pricing model to reflect our current experience, or our claims experience is more frequent or severe than our underlying risk assumptions, our profit margins may be negatively affected. To the extent we have overpriced risks, new-business growth and retention of our existing business may be adversely affected.

•

If we are unable to maintain the availability of our information technology systems and safeguard the security of our data, our ability to conduct our business may be compromised or our reputation may be harmed – We use computer systems, including our automated underwriting platform, to store, retrieve, evaluate and utilize customer and company data and information. Our information technology and telecommunications systems, in turn, interface with and rely upon third-party systems. Our business is highly dependent on our ability, and the ability of our employees, agents and brokers, to access these systems to perform necessary business functions, such as providing new-business quotes, processing new and renewal business, making changes to existing policies, filing and paying claims, and providing customer support. Systems failures or outages and an inability to recover from these failures and outages could compromise our ability to perform these functions on a timely basis, which could hurt our business and our relationships with our agents and policyholders. In addition, systems failures (either our own or those of third parties) could jeopardize the confidentiality of our policyholders’ personal data, which could harm our reputation and expose us to possible liability. We rely on encryption and authentication technology licensed from third parties to provide security and authentication capabilities. But there can be no guarantee that advances in computer capabilities, new computer viruses, programming or human errors, or other events or developments would not result in a breach of our security measures, misappropriation of our proprietary information or an interruption of our business operations.

•

Our financial results may be adversely affected by the cyclical nature of the property and casualty business in which we participate – The property and casualty insurance market is traditionally cyclical, experiencing periods characterized by relatively high levels of price competition, less restrictive underwriting standards and relatively low premium rates, followed by periods of relatively low levels of competition, more selective underwriting standards and relatively high premium rates. We are currently operating in a period characterized by significant price competition. While both types of periods pose challenges to us, if we were to relax our underwriting standards or pricing in response to the competitive market, the associated claims activity could adversely affect our financial condition and results of operations.

•

Increased claims activity resulting from catastrophic events, whether natural or man-made, may result in significant losses – We experience increased claims activity when catastrophic events affect areas where our policyholders live or do business. Catastrophes can be caused by natural events, such as hurricanes, tornadoes, wildfires, earthquakes, snow, hail and windstorms, or other factors, such as terrorism, riots, hazardous material releases or utility outages. The extent of our losses in connection with catastrophic events is a function of the severity of the event and the total amount of policyholder exposure in the affected area. Where we have geographic concentrations of policyholders, a single catastrophe (such as an earthquake) or destructive weather trend affecting a region may have a significant impact on our financial condition and results of operations. We cannot accurately predict catastrophes, or the number and type of catastrophic events that will affect us. As a result, our operating and financial results may vary significantly from one period to the next. It is possible that changing climate conditions have added to the unpredictability and frequency of natural disasters and created additional uncertainty as to future trends and exposures. In particular, the increased severity and frequency of storms experienced in 2005 although not necessarily evident over the past two years, may continue in the foreseeable future. While we anticipate and plan for catastrophe losses, there can be no assurance that our financial results will not be adversely affected by our exposure to losses arising from catastrophic events in the future that exceed our previous experience and assumptions.

•

We may not be able to manage expenses effectively, which could adversely affect our profitability and our ability to compete in the property and casualty insurance markets – Ongoing expense management is important to maintaining and increasing our growth and profitability. If we are unable to execute effectively on our process improvement and outsourcing efforts to realize expense efficiencies, it could affect our ability to maintain competitive pricing and could have a negative effect on our new-business growth and retention of existing business.

•

We may not be able to attract and retain distributors for our products or our distributors may be unable to sell our policies, which may adversely affect our market share and our business – We rely principally on independent agents and brokers to sell our insurance policies. The number of traditional independent agency distributors has decreased due to consolidation from mergers and acquisitions, and independent distributors have increasing leverage with insurers seeking their business. Many insurers offer products similar to ours. In choosing an insurance carrier, an agent may consider ease-of-doing business, reputation, price of product, customer service, claims handling and the insurer’s compensation structure. We may be unable to compete with insurers that adopt more aggressive pricing policies or more generous compensation structures; insurers that offer a broader array of products; and insurers that have extensive promotional and advertising campaigns.

Because we depend principally on our independent agents and brokers to make the ultimate sale to our policyholders, we also face competition from insurers that employ other distribution methods through captive agents or direct sales, including the Internet. While we are expanding our means of distribution, we must continue to maintain an independent distribution network. If we are unable to maintain a strong network of independent agents and brokers, or our agents and brokers are unable to compete effectively with other distribution models, it will adversely affect our ability to write new business and retain existing policyholders, which may have a negative impact on our results of operations and prospects.

•

Claims payments could exceed our reserves and adversely affect the viability and financial strength of our operations – The profitability and viability of our business depend on our ability to estimate our loss and loss adjustment expense (LAE) reserves accurately. For each of our product lines, we maintain loss and LAE reserves, reflecting our best estimates of losses insured by us and related settlement expenses we may be required to pay in connection with both reported and unreported claims.

We establish reserves at levels we expect to be sufficient to meet our insurance policy obligations. The ultimate cost of losses and the impact of unforeseen events may vary materially from recorded reserves, and variances may adversely affect our operating results and financial condition.

•

Inflationary pressures on medical care costs, auto parts and repair, construction costs and other economic factors may increase the amount we pay for claims and negatively affect our underwriting results – Inflationary pressures may require us to increase our reserves. If we are unable to adjust pricing for our products to account for cost increases or find other offsetting supply chain and business efficiencies, these inflationary trends may negatively affect our underwriting profit and financial results. Rising medical costs require us to make higher payouts in connection with bodily injury claims under our policies. Likewise, increases in costs for auto parts and repair services, construction costs and other commodities result in higher loss costs for property damage claims.

•

Other adverse economic factors including recession, inflation, periods of high unemployment or lower economic activity could result in fewer policies sold and/or an increase in premium defaults which, in turn, could affect our policy growth and retention – Negative economic factors may also affect our ability to receive the appropriate rate for the risk we insure with our policyholders and may impact our policy flow. In an economic downturn, the degree to which prospective policyholders apply for insurance and fail to pay all balances owed may increase. Existing policyholders may exaggerate or even falsify claims to obtain higher claims payments. These outcomes would reduce our underwriting profit to the extent these effects are not reflected in our rates.

•

Emerging claim and coverage issues could negatively impact our business – As industry practices and legal, judicial, social and other conditions outside of our control change, unexpected and unintended issues related to claims and coverage may emerge. These issues may adversely affect our business by extending coverage beyond our underwriting intent or increasing the type, number or size of claims. Such emerging claims and coverage issues include: (i) increases in the number and size of claims relating to construction defects that can present complex coverage and damage valuation questions; (ii) evolving theories of liability and judicial decisions expanding the interpretation of our policy provisions and thereby increasing the amount of damages for which we are liable; and (iii) a growing trend of plaintiffs targeting property and casualty insurers in purported class action litigation relating to claim handling, consumer notification and other practices. The effects of these and other related, unforeseen emerging issues are extremely hard to predict and could harm our business and adversely affect our operating results and financial condition.

•

Our investment portfolio includes fixed-maturities and marketable equity securities, and fluctuations in the fixed-maturities or equity markets could adversely affect the valuation of our investment portfolio, our net investment income and our overall profitability – Our investment portfolio is subject to market risks, primarily risks associated with changes in interest rates, as well as deterioration in the credit of companies and public entities in which we have invested. When interest rates rise, the value of our investment portfolio may decline due to decreases in the fair value of our fixed-maturities securities that comprise a substantial majority of our investment portfolio. In a declining interest-rate environment, prepayments and redemptions affecting our securities may increase as issuers seek to refinance at lower rates. Such a decline in market rates could reduce our investment income as new funds are invested at lower yields. Our general intent with respect to all of our fixed-maturities investments is to hold them to maturity, including investments that have declined in value. This intent can change, however, due to financial market fluctuations, changes in our investment strategy or changes in our evaluation of the issuer’s financial condition and prospects. Investment returns are an important part of our overall profitability, and fluctuations in the fixed-maturities or equity markets could negatively affect the timing and amount of our net investment income and cause our financial condition to fluctuate. Volatile conditions in certain credit markets such as the well-publicized mortgage-backed securities market situation result in less liquidity, widening of credit spreads, and lack of price transparency. A decline in the quality of our investment portfolio due to adverse market conditions, the effectiveness of our investment strategy and oversight of our outsourcing relationships could cause additional realized losses on our securities.

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

Because the laws and regulations under which we operate are administered and enforced by a diverse group of governmental authorities, there is always the risk that compliance with one regulator’s interpretation of a matter may conflict with another authority’s interpretation of the same issue. In addition, there is a risk that a regulator’s interpretation of an issue will change over time to our detriment. While the U.S. federal government does not directly regulate the insurance industry, federal legislation and administrative policies can affect us, and Congress and various federal agencies periodically discuss proposals that would provide for a federal charter for insurance companies. We cannot predict whether any such laws will be enacted or what effect they would have on our business. For an overview of regulations affecting Safeco, see the Regulation section of Item 1: Our Business.

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

•

Judicial decisions affecting the interpretation of insurance policy provisions and coverage, together with changing theories of liability, may cause us to incur increased losses and damages – We are involved in numerous threatened or filed legal actions in the ordinary course of our operations. As a liability insurer, our involvement in legal actions typically relates to our defense of third-party claims brought against our policyholders, or our principals in the case of surety bonds. We also are commonly a defendant in policy coverage claims brought against us. For a description of our current legal proceedings, see Item 3: Legal Proceedings.

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

•

Our access to capital markets, our financing arrangements and our business operations are dependent on favorable evaluations and ratings by credit and other rating agencies – Our credit strength and financial strength of our insurance subsidiaries are evaluated and rated by various rating agencies, such as Standard and Poor’s, Moody’s Investor Services, Fitch Ratings, and A.M. Best. Downgrades in our credit ratings could adversely affect both our ability to sell new business in our surety line and our ability to access the capital markets which may increase our borrowing costs in the future. Downgrades in the ratings of our insurance subsidiaries could have a negative impact on perceptions of our company by investors, producers, other businesses and consumers which may result in lower or negative premium growth. Such downgrades could have a material adverse impact on our financial performance and results of operations.

•

If we experience difficulties with outsourcing relationships our ability to conduct our business might be negatively impacted – We outsource certain functions to third parties and plan to do so increasingly in the future. If we do not effectively develop and implement our outsourcing strategy and as a result we experience technological or other problems with an outsourcing transition, we may not realize productivity improvements or cost efficiencies. In addition, we may experience operational difficulties, increased costs and a loss of business if third party providers do not perform as anticipated. Our ability to receive services from third party providers outside of the United States on an on-going basis could be impacted by cultural differences, political instability and unanticipated regulatory requirements or policies inside or outside of the United States. As a result, our ability to conduct our business might be adversely affected.

Item 1B:	UNRESOLVED STAFF COMMENTS

We have no written comments from the SEC staff regarding our periodic or current reports that are unresolved as of the date of this filing.

Item 2:	PROPERTIES

We lease our current headquarters of 305,000 square feet in Seattle, Washington. We own data centers of 97,000 square feet in Washington and Colorado and lease an additional 1.8 million square feet of space throughout the United States.

Item 3:	LEGAL PROCEEDINGS

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

Litigation arising from claims settlement activities is generally considered in the establishment of our reserve for Loss and LAE. However, in certain circumstances, we may deem it necessary to provide disclosure due to the size or nature of the potential liability to us.

Based on information currently known to us, we believe that the ultimate outcome of any pending matters is not likely to have a material adverse effect on our financial position or results of operations.

Item 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of 2007.

Part II

Item 5:	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

Our common stock is quoted and traded on the New York Stock Exchange (NYSE) under the symbol SAF. Our common shares were quoted and traded on the Nasdaq Stock Market under the symbol SAFC until November 30, 2006 when Safeco commenced trading on the NYSE. The quarterly high and low prices for Safeco common shares for the last two years were:

MARKET PRICE RANGES	FIRST QUARTER	SECOND QUARTER	THIRD QUARTER	FOURTH QUARTER	ANNUAL
2007 –High	$69.15	$67.32	$64.26	$62.40	$69.15
–Low	57.43	60.68	54.46	53.18	53.18
2006 –High	58.86	57.44	59.15	64.85	64.85
–Low	$50.14	$49.09	$51.75	$57.88	$49.09

There were approximately 2,400 holders of record of our common stock at February 15, 2008. This number excludes the beneficial owners of shares (approximately 50,000) held by brokers and other institutions on behalf of shareholders.

DIVIDENDS

We have paid cash dividends each year since 1933.

We fund dividends paid to shareholders with dividends paid to us by our operating subsidiaries. Our dividends declared for the last two years were:

DIVIDENDS DECLARED	FIRST QUARTER	SECOND QUARTER	THIRD QUARTER	FOURTH QUARTER	ANNUAL
2007	$0.30	$0.40	$0.40	$0.40	$1.50
2006	$0.25	$0.30	$0.30	$0.30	$1.15

We expect to continue paying dividends in the foreseeable future. However, payment of future dividends depends on the discretion of our board of directors and compliance with regulatory constraints discussed in our business section and the Notes to our Financial Statements.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that may yet be Purchased under the Plans or Programs
October 1-31	2,664,513	$59.39	2,664,513	$218.6
November 1-30	3,190,856	56.06	3,190,856	39.7
December 1-31	685,429	57.91	685,429	$500.0

Total	6,540,798	$57.61	6,540,798

(1)	In May 2007, we implemented a Rule 10b5-1 trading plan to repurchase up to $250.0 of our outstanding common stock. We completed this plan on July 24, 2007. In August 2007, we received approval from the Board to purchase up to $750.0 of our outstanding common stock. We completed this plan on December 6, 2007. In December 2007, we received approval from our Board to repurchase up to $500.0 of our outstanding common stock. No repurchases have been made under this plan as of December 31, 2007.

MARKET PRICE OF OUR DIVIDENDS ON COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Our performance graph below provides a graphical comparison of our stock performance to comparable industry indices over five years.

Item 6:	SELECTED FINANCIAL DATA

This selected consolidated financial data comes from our Consolidated Financial Statements. It should be read in conjunction with the Consolidated Financial Statements and accompanying notes:

YEAR ENDED DECEMBER 31,	2007	2006	2005	2004	2003
(In millions except per share values and ratios)
REVENUES
Net Earned Premiums	$5,576.0	$5,608.3	$5,805.4	$5,529.1	$4,901.8
Net Investment Income	486.7	509.1	485.1	464.6	468.4
Net Realized Investment Gains	146.1	3.8	60.4	200.8	70.1
Gains on Sales of Real Estate	—	168.7	—	—	—

Total Revenues	6,208.8	6,289.9	6,350.9	6,194.5	5,440.3

INCOME SUMMARY
Income from Continuing Operations	707.8	880.0	691.1	620.2	285.5
Net Income (1)	$707.8	$880.0	$691.1	$562.4	$339.2

INCOME PER DILUTED SHARE OF COMMON STOCK
Income from Continuing Operations	$6.97	$7.51	$5.43	$4.59	$2.06
Net Income (1)	6.97	7.51	5.43	4.16	2.44

Dividends Declared	$1.50	$1.15	$0.97	$0.81	$0.74

Average Number of Diluted Shares (2, 3, 4,5)	101.6	117.1	127.2	135.2	138.9

UNDERWRITING RATIOS
Loss Ratio	53.5%	47.2%	50.1%	51.0%	55.6%
LAE Ratio	9.6	11.3	12.6	12.3	14.8
Expense Ratio	28.3	28.8	28.4	28.2	29.7

Combined Ratio (6)	91.4%	87.3%	91.1%	91.5%	100.1%

AT DECEMBER 31,	2007	2006	2005	2004	2003
TOTAL ASSETS	$12,640.4	$14,213.0	$14,887.0	$14,587.2	$36,141.6

DEBT
Current	$200.0	$197.3	$—	$—	$—
Long-Term	504.0	1,052.7	1,307.0	1,332.9	1,951.3

Total	$704.0	$1,250.0	$1,307.0	$1,332.9	$1,951.3

SHAREHOLDERS’ EQUITY	$3,392.6	$3,927.9	$4,124.6	$3,920.9	$5,023.3

BOOK VALUE PER SHARE	$37.81	$37.29	$33.38	$30.88	$36.24

(1)	Discontinued Operations reflect our Life & Investments (L&I) businesses that were sold in 2004.

(2)	Our 2004 average diluted shares reflect the repurchase of 13.2 million shares pursuant to an accelerated share repurchase program.

(3)	Our 2005 average diluted shares reflect the repurchase of 2.8 million shares pursuant to an accelerated share repurchase program and 1.7 million shares pursuant to a Rule 10b5-1 trading plan.

(4)	Our 2006 average diluted shares reflect the repurchase of 10.2 million shares pursuant to an accelerated share repurchase program and 10.0 million shares pursuant to Rule 10b5-1 trading plans.

(5)	Our 2007 average diluted shares reflect the repurchase of 13.6 million shares pursuant to a Rule 10b5-1 trading plan and 3.4 million shares as a result of open market purchases. 2007 also includes (0.9) million shares issued to settle an accelerated share repurchase settlement.

(6)	Combined ratios are calculated on a GAAP basis. Expressed as a percentage, combined ratios equal losses and expenses divided by net earned premiums.

Item 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We have made statements under the captions “Our Business,” “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Form 10-K that are forward-looking statements. We have tried, whenever possible, to identify such statements by using words such as “will,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “target,” “forecast,” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance or business plans and prospects.

We believe it is important to communicate our expectations to investors. However, there may be events in the future that we are not able to predict accurately or that we do not fully control, which could cause actual results to differ materially from those expressed or implied by our forward-looking statements, including changes in general economic and business conditions, changes in the insurance industry and changes in our business strategies. Investors should bear this in mind as they consider forward-looking statements. Additional information on factors that may impact our forward-looking statements are included under “Risk Factors” and elsewhere in this Form 10-K.

Overview

We have been in business serving the insurance needs of our customers since 1923. Safeco Corporation is an insurance holding company. We are licensed to provide property and casualty insurance along with related services to individuals and small to mid-size businesses in all 50 states through our insurance subsidiaries. We also sell surety bonds to contractors and businesses. Our revenues come primarily from the premiums we earn on the insurance policies we write and the income we earn from our investment of premium dollars.

We sell our insurance products principally through independent agents and deliver the majority of our products over our Safeco Now® automated platform. Safeco Now gives our agents a single point of entry to sell our core property and casualty products and select transactional surety bonds in a matter of minutes. Most of our pricing, underwriting and servicing processes are presented through this platform. Consumers can also purchase certain policies online at www.Safeco.com. Today, over 95% of our personal lines and small commercial business lines are automated and priced based on predictive models.

We manage our business through four segments, Safeco Personal Insurance, Safeco Business Insurance, Surety and P&C Other.

In 2007, we focused on achieving a balance between growth and profitability. We:

•	Improved our pricing models in our Homeowners and Auto lines using Safeco True Pricing

•	Introduced new products including Safeco Optimum Package and Teensurance

•	Generated Return on Equity (ROE) of 18.5% that is competitive relative to our peers

•	Achieved overall underwriting profitability for the year of $479.8, with a total combined ratio of 91.4%

•	Exercised careful stewardship of our invested assets, generating net investment income of $486.7, with no subprime exposure; and

•	Managed our capital actively for the benefit of our shareholders, as we increased our dividend rate by 33%, repurchased $1.0 billion of our common stock and repaid of $545.9 of our higher cost debt

Our long-term focus remains to pursue growth only where we see opportunities to maintain overall underwriting profitability. Net written premiums overall remained essentially flat in 2007 compared with the prior year as growth in Property, SBI Regular and Surety were offset by a decline in Auto. This reflects a combination of softness in rates and our unwillingness to write risks at prices we believe to be uneconomic. We expect the rate environment for each of our business segments in 2008 to be similar to that of 2007, with some opportunity for selective rate increases. As a result, we do not expect overall significant net written premium growth in 2008 compared with 2007.

Our Auto combined ratio increased to 98.8% in 2007 and exceeded 100% for the 4th quarter, as loss costs, principally related to bodily injury, increased faster than our ability to increase rates. We plan to maintain our underwriting discipline and not compete for business that we do not believe will meet our long-term target margins. In 2008, we will focus on lowering our combined ratio to our target of 96.0% in Auto, rather than pursuing growth opportunities. Our ability to achieve this will depend in part on the effectiveness of current efforts to reduce loss costs through improved training and logistics management and our ability to obtain rate increases necessary to properly match rate to risk. As our loss costs have risen, we have taken steps to offset with rate increases. In 2007, we increased our Auto premium rates an average of 4%, most of which will be earned into premium in 2008. Rates are subject to regulatory approval on a state-by state basis and increases may take time to implement.

The strong growth in premiums in our Property segment was due in part to rate changes throughout 2006 and 2007, increased commissions and improved cross-selling with our Auto product. We have filed additional rate changes in Property across the country. While we are expecting increased rate competition in non-coastal states, our new business trends in Property remain favorable. Our ability to maintain strong underwriting results in our property line will be dependent on the effectiveness of our multi-variate tiered pricing model and continued catastrophe management. As part of our ongoing catastrophe expense management efforts, we are evaluating whether to join the CEA. If we decide to join the CEA and our application for membership is approved, we estimate that our cost of entry to the CEA will be an up-front payment in the range of $40 to $50 million. This amount would be recognized as an expense in our personal property line in the period when we begin issuing policies under the CEA. We would also be subject to additional assessments in the event that the initial capitalization and retained earnings of the CEA are exhausted by claim payments.

The premium growth in our SBI Regular segment was due in part to automating several products on the Safeco Now platform as well as the mix of the coverages our customers chose and the nature of the risk. We do not intend to write business when pricing or risk factors indicate we will be putting our target returns at risk, which could limit our growth opportunities.

In our commercial surety business, we continued to focus on Fortune 1000 and other large companies with high credit quality to drive that business at a solid pace and we increased capacity on our highest rated accounts. We have grown our Surety business in 2007 by focusing on our highest credit quality accounts and new account growth. We achieved record underwriting profits in our Surety segment in 2007. We do not expect to be able to maintain that level of profitability in 2008 as we do not expect historically low loss levels to recur.

In 2008, we must realize benefits from our business process improvement effort that is examining all aspects of our operations for potential cost savings. The goal is to achieve greater efficiency by streamlining or eliminating processes, outsourcing processes where appropriate, and building our infrastructure and technological capability. We met our targeted annualized expense savings in 2007 offset in part by increased spending associated with strategic technology and claims initiatives and increased advertising. In 2008, we expect to achieve $25 to $50 million in expense savings. Some of these savings will benefit the bottom line directly, and we may choose to reinvest a portion in various strategic initiatives. We expect the savings will be derived from a number of projects, including for example, further outsourcing of administrative functions to lower-cost markets and continued review of in-house operations to create efficiencies using Lean Six Sigma methodologies.

We are committed to further reducing our expenses, which will allow us flexibility to enhance our competitive position while still achieving our target margins. We plan to continue to retain customers and maintain opportunities to quote new business through enhancements to our Safeco Now Sales-and-Service platform, our focus on agency relationships, customer retention efforts and distinctive customer service.

Overall Results

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

The following table shows the trends in these key measures:

YEAR ENDED DECEMBER 31,	2007	2006	2005
Combined Ratio	91.4%	87.3%	91.1%
Net Income per Diluted Share	$6.97	$7.51	$5.43
Net Return on Equity	18.5%	21.7%	17.0%
Total Revenues	$6,208.8	$6,289.9	$6,350.9
PIF per FTE	593	557	484
Expense per PIF 1,2	$231	$255	$247

(1)	Excluding impact of SFIS, which we sold on April 30, 2006, for all periods.

(2)	Expense represents annual (12 month trailing) G&A expense and paid ULAE (loss handling expenses). It excludes commissions, legal defense costs, premium taxes and certain other expenses.

SEGMENT RESULTS

How We Report Our Results

We manage our businesses in four business and seven reportable segments:

•	Safeco Personal Insurance (SPI)

¡	Auto

¡	Property

¡	Specialty

•	Safeco Business Insurance (SBI)

¡	SBI Regular

¡	SBI Special Accounts Facility

•	Surety

•	P&C Other

In addition to the activities of these segments, we report certain transactions in our corporate segment, such as the interest expense we pay on our debt, debt repurchases, miscellaneous corporate investment income, intercompany eliminations, real-estate holdings, contributions to Safeco Insurance Foundation (the Foundation) and other corporate activities and do not allocate these to individual reportable segments.

How We Measure Our Results

We look at these measures to assess the results of our business segments:

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

Combined ratio is our losses, LAE and underwriting expenses divided by our net earned premiums. We report combined ratio as a percentage. For example, a combined ratio of 95% means that for every dollar of premium earned, 95 cents is spent on losses, LAE and underwriting expenses, and 5 cents is underwriting profit. The lower the combined ratio, the better the results.

More information about our segment results can be found in Our P&C Operating Results section of Item 7: MD&A.

Investment activities are an important part of our business. We don’t include our investment portfolio results when measuring the profitability of our individual segments because we manage them separately. Our first priority is to meet our promise to our policyholders that we will maintain resources to pay their claims. We invest the insurance premiums we receive in a diversified portfolio of primarily high-grade fixed maturities in the event they are needed to pay claims. This strategy is designed to provide protection for our policyholders and a steady income for our shareholders.

Our investment philosophy is to:

•	Emphasize after-tax investment income, balanced with investment quality and risk

•	Provide for liquidity when needed

•	Reduce volatility in investment performance through prudent diversification

We measure our investment results in two parts: the after-tax net investment income we earn on our invested assets; and the net realized investment gains or losses we recognize when we sell or impair investments. It is our intent to hold a conservatively invested but diversified portfolio so we will achieve consistent investment performance.

More information about our investment results can be found in Our Investment Results section of Item 7: MD&A.

CONSOLIDATED RESULTS OF OPERATIONS

The following table presents our consolidated financial information. A detailed discussion of our results by segment follows.

YEAR ENDED DECEMBER 31,	2007	2006	2005
REVENUES
Net Earned Premiums	$5,576.0	$5,608.3	$5,805.4
Net Investment Income	486.7	509.1	485.1
Net Realized Investment Gains	146.1	3.8	60.4
Gains on Sales of Real Estate	—	168.7	—

Total Revenues	6,208.8	6,289.9	6,350.9

EXPENSES
Losses and Loss Adjustment Expenses	3,520.5	3,279.8	3,635.0
Amortization of Deferred Policy Acquisition Costs	954.2	927.9	973.1
Other Underwriting and Operating Expenses	633.6	691.1	661.8
Interest Expense	68.7	91.4	88.6
Contributions to Safeco Insurance Foundation	60.0	30.0	—
Losses on Debt Repurchases	16.6	4.5	4.0
Restructuring and Asset Impairment Charges	3.1	25.7	2.7

Total Expenses	5,256.7	5,050.4	5,365.2

Income before Income Taxes	952.1	1,239.5	985.7
Provision for Income Taxes	244.3	359.5	294.6

Net Income	$707.8	$880.0	$691.1

REVENUES

Total revenues decreased 1.3% in 2007 compared with 2006, and decreased 1.0% in 2006 compared with 2005. The changes were driven by:

•

Net earned premiums – Our net earned premiums decreased 0.6% in 2007 compared with 2006, and decreased 3.4% in 2006 compared with 2005. The decrease in net earned premiums in 2007 compared with 2006 reflects decreases in Auto partially offset by growth in Property, SBI Regular and Surety. In 2007 and 2006, Auto premiums decreased in the face of increased competitive pressures, as some of our competitors have increased advertising for auto insurance to attract customers, offered incentives to agents and lowered prices to attract new auto business. Despite increasing competitive pressures, we remain disciplined in our underwriting and continue to strive toward our long-term profitability targets. In 2006, SBI Regular growth also slowed in the face of increased competitive pressures. In addition, net earned premiums decreased by $76.4 due to the sale of our lender-placed property insurance business in 2006.

•

Net investment income – Our net investment income decreased 4.4% in 2007 compared with 2006, and increased 4.9% in 2006 compared with 2005. The decrease in 2007 compared with 2006 was the result of the shift in our portfolio strategy throughout 2006 to tax-exempt municipal bonds, and an overall lower invested asset base due primarily to the sale of securities to fund the maturity and redemption of our debt and the special dividend paid by our operating subsidiaries to Safeco Corporation that has not been reinvested. The increase in 2006 compared with 2005 was due to slightly higher interest rates in 2006.

•

Net realized investment gains – Net realized investment gains increased $142.3 in 2007 compared with 2006, and decreased $56.6 in 2006 compared with 2005. The increase in 2007 compared with 2006 was due primarily to a $28.7 tax-exempt increase in the gain from the contributions of highly appreciated marketable equity securities to Safeco Insurance Foundation (the Foundation), the sale of securities to fund the special dividend paid by our insurance subsidiaries to Safeco Corporation and the sale of securities to increase our cash position for future share repurchases. The decrease in 2006 compared with 2005 was due to losses on securities sold and increased impairments caused primarily by changes in fair value (driven by interest rates) on securities that we may not hold until they recover in value. The 2006 net realized investment gains included a tax-exempt gain of $29.2 on securities contributed to the Foundation. Net realized investment gains included pretax impairments of $56.0 in 2007, $79.2 in 2006 and $15.5 in 2005.

•	Gains on sales of real estate – In connection with our real estate strategy, we sold various real estate properties in 2006 for total proceeds of $372.1 and a pretax gain of $168.7.

NET INCOME

Net income decreased 19.6% in 2007 compared with 2006, while net income increased 27.3% in 2006 compared with 2005, driven by:

•

Losses and Loss Adjustment Expenses – Losses and loss adjustment expenses increased 7.3% in 2007 compared with 2006 due primarily to increased bodily injury costs in Auto, and decreased 9.8% in 2006 compared with 2005 primarily due to fewer-than-expected bodily injury and uninsured motorist claims. In 2007, we reduced our estimates for prior years’ loss and LAE reserves by $123.6, primarily due to favorable prior-year reserve development in our personal auto, construction defects, workers’ compensation and surety lines. In 2006, we reduced our estimates for prior years’ loss and LAE reserves by $146.2, reflecting favorable prior-year reserve development in our personal auto and SBI segments, compared with $45.9 of favorable prior-year reserve development in 2005. The favorable prior-year reserve development in 2005 was related to our personal property, personal auto and commercial auto reserves. In addition, LAE were impacted by catastrophe losses described below.

•

Catastrophe Losses – In 2007 and prior years, we categorize catastrophes as events resulting in losses greater than $0.5 per event and involving multiple claims and policyholders. Beginning in 2008, catastrophes are events resulting in losses greater than $1.0 involving multiple claims and policyholders. Pretax catastrophe losses, net of reinsurance, were $104.3 in 2007 compared with $155.3 in 2006 and $267.4 in 2005. Catastrophe losses in 2005 were primarily from hurricanes Katrina and Rita along the Gulf Coast.

•

Other Underwriting and Operating Expenses – Other Underwriting and Operating Expenses decreased 8.3% in 2007 compared with 2006 due primarily to a decrease in payroll and employee benefit related expenses. The increase of 4.4% in 2006 compared with 2005 was primarily related to increased spending in technology and business process improvements partially offset by a decrease in payroll and employee benefit related expenses.

•

Interest expense – Interest expense decreased $22.7 in 2007 compared with 2006 as a result of our redemption and the maturity of debt in July 2007. The increase of $2.8 in 2006 compared with 2005 was due to increased interest rates on the portion of our debt that is swapped to floating rates, partially offset by a decrease in interest expense as a result of our debt repurchases described below.

•

Contributions to the Foundation – We made contributions to the Foundation with a non-revocable, non-refundable contribution of appreciated marketable equity securities with a fair value of $60.0 and a cost of $2.1 in 2007, compared with a fair value of $30.0 and a cost of $0.8 in 2006. No such contribution was made in 2005.

•

Losses on debt repurchases –We repurchased $545.9 in principal amount of debt in 2007, $57.0 in 2006 and $25.9 in 2005. Including transaction costs, these debt repurchases resulted in pretax losses of $16.6 in 2007, $4.5 in 2006 and $4.0 in 2005.

•

Restructuring and asset impairment charges – During 2007, we completed our organizational design initiative and our real estate consolidation strategy. Our pretax restructuring and asset impairment charges were $3.1 in 2007 compared with $25.7 in 2006 and $2.7 in 2005.

•

Net realized investment gains – After-tax net realized investment gains were $115.3 in 2007, compared with $11.7 in 2006 and $43.5 in 2005. Results for 2007 included a tax-exempt gain of $57.9 on securities contributed to the Foundation, compared with a $29.2 of tax-exempt gain on our contribution of securities to the Foundation in 2006. The increase in 2007 when compared with 2006 was also attributable to the sale of securities to fund the special dividend paid by our insurance operating subsidiaries to the parent company and the sale of securities to increase our cash position for future share repurchases.

•	Gains on sales of real estate – After-tax net gains on sales of real estate were $109.6 in 2006. There were no such gains in 2007 or 2005.

•

Provision for income taxes – Our effective tax rate was 25.7% in 2007, 29.0% in 2006 and 29.9% in 2005. The decrease in our effective tax rate in 2007 primarily reflected increased investments in tax-exempt fixed maturities and the tax-exempt contribution of highly appreciated marketable equity securities to the Foundation. The decrease in our effective tax rate in 2006 reflected increased investments in tax-exempt fixed maturities, the tax-exempt contribution to the Foundation and interest received on a tax refund. Included in our 2005 results was a $10.6 tax benefit stemming primarily from the favorable resolution of state tax-related issues.

OTHER UNDERWRITING AND OPERATING EXPENSES

The following table details the categories of our other underwriting and operating expenses:

YEAR ENDED DECEMBER 31,	2007	2006	2005
Commissions (including bonus commissions)	$888.2	$861.3	$896.1
Salaries	471.2	493.8	492.0
Legal Defense Costs	203.6	225.3	235.0
Employee Benefits	132.6	185.9	189.4
Premium Taxes	125.1	125.0	127.4
Office Expenses	100.7	102.1	103.6
Rent & Depreciation	86.0	83.4	91.8
Professional Services	83.9	56.5	40.2
Risk & Cost Containment	61.1	55.2	53.0
Advertising	36.5	18.4	16.4
Travel & Entertainment	32.8	33.6	30.8
Other Taxes, Licenses and Fees	11.4	10.8	19.1
Change in Deferred Policy Acquisition Costs	(31.8)	(7.6)	5.8
Other Expenses *	(24.4)	12.0	2.9

Total	$2,176.9	$2,255.7	$2,303.5

Loss Adjustment Expenses	$589.1	$636.7	$668.6
Operating Expenses +	1,587.8	1,619.0	1,634.9

Total	$2,176.9	$2,255.7	$2,303.5

*	Includes service fee income, policyholder dividends, brokerage expenses and other miscellaneous corporate expenses.

+	Includes Amortization of Deferred Policy Acquisition Costs and Other Underwriting and Operating Expenses.

The decrease in our other underwriting and operating expenses in 2007 compared with 2006 primarily reflects the implementation of our organizational design and business process improvement initiatives, which have decreased our headcount and related costs, increased productivity, and reduced our dependence upon outside legal counsel. The overall decrease was offset primarily by increased agent commissions, increased advertising in targeted markets and additional professional services attributable to our business process improvement initiatives.

The decrease in our other underwriting and operating expenses in 2006 compared with 2005 primarily reflects a reduction in costs related to business process improvement efforts, reductions in rent and other expenses due to consolidation of regional offices and the sale of our life insurance group, and lower loss based assessment surcharges and state taxes. The overall decrease was offset primarily by increases in our deferred policy acquisition costs due to premium growth, and increases in professional services due to business process improvement efforts.

RECONCILING SEGMENT RESULTS

The following table assists in reconciling our GAAP results, specifically the “Income before Income Taxes” line from our Consolidated Statements of Income to our operating results:

YEAR ENDED DECEMBER 31,	2007	2006	2005
P&C	$1,002.3	$1,140.6	$1,040.7
Corporate	(50.2)	98.9	(55.0)

Income before Income Taxes	$952.1	$1,239.5	$985.7

In addition to financial measures presented in the consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP), we also use certain non-GAAP financial measures to analyze and report our financial results. Management believes that these non-GAAP measures, when used in conjunction with the consolidated financial statements, can aid in understanding our financial condition and results of operations. These non-GAAP measures are not a substitute for GAAP measures, and where these measures are described we provide tables that reconcile the non-GAAP measures to the GAAP measures reported in our consolidated financial statements.

YEAR ENDED DECEMBER 31,	2007	2006	2005
OPERATING EARNINGS
Net Income	$707.8	$880.0	$691.1
Net Realized Investment Gains, Net of Tax	(115.3)	(11.7)	(43.5)
Gains on Sales of Real Estate, Net of Tax	—	(109.6)	—
Contributions to Safeco Insurance Foundation, Net of Tax	39.0	19.5	—
Losses on Debt Repurchases, Net of Tax	10.8	2.9	2.6

Operating Earnings	$642.3	$781.1	$650.2

NET RETURN ON EQUITY
Net Income	$707.8	$880.0	$691.1
Average Shareholders’ Equity	$3,821.8	$4,053.8	$4,054.3
Net Return on Equity	18.5%	21.7%	17.0%

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

We view net written premiums as a measure of business production for the period under review and a leading indicator of net earned premiums. The following table reconciles net written premiums to net earned premiums by reportable segment, the most directly comparable GAAP measure on our Consolidated Statements of Income:

YEAR ENDED DECEMBER 31,	2007	2006	2005
Net Written Premiums
Safeco Personal Insurance (SPI)
Auto	$2,581.7	$2,677.7	$2,820.0
Property	972.4	924.2	908.2
Specialty	120.2	110.6	101.3

Total SPI	3,674.3	3,712.5	3,829.5

Safeco Business Insurance (SBI)
SBI Regular	1,324.1	1,262.9	1,263.0
SBI Special Accounts Facility	249.6	267.5	275.1

Total SBI	1,573.7	1,530.4	1,538.1

Surety	388.1	326.3	278.4
P&C Other	3.7	72.7	156.1

Total Net Written Premiums	5,639.8	5,641.9	5,802.1

Change in Net Unearned Premiums	(63.8)	(33.6)	3.3

Net Earned Premiums	$5,576.0	$5,608.3	$5,805.4

Our net earned premiums by reportable segment were:

YEAR ENDED DECEMBER 31,	2007	2006	2005
Net Earned Premiums
Safeco Personal Insurance (SPI)
Auto	$2,604.8	$2,713.2	$2,820.4
Property	942.3	909.0	913.3
Specialty	115.9	105.4	98.1

Total SPI	3,663.0	3,727.6	3,831.8

Safeco Business Insurance (SBI)
SBI Regular	1,297.8	1,245.4	1,272.2
SBI Special Accounts Facility	261.3	264.2	283.2

Total SBI	1,559.1	1,509.6	1,555.4

Surety	352.9	297.5	260.9
P&C Other	1.0	73.6	157.3

Total Earned Premiums	$5,576.0	$5,608.3	$5,805.4

Underwriting profit or loss is our measure of each segment’s performance. Underwriting profit or loss is our net earned premiums less our losses from claims, LAE and underwriting expenses:

YEAR ENDED DECEMBER 31,	2007	2006	2005
Underwriting Profit (Loss)
Safeco Personal Insurance (SPI)
Auto	$31.8	$244.1	$139.6
Property	126.1	163.7	198.2
Specialty	17.7	29.0	6.9

Total SPI	175.6	436.8	344.7

Safeco Business Insurance (SBI)
SBI Regular	131.8	162.2	144.7
SBI Special Accounts Facility	58.5	68.7	78.7

Total SBI	190.3	230.9	223.4

Surety	148.0	98.4	55.0
P&C Other	(34.1)	(54.4)	(103.9)

Total Underwriting Profit	479.8	711.7	519.2
P&C Net Investment Income	462.2	476.6	460.6
Restructuring and Asset Impairment Charges	(3.1)	(25.7)	(2.7)
Net Realized Investment Gains (Losses)	63.4	(22.0)	63.6

P&C Income before Income Taxes	$1,002.3	$1,140.6	$1,040.7

Combined ratios show the relationship between underwriting profit or loss and net earned premiums. Using ratios helps us see our operating trends without the effect of changes in the volume of net earned premiums:

YEAR ENDED DECEMBER 31,	2007	2006	2005
Safeco Personal Insurance (SPI)
Auto	98.8%	91.0%	95.1%
Property	86.6	82.0	78.3
Specialty	84.7	72.5	93.0

Total SPI	95.2	88.3	91.0

Safeco Business Insurance (SBI)
SBI Regular	89.8	87.0	88.6
SBI Special Accounts Facility	77.6	74.0	72.2

Total SBI	87.8	84.7	85.6

Surety	58.1	66.9	78.9
P&C Other	*	*	*

Total Combined Ratio +	91.4%	87.3%	91.1%

+	Combined ratios are GAAP basis. Expressed as a percentage, they are equal to losses and expenses divided by net earned premiums.

*	Not meaningful because this is a run-off business with declining premium.

AUTO

YEAR ENDED DECEMBER 31,	2007	2006	2005
Net Written Premiums	$2,581.7	$2,677.7	$2,820.0
Net Earned Premiums	2,604.8	2,713.2	2,820.4
Underwriting Profit	$31.8	$244.1	$139.6

Loss and LAE Ratio	74.9%	67.7%	72.1%
Expense Ratio	23.9	23.3	23.0

Combined Ratio	98.8%	91.0%	95.1%

Favorable Prior-Year Reserve Development	$20.4	$98.2	$34.7
Pretax Catastrophe Losses	$11.3	$30.8	$24.3

Premiums

Net written premiums decreased $96.0, or 3.6%, in 2007 compared with 2006 and decreased $142.3, or 5.0%, in 2006 compared with 2005. The changes in net written premiums were primarily driven by:

•

Policies-in-force (PIF) – PIF decreased 3.4% in 2007 compared with 2006 and decreased 4.1% in 2006 compared with 2005. This decrease reflected increased competition that resulted in decreased new business in 2007, 2006 and 2005. New policies sold decreased 1.8% in 2007 compared with 2006, and 23.0% in 2006 compared with 2005. Retention of policies was 80.2% in 2007 and 79.5% in both 2006 and 2005.

•

Changes in average premiums – We file rate changes on a state-by-state basis. Rate changes are reflected on existing policies at renewal and are earned in our revenues over the six-month policy term. Overall, we received approval for average rate increases of 4.2% in 2007, increases of 1.2% in 2006 and decreases of 0.4% in 2005. Premiums also are affected by the increased pricing for those policies that cover newer and more expensive cars, as well as by changes in the risk profile of the book of business, which we refer to as premium trend. Premium trend was negative in 2007 and 2006, resulting from a change in our mix of business to lower average premium policies. This is primarily due to a reduced premium base of non-standard policies, or drivers who represent relatively higher risks.

Net earned premiums decreased $108.4, or 4.0%, in 2007 compared with 2006, and decreased $107.2, or 3.8%, in 2006 compared with 2005. The decreases in net earned premiums were primarily driven by:

•	Policies-in-force (PIF) – PIF decline decreased net earned premiums by $88.7 in 2007 compared with 2006, and PIF decline decreased net earned premiums by $66.1 in 2006 compared with 2005.

•	Changes in average premiums – Changes in average premiums decreased net earned premiums by $19.7 in 2007 compared with 2006, and decreased net earned premiums by $41.1 in 2006 compared with 2005.

Underwriting Results and Combined Ratio

Our underwriting results decreased $212.3, and our combined ratio increased 7.8 points in 2007 compared with 2006. Our underwriting results increased $104.5, and our combined ratio decreased 4.1 points in 2006 compared with 2005. The changes in our underwriting results and combined ratio were primarily driven by:

•

Changes in average premiums – Our earned rate changes, combined with premium trend, increased our Auto combined ratio by 0.7 points in 2007 compared with 2006, and increased our Auto combined ratio by 1.4 points in 2006 compared with 2005.

•

Loss costs – We experienced percentage increases in the mid-single digits in our loss costs in 2007 compared with 2006. This was driven by a mid-single-digit percentage increase in severity (the average cost of a claim) while frequency (the average number of claims filed) remained flat. This was due primarily to higher costs for bodily injury and personal injury protection claims. These factors, net of reinsurance, increased our combined ratio by 5.0 points in 2007 compared with 2006. Our loss costs decreased our combined ratio by 1.8 points in 2006 compared with 2005. This was in part due to fewer-than-expected bodily injury and uninsured motorist claims.

•

Prior-year reserve development – The favorable prior-year reserve development in 2007 and in 2006 reflected lower-than-expected severity on bodily injury claims, primarily in accident years 2004 and 2005. The favorable prior-year reserve development in 2005 reflected a decrease in severity estimates for prior accident years across liability lines compared with our original estimates. The change in prior-year reserve development increased our combined ratio by 2.8 points in 2007 compared with 2006, and the change in prior-year reserve development decreased our combined ratio by 2.4 points in 2006 compared with 2005.

•

Catastrophe losses – The lower catastrophe losses decreased the combined ratio by 0.8 points in 2007 compared with 2006, and the higher catastrophe losses increased the combined ratio by 0.3 points in 2006 compared with 2005.

•

Expenses – The increase in our expense ratio of 0.6 points in 2007 compared with 2006 was driven by additional agent commission resulting from our restructured 2007 agent compensation program, partly offset by our ongoing process improvement efforts and expense reduction initiatives. The increase in our expense ratio of 0.3 points in 2006 compared with 2005 was driven by our increased investment in technology and costs related to the implementation of our process improvement efforts.

Outlook – Our long-term target is a 96.0% combined ratio. Our outlook for 2008 includes improvement in our profitability while competitive pressures continue to challenge our growth.

PROPERTY

YEAR ENDED DECEMBER 31,	2007	2006	2005
Net Written Premiums	$972.4	$924.2	$908.2
Net Earned Premiums	942.3	909.0	913.3
Underwriting Profit	$126.1	$163.7	$198.2

Loss and LAE Ratio	57.7%	52.9%	50.1
Expense Ratio	28.9	29.1	28.2

Combined Ratio	86.6%	82.0%	78.3%

Favorable Prior-Year Reserve Development	$10.1	$15.7	$11.0
Pretax Catastrophe Losses	$77.0	$106.2	$103.9

The Property segment provides homeowners, dwelling fire, earthquake and inland marine coverage for individuals. Our Property coverages protect homes, condominiums and rental property contents against losses from a wide variety of hazards.

Premiums

Net written premiums increased $48.2, or 5.2%, in 2007 compared with 2006, and increased $16.0, or 1.8%, in 2006 compared with 2005. This reflected:

•

Changes in PIF – PIF grew 8.4% in 2007 compared with 2006, and grew 1.9% in 2006 compared with 2005. The increase in 2007 was due in part to rate decreases throughout 2006 and 2007, increased commissions and improved cross-selling with our preferred auto product. New Property policies written increased 28.3% in 2007 compared with 2006 and increased 19.9% in 2006 compared with 2005. Our homeowners retention rates were 86.7% in 2007 compared with 84.1% in 2006 and 85.2% in 2005.

•

Changes in average premiums – We file rate changes on a state-by-state basis. Rate changes are reflected on existing policies on renewal and are earned in our revenues over the twelve-month policy term. Overall we received approval for average rate decreases in our homeowners business of 3.8% in 2007, 2.9% in 2006 and average rate increases of 1.0% in 2005. Average premiums also are affected by automatic increases in the amount of insurance coverage to adjust for inflation in building costs and by shifts in the mix of our business, which we refer to as premium trend. For example, a shift in our mix of business between homeowners’ and renters’ coverage could impact our premium trend because renters’ coverage yields a much lower average premium. Premium trend resulted in an increase to net written premiums in 2007 compared with 2006, due in part to inflation guard increases and new business from higher average premium states.

Net earned premiums increased $33.3, or 3.7%, in 2007 compared with 2006, and decreased $4.3, or 0.5%, in 2006 compared with 2005. This reflected:

•	Changes in PIF – The change in PIF increased net earned premiums by $46.9 in 2007 compared with 2006, and the change in PIF increased net earned premiums by $4.9 in 2006 compared with 2005.

•	Changes in average premiums – Changes in average premiums decreased net earned premiums by $13.6 in 2007 compared with 2006 and decreased net earned premiums by $9.2 in 2006 compared with 2005.

Underwriting Results and Combined Ratio

Our underwriting profit in Property decreased $37.6, and our combined ratio increased 4.6 points in 2007 compared with 2006. Our underwriting profit decreased $34.5, and our combined ratio increased 3.7 points in 2006 compared with 2005. The changes in our underwriting results and combined ratios were primarily driven by:

•

Changes in average premiums – Our homeowners rate changes, combined with premium trend, increased our Property combined ratio by 0.6 points in 2007 compared with 2006, and increased our combined ratio by 0.5 points in 2006 compared with 2005.

•

Loss costs – Our Property loss costs in 2007 compared with 2006 experienced percentage increases in the mid teens due to mid-single digit percentage increases in frequency, resulting from an increased number of non-catastrophe weather claims during the year, and percentage increases in the low teens in severity due to a number of non-catastrophe large fire losses. These factors, net of reinsurance, increased our Property combined ratio by 7.1 points in 2007 compared with 2006. Net of reinsurance, loss costs increased our Property combined ratio by 1.7 points in 2006 compared with 2005, due to increases in severity from the increased cost of building materials.

•

Prior-year reserve development – The favorable prior-year reserve development in 2007 and in 2006 was due to lower-than-expected severity for homeowners claims. The favorable prior-year reserve development in 2005 (including unfavorable prior-year reserve development of $10.5 in our estimates of the 2004 hurricanes in Florida and surrounding states), reflected better-than-expected experience in our estimates of loss costs, primarily for accident years 2003 and 2004. The change in prior-year reserve development increased the combined ratio by 0.6 points in 2007 compared with 2006 and by 0.5 points in 2006 compared with 2005.

•

Catastrophe losses – Pretax catastrophe losses in 2007 included $20.0 related to the California wildfires. Excluding the impact of prior-year reserve development, catastrophe losses decreased the combined ratio by 3.3 points in 2007 compared with 2006. Pretax catastrophe losses in 2006 included $22.5 related to the Pacific Northwest windstorm in December 2006. Pretax catastrophe losses in 2006 decreased the combined ratio by 1.6 points in 2006 compared with 2005. Pretax catastrophe losses in 2005 included $53.7 from Hurricanes Katrina, Rita and Wilma along the Gulf Coast.

•

Expenses – Our expense ratio decreased by 0.2 points in 2007 compared with 2006, due to the results of ongoing process improvement efforts and expense reduction initiatives, partially offset by increased agent compensation in our homeowners product line. Increased investment in technology and costs related to the implementation of our process improvement efforts increased our expense ratio by 0.9 points in 2006 compared with 2005.

Outlook – We remain focused on our business process improvement efforts and goal of streamlining processes while building our infrastructure and technological capabilities. Our use of our multi-variate predictive underwriting model and our adherence to our catastrophe management guidelines set the course for us to continue to operate at or below our long-term target combined ratio of 92.0% in 2008.

SPECIALTY

YEAR ENDED DECEMBER 31,	2007	2006	2005
Net Written Premiums	$120.2	$110.6	$101.3
Net Earned Premiums	115.9	105.4	98.1
Underwriting Profit	$17.7	$29.0	$6.9

Loss and LAE Ratio	56.6%	42.5%	64.6%
Expense Ratio	28.1	30.0	28.4

Combined Ratio	84.7%	72.5%	93.0%

Favorable (Unfavorable) Prior-Year Reserve Development	$(3.2)	$12.5	$2.3
Pretax Catastrophe Losses	$(0.1)	$(3.2)	$9.3

Our Specialty operation provides individuals with umbrella, motorcycle, recreational vehicle, and boat owners insurance.

Premiums

Net written premiums increased $9.6, or 8.7%, in 2007 compared with 2006, and $9.3, or 9.2%, in 2006 compared with 2005. New-business policies sold increased 17.4% in 2007 compared with 2006, and 18.8% in 2006 compared with 2005. Net written premium growth in 2007 was primarily driven by an increase in new business in our umbrella and motorcycle products. New business growth in 2007 was primarily driven by improvements in automation, rating and increased customer awareness of our products. The increased premiums in 2006 were due to an increase in new motorcycle policies and in the numbers of motorcycle policies that renewed with us, resulting in an increase in PIF.

Net earned premiums increased $10.5, or 10.0%, in 2007 compared with 2006 and $7.3, or 7.4%, in 2006 compared with 2005.

Underwriting Results and Combined Ratio

Our underwriting profit decreased $11.3, and our combined ratio increased 12.2 points in 2007 compared with 2006. Our underwriting profit increased $22.1, and our combined ratio decreased 20.5 points in 2006 compared with 2005. The changes in our underwriting results and combined ratio were primarily driven by:

•

Prior-year reserve development – The unfavorable prior-year reserve development in 2007 was primarily related to umbrella policies and specialty vehicles. The favorable prior-year reserve development in 2006 was related to reduced estimates of catastrophe losses from Hurricane Wilma as well as better-than-expected frequency for 2005 umbrella claims. These changes in prior-year reserve development increased our combined ratio by 14.7 points in 2007 compared with 2006 and decreased our combined ratio by 9.5 points in 2006 compared with 2005.

•

Catastrophe losses – The negative catastrophe losses in 2006 and 2007 were due to reduced estimates of pretax catastrophe losses from Hurricane Wilma. The 2005 catastrophe losses were primarily due to Hurricanes Katrina, Rita and Wilma in the Gulf States. Excluding prior-year reserve development, higher catastrophe losses increased the combined ratio by 0.2 points in 2007 compared with 2006. Lower catastrophe losses in 2006 decreased the combined ratio by 9.6 points compared with 2005.

•

Expenses – The decrease in our expense ratio of 1.9 points in 2007 compared with 2006 was due to our ongoing process improvement efforts and expense reduction initiatives. The increase in our expense ratio was 1.6 points in 2006 compared with 2005 and primarily reflected our increased investment in technology and costs related to the implementation of our strategic goals as well as higher commission expense due to change in mix of business.

Outlook – We expect to continue to grow our specialty product modestly in non-catastrophe prone areas, while operating at or below our long-term target combined ratio of 92.0% in 2008.

SBI REGULAR

YEAR ENDED DECEMBER 31,	2007	2006	2005
Net Written Premiums	$1,324.1	$1,262.9	$1,263.0
Net Earned Premiums	1,297.8	1,245.4	1,272.2
Underwriting Profit	$131.8	$162.2	$144.7

Loss and LAE Ratio	56.9%	52.5%	54.9%
Expense Ratio	32.9	34.5	33.7

Combined Ratio	89.8%	87.0%	88.6%

Favorable Prior-Year Reserve Development	$37.0	$26.6	$37.2
Pretax Catastrophe Losses	$15.9	$21.8	$59.1

Our SBI Regular segment provides insurance for small- to mid-sized businesses (customers who typically pay annual premiums of $250,000 or less). This is our core commercial lines business featuring these main products:

•	Businessowner policies (BOP)

•	Commercial auto

•	Commercial multi-peril (CMP)

•	Workers’ compensation

•	Commercial property

•	General liability

Premiums

Net written premiums increased $61.2, or 4.8% in 2007 compared with 2006, and were flat in 2006 compared with 2005. The changes in net written premiums were driven by:

•

Changes in PIF – PIF increased 2.5% in 2007 compared with 2006, and decreased 1.1% in 2006 compared with 2005. This reflected retention rates of 81.8% in 2007, 79.5% in 2006 and 80.0% in 2005. Our new policies sold increased 6.7% in 2007 compared with 2006 and 3.0% in 2006 compared with 2005.

•

Price changes – We file rate changes on a state-by-state basis. Our average prices, which include filed rate changes and exposure growth, increased 0.5% in 2007, after decreasing 1.4% in 2006 compared with 2005. Premiums are affected by growth in the exposures we cover due to factors such as changes in payroll, the number of employees, sales receipts and property building values for the businesses we insure. Price changes are reflected on existing policies at renewal.

•	Mix of business – In addition to price changes, premiums are impacted by changes in average policy size and mix of coverages our customers choose as well as the nature of the risk.

Net earned premiums increased $52.4, or 4.2%, in 2007 compared with 2006, and decreased $26.8, or 2.1%, in 2006 compared with 2005. The changes in net earned premiums were driven by:

•	Price changes – Price changes decreased net earned premiums by $6.3 in 2007 compared with 2006, and decreased net earned premiums by $22.5 in 2006 compared with 2005.

•	Mix of business – Mix of business increased net earned premiums by $27.9 in 2007 compared with 2006 and $0.7 in 2006 compared with 2005.

Underwriting Results and Combined Ratio

Our underwriting profit in SBI Regular decreased $30.4, and our combined ratio increased 2.8 points in 2007 compared with 2006. Our underwriting profit increased $17.5, and our combined ratio decreased 1.6 points in 2006 compared with 2005. The changes in our underwriting results and combined ratio primarily reflected:

•	Price changes – Our price changes increased our combined ratio by 0.4 points in 2007 compared with 2006, and increased our combined ratio by 1.2 points in 2006 compared with 2005.

•

Loss costs – We booked a provision for increased severity for all lines in 2007 which added 4.7 points to the combined ratio compared with 2006. Large property losses in our BOP product and auto liability claims were key drivers of this increase. In contrast, loss cost increases in accident year 2006 added 1.2 points to its combined ratio compared with 2005.

•

Prior-year reserve development – The favorable prior-year reserve development in 2007 was due to better-than-expected loss experience on long-term workers’ compensation medical claims and favorable claim frequency for umbrella and construction defects claims, partially offset by increased claim severity in auto liability. The favorable prior-year reserve development in 2006 was due to lower-than-expected claims frequency in CMP partially offset by an increase in auto liability claims severity. The change in prior-year reserve development decreased the combined ratio by 0.8 points in 2007 compared with 2006 and increased the combined ratio by 0.8 points in 2006 compared with 2005.

•	Catastrophe losses – The lower catastrophe losses decreased our combined ratio by 0.4 points in 2007 compared with 2006 and 2.4 points in 2006 compared with 2005.

•

Expenses – The decrease in our expense ratio of 1.6 points in 2007 compared with 2006 reflects our ongoing focus on expense management. The increase in our expense ratio of 0.8 points in 2006 compared with 2005 was the result of higher agent bonus commissions and employee performance bonus expenses related to our improved underwriting results.

Outlook – We anticipate a challenging market for premium growth in our SBI Regular segment in 2008, in a continuing soft market in which loss cost increases may outpace earned price increases. Our long-term target combined ratio is 95.0%.

SBI SPECIAL ACCOUNTS FACILITY

YEAR ENDED DECEMBER 31,	2007	2006	2005
Net Written Premiums	$249.6	$267.5	$275.1
Net Earned Premiums	261.3	264.2	283.2
Underwriting Profit	$58.5	$68.7	$78.7

Loss and LAE Ratio	44.4%	39.1%	42.1%
Expense Ratio	33.2	34.9	30.1

Combined Ratio	77.6%	74.0%	72.2%

Favorable Prior-Year Reserve Development	$26.2	$38.2	$42.4
Pretax Catastrophe Losses	$6.5	$0.1	$17.5

Our SBI Special Accounts Facility segment includes insurance for large-commercial accounts (those with annual premiums of more than $250,000). While our main focus is the small- to mid-sized market, we continue to serve some large-commercial accounts on behalf of key agents and brokers who sell our core commercial products.

Special Accounts Facility also provides insurance for the following commercial programs:

•	Agents’ errors and omissions insurance

•	Property and liability insurance for mini-storage and warehouse properties

•	Property, auto and professional and general liability insurance for non-profit social service organizations

Premiums

Net written premiums decreased $17.9, or 6.7% in 2007 compared with 2006 and $7.6, or 2.8%, in 2006 compared with 2005. Net written premiums decreased in 2007 due to competitive market conditions which continue to exert downward pressure in this segment. Net written premiums decreased in 2006 compared with 2005 due to a slight decrease in average premiums, rate decreases and a slight decrease in policies-in-force.

Net earned premiums decreased $2.9, or 1.1% in 2007 compared with 2006 and decreased $19.0, or 6.7%, in 2006 compared with 2005.

Underwriting Results and Combined Ratio

Our underwriting profit decreased $10.2, and our combined ratio increased 3.6 points in 2007 compared with 2006. Our underwriting profit decreased $10.0, and our combined ratio increased 1.8 points in 2006 compared with 2005. The changes in our underwriting results and combined ratio primarily reflected:

•

Prior-year reserve development – The favorable prior-year reserve development in 2007, 2006 and 2005 was primarily related to general liability coverages. The change in prior-year reserve development increased our combined ratio by 4.5 points in 2007 compared with 2006, and the change in prior-year reserve development increased our combined ratio by 0.5 points in 2006 compared with 2005.

•

Catastrophe losses – The higher catastrophe losses increased our combined ratio by 1.6 points in 2007 compared with 2006. The lower catastrophe losses decreased our combined ratio by 3.2 points in 2006 compared with 2005.

•

Expenses – Our expense ratio decreased 1.7 points in 2007 compared with 2006 due to a reduction in agent bonus commissions. Our expense ratio increased by 4.8 points in 2006 compared with 2005 primarily due to an increase in bonus commissions related to our social services program.

Outlook – We expect significant competition in this segment in 2008 due to pricing pressures, and as such expect flat to decreasing premium volume in these lines of our business.

SURETY

YEAR ENDED DECEMBER 31,	2007	2006	2005
Net Written Premiums	$388.1	$326.3	$278.4
Net Earned Premiums	352.9	297.5	260.9
Underwriting Profit	$148.0	$98.4	$55.0

Loss and LAE Ratio	17.1%	22.6%	32.5%
Expense Ratio	41.0	44.3	46.4

Combined Ratio	58.1%	66.9%	78.9%

Our Surety segment provides surety bonds for construction and commercial businesses.

Premiums

Net written premiums increased $61.8, or 18.9%, in 2007 compared with 2006, and $47.9, or 17.2%, in 2006 compared with 2005. The increases in net written premiums over the past two years were driven by growth in large contract new business and focus on our highest credit quality accounts. Favorable market conditions for construction and economic expansion fueled the growth in large contract business in both years.

Net earned premiums increased $55.4, or 18.6%, in 2007 compared with 2006 and $36.6, or 14.0%, in 2006 compared with 2005. New business increased net earned premiums by $45.0 in 2007 compared with 2006 and $32.2 in 2006 compared with 2005.

Underwriting Results and Combined Ratio

Our underwriting profit increased $49.6, and our combined ratio decreased 8.8 points in 2007 compared with 2006. Our underwriting profit increased $43.4, and our combined ratio decreased 12.0 points in 2006 compared with 2005. The increases were driven by premium growth combined with historically low levels of loss experience, loss cost containment, and expense management.

Outlook – Industry results were again stable in 2007. As a result, we expect the surety market to remain healthy in 2008. We expect that infrastructure improvement needs will drive demand. However, current economic uncertainty may alter our risk assessments and temper future growth. Overall, we expect our growth rates to moderate and we anticipate some shift from the historically low level of loss experience in 2007 back to more typical losses in 2008.

P&C OTHER

YEAR ENDED DECEMBER 31,	2007	2006	2005
Net Written Premiums	$3.7	$72.7	$156.1
Net Earned Premiums	1.0	73.6	157.3
Underwriting Loss	$(34.1)	$(54.4)	$(103.9)

Unfavorable Prior-Year Reserve Development	$(12.9)	$(50.3)	$(48.2)
Pretax Catastrophe Losses	$(6.3)	$(0.4)	$53.3

Our P&C Other segment includes:

•	Run-off assumed reinsurance business

•	Large-commercial business accounts in run-off and specialty programs that we have exited

•	Our own self-insurance

•	Asbestos and environmental results

•	Run-off religious institutions

•	Results of business related to Safeco Financial Institution Solutions (SFIS), our lender-placed property insurance business, which we sold on April 30, 2006

Premiums

Net written premiums decreased $69.0, or 94.9%, in 2007 compared with 2006 and $83.4, or 53.4%, in 2006 compared with 2005. Net earned premiums decreased $72.6, or 98.6%, in 2007 compared with 2006 and $83.7, or 53.2%, in 2006 compared with 2005. The decreases in 2007 compared with 2006 were due to the sale of SFIS. Net written premiums related to this business were $71.9 in 2006 through the sale date of April 30, 2006, compared with $148.6 in 2005. Net earned premiums were $72.3 in 2006 compared with $148.7 in 2005.

Underwriting Results

Our underwriting results increased $20.3 in 2007 compared with 2006 and increased $49.5 in 2006 compared with 2005. Our underwriting results and combined ratio primarily reflected:

•

Prior-year reserve development – Our 2007 underwriting results included $12.9 of unfavorable prior-year reserve development in 2007, primarily related to reserve increases for asbestos exposure claims and for allegations against religious institutions, partially offset by reduced estimates for construction defects. In 2006, $50.3 of unfavorable prior-year reserve development was primarily related to asbestos claims and allegations against religious institutions. In 2005, $48.2 of unfavorable prior-year reserve development was primarily driven by reserve increases in assumed reinsurance and asbestos and environmental claims, partially offset by favorable construction defects reserve development.

•

SFIS – Our 2006 underwriting results included the results of SFIS through April 30, 2006. SFIS underwriting profit was $10.8 in 2006 compared with an underwriting loss of $46.1 in 2005. Catastrophe losses for SFIS were $(0.4) in 2006 compared with losses of $53.3 in 2005. The higher catastrophe losses in 2005 were primarily due to Hurricanes Katrina, Rita and Wilma in the Gulf States.

REINSURANCE

We collect money from reinsurers for losses we incur that are covered by reinsurance. We had $461.9 of reinsurance recoverables at December 31, 2007, net of an allowance of $35.9 that we estimated as uncollectible. We had $429.9 of reinsurance recoverables at December 31, 2006, net of an allowance of $12.9 that we estimated as uncollectible.

We analyze our reinsurance recoverables according to the credit ratings and types of reinsurers. At year-end 2007:

•	25.6% of our reinsurance recoverables were due from state and mandatory reinsurance pools

•	88.6% of the remaining amounts due from our reinsurers outside the mandatory pools were due from reinsurers rated A– or higher by A.M. Best

To help reduce the financial impact of losses in our business, our primary purchases of reinsurance cover:

•	Property catastrophes

•	Workers’ compensation

•	Commercial property

•	Commercial umbrella

•	Surety

Property Catastrophe Reinsurance – Our property catastrophe reinsurance reduces the financial impact a catastrophe could have on our personal and commercial property insurance lines. Catastrophes involve multiple claims and policyholders. We cannot accurately predict catastrophes, and the number and type of catastrophes can vary widely. The resulting losses could significantly impact our results.

Our property catastrophe reinsurance is excess-of-loss reinsurance, which provides us with reinsurance coverage over an agreed-upon amount. The terms of our property catastrophe reinsurance in 2008 are:

•	The first $200.0 of any property catastrophe loss is entirely ours. This is our retention – the amount of losses we absorb before the reinsurers reimburse us.

•	Our reinsurers reimburse us 90% for the next $400.0 of the loss. We absorb the other 10%.

•	For events other than earthquake, the entire amount above $600.0 is ours.

•

For earthquake events, we have an additional level of coverage. Our reinsurers reimburse us for 90% of $500.0 in excess of the first $600.0 of the loss. The entire amount of any earthquake loss above $1,100.0 is ours.

The terms of our 2007 property catastrophe reinsurance were:

•	The first $200.0 of any property catastrophe loss was entirely ours. This is our retention – the amount of losses we absorb before the reinsurers reimburse us.

•	Our reinsurers reimbursed us 90% for the next $300.0 of the loss. We absorbed the other 10%.

•	For events other than earthquake, the entire amount above $500.0 was ours.

•

For earthquake events, we had an additional level of coverage. Our reinsurers reimbursed us for 90% of $500.0 in excess of the first $500.0 of the loss. The entire amount of any earthquake loss above $1,000.0 was ours.

Should we make a catastrophe claim to our reinsurers, we can reinstate this reinsurance coverage once with payment of an additional premium.

Workers’ Compensation Reinsurance – Our workers’ compensation reinsurance reduces the financial impact a catastrophe loss or a single event may have on our results. Our catastrophe treaty protects us against losses that involve multiple claims and policyholders. Additionally, we purchase reinsurance specifically for the working layer (layers where we expect to have losses). Both treaties are excess-of-loss reinsurance.

The terms of our workers’ compensation reinsurance in 2007 and 2008 are:

•	The first $5.0 of any workers’ compensation loss is our retention.

•	Under our working layer, our reinsurer reimburses us for the next $15.0 of the loss.

•	Under our catastrophe treaty, our reinsurers reimburse us 90% of the next $30.0.

•	The entire amount above $50.0 is ours.

Should we make a workers’ compensation catastrophe claim to our reinsurers, we can reinstate this reinsurance coverage with payment of an additional premium.

Commercial Property Reinsurance – We purchase reinsurance specifically for the working layer (layers in which we expect to have losses) on our commercial property. Our commercial property reinsurance reduces the financial impact that any single loss can have on us. It is excess-of-loss reinsurance.

The terms of our commercial property reinsurance in 2007 and 2008 are:

•	The first $5.0 of any loss for each commercial property risk is our retention.

•	Our reinsurer reimburses us for the next $15.0 of the loss for each commercial property risk.

•	The treaty is structured in three $5.0 layers. We are granted free reinstatements at each layer as follows: three for layer 1; two for layer 2 and one for layer 3.

•	In 2008, individual risks above $20.0 will generally be reinsured.

Commercial Umbrella Reinsurance – Our commercial umbrella reinsurance reduces the financial impact of losses in this line of our business. We provide our customers with umbrella insurance to cover losses that exceed the amounts covered by other insurance policies they own. For our commercial umbrella business, we have excess-of-loss reinsurance.

The terms of our commercial umbrella reinsurance in 2007 and 2008 are:

•	The first $4.0 of any commercial umbrella loss on each policy is our retention.

•	Our reinsurer reimburses us for 80% of the next $16.0 for each commercial umbrella loss on each policy.

•	Risks above $20.0 are facultatively reinsured.

Surety Reinsurance – For our surety business, we have excess-of-loss reinsurance.

The terms of our Surety reinsurance in 2008 are:

•	The first $20.0 of any surety loss is our retention.

•	Our reinsurers reimburse us 80% of the next $110.0 of the loss under each of the three layers of coverage.

•	The entire amount above $130.0 is ours.

The terms of our Surety reinsurance in 2007 were:

•	The first $20.0 of any surety loss was our retention.

•	Our reinsurers reimbursed us 80% of the next $80.0 of the loss under each of the three layers of coverage.

•	The entire amount above $100.0 was ours.

IMPACT OF TERRORISM

On December 26, 2007, President Bush signed into law the Terrorism Risk Insurance Program Reauthorization Act of 2007 (“TRIPRA”). TRIPRA keeps in place the basic framework of the Terrorism Risk Insurance Act (“TRIA”) enacted in 2002 and extended in 2005 by the Terrorism Risk Insurance Extension Act (“TRIEA”), while amending the law in certain key ways to clarify the program and enhance its scope. TRIPRA reauthorizes the federal terrorism risk insurance program for an additional seven years, until December 31, 2014. In order to trigger inclusion within the federal program, an act of terrorism must result in aggregate industry insured losses of at least $100 million. TRIPRA retains the current $100 million trigger throughout the seven-year duration.

U.S. Government Funding – Under TRIPRA, the U.S. Government will provide funding to the insurance industry if a terrorist attack is certified as such by the Secretary of the Treasury in concurrence with the Secretary of State and Attorney General of the United States. Each property-casualty insurer that has insured losses is required to retain and pay insured losses from an act (or acts) of terrorism during a program year equal to 20% of its prior calendar year direct earned premium for covered commercial property-casualty lines. Above that individual deductible, or “retention,” each insurer must pay 15 cents on each dollar of its insured losses up to the annual program cap of $100 billion in aggregate insured losses, with the federal government responsible for paying the other 85 cents on the dollar. The program is capped at $100 billion in annual aggregate insured losses, with Treasury prohibited from making payment for any portion of losses exceeding that amount, and insurers that have met their deductibles having no liability for the payment of any portion of such excess losses. TRIPRA adds language clarifying that an insurer’s financial responsibility is limited to its applicable deductible and co-share only up to the annual program cap. Additional amendments also clarify that the $100 billion in annual aggregate losses is a hard cap.

Terrorism Exclusions –The definition of “act of terrorism” has been altered to remove the requirement that an act be committed “on behalf of any foreign person or foreign interest.” Effectively, this means that domestic acts of terrorism can now be certified as “acts of terrorism” within the federal program, subject to those acts meeting the other definitional requirements of TRIPRA. TRIPRA does not change the lines of insurance that were covered by TRIEA. As a result, the federal program covers all commercial property-casualty lines except crop, private mortgage insurance (PMI), title, financial guaranty, medical malpractice, flood, reinsurance, commercial auto, burglary/theft, surety, professional liability, and farmowners’ multi-peril insurance. Life/health insurance is not included within the scope of the program.

Like the “mandatory availability” provisions in TRIA and TRIEA, under TRIPRA, insurers are required to make available coverage for “acts of terrorism” on the same material terms and conditions as other covered types of loss (i.e., insurers can use general exclusions where permitted by state law, but not terrorism-specific exclusions unless allowed by state law and the make available provision has been satisfied). If the policyholder does reject our mandatory offer of terrorism coverage, we can then exclude coverage for losses due to foreign terrorism. The ISO has filed exclusions for acts of terrorism as defined by TRIEA, and we have adopted those filings. However, some states limit the use of terrorism exclusions.

TRIPRA maintains the original TRIA disclosure provisions, requiring clear and conspicuous indication of the terrorism premium charge and the federal share of compensation. TRIPRA does add a new policyholder disclosure requirement with respect to the $100 billion program cap, but the program cap disclosure does not need to be included in an insurer’s policy form.

Reinsurance Options – The availability of terrorism reinsurance is limited in the commercial reinsurance market. Our current reinsurance program provides limited terrorism coverage. All reinsurance treaties exclude acts involving nuclear, chemical, biological or radioactive materials. Treaties providing coverage for both certified and non-certified terrorist acts include our workers’ compensation reinsurance program and our commercial umbrella reinsurance program. Additionally, our commercial property treaty provides coverage for non-certified terrorist acts. Our property catastrophe treaty provides coverage for non-certified terrorist acts for 90% of $400.0 above the first $200.0 of loss.

Our Exposure is Modest – We have strict underwriting guidelines, and believe our exposure to potential terrorism losses is relatively modest across all our product lines. With commercial insurance, our focus is on small- to mid-sized businesses – generally not viewed as likely potential terrorism targets. Similarly, with workers’ compensation policies, the number of employees covered is a key consideration. Our internal guidelines decline coverage in cases where we believe the exposure to terrorism has the greatest potential. With regard to our personal lines of insurance, we believe that losses due to terrorism would be relatively modest.

OUR CORPORATE RESULTS

YEAR ENDED DECEMBER 31,	2007	2006	2005
Corporate Segment Results	$(56.3)	$(61.1)	$(47.8)
Contributions to Safeco Insurance Foundation	(60.0)	(30.0)	—
Net Realized Investment Gains on Contributions to Safeco Insurance Foundation	57.9	29.2	—
Losses on Debt Repurchases	(16.6)	(4.5)	(4.0)
Gains on Sales of Real Estate	—	168.7	—
Net Realized Investment Gains (Losses)	24.8	(3.4)	(3.2)

Income (Loss) before Income Taxes	$(50.2)	$98.9	$(55.0)

In our Corporate segment, we include:

•	Interest expense on our debt

•	Miscellaneous corporate investment and other activities, including real estate holdings, transactions and losses on debt repurchases and contributions to the Foundation

•	Our intercompany eliminations

Gains on sales of real estate – In connection with our revision in our real estate strategy, we sold various real estate in 2006, detailed in the table below:

YEAR ENDED DECEMBER 31, 2006	Proceeds	Pretax Gain on Sale	After-Tax Gain on Sale
Redmond, Washington	$212.6	$41.1	$26.7
University District, Seattle, Washington	124.1	107.4	69.8
Portland, Oregon	19.4	15.2	9.9
Pleasant Hill, California	10.2	2.8	1.8
Spokane, Washington	5.8	2.2	1.4

Total Real Estate Sold	$372.1	$168.7	$109.6

Our corporate segment results for the year ended December 31, 2007 include a non-recourse, non-refundable marketable equity securities contribution of $60.0 to the Foundation, a separate 501(c)(3) endowment fund and $30.0 for the year ended December 31, 2006. Since the Foundation’s inception, we have provided at no charge certain resources to the Foundation such as accounting, legal and investment management services and office space.

In 2007, we redeemed the remaining balance of $322.3 of our 8.072% Debentures for $335.3. The Debentures were redeemed at a price of 104% of principal. We reported a pretax loss of $16.6 ($10.8 after tax), including the write-off of deferred debt costs in the Consolidated Statements of Income. We also retired $26.3 of related Capital Trust equity securities. In addition, we repaid $197.3 of our 6.875% senior notes, which matured in 2007.

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

Our interest expense was:

•	$68.7 in 2007

•	$91.4 in 2006

•	$88.6 in 2005

The decrease in 2007 compared with 2006 reflects a reduction in outstanding debt due to maturities and the redemption of Debentures in 2006 and 2007. The increase in 2006 compared with 2005 was due to increased interest rates on the portion of our debt that was swapped to floating rates partially offset by a decrease in interest expense as a result of our debt repurchases described previously.

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

LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES

Our loss reserves reflect our estimates of the ultimate amounts to be paid for losses arising from both reported and unreported claims, while our loss adjustment expense (LAE) reserves reflect our estimates for claim settlement expenses related to those losses, including legal expenses and other costs, that we have not yet paid to settle both reported and unreported claims. We report these amounts in our Loss and LAE Reserves on our Consolidated Balance Sheets.

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

Case-Basis Reserve – For reported losses, we establish a reserve estimate for each claim based on the known facts regarding the claim and the parameters of the coverage that our policy provides. Case-basis reserves are adjusted as additional facts become available to us. Case-basis reserves are reduced as we make payments for our reported claims.

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

Estimating our loss and LAE reserves is an ongoing process. Our loss and LAE reserves represent our best estimate of the ultimate future payments associated with losses and related expenses net of salvage (the amount we recover from property that becomes ours after we pay for a total loss) and subrogation (our right to recover payments from third parties), giving consideration to the uncertainties inherent in the estimates. We record any adjustments to these reserves in the periods in which we change the estimates. We report changes to these reserves in our Consolidated Statements of Income.

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

We purchase reinsurance to limit our exposure to potential large losses. We report the amounts we expect to recover from reinsurers as reinsurance recoverable assets on our Consolidated Balance Sheets. For more discussion on reinsurance, see the Reinsurance section of Item 7: MD&A.

Loss and LAE Reserves By Segment – At year-end 2007 and 2006, our loss and ALAE reserves, excluding ULAE reserves, by reportable segment before reinsurance were:

DECEMBER 31,	2007			2006
	Case	IBNR	Total	Case	IBNR	Total
Safeco Personal Insurance
Auto	$1,214.3	$335.9	$1,550.2	$1,156.1	$400.8	$1,556.9
Property	188.7	70.1	258.8	173.4	93.6	267.0
Specialty	47.2	31.6	78.8	46.6	26.2	72.8

Total SPI	1,450.2	437.6	1,887.8	1,376.1	520.6	1,896.7

Safeco Business Insurance
SBI Regular	924.3	687.1	1,611.4	833.4	711.9	1,545.3
SBI Special Accounts Facility	179.3	129.5	308.8	165.0	139.5	304.5

Total SBI	1,103.6	816.6	1,920.2	998.4	851.4	1,849.8
P&C Other	655.3	408.3	1,063.6	673.6	474.4	1,148.0

Total SBI and P&C Other	1,758.9	1,224.9	2,983.8	1,672.0	1,325.8	2,997.8
Surety	(38.2)	139.6	101.4	(53.8)	101.3	47.5

Total Loss and ALAE Reserves	$3,170.9	$1,802.1	$4,973.0	$2,994.3	$1,947.7	$4,942.0

ULAE Reserves			212.0			229.4

Total			$5,185.0			$5,171.4

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

In arriving at our estimates, we consider:

•

Our changing mix of business – We have migrated to writing more preferred and standard risks than we wrote in past periods. These risks have on average lower frequencies and higher severities than non-standard risks.

•	Our change in new business – New business generally has higher claim frequencies than business that has been on the books for longer than one year.

•	General inflation and medical cost trends.

Bodily injury (BI) coverage represents the largest portion (61.0%) of our loss and ALAE reserves held for Auto. Small variations from our assumptions can yield significant financial volatility given the magnitude of these reserve balances.

To illustrate the sensitivity of our estimate, a one-point increase in our severity assumption for Auto BI would yield an increase of approximately $28.0 in the estimated reserve.

Our Property and Specialty lines are predominantly short-tailed business, and most claims are reported and settled within 12 months. We use standard actuarial techniques and judgment to estimate reserves for those lines. Changes to our reserve estimates for Property and Specialty generally result from frequency or severity differences from historical patterns or development on catastrophe-related losses, which can be difficult to estimate due to the associated widespread damage.

Safeco Business Insurance (SBI) and P&C Other – SBI primarily writes commercial multi-peril, property, workers’ compensation, commercial auto and general liability insurance for small- to mid-sized businesses. P&C Other is composed of large-commercial business and other businesses we have placed in run-off.

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

The table below provides our loss and ALAE reserves, excluding ULAE reserves, before reinsurance for our commercial products:

DECEMBER 31,	2007	2006
Workers’ Compensation	$863.5	$922.1
Commercial Multi-Peril	321.7	322.0
Commercial Automobile	376.2	320.9
Monoline General Liability	238.5	250.3
Business Owners	170.4	157.0
Commercial Umbrella	112.5	102.4
Monoline Property	58.8	48.4
Other	204.8	192.7

Subtotal	2,346.4	2,315.8
Construction Defects	279.8	322.6
Asbestos	227.8	206.3
Environmental	129.8	153.1

Total SBI and P&C Other	$2,983.8	$2,997.8

Workers’ Compensation – The following table shows our loss and ALAE reserves for voluntary and non-voluntary workers’ compensation and other relevant data. The data shown reflects workers’ compensation policies written in SBI, as well as those workers’ compensation policies that are in run-off and included in the P&C Other segment. The table excludes ULAE reserves, which were $58.2 at year-end 2007, $59.9 at year-end 2006 and $62.1 at year-end 2005:

YEAR ENDED DECEMBER 31,	2007	2006	2005
Loss and ALAE Payments	$98.0	$99.3	$130.1
Reserves at Year-end, before Reinsurance	863.5	922.1	958.9
Earned Premiums	$149.8	$142.4	$157.5

Claims (Number of Claims):
Reported Claims in the Year	6,377	6,203	6,671
Open Claims at Year-end	6,895	7,473	8,236

Factors in Estimating Loss Reserves for Workers’ Compensation

Estimating reserves for workers’ compensation involves a significant degree of uncertainty and judgment. This is driven by:

•

Long payout periods – Workers’ compensation claims can remain open 50 years or more, introducing variability in the ultimate length of the payout. The cumulative effect of inflation trends over time, particularly medical cost inflation, can be significant.

•	Unlimited liability nature of workers’ compensation policies – Many claims can pay out for the lifetime of the claimant with no limit on the total payment amount.

•	Changes in future benefit levels – Legislative actions and judicial interpretations can affect the cost of future benefits.

•	Increases in life expectancy – Increases in life expectancy increase both the duration of future payments and the ultimate cost of treatment.

•	Claim reporting lags – Some claims are not made immediately; as a result, we remain exposed to workers’ compensation losses arising from policies written in prior years.

•

Changes in our business – Changes in our claims-handling practices, changes in our writings of large versus small- to mid-sized accounts, and changes in the mix of states where these policies are written can affect our ability to predict ultimate payout based on historical data.

In determining our best estimate for workers’ compensation reserves, long-term medical cost inflation trends over the average claim payout period represent our most significant assumption. We have assumed that double-digit medical cost inflation will continue in the near-term, moderating over time to historical levels. Our best estimate of workers’ compensation reserves presents risk of unfavorable reserve development should medical inflation trends not abate. A one-point increase in our estimate of the average medical cost severity trend would yield an increase of approximately $68.0 in the estimated reserve.

Other Commercial Products – Excluding commercial liability products, which are discussed below, the payout periods for our other commercial products, primarily commercial auto and commercial property, are relatively short. As a result, our estimated loss reserves for these products are subject to less volatility than our workers’ compensation reserves. We use standard actuarial techniques combined with judgment to estimate these loss reserves.

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

Construction Defects – This table shows our loss and ALAE reserves for construction defects claims. The table excludes ULAE reserves, which were $20.1 at year-end 2007, $22.2 at year-end 2006 and $28.5 at year-end 2005:

YEAR ENDED DECEMBER 31,	2007	2006	2005
Loss and ALAE Payments, Before Reinsurance	$37.9	$35.4	$56.7
Loss and ALAE Payments, Net of Reinsurance	35.3	33.8	56.7
Reserves at End of Year, Before Reinsurance	279.8	322.6	330.0
Reserves at End of Year, Net of Reinsurance	$276.9	$318.4	$330.0

Claims and Average Costs *
Open Claims at Year-end	629	852	1,087
Average Paid per Closed Claim	$54,790	$42,678	$49,441

*	Number of claims and whole dollars, net of reinsurance.

Our Construction Defects Claims Exposure

Our exposure to construction defects claims comes from general liability and commercial multi-peril coverages we provide to contractors. Construction defects claims result from alleged defective work performed in the construction of large structures that include apartments, condominiums and large developments of single-family dwellings or other housing. We no longer write new business with large contractors, but periodically have claims arise from prior periods.

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

Our IBNR reserves were 80.2% of our loss and ALAE reserves for construction defects claims at December 31, 2007 and 77.9% of our loss and ALAE reserves for construction defects claims at December 31, 2006.

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

The uncertainty created by these factors requires more judgment in estimating loss reserves for construction defects claims than for most of our other lines of business.

We use techniques developed specifically for estimating loss reserves for construction defects claims. With these techniques, we estimate the number of future claims and the average value of every claim and make adjustments for anticipated changes in coverage interpretations, regulations, judicial rulings, plaintiff attorney involvement and changes in our book of business.

Over the last four years, the number of open construction defects claims has decreased steadily – an average drop exceeding 20% per year. Our loss reserve estimates assume that the number of open claims will continue to decrease, but at a slower rate, and that severity will increase due to inflationary pressure.

Asbestos – This table shows our loss and ALAE reserves for asbestos-related claims. The table excludes ULAE reserves, which were $13.5 at year-end 2007, $15.1 at year-end 2006 and $16.1 at year-end 2005:

YEAR ENDED DECEMBER 31,	2007	2006	2005
Loss and ALAE Payments, Before Reinsurance	$22.4	$14.4	$12.3
Loss and ALAE Payments, Net of Reinsurance	18.2	13.8	11.5
Reserves at End of Year, Before Reinsurance	227.8	206.3	186.1
Reserves at End of Year, Net of Reinsurance	189.0	171.0	158.9
Three-Year Survival Ratio, Gross	13.9%	15.0%	10.6%
Three Year Survival Ratio, Net	13.1%	13.2%	11.6%

Claims and Average Costs: *
Open Claims at End of Year	2,951	3,047	3,061
Average Paid per Closed Claim	$29,380	$30,648	$25,256
Average Case Reserve per Open Claim	$43,137	$44,997	$39,230

*	Number of claims and whole dollars, net of reinsurance.

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

Our Asbestos Liability Exposure – Here is the breakout of our asbestos loss reserves, net of reinsurance:

•	58.0% relates to our run-off assumed reinsurance operations and our exposure to syndicates and pools.

•	42.0% relates to our direct exposure.

Accordingly, we have two separate special claims-handling functions, one that specializes in asbestos claims related to our run-off assumed reinsurance operations, and one that specializes in asbestos claims related to our direct exposure.

Our exposure through our run-off assumed reinsurance operations is primarily excess-of-loss reinsurance. Pools are groups of insurers that enter into agreements to share exposure related to specific insureds. Our loss reserve estimates for pools reflect the loss reserve estimates provided by the pools’ independent actuaries. The loss experience of our run-off assumed reinsurance operations follows the general industry trend.

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

Our IBNR reserves were 32.6% of our loss and ALAE reserves for asbestos claims at December 31, 2007 and 19.8% of our loss and ALAE reserves from asbestos claims at December 31, 2006.

This table provides details about our policyholders and losses paid related to asbestos loss reserves:

YEAR ENDED DECEMBER 31,	2007			2006
	2007 Net Paid	Net Asbestos Reserves	% of Asbestos Reserves	2006 Net Paid	Net Asbestos Reserves	% of Asbestos Reserves
Direct
Loss	$2.9	$22.9	12.1%	$1.4	$35.1	20.6%
ALAE	6.3	23.8	12.6	6.7	27.4	16.0
IBNR	—	32.6	17.3	—	20.0	11.7

Loss and ALAE	9.2	79.3	42.0	8.1	82.5	48.3
Assumed
Loss	8.7	80.6	42.6	4.9	74.6	43.6
ALAE	0.3	—	—	0.8	—	—
IBNR	—	29.1	15.4	—	13.9	8.1

Loss and ALAE	9.0	109.7	58.0	5.7	88.5	51.7

Total
Loss	11.6	103.5	54.7	6.3	109.7	64.2
ALAE	6.6	23.8	12.6	7.5	27.4	16.0
IBNR	—	61.7	32.7	—	33.9	19.8

Loss and ALAE	$18.2	$189.0	100.0%	$13.8	$171.0	100.0%

Total number of policyholders			150			155

Estimating Loss Reserves for Asbestos

Estimating loss reserves for asbestos claims requires more judgment than most of our other lines of business. This is primarily because past claim experience may not be representative of future claims.

Several factors make it difficult to predict future asbestos claim payments. They include:

•	Insufficient data

•	Inherent risk of major litigation

•	Diverging legal interpretations

•	Regulatory actions

•	Legislative actions

•	Increases in bankruptcy proceedings

•	Non-impaired claimants being allowed to make claims

•	Efforts by insureds to seek coverage interpretation not subject to aggregate limits

•	Uncertainty in the reinsurance markets

Changes in these factors could result in future asbestos claims payments that are significantly different from those currently predicted.

In estimating our loss reserves for asbestos claims, we:

•	Consider applicable law and coverage litigation

•	Analyze claim statistics and trends

•	Review industry information to test the reasonableness of our reserves

•	Do not consider ongoing Congressional reform efforts

Some asbestos-related claims are subject to non-product liability coverage rather than product liability coverage. Non-product liability coverage may not be subject to policy aggregate limits, resulting in higher asbestos claims payments and related expenses.

Environmental – This table shows our loss and ALAE reserves for our liability coverages related to environmental claims. The table excludes ULAE reserves, which were $12.2 at year-end 2007, $13.8 at year-end 2006 and $15.0 at year-end 2005:

YEAR ENDED DECEMBER 31,	2007	2006	2005
Loss and ALAE Payments, Before Reinsurance	$23.8	$16.0	$16.7
Loss and ALAE Payments, Net of Reinsurance	18.9	15.2	13.1
Reserves at End of Year, Before Reinsurance	129.8	153.1	162.0
Reserves at End of Year, Net of Reinsurance	118.8	135.3	148.9
Three-Year Survival Ratio, Gross	6.9%	9.9%	8.4%
Three-Year Survival Ratio, Net	7.6%	10.3%	8.9%

Claims and Average Costs *
Open Claims at End of Year	968	980	1,091
Average Paid per Closed Claim	$75,337	$50,448	$43,386
Average Case Reserve per Open Claim	$37,260	$49,225	$40,667

*	Number of claims and whole dollars, net of reinsurance.

Our Environmental Claims Exposure

Our environmental claims result from our assumed reinsurance operations that are in run-off status and from our commercial general liability line that we write on a direct basis. We have attempted to avoid writing coverages for large companies with substantial exposures to environmental claims. As a result, our average environmental claim tends to be small.

Our IBNR reserves were 69.6% of our loss and ALAE reserves for environmental claims at December 31, 2007 and 64.4% of our loss and ALAE reserves for environmental claims at December 31, 2006.

Our relatively limited environmental claims activity results in fluctuations in average values from period to period. The 2006 average paid closed environmental claim increased compared with 2005 due to numerous settlements of large exposures.

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

To estimate loss reserves for Surety, we examine:

•	Actuarial analysis

•	Large claim analysis

•	Reinsurance terms and conditions

•	Individual obligation exposure analysis

•	Analysis of salvage and subrogation potential

Our Surety loss and ALAE reserves, net of salvage and subrogation recoveries, were $101.4 at December 31, 2007 and $47.5 at December 31, 2006. Surety reserves fluctuate from period to period due to the lag between the time payments are made on a claim and the time we receive salvage and subrogation amounts.

Loss and LAE Reserves – Three-Year Review – In this section, we provide the actual reserve estimates for the last three years and discuss changes in those estimates. This table shows the changes in our loss and LAE reserves for 2007, 2006 and 2005.

YEAR ENDED DECEMBER 31,	2007	2006	2005
Loss and LAE Reserves at Beginning of Year	$5,171.4	$5,358.2	$5,209.3
Less Reinsurance Recoverables on Unpaid Losses, Net of Allowance	415.0	420.1	323.6

Net Balance at Beginning of Year	4,756.4	4,938.1	4,885.7

Incurred Loss and LAE for Claims Occurring During:
Current Year	3,644.1	3,426.0	3,680.9
Prior Years	(123.6)	(146.2)	(45.9)

Total Incurred Loss and LAE	3,520.5	3,279.8	3,635.0

Loss and LAE Payments for Claims Occurring During:
Current Year	1,910.1	1,886.6	1,912.1
Prior Years	1,594.9	1,574.9	1,619.5

Total Loss and LAE Payments	3,505.0	3,461.5	3,531.6
Sale of London Operations	—	—	(51.0)

Net Balance at End of Year	4,771.9	4,756.4	4,938.1
Plus Reinsurance Recoverables on Unpaid Losses, Net of Allowance	413.1	415.0	420.1

Loss and LAE Reserves at End of Year	$5,185.0	$5,171.4	$5,358.2

2007

In 2007, we reduced our estimates for prior years’ loss and LAE reserves by $123.6. This total decrease included:

•	$43.9 reduction in Surety reserves due to lower-than-expected number of claims

•	$42.9 reduction in workers’ compensation reserves due to lower-than-expected severity

•	$37.1 reduction in construction defect reserves due to lower-than-expected number of claims

•	$17.9 reduction in personal auto reserves excluding catastrophes due to lower-than-expected severity

•	$13.3 reduction in commercial umbrella reserves due to lower-than-expected number of claims

•	$11.4 reduction in commercial multi-peril reserves excluding catastrophes and other than asbestos, environmental and construction defects due to lower-than-expected number of claims

•

$10.2 reduction in personal property reserves due to lower-than-expected severity, including a $3.5 reduction for non-voluntary assessments, and a $3.0 reduction in catastrophe losses reflecting decreases in severity estimates primarily for the 2005 hurricanes

•	$35.8 increase in asbestos reserves primarily due to liabilities assumed from others

•	$26.6 increase in commercial auto reserves related to higher-than-expected severity

•	$9.3 reduction in a number of lines due to emerging claim trends and related loss data, including Unallocated LAE (ULAE)

2006

In 2006, we reduced our estimates for prior years’ loss and LAE reserves by $146.2. This total decrease included:

•	$98.2 reduction in personal auto reserves, reflecting decreases in severity estimates primarily for prior accident years 2004 and 2005 in our liability lines

•	$39.5 reduction in commercial multi-peril reserves and general liability reserves other than asbestos, environmental and construction defects due to lower-than-expected number of claims

•	$26.6 reduction in commercial umbrella reserves due to lower-than-expected number of claims

•	$25.9 increase in our asbestos reserves related to large loss activity

•	$23.2 increase in our general liability reserves in our run-off lines primarily due to religious institution allegations

•	$16.1 increase in commercial auto reserves, reflecting increases in severity estimates for prior accident years in our liability lines

•	$15.7 reduction in personal property reserves due to lower-than-expected severity

•	$12.9 reduction in workers’ compensation reserves due to reforms in California and Texas

•	$12.5 reduction in personal specialty lines, reflecting decreases in personal umbrella severity estimates for prior accident years

•	$12.2 increase in our assumed reinsurance run-off lines driven by large loss activity

•	$11.2 reduction in SFIS prior accident year reserves driven by a reduction of hurricane assessments

•	$7.0 reduction in a number of lines due to emerging claim trends and related loss data, including ULAE

2005

In 2005, we reduced our estimates for prior years’ loss and LAE reserves by $45.9. This total decrease included:

•	$77.3 reduction in commercial multi-peril reserves and general liability reserves other than asbestos, environmental and construction defects due to lower-than-expected number of claims

•	$36.7 reduction in personal auto reserves, reflecting decreases in severity estimates for prior accident years in our liability lines

•	$26.3 reduction in construction defects reserves, reflecting claims frequency improvement in our run-off lines

•	$11.0 reduction in personal property reserves, reflecting improvement in severity relative to our original estimates

•	$30.5 increase in our Surety reserves related to large loss activity in our contract lines

•	$47.0 increase in workers’ compensation reserves to reflect increased provisions for long-term medical claim inflation and associated claims adjustment expenses

•	$35.8 increase in our asbestos and environmental reserves to reflect increases in defense and containment costs

•	$7.9 reduction in a number of lines due to emerging claim trends and related loss data, including ULAE

Analysis of Losses and LAE Reserve Development – 10-Year Review – The Analysis of Losses and LAE Reserve Development table which follows shows the development of our loss and LAE reserves from 1997 through 2007.

In the table:

•	Section A shows the unpaid loss and LAE reserves we recorded at December 31, 1997-2007. It breaks out these reserves as:

¡	Gross of Reinsurance – Our total amount of loss and LAE reserves

¡	Reinsurance – The amount we expect to be reimbursed by our reinsurers

¡	Net of Reinsurance – The amount of our loss and LAE reserves after reinsurance

•	Section B shows the cumulative amount we have actually paid through the years. For example:

¡	As shown in Section A, our loss and LAE reserves net of reinsurance at year-end 1997 were $4,081.9

¡	After 10 years, we’ve actually paid $3,629.5

•	Section C shows our revised loss and LAE reserve estimates through the years. For example:

¡	As shown in Section A, our reserves net of reinsurance at year-end 1997 were $4,081.9

¡	Section C shows the annual reestimation of those reserves, and after 10 years our revised reserves were $4,506.5

•

Section D shows the cumulative redundancy or deficiency developed through the years. A redundancy occurs when our reserves exceed our actual loss experience, and a deficiency occurs when our reserves are less than our actual experience. For example:

¡	As shown in Section A, our loss and LAE reserves net of reinsurance at year-end 1997 were $4,081.9

¡

After one year those reserves developed a $100.0 redundancy, and after 10 years these reserves developed a $424.6 deficiency. This is the difference between the reserves shown in Section A net of reinsurance, and the reestimated amounts in Section C.

Our Analysis of Losses and LAE Reserve Development table shows these trends:

•	Unfavorable development in reserve estimates from 1997 through 2003

•	Favorable development in reserve estimates from 2004 through 2007

The unfavorable trend from 1997 through 2003 was primarily due to:

•	Significant increases in workers’ compensation medical costs

•	Legislative and regulatory developments

•	Higher-than-expected number of construction defects, religious institution allegations, asbestos and environmental losses

The favorable development from 2004 through 2005 was primarily due to:

•	Lower-than-expected severity in our Auto and Property segments

•	Lower-than-expected number of claims in commercial auto and liability

•	Lower-than-expected number of claims in construction defects

The favorable development from 2006 through 2007 was primarily due to:

•	Lower-than-expected severity in our SPI Auto and Property segments

•	Significant decreases in workers’ compensation payments due to regulatory reforms

•	Lower-than-expected number of claims in our Surety segment

•	Lower-than-expected number of claims in construction defects

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

ANALYSIS OF LOSSES AND LAE RESERVE DEVELOPMENT

DECEMBER 31,	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007
A. RESERVE FOR UNPAID LOSSES AND LAE
Gross	$4,310.5	$4,219.9	$4,378.6	$4,612.7	$5,053.7	$4,998.5	$5,044.6	$5,209.3	$5,358.2	$5,171.4	$5,185.0
Ceded	228.6	253.6	309.5	343.6	415.9	399.1	329.3	323.6	420.1	415.0	413.1

Net	$4,081.9	$3,966.3	$4,069.1	$4,269.1	$4,637.8	$4,599.4	$4,715.3	$4,885.7	$4,938.1	$4,756.4	$4,771.9

B. CUMULATIVE NET AMOUNT PAID AS OF
End of Year
One Year Later	$1,345.5	$1,389.2	$1,510.7	$1,618.7	$1,659.6	$1,578.8	$1,440.3	$1,619.5	$1,574.9	$1,594.9
Two Years Later	2,049.3	2,165.5	2,336.2	2,525.3	2,572.5	2,394.0	2,268.6	2,437.1	2,422.8
Three Years Later	2,516.3	2,638.0	2,882.5	3,104.0	3,112.2	2,937.4	2,742.1	2,953.1
Four Years Later	2,821.0	2,969.4	3,242.5	3,451.7	3,485.9	3,245.9	3,076.3
Five Years Later	3,046.6	3,198.7	3,468.4	3,708.6	3,715.3	3,476.9
Six Years Later	3,221.3	3,354.3	3,645.8	3,881.1	3,896.2
Seven Years Later	3,341.6	3,482.3	3,787.4	4,029.9
Eight Years Later	3,444.4	3,593.3	3,910.4
Nine Years Later	3,539.1	3,697.2
Ten Years Later	3,629.5

C. NET RESERVE RE-ESTIMATED AS OF
One Year Later	$3,981.9	$4,045.1	$4,217.4	$4,614.2	$4,763.6	$4,849.4	$4,676.2	$4,839.8	$4,791.9	$4,632.8
Two Years Later	3,989.0	4,070.3	4,447.8	4,709.7	5,016.7	4,842.0	4,678.0	4,812.3	4,653.1
Three Years Later	3,986.0	4,209.9	4,506.0	4,972.6	5,049.0	4,911.1	4,689.5	4,774.0
Four Years Later	4,097.1	4,252.4	4,721.0	4,989.8	5,186.8	4,948.6	4,677.1
Five Years Later	4,147.2	4,410.1	4,745.3	5,116.9	5,241.5	4,937.8
Six Years Later	4,293.5	4,441.5	4,864.4	5,183.2	5,238.0
Seven Years Later	4,303.5	4,552.6	4,939.2	5,192.3
Eight Years Later	4,417.2	4,617.7	4,958.7
Nine Years Later	4,476.5	4,646.5
Ten Years Later	4,506.5

D. CUMULATIVE NET REDUNDANCY (DEFICIENCY) AS OF
One Year Later	$100.0	$(78.8)	$(148.3)	$(345.1)	$(125.8)	$(250.0)	$39.1	$45.9	$146.2	$123.6
Two Years Later	92.9	(104.0)	(378.7)	(440.6)	(378.9)	(242.6)	37.4	73.4	285.0
Three Years Later	95.9	(243.6)	(436.9)	(703.5)	(411.2)	(311.7)	25.8	111.7
Four Years Later	(15.2)	(286.1)	(651.9)	(720.7)	(549.0)	(349.2)	38.2
Five Years Later	(65.3)	(443.8)	(676.2)	(847.8)	(603.7)	(338.4)
Six Years Later	(211.6)	(475.2)	(795.3)	(914.1)	(600.2)
Seven Years Later	(221.6)	(586.3)	(870.1)	(923.2)
Eight Years Later	(335.3)	(651.4)	(889.6)
Nine Years Later	(394.6)	(680.2)
Ten Years Later	(424.6)

REINSURANCE RECOVERABLES

In this section, we discuss how we estimate reinsurance recoverables.

The reinsurance we buy limits our losses on certain individual risks and reduces our exposure to catastrophic events. We purchase reinsurance from several reinsurers and are not dependent upon any single reinsurer. Reinsurance recoverables are the amounts our reinsurers owe us related to the losses we have incurred. We reported $461.9 at December 31, 2007 and $429.9 at December 31, 2006 in reinsurance recoverables as assets on our Consolidated Balance Sheets. The increase in our reinsurance recoverables in 2007 is a result of an increase in recoverables on losses from historical casualty business in run-off partially offset by an increase in the related allowance for uncollectible reinsurance.

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

Our estimated allowance for uncollectible reinsurance was $35.9 at December 31, 2007 and $12.9 at December 31, 2006. The increase in our allowance was primarily due to an increase in the provision for losses of $22.2 from historical casualty business in run-off.

VALUATION OF INVESTMENTS

Our investments include fixed maturities and marketable equity securities, which we report at fair value as Available-for-Sale Securities on our Consolidated Balance Sheets. Our investments also include other invested assets, which we report at cost, which approximates fair value.

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

Based on our analysis, we make a judgment as to whether the decline is other-than-temporary. Sometimes, an investment decline we consider temporary in one quarter can become other-than-temporary in a future quarter. If the decline is other-than-temporary, we report an impairment charge within Net Realized Investment Gains in our Consolidated Statements of Income in the period we make that determination. We reported impairment charges of $56.0 in 2007 compared with $79.2 in 2006 and $15.5 in 2005.

Determining the Fair Value of Our Investments – For the majority of our investments, we use quoted market prices or available public market price information to determine the fair value. When such information is not available, as is the case for securities that are not publicly traded, we use other valuation techniques. These techniques include:

•	Using independent pricing sources, including brokers

•	Evaluating discounted cash flows

•	Identifying comparable securities with quoted market prices based on industry sector, credit quality and maturity

•	Using internally prepared valuations based on certain modeling and pricing methods

OUR INVESTMENT RESULTS

Our investment portfolios are primarily divided between Corporate and P&C. They are managed by BlackRock Financial Management, Inc. The primary investment objective for the Corporate portfolio is to maximize economic value while generating after-tax income to meet policyholder and corporate obligations. The Corporate investment strategy is developed based on a variety of factors including business needs, regulatory requirements and tax considerations. The primary investment objective for the Property & Casualty portfolio is to ensure the full and timely payment of all liabilities.

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

INVESTMENT PORTFOLIO

These tables summarize our investment portfolio at December 31, 2007 and 2006:

DECEMBER 31, 2007	COST OR AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	NET UNREALIZED GAINS	CARRYING VALUE
P&C
Fixed Maturities – Taxable	$2,766.6	$80.6	$(14.0)	$66.6	$2,833.2
Fixed Maturities – Non-taxable	4,685.2	132.6	(52.1)	80.5	4,765.7
Marketable Equity Securities	950.7	410.3	(13.4)	396.9	1,347.6
Other Invested Assets	47.0	—	—	—	47.0

Total P&C	8,449.5	623.5	(79.5)	544.0	8,993.5
Corporate
Fixed Maturities – Taxable	163.4	1.9	(0.3)	1.6	165.0
Marketable Equity Securities	42.5	13.2	(0.7)	12.5	55.0
Other Invested Assets	1.6	—	—	—	1.6

Total Corporate	207.5	15.1	(1.0)	14.1	221.6

Total Investment Portfolio	$8,657.0	$638.6	$(80.5)	$558.1	$9,215.1

DECEMBER 31, 2006	COST OR AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	NET UNREALIZED GAINS	CARRYING VALUE
P&C
Fixed Maturities – Taxable	$4,464.6	$72.0	$(35.2)	$36.8	$4,501.4
Fixed Maturities – Non-taxable	4,153.5	182.8	(2.8)	180.0	4,333.5
Marketable Equity Securities	921.0	493.0	(3.0)	490.0	1,411.0
Other Invested Assets	13.1	—	—	—	13.1

Total P&C	9,552.2	747.8	(41.0)	706.8	10,259.0
Corporate
Fixed Maturities – Taxable	283.5	1.9	(1.3)	0.6	284.1
Marketable Equity Securities	97.4	21.3	—	21.3	118.7
Other Invested Assets	1.2	—	—	—	1.2

Total Corporate	382.1	23.2	(1.3)	21.9	404.0

Total Investment Portfolio	$9,934.3	$771.0	$(42.3)	$728.7	$10,663.0

As of December 31, 2007, our fixed maturities, carried at $7,763.9, included:

•	Gross unrealized gains of $215.1

•	Gross unrealized losses of $66.4

As of December 31, 2007, our marketable equity securities, carried at $1,402.6, included:

•	Gross unrealized gains of $423.5

•	Gross unrealized losses of $14.1

As of December 31, 2006, our fixed maturities, carried at $9,119.0, included:

•	Gross unrealized gains of $256.7

•	Gross unrealized losses of $39.3

As of December 31, 2006, our marketable equity securities, carried at $1,529.7, included:

•	Gross unrealized gains of $514.3

•	Gross unrealized losses of $3.0

At December 31, 2007, there were no investments in any one industry that accounted for more than 10% of our total gross unrealized losses. At December 31, 2006, investments in secured finance mortgage-backed securities accounted for 17.6% of our total gross unrealized losses.

We reviewed all our investments with unrealized losses at the end of 2007. For all investments other than those for which we recognized an impairment charge, our evaluation determined that all their declines in fair value were temporary, and we have the intent and ability to hold these securities until they recover in value.

This table shows by maturity, the total amount of gross unrealized losses on fixed maturities and marketable equity securities at December 31, 2007:

DECEMBER 31, 2007	COST OR AMORTIZED COST	FAIR VALUE	COST IN EXCESS OF FAIR VALUE
Fixed Maturities:
One Year or Less	$41.2	$41.1	$(0.1)
Over One Year through Five Years	215.2	213.2	(2.0)
Over Five Years through Ten Years	266.4	260.8	(5.6)
Over Ten Years	1,841.8	1,789.9	(51.9)
Mortgage-Backed Securities	448.8	442.0	(6.8)

Total Fixed Maturities	2,813.4	2,747.0	(66.4)
Total Marketable Equity Securities	208.2	194.1	(14.1)

Total	$3,021.6	$2,941.1	$(80.5)

Unrealized losses on our fixed maturities that have been in a loss position for more than a year at December 31, 2007 were $6.1, compared with $32.3 at December 31, 2006, reflecting higher interest rates. There were no unrealized losses on our marketable equity securities that were in a loss position for more than a year at December 31, 2007 or 2006. Total unrealized losses were less than 1% of our total portfolio value at both December 31, 2007 and December 31, 2006.

We continue to monitor these securities as part of our overall portfolio evaluation. If we determine an unrealized loss to be other-than-temporary, we report an impairment loss in the period that we make the determination.

DIVERSIFICATION

Our investment portfolio is diversified by issuer and industry type with no single issuer, except the U.S. Government fixed maturities, exceeding 1% of the fair value of our consolidated investment portfolio. We do not rely on the presence of bond insurance in the selection of securities for our portfolio. We evaluate the underlying creditworthiness of the entity in our selection process.

These tables show our investment types and industries of our fixed maturities and marketable equity securities that exceed 3% of our portfolio at year-end 2007 or 2006:

DECEMBER 31, 2007	CARRYING VALUE	% OF TOTAL
States and Political Subdivisions	$4,825.9	52.4%
Banks	322.1	3.5
U.S. Government and Agencies	384.2	4.2
Mortgage-Backed Securities	1,012.0	11.0
Other	2,622.3	28.4

Total Fixed Maturities and Marketable Equity Securities	9,166.5	99.5
Other Invested Assets	48.6	0.5

Total Investment Portfolio	$9,215.1	100.0%

DECEMBER 31, 2006	CARRYING VALUE	% OF TOTAL
States and Political Subdivisions	$4,511.7	42.3%
Banks	954.1	8.9
U.S. Government and Agencies	787.9	7.4
Mortgage-Backed Securities	1,169.6	11.0
Other	3,225.4	30.3

Total Fixed Maturities and Marketable Equity Securities	10,648.7	99.9
Other Invested Assets	14.3	0.1

Total Investment Portfolio	$10,663.0	100.0%

INVESTMENT PORTFOLIO QUALITY

The quality ratings of our fixed maturities portfolio were:

RATING	PERCENT AT DECEMBER 31, 2007	PERCENT AT DECEMBER 31, 2006
AAA	59%	54%
AA	16	15
A	12	19
BBB	8	10

Subtotal	95	98
BB or lower	3	1
Not Rated	2	1

Total	100%	100%

Below Investment Grade and Other Securities – A security is considered below investment grade if it has a rating below BBB. Our consolidated investment portfolio included below investment grade fixed maturities with a fair value of:

•	$228.2 at year-end 2007

•	$83.0 at year-end 2006

The increase in fair value of these investments reflects a higher mix of high-yield securities, consistent with our overall investment strategy in our portfolio in 2007 when compared with 2006.

As of December 31, 2007, these securities represented 2.9% of our total fixed maturities at fair value. As of December 31, 2006, these securities represented 0.9% of our total fixed maturities at fair value. The related amortized cost of the below investment grade fixed maturities was $229.1 at year-end 2007 and $79.1 at year-end 2006.

As of December 31, 2007, our below investment grade securities included gross unrealized investment gains of $2.9 and gross unrealized losses of $3.8. As of December 31, 2006, our below investment grade securities included gross unrealized investment gains of $4.1 and gross unrealized losses of $0.2.

Our investment portfolio also included $149.8 of non-publicly traded fixed maturities and marketable equity securities – representing 1.6% of our total portfolio at year-end 2007, and $127.5 of not-rated fixed maturities – securities not rated by a national rating service – representing 1.4% of our total portfolio at year-end 2007. At year-end 2006, our portfolio included $144.2 of non-publicly traded fixed maturities and marketable equity securities – representing 1.4% of our total portfolio and $87.4 of not-rated fixed maturities– representing 0.8% of our total portfolio.

MORTGAGE-BACKED SECURITIES

Our mortgage-backed securities consist mainly of commercial mortgage-backed securities (CMBSs), residential collateralized mortgage obligations (CMOs) and residential mortgage-bonded pass-throughs. We have no collateralized debt obligations (CDOs), home equity lines of credit (HELOCs) or similar securities in our portfolio.

This table summarizes our holdings of mortgage-backed securities at year-end 2007:

DECEMBER 31, 2007	AMORTIZED COST	CARRYING VALUE	% OF TOTAL
RESIDENTIAL
CMOs	$430.3	$434.1	42.9%
Subordinates	11.7	11.6	1.2
Mortgaged-Backed Pass-Throughs	57.0	58.1	5.7

Total Residential	499.0	503.8	49.8

COMMERCIAL REAL ESTATE
CMBS Seniors	287.2	292.6	28.9
CMBS Subordinates	45.4	46.3	4.6

Total Securitized Commercial Real Estate	332.6	338.9	33.5

ASSET-BACKED SECURITIES
ABS Seniors	95.5	95.0	9.4
ABS Subordinates	75.0	74.3	7.3

Total Asset-Backed Securities	170.5	169.3	16.7

Total Mortgage-Backed Securities	$1,002.1	$1,012.0	100.0%

Here are the quality ratings of our mortgage-backed securities portfolio at year-end 2007:

RATING	PERCENT AT DECEMBER 31, 2007
Government/Agency Backed	27%
AAA	58
AA	4
A	6
BBB	4
BB or lower	—
Not Rated	1

Total	100%

OUR INVESTMENT RETURNS

We measure our investment returns by net investment income and net realized investment gains and losses. Our net investment income is measured by after-tax yields and portfolio duration. These measurements may be impacted by impairments we report due to investment declines we determine to be other-than-temporary.

NET INVESTMENT INCOME

This table summarizes our pretax net investment income by portfolio:

YEAR ENDED DECEMBER 31,	2007	2006	2005
P&C	$462.2	$476.6	$460.6
Corporate	24.5	32.5	24.5

Total Net Investment Income	$486.7	$509.1	$485.1

Our investment income yields were:

YEAR ENDED DECEMBER 31,	2007	2006	2005
Pretax	5.0%	4.9%	4.9%
After-Tax	4.0%	3.7%	3.6%

The decrease in net investment income in 2007 compared with 2006 was a result of the shift in our portfolio strategy throughout 2006 to tax-exempt municipal bonds, and an overall lower invested asset base due primarily to the sale of securities to fund our debt maturity and redemption and the special dividend paid by our insurance subsidiaries to Safeco Corporation that have not been invested. The increase in net investment income in 2006 compared with 2005 was due to higher interest rates on new purchases of fixed income investments.

Our after-tax yields increased in 2007 and 2006 due to our increased investment in tax-exempt municipal bonds.

Our portfolio duration is an important part of our investment returns. Duration is a measure of the sensitivity of the price (the value of principal) of a fixed-income investment to a change in interest rates. Duration is expressed as a number of years. The bigger the duration number, the greater the interest-rate risk or reward for bond prices. Our effective duration was 4.82 at December 31, 2007, compared with 4.66 at December 31, 2006 and 4.75 at December 31, 2005.

NET REALIZED INVESTMENT GAINS AND LOSSES

Pretax net realized investment gains (losses) by portfolio were:

YEAR ENDED DECEMBER 31,	2007	2006	2005
P&C	$63.4	$(22.0)	$63.6
Corporate	24.8	(3.4)	(3.2)
Net Realized Investment Gains on Contributions to the Foundation	57.9	29.2	—

Total Pretax Net Realized Investment Gains	$146.1	$3.8	$60.4

Pretax net realized investment gains and losses by component for the last three years were:

YEAR ENDED DECEMBER 31,	2007	2006	2005
Gross Gains on Fixed Maturities Transactions	$19.7	$26.7	$15.3
Gross Losses on Fixed Maturities Transactions	(20.2)	(13.1)	(14.0)
Gross Gains on Marketable Equity Securities Transactions	199.6	73.8	83.5
Gross Losses on Marketable Equity Securities Transactions	(13.4)	(9.2)	(7.3)

Total Net Gains on Securities Transactions	185.7	78.2	77.5

Impairments on Fixed Maturities	(23.7)	(64.5)	(12.7)
Impairments on Marketable Equity Securities	(32.3)	(14.7)	(2.8)

Total Impairments	(56.0)	(79.2)	(15.5)

Other, Net	16.4	4.8	(1.6)

Total Pretax Net Realized Investment Gains	$146.1	$3.8	$60.4

Our net realized investment gains in 2007 were due primarily to the gain of $57.9 from the contribution of highly appreciated marketable equity securities to the Foundation, and the sale of securities to fund the special dividend paid by our insurance subsidiaries to Safeco Corporation and to increase our cash position for future share repurchases. Net realized investment gains decreased in 2006 compared with 2005 primarily due to higher impairments in 2006.

NET GAINS ON SECURITIES TRANSACTIONS

Net gains on fixed maturities transactions decreased $14.1 in 2007 compared with 2006, and increased $12.3 in 2006 compared with 2005.

Net gains on marketable equity securities transactions increased $121.6 in 2007 compared with 2006, and decreased $11.6 in 2006 compared with 2005.

In 2007, the fair value of fixed maturities that we sold at a loss was $1,011.7. Our total net realized investment loss on these sales was $19.3. In 2006, the fair value of fixed maturities that we sold at a loss was $815.8. Our total net realized investment loss on these sales was $11.5. In 2007, the fair value of marketable equity securities that we sold at a loss was $92.2. Our total net realized investment loss on these sales was $13.4. In 2006, the fair value of marketable equity securities that we sold at a loss was $100.2. Our total net realized investment loss on these sales was $9.2. The securities sold at a loss during 2007 primarily related to non-performing securities sold to purchase tax-exempt bonds and securities with credit-related losses in connection with market volatility that emerged during 2007. Our net realized investment losses on transactions in 2006 were primarily related to additional impairments of securities initially impaired in prior periods, securities that became impaired during the year ended December 31, 2006, and sales of securities that had substantially recovered in value. The securities sold at a loss during 2006 and 2005 were due to sales of fixed maturities to fund our accelerated share repurchase program and the sale of lower-yielding taxable bonds to purchase tax-exempt securities to grow our municipal bond portfolio.

IMPAIRMENTS

We closely monitor every investment that has declined in fair value to below our cost or amortized cost. If we determine that the decline is other-than-temporary, we write down the security to its fair value and report the charge as an impairment in Net Realized Investment Gains in the Consolidated Statements of Income in the period that we make this determination. More information about our process of estimating investment impairments can be found in the discussion of Application of Critical Accounting Estimates in Item 7: MD&A.

In our impairment determination process, we consider our intent and ability to hold to recovery those investments with declines in value. Our intent to hold the investment could change due to changes in the financial condition and near-term prospects of the issuer or significant changes in our cash needs as a result of a major catastrophe.

Pretax investment impairments by portfolio were:

YEAR ENDED DECEMBER 31,	2007	2006	2005
P&C
Fixed Maturities	$22.3	$56.9	$11.7
Marketable Equity Securities	30.8	14.7	2.8
Corporate
Fixed Maturities	1.4	7.6	1.0
Marketable Equity Securities	1.5	—	—

Total Pretax Investment Impairments	$56.0	$79.2	$15.5

Impairments in 2007 were primarily due to credit-related events caused by recent market volatility. Impairments in 2006 were primarily due to changes in management which resulted in a shift in our portfolio strategy to tax-exempt municipal bonds and a change to our real estate strategy. These changes resulted in a review of our investment portfolio and as a result, we changed our intent to hold certain securities long enough for them to recover to full value.

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

P&C insurance liabilities are somewhat unpredictable and largely short in duration. Our payments to policyholders depend upon losses they suffer from accidents or other unpredictable events that are covered by insurance. Although we estimate how much cash we will need and when we will need it based on prior experience and the mix of business we write, we cannot predict all future events, particularly catastrophes. As a result, we invest most of our money in high-quality liquid securities – investments that can quickly be turned into cash – to support our projected or potential need for liquidity.

We believe that cash flows from our operations, investment portfolio and bank credit facility are sufficient to meet our future liquidity needs. We use Insurance Bureau Scores (IBS), which are based on information from consumer credit reports, along with application information to evaluate new and renewal auto and homeowners insurance policies. Our auto policyholders are at or above 83% of the the IBS average and our homeowners policyholders are at or above 99% of the the IBS average. In addition, 74% of our small commercial business customers are in the top 30% of commercial credit scores. The strong credit scores of our customers along with the short-tail nature of our businesses, position us to be particularly well-suited to weather a potential recession or the current trend of rising inflation. For more information about our financial strength, see the Financial Strength Ratings section of Item 7: MD&A.

SOURCES OF OUR FUNDS

We receive cash from insurance premiums, dividends from our subsidiaries, interest income, sales or maturity of investments and debt and equity offerings.

The amount of dividends that our subsidiaries can pay us is subject to regulatory limits imposed by certain states where our subsidiaries are domiciled. Dividends in excess of those limits require prior regulatory approval. Based on state limits in place at the end of 2007, our insurance subsidiaries can pay us up to $584.4 in aggregate dividends without obtaining prior regulatory approval. We do not expect these regulatory restrictions to have any impact on our ability to meet our obligations.

We have not engaged in the sale of investments or other assets by securitization.

Our cash flow for the past three years was:

YEAR ENDED DECEMBER 31,	2007	2006	2005
Cash and Cash Equivalents – Beginning of Year	$287.6	$556.3	$251.9
Net Cash Provided by (Used in):
Operating Activities	763.0	728.5	1,021.1
Investing Activities	1,596.9	56.2	(387.6)
Financing Activities	(2,115.5)	(1,053.4)	(329.1)

Cash and Cash Equivalents – End of Year	$532.0	$287.6	$556.3

Cash provided by operating activities increased in 2007 compared with 2006 primarily due to lower income tax payments and administrative expenses, offset in part by higher loss expenses paid and lower dividends and interest received. Cash provided by operating activities decreased in 2006 compared with 2005 primarily as a result of the cash lower insurance premiums received, higher income taxes, underwriting and operating expenses, partially offset by lower loss expenses and higher dividends and interest income received.

The increase in cash provided by investing activities in 2007 compared with 2006 was a result of increased sales of fixed maturities and marketable equity securities. The increase in cash provided by investing activities in 2006 compared with 2005 was a result of increased sales of fixed maturities, marketable equity securities, and activities related to our securities lending program, as well as our real estate sales.

The changes in cash from financing activities were the result of share and debt repurchases described below.

HOW WE USE OUR FUNDS

We use funds to support our operations, make interest and principal payments on debt, pay dividends to our shareholders, grow our investment portfolio, and repurchase shares of common stock. We use cash from insurance operations primarily to pay claims, underwriting expenses and claim adjustment expenses. We require insurance premiums to be paid in advance. As a result, cash flows into our business before or at the time premium revenues are recognized. Cash flows out of our business in subsequent months or years as claims are paid and expenses incurred.

In 2007, we used $1.56 billion to repurchase stock and debt, compared with $1.23 billion in 2006.

OUR CAPITAL STRUCTURE

Capital resources protect our policyholders, provide us with financial strength and facilitate continued business growth. Our capital structure consists of debt and equity and was as follows:

DECEMBER 31,	2007	2006
Total Debt	$704.0	$1,250.0

Equity Excluding Accumulated Other Comprehensive Income (AOCI)	3,025.3	3,443.7
AOCI	367.3	484.2

Total Shareholders’ Equity	3,392.6	3,927.9

Total Capitalization	$4,096.6	$5,177.9

Ratio of Debt to Equity	20.8%	31.8%
Ratio of Debt to Capitalization	17.2%	24.1%

Repurchases of Debt – In July 2007, we called and redeemed the remaining balance of $322.3 of our 8.072% Debentures for $335.3. The Debentures were redeemed at a price of 104% of principal. We reported a pretax loss on our debt repurchase of $16.6 ($10.8 after tax), including the write-off of deferred debt costs in the Consolidated Statements of Income. We also retired our $26.3 Capital Trust equity investment. In addition, we repaid $197.3 of our 6.875% senior notes, which matured on July 15, 2007.

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

On February 1, 2008, our 4.2% Notes matured and we paid the $200.0 balance in full.

Share Repurchases – We repurchase shares under Rule 10b5-1 trading plans, open market purchases and accelerated share repurchase programs. A Rule 10b5-1 trading plan allows us to repurchase our shares during periods when we would normally not be active in the market because of our own internal trading windows. Through accelerated share repurchase programs, we return excess capital to shareholders and immediately reduce the number of our common shares outstanding. The dealer obtains the shares that we repurchase by borrowing them on the open market and then purchases shares in the market over time to repay the borrowed shares.

We summarize our share repurchase activity for 2005, 2006 and 2007 below:

Program	Number of Shares Purchased (issued)	Average Price Paid Per Share (*)	Total Cost
2005 Repurchases
2005 Accelerated Share Repurchases	2,752,300	$54.50	$145.9
10b5-1Plans	1,756,278	53.06	93.3
Other	10,662	55.17	0.6
2004 Accelerated Share Repurchase Settlement	—	—	16.1

Total 2005 Repurchases	4,519,240	56.62	255.9

2006 Repurchases
2006 Accelerated Share Repurchases	10,212,766	$58.75	$603.1
Open Market Purchases, 2006	477,800	53.69	25.7
10b5-1 Plans	9,966,970	53.80	536.4

Total 2006 Repurchases	20,657,536	$56.24	$1,165.2

2007 Repurchases
10b5-1 Plans	13,551,929	$59.30	$803.9
Open Market Purchases	3,409,800	57.50	196.1

Repurchases under 10b5-1 Plans and Open Market Purchases	16,961,729	58.94	1,000.0
2006 Accelerated Share Repurchase Settlement	(866,685)	—	—

Total 2007 Repurchases	16,095,044	$58.94	$1,000.0

*	Transaction costs and price adjustments are excluded from the average price per share amount.

Our Bank Credit Facility – We maintain a $300.0 revolving credit facility, which may be used for working capital and general corporate purposes. The terms of the bank credit facility – which runs through March 2010 – require us to:

•	Pay a fee to have these funds available

•	Maintain a minimum level of $2,700.0 shareholders’ equity plus 50% of accumulated net income

•	Keep our debt-to-capitalization ratio below a maximum of 37.5%

The bank credit facility does not require us to maintain any deposits as compensating balances. As of December 31, 2007 we had no borrowings under the bank credit facility and we were in compliance with all its covenants.

OUR CONTRACTUAL OBLIGATIONS

Our contractual obligations as of December 31, 2007 were:

	Payment By
	TOTAL	LESS THAN 1 YEAR	1-3 YEARS	3-5 YEARS	MORE THAN 5 YEARS
Long-Term Debt, Including Interest	$818.8	$233.6	$351.5	$233.7	$—
Real Estate Operating Leases	256.3	44.4	70.7	49.8	91.4
Pension and Other Retirement Obligations	220.3	22.9	170.2	8.5	18.7
Other Commitments	140.8	45.7	43.2	17.5	34.4
Investments in Limited Partnerships (1)	71.4	37.7	19.3	14.4	—
Purchase Obligations	3.8	1.8	2.0	—	—

Subtotal	1,511.4	386.1	656.9	323.9	144.5
Loss and LAE Reserves (2)	5,185.0	1,331.4	1,420.8	912.5	1,520.3

Total	$6,696.4	$1,717.5	$2,077.7	$1,236.4	$1,664.8

(1)	We have commitments to invest a certain amount of capital in various limited partnerships and investment funds. Our total remaining commitments to these limited partnerships and investment funds was approximately $71.4 as of December 31, 2007. The actual timing and amount of payments could differ from our current estimates.

(2)	Loss and LAE reserves represent our best estimate of losses from claims and related settlement costs. Because of the nature of insurance policies, there is typically no minimum contractual commitment associated with covered claims. Both the amounts and timing of such payments are estimates, and the inherent variability of resolving claims as well as changes in market conditions make the timing of cash outflows uncertain. Therefore, the ultimate amount and timing of Loss and LAE payments could differ significantly from our estimates.

OFF-BALANCE SHEET ARRANGEMENTS

We have no material off-balance sheet arrangements.

FINANCIAL STRENGTH RATINGS

Financial strength ratings provide a benchmark for comparing insurers. Higher ratings generally indicate greater financial strength and a stronger ability to pay claims.

Here are our current ratings:

	A.M. BEST	FITCH	MOODY’S	STANDARD & POORS
Safeco Corporation
Senior Debt	bbb+	A	Baa1	BBB+
Financial Strength
P&C Subsidiaries	A	AA	A1	A+

We believe our financial position is sound. Our debt service coverage has improved over the last two years, and we expect at least to maintain ratings at the current levels.

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

Impact of Financial Strength Ratings – Lower financial strength ratings could materially and adversely affect our company and its performance and could:

•	Cause customers to terminate their policies

•	Decrease new sales, particularly in Surety

•	Increase our borrowing costs

•	Limit our access to capital

•	Restrict our ability to compete

INCOME TAXES

At December 31, 2007, we had $524.6 and at December 31, 2006, we had $568.1 of gross deferred income tax assets. Gross deferred income tax assets are composed of temporary differences created as a result of amounts deductible for taxes in future periods. Although realization of deferred income tax assets is not assured, we believe they will be realized through future earnings, including but not limited to the generation of future operating income, reversal of existing temporary differences and available tax planning strategies. Accordingly, we have not recorded a valuation allowance for these assets. More information on income taxes can be found in Note 7 to our Consolidated Financial Statements.

We adopted the provisions of FASB Interpretation No. (FIN) 48 “Accounting for Uncertainty in Income Taxes,” on January 1, 2007. As a result of the implementation of FIN 48, we recognized a $0.7 increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to Retained Earnings in our Consolidated Balance Sheets at January 1, 2007.

At the end of 2007, we had a $3.8 of gross unrecognized tax benefits, of which $3.4 would affect our effective tax rate if recognized. The difference between the gross unrecognized tax benefits and the amount that would affect our effective tax rate is attributable to the federal tax benefit of state income tax.

CHANGE IN UNCERTAIN INCOME TAX POSITIONS
Balance at January 1, 2007	$5.0
Reductions for tax positions of prior years	(0.7)
Lapse of the applicable statute of limitations	(0.5)

Balance at December 31, 2007	$3.8

It is expected that the amount of unrecognized tax benefits will change in the next 12 months. However, we do not expect the change to have a significant impact on our results of operations or financial position. We recognize interest accrued related to unrecognized tax benefits in the Provision for Income Taxes and penalties in Other Underwriting and Operating Expenses in our Consolidated Statements of Income. We had $7.3 accrued for interest and no liability for penalties as of December 31, 2007.

We are currently under a routine audit by the Internal Revenue Service (IRS) for calendar years 2004 and 2005. Calendar years 2006 and 2007 remain subject to IRS examination and the IRS examinations for calendar years 2003 and prior have been completed.

PENSION PLANS

Our pension obligations (assets) resulting from the defined benefit (pension) plan we sponsor covering substantially all employees are recorded on our Consolidated Balance Sheets. More information can be found in Note 9 to our Consolidated Financial Statements.

Amounts recorded for our pension obligation and pension cost are affected by assumptions used to calculate them, including the discount rate and expected long-term rate of return on plan assets. To calculate our benefit obligation, as of December 31, 2007, we used a discount rate assumption of 4.75% based on consideration of the general interest rate environment, the calculation of an equivalent discount rate based on a hypothetical portfolio of high-quality fixed maturities with future cash flows that are similar to the timing and amount of our estimated future pension benefit payments and other relevant factors.

To calculate pension cost for the year ended December 31, 2007, we used a discount rate assumption of 5.50%, an expected long-term rate of return on plan assets assumption of 7.00% and a compensation increase of 5.00% compounded annually. We determined the expected long-term rate of return on plan assets assumption by considering the mix of investments within the plan, the expected future investment performance of those asset sectors, actual investment experience during the lifetime of our plan and other relevant factors. A decrease of 100 basis points in the discount rate would result in an increase of $2.5 in pension cost in 2007. A decrease of 100 basis points in the expected long-term rate of return on plan assets assumption would result in an increase of $1.9 in pension cost in 2007.

NEW ACCOUNTING STANDARDS

A discussion of new accounting standards can be found in Note 1 to our Consolidated Financial Statements.

Item 7A:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK DISCLOSURES FOR FINANCIAL INSTRUMENTS

This table shows the fair values of certain of our financial instruments on our Consolidated Balance Sheets at December 31, 2007 and 2006. To analyze the sensitivity of our financial instruments to changes in interest rates and equity prices, we show in the second column in the table for each year the effect a 100 basis-point increase in market interest rates would have on the fair values. In the third column for each year we show the effect a 10% decline in equity prices would have on fair values:

DECEMBER 31	2007			2006
		INCREASE (DECREASE) IN ASSET OR LIABILITY			INCREASE (DECREASE) IN ASSET OR LIABILITY
	FAIR VALUE	CHANGE IN INTEREST RATES	CHANGE IN EQUITY PRICES	FAIR VALUE	CHANGE IN INTEREST RATES	CHANGE IN EQUITY PRICES
FINANCIAL ASSETS
Fixed Maturities	$7,763.9	$(374.2)	$—	$9,119.0	$(419.5)	$—
Marketable Equity Securities	1,402.6	—	(140.3)	1,529.7	—	(153.0)
Other Invested Assets	48.6	(0.6)	—	14.3	—	—
Cash and Cash Equivalents	532.0	—	—	287.6	—	—
Interest Rate Swaps	9.4	(9.3)	—	0.6	(9.8)	—
FINANCIAL LIABILITIES
6.875% Notes Due 2007	$—	$—	$—	$199.0	$(1.0)	$—
4.200% Notes Due 2008	199.9	(0.1)	—	197.3	(2.0)	—
4.875% Notes Due 2010	300.1	(5.7)	—	296.7	(8.4)	—
7.250% Notes Due 2012	208.4	(8.0)	—	220.6	(10.3)	—
8.072% Debentures Due 2037	—	—	—	364.9	(42.5)	—
Interest Rate Swaps	—	—	—	1.3	0.9	—

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

We calculate the estimated fair values at the adjusted market rates by using discounted cash flow analysis and duration modeling, where appropriate. The adjusted market rates assume a 100 basis-point, simultaneous, parallel increase in market interest rates. Assuming 89.7 million shares outstanding, if there were a 100 basis-point increase in interest rates, our book value per share of $37.81 would decline by $4.42 per share, or 11.7%.

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

The Consolidated Financial Statements and schedules listed in the Index to Financial Statements, Schedules and Exhibits in Part IV are filed as part of this report.

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

The information required to be furnished under this heading is set forth under the captions “Management’s Report on Internal Control over Financial Reporting” and “Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting” in Part IV of this report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

As required by Rule 13a-15(d) of the Exchange Act, under supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated our internal control over financial reporting and determined that there were no changes occurred during the fourth fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there has been no such change during the fourth quarter.

Item 9B:	OTHER INFORMATION

On February 26, 2008 we named Kris Hill, Vice President and Controller, as our Principal Accounting Officer. Ross Kari, who had been Principal Accounting Officer, will continue to serve as Executive Vice President and Chief Financial Officer, and as our Principal Financial Officer.

Part III

Item 10:	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

This information will be contained in the definitive proxy statement to be filed within 120 days after December 31, 2007 and is incorporated herein by reference, except for the portion about executive officers, which is included in Part I.

Item 11:	EXECUTIVE COMPENSATION

This information will be contained in the definitive proxy statement to be filed within 120 days after December 31, 2007 and is incorporated herein by reference.

Item 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

This information will be contained in the definitive proxy statement to be filed 120 days after December 31, 2007 and is incorporated herein by reference, except for the required disclosure about equity compensation plans, which is included below.

This table provides information as of December 31, 2007 about the number of shares of Safeco common stock that may be issued upon the exercise or settlement of outstanding equity and equity-based awards under our existing equity compensation plans. It also includes the number of shares that remain available for future issuance under these plans.

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

PLAN CATEGORY	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS (A)		WEIGHTED- AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS (B)	NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE UNDER EQUITY COMPENSATION PLANS, (EXCLUDING SECURITIES REFLECTED IN COLUMN (A)) (C)
Equity compensation plans approved by security holders	1,406,009	(y)	$50.02	3,652,129	(z)
Equity compensation plans not approved by security holders	—		—	817,565

Total	1,406,009		$50.02	4,469,694

(y)	This amount includes 628,867 shares that may be issued upon settlement of RSRs granted to employees which are settled in stock. The remaining 777,142 of this amount are shares that may be issued on exercise of options granted to our employees and directors.

(z)	Certain securities remaining available for issuance are subject to an automatic grant program for our non-management directors under our Long-Term Incentive Plan. This program provides automatic grants of RSRs valued at $120,000 annually to each of our non-management directors. In 2007, our non-executive chairman received a grant of 7,500 RSRs.

Item 13:	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

This information will be contained in the definitive proxy statement to be filed 120 days after December 31, 2007 and is incorporated herein by reference.

Item 14:	PRINCIPAL ACCOUNTANT FEES AND SERVICES

This information will be contained in the definitive proxy statement to be filed 120 days after December 31, 2007 and is incorporated herein by reference.

Part IV

It em 15:	EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

(a)(1) Financial Statements

(a)(2) Financial Statement Schedules

(a)(3) Exhibits

The financial statements, financial statement schedules and exhibits listed in the Index to Financial Statements, Schedules and Exhibits which follow are filed as a part of this report.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 26, 2008.

Safeco Corporation Registrant

/s/ PAULA ROSPUT REYNOLDS
Paula Rosput Reynolds, President,
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 26, 2008.

Name	Title

/s/ PAULA ROSPUT REYNOLDS	President, Chief Executive Officer and Director
Paula Rosput Reynolds

/s/ ROSS J. KARI	Executive Vice President and Chief Financial Officer
Ross J. Kari

/s/ KRIS L. HILL	Vice President, Controller and Principal Accounting Officer
Kris L. Hill

/s/ JOSEPH W. BROWN	Chairman
Joseph W. Brown

/s/ ROBERT S. CLINE	Director
Robert S. Cline

/s/ PETER L. S. CURRIE	Director
Peter L. S. Currie

/s/ MARIA S. EITEL	Director
Maria S. Eitel

/s/ JOSHUA GREEN III	Director
Joshua Green III

/s/ JOHN S. HAMLIN	Director
John S. Hamlin

/s/ KERRY KILLINGER	Director
Kerry Killinger

/s/ GARY F. LOCKE	Director
Gary F. Locke

/s/ GERARDO I. LOPEZ	Director
Gerardo I. Lopez

/s/ WILLIAM G. REED, JR.	Director
William G. Reed, Jr.

/s/ CHARLES R. RINEHART	Director
Charles R. Rinehart

/s/ JUDITH M. RUNSTAD	Director
Judith M. Runstad

I NDEX TO FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS

EXHIBITS

Index to Exhibits	129

12 Computation of Ratio of Earnings to Fixed Charges

21 Subsidiaries of the Registrant

We omit other schedules from this list – and from this Form 10-K – because either they are not applicable or the information is included in our Consolidated Financial Statements.

M ANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over Safeco’s financial reporting. Our internal control system was designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements. We assessed the effectiveness of Safeco’s internal control over financial reporting as of December 31, 2007. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.

Based on our assessment using those criteria, we conclude that Safeco’s internal control over financial reporting is effective as of December 31, 2007 in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles (GAAP). Ernst & Young LLP, Safeco’s independent registered public accounting firm, has issued an audit report on our internal control over financial reporting. Their report follows.

/s/ PAULA ROSPUT REYNOLDS
Paula Rosput Reynolds
President, Chief Executive Officer and Director

/s/ ROSS J. KARI
Ross J. Kari
Executive Vice President and Chief Financial Officer

R EPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Shareholders of Safeco Corporation:

We have audited Safeco Corporation and subsidiaries’ (Safeco) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Safeco’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Safeco maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Safeco as of December 31, 2007 and 2006, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 and our report dated February 26, 2008 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Seattle, Washington

February 26, 2008

R EPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Safeco Corporation:

We have audited the accompanying consolidated balance sheets of Safeco Corporation and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Safeco Corporation and subsidiaries at December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As described in Note 1 to the consolidated financial statements, in 2006 Safeco Corporation and subsidiaries changed their method of accounting for share-based payments and their method of accounting for defined benefit pension and other postretirement benefits.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2008 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Seattle, Washington

February 26, 2008

FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME

(In Millions, Except Per Share Amounts)

YEAR ENDED DECEMBER 31,	2007	2006	2005
REVENUES
Net Earned Premiums	$5,576.0	$5,608.3	$5,805.4
Net Investment Income	486.7	509.1	485.1
Net Realized Investment Gains	146.1	3.8	60.4
Gains on Sales of Real Estate	—	168.7	—

Total Revenues	6,208.8	6,289.9	6,350.9

EXPENSES
Losses and Loss Adjustment Expenses	3,520.5	3,279.8	3,635.0
Amortization of Deferred Policy Acquisition Costs	954.2	927.9	973.1
Other Underwriting and Operating Expenses	633.6	691.1	661.8
Interest Expense	68.7	91.4	88.6
Contributions to Safeco Insurance Foundation	60.0	30.0	—
Losses on Debt Repurchases	16.6	4.5	4.0
Restructuring and Asset Impairment Charges	3.1	25.7	2.7

Total Expenses	5,256.7	5,050.4	5,365.2

Income before Income Taxes	952.1	1,239.5	985.7
Provision for Income Taxes	244.3	359.5	294.6

Net Income	$707.8	$880.0	$691.1

NET INCOME PER SHARE OF COMMON STOCK
Net Income Per Share of Common Stock – Diluted	$6.97	$7.51	$5.43
Net Income Per Share of Common Stock – Basic	$7.01	$7.56	$5.49

DIVIDENDS DECLARED PER SHARE	$1.50	$1.15	$0.97

See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

(In Millions)

DECEMBER 31,	2007	2006
ASSETS
Investments
Available-for-Sale Securities:
Fixed Maturities, at Fair Value (Cost or amortized cost: $7,615.2; $8,901.6)	$7,763.9	$9,119.0
Marketable Equity Securities, at Fair Value (Cost: $993.2; $1,018.4)	1,402.6	1,529.7
Other Invested Assets, at cost which approximates fair value	48.6	14.3

Total Investments	9,215.1	10,663.0
Cash and Cash Equivalents	532.0	287.6
Accrued Investment Income	108.4	126.5
Premiums and Service Fees Receivable	1,074.7	1,085.6
Deferred Policy Acquisition Costs	415.7	383.9
Reinsurance Recoverables	461.9	429.9
Property and Equipment for Company Use (At cost less accumulated depreciation: $204.6; $211.9)	214.8	144.4
Current Income Taxes Recoverable	32.3	74.8
Net Deferred Income Tax Assets	157.9	143.7
Other Assets	96.6	114.6
Securities Lending Collateral	331.0	759.0

Total Assets	$12,640.4	$14,213.0

LIABILITIES AND SHAREHOLDERS’ EQUITY
Loss and Loss Adjustment Expense Reserves	$5,185.0	$5,171.4
Unearned Premiums	2,240.9	2,175.3
Debt	704.0	1,250.0
Other Liabilities	765.4	913.1
Securities Lending Payable	331.0	759.0

Total Liabilities	9,226.3	10,268.8

Commitment and Contingencies	—	—
Restricted Stock Rights	21.5	16.3

Preferred Stock, No Par Value Shares Authorized: 10 Shares Issued and Outstanding: None	—	—
Common Stock, No Par Value Shares Authorized: 300 Shares Reserved for Stock Awards: 4.3; 4.9 Shares Issued and Outstanding: 89.7; 105.3	—	3.2
Retained Earnings	3,025.3	3,440.5
Accumulated Other Comprehensive Income, Net of Taxes	367.3	484.2

Total Shareholders’ Equity	3,392.6	3,927.9

Total Liabilities & Shareholders’ Equity	$12,640.4	$14,213.0

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Millions)

YEAR ENDED DECEMBER 31,	2007	2006	2005
OPERATING ACTIVITIES
Insurance Premiums Received	$5,632.5	$5,637.4	$5,824.6
Dividends and Interest Received	527.9	554.0	532.8
Losses and Loss Adjustment Expenses Paid	(3,555.3)	(3,436.3)	(3,547.8)
Underwriting, Acquisition and Other Operating Costs Paid	(1,610.2)	(1,635.6)	(1,497.9)
Interest Paid	(82.0)	(91.4)	(86.5)
Income Taxes Paid	(149.9)	(299.6)	(204.1)

Net Cash Provided by Operating Activities	763.0	728.5	1,021.1

INVESTING ACTIVITIES
Purchases of:
Fixed Maturities Available-for-Sale	(1,587.2)	(2,469.9)	(2,228.1)
Marketable Equity Securities Available-for-Sale	(587.0)	(595.1)	(311.7)
Property and Equipment for Company Use	(114.3)	(46.6)	(28.6)
Sales of:
Fixed Maturities Available-for-Sale	1,945.2	1,911.0	984.1
Marketable Equity Securities Available-for-Sale	679.1	332.5	287.7
Real Estate	2.1	372.1	—
Maturities and Calls of Fixed Maturities Available-for-Sale	817.2	803.5	951.8
Retirement of Capital Trust Securities	26.3	—	—
Securities Lending Collateral Returned (Invested)	428.0	(215.6)	(42.7)
Sale of Subsidiary, Net of Cash Sold	5.4	(34.2)	—
Other, Net	(17.9)	(1.5)	(0.1)

Net Cash Provided by (Used in) Investing Activities	1,596.9	56.2	(387.6)

FINANCING ACTIVITIES
Common Shares Reacquired	(1,000.0)	(1,165.2)	(255.9)
Repurchases of Debt	(558.9)	(60.4)	(29.8)
Securities Lending Collateral (Paid) Received	(428.0)	215.6	42.7
Dividends Paid to Shareholders	(144.2)	(130.2)	(118.9)
Stock Options Exercised	15.6	86.8	32.8

Net Cash Used in Financing Activities	(2,115.5)	(1,053.4)	(329.1)

Net Increase (Decrease) in Cash and Cash Equivalents	244.4	(268.7)	304.4
Cash and Cash Equivalents at Beginning of Year	287.6	556.3	251.9

Cash and Cash Equivalents at End of Year	$532.0	$287.6	$556.3

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS –

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES

(In Millions)

YEAR ENDED DECEMBER 31,	2007	2006	2005
Net Income	$707.8	$880.0	$691.1

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Net Realized Investment Gains	(146.1)	(3.8)	(60.4)
Accretion of Discount and Amortization of Premium on Fixed Maturities	23.8	39.3	48.3
Amortization, Depreciation and Impairments	49.4	59.7	51.2
Deferred Income Tax Provision	48.5	70.0	90.4
Gains on Sales of Real Estate	—	(168.7)	—
Non-cash Contributions to Safeco Insurance Foundation	60.0	30.0	—
Losses on Debt Repurchases	16.6	4.5	4.1
Other, Net	6.2	(6.0)	26.3
Changes in, Net of Dispositions:
Accrued Investment Income	18.1	4.9	(1.7)
Premiums and Service Fees Receivable	10.9	(0.9)	62.9
Current Income Taxes Recoverable	42.5	(23.1)	(2.1)
Deferred Policy Acquisition Costs	(31.8)	(7.5)	5.8
Loss and Loss Adjustment Expense Reserves	13.6	(186.8)	148.9
Unearned Premiums	65.6	35.5	(11.2)
Other Assets and Liabilities	(122.1)	1.4	(32.5)

Total Adjustments	55.2	(151.5)	330.0

Net Cash Provided by Operating Activities	$763.0	$728.5	$1,021.1

As described in Note 1, we issued 866,685 shares to settle an accelerated share repurchase program in the year ended December 31, 2007.

There were no significant non-cash financing or investing activities for the years ended December 31, 2007, 2006 or 2005, except as provided above.

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In Millions, Except Share Amounts)

YEAR ENDED DECEMBER 31,	2007	2006	2005
COMMON STOCK
Balance at Beginning of Year	$3.2	$434.8	$641.8
Shares Issued for Options and Rights (includes Taxes of $3.4; $12.6; $5.1)	16.7	94.4	37.9
Share-based Compensation	7.9	3.0	11.0
Shares Reacquired	(27.8)	(523.6)	(255.9)
Reclassification of Share-Based Payments to Liabilities	—	(5.4)	—

Balance at End of Year	—	3.2	434.8

RETAINED EARNINGS
Balance at Beginning of Year	3,440.5	3,333.0	2,763.8
Net Income	707.8	880.0	691.1
Dividends Declared	(150.1)	(130.9)	(121.9)
Shares Reacquired	(972.2)	(641.6)	—
Cumulative Effect of Adoption of FIN 48	(0.7)	—	—

Balance at End of Year	3,025.3	3,440.5	3,333.0

ACCUMULATED OTHER COMPREHENSIVE INCOME, NET OF TAXES
Balance at Beginning of Year	484.2	356.8	515.3
Adoption of SFAS 158	—	10.4	—
Other Comprehensive Income (Loss)	(116.9)	117.0	(158.5)

Balance at End of Year	367.3	484.2	356.8

SHAREHOLDERS’ EQUITY	$3,392.6	$3,927.9	$4,124.6

YEAR ENDED DECEMBER 31,
COMMON SHARES OUTSTANDING
Number of Shares Outstanding at Beginning of Year	105,341,791	123,584,593	126,958,493
Shares Issued for Accelerated Share Repurchase Settlement	866,685	—	—
Shares Issued for Options and Rights	484,399	2,414,734	1,145,340
Shares Reacquired	(16,961,729)	(20,657,536)	(4,519,240)

Number of Shares Outstanding at End of Year	89,731,146	105,341,791	123,584,593

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Millions)

YEAR ENDED DECEMBER 31,	2007	2006	2005
Net Income	$707.8	$880.0	$691.1

Other Comprehensive Income (Loss), Net of Taxes:
Change in Unrealized Gains and Loss on Available-for-Sale Securities	4.2	128.7	(121.3)
Reclassification Adjustment for Net Realized Investment Gains Included in Net Income	(115.3)	(11.7)	(43.5)
Amortization of Pension and Other Postretirement Benefit Amounts	(5.8)	—	—
Foreign Currency Translation Adjustments	—	—	6.3

Other Comprehensive Income (Loss)	(116.9)	117.0	(158.5)

Comprehensive Income	$590.9	$997.0	$532.6

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

We made certain reclassifications to prior-year amounts for consistency with our current-year presentation. These reclassifications did not affect shareholders’ equity, or net income and has an immaterial effect on cash flows from operations and financing activities. The net effect on cash flows from operations was $1.1, due to the reclassification of the write-off of deferred debt costs from financing activities to operating activities.

PREMIUM REVENUE RECOGNITION

We include insurance premiums in revenues as they are earned over the terms of the policies. We determine the earned portion on a daily pro-rata basis – an equal portion of the premium is reported as earned premium revenue for each day of the policy term. We report the unearned portion of the policy premium as a liability on our Consolidated Balance Sheets, before the effect of any reinsurance.

EARNINGS PER SHARE

We calculate basic earnings per share by dividing net income by the weighted-average number of common shares outstanding during the year. We do not consider our RSRs to be participating securities in calculating basic earnings per share even though dividends are paid on these awards prior to vesting. Diluted earnings per share include the weighted-average common shares outstanding during the year plus the weighted-average of potential dilutive common shares outstanding during the year. Potential dilutive common shares include restricted stock rights and performance measure restricted stock rights (collectively, RSRs) and outstanding stock options, which are calculated using the treasury stock method. Potential dilutive common shares also include any shares used to settle or assumed to be used to settle our accelerated share repurchase program, which are calculated using the if-converted method. In 2007, we excluded 494,000 stock options from the dilutive earnings per share calculation because their inclusion would have been antidilutive compared with 259,770 stock options excluded in 2006. No stock options were antidilutive in 2005.

Diluted and Basic Average Shares Outstanding and Net Income per Share are summarized as follows:

YEAR ENDED DECEMBER 31,	2007	2006	2005
NET INCOME COMPUTATION OF NET INCOME PER SHARE
Diluted:
Average Number of Common Shares Outstanding	101.0	116.4	125.9
Additional Common Shares Assumed Issued	0.6	0.7	1.3

Average Shares Outstanding- Diluted	101.6	117.1	127.2

Net Income Per Share – Diluted	$6.97	$7.51	$5.43

Basic:
Average Number of Common Shares Outstanding	101.0	116.4	125.9

Net Income Per Share – Basic	$7.01	$7.56	$5.49

INVESTMENTS

Our investments include fixed maturities and marketable equity securities, which we report at fair value as Available-for-Sale Securities on our Consolidated Balance Sheets and other invested assets, which are reported at cost or equity, which approximates fair value. The fixed maturities we invest in include bonds, mortgage-backed securities and redeemable preferred stock. The marketable equity securities we invest in include common stock and non-redeemable preferred stock. We report fluctuations between cost and fair value of these securities as unrealized investment gains and losses, net of deferred income taxes, in Accumulated Other Comprehensive Income (AOCI) on our Consolidated Balance Sheets, with changes from period to period in Other Comprehensive Income.

Other Invested Assets includes our investments in various limited partnerships. We invest in limited partnerships that seek either long-term capital appreciation, the benefit of providing tax credits or to capitalize on recent credit market activity. Investments in limited partnerships are stated at their underlying equity value. As a limited liability partner, we contribute capital and share an interest in the limited partnership profits, losses or tax credits.

Investment income consists primarily of interest and dividends. Interest is recognized on an accrual basis and dividends are recognized on the date of record.

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

Based on our analysis, we make a judgment as to whether the decline is other-than-temporary. Sometimes, an investment decline we consider temporary in one period can become other-than-temporary in a future period. If the decline is other-than-temporary, we report an impairment charge within Net Realized Investment Gains in our Consolidated Statements of Income in the period we make that determination.

We use a variety of sources and methods to determine the fair value of our investments. Where quoted market prices or other public market pricing information is not available, as in the case of securities that are not publicly traded, we use other valuation techniques. These valuation techniques include using independent pricing sources, identifying comparable securities with quoted market prices, evaluating discounted cash flows and using internally prepared valuations based on certain modeling and pricing methods. Our investment portfolio at December 31, 2007 included $71.3 of fixed maturities and $78.5 of marketable equity securities that were not publicly traded. Our investment portfolio at December 31, 2006 included $114.8 of fixed maturities and $29.4 of marketable equity securities that were not publicly traded.

SECURITIES LENDING

We lend certain securities from our investment portfolio to other institutions for short periods of time. We receive initial collateral at 102% of the market value of any security we loan. The borrower deposits this collateral with a lending agent who invests the collateral to generate additional income according to our guidelines. The market values of the loaned securities are monitored on a daily basis. Additional collateral is added or refunded as the market values of the loaned securities fluctuate, maintaining collateral values of at least 102% at all times. We maintain full ownership rights to the securities that we have loaned and accordingly the loaned securities are classified as Investments in our Consolidated Balance Sheets. We report the Securities Lending Collateral and the corresponding Securities Lending Payable on our Consolidated Balance Sheets as assets and liabilities, and the changes to these balances in our Consolidated Statements of Cash Flows as investing activities and financing activities.

We had a market value of $233.3 of fixed maturities and $90.8 of marketable equity securities loaned at December 31, 2007. We had a market value of $578.1 of fixed maturities and $159.9 of marketable equity securities loaned at December 31, 2006.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents are short-term highly liquid investments that have original maturities of three months or less at the time we purchase them. We report cash and cash equivalents at our cost, which approximates fair value.

DERIVATIVE FINANCIAL INSTRUMENTS

Derivative financial instruments are reported at fair value in our Consolidated Balance Sheets. We recognize the change in fair value of a derivative depending on our intended use of the derivative and whether it is effective as part of a hedging transaction. We apply hedge accounting treatment under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” for derivatives that are highly effective and that we designate as hedges.

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

When the change in fair value of the derivative does not perfectly offset the changes in fair value of the hedged transaction, we recognize the ineffective portion in Net Realized Investment Gains in the Consolidated Statements of Income. For derivatives that do not qualify for hedge accounting treatment under SFAS 133, we report the changes in fair value of these derivatives in Net Realized Investment Gains in our Consolidated Statements of Income. During 2007, 2006 and 2005, we recognized no amounts in earnings due to hedge ineffectiveness.

Our investments in mortgage-backed securities principally include collateralized mortgage obligations and pass-through and commercial loan-backed mortgage obligations. Such instruments are exempt from the derivative disclosure and accounting requirements under SFAS 133 at December 31, 2006. Effective January 1, 2007, we adopted SFAS 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140,” which applies to these types of instruments if acquired, issued, or are subject to remeasurement after January 1, 2007. Adoption of this statement did not have a material impact on our financial condition or results of operations.

INCOME TAXES

We file a consolidated U.S. income tax return including all of our subsidiaries. We account for income taxes using the liability method. The provision for income taxes has two components, amounts currently payable or receivable and deferred amounts. We recognize deferred income taxes for temporary differences – the differences between the GAAP financial statement carrying amounts of assets and liabilities and those we are required to use in the tax return. Such temporary differences relate primarily to unrealized gains and losses on investments and differences in the recognition of deferred policy acquisition costs, loss and loss adjustment expense reserves, goodwill and unearned premiums. We report the tax effect of these temporary differences as deferred income tax assets and liabilities on our Consolidated Balance Sheets, measured using enacted laws and income tax rates that are currently in effect.

At December 31, 2007, we had $524.6 of gross deferred income tax assets compared with $568.1 in 2006. Gross deferred income tax assets are composed of temporary differences created as a result of amounts deductible for taxes in future periods. Although realization of deferred income tax assets is not assured, we believe they will be realized through future earnings, including but not limited to the generation of future operating income, reversal of existing temporary differences and available tax planning strategies. Accordingly, we have not recorded a valuation allowance for these assets.

We adopted the provisions of FASB Interpretation No.(FIN) 48 “Accounting for Uncertainty in Income Taxes,” on January 1, 2007. As a result of the implementation of FIN 48, we recognized a $0.7 increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to Retained Earnings in our Consolidated Balance Sheets at January 1, 2007. Prior to 2007, we determined our tax contingencies in accordance with SFAS 5, “Accounting for Contingencies.”

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

DEFERRED POLICY ACQUISITION COSTS

When we issue an insurance policy, we defer certain directly related costs, including commissions, premium taxes, underwriting and other costs. These Deferred Policy Acquisition Costs (DAC) are amortized into expenses over the period the related premiums are earned in our Consolidated Statements of Income. We report DAC net of acquisition costs that we cede to our reinsurers. Every quarter, we evaluate DAC for recoverability by comparing our unearned premiums to our estimated total expected claim costs and related expenses, offset by anticipated investment income. We perform this assessment of recoverability for all Safeco Personal Insurance (SPI) lines, all Safeco Business Insurance (SBI) lines and Surety products – this is consistent with our approach to issuing and servicing the underlying policies. We do not record DAC for our P&C Other business. We would reduce the DAC asset if unearned premiums were less than expected claims and expenses after considering investment income. We report any adjustments in Amortization of DAC in our Consolidated Statements of Income. We made no such adjustments in 2007, 2006 or 2005.

PROPERTY AND EQUIPMENT FOR COMPANY USE

We report property and equipment used in operations, including certain costs incurred to develop or purchase computer software for internal use, on our Consolidated Balance Sheets at cost less accumulated depreciation.

We record depreciation using the straight-line method on buildings for company use, equipment and capitalized software at various rates based on our estimates of their useful lives, which generally range from 3 to 25 years. Depreciation expense was $45.5 for 2007, $40.1 for 2006 and $48.7 for 2005. We record amortization on leasehold improvements over the terms of the leases which range from 1 to 15 years.

We evaluate long-lived assets for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. We recognize an impairment loss when the fair value of an asset is less than the carrying value of the asset and we reduce the carrying amount of the asset to its estimated fair value based on quoted market prices or other valuation techniques.

LEASES

We review our leases for capital or operating classification at their inception under the guidance of SFAS 13, “Accounting for Leases,” as amended. Our operating leases include cost escalation clauses and require payment of real estate taxes, insurance and common area maintenance, in addition to rent, with staggered lease terms that run to 2018 with options to renew to 2039. We recognize our rent expense on a straight-line basis from the date we take possession of the property to the end of the lease term, with differences between rent expense and rent paid recorded in other liabilities on our Consolidated Balance Sheets.

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

We do not discount any of our reserves to fair value.

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

Estimating our loss and LAE reserves is an ongoing process. Our loss and LAE reserves represent our best estimate of ultimate future payments associated with losses and related expenses net of salvage (the amount we recover from property that becomes ours after we pay for a total loss) and subrogation (our right to recover payments from third parties), giving consideration to the uncertainties inherent to the estimates. We record any adjustments to these reserves in the periods in which we change the estimates to Losses and Loss Adjustment Expenses in our Consolidated Statements of Income.

SHARE REPURCHASES

When we repurchase any of our common shares, we reduce our common stock, or retained earnings if common stock is zero, to reflect the repurchase on our Consolidated Balance Sheets. In accordance with the Washington Business Corporation Act, we do not show treasury stock as a separate reduction to Shareholders’ Equity on our Consolidated Balance Sheets.

We repurchase shares under Rule 10b5-1 trading plans, open market purchases, and accelerated share repurchase (ASR) programs. Rule 10b5-1 trading plans allow us to repurchase our shares during periods when we would normally not be active in the market because of our own internal trading windows. Through ASR programs, we return excess capital to shareholders and immediately reduce the number of our common shares outstanding. The dealer obtains the shares that we repurchase by borrowing them on the open market and then purchasing shares in the market over time to repay the borrowed shares. When we repurchase shares through ASR programs we are required to pay the dealer a price adjustment equal to the difference between the share price at contract execution and the actual volume-weighted average price of our shares in the market during the program.

In December 2007, we received approval from our Board of Directors (the Board) to repurchase up to $500.0 of our outstanding common stock in open market purchases. As of December 31, 2007, we purchased no shares under this plan.

We summarize our share activity for 2005, 2006 and 2007 below:

PROGRAM	NUMBER OF SHARES PURCHASED (ISSUED)	AVERAGE PRICE PAID PER SHARE (*)	TOTAL COST
2005 Repurchases
2005 Accelerated Share Repurchases	2,752,300	$54.50	$145.9
10b5-1 Plans	1,756,278	53.06	93.3
Other	10,662	55.17	0.6
2004 Accelerated Share Repurchase Settlement	—	—	16.1

Total 2005 Repurchases	4,519,240	$56.62	$255.9

2006 Repurchases
2006 Accelerated Share Repurchases	10,212,766	$58.75	$603.1
10b5-1 Plans	9,966,970	53.80	536.4
Open Market Purchases	477,800	53.69	25.7

Total 2006 Repurchases	20,657,536	$56.24	$1,165.2

2007 Repurchases
10b5-1 Plans	13,551,929	$59.30	$803.9
Open Market Purchases	3,409,800	57.50	196.1

Repurchases under 10b5-1 Plans and Open Market Purchases	16,961,729	58.94	1,000.0
2006 Accelerated Share Repurchase Settlement	(866,685)	—	—

Total 2007 Repurchases	16,095,044	$58.94	$1,000.0

*	Transaction costs and price adjustments are excluded from the average price per share amount.

SHARE–BASED COMPENSATION EXPENSE

Effective January 1, 2003, we adopted the fair value method of accounting for stock-based compensation awards as defined in SFAS 123, “Accounting for Stock-Based Compensation,” using the prospective basis transition method. On January 1, 2006, we adopted the fair value recognition provisions of SFAS 123(R) using the modified prospective transition method. Under that transition method, we recognized compensation cost upon adoption for all share-based payments granted prior to January 1, 2003, but not vested as of January 1, 2006, in accordance with the original provisions of SFAS 123. We also recognized compensation cost in 2006 for all share-based payments granted after January 1, 2006, based on the grant date fair value. Effective January 1, 2006, we began recognizing compensation cost for prospective awards using the straight-line method.

As a result of adopting SFAS 123(R), our 2006 income before income taxes was $1.3 higher, our 2006 net income was $0.8 higher and our basic and diluted earnings per share both were $0.01 higher than if we had continued to recognize compensation cost under SFAS 123. Our adoption of SFAS 123(R) did not have a material impact on our Consolidated Balance Sheets or Consolidated Statements of Cash Flows.

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

Effective January 1, 2006, with the adoption of SFAS 123(R), we classified our outstanding restricted stock rights and performance measure restricted stock rights as liability awards, as the holder had the option to settle the awards in cash. On December 28, 2006, we modified our RSRs to require settlement in shares unless settled as a result of a change in control. As a result, we classified our restricted stock rights in the temporary equity section of our Consolidated Balance Sheets as of that date.

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

FASB Interpretation (FIN) 46(R), “Consolidation of Variable Interest Entities” requires VIEs to be consolidated by their primary beneficiary, which is the party that has a majority of the expected losses or a majority of the expected residual returns of the VIE, or both. We have identified certain interests in VIEs as defined by FIN 46(R). However, we do not meet the FIN 46(R) definition of “primary beneficiary” for any of these entities and therefore have not consolidated them. FIN 46(R) requires disclosure of the nature of any significant interests in a VIE, a description of the VIE’s activities and the maximum exposure to potential losses due to our involvement.

In June 1997, Safeco Corporation formed Safeco Capital Trust (the Trust) for the sole purpose of issuing $850.0 in Trust Preferred Securities (Capital Securities) to the public. The Trust used the proceeds from the sale of the Capital Securities to purchase $876.3 of Junior Subordinated Debentures (Debentures) from Safeco Corporation. The balance of these Debentures was $348.6 at December 31, 2006. The Debentures were the sole assets of the Trust, and payments under the Debentures were the sole receipts of the Trust. Upon redemption of these Debentures in July 2007, the Trust was liquidated. We have no other significant interest in a VIE.

NEW ACCOUNTING STANDARDS

New accounting pronouncements that we have adopted or will adopt in the near future are as follows:

SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment to FASB Statement Number 87, 88, 106 and 132(R)” – in September 2006, the FASB issued SFAS 158, which requires us to recognize the over-funded or under-funded status of defined benefit and other postretirement plans as an asset or liability on our consolidated balance sheet. Actuarial gains and losses and prior service costs and credits that have not yet been recognized as a component of net periodic benefit cost as of the statement adoption date are recorded as a component of accumulated other comprehensive income (AOCI). We adopted SFAS 158 as of December 31, 2006 and recorded an adjustment to AOCI of $10.4.

Financial Interpretation Number (FIN) 48, “Accounting for Uncertainty in Income Taxes” – In June 2006, the FASB issued an interpretation of Statement of Financial Accounting Standards (SFAS) 109, “Accounting for Income Taxes,” to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted this interpretation on January 1, 2007, and the impact upon adoption on our Consolidated Balance Sheet and Statement of Shareholders’ Equity was $0.7.

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

SFAS 157, “Fair Value Measurements” – In September 2006, the FASB issued SFAS 157, which establishes a framework for measuring fair value and requires expanded disclosure about the information used to measure fair value. The statement applies whenever other statements require, or permit, assets or liabilities to be measured at fair value. The statement does not expand the use of fair value in any new circumstances and is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We adopted this statement as of January 1, 2008, and the impact on our financial condition or results of operations was not material.

SFAS 159, “Fair Value Option for Financial Assets and Financial Liabilities” – In February 2007, the FASB issued SFAS 159, which permits entities to voluntarily choose to measure eligible items at fair value at specified election dates. The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, the statement specifies that entities report unrealized gains and losses at each subsequent reporting date in earnings. The statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We adopted SFAS 159 on January 1, 2008. The adoption of the statement did not impact our financial condition or results of operations as we did not elect the fair value option for any of our instruments.

Emerging Issues Task Force (EITF) Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” – In June 2007, the EITF reached consensus on Issue No. 06-11, which requires that the tax benefit related to dividends paid on RSRs be recorded as an increase to equity, rather than a reduction in income tax expense. Issue No. 06-11 is effective for fiscal years beginning after September 15, 2007. We adopted Issue No. 06-11 as of January 1, 2008, and the impact on our financial condition and results of operations was not material.

NOTE 2: INVESTMENTS

FIXED MATURITIES AND MARKETABLE EQUITY SECURITIES

The following tables summarize our fixed maturities and marketable equity securities:

DECEMBER 31, 2007	COST OR AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	NET UNREALIZED GAINS	FAIR VALUE
Fixed Maturities:
U.S. Government and Agencies	$290.2	$20.3	$(0.2)	$20.1	$310.3
States and Political Subdivisions	4,770.3	135.3	(52.2)	83.1	4,853.4
Foreign Governments	23.9	6.3	—	6.3	30.2

Corporate Securities:
Banks	150.4	4.9	(0.2)	4.7	155.1
Utilities	236.7	6.3	(0.6)	5.7	242.4
Diversified Financial Services	379.0	6.9	(2.2)	4.7	383.7
Other	762.6	18.4	(4.2)	14.2	776.8

Total Corporate Securities	1,528.7	36.5	(7.2)	29.3	1,558.0
Mortgage-Backed Securities	1,002.1	16.7	(6.8)	9.9	1,012.0

Total Fixed Maturities	7,615.2	215.1	(66.4)	148.7	7,763.9
Marketable Equity Securities	993.2	423.5	(14.1)	409.4	1,402.6

Total	$8,608.4	$638.6	$(80.5)	$558.1	$9,166.5

DECEMBER 31, 2006	COST OR AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	NET UNREALIZED GAINS (LOSSES)	FAIR VALUE
Fixed Maturities:
U.S. Government and Agencies	$751.6	$23.1	$(2.6)	$20.5	$772.1
States and Political Subdivisions	4,332.2	184.2	(4.7)	179.5	4,511.7
Foreign Governments	35.9	5.4	(0.2)	5.2	41.1

Corporate Securities:
Banks	655.3	6.9	(3.7)	3.2	658.5
Utilities	246.1	1.4	(2.6)	(1.2)	244.9
Diversified Financial Services	212.0	3.1	(1.6)	1.5	213.5
Other	1,498.4	21.8	(12.6)	9.2	1,507.6

Total Corporate Securities	2,611.8	33.2	(20.5)	12.7	2,624.5
Mortgage-Backed Securities	1,170.1	10.8	(11.3)	(0.5)	1,169.6

Total Fixed Maturities	8,901.6	256.7	(39.3)	217.4	9,119.0
Marketable Equity Securities	1,018.4	514.3	(3.0)	511.3	1,529.7

Total	$9,920.0	$771.0	$(42.3)	$728.7	$10,648.7

The following table illustrates the gross unrealized losses and fair values for our investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2007 and 2006:

DECEMBER 31, 2007	LESS THAN 12 MONTHS		12 MONTHS OR MORE		TOTAL
DESCRIPTION OF SECURITIES	FAIR VALUE	UNREALIZED LOSSES	FAIR VALUE	UNREALIZED LOSSES	FAIR VALUE	UNREALIZED LOSSES
Fixed Maturities:
U.S. Government and Agencies	$13.4	$(0.1)	$2.2	$(0.1)	$15.6	$(0.2)
States and Political Subdivisions	1,768.5	(50.7)	62.6	(1.5)	1,831.1	(52.2)
Foreign Governments	—	—	1.3	—	1.3	—
Corporate Securities	304.0	(5.0)	153.0	(2.2)	457.0	(7.2)
Mortgage-Backed Securities	176.3	(4.5)	265.7	(2.3)	442.0	(6.8)

Total Fixed Maturities	2,262.2	(60.3)	484.8	(6.1)	2,747.0	(66.4)
Marketable Equity Securities	194.1	(14.1)	—	—	194.1	(14.1)

Total	$2,456.3	$(74.4)	$484.8	$(6.1)	$2,941.1	$(80.5)

DECEMBER 31, 2006	LESS THAN 12 MONTHS		12 MONTHS OR MORE		TOTAL
DESCRIPTION OF SECURITIES	FAIR VALUE	UNREALIZED LOSSES	FAIR VALUE	UNREALIZED LOSSES	FAIR VALUE	UNREALIZED LOSSES
Fixed Maturities:
U.S. Government and Agencies	$102.0	$(1.1)	$79.1	$(1.5)	$181.1	$(2.6)
States and Political Subdivisions	322.1	(2.4)	176.8	(2.3)	498.9	(4.7)
Foreign Governments	—	—	6.1	(0.2)	6.1	(0.2)
Corporate Securities	374.4	(2.7)	1,182.9	(17.8)	1,557.3	(20.5)
Mortgage-Backed Securities	93.0	(0.8)	660.2	(10.5)	753.2	(11.3)

Total Fixed Maturities	891.5	(7.0)	2,105.1	(32.3)	2,996.6	(39.3)
Marketable Equity Securities	96.0	(3.0)	—	—	96.0	(3.0)

Total	$987.5	$(10.0)	$2,105.1	$(32.3)	$3,092.6	$(42.3)

We reviewed all our investments with unrealized losses at the end of 2007 and 2006. For all investments other than those for which we recognized an impairment charge, our evaluation determined that their declines in fair value were temporary, and we have the intent and ability to hold these securities until they recover in value. In our review, we considered:

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

FIXED MATURITIES BY MATURITY DATE

The following table summarizes the cost or amortized cost and fair value of our fixed maturities at December 31, 2007, by contractual years-to-maturity. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties:

MATURITY	COST OR AMORTIZED COST	FAIR VALUE
One Year or Less	$244.5	$247.4
Over One Year through Five Years	1,201.6	1,228.1
Over Five Years through Ten Years	992.7	1,023.9
Over Ten Years	4,174.3	4,252.5
Mortgage-Backed Securities	1,002.1	1,012.0

Total Fixed Maturities	$7,615.2	$7,763.9

SECURITIES ON DEPOSIT

We had securities on deposit with state regulatory authorities with an amortized cost of $432.6 at December 31, 2007 and $427.4 at December 31, 2006, and a fair value of $455.4 at December 31, 2007 and $456.9 at December 31, 2006.

NET INVESTMENT INCOME

The following table summarizes our net investment income:

YEAR ENDED DECEMBER 31,	2007	2006	2005
Interest on Fixed Maturities:
Taxable	$219.4	$286.2	$332.5
Non-Taxable	217.4	168.7	115.4
Dividends:
Marketable Equity Securities	29.3	30.5	30.1
Redeemable Preferred Stock	6.2	4.1	3.2
Other	23.7	26.5	10.6

Total Investment Income	496.0	516.0	491.8
Investment Expenses	(9.3)	(6.9)	(6.7)

Net Investment Income	$486.7	$509.1	$485.1

The decrease in net investment income is a result of the shift throughout 2006 to tax-exempt municipal bonds, and an overall lower invested asset base in 2007 due primarily to the sale of securities to fund our debt maturity and redemption, share repurchases and the special dividend paid by our insurance subsidiaries to Safeco Corporation that has not been reinvested.

NET REALIZED INVESTMENT GAINS

The following table summarizes our net realized investment gains:

YEAR ENDED DECEMBER 31,	2007	2006	2005
Net Realized Investment Gains (Losses) from:
Fixed Maturities	$(24.2)	$(50.9)	$(11.4)
Marketable Equity Securities	153.9	49.9	73.4
Other	16.4	4.8	(1.6)

Net Realized Investment Gains	$146.1	$3.8	$60.4

The following tables summarize the proceeds from sales of our investments and components of the related gains (losses) before taxes:

YEAR ENDED DECEMBER 31, 2007	FIXED MATURITIES	MARKETABLE EQUITY SECURITIES	OTHER	TOTAL
Proceeds from Sales	$1,945.2	$679.1	$22.8	$2,647.1

Gross Realized Investment Gains	14.1	199.6	—	213.7
Gross Realized Investment Losses	(19.3)	(13.4)	—	(32.7)

Net Realized Investment Gains from Sales	(5.2)	186.2	—	181.0
Impairments	(23.7)	(32.3)	—	(56.0)
Other, Including Gains on Calls and Redemptions	4.7	—	16.4	21.1

Net Realized Investment Gains (Losses)	$(24.2)	$153.9	$16.4	$146.1

YEAR ENDED DECEMBER 31, 2006	FIXED MATURITIES	MARKETABLE EQUITY SECURITIES	OTHER		TOTAL
Proceeds from Sales	$1,911.0	$332.5	$20.2	(a)	$2,263.7

Gross Realized Investment Gains	17.2	73.8	—		91.0
Gross Realized Investment Losses	(11.5)	(9.2)	—		(20.7)

Net Realized Investment Gains from Sales	5.7	64.6	—		70.3
Impairments	(64.5)	(14.7)	—		(79.2)
Other, Including Gains on Calls and Redemptions	7.9	—	4.8		12.7

Net Realized Investment Gains (Losses)	$(50.9)	$49.9	$4.8		$3.8

(a)	Includes proceeds related to the sale of SFIS. See Note 16.

YEAR ENDED DECEMBER 31, 2005	FIXED MATURITIES	MARKETABLE EQUITY SECURITIES	OTHER	TOTAL
Proceeds from Sales	$984.1	$287.7	$0.7	$1,272.5

Gross Realized Investment Gains	6.4	83.5	0.3	90.2
Gross Realized Investment Losses	(13.0)	(7.3)	—	(20.3)

Net Realized Investment Gains from Sales	(6.6)	76.2	0.3	69.9
Impairments	(12.7)	(2.8)	—	(15.5)
Other, Including Gains on Calls and Redemptions	7.9	—	(1.9)	6.0

Net Realized Investment Gains (Losses)	$(11.4)	$73.4	$(1.6)	$60.4

NOTE 3: DERIVATIVE FINANCIAL INSTRUMENTS

Derivatives are instruments whose values are derived from underlying instruments, indices or rates, have notional amounts and can be net settled. This may include derivatives that are “embedded” in other instruments or in certain existing assets or liabilities. The derivative financial instruments we have are interest rate swaps used as a means of hedging exposure to interest rate risk on a portion of our debt.

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

FAIR VALUE HEDGES

We use interest rate swaps to hedge the change in fair value of certain of the fixed-rate debt we have outstanding. At December 31, 2007, we had $204.0 of notional amounts relating to such hedges compared with $401.4 at December 31, 2006. The fair value, which is equal to the carrying value, of these swaps totaled $9.4 at December 31, 2007 and $(0.7) at December 31, 2006. These derivatives have been designated as fair value hedges and, because they have been determined to be highly effective, we report changes in their fair value and the fair value changes of the related portions of the debt that they hedge on a net basis in Net Realized Investment Gains in our Consolidated Statements of Income.

Differences between the changes in fair value of these derivatives and the hedged items represent hedge ineffectiveness. In 2007, 2006 and 2005, no amounts were recognized in earnings due to hedge ineffectiveness.

NOTE 4: FAIR VALUE OF FINANCIAL INSTRUMENTS

FIXED MATURITIES, MARKETABLE EQUITY SECURITIES, AND OTHER INVESTED ASSETS

We report fixed maturities and marketable equity securities at fair value. We report other invested assets at cost, which approximates fair value. See Notes 1 and 2 for further discussion of our valuation methods and holdings.

CASH AND CASH EQUIVALENTS

For cash and cash equivalents, the value we report on our Consolidated Balance Sheets is a reasonable estimate of fair value.

DEBT

The fair values of our fixed-rated debt are estimated based on prices obtained from brokers/dealers or independent pricing sources who market similar debt instruments.

DERIVATIVE FINANCIAL INSTRUMENTS

The fair values of the derivative financial instruments represent the estimated amounts we would expect to receive or pay upon termination of the contracts as of the reporting date. See Note 3 for further discussion of our derivative holdings.

Non-financial instruments such as property and equipment, deferred policy acquisition costs, deferred income taxes and loss and LAE reserves are excluded from the fair value disclosures.

The following table summarizes the carrying or reported values and corresponding fair values of financial instruments:

	2007		2006
DECEMBER 31,	CARRYING AMOUNT	FAIR VALUE	CARRYING AMOUNT	FAIR VALUE
FINANCIAL ASSETS
Fixed Maturities	$7,763.9	$7,763.9	$9,119.0	$9,119.0
Marketable Equity Securities	1,402.6	1,402.6	1,529.7	1,529.7
Other Invested Assets	48.6	48.6	14.3	14.3
Cash and Cash Equivalents	532.0	532.0	287.6	287.6
Interest Rate Swaps	9.4	9.4	0.6	0.6
FINANCIAL LIABILITIES
6.875% Notes due 2007	—	—	197.3	199.0
4.200% Notes Due 2008	200.0	199.9	200.0	197.3
4.875% Notes Due 2010	300.0	300.1	300.0	296.7
7.250% Notes Due 2012	204.0	208.4	204.1	220.6
8.072% Debentures Due 2037	—	—	348.6	364.9
Interest Rate Swaps	$—	$—	$1.3	$1.3

NOTE 5: LOSS AND LAE RESERVES

The following table analyzes the changes in our loss and LAE reserves for 2007, 2006 and 2005. We report changes in estimated reserves in the Consolidated Statements of Income in the year we make the change:

YEAR ENDED DECEMBER 31,	2007	2006	2005
Loss and LAE Reserves at Beginning of Year	$5,171.4	$5,358.2	$5,209.3
Less Reinsurance Recoverables on Unpaid Losses, Net of Allowance	415.0	420.1	323.6

Net Balance at Beginning of Year	4,756.4	4,938.1	4,885.7

Incurred Loss and LAE for Claims Occurring During:
Current Year	3,644.1	3,426.0	3,680.9
Prior Years	(123.6)	(146.2)	(45.9)

Total Incurred Loss and LAE	3,520.5	3,279.8	3,635.0

Loss and LAE Payments for Claims Occurring During:
Current Year	1,910.1	1,886.6	1,912.1
Prior Years	1,594.9	1,574.9	1,619.5

Total Loss and LAE Payments	3,505.0	3,461.5	3,531.6

Sale of London Operations	—	—	(51.0)

Net Balance at End of Year	4,771.9	4,756.4	4,938.1
Plus Reinsurance Recoverables on Unpaid Losses, Net of Allowance	413.1	415.0	420.1

Loss and LAE Reserves at End of Year	$5,185.0	$5,171.4	$5,358.2

2007

In 2007, we reduced our estimates for prior years’ loss and LAE reserves by $123.6. This total decrease included:

•	$43.9 reduction in Surety reserves due to lower-than-expected number of claims

•	$42.9 reduction in workers’ compensation reserves due to lower-than-expected severity

•	$37.1 reduction in construction defect reserves due to lower-than-expected number of claims

•	$17.9 reduction in personal auto reserves excluding catastrophes due to lower-than-expected severity

•	$13.3 reduction in commercial umbrella reserves due to lower-than-expected number of claims

•	$11.4 reduction in commercial multi-peril reserves excluding catastrophe and other than asbestos, environmental and construction defects due to lower-than-expected number of claims

•

$10.2 reduction in personal property reserves due to lower-than-expected severity, including a $3.5 reduction for non-voluntary assessments, and a $3.0 reduction in catastrophe losses reflecting decreases in severity estimates primarily for the 2005 hurricanes

•	$35.8 increase in asbestos reserves primarily due to higher liabilities from assumed reinsurance

•	$26.6 increase in commercial auto reserves related to higher-than-expected severity

•	$9.3 reduction in a number of lines due to emerging claim trends and related loss data, including unallocated LAE

2006

In 2006, we reduced our estimates for prior years’ loss and LAE reserves by $146.2. This total decrease included:

•	$98.2 reduction in personal auto reserves, reflecting decreases in severity estimates primarily for prior accident years 2004 and 2005 in our liability lines

•	$39.5 reduction in commercial multi-peril reserves and general liability reserves other than asbestos, environmental and construction defects, due to lower-than-expected number of claims

•	$26.6 reduction in commercial umbrella reserves due to lower-than-expected number of claims

•	$25.9 increase in asbestos reserves related to large loss activity

•	$23.2 increase in our general liability reserves in our run-off lines primarily due to religious institution allegations

•	$16.1 increase in commercial auto reserves, reflecting increases in severity estimates for prior accident years in our liability lines

•	$15.7 reduction in personal property reserves, due to lower-than-expected severity

•	$12.9 reduction in workers’ compensation reserves due to reforms in California and Texas

•	$12.5 reduction in personal specialty lines reflecting decreases in personal umbrella severity estimates for prior accident years

•	$12.2 increase in our assumed reinsurance run-off lines driven by large loss activity

•	$11.2 reduction in SFIS prior accident year reserves driven by a reduction of hurricane assessments

•	$7.0 reduction in a number of lines due to emerging claim trends and related loss data, including unallocated LAE

2005

In 2005, we reduced our estimates for prior years’ loss and LAE reserves by $45.9. This total decrease included:

•	$77.3 reduction in commercial multi-peril reserves and general liability reserves other than asbestos, environmental and construction defects due to lower-than-expected number of claims

•	$36.7 reduction in personal auto reserves, reflecting decreases in severity estimates for prior accident years in our liability lines

•	$26.3 reduction in construction defects reserves, reflecting claims frequency improvement in our run-off lines

•	$11.0 reduction in personal property reserves, reflecting improvement in severity relative to our original estimates

•	$30.5 increase in our Surety reserves related to large loss activity in our contract lines

•	$47.0 increase in workers’ compensation reserves to reflect increased provisions for long-term medical claim inflation and associated claims adjustment expenses

•	$35.8 increase in our asbestos and environmental reserves to reflect increases in defense and containment costs

•	$7.9 reduction in a number of lines due to emerging claim trends and related loss data, including unallocated LAE

NOTE 6: REINSURANCE

Our reinsurance recoverables are composed of the following amounts:

YEAR ENDED DECEMBER 31,	2007	2006
Reinsurance Recoverables on:
Unpaid Loss and LAE Reserves	$449.0	$427.9
Paid Losses and LAE	48.8	14.9
Allowance for Uncollectible Reinsurance	(35.9)	(12.9)

Total	$461.9	$429.9

The increase of $33.9 in the Reinsurance Recoverables on Paid Losses and LAE and $23.0 in the Allowance for Uncollectible Reinsurance were both primarily attributable to an increase in ceded historical casualty business in run-off in 2007 when compared with 2006.

Of our total reinsurance recoverables balance at December 31, 2007, 25.6% was with mandatory reinsurance pools. Of the remaining amounts, 88.6% were due from reinsurers rated A– or higher by A.M. Best, including 52.0% with the following four reinsurers: Employers Reinsurance Corporation, Munich Re America, Inc., Swiss Reinsurance America Corporation and General Reinsurance Corporation.

We evaluate the financial condition of our reinsurers to minimize our exposure to losses from reinsurer insolvencies. To our knowledge, none of our major reinsurers is currently experiencing material financial difficulties. Our business is not substantially dependent upon any single reinsurer.

The effects of reinsurance on our earned premiums were as follows:

YEAR ENDED DECEMBER 31,	2007	2006	2005
Direct	$5,831.4	$5,700.6	$5,771.5
Ceded	(372.9)	(229.5)	(131.3)
Assumed	117.5	137.2	165.2

Net Earned Premiums	$5,576.0	$5,608.3	$5,805.4

Assumed to Net	2.1%	2.4%	2.8%

Reinsurance premiums ceded on a written basis are approximately equal to the ceded earned premiums disclosed above.

The effects of reinsurance on our incurred losses and LAE were as follows:

YEAR ENDED DECEMBER 31,	2007	2006	2005
Direct	$3,502.7	$3,203.5	$3,576.4
Ceded	(116.8)	(43.6)	(134.7)
Assumed	134.6	119.9	193.3

Net Loss and LAE Incurred	$3,520.5	$3,279.8	$3,635.0

In connection with the sale of Safeco Financial Institution Solutions (SFIS) in 2006, we entered into a reinsurance agreement under which we cede 100% of our lender-placed property insurance business. SFIS generated $239.8 of ceded premiums in 2007 and $109.2 of ceded premiums in 2006. SFIS generated $50.6 of ceded losses in 2007 and $15.3 of ceded losses in 2006.

We show unearned premiums before the effects of reinsurance. We report the reinsurance amounts related to the unearned premium liability in Other Assets on our Consolidated Balance Sheets. These amounts totaled $38.9 at December 31, 2007 and $37.1 at December 31, 2006.

NOTE 7: INCOME TAXES

Our provision for income taxes differs from the amount that would be computed by applying the U.S. federal income tax rate of 35% to Income before Income Taxes, as follows:

	2007		2006		2005
YEAR ENDED DECEMBER 31,	Amount	% of Pretax Income	Amount	% of Pretax Income	Amount	% of Pretax Income
Income before Income Taxes	$952.1	100.0%	$1,239.5	100.0%	$985.7	100.0%

Computed “Expected” Tax Expense	333.2	35.0	433.8	35.0	345.0	35.0
Tax-Exempt Municipal Bond Income	(74.6)	(7.8)	(57.8)	(4.7)	(39.4)	(4.0)
Dividends Received Deduction	(8.4)	(0.9)	(8.4)	(0.7)	(8.5)	(0.9)
Proration	12.3	1.3	9.9	0.8	7.0	0.7
Stock Contributions to Safeco Insurance Foundation	(20.3)	(2.1)	(10.2)	(0.8)	—	—
Other	2.1	0.2	(7.8)	(0.6)	(9.5)	(0.9)

Provision for Income Taxes	244.3	25.7%	359.5	29.0%	294.6	29.9%

Current Provision for Income Taxes	195.8		289.5		204.2
Deferred Provision for Income Taxes	48.5		70.0		90.4

Provision for Income Taxes	$244.3		$359.5		$294.6

The major components of our Net Deferred Income Tax Assets at December 31, 2007 and 2006 were as follows:

DECEMBER 31,	2007	2006
Deferred Tax Assets
Discounting of Loss and LAE Reserves for Tax Purposes	$160.8	$186.2
Unearned Premiums	160.0	152.5
Goodwill	98.2	118.8
Postretirement Benefits	29.2	32.9
Investment Impairments	18.3	13.3
Other	58.1	64.4

Total Deferred Income Tax Assets	524.6	568.1

Deferred Tax Liabilities
Unrealized Gains on Investments	195.4	254.9
Unrecognized Pension Costs	2.4	5.6

Accumulated Other Comprehensive Income	197.8	260.5
Deferred Policy Acquisition Costs	145.5	134.4
Other	23.4	29.5

Total Deferred Income Tax Liabilities	366.7	424.4

Net Deferred Income Tax Assets	$157.9	$143.7

At the end of 2007, we had $3.8 of gross unrecognized tax benefits, of which $3.4 would affect our effective tax rate if recognized. The difference between the gross unrecognized tax benefits and the amount that would affect our effective tax rate is attributable to the federal tax benefit for state income taxes.

CHANGE IN UNCERTAIN TAX POSITIONS
Balance at January 1, 2007	$5.0
Reductions for tax positions of prior years	(0.7)
Lapse of the applicable statute of limitations	(0.5)

Balance at December 31, 2007	$3.8

It is expected that the amount of unrecognized tax benefits will change in the next 12 months. However, we do not expect the change to have a significant impact on our results of operations or financial position.

We recognize interest accrued related to unrecognized tax benefits and penalties in the Provision for Income Taxes and penalties in Other Underwriting and Operating Expenses in our Consolidated Statements of Income. We are currently under routine audit by the Internal Revenue Service (IRS) for calendar years 2004 and 2005. Calendar years 2006 and 2007 remain subject to IRS examination and the IRS examinations for calendar years 2003 and prior have been completed. We had $7.3 accrued for interest and no liability for penalties as of December 31, 2007.

NOTE 8: DEBT

The following table shows the total principal amount, current and long-term portions, interest rates and maturities of our debt:

	2007			2006
DECEMBER 31,	TOTAL	CURRENT	LONG-TERM	TOTAL	CURRENT	LONG-TERM
6.875% Notes Due 2007	$—	$—	$—	$197.3	$197.3	$—
4.200% Notes Due 2008	200.0	200.0	—	200.0	—	200.0
4.875% Notes Due 2010	300.0	—	300.0	300.0	—	300.0
7.250% Notes Due 2012	204.0	—	204.0	204.1	—	204.1
8.072% Debentures Due 2037	—	—	—	348.6	—	348.6

Total Debt	$704.0	$200.0	$504.0	$1,250.0	$197.3	$1,052.7

At December 31, 2007, the aggregate annual principal amounts contractually payable under these obligations in each of the next five years and thereafter were as follows:

YEAR PAYABLE	AMOUNT DUE
2008	$200.0
2009	—
2010	300.0
2011	—
2012	204.0
2013 and Thereafter	—

Total Debt	$704.0

In connection with the issuance of Capital Securities in 1997, Safeco issued $876.3 in principal amount of Debentures to Safeco Capital Trust. The Capital Securities were mandatorily redeemable on July 15, 2037, the same date the Debentures were due. The Capital Securities could be redeemed, contemporaneously with the Debentures, beginning in July 2007, at a price of 104% of principal, with the call premium graded down to zero in 2017. Our obligation under the Debentures and related agreements, taken together, constituted a full and unconditional guarantee of payments due on the Capital Securities.

In July 2007, we redeemed the $322.3 remaining balance of our Debentures for $335.3. The Debentures were redeemed at a price of 104% of principal. We reported a pretax loss on our debt repurchase of $16.6 ($10.8 after tax), including the write-off of deferred debt costs in our Consolidated Statements of Income. We also retired our $26.3 Capital Trust equity investment, which was also reported as debt on our Consolidated Balance Sheets. In addition, we paid $197.3 for our 6.875% senior notes which matured in July 2007.

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

In January 2003, we issued $200.0 of senior notes with a coupon of 4.200% that matured in and were paid in full in February 2008 and $300.0 of senior notes with a coupon of 4.875% that mature in 2010. The notes are unsecured and rank equally with all other unsecured senior indebtedness of Safeco Corporation.

In August 2002, we issued $375.0 of senior notes at an interest rate of 7.25%. The notes mature in 2012. At the same time, we entered into a $375.0 notional interest rate swap. This converted our 7.25% fixed debt into a LIBOR-based floating rate obligation. We mark-to-market the fair value of the interest rate swap and we include the fair value of the interest rate swap as an offset to Debt on our Consolidated Balance Sheets. In 2004, we repurchased $145.0 in principal amount of these notes and terminated $145.0 notional amount of the related interest rate swap, and in 2005, we repurchased $25.9 in principal amount of those notes and terminated $25.9 notional amount of the related interest rate swap.

We maintain a bank credit facility of $300.0 available, which expires March 2010. The terms of the bank credit facility require us to pay a fee to have these funds available, maintain a minimum level of $2,700.0 shareholders’ equity plus 50% of accumulated net income, and keep our debt-to-capitalization ratio below a maximum of 37.5%. This facility does not require us to maintain any deposits as compensating balances. As of December 31, 2007 we had no borrowings under the bank credit facility and we were in compliance with all its covenants.

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

401(k)/PROFIT SHARING RETIREMENT PLAN

The Safeco 401(k)/Profit Sharing Retirement Plan (401(k) Plan) is a defined contribution plan. In a defined contribution plan, the benefits a participant will receive from the plan result from regular contributions made by the participant or the company. Our plan includes a minimum company contribution of 3% of each eligible participant’s compensation and a matching contribution of 66.6% of a participant’s contributions up to 6% of eligible compensation. An additional profit-sharing amount may also be contributed at the discretion of the Board.

Effective January 1, 2008, we increased our matching contributions to 100% of participants’ contributions up to 6% of eligible compensation. Additionally, our company contributions are immediately vested and employees are eligible to participate in the program as of their date of hire.

The following table summarizes the costs we charged to Expense:

YEAR ENDED DECEMBER 31,	2007	2006	2005
Minimum Contributions	$13.2	$14.4	$14.7
401(k) Matching Contributions	10.8	11.8	11.7
Discretionary Profit Sharing Contributions	—	23.4	19.3

Total	$24.0	$49.6	$45.7

The 401(k) Plan includes Safeco stock as an investment option. The 401(k) Plan held 1.7 million shares of Safeco stock at December 31, 2007 and 2.0 million shares at December 31, 2006.

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

Effective January 1, 2008, benefit accruals under the CBP were frozen and we do not expect to make any future contributions. Participants will continue to accrue a 5% annual interest credit on their benefit balances until the plan is terminated. We expect to terminate the CBP in 2008 and distribute plan assets to eligible participants as soon as administratively practical. The distribution of assets is likely to occur 2 to 3 years after filing a request for approval of the plan termination with applicable regulators.

PROJECTED BENEFIT OBLIGATION AND FUNDED STATUS OF CBP

We use December 31 as the measurement date for calculating the projected benefit obligation related to the CBP program. The following table summarizes our obligations and assets related to the CBP:

DECEMBER 31,	2007	2006
CHANGE IN PROJECTED BENEFIT OBLIGATION
Projected Benefit Obligation at Beginning of Year	$161.6	$156.4
Service Cost	11.4	12.4
Interest Cost	8.5	8.4
Actuarial (Gain) Loss	(1.0)	1.9
Benefits Paid	(22.8)	(17.6)
Curtailment	0.9	—
Change in Assumptions (a)	9.6	0.1

Projected Benefit Obligation at End of Year	168.2	161.6

CHANGE IN FAIR VALUE OF PLAN ASSETS
Fair Value of Plan Assets at Beginning of Year	188.6	166.9
Actual Return on Plan Assets	13.0	20.0
Employer Contributions	—	19.3
Benefits Paid	(22.8)	(17.6)

Fair Value of Plan Assets at End of Year	178.8	188.6

Funded Status at End of Year	$10.6	$27.0

(a)	Includes discount rate, mortality, retention, rate of salary growth and other assumptions, longevity of plan beneficiaries, length of service and other items. The 2007 amounts primarily relate to the changes in the discount rate.

To calculate our benefit obligation, we used a discount rate assumption of 4.75% at December 31, 2007 and 5.5% at December 31, 2006.

The following table summarizes the amounts in accumulated other comprehensive income that have not yet been recognized as components of net periodic benefit cost:

DECEMBER 31,	2007	2006
Unrecognized Actuarial Loss	$22.0	$16.8
Unrecognized Prior Service Cost	—	0.3

Total Recognized in Accumulated Other Comprehensive Income	$22.0	$17.1

We expect to continue amortizing unrecognized actuarial losses into net periodic benefit cost in 2008 until remaining payments are complete. When the payments are complete, the remaining balance of the unrecognized actuarial losses will be recognized in our Consolidated Statements of Income.

We invest our CBP assets in fixed maturities and marketable equity securities. Our investment strategy is intended to manage investment risk through diversification among asset classes, investment styles, industry weightings and issuer weightings. The following table displays our target allocations for 2008, as well as the distribution of our CBP assets at year-end:

	TARGET ALLOCATION	PERCENTAGE OF PLAN ASSETS AT DECEMBER 31,
	2008	2007	2006
ASSET ALLOCATION
Marketable Equity Securities	30.0%	26.7%	59.9%
Fixed Maturities	55.0	50.0	36.1
Cash and Cash Equivalents	15.0	15.3	4.0
Other Assets	0.0%	8.0%	0.0%

The following table summarizes net periodic pension costs charged to expense:

YEAR ENDED DECEMBER 31,	2007	2006	2005
Service Cost	$11.4	$12.4	$12.0
Interest Cost	8.5	8.4	7.8
Expected Return on Plan Assets	(12.6)	(12.8)	(11.4)
Settlement Loss	2.9	—	—
Curtailment	1.1	—	—
Amortization of Prior Service Cost and Unrecognized Actuarial Loss	0.1	1.5	1.0

Net Periodic Pension Costs Recognized	$11.4	$9.5	$9.4

We calculated net periodic pension costs for the CBP using the following assumptions:

DECEMBER 31,	2007	2006	2005
Pension Benefits:
Discount Rate	5.50%	5.50%	5.50%
Expected Long-Term Rate of Return on Plan Assets	7.00	8.00	8.00
Rate of Compensation Increases	5.00%	5.00%	5.00%

We determined the discount rate assumption by considering the general interest rate environment, calculation of an equivalent discount rate on a hypothetical portfolio of high-quality fixed maturities with future cash flows that are similar to the timing and amount of our estimated future benefit payments from the CBP, and other relevant factors.

We determined the expected long-term rate of return on plan assets assumption based on an evaluation of the expected allocation of plan assets, the historical and anticipated long-term future performance of various asset sectors and other relevant factors.

We estimate that benefit payments from the CBP over the next three years will be as follows:

YEAR OF PAYMENT	ESTIMATED BENEFIT PAYMENT
2008	$18.6
2009	18.6
2010 (a)	142.9

(a)	Includes estimated benefit payments upon termination of the CBP.

OTHER POSTRETIREMENT BENEFITS

We provide healthcare and life insurance benefits, which we refer to as Other Postretirement Benefits (OPRB), for certain active employees hired before 2004, as well as certain retired employees, their beneficiaries and eligible dependents.

The following table summarizes our accumulated benefit obligation and assets related to the OPRB program:

DECEMBER 31,	2007	2006
CHANGE IN ACCUMULATED BENEFIT OBLIGATION
Accumulated Benefit Obligation at Beginning of Year	$58.7	$58.6
Service Cost	0.2	0.5
Interest Cost	3.1	3.1
Actuarial Gain	(7.9)	(1.5)
Participant Contributions	3.6	4.0
Benefits Paid	(6.2)	(6.0)

Accumulated Benefit Obligation at End of Year	51.5	58.7

CHANGE IN FAIR VALUE OF PLAN ASSETS
Fair Value of Plan Assets at Beginning of Year	—	—
Employer Contributions	2.6	2.0
Participant Contributions	3.6	4.0
Benefits Paid	(6.2)	(6.0)

Fair Value of Plan Assets at End of Year	—	—

Funded Status at End of Year	$(51.5)	$(58.7)

The following table summarizes the amounts in accumulated other comprehensive income that have not yet been recognized as components of net periodic benefit cost:

DECEMBER 31,	2007	2006
Unrecognized Actuarial Gain	$(13.0)	$(6.0)
Unrecognized Prior Service Benefit	(19.0)	(29.4)

Total Recognized in Accumulated Other Comprehensive Income	$(32.0)	$(35.4)

We expect to amortize $2.0 of the actuarial gain and $10.5 of the prior service benefit from accumulated comprehensive income into net periodic benefit in 2008.

We calculated our obligation for the OPRB using a discount rate of 5.75% at December 31, 2007, and 5.50% at December 31, 2006. We determined the discount rate assumption by considering the general interest rate environment, calculation of an equivalent discount rate on a hypothetical portfolio of high-quality fixed maturities with future cash flows similar to the timing and amount of our estimated future OPRB payments and other relevant factors.

We calculated our OPRB obligation at December 31, 2007, using a healthcare cost trend rate of 11.00% for 2008 and assumed it gradually decreases to 5.00% in 2014 and remains at that level thereafter. A 1.00% increase or decrease in the assumed healthcare cost trend rate for each year would not have a material impact on our OPRB obligation or OPRB cost.

The following table summarizes costs credited to Income for this OPRB program:

YEAR ENDED DECEMBER 31,	2007	2006	2005
Service Cost	$0.2	$0.5	$0.2
Interest Cost	3.1	3.1	3.7
Amortization of Prior Service Benefit and Unrecognized Actuarial Gain	(11.3)	(11.1)	(9.3)

Net Periodic Pension Benefit Recognized	$(8.0)	$(7.5)	$(5.4)

We calculated the net periodic postretirement benefit charges (credits) for the OPRB program using a discount rate of 5.50% for 2007, 2006 and 2005.

We estimate that benefit payments related to our OPRB program over the next ten years will be as follows:

YEAR OF PAYMENT	ESTIMATED BENEFIT PAYMENT
2008	$4.3
2009	4.3
2010	4.4
2011	4.3
2012	4.2
2013 – 2017	18.7

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

Plan participants may select from a variety of investment choices for purposes of calculating the investment return attributable to their deferral. Under the terms of this plan, we credit accounts with gains (losses) based on the investment choices selected by the participant. Payments are generally made at termination of employment or upon retirement.

We also sponsor a voluntary DCP for directors. The crediting methodology and investment choices available to plan participants are similar to those offered under the executive DCP.

Expense for the DCP for both the executives and directors amounted to $1.4 in 2007, $2.1 in 2006 and $2.6 in 2005. These expenses reflect Safeco’s credits to participants’ accounts and investment gains (losses) based on the investment choices selected by each participant.

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

Our components of accumulated other comprehensive income or loss were:

	NET UNREALIZED GAINS (LOSSES) ON AVAILABLE- FOR-SALE SECURITIES	FOREIGN CURRENCY TRANSLATION ADJUSTMENT	UNRECOGNIZED PENSION COSTS	DEFERRED INCOME TAX	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balances at January 1, 2005	$797.4	$(9.7)	$—	$(272.4)	$515.3
Gross Unrealized Gains (Losses) on Investment Securities	(188.4)	—	—	67.1	(121.3)
Reclassification Adjustment for Net Realized Investment Gains Included in Net Income	(60.4)	—	—	16.9	(43.5)
Foreign Currency Translation	—	9.7	—	(3.4)	6.3

Balances at December 31, 2005	548.6	—	—	(191.8)	356.8
Gross Unrealized Gains (Losses) on Investment Securities	183.9	—	—	(55.2)	128.7
Reclassification Adjustment for Net Realized Investment Gains Included in Net Income	(3.8)	—	—	(7.9)	(11.7)
Adjustment to Initially Apply SFAS 158	—	—	16.0	(5.6)	10.4

Balances at December 31, 2006	728.7	—	16.0	(260.5)	484.2
Gross Unrealized Gains (Losses) on Investment Securities	(24.5)	—	—	28.7	4.2
Reclassification Adjustment for Net Realized Investment Gains Included in Net Income	(146.1)	—	—	30.8	(115.3)
Amortization of Pension and Other Postretirement Benefit Amounts	—	—	(9.0)	3.2	(5.8)

Balances at December 31, 2007	$558.1	$—	$7.0	$(197.8)	$367.3

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

COMPENSATION EXPENSE

Our pretax and after-tax share-based compensation expense is summarized as follows:

YEAR ENDED DECEMBER 31	2007	2006	2005
Share-based Compensation Expense	$16.1	$19.9	$25.7
Income Tax Benefit	5.5	6.7	8.6

Share-based Compensation Expense After Tax	$10.6	$13.2	$17.1

The compensation cost related to non-vested share-based compensation arrangements granted under the Plan but not yet recognized was $24.2 at December 31, 2007. We expect to recognize that cost over a weighted-average period of two years.

We recognize compensation expense associated with our share-based awards over the requisite service period. This is the period of time between the grant date and the awards’ stated vesting term except for retiree eligible employees. Compensation expense is recognized net of estimated forfeitures. Estimated forfeitures are based on historical data. To the extent actual forfeitures or revised estimates differ from the estimate used, cumulative adjustments will be made in the period that estimates are revised. We recognize RSR compensation expense to operations over the requisite service period and PSR compensation expense when it is probable the performance goals will be achieved.

At December 31, 2007, we had 777,142 stock options outstanding (vested and unvested), 628,867 RSRs awarded but not yet vested, and 2,922,900 shares of common stock reserved for future awards. We issue reserved shares to satisfy stock option exercises and the vesting of RSRs and PSRs settled in stock.

RSR AND PSR ACTIVITY

RSRs provide for the holder to receive a stated number of shares if the holder remains employed for a stated period of time. PSRs provide for the holder to receive a stated number of shares if the company attains certain specified performance goals within a stated performance cycle. There were no outstanding PSRs as of December 31, 2006 or 2007.

RSRs granted during 2007 vest on a different schedule than those granted in prior years. Previously, the awards generally vested on a pro-rata basis over four years. In 2007, RSRs cliff vest after two years.

We summarize our RSR activity for the year ended December 31, 2007 below:

	SHARES	WEIGHTED AVERAGE GRANT DATE FAIR VALUE
Non-vested at January 1, 2007	575,065	$50.70
Granted	308,734	66.20
Vested	(145,208)	49.62
Forfeited	(109,724)	56.70

Non-vested at December 31, 2007	628,867	$57.51

We paid $2.9 for 2007, $14.2 for 2006 and $8.0 for 2005 to settle RSRs in cash which includes employees’ tax withholding obligations. We used stock valued at $6.3 in 2007, $3.6 in 2006 and $3.5 in 2005 to settle RSRs.

We paid $1.8 in cash in 2006 and $1.5 in 2005 to settle PSRs. We used stock valued at $0.4 in 2006 and $1.3 in 2005 to settle PSRs.

We summarize our RSRs and PSRs granted and vested for the three years ended December 31 below:

YEAR ENDED DECEMBER 31,	2007	2006	2005
Weighted Average Grant-Date Fair Value of RSRs	$66.20	$52.87	$50.25
Weighted Average Grant-Date Fair Value of PSRs	$—	$50.67	$46.61

Fair Value of RSRs Vested	$9.2	$17.8	$11.5
Fair Value of PSRs Vested	$—	$2.2	$2.8

STOCK OPTION ACTIVITY

We summarize stock option activity for the year ended December 31, 2007 below:

	SHARES	WEIGHTED- AVERAGE EXERCISE PRICE PER SHARE	WEIGHED- AVERAGE REMAINING CONTRACTUAL TERM (IN YEARS)	AGGREGATE INTRINSIC VALUE
Outstanding at January 1, 2007	1,006,126	$40.71	6.37	$22.0
Granted	202,650	67.89
Exercised	(379,572)	34.49
Forfeited	(52,062)	52.96

Outstanding at December 31, 2007	777,142	50.02	6.73	7.0

Vested or Expected to Vest at December 31, 2007	712,288	48.95	6.57	7.0

Exercisable at December 31, 2007	344,781	$35.29	4.51	$7.0

Stock options granted during 2007 cliff vest after three years and expire in seven years. Previously, the awards generally vested on a pro-rata basis over four years and expire in ten years.

We summarize the cash received, the income tax benefits, and the intrinsic value from our stock options exercised for the three years ended December 31 below:

YEAR ENDED DECEMBER 31,	2007	2006	2005
Cash from Stock Options Exercised	$13.1	$77.1	$42.5
Income Tax Benefits from Stock Options Exercised	3.4	16.0	6.0
Intrinsic Value of Options Exercised	$10.8	$47.1	$19.3

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

•

Expected Life of Stock Awards – As allowed under SFAS 123(R) and Staff Accounting Bulletin (SAB) 107, we elected the simplified method to calculate an expected life based on the midpoint between the vesting date and the end of the contractual term of the stock award. We will use the historical method after December 31, 2007.

We show the weighted-average assumptions used in the option pricing model for awards below:

YEAR ENDED DECEMBER 31,	2007	2006
Expected Dividend Yield	2.2%	2.1%
Weighted-Average Volatility in Stock Price	20.0%	31.3%
Risk-Free Interest Rate	4.8%	4.4%
Expected Life of Stock Awards	5.0 years	6.9 years
Weighted Average Fair Value at Grant Date	$14.15	$18.78

SAFECO AGENCY STOCK PURCHASE PLAN

The Safeco Agency Stock Purchase Plan of 2000 (Agency Plan) provides for the issuance of up to 1,000,000 shares of our common stock to agents who meet certain eligibility requirements. Agents meeting the eligibility requirements can purchase our common stock at a discount from the closing market price on the purchase day.

Common Stock issued under the Agency Plan is held in a custodial account and restricted from sale, transfer or assignment during a two-year restriction period. Cumulative shares purchased were 182,435 as of December 31, 2007 and 106,415 as of December 31, 2006.

NOTE 12: SALES OF REAL ESTATE

In 2006, we revised our real estate strategy. In 2007, we re-established our corporate headquarters in leased space in downtown Seattle, Washington. During 2006, we sold five properties for proceeds of $372.1 and reported a net pretax gain of $168.7 ($109.6 after tax), detailed in the table below:

REAL ESTATE SOLD	PROCEEDS	PRETAX GAIN ON SALE	AFTER-TAX GAIN ON SALE
Redmond, Washington	$212.6	$41.1	$26.7
University District, Seattle, Washington	124.1	107.4	69.8
Portland, Oregon	19.4	15.2	9.9
Pleasant Hill, California	10.2	2.8	1.8
Spokane, Washington	5.8	2.2	1.4

Total Real Estate Sold	$372.1	$168.7	$109.6

NOTE 13: COMMITMENTS AND CONTINGENCIES

INSURANCE ASSESSMENTS

Under state insolvency and guaranty laws, insurers licensed to do business in each state can be assessed or required to contribute to state guaranty funds to cover policyholder losses resulting from insurer insolvencies. We also are required to participate in assigned risk plans, reinsurance facilities and joint underwriting associations that provide insurance to individuals or entities who otherwise would be unable to purchase such coverage. We do not discount or report liabilities for guaranty funds net of premium taxes, and we include them in Other Liabilities on the Consolidated Balance Sheets. We had liabilities of $8.2 at December 31, 2007 and $8.9 at December 31, 2006 for estimated guaranty fund assessments.

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

Our minimum rental and other commitments for the next five years and thereafter, including cost escalation clauses, for real estate leases and other commitments in effect at December 31, 2007 are as follows:

YEAR PAYABLE	REAL ESTATE LEASE COMMITMENTS	OTHER COMMITMENTS	TOTAL
2008	$44.4	$21.8	$66.2
2009	43.2	8.7	51.9
2010	27.5	5.3	32.8
2011	26.2	5.4	31.6
2012	23.6	5.4	29.0
2013 and Thereafter	91.4	34.4	125.8

Total	$256.3	$81.0	$337.3

The amount of rent expense, net of sublease rental income, we charged to expense was $59.3 for 2007, $53.6 for 2006 and $57.2 for 2005. Rent expense in 2007 includes $10.0 for the lease of our new corporate headquarters and $9.0 for the short-term lease of our former headquarters which expired on December 31, 2007.

LEGAL PROCEEDINGS

As is common in the insurance and financial service industries in general, we are subject to legal actions filed or threatened, including punitive damages, in the ordinary course of our operations. Generally, our involvement in legal actions involves defending third-party claims brought against our insureds (in our role as liability insurer) or principals of surety bonds and defending policy coverage claims brought against us.

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

INVESTMENTS IN LIMITED PARTNERSHIPS

We have commitments to invest a certain amount of capital in various limited partnerships and investment funds. Our total remaining commitments to these limited partnerships and investment funds was approximately $71.4 as of December 31, 2007 payable at various dates over the next five years. The actual timing and amount of payments could differ from our current estimates.

NOTE 14: CONTRIBUTIONS TO SAFECO INSURANCE FOUNDATION

In 2007, we made a non-revocable, non-refundable contribution to Safeco Insurance Foundation, (the Foundation), a separate 501(c)3 endowment fund, of appreciated marketable equity securities with a fair value of $60.0 and a book value of $2.1. In 2006, we funded the Foundation with a non-revocable, non-refundable contribution of appreciated marketable equity securities with a fair value of $30.0 and a book value of $0.8. The Foundation was organized exclusively for charitable, scientific, literary or educational purposes. The Board of the Foundation currently consists of Safeco employees and may include outside members. Since the Foundation’s inception, we have provided at no charge certain services and resources to the Foundation such as accounting, legal and investment management services and office space.

The contributions had the following impact on our Consolidated Statements of Income for years ended December 31, 2007 and 2006:

DECEMBER 31,	2007	2006
Contributions to Safeco Insurance Foundation	$(60.0)	$(30.0)
Net Realized Investment Gains	57.9	29.2

Total Loss before Income Taxes	(2.1)	(0.8)
Income Tax Benefit	21.0	10.5

Impact on Net Income	$18.9	$9.7

NOTE 15: RESTRUCTURING AND ASSET IMPAIRMENT CHARGES

In 2006, we implemented an organizational design initiative intended to make us a more nimble and efficient competitor. This initiative included reducing the number of organizational layers and increasing the average span of management control, in order to streamline decision-making and give employees greater authority to take action quickly. As a result of this and other organizational design changes, approximately 250 positions were eliminated. We also incurred asset impairment charges in connection with our real estate consolidation efforts. We evaluate long-lived assets, such as furniture and equipment, for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. When net proceeds expected from the disposition of an asset are less than the carrying value of the asset, we reduce the carrying amount of the asset to its estimated fair value and recognize an impairment loss in our Consolidated Statements of Income. We completed our 2006 restructuring plan in 2007.

Restructuring and asset impairment charges are allocated to our reportable segments in accordance with SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” and SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Costs that do not meet the criteria for accrual are expensed as restructuring charges when we incur them.

Costs and total estimated costs we incurred in connection with the restructuring and asset impairment are as follows:

	TOTAL EXPECTED COSTS	COSTS INCURRED TO DATE	YEAR ENDED DECEMBER 31
			2007	2006
Employee Termination Benefits	$12.3	$12.3	$1.6	$10.7
Asset Impairment	11.9	11.9	0.2	11.7
Lease Termination and Other Costs	2.5	2.5	1.3	1.2

Total	$26.7	$26.7	$3.1	$23.6

These costs are allocated to reportable segments as follows:

	TOTAL EXPECTED COSTS	COSTS INCURRED TO DATE	YEAR ENDED DECEMBER 31
			2007	2006
Safeco Personal Insurance (SPI)
Auto	$12.9	$12.9	$1.5	$11.4
Property	4.3	4.3	0.5	3.8
Specialty	0.5	0.5	—	0.5

Total SPI	17.7	17.7	2.0	15.7

Safeco Business Insurance (SBI)
SBI Regular	5.9	5.9	0.7	5.2
SBI Special Accounts Facility	1.3	1.3	0.2	1.1

Total SBI	7.2	7.2	0.9	6.3

Surety	1.4	1.4	0.1	1.3
Other	0.4	0.4	0.1	0.3

Total	$26.7	$26.7	$3.1	$23.6

Activity related to restructuring and asset impairment charges for 2007 was as follows:

	ACCRUAL AT DECEMBER 31, 2006	COSTS INCURRED	AMOUNTS PAID AND ASSETS IMPAIRED	ACCRUAL AT DECEMBER 31, 2007
Employee Termination Benefits	$3.8	$1.6	$5.4	$—
Lease Termination and Other Costs	0.1	1.5	1.6	—

Total	$3.9	$3.1	$7.0	$—

NOTE 16: SALE OF SAFECO FINANCIAL INSTITUTION SOLUTIONS

On April 30, 2006, we completed the sale of Safeco Financial Institution Solutions (SFIS), our lender-placed property insurance business, to Assurant, Inc. We received initial consideration of $11.0. The agreement provides for future payments up to $30.0 contingent on various factors. Two contingent payments for a total of $12.5 were based on the retention of key clients through October 27, 2006 and January 25, 2007. The contingencies were resolved by virtue of key client renewals, and we received payments of $7.5 on November 1, 2006 and $5.0 on January 30, 2007. The agreement also provides for the payments of $5.0 in 2008 based on retained gross written premium levels. In 2006, we recognized a pretax gain on this sale of $3.1 ($0.1 after tax) in net realized investment gains in our Consolidated Statements of Income. In 2007, we recognized a pretax gain on this sale of $5.4 ($3.2 after tax) in net realized investment gains in our Consolidated Statements of Income.

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

NOTE 17: DIVIDEND RESTRICTIONS AND STATUTORY FINANCIAL INFORMATION

Our insurance subsidiaries are restricted by state regulations as to the aggregate amount of dividends they may pay in any consecutive 12-month period without regulatory approval. Within defined limits, our insurance subsidiaries may pay dividends out of earned surplus without approval with 30 days prior written notice to the applicable state insurance commission. The limits are generally based on the greater of 10% of the prior year’s statutory surplus or prior year’s statutory net gain from operations. Dividends in excess of the prescribed limits or the subsidiary’s earned surplus require formal state insurance commission approval. Based on statutory limits as of December 31, 2007, Safeco Corporation is able to receive up to $584.4 in dividends from our insurance subsidiaries in the aggregate in 2008 without obtaining prior regulatory approval.

When insurance subsidiaries pay dividends to Safeco Corporation, we then use that money to pay dividends to our shareholders, repurchase common stock and to make principal and interest payments on our debt.

In addition to the regularly scheduled dividends from our insurance subsidiaries in 2007, we received approval from state regulators for special dividends totaling $700.0, which was paid in August 2007.

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

Statutory capital and surplus and statutory net income differ from amounts reported in accordance with GAAP primarily because policy acquisition costs are expensed when incurred, fixed maturities are reported at amortized cost, and income tax expense reflects only taxes paid or currently payable under statutory accounting rules.

Statutory net income and statutory capital and surplus were:

DECEMBER 31,	2007	2006	2005
Statutory net income	$752.0	$900.1	$793.7
Statutory capital and surplus at December 31,	$2,924.1	$3,908.4	$3,691.9

NOTE 18: SEGMENT INFORMATION

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

SBI

SBI offers business owner policies, commercial auto, commercial multi-peril, workers’ compensation, commercial property and general liability policies. SBI’s operations are organized around two segments: SBI Regular and SBI Special Accounts Facility.

SBI Regular – SBI Regular is our core commercial segment, writing a variety of commercial insurance products for small- to mid-sized businesses (customers who pay annual premiums of $250,000 or less). Our principal business insurance products include business owner policies, commercial auto, commercial multi-peril, workers’ compensation, commercial property and general liability insurance.

SBI Special Accounts Facility – SBI Special Accounts Facility writes large-commercial accounts (customers who pay annual premiums of more than $250,000) for our key agents and brokers who sell our core commercial products. We also write three specialty commercial insurance programs, which provide agents’ errors and omissions insurance (predominantly for our agents), property and liability insurance for mini-storage and warehouse properties, and professional and general liability insurance for non-profit social service organizations.

SURETY

We offer surety bonds primarily for construction and commercial businesses.

P&C OTHER

P&C Other includes run-off assumed reinsurance, large-commercial business accounts and commercial specialty programs in run-off our own self-insurance, asbestos and environmental results, run-off religious institutions and other business and programs that we have exited.

CORPORATE

The Corporate segment includes certain transactions such as the interest expense we pay on our debt, debt repurchases, miscellaneous corporate investment income and intercompany eliminations, real estate holdings, contributions to the Foundation and other corporate activities that are not allocated to individual reportable segments.

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

The following tables present selected financial information by segment and reconcile segment revenues, underwriting and operating results to amounts reported in our Consolidated Statements of Income:

Revenues

YEAR ENDED DECEMBER 31,	2007	2006	2005
Net Earned Premiums
SPI
Auto	$2,604.8	$2,713.2	$2,820.4
Property	942.3	909.0	913.3
Specialty	115.9	105.4	98.1

Total SPI	3,663.0	3,727.6	3,831.8

SBI
SBI Regular	1,297.8	1,245.4	1,272.2
SBI Special Accounts Facility	261.3	264.2	283.2

Total SBI	1,559.1	1,509.6	1,555.4

Surety	352.9	297.5	260.9
P&C Other	1.0	73.6	157.3

Total Earned Premiums	5,576.0	5,608.3	5,805.4
P&C Net Investment Income	462.2	476.6	460.6

Total P&C Revenues	6,038.2	6,084.9	6,266.0
Corporate	24.5	32.5	24.5
Gains on Sales of Real Estate	—	168.7	—
Net Realized Investment Gains	146.1	3.8	60.4

Total Revenues	$6,208.8	$6,289.9	$6,350.9

Pretax Underwriting Profit (Loss) and Net Income

YEAR ENDED DECEMBER 31,	2007	2006	2005
Underwriting Profit (Loss)
SPI
Auto	$31.8	$244.1	$139.6
Property	126.1	163.7	198.2
Specialty	17.7	29.0	6.9

Total SPI	175.6	436.8	344.7

SBI
SBI Regular	131.8	162.2	144.7
SBI Special Accounts Facility	58.5	68.7	78.7

Total SBI	190.3	230.9	223.4

Surety	148.0	98.4	55.0
P&C Other	(34.1)	(54.4)	(103.9)

Total Underwriting Profit	479.8	711.7	519.2
P&C Net Investment Income	462.2	476.6	460.6
Restructuring and Asset Impairment Charges	(3.1)	(25.7)	(2.7)
P&C Net Realized Investment Gains (Losses)	63.4	(22.0)	63.6

Total P&C	1,002.3	1,140.6	1,040.7
Corporate	(56.3)	(61.1)	(47.8)
Gains on Sales of Real Estate	—	168.7	—
Contributions to Safeco Insurance Foundation	(60.0)	(30.0)	—
Losses on Debt Repurchases	(16.6)	(4.5)	(4.0)
Corporate Net Realized Investment Gains (Losses)	82.7	25.8	(3.2)

Income before Income Taxes	952.1	1,239.5	985.7
Provision for Income Taxes	244.3	359.5	294.6

Net Income	$707.8	$880.0	$691.1

Combined Ratio

YEAR ENDED DECEMBER 31,	2007	2006	2005
SPI
Auto	98.8%	91.0%	95.1%
Property	86.6	82.0	78.3
Specialty	84.7	72.5	93.0

Total SPI	95.2	88.3	91.0

SBI
SBI Regular	89.8	87.0	88.6
SBI Special Accounts Facility	77.6	74.0	72.2

Total SBI	87.8	84.7	85.6

Surety	58.1	66.9	78.9
P&C Other	*	*	*

Total Combined Ratio +	91.4%	87.3%	91.1%

+	Combined ratios are GAAP basis. Expressed as a percentage, they are equal to losses and expenses divided by net earned premiums.
*	Not meaningful because this is run-off business with minimal premium.

The following table presents total assets, reported on our Consolidated Balance Sheets, by segment:

Assets

DECEMBER 31,	2007	2006
SPI
Auto	$3,713.2	$4,388.1
Property	1,830.9	2,146.8
Specialty	230.4	245.2

Total SPI	5,774.5	6,780.1

SBI
SBI Regular	3,305.6	3,642.1
SBI Special Accounts Facility	618.3	707.0

Total SBI	3,923.9	4,349.1

Surety	818.6	804.2
P&C Other	1,648.7	1,671.1

Total	12,165.7	13,604.5
Corporate	474.7	608.5

Total Assets	$12,640.4	$14,213.0

NOTE 19: QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

	FIRST QUARTER	SECOND QUARTER	THIRD QUARTER	FOURTH QUARTER	FULL YEAR
Revenues
2007	$1,506.6	$1,539.6	$1,638.2	$1,524.4	$6,208.8
2006 (a)	1,561.5	1,535.9	1,659.8	1,532.7	6,289.9

Net Income
2007	$182.5	$186.4	$194.4	$144.5	$707.8
2006 (a)	208.2	199.7	255.7	216.4	880.0

Net Income Per Share:
Diluted
2007	$1.71	$1.75	$1.93	$1.56	$6.97
2006 (a)	1.69	1.68	2.20	1.96	7.51
Basic
2007	$1.73	$1.76	$1.93	$1.56	$7.01
2006 (a)	1.71	1.69	2.21	1.98	7.56

(a)	Includes pretax gains on sales of real estate of $32.8 ($21.3 after tax) in the second quarter of 2006, $122.6 ($79.7 after tax) in the third quarter of 2006 and $13.3 ($8.6 after tax) in the fourth quarter of 2006.

FINANCIAL STATEMENT SCHEDULES

SCHEDULE I: SUMMARY OF INVESTMENTS – OTHER THAN INVESTMENTS IN RELATED PARTIES

(In Millions)

DECEMBER 31, 2007	COST OR AMORTIZED COST	FAIR VALUE	BALANCE SHEET
Fixed Maturities
Bonds
U.S. Government and Agencies	$287.7	$307.8	$307.8
States and Political Subdivisions	4,770.3	4,853.4	4,853.4
Foreign Governments	23.9	30.2	30.2
Public Utilities	235.5	241.1	241.1
Mortgage-Backed Securities	1,002.1	1,012.0	1,012.0
All Other Corporate Bonds	1,275.6	1,299.1	1,299.1
Redeemable Preferred Stocks	20.1	20.3	20.3

Total Fixed Maturities	7,615.2	7,763.9	7,763.9

Marketable Equity Securities
Common Stocks
Public Utilities	40.4	74.4	74.4
Banks, Trust and Insurance Companies	194.2	231.4	231.4
Industrial, Miscellaneous and All Other	580.6	926.4	926.4
Non-Redeemable Preferred Stocks	178.0	170.4	170.4

Total Marketable Equity Securities	993.2	1,402.6	1,402.6
Other Invested Assets (1)	48.6	48.6	48.6

Total Investments	$8,657.0	$9,215.1	$9,215.1

(1)	Other Invested Assets include limited partnerships.

SCHEDULE II: CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT (PARENT COMPANY)

CONDENSED STATEMENTS OF INCOME

(In Millions)

YEAR ENDED DECEMBER 31,	2007	2006	2005
REVENUES
Dividends — Non-affiliates	$2.6	$3.0	$0.6
Interest — Affiliates	1.1	6.6	13.0
— Non-affiliates	19.8	25.6	18.0
Net Realized Investment Gains (Losses)	19.3	(6.5)	(1.2)

Total Revenues	42.8	28.7	30.4

EXPENSES
Interest	68.7	91.4	88.6
Other	14.9	6.1	(5.7)
Losses on Debt Repurchases	16.6	4.5	4.0

Total Expenses	100.2	102.0	86.9

Loss before Income Taxes	(57.4)	(73.3)	(56.5)
Benefit from Income Taxes	(17.8)	(38.4)	(57.3)

Income (Loss) before Equity in Net Income of Subsidiaries	(39.6)	(34.9)	0.8
Equity in Net Income of Subsidiaries	747.4	914.9	690.3

Consolidated Net Income	$707.8	$880.0	$691.1

SCHEDULE II: CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT (PARENT COMPANY)

CONDENSED BALANCE SHEETS

(In Millions)

DECEMBER 31,	2007	2006
ASSETS
Investments
Stock of Subsidiaries, at Cost Plus Equity in Undistributed Earnings	$3,745.0	$4,705.0
Fixed Maturities Available-for-Sale, at Fair Value (Cost or amortized cost: $163.4; $283.5)	165.0	284.1
Marketable Equity Securities Available-for-Sale, at Fair Value (Cost: $42.5; $97.4)	55.0	92.4
Other Invested Assets	1.6	1.2

Total Investments	3,966.6	5,082.7
Cash and Cash Equivalents	197.6	114.8
Receivables from Affiliated Companies	—	1.2
Accrued Investment Income	5.1	8.8
Current Income Taxes Recoverable	5.4	51.3
Net Deferred Income Tax Assets	6.8	3.1
Other Assets	3.1	10.5
Securities Lending Collateral	10.3	75.0

Total Assets	$4,194.9	$5,347.4

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest Payable	$14.5	$33.6
Dividends Payable to Shareholders	37.4	31.6
Debt	704.0	1,250.0
Other Liabilities	14.6	13.0
Securities Lending Payable	10.3	75.0

Total Liabilities	780.8	1,403.2

Commitments and Contingencies	—	—
Restricted Stock Rights	21.5	16.3

Preferred Stock, No Par Value
Shares Authorized: 10
Shares Issued and Outstanding: None	—	—
Common Stock, No Par Value
Shares Authorized: 300
Shares Reserved for Stock Awards: 4.3; 4.9
Shares Issued and Outstanding: 89.7; 105.3	—	3.2
Retained Earnings	3,025.3	3,440.5
Accumulated Other Comprehensive Income, Net of Taxes	367.3	484.2

Total Shareholders’ Equity	3,392.6	3,927.9

Total Liabilities and Shareholders’ Equity	$4,194.9	$5,347.4

SCHEDULE II: CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT (PARENT COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

(In Millions)

YEAR ENDED DECEMBER 31,	2007	2006	2005
OPERATING ACTIVITIES
Dividends and Interest Received — Affiliates	$1,577.9	$795.0	$507.1
— Non-affiliates	25.5	26.7	15.8
Interest Paid	(82.0)	(91.4)	(86.5)
Income Taxes Received	65.4	94.9	113.2
Other, Net	(0.8)	12.5	16.3

Net Cash Provided by Operating Activities	1,586.0	837.7	565.9

INVESTING ACTIVITIES
Purchases of:
Fixed Maturities Available-for-Sale	(112.3)	(140.9)	(216.4)
Marketable Equity Securities Available-for-Sale	(162.0)	(29.0)	(44.8)
Other Invested Assets	(0.8)	(0.4)	(0.1)
Maturities and Calls of Fixed Maturities Available-for-Sale	48.5	49.5	55.8
Sales of:
Fixed Maturities Available-for-Sale	183.2	156.5	201.5
Marketable Equity Securities Available-for-Sale	200.5	6.9	—
Other Invested Assets	10.4	—	0.3
Retirement of Capital Trust Securities	26.3	—	—
Funds Repaid by Subsidiaries	—	213.5	—
Net Capital (Contributions) Distributions to Subsidiaries	(8.7)	20.6	(3.2)
Securities Lending Collateral Returned (Invested)	(64.7)	84.8	104.5
Other, Net	(0.8)	—	—

Net Cash Provided by Investing Activities	119.6	361.5	97.6

FINANCING ACTIVITIES
Common Stock Reacquired	(1,000.0)	(1,165.2)	(255.9)
Repurchases of Debt	(558.9)	(60.4)	(29.8)
Securities Lending Collateral (Paid) Received	64.7	(84.8)	(104.5)
Dividends Paid to Shareholders	(144.2)	(130.2)	(118.9)
Stock Options Exercised	15.6	86.8	32.8

Net Cash Used in Financing Activities	(1,622.8)	(1,353.8)	(476.3)

Net Increase (Decrease) in Cash and Cash Equivalents	82.8	(154.6)	187.2
Cash and Cash Equivalents at Beginning of Year	114.8	269.4	82.2

Cash and Cash Equivalents at End of Year	$197.6	$114.8	$269.4

SCHEDULE II: CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT (PARENT COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

Reconciliation of Net Income to Net Cash Provided by Operating Activities

(In Millions)

YEAR ENDED DECEMBER 31,	2007	2006	2005
Net Income	$707.8	$880.0	$691.1

Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Equity in Net Income of Consolidated Subsidiaries	(747.4)	(914.9)	(690.3)
Dividends and Interest Received from Consolidated Subsidiaries	1,577.9	795.0	507.1
Net Realized Investment (Gains) Losses	(19.3)	6.5	1.2
Amortization and Depreciation	3.8	3.8	4.4
Deferred Income Tax (Benefit) Provision	(1.0)	7.3	(4.3)
Losses on Debt Repurchases	16.6	4.5	4.0
Other, Net	5.5	(6.0)	15.9

Changes in:
Accrued Investment Income	3.7	1.8	8.2
Interest Payable	(19.1)	(2.1)	(0.6)
Current Income Taxes Recoverable	45.9	36.7	52.0
Other Assets and Liabilities	11.6	25.1	(22.8)

Total Adjustments	878.2	(42.3)	(125.2)

Net Cash Provided by Operating Activities	$1,586.0	$837.7	$565.9

As described in Note 1, we issued 866,685 shares to settle an accelerated share repurchase program in the year ended December 31, 2007.

There were no significant non-cash financing or investing activities for the years ended December 31, 2007, 2006 or 2005, except as provided above.

SCHEDULE III: SUPPLEMENTAL INSURANCE INFORMATION

Segment	DEFERRED POLICY ACQUISITION COSTS	LOSS & LOSS ADJUSTMENT EXPENSE RESERVES	UNEARNED PREMIUMS	NET EARNED PREMIUMS	NET INVESTMENT INCOME	LOSSES AND LOSS ADJUSTMENT EXPENSES	AMORTIZATION OF DEFERRED POLICY ACQUISITION COSTS	OTHER UNDERWRITING AND OPERATING COSTS	NET WRITTEN PREMIUMS
December 31, 2007
Property & Casualty
SPI
Auto	$99.1	$1,602.2	$634.1	$2,604.8	$145.6	$1,950.0	$390.3	$232.7	$2,581.7
Property	98.2	272.6	534.2	942.3	71.0	543.5	176.0	96.7	972.4
Specialty	9.6	79.9	51.1	115.9	8.9	65.6	20.6	12.0	120.2
SBI
SBI Regular	107.8	1,675.0	656.4	1,297.8	120.3	738.6	213.9	213.5	1,324.1
SBI Special Accounts Facility	21.0	317.6	117.1	261.3	23.1	116.2	47.9	38.7	249.6
Surety	80.0	111.7	236.1	352.9	27.9	60.4	105.5	39.0	388.1
P&C Other	—	1,126.0	11.9	1.0	65.4	46.2	—	(11.1)	3.7
Restructuring and Asset Impairment Charges	—	—	—	—	—	—	—	3.1	—

Total	415.7	5,185.0	2,240.9	5,576.0	462.2	3,520.5	954.2	624.6	5,639.8
Corporate	—	—	—	—	24.5	—	—	157.4	—

Consolidated Totals	$415.7	$5,185.0	$2,240.9	$5,576.0	$486.7	$3,520.5	$954.2	$782.0	$5,639.8

SCHEDULE III: SUPPLEMENTAL INSURANCE INFORMATION

Segment	DEFERRED POLICY ACQUISITION COSTS	LOSS & LOSS ADJUSTMENT EXPENSE RESERVES	UNEARNED PREMIUMS	NET EARNED PREMIUMS	NET INVESTMENT INCOME	LOSSES AND LOSS ADJUSTMENT EXPENSES	AMORTIZATION OF DEFERRED POLICY ACQUISITION COSTS	OTHER UNDERWRITING AND OPERATING COSTS	NET WRITTEN PREMIUMS
December 31, 2006
Property & Casualty
SPI
Auto	$91.7	$1,611.5	$657.4	$2,713.2	$155.9	$1,836.2	$365.0	$267.9	$2,677.7
Property	91.3	282.1	503.7	909.0	73.7	481.0	166.8	97.5	924.2
Specialty	8.6	74.0	46.8	105.4	8.6	44.8	18.6	13.0	110.6
SBI
SBI Regular	101.5	1,615.7	628.8	1,245.4	123.2	654.1	207.0	222.1	1,262.9
SBI Special Accounts Facility	22.2	313.6	129.1	264.2	27.2	103.3	49.6	42.6	267.5
Surety	68.6	58.0	200.2	297.5	22.6	67.4	98.0	33.7	326.3
P&C Other	—	1,216.5	9.3	73.6	65.4	93.0	22.9	12.1	72.7
Restructuring and Asset Impairment Charges	—	—	—	—	—	—	—	25.7	—

Total	383.9	5,171.4	2,175.3	5,608.3	476.6	3,279.8	927.9	714.6	5,641.9
Corporate	—	—	—	—	32.5	—	—	128.1	—

Consolidated Totals	$383.9	$5,171.4	$2,175.3	$5,608.3	$509.1	$3,279.8	$927.9	$842.7	$5,641.9

SCHEDULE III: SUPPLEMENTAL INSURANCE INFORMATION

Segment	DEFERRED POLICY ACQUISITION COSTS	LOSS & LOSS ADJUSTMENT EXPENSE RESERVES	UNEARNED PREMIUMS	NET EARNED PREMIUMS	NET INVESTMENT INCOME	LOSSES AND LOSS ADJUSTMENT EXPENSES	AMORTIZATION OF DEFERRED POLICY ACQUISITION COSTS	OTHER UNDERWRITING AND OPERATING COSTS	NET WRITTEN PREMIUMS
December 31, 2005
Property & Casualty
SPI
Auto	$99.2	$1,694.3	$692.6	$2,820.4	$149.7	$2,032.6	$377.2	$271.0	$2,820.0
Property	90.8	305.5	488.8	913.3	71.0	457.8	167.5	89.8	908.2
Specialty	8.0	80.5	41.4	98.1	7.4	63.4	17.0	10.8	101.3
SBI
SBI Regular	97.7	1,502.1	610.7	1,272.2	117.6	698.3	213.3	215.9	1,263.0
SBI Special Accounts Facility	22.0	320.8	124.9	283.2	20.0	119.2	82.6	2.7	275.1
Surety	58.7	17.1	170.5	260.9	17.1	84.8	92.6	28.5	278.4
P&C Other	—	1,437.9	10.9	157.3	77.8	178.9	22.9	59.4	156.1
Restructuring and Asset Impairment Charges	—	—	—	—	—	—	—	2.7	—

Total	376.4	5,358.2	2,139.8	5,805.4	460.6	3,635.0	973.1	680.8	5,802.1
Corporate	—	—	—	—	24.5	—	—	76.3	—

Consolidated Totals	$376.4	$5,358.2	$2,139.8	$5,805.4	$485.1	$3,635.0	$973.1	$757.1	$5,802.1

SCHEDULE VI: SUPPLEMENTAL INFORMATION CONCERNING CONSOLIDATED PROPERTY & CASUALTY INSURANCE OPERATIONS

AFFILIATION WITH REGISTRANT: PROPERTY & CASUALTY SUBSIDIARIES

(In Millions)

DECEMBER 31,	2007	2006	2005
Deferred Policy Acquisition Costs	$415.7	$383.9	$376.4
Loss and Loss Adjustment Expense Reserves	5,185.0	5,171.4	5,358.2
Unearned Premiums	$2,240.9	$2,175.3	$2,139.8

YEAR ENDED DECEMBER 31,	2007	2006	2005
Earned Premiums	$5,576.0	$5,608.3	$5,805.4
Net Investment Income	462.2	476.6	460.6
Losses and Loss Adjustment Expenses Incurred Related to:
Current Year	3,644.1	3,426.0	3,680.9
Prior Years	(123.6)	(146.2)	(45.9)
Amortization of Deferred Policy Acquisition Costs	954.2	927.9	973.1
Paid Losses and Loss Adjustment Expenses	3,505.0	3,461.5	3,531.6
Net Written Premiums	$5,639.8	$5,641.9	$5,802.1

INDEX TO EXHIBITS

3.1	Bylaws (as amended December 14, 2007), filed as Exhibit 3.1 to Safeco’s Current Report on Form 8-K dated December 18, 2007, is incorporated herein by this reference.

3.2	Restated Articles of Incorporation (as amended May 7, 1997), filed as Exhibit 3.2 to Safeco’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 (File No. 1-6563), are incorporated herein by this reference.

4.1	Indenture, dated as of February 15, 2000, among Safeco and The Chase Manhattan Bank, N.A., as Trustee, filed as Exhibit 4.8 to Safeco’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 1-6563), is incorporated herein by this reference.

4.2	Form of Safeco Agency Stock Purchase Plan Terms and Conditions as Agreed to by the Agency, filed as Exhibit 4.10 to Safeco’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 1-6563), is incorporated herein by this reference.

4.3	Indenture for Debt Securities between J.P. Morgan Trust Company, National Association and Safeco, dated as of August 23, 2002, filed as Exhibit 4.11 to Safeco’s Current Report on Form 8-K dated January 28, 2003 (File No. 1-6563), is incorporated herein by this reference.

4.4	Form of 4.200% Senior Notes due 2008, filed as Exhibit 4.12 to Safeco’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 1-6563), is incorporated herein by this reference.

4.5	Form of 4.875% Senior Notes due 2010, filed as Exhibit 4.13 to Safeco’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 1-6563), is incorporated herein by this reference.

10.1	Safeco Corporation Deferred Compensation Plan for Directors, as Amended and Restated effective November 1, 2004, filed as Exhibit 10.1 to Safeco’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (File No. 1-6563), is incorporated herein by this reference.

10.2	Safeco Deferred Compensation Plan and Supplemental Benefit for Executives, as Amended and Restated effective November 1, 2004, filed as Exhibit 10.2 to Safeco’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (File No. 1-6563), is incorporated herein by this reference.

10.3	Separation Agreement between Safeco and Allie R. Mysliwy dated as of December 27, 2007, filed as Exhibit 10.1 to Safeco’s Current Report on Form 8-K dated December 28, 2007, is incorporated herein by this reference.

10.4	Safeco Long-Term Incentive Plan of 1997 as Amended and Restated May 2, 2007, filed as Exhibit 10.4 to Safeco’s Quarterly Report on Form 10-Q dated July 31, 2007, is incorporated herein by this reference.

10.5	Form of Stock Option Grant Agreement granted under the Safeco Long-Term Incentive Plan of 1997, filed as Exhibit 10.5 to Safeco’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, is incorporated herein by this reference.

10.6	Stock Award Program for Non-Employee Directors under the Safeco Long-Term Incentive Plan of 1997, as Amended and Restated February 2, 2007, filed as Exhibit 10.6 to Safeco’s Quarterly Report on Form 10-Q dated July 31, 2007, is incorporated herein by this reference.

10.7	Form of Restricted Stock Rights Award Agreement issued pursuant to the Stock Award Program for Non-Employee Directors under the Safeco Long-Term Incentive Plan of 1997, as Amended, filed as Exhibit 10.7 to Safeco’s Quarterly Report on Form 10-Q dated July 31, 2007, is incorporated herein by this reference.

10.8	Form of Restricted Stock Rights Award Agreement issued under the Safeco Long-Term Incentive Plan of 1997, filed as Exhibit 10.9 to Safeco’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, is incorporated herein by this reference.

10.9	Safeco Incentive Plan of 1987 contained in the Prospectus dated November 10, 1989, as amended January 31, 1990, filed as Exhibit 10 to Safeco’s Annual Report on Form 10-K for the fiscal year ended December 31, 1989 (File No. 1-6563), and the Supplement to such Prospectus dated November 8, 1990, filed as Exhibit 10 to Safeco’s Annual Report on Form 10-K for the fiscal year ended December 31, 1990 (File No. 1-6563), are incorporated herein by this reference.

10.10	Safeco Leadership Performance Plan, as Amended and Restated effective December 14, 2007.

10.11	Form of Change in Control Severance Agreement.

10.12	Safeco 401(k)Plan as Amended and Restated December 14, 2007.

10.13	Safeco Flexible Benefits Program as Amended and Restated effective December 14, 2007.

10.14	Executive Transition Services Agreement between Safeco Corporation and Michael S. McGavick, dated as of December 6, 2005, filed as Exhibit 10.1 to Safeco’s Current Report on Form 8-K dated December 1, 2005 (File No. 1-6563), is incorporated herein by this reference.

10.15	Safeco Performance Incentive Compensation Plan, included as Appendix A to Safeco’s Definitive Proxy Statement filed March 24, 2005 (File No. 1-6563), is incorporated herein by this reference.

10.16	Credit Agreement among Safeco Corporation, the Lenders thereto and J.P. Morgan Chase Bank, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, dated as of March 31, 2005, filed as Exhibit 10.1 to Safeco’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (File No. 1-6563), is incorporated herein by this reference.

10.17	Amendment No. 1 to Credit Agreement as of October 29, 2007, among Safeco Corporation, the Lenders thereto and JPMorgan Chase Bank, N.A., as Administrative Agent for the Lenders, filed as Exhibit 10.1 to Safeco’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, is incorporated herein by this reference.

10.18	Office Building Lease Agreement between Safeco Insurance Company of America and NOP 1001 Fourth L.L.C., dated May 23, 2006, as amended December 11, 2007, filed as Exhibit 10.21 to Safeco’s Current Report on Form 8-K dated December 13, 2007, is incorporated here by this reference.

10.19	Office Building Lease Agreement between Safeco Insurance Company of American and WA-Second & Seneca, L.L.C., dated May 23, 2006, filed as Exhibit 10.3 to Safeco’s quarterly report on Form 10-Q for the quarter ended June 30, 2006 (File No. 1-6563), is incorporated herein by this reference.

10.20	Purchase and Sale Agreement between General America Corporation, General Insurance Company of America and Safeco Insurance Company of America, collectively as Seller and the Board of Regents of the University of Washington, an agency of the State of Washington, as Purchaser, with respect to University District Properties, Seattle, Washington, dated August 28, 2006, filed as Exhibit 10.1 to Safeco’s report on Form 10-Q for the quarter ended September 30, 2006 (File No. 1-6563), is incorporated herein by this reference.

10.21	Lease between the Board of Regents of the University of Washington, as Landlord, and Safeco Insurance Company of America, as Tenant, dated September 27, 2006, filed as Exhibit 10.2 to Safeco’s report on Form 10-Q for the quarter ended September 30, 2006 (File No. 1-6563), is incorporated herein by this reference.

10.22	Investment Management and Accounting Services Agreement between Safeco Corporation and its subsidiary, Safeco Insurance Company of America, on behalf of themselves and each of their Affiliates, and BlackRock Financial Management, Inc., dated May 24, 2007, filed as Exhibit 10.1 to Safeco’s Quarterly Report on Form 10-Q dated July 31, 2007, is incorporated herein by this reference.

10.23	Form of Director Indemnification Agreement, effective as of May 10, 2007, filed as Exhibit 10.1 to Safeco’s current report on Form 8-K, dated May 15, 2007, is incorporated herein by this reference.

10.24	Safeco Success Sharing Plan, as Amended May 2, 2007, filed as Exhibit 10.3 to Safeco’s Quarterly Report on Form 10-Q dated July 31, 2007, is incorporated herein by this reference.

11	Computation of Income per Share of Common Stock (See Note 1 to the Consolidated Financial Statements).

12	Computation of Ratio of Earnings to Fixed Charges.

21	Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer of Safeco Corporation dated February 25, 2008, in accordance with Rule 13a-14 or Rule 15d-14 of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer of Safeco Corporation dated February 25, 2008, in accordance with Rule 13a-14 or Rule 15d-14 of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer of Safeco Corporation dated February 25, 2008, in accordance with 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of Safeco Corporation dated February 25, 2008, in accordance with 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.