Form 10-Q
period 2008-03-31
SAFECO CORP
filed 2008-05-07
CIK 86104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended March 31, 2008

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Transition Period from              to             .

Commission File Number: 1-6563

Safeco Corporation

State of Incorporation: Washington

I.R.S. Employer I.D. No.: 91-0742146

Address of Principal Executive Offices: Safeco Plaza, 1001 4th Avenue, Seattle, Washington 98154

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

YES  ☐    NO  ☒

89,908,568 shares of common stock were outstanding at April 25, 2008.

Safeco Corporation

Safeco Corporation

Consolidated Statements of Income

(In millions, except per share amounts)

THREE MONTHS ENDED MARCH 31,	2008	2007
	(Unaudited)
REVENUES
Net Earned Premiums	$1,382.5	$1,367.0
Net Investment Income	111.6	127.2
Net Realized Investment Gains (Losses)	(6.5)	12.4
Other Revenues and Service Fee Income	14.0	14.6

Total Revenues	1,501.6	1,521.2

EXPENSES
Losses and Loss Adjustment Expenses	896.3	848.2
Amortization of Deferred Policy Acquisition Costs	242.2	236.2
Other Underwriting and Operating Expenses	161.1	158.7
Interest Expense	7.1	24.2
Restructuring and Asset Impairment Charges	4.6	0.3

Total Expenses	1,311.3	1,267.6

Income before Income Taxes	190.3	253.6
Provision for Income Taxes	48.5	71.1

Net Income	$141.8	$182.5

NET INCOME PER SHARE OF COMMON STOCK
Net Income Per Share of Common Stock – Diluted	$1.57	$1.71
Net Income Per Share of Common Stock – Basic	$1.58	$1.73

DIVIDENDS DECLARED PER SHARE	$0.40	$0.30

See Condensed Notes to Consolidated Financial Statements.

Safeco Corporation

Consolidated Balance Sheets

(In millions)

	MARCH 31, 2008	DECEMBER 31, 2007
	(Unaudited)
ASSETS
Investments
Available-for-Sale Securities:
Fixed Maturities, at Fair Value (Cost or amortized cost: $7,469.4; $7,615.2)	$7,485.4	$7,763.9
Marketable Equity Securities, at Fair Value (Cost: $1,091.3; $993.2)	1,375.4	1,402.6
Other Invested Assets	48.0	48.6
Short-Term Investments	11.0	—

Total Investments	8,919.8	9,215.1
Cash and Cash Equivalents	374.6	532.0
Accrued Investment Income	102.7	108.4
Premiums and Service Fees Receivable	1,069.3	1,074.7
Deferred Policy Acquisition Costs	414.6	415.7
Reinsurance Recoverables	452.7	461.9
Property and Equipment for Company Use (At cost less accumulated depreciation: $203.4; $204.6)	209.3	214.8
Current Income Taxes Recoverable	—	32.3
Net Deferred Income Tax Assets	236.8	157.9
Other Assets	144.2	96.6
Securities Lending Collateral	373.2	331.0

Total Assets	$12,297.2	$12,640.4

LIABILITIES AND SHAREHOLDERS’ EQUITY
Loss and Loss Adjustment Expense Reserves	$5,133.5	$5,185.0
Unearned Premiums	2,219.9	2,240.9
Debt	504.0	704.0
Other Liabilities	714.9	765.4
Current Income Taxes Payable	1.5	—
Securities Lending Payable	373.2	331.0

Total Liabilities	8,947.0	9,226.3

Commitments and Contingencies	—	—
Restricted Stock Rights	17.9	21.5

Preferred Stock, No Par Value
Shares Authorized: 10
Shares Issued and Outstanding: None	—	—
Common Stock, No Par Value
Shares Authorized: 300
Shares Reserved for Stock Awards: 4.2; 4.3
Shares Issued and Outstanding: 89.8; 89.7	5.4	—
Retained Earnings	3,129.4	3,025.3
Accumulated Other Comprehensive Income, Net of Taxes	197.5	367.3

Total Shareholders’ Equity	3,332.3	3,392.6

Total Liabilities and Shareholders’ Equity	$12,297.2	$12,640.4

See Condensed Notes to Consolidated Financial Statements.

Safeco Corporation

Consolidated Statements of Cash Flows

(In millions)

THREE MONTHS ENDED MARCH 31,	2008	2007
	(Unaudited)
OPERATING ACTIVITIES
Insurance Premiums Received	$1,371.7	$1,388.3
Dividends and Interest Received	118.2	139.7
Losses and Loss Adjustment Expenses Paid	(948.1)	(931.0)
Underwriting, Acquisition and Other Operating Costs Paid	(488.9)	(517.2)
Interest Paid	(14.4)	(34.3)
Income Taxes Paid	(0.4)	(0.3)

Net Cash Provided by Operating Activities	38.1	45.2

INVESTING ACTIVITIES
Purchases of:
Fixed Maturities Available-for-Sale	(65.3)	(599.9)
Marketable Equity Securities Available-for-Sale	(329.9)	(97.5)
Property and Equipment for Company Use	(6.6)	(30.4)
Sales of:
Fixed Maturities Available-for-Sale	71.6	455.8
Marketable Equity Securities Available-for-Sale	242.4	67.0
Maturities and Calls of Fixed Maturities Available-for-Sale	138.5	182.9
Net Increase in Short-Term Investments	(11.0)	—
Securities Lending Collateral Returned (Invested)	(42.2)	7.0
Sale of Subsidiary, Net of Cash Sold	—	5.0
Other, Net	0.2	0.4

Net Cash Used in Investing Activities	(2.3)	(9.7)

FINANCING ACTIVITIES
Repayment of Debt	(200.0)	—
Dividends Paid to Shareholders	(36.1)	(31.8)
Stock Options Exercised	0.7	8.1
Securities Lending Collateral Paid (Received)	42.2	(7.0)

Net Cash Used in Financing Activities	(193.2)	(30.7)

Net Increase (Decrease) in Cash and Cash Equivalents	(157.4)	4.8
Cash and Cash Equivalents at Beginning of Period	532.0	287.6

Cash and Cash Equivalents at End of Period	$374.6	$292.4

See Condensed Notes to Consolidated Financial Statements.

Safeco Corporation

Consolidated Statements of Cash Flows –

Reconciliation of Net Income to Net Cash Provided by Operating Activities

(In millions)

THREE MONTHS ENDED MARCH 31,	2008	2007
	(Unaudited)
Net Income	$141.8	$182.5
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Net Realized Investment (Gains) Losses	6.5	(12.4)
Accretion of Discount and Amortization of Premium on Fixed Maturities	4.3	6.6
Amortization, Depreciation and Impairments	12.0	11.1
Deferred Income Tax Provision	13.3	43.2
Other, Net	(0.4)	(0.8)
Changes in:
Accrued Investment Income	5.7	11.7
Premiums and Service Fees Receivable	5.4	(11.6)
Current Income Taxes	33.8	26.1
Deferred Policy Acquisition Costs	1.1	(8.0)
Loss and Loss Adjustment Expense Reserves	(51.5)	(47.6)
Unearned Premiums	(21.0)	23.2
Other Assets and Liabilities	(112.9)	(178.8)

Total Adjustments	(103.7)	(137.3)

Net Cash Provided by Operating Activities	$38.1	$45.2

We issued 534,163 shares to partially settle our accelerated share repurchase program in the three months ended March 31, 2007. There were no other significant non-cash financing or investing activities in the three months ended March 31, 2008 or March 31, 2007.

See Condensed Notes to Consolidated Financial Statements.

Safeco Corporation

Consolidated Statements of Shareholders’ Equity

(In millions, except share amounts)

THREE MONTHS ENDED MARCH 31,	2008	2007
	(Unaudited)
COMMON STOCK
Balance at Beginning of Period	$—	$3.2
Shares Issued for Options and Restricted Stock Rights (RSRs) (Includes Taxes of $(0.5); $1.9)	0.2	8.7
Share Based Compensation and Vesting of RSRs	5.2	6.5

Balance at End of Period	5.4	18.4

RETAINED EARNINGS
Balance at Beginning of Period	3,025.3	3,440.5
Net Income	141.8	182.5
Dividends Declared	(34.6)	(31.8)
Cumulative Effect of Adoption of EITF 06-10	(3.1)	—
Cumulative Effect of Adoption of FIN 48	—	(0.7)

Balance at End of Period	3,129.4	3,590.5

ACCUMULATED OTHER COMPREHENSIVE INCOME, NET OF TAXES
Balance at Beginning of Period	367.3	484.2
Other Comprehensive Loss	(169.8)	(9.3)

Balance at End of Period	197.5	474.9

SHAREHOLDERS’ EQUITY	$3,332.3	$4,083.8

THREE MONTHS ENDED MARCH 31,	2008	2007
	(Unaudited)
COMMON SHARES OUTSTANDING
Number of Shares Outstanding at Beginning of Period	89,731,146	105,341,791
Shares Issued for Accelerated Share Repurchase Settlement	—	537,163
Shares Issued for Options and Rights	103,360	288,561

Number of Shares Outstanding at End of Period	89,834,506	106,167,515

See Condensed Notes to Consolidated Financial Statements.

Safeco Corporation

Consolidated Statements of Comprehensive Income (Loss)

(In millions)

THREE MONTHS ENDED MARCH 31,	2008	2007
	(Unaudited)
Net Income	$141.8	$182.5
Other Comprehensive Income (Loss), Net of Taxes:
Change in Unrealized Gains on Available-for-Sale Securities	(173.7)	(0.6)
Reclassification Adjustment for Net Realized Investment (Gains) Losses Included in Net Income	6.1	(7.9)
Amortization of Pension and Other Postretirement Benefit Amounts	(1.6)	(1.8)
Derivative Qualifying as Cash Flow Hedge	(0.6)	1.0

Other Comprehensive Loss	(169.8)	(9.3)

Comprehensive Income (Loss)	$(28.0)	$173.2

See Condensed Notes to Consolidated Financial Statements.

Safeco Corporation

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollar amounts in millions except for ratios and per share data, unless noted otherwise)

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

Safeco Corporation is a Washington corporation operating across the United States. We sell property and casualty insurance to drivers, homeowners and small and mid-sized businesses. We also sell Surety bonds to contractors and businesses. We generate virtually all of our premiums from these activities.

Throughout our Consolidated Financial Statements, we refer to Safeco Corporation and its subsidiaries as “Safeco,” “we” and “our”. We refer to the property and casualty businesses as “Property & Casualty” and “P&C.” We refer to all other activities, primarily the financing of our business activities, as “Corporate”.

BASIS OF PRESENTATION

Our Consolidated Financial Statements and Condensed Notes to the Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in our 2007 Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC).

We have prepared our Consolidated Financial Statements in conformity with U.S. generally accepted accounting principles (GAAP). Preparing financial statements in conformity with GAAP requires us to make estimates and assumptions that may affect the amounts reported in our Consolidated Financial Statements and Condensed Notes to the Consolidated Financial Statements. Actual results could differ from those estimates.

Our Consolidated Financial Statements include Safeco Corporation and its subsidiaries. We have eliminated all intercompany transactions and balances in our Consolidated Financial Statements.

We made certain reclassifications to prior-year amounts for consistency with our current-year presentation. We reclassified $14.6 from Other Operating Expenses to Other Revenues and Service Fee Income. These reclassifications did not affect assets, shareholders’ equity, net income or net cash flows from operations.

EARNINGS PER SHARE

For the three months ended March 31, 2008, we excluded 559,350 stock options and Restricted Stock Rights (RSRs) from the dilutive earnings per share calculation because their inclusion would have been antidilutive. For the three months ended March 31, 2007, we excluded 436,746 stock options and RSRs from the dilutive earnings per share calculation.

Diluted and Basic Average Shares Outstanding and Net Income Per Share were:

THREE MONTHS ENDED MARCH 31,	2008	2007
COMPUTATION OF NET INCOME PER SHARE
Net Income	$141.8	$182.5
Diluted:
Average Number of Common Shares Outstanding	89.8	105.7
Additional Common Shares Assumed Issued	0.4	1.0

Average Shares Outstanding – Diluted	90.2	106.7

Net Income Per Share – Diluted	$1.57	$1.71

Basic:
Average Number of Common Shares Outstanding	89.8	105.7

Net Income Per Share – Basic	$1.58	$1.73

SECURITIES LENDING

We had a market value of $249.6 of fixed maturities and $116.5 of marketable equity securities loaned at March 31, 2008. We had a market value of $233.3 of fixed maturities and $90.8 of marketable equity securities loaned at December 31, 2007.

SHARE REPURCHASES

In December 2007, we received approval from our Board of Directors (the Board) to repurchase up to $500.0 of our outstanding common stock in open market purchases. As of March 31, 2008, we purchased no shares under this Board approved plan.

NEW ACCOUNTING STANDARDS

New accounting pronouncements that we have adopted are as follows:

Statement of Financial Accounting Standard (SFAS) 157, “Fair Value Measurements” – In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS 157, which establishes a framework for measuring fair value and requires expanded disclosure about the information used to measure fair value. The statement applies whenever other statements require, or permit, assets or liabilities to be measured at fair value. The statement does not expand the use of fair value in any new circumstances. We adopted this statement as of January 1, 2008, and there was no material impact on our financial condition or results of operations. See Note 3 for the disclosures required by SFAS 157.

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

Emerging Issues Task Force (EITF) Issue No. 06-10, “Accounting for Collateral Assignment Split Dollar Life Insurance Arrangements” provides guidance on the recognition and measurement of assets and liabilities related to collateral assignment split dollar life insurance arrangements, and requires that such policies be accounted for as post retirement benefits or a deferred compensation plan. We adopted Issue No. 06-10 on January 1, 2008 and the effect of the adoption was a decrease to retained earnings of $3.1.

EITF Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” – In June 2007, the EITF reached consensus on Issue No. 06-11, which requires that the tax benefit related to dividends paid on RSRs be recorded as an increase to equity, rather than a reduction in income tax expense. We adopted Issue No. 06-11 as of January 1, 2008 and the effect of the adoption was not material to our financial condition or results of operations.

NOTE 2: INVESTMENTS

FIXED MATURITIES AND MARKETABLE EQUITY SECURITIES

The following tables summarize our fixed maturities and marketable equity securities:

MARCH 31, 2008	COST OR AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	NET UNREALIZED GAINS (LOSSES)	FAIR VALUE
Fixed Maturities:
U.S. Government and Agencies	$270.7	$25.5	$(0.4)	$25.1	$295.8
States and Political Subdivisions	4,787.2	105.2	(157.0)	(51.8)	4,735.4
Foreign Governments	23.1	6.4	—	6.4	29.5
Corporate Securities:
Banks	191.8	6.6	(0.5)	6.1	197.9
Utilities	112.6	3.4	(0.2)	3.2	115.8
Diversified Financial Services	402.7	10.0	(3.6)	6.4	409.1
Other	771.0	25.5	(7.7)	17.8	788.8

Total Corporate Securities	1,478.1	45.5	(12.0)	33.5	1,511.6
Mortgage-Backed Securities	910.3	14.8	(12.0)	2.8	913.1

Total Fixed Maturities	7,469.4	197.4	(181.4)	16.0	7,485.4
Marketable Equity Securities	1,091.3	304.7	(20.6)	284.1	1,375.4

Total	$8,560.7	$502.1	$(202.0)	$300.1	$8,860.8

DECEMBER 31, 2007	COST OR AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	NET UNREALIZED GAINS	FAIR VALUE
Fixed Maturities:
U.S. Government and Agencies	$290.2	$20.3	$(0.2)	$20.1	$310.3
States and Political Subdivisions	4,770.3	135.3	(52.2)	83.1	4,853.4
Foreign Governments	23.9	6.3	—	6.3	30.2
Corporate Securities:
Banks	150.4	4.9	(0.2)	4.7	155.1
Utilities	236.7	6.3	(0.6)	5.7	242.4
Diversified Financial Services	379.0	6.9	(2.2)	4.7	383.7
Other	762.6	18.4	(4.2)	14.2	776.8

Total Corporate Securities	1,528.7	36.5	(7.2)	29.3	1,558.0
Mortgage-Backed Securities	1,002.1	16.7	(6.8)	9.9	1,012.0

Total Fixed Maturities	7,615.2	215.1	(66.4)	148.7	7,763.9
Marketable Equity Securities	993.2	423.5	(14.1)	409.4	1,402.6

Total	$8,608.4	$638.6	$(80.5)	$558.1	$9,166.5

The following table illustrates the gross unrealized losses and fair values for our investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2008:

	LESS THAN 12 MONTHS		12 MONTHS OR MORE		TOTAL
DESCRIPTION OF SECURITIES	FAIR VALUE	UNREALIZED LOSSES	FAIR VALUE	UNREALIZED LOSSES	FAIR VALUE	UNREALIZED LOSSES

Fixed Maturities:
U.S. Government and Agencies	$7.7	$(0.4)	$—	$—	$7.7	$(0.4)
States and Political Subdivisions	2,266.9	(124.2)	339.6	(32.8)	2,606.5	(157.0)
Foreign Governments	0.6	—	—	—	0.6	—
Corporate Securities	350.9	(10.2)	44.2	(1.8)	395.1	(12.0)
Mortgage-Backed Securities	248.9	(10.0)	99.4	(2.0)	348.3	(12.0)

Total Fixed Maturities	2,875.0	(144.8)	483.2	(36.6)	3,358.2	(181.4)
Marketable Equity Securities	340.7	(20.6)	—	—	340.7	(20.6)

Total	$3,215.7	$(165.4)	$483.2	$(36.6)	$3,698.9	$(202.0)

The following table illustrates the gross unrealized losses and fair values for our investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2007:

DECEMBER 31, 2007	LESS THAN 12 MONTHS		12 MONTHS OR MORE		TOTAL
DESCRIPTION OF SECURITIES	FAIR VALUE	UNREALIZED LOSSES	FAIR VALUE	UNREALIZED LOSSES	FAIR VALUE	UNREALIZED LOSSES

Fixed Maturities:
U.S. Government and Agencies	$13.4	$(0.1)	$2.2	$(0.1)	$15.6	$(0.2)
States and Political Subdivision	1,768.5	(50.7)	62.6	(1.5)	1,831.1	(52.2)
Foreign Governments	—	—	1.3	—	1.3	—
Corporate Securities	304.0	(5.0)	153.0	(2.2)	457.0	(7.2)
Mortgage-Backed Securities	176.3	(4.5)	265.7	(2.3)	442.0	(6.8)

Total Fixed Maturities	2,262.2	(60.3)	484.8	(6.1)	2,747.0	(66.4)
Marketable Equity Securities	194.1	(14.1)	—	—	194.1	(14.1)

Total	$2,456.3	$(74.4)	$484.8	$(6.1)	$2,941.1	$(80.5)

We reviewed all of our investments with unrealized losses as of December 31, 2007 and March 31, 2008. For all investments other than those for which we recognized an impairment charge, our evaluation determined that their declines in fair value were temporary and we have the intent and ability to hold these securities until they recover in value. In our review, we considered:

•	How long and by how much the fair value of the security has been below its cost or amortized cost

•	The current financial condition and future prospects of the issuer of the security, including any specific events that may affect its operations or earnings potential

•	Our intent and ability to keep the security long enough for us to recover its value

•	Any downgrades of the security by a rating agency

•	Any reduction or elimination of dividends or non-payment of scheduled interest payments

NET INVESTMENT INCOME

The following table summarizes our net investment income:

THREE MONTHS ENDED MARCH 31,	2008	2007
Interest on Fixed Maturities:
Taxable	$44.6	$64.2
Non-Taxable	56.2	53.1
Dividends:
Marketable Equity Securities	10.0	7.7
Redeemable Preferred Stock	1.3	1.4
Other	2.1	2.6

Total Investment Income	114.2	129.0
Investment Expenses	(2.6)	(1.8)

Net Investment Income	$111.6	$127.2

The decrease in net investment income in the first three months of 2008 compared with the same period in 2007 was a result of an overall lower invested asset base due primarily to the sale of securities to fund our debt maturity and redemption, share repurchases and the special dividend paid by our insurance subsidiaries to Safeco Corporation in 2007 that has not been reinvested.

NET REALIZED INVESTMENT GAINS (LOSSES)

The following table summarizes our net realized investment gains (losses):

THREE MONTHS ENDED MARCH 31,	2008	2007
Net Realized Investment Gains (Losses) from:
Fixed Maturities	$(16.4)	$2.1
Marketable Equity Securities	10.4	4.5
Other	(0.5)	5.8

Net Realized Investment Gains (Losses)	$(6.5)	$12.4

The decrease in net realized investment gains is primarily due to realized losses on impaired securities partially offset by net realized gains on the sale of marketable equity securities. During the three months ended March 31, 2008, we recognized net realized losses on impaired securities of $42.8 due to credit-related events in connection with recent volatility in the credit markets. These impairment losses include $23.9 related to securities that became impaired during the three months ended March 31, 2008 and $18.9 related to additional impairments of securities initially impaired in prior periods. During the three months ended March 31, 2008, we recognized net realized gains of $35.8 on sales of marketable equity securities primarily due to sales of securities to restructure the marketable equity portfolio and increase our investment in international securities.

The following tables summarize the proceeds from sales of our investments and components of the related gains (losses) before taxes:

THREE MONTHS ENDED MARCH 31, 2008	FIXED MATURITIES	MARKETABLE EQUITY SECURITIES	OTHER	TOTAL
Proceeds from Sales	$71.6	$242.4	$27.0	$341.0

Gross Realized Investment Gains	1.6	42.3	—	43.9
Gross Realized Investment Losses	(1.8)	(6.3)	—	(8.1)

Net Realized Investment Gains (Losses) from Sales	(0.2)	36.0	—	35.8
Impairments	(17.2)	(25.6)	—	(42.8)
Other, Including Losses on Calls and Redemptions	1.0	—	(0.5)	0.5

Net Realized Investment Gains (Losses)	$(16.4)	$10.4	$(0.5)	$(6.5)

THREE MONTHS ENDED MARCH 31, 2007	FIXED MATURITIES	MARKETABLE EQUITY SECURITIES	OTHER	TOTAL
Proceeds from Sales	$455.8	$67.0	$9.4	$532.2

Gross Realized Investment Gains	2.1	8.6	—	10.7
Gross Realized Investment Losses	(0.5)	(2.3)	—	(2.8)

Net Realized Investment Gains from Sales	1.6	6.3	—	7.9
Impairments	(0.6)	(1.8)	—	(2.4)
Other, Including Gains on Calls and Redemptions	1.1	—	5.8	6.9

Net Realized Investment Gains	$2.1	$4.5	$5.8	$12.4

NOTE 3: FAIR VALUE OF FINANCIAL INSTRUMENTS

FAIR VALUE MEASUREMENT

Fair value, as defined by SFAS 157, is the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

•	Level 1 – Quoted prices in active markets for identical assets or liabilities. Level 1 assets and liabilities include debt and equity securities that are traded in an active exchange market.

•

Level 2 – Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets and liabilities include debt and equity securities with quoted prices that are traded less frequently than exchange-traded instruments, or whose prices are based on comparable securities with quoted market prices, and derivative contracts whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. This category generally includes U.S. Government securities, mortgage and asset-backed securities, corporate debt and equity securities, municipal bonds and derivative contracts.

•

Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. We classify financial instruments in Level 3 of the fair value hierarchy when there is reliance on at least one significant unobservable input to the valuation model. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar valuation techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. This category primarily includes private equity investments, and privately placed or infrequently traded debt securities.

Valuations of derivative assets and liabilities reflect the value of the instrument including the values associated with counterparty risk. The issuance of SFAS 157, clarified that these values must also take into account our own credit standing, thus including in the valuation of the derivative instrument the value of the net credit differential between the counterparties to the derivative contract. Effective January 1, 2008, we updated our methodology to calculate the impact of both the counterparty’s and our own credit standing. The net impact for the three months ended March 31, 2008 was not material.

Determining the Fair Value of Our Investments – For the majority of our investments, we use quoted market prices or available public market price information to determine the fair value. When such information is not available, as is the case for securities that are not publicly traded, we use other valuation techniques. These techniques include:

•	Using independent pricing sources, including brokers

•	Evaluating discounted cash flows

•	Identifying comparable securities with quoted market prices based on industry sector, credit quality and maturity

•	Using internally prepared valuations based on certain modeling and pricing methods

The following table presents the assets and liabilities measured at fair value on a recurring basis for each of the fair value hierarchy levels:

	FAIR VALUE MEASUREMENT INPUTS
MARCH 31, 2008	LEVEL 1	LEVEL 2	LEVEL 3	ASSETS & LIABILITIES AT FAIR VALUE

Assets
Available-for-Sale Fixed Maturities	$—	$7,397.1	$88.3	$7,485.4
Available-for-Sale Marketable Equity Securities	968.9	326.7	79.8	1,375.4
Other Invested Assets (1)	—	11.7	—	11.7
Short Term Investments	—	11.0	—	11.0
Derivative Assets (2)	—	12.9	—	12.9

Total Assets	$968.9	$7,759.4	$168.1	$8,896.4

Liabilities
Derivative Liabilities (3)	$—	$1.0	$—	$1.0

Total Liabilities	$—	$1.0	$—	$1.0

(1)	Excludes investments in limited partnerships which are not carried at fair value on a recurring basis.

(2)	The fair value of the interest rate swap is reported as an offset to Debt on the Consolidated Balance Sheets.

(3)	The fair value of the cash flow forward hedge is reported in Other Liabilities on the Consolidated Balance Sheets.

The table below reconciles all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2008:

	BALANCE AT JANUARY 1, 2008	TOTAL REALIZED/ UNREALIZED GAINS OR LOSSES		PURCHASES, ISSUANCES AND SETTLEMENTS	TRANSFERS IN AND/OR OUT OF LEVEL 3	BALANCE AT MARCH 31, 2008	CHANGE IN UNREALIZED GAINS/ (LOSSES) RELATED TO ASSETS & LIABILITIES HELD AT MARCH 31, 2008 (2)
MARCH 31, 2008		INCLUDED IN EARNINGS (1)	INCLUDED IN ACCUMULATED OTHER COMPREHENSIVE INCOME (1)
Available-For-Sale Fixed Maturities	$107.8	$(7.5)	$1.2	$7.1	$(20.3)	$88.3	$(6.3)
Available-For-Sale Marketable Equity Securities	78.5	—	1.3	—	—	79.8	1.3

Total	$186.3	$(7.5)	$2.5	$7.1	$(20.3)	$168.1	$(5.0)

(1)

We included $7.5 in Net Realized Investment Losses in our Consolidated Statement of Income in the three months ended March 31, 2008 which includes $7.4 of net realized losses for securities that became impaired during the period and were transferred out of Level 3 to Level 2 during the period.

(2)

Of the total $(5.0) change in unrealized gains/losses for Level 3 assets held at March 31, 2008, $(0.1) was included in earnings for the period and reported in Net Realized Investment Gains (Losses) in the Consolidated Statement of Income.

NOTE 4: LOSS AND LAE RESERVES

The following table analyzes the changes in our loss and loss adjustment expense (LAE) reserves for the three months ended March 31, 2008 and 2007. We report changes in estimated reserves in the Consolidated Statements of Income in the period we make the change:

THREE MONTHS ENDED MARCH 31,	2008	2007
Loss and LAE Reserves at Beginning of Period	$5,185.0	$5,171.4
Less Reinsurance Recoverables on Unpaid Losses, Net of Allowance	413.1	415.0

Net Balance at Beginning of Period	4,771.9	4,756.4

Incurred Loss and LAE for Claims Occurring During:
Current Year	915.2	872.8
Prior Years	(18.9)	(24.6)

Total Incurred Loss and LAE	896.3	848.2

Loss and LAE Payments for Claims Occurring During:
Current Year	321.1	301.2
Prior Years	612.2	596.0

Total Loss and LAE Payments	933.3	897.2

Net Balance at End of Period	4,734.9	4,707.4
Plus Reinsurance Recoverables on Unpaid Losses, Net of Allowance	398.6	416.4

Loss and LAE Reserves at End of Period	$5,133.5	$5,123.8

In the first three months of 2008, we reduced our estimates for prior years’ loss and LAE reserves by $18.9. This total decrease included:

•	$13.8 reduction in Surety reserves due to a fewer-than-expected number of claims

•	$6.8 reduction in commercial property reserves excluding catastrophes related to lower-than-expected severity

•	$1.7 increase in a number of lines due to emerging claim trends and related loss data, including unallocated LAE

In the first three months of 2007, we reduced our estimates for prior years’ loss and LAE reserves by $24.6. This total decrease included:

•	$16.2 reduction in Surety reserves due to a fewer-than-expected number of claims

•	$10.7 reduction in catastrophe related reserves, primarily in property reserves, reflecting decreases in severity estimates principally related to hurricanes that occurred in 2005

•	$2.3 increase in a number of lines due to emerging claim trends and related loss data, including unallocated LAE

NOTE 5: DEBT

The following table shows the total principal amount, current and long-term portions, interest rates and maturities of our debt:

	MARCH 31, 2008			DECEMBER 31, 2007
	TOTAL	CURRENT	LONG-TERM	TOTAL	CURRENT	LONG-TERM
4.200% Notes due 2008	$—	$—	$—	$200.0	$200.0	$—
4.875% Notes due 2010	300.0	—	300.0	300.0	—	300.0
7.250% Notes due 2012	204.0	—	204.0	204.0	—	204.0

Total Debt	$504.0	$—	$504.0	$704.0	$200.0	$504.0

We repaid $200.0 in principal amount of 4.200% senior notes that matured on February 1, 2008.

We maintain a bank credit facility of $300.0 available, which expires March 2010. The terms of the bank credit facility require us to pay a fee to have these funds available, maintain a minimum level of $2,700.0 shareholders’ equity plus 50% of accumulated net income, and keep our debt-to-capitalization ratio below a maximum of 37.5%. This facility does not require us to maintain any deposits as compensating balances. As of March 31, 2008 we had no borrowings under the bank credit facility and we were in compliance with all its covenants.

NOTE 6: COMMITMENTS AND CONTINGENCIES

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

Based on information currently known to us, we believe that the ultimate outcomes of any pending matters are not likely to have a material adverse effect on our financial position or results from operations.

NOTE 7: RESTRUCTURING AND ASSET IMPAIRMENT CHARGES

In 2008, we began implementation of a restructuring initiative that includes activities related to corporate reorganization, real estate consolidation, and business process outsourcing. As a result of this plan, approximately 350 positions will be eliminated. We anticipate that this plan will be completed by the middle of 2009.

Charges have been recognized and accrued as restructuring and asset impairment charges and allocated to our reportable segments in accordance with SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” and SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. Other costs that do not meet the criteria for accrual are being expensed as restructuring charges when we incur them.

In 2008, we will incur lease termination and employee relocation costs in connection with our real estate consolidation efforts. Costs associated with lease termination and employee relocation are measured at fair value and reported as a liability on our Consolidated Balance Sheets.

Total estimated costs we expect to incur in connection with the restructuring, including costs incurred in the three months ended March 31, 2008 are as follows:

		COSTS INCURRED
	TOTAL EXPECTED COSTS	THREE MONTHS ENDED MARCH 31, 2008
Employee Termination Benefits	$9.7	$4.6
Lease Termination and Other Costs	11.5	—

Total	$21.2	$4.6

These costs are allocated to reportable segments as follows:

		COSTS INCURRED
	TOTAL EXPECTED COSTS	THREE MONTHS ENDED MARCH 31, 2008
Safeco Personal Insurance (SPI)
Auto	$9.6	$2.1
Property	3.7	0.8
Specialty	0.5	0.1

Total SPI	13.8	3.0

Safeco Business Insurance (SBI)
SBI Regular	5.0	1.1
SBI Special Accounts Facility	0.9	0.2

Total SBI	5.9	1.3
Surety	1.5	0.3

Total	$21.2	$4.6

Activity related to restructuring charges as of March 31, 2008 was as follows:

	ACCRUAL AT DECEMBER 31, 2007	COSTS INCURRED	AMOUNTS PAID	ACCRUAL AT MARCH 31, 2008
Employee Termination Benefits	$—	$4.6	$1.9	$2.7

NOTE 8: SEGMENT INFORMATION

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

SURETY

We offer surety bonds primarily for construction and commercial businesses. Our principal surety products are issued through a credit-based underwriting process primarily to medium to large-sized contractors and large commercial businesses. Contract surety bonds are generally for public works projects and are required by federal, state and local governments. Commercial bonds include surety bonds other than contract bonds, and generally cover obligations required by regulation or law.

P&C OTHER

P&C Other includes run-off assumed reinsurance, large-commercial business accounts and commercial specialty programs in runoff, our own self insurance, asbestos and environmental results, run-off religious institutions and other business and programs that we have exited.

CORPORATE

The Corporate segment includes certain transactions such as the interest expense we pay on our debt, debt repurchases, miscellaneous corporate investment income and intercompany eliminations, real estate holdings, contributions to the Safeco Insurance Foundation (the Foundation) and other corporate activities that are not allocated to individual reportable segments.

OUR RESULTS

Our management measures P&C segment profit or loss based on underwriting results and combined ratios. Underwriting profit or loss is our net earned premiums less our losses from claims, LAE and underwriting expenses, net of Other Revenues on a pretax basis. Combined ratio is our losses, LAE and underwriting expenses divided by our net earned premiums. Management views underwriting results and combined ratios as critical measures to assess the effectiveness of our underwriting activities.

Underwriting results, combined ratios, and segment measures are not a substitute for consolidated net income determined in accordance with GAAP.

The following tables present selected financial information by segment and reconcile segment revenues, underwriting and operating results to amounts reported in our Consolidated Statements of Income:

Revenues

THREE MONTHS ENDED MARCH 31,	2008	2007
Net Earned Premiums
SPI
Auto	$625.0	$650.7
Property	243.1	226.7
Specialty	29.7	27.2

Total SPI	897.8	904.6

SBI
SBI Regular	324.5	313.8
SBI Special Accounts Facility	61.4	65.3

Total SBI	385.9	379.1

Surety	97.3	83.6
P&C Other	1.5	(0.3)

Total Earned Premiums	1,382.5	1,367.0
P&C Net Investment Income	109.2	121.1
Other Revenues and Service Fee Income	14.0	14.6

Total P&C Revenues	1,505.7	1,502.7
Corporate Net Investment Income	2.4	6.1
Net Realized Investment Gains (Losses)	(6.5)	12.4

Total	$1,501.6	$1,521.2

Pretax Underwriting Profit (Loss) and Net Income

THREE MONTHS ENDED MARCH 31,	2008	2007
Underwriting Profit (Loss)
SPI
Auto	$3.1	$17.2
Property	11.4	44.8
Specialty	8.0	8.7

Total SPI	22.5	70.7

SBI
SBI Regular	15.3	35.8
SBI Special Accounts Facility	9.7	13.1

Total SBI	25.0	48.9

Surety	40.2	35.8
P&C Other	8.7	(16.1)

Total Underwriting Profit	96.4	139.3
P&C Net Investment Income	109.2	121.1
Restructuring and Asset Impairment Charges	(4.6)	(0.3)
P&C Net Realized Investment Gains (Losses)	(15.1)	6.6

Total P&C	185.9	266.7
Corporate	(4.2)	(18.9)
Corporate Net Realized Investment Gains	8.6	5.8

Income before Income Taxes	190.3	253.6
Provision for Income Taxes	48.5	71.1

Net Income	$141.8	$182.5

Combined Ratio +

THREE MONTHS ENDED MARCH 31,	2008	2007
SPI
Auto	99.5%	97.4%
Property	95.3	80.3
Specialty	73.1	67.9

Total SPI	97.5	92.2

SBI
SBI Regular	95.3	88.6
SBI Special Accounts Facility	84.3	79.9

Total SBI	93.5	87.1

Surety	58.7	57.2
P&C Other	*	*

Total Combined Ratio	93.0%	89.8%

+	Combined ratios are expressed as a percentage equal to losses and expenses divided by net earned premiums. Other Revenue and Service Fee Income are included as a reduction of Other Underwriting and Operating Expenses for purposes of calculating our Combined Ratio.

*	Not meaningful because this is runoff business with declining premium.

NOTE 9: SUBSEQUENT EVENT

On April 23, 2008, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Liberty Mutual Insurance Company, a Massachusetts stock insurance company (“Liberty Mutual”), and Big Apple Merger Corporation, a Washington corporation and a wholly owned subsidiary of Liberty Mutual (“Merger Sub”).

Subject to the terms and conditions of the Merger Agreement, Merger Sub will merge with and into us and we will continue as the surviving corporation and a wholly owned subsidiary of Liberty Mutual (the “Merger”). At the effective time of the Merger, each outstanding share of our common stock, other than shares owned by us or Liberty Mutual and any dissenting shares in the Merger, will be automatically converted into the right to receive $68.25 in cash, without interest, subject to any applicable withholding tax.

The Merger Agreement has been approved by Safeco’s and Liberty Mutual’s respective Boards of Directors. The consummation of the Merger is subject to a number of customary closing conditions, including, but not limited to, (i) approval of the Merger Agreement by our shareholders, (ii) expiration or termination of the applicable Hart-Scott-Rodino Act waiting period, (iii) receipt of specified regulatory consents and approvals, including state insurance department approvals in Washington, Missouri, Illinois, Texas, Indiana, Oregon and California, (iv) the absence of any law, order or injunction prohibiting the consummation of the Merger and (v) the absence of any material governmental litigation seeking to challenge, restrain, or prohibit consummation of the Merger.

The Merger Agreement contains certain termination rights for both Safeco and Liberty Mutual, and further provides that, upon termination of the Merger Agreement under specified circumstances, Safeco may be required to pay Liberty Mutual a termination fee of $182.5.

The transaction is not subject to financing contingencies and is expected to close by the end of the third quarter of 2008. We will continue to pay our regular quarterly cash dividend consistent with past practice pending the closing of the Merger and there is no plan to pay a pro-rata dividend. In light of the proposed Merger, we have postponed our previously scheduled annual meeting of shareholders to have been held on May 7, 2008. We will provide information on the timing of the annual and special shareholder meeting to approve the proposed Merger when available.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollar amounts in millions, except for ratios and share amounts, unless noted otherwise)

This discussion should be read with the Consolidated Financial Statements and Condensed Notes to Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q and our 2007 Annual Report on Form 10-K filed with the Securities and Exchange Commission. Certain reclassifications have been made to prior-period financial information for consistency with the current-period presentation. We reclassified $14.6 from Other Operating Expenses to Other Revenues and Service Fee Income. These reclassifications did not affect assets, shareholders’ equity, net income or net cash flows from operations.

Forward-Looking Information

Forward-looking information contained in this report is subject to risk and uncertainty.

We have made forward-looking statements in this report, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations. We have tried, wherever possible, to identify such statements by using words such as “will”, “anticipate”, estimate”, “expect”, “project”, “intend”, “plan”, “believe”, “target”, “forecast” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance or business plans and prospects. We believe it is important to communicate our expectations to investors. However, there may be events in the future we are not able to predict accurately or that we do not fully control, which could cause actual results to differ materially from those expressed or implied by our forward-looking statements, including changes in general economic and business conditions, changes in the insurance industry and changes in our business strategies. Investors should bear this in mind as they consider forward-looking statements. Additional information on factors that may impact our forward-looking statements is included in Item 1A “Risk Factors” of our 2007 Annual Report on Form 10-K.

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

The following table shows the trends in these key measures:

THREE MONTHS ENDED MARCH 31,	2008	2007
Combined Ratio	93.0%	89.8%
Net Income per Diluted Share	$1.57	$1.71
Net Return on Equity	16.9%	18.2%
Total Revenues	$1,501.6	$1,521.2
PIF per FTE	595	574
Expense per PIF (1)	$237	$248

(1)	Expense represents annual (12 month trailing) G&A expense and paid UAE (loss handling expenses). It excludes commissions, legal defense costs, premium taxes and certain other expenses.

SUMMARY OF OVERALL RESULTS

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

Written premiums are premiums charged for policies and bonds issued. We view net written premiums as a measure of business production for the period under review and a leading indicator of net earned premiums. We include premiums in revenues as they are earned over the terms of the insurance policies and bonds.

Underwriting profit or loss is our net earned premiums less our losses from claims, loss adjustment expenses (LAE) and underwriting expenses net of Other Revenues on a pre-tax basis.

Our combined ratio is our losses, LAE and underwriting expenses net of Other Revenues on a pre-tax basis divided by our net earned premiums. We report combined ratio as a percentage. For example, a combined ratio of 95% means that for every dollar of premium earned, 95 cents are spent on losses, LAE and underwriting expenses, and 5 cents are underwriting profit. A lower combined ratio reflects better underwriting results than a higher combined ratio.

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

CONSOLIDATED RESULTS OF OPERATIONS

The following table presents summarized consolidated financial information. A detailed discussion of our results by segment follows.

THREE MONTHS ENDED MARCH 31,	2008	2007
REVENUES
Net Earned Premiums	$1,382.5	$1,367.0
Net Investment Income	111.6	127.2
Net Realized Investment Gains (Losses)	(6.5)	12.4
Other Revenues and Service Fee Income	14.0	14.6

Total Revenues	1,501.6	1,521.2

EXPENSES
Losses and Loss Adjustment Expenses	896.3	848.2
Amortization of Deferred Policy Acquisition Costs	242.2	236.2
Other Underwriting and Operating Expenses	161.1	158.7
Interest Expense	7.1	24.2
Restructuring and Asset Impairment Charges	4.6	0.3

Total Expenses	1,311.3	1,267.6

Income before Income Taxes	190.3	253.6
Provision for Income Taxes	48.5	71.1

Net Income	$141.8	$182.5

REVENUES

Total revenues decreased 1.3% in the three months ended March 31, 2008 compared with the same period in 2007. The changes were primarily driven by:

•

Net earned premiums – Our net earned premiums increased $15.5, or 1.1% in the three months ended March 31, 2008 compared with the same period in 2007. The increase in net earned premiums in 2008 compared with 2007 reflects increases of $16.4 in Property, $10.7 in SBI Regular and $13.7 in Surety, partially offset by a decrease of $25.7 in Auto.

•

Net investment income – Our net investment income decreased $15.6 or 12.3% in the three months ended March 31, 2008 compared with the same period in 2007. The decrease in net investment income was the result of an overall lower invested asset base due primarily to the sale of securities to fund our debt maturity and redemption and the special dividend paid in 2007 by our insurance subsidiaries to Safeco Corporation that have not been reinvested.

•

Net realized investment gains (losses) – Net realized investment gains (losses) decreased in the three months ended March 31, 2008 compared with the same period in 2007 due primarily to an increase of $40.4 in impairments on fixed maturities and marketable equity securities partially offset by an increase of $29.7 on gains from the sale of marketable equity securities.

NET INCOME

Net income decreased 22.3% in three months ended March 31, 2008 compared with the same period in 2007. The changes were primarily driven by the revenue changes described above, as well as the following:

•

Losses and Loss Adjustment Expenses (LAE) – Losses and LAE increased 5.7% in the three months ended March 31, 2008 compared with the same period in 2007. The change was largely driven by increased weather and catastrophe losses in Property and SBI Regular due to a more normal level of weather-related losses in the three months ended March 31, 2008 compared with very light weather impact during the same period in 2007. In the first quarter of 2008, we reduced our estimates for prior years’ loss and LAE reserves by $18.9, primarily reflecting favorable prior-year reserve development in our Surety segment, compared with $24.6 of favorable prior-year reserve development in 2007, primarily in Property and Surety.

•

Catastrophe Losses – We categorize catastrophes as events resulting in losses greater than $1.0 per event and involving multiple claims and policyholders. We cannot predict when catastrophes may occur, and the number and types of catastrophes can vary widely. The losses they cause may significantly exceed our prior experience. Catastrophes can be caused by natural events, such as hurricanes, tornadoes, wildfires, earthquakes and hailstorms, or other factors such as terrorism, riots, hazardous materials releases or utility outages. Pretax after reinsurance catastrophe losses were $22.8 in the three months ended March 31, 2008, compared with $(1.3) in the same period in 2007, reflecting an increase in hail and wind storms in 2008.

•

Operating Expenses – Other operating expenses increased 1.5% in the three months ended March 31, 2008 compared with the same period in 2007 due primarily to an increase in amortization of deferred policy acquisition costs related to premium growth in Property and Surety and an increase in professional services related to consulting and outsourcing contractor expenses.

•

Interest expense—Interest expense decreased $17.1 in the three months ended March 31, 2008 compared with the same period in 2007. The decrease is a result of the repayment of our debt in February 2008 and the redemption and maturity of our debt in July 2007.

•

Restructuring and asset impairment charges – Restructuring and asset impairment charges were $4.6 in the three months ended March 31, 2008, compared with $0.3 in the three months ended March 31, 2007. The restructuring charges in 2008 were related to employee termination benefits. The restructuring and asset impairment charges in 2007 were related to the organizational design initiative we commenced in 2006 and completed in 2007.

•

Net realized investment gains (losses) – After-tax net realized investment losses were $6.1 in the three months ended March 31, 2008 compared with net realized investment gains of $7.9 in the same period in 2007 due to an increase in impairments on fixed maturities and marketable equity securities.

•

Provision for income taxes – Our provision for income taxes decreased $22.6 in the three months ended March 31, 2008 compared with the same period in 2007. The effective tax rate decreased 2.5% in the three months ended March 31, 2008 compared with the same period in 2007 due to increased investments in tax-exempt securities, combined with lower underwriting results which are taxed at a higher rate than net investment income.

OTHER UNDERWRITING AND OPERATING EXPENSE

The following table details the categories of our other underwriting and operating expenses:

THREE MONTHS ENDED MARCH 31,	2008	2007
Commissions (Including Bonus Commissions)	$210.8	$218.7
Salaries	123.0	115.9
Legal Defense Costs	50.2	54.8
Employee Benefits	29.7	26.2
Premium Taxes	29.0	30.3
Office Expenses	26.7	23.6
Professional Services	24.1	15.7
Rent and Depreciation	19.5	19.7
Risk and Cost Containment	14.1	18.3
Travel and Entertainment	8.9	6.3
Other Expenses	8.3	7.9
Advertising	5.7	4.5
Other Taxes, Licenses and Fees	2.4	3.7
Changes in Deferred Policy Acquisition Costs	1.1	(8.0)

Total	$553.5	$537.6

Loss Adjustment Expenses Paid	150.2	142.7
Operating Expenses +	403.3	394.9

Total	$553.5	$537.6

+	Includes Amortization of Deferred Policy Acquisition Costs and Other Underwriting and Operating Expenses.

The increase of $15.9 in our other underwriting and operating expense in the first three months of 2008 compared with the same period in 2007 is primarily due to increases in amortization of deferred policy acquisition costs related to premium growth in Property and Surety, professional services related to consulting and outsourcing contractor expenses. The overall increase was partially offset by decreases in our agent commissions, legal defense costs and expenses related to risk and cost containment.

RECONCILING SEGMENT RESULTS

The following table assists in reconciling our GAAP results, specifically the “Income before Income Taxes” line from our Consolidated Statements of Income to our operating results:

THREE MONTHS ENDED MARCH 31,	2008	2007
P&C	$185.9	$266.7
Corporate	4.4	(13.1)

Income before Income Taxes	$190.3	$253.6

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

OUR P&C OPERATING RESULTS

The primary measures of our operating results include our premiums, underwriting profit or loss and combined ratios. The following tables report those key items – by our reportable segments – for the three months ended March 31, 2008 and 2007. More information about the results – also by reportable segment – follows the tables.

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

We view net written premiums as a measure of business production for the period under review and a leading indicator of net earned premiums. The following table reconciles net written premiums to net earned premiums by reportable segment, the most directly comparable GAAP measure on our Consolidated Statements of Income:

THREE MONTHS ENDED MARCH 31,	2008	2007
Net Written Premiums
Safeco Personal Insurance (SPI)
Auto	$627.5	$668.7
Property	221.7	205.4
Specialty	28.9	26.5

Total SPI	878.1	900.6

Safeco Business Insurance (SBI)
SBI Regular	323.9	329.1
SBI Special Accounts Facility	56.2	64.6

Total SBI	380.1	393.7

Surety	103.2	92.7
P&C Other	(0.5)	3.0

Total Net Written Premiums	1,360.9	1,390.0
Change in Net Unearned Premiums	21.6	(23.0)

Net Earned Premiums	$1,382.5	$1,367.0

Our net earned premiums by reportable segment were:

THREE MONTHS ENDED MARCH 31,	2008	2007
Net Earned Premiums
Safeco Personal Insurance (SPI)
Auto	$625.0	$650.7
Property	243.1	226.7
Specialty	29.7	27.2

Total SPI	897.8	904.6

Safeco Business Insurance (SBI)
SBI Regular	324.5	313.8
SBI Special Accounts Facility	61.4	65.3

Total SBI	385.9	379.1

Surety	97.3	83.6
P&C Other	1.5	(0.3)

Net Earned Premiums	$1,382.5	$1,367.0

Underwriting profit is our measure of each segment’s performance. Underwriting profit is our net earned premiums less our losses from claims, LAE and underwriting expenses net of Other Revenues on a pre-tax basis:

THREE MONTHS ENDED MARCH 31,	2008	2007
Underwriting Profit (Loss)
Safeco Personal Insurance (SPI)
Auto	$3.1	$17.2
Property	11.4	44.8
Specialty	8.0	8.7

Total SPI	22.5	70.7

Safeco Business Insurance (SBI)
SBI Regular	15.3	35.8
SBI Special Accounts Facility	9.7	13.1

Total SBI	25.0	48.9

Surety	40.2	35.8
P&C Other	8.7	(16.1)

Total Underwriting Profit	96.4	139.3
P&C Net Investment Income	109.2	121.1
Restructuring and Asset Impairment Charges	(4.6)	(0.3)
Net Realized Investment Gains (Losses)	(15.1)	6.6

P&C Income before Income Taxes	$185.9	$266.7

Combined ratios show the relationship between underwriting profit and net earned premiums. Using ratios helps us see our operating trends without the effect of changes in the volume of net earned premiums:

THREE MONTHS ENDED MARCH 31,	2008	2007
Combined Ratios
Safeco Personal Insurance (SPI)
Auto	99.5%	97.4%
Property	95.3	80.3
Specialty	73.1	67.9

Total SPI	97.5	92.2

Safeco Business Insurance (SBI)
SBI Regular	95.3	88.6
SBI Special Accounts Facility	84.3	79.9

Total SBI	93.5	87.1

Surety	58.7	57.2
P&C Other	*	*

Total Combined Ratio +	93.0%	89.8%

+	Combined ratios are expressed as a percentage equal to losses and expense divided by net earned premiums. Other Revenue and Service Fee Income are included as a reduction of Other Underwriting and Operating Expenses for purposes of calculating our Combined Ratio.

*	Not meaningful because this is a runoff business with declining premium.

AUTO

THREE MONTHS ENDED MARCH 31,	2008	2007
Net Written Premiums	$627.5	$668.7
Net Earned Premiums	625.0	650.7
Underwriting Profit	3.1	17.2

Favorable (Unfavorable) Prior-Year Reserve Development	$0.7	$(0.7)
Pretax Catastrophe Losses	$1.9	$0.7

Loss and LAE Ratio	74.9%	73.6%
Expense Ratio	24.6	23.8

Combined Ratio	99.5%	97.4%

Our Auto segment provides coverage for the liability of our policyholders to others for both bodily injury and property damage, for injuries sustained by our policyholders and for physical damage to our customers’ vehicles from collision and other hazards.

Premiums

Net written premiums decreased $41.2, or 6.2% in the three months ended March 31, 2008 compared with the same period in 2007. The change in net written premiums was primarily driven by:

•

Policies-in-force (PIF) – PIF at March 31, 2008 decreased 5.2% compared with March 31, 2007, primarily due to increasing competition. As we have taken rate increases to offset higher loss costs, our new policies sold declined 24.5% in the three months ended March 31, 2008 compared with the same period in 2007. Auto retention rates declined modestly from 79.7% as of March 31, 2007 to 79.5% as of March 31, 2008.

•

Changes in average premiums – We file rate changes on a state-by-state basis. Rate changes are reflected on existing policies at renewal and are earned in our revenues over the six-month policy term. Overall, we received approval for average rate increases of 1.7% in the first three months of 2008, compared with a 0.8% increase in the same period in 2007. Average premiums are also affected by changes in the risk profile of our policyholders, as well as the increased pricing for those policies that insure newer and more expensive cars, which we refer to as premium trend. Premium trend was negative in the first quarter of 2008, due to a change in our mix of business to lower average premium policies. This is primarily the result of fewer non-standard policies in our business mix, and our Safeco True Pricing™ model that offers additional preferred underwriting tiers and generally lower rates for customers without accidents and motor vehicle violations.

Net earned premiums decreased $25.7, or 3.9% in the three months ended March 31, 2008 compared with the same period in 2007. The changes in net earned premiums were primarily driven by:

•	Policies-in-force (PIF) – Lower average PIF decreased net earned premiums by $27.2 in the three months ended March 31, 2008 compared with the same period in 2007.

Underwriting Results and Combined Ratio

Our underwriting profit in Auto decreased $14.1 and our combined ratio increased by 2.1 points in the three months ended March 31, 2008 compared with the same period in 2007. Our underwriting profit and combined ratio were primarily driven by:

•

Loss costs – Our auto loss costs remained virtually flat in the three months ended March 31, 2008 compared with the same period in 2007. This was driven by a percentage decrease in the low-single digits in frequency (the average number of claims filed) offset in part by a slight increase in severity (the average cost of a claim) due primarily to higher costs for bodily injury and personal injury protection claims. These factors, net of reinsurance, decreased our combined ratio by 0.1 points in the three months ended March 31, 2008 compared with the same period in 2007. Higher LAE costs increased our combined ratio by 1.3 points in the three months ended March 31, 2008 compared with the same period in 2007, primarily due to investments in claims business process and technology improvements.

•

Prior-year reserve development – The favorable prior-year reserve development in 2008 was a result of lower-than-expected bodily injury severity, primarily in accident year 2005. The change in prior-year reserve development decreased our combined ratio by 0.2 points in the three months ended March 31, 2008 compared with the same period in 2007.

•

Catastrophe losses – The increase in catastrophe losses was due to more high magnitude wind and hail storms in the first three months of 2008, compared with the same period in 2007. Excluding the impact of prior-year reserve development, the catastrophe losses in the three months ended March 31, 2008 increased the combined ratio by 0.4 points compared with the same period in 2007.

•

Expenses – Our expense ratio increased 0.8 points in the three months ended March 31, 2008 compared with the same period in 2007 due to increased investment in technology improvements, and advertising partially offset by cost savings resulting from outsourcing activities and our ongoing process improvement efforts.

Outlook – Our long-term target is a 96.0% combined ratio. Our outlook for 2008 includes improvement in our profitability while competitive pressures continue to challenge our growth. Actions we are taking to improve our profitability include: implementing rate increases in the mid-single digit range, completing the rollout of our auto True Pricing Model, the cancellation of several hundred unprofitable agencies, and enhancements to our point of sale data verification capabilities. Safeco True Pricing not only improves our segmentation relative to our competitors, but it also improves our new business competitiveness on many customer segments even as we implement rate changes. During the first three months of 2008, we implemented 16 rate revisions for an average increase of 1.7% across our entire auto book of business.

PROPERTY

THREE MONTHS ENDED MARCH 31,	2008	2007
Net Written Premiums	$221.7	$205.4
Net Earned Premiums	243.1	226.7
Underwriting Profit	11.4	44.8

Favorable (Unfavorable) Prior-Year Reserve Development	$(2.1)	$15.0
Pretax Catastrophe Losses	$16.1	$(0.8)

Loss and LAE Ratio	66.0%	52.8%
Expense Ratio	29.3	27.5

Combined Ratio	95.3%	80.3%

Our Property segment provides homeowners, dwelling fire, earthquake and inland marine coverage for individuals. Our Property coverages protect homes, condominiums and rental property contents against losses from a wide variety of hazards.

Premiums

Net written premiums increased $16.3, or 7.9% in the three months ended March 31, 2008 compared with the same period in 2007. This reflected:

•

Changes in PIF – PIF increased 8.0% as of March 31, 2008 compared with March 31, 2007. This included a decrease in new business of 0.4% in the three months ended March 31, 2008 compared with the same period in 2007. Our retention rate increased slightly to 86.7% as of March 31, 2008 compared with 84.5% during the same period in 2007.

•

Changes in average premiums – We file rate changes on a state-by-state basis. Rate changes are reflected on existing policies on renewal and are earned in our revenues over the 12-month policy term. Overall, we received approval for average rate increases in our property business of 0.4% in the first three months of 2008, compared with a decrease of 8.0% in the same period in 2007. Average premiums are also affected by automatic increases in the amount of insurance coverage to adjust for inflation in building costs and by shifts in the mix of our business, which we refer to as premium trend. Premium trend resulted in an increase to net written premiums in the first three months of 2008, compared with the same period in 2007, due in part to inflation guard increases and new business from higher average premium states.

Net earned premiums increased $16.4, or 7.2% in the three months ended March 31, 2008 compared with the same period in 2007. This reflected:

•	Changes in PIF – Higher average PIF increased net earned premiums by $11.7 in the three months ended March 31, 2008 compared with the same period in 2007.

•	Changes in average premiums – Higher average premiums increased net earned premiums by $5.2 in the three months ended March 31, 2008 compared with the same period in 2007.

Underwriting Results and Combined Ratio

Our underwriting profit in Property decreased $33.4 and our combined ratio increased 15.0 points in the three months ended March 31, 2008 compared with the same period in 2007. Our underwriting profit and combined ratio changes were primarily driven by:

•

Changes in average premiums – Our homeowners rate changes, combined with premium trend, decreased our Property combined ratio by 1.8 points in the three months ended March 31, 2008 compared with the same period in 2007.

•

Loss costs – Our Property loss costs experienced percentage increases in the high-single digits in the three months ended March 31, 2008 compared with the same period in 2007 due primarily to increases in claims severity. These factors, net of reinsurance, increased our Property combined ratio by 4.1 points in the three months ended March 31, 2008 compared with the same period in 2007.

•

Prior-year reserve development – The favorable prior-year reserve development in 2007 was primarily due to favorable adjustments to catastrophe loss estimates. The change in prior-year reserve development increased our combined ratio by 7.5 points in the three months ended March 31, 2008 compared with the same period in 2007.

•

Catastrophe losses – The increase in catastrophe losses was primarily due to more high magnitude wind and hail storms compared with 2007. Excluding the impact of prior-year reserve development, the catastrophes losses increased our combined ratio by 2.6 points in the three months ended March 31, 2008 compared with the same period in 2007.

•

Expenses – Our expense ratio increased by 1.8 points in the three months ended March 31, 2008 compared with the same period in 2007 due to increased agent compensation as well as increased investment in technology. The increase was partially offset by cost savings resulting from outsourcing activities and the results of ongoing process improvement efforts.

Outlook – Our disciplined approach to pricing and catastrophe management, in combination with our use of multivariate predictive pricing models in all of our property lines, sets the course for us to operate at or below our long-term target combined ratio of 92.0% by the fourth quarter of 2008. We will be taking modest rate increases on a state-by-state basis consistent with anticipated loss and premium trends. Our rollout of our home True-Pricing model will continue through the remainder of 2008. Overall new business growth trends have flattened but remain at a healthy level, especially in light of the year over year decrease we have seen in residential home sales across the United States.

SPECIALTY

THREE MONTHS ENDED MARCH 31,	2008	2007
Net Written Premiums	$28.9	$26.5
Net Earned Premiums	29.7	27.2
Underwriting Profit	8.0	8.7

Favorable (Unfavorable) Prior-Year Reserve Development	$(0.1)	$1.5
Pretax Catastrophe Losses	$0.3	$(0.8)

Loss and LAE Ratio	43.6%	39.3%
Expense Ratio	29.5	28.6

Combined Ratio	73.1%	67.9%

Our Specialty segment provides individuals with umbrella, motorcycle, recreational vehicle, and boat owners insurance.

Premiums

Net written premiums increased $2.4, or 9.1% in the three months ended March 31, 2008 compared with the same period in 2007. New-business policies sold increased 11.4% in the three months ended March 31, 2008 compared with the same period in 2007. Net written premium growth was primarily driven by an increase in new business in umbrella and motorcycle product sales. New business growth has been primarily driven by improvements in automation, rating and increased customer awareness of our product. Net earned premiums increased $2.5, or 9.2% in the three months ended March 31, 2008 compared with the same period in 2007.

Underwriting Results and Combined Ratio

Our underwriting profit in Specialty decreased $0.7 and our combined ratio increased 5.2 points in the three months ended March 31, 2008 compared with the same period in 2007. Our underwriting results and combined ratio were primarily driven by:

•

Loss Costs – Our Specialty loss costs decreased for the three months ended March 31, 2008 compared with the same period in 2007 due primarily to lower losses in motorcycles and recreational vehicles. The lower loss costs for specialty vehicles decreased our combined ratio by 2.3 points for the three months ended March 31, 2008 compared with the same period in 2007.

•

Prior-year reserve development – We experienced slight unfavorable prior-year reserve development in the three months ended March 31, 2008 compared with the favorable prior-year reserve development during the same period in the prior year. The favorable prior-year reserve development in the three months ended March 31, 2007 was primarily related to reduced estimates of boatowners’ catastrophe reserves. The change in prior-year reserve development increased our combined ratio by 5.9 points in the three months ended March 31, 2008 compared with the same period in 2007.

•

Expenses – Our expense ratio increased 0.8 points in the three months ended March 31, 2008 compared with the same period in 2007 due primarily to increased agent compensation partially offset by our ongoing process improvement efforts and expense reduction initiatives.

Outlook – In 2008, we expect Specialty to operate at or below its long-term target combined ratio of 92%. We continue to price by product, on a state-by-state basis, using our multi-variate predictive model.

SBI REGULAR

THREE MONTHS ENDED MARCH 31,	2008	2007
Net Written Premiums	$323.9	$329.1
Net Earned Premiums	324.5	313.8
Underwriting Profit	15.3	35.8

Favorable Prior-Year Reserve Development	$0.4	$1.3
Pretax Catastrophe Losses	$3.7	$1.0

Loss and LAE Ratio	62.7%	56.5%
Expense Ratio	32.6	32.1

Combined Ratio	95.3%	88.6%

Our SBI Regular segment provides insurance for small- to mid-sized businesses (those with annual premiums of $250,000 or less). This is our core commercial lines business, featuring these main products:

•	Business owner policies (BOP)

•	Commercial auto

•	Commercial multi-peril (CMP)

•	Workers compensation

•	Commercial property

•	General liability

Premiums

Net written premiums decreased $5.2, or 1.6% in the three months ended March 31, 2008 compared with the same period in 2007. The changes in net written premiums were primarily driven by:

•

Changes in PIF – PIF increased 1.0% as of March 31, 2008 compared with the same period in 2007. Our retention rate of 81.7% as of March 31, 2008 was flat compared with 82.0% as of March 31, 2007. Our new policies sold decreased 13.5% in the three months ended March 31, 2008 compared with the same period in 2007.

•

Price changes – We file rate changes on a state-by-state basis. Our average prices, which include filed rate changes and exposure growth, increased 0.9% in the three months ended March 31, 2008 compared with the same period in 2007. Prices are affected by growth in the exposures we cover due to factors such as changes in payroll, the number of employees, sales receipts and property building values for the businesses we insure. Price changes are reflected in existing policies at renewal.

•	Mix of business – In addition to price changes, premiums are affected by changes in average policy size and mix of policy lines.

Net earned premiums increased $10.7, or 3.4% in the three months ended March 31, 2008 compared with the same period in 2007. The changes in net earned premiums were driven by:

•	Changes in PIF – Growth in average PIF increased net earned premiums by $5.5 in the three months ended March 31, 2008 compared with the same period in 2007.

•	Price changes – Price changes increased net earned premiums by $1.9 in the three months ended March 31, 2008 compared with the same period in 2007.

•	Mix of business – Mix of business increased net earned premiums by $3.2 in the three months ended March 31, 2008 compared with the same period in 2007.

Underwriting Results and Combined Ratio

Our underwriting profit in SBI Regular decreased $20.5, or 57.3% and our combined ratio increased 6.7 points in the three months ended March 31, 2008 compared with the same period in 2007. Our underwriting results and combined ratio primarily reflected:

•	Price changes – Our price changes decreased our combined ratio by 0.5 points in the three months ended March 31, 2008 compared with the same period in 2007.

•	Loss costs – We experienced rising loss severity which increased the combined ratio by 4.9 points in the three months ended March 31, 2008 compared with the same period in 2007.

•

Prior-year reserve development – We recorded modest favorable prior-year development in the three months ended March 31, 2008 and March 31, 2007. The change in the prior-year reserve development increased the combined ratio by 0.3 points compared with the same period in 2007.

•

Catastrophe losses – Excluding the impact of prior-year reserve development, the higher catastrophe losses increased the combined ratio by 0.5 points in the three months ended March 31, 2008 compared with the same period in 2007.

•

Expenses – The increase in our expense ratio of 0.5 points in the three months ended March 31, 2008 compared with the same period in 2007 reflects increased agent compensation and increased investment in technology, partially offset by our ongoing focus on process improvement and outsourcing efforts.

Outlook – We anticipate a challenging market for premium growth in our SBI Regular segment in 2008, in a continuing soft market in which loss cost increases may outpace earned price increases. Our long-term target combined ratio is 95.0%.

SBI SPECIAL ACCOUNTS FACILITY

THREE MONTHS ENDED MARCH 31,	2008	2007
Net Written Premiums	$56.2	$64.6
Net Earned Premiums	61.4	65.3
Underwriting Profit	9.7	13.1

Favorable Prior-Year Reserve Development	$3.8	$4.5
Pretax Catastrophe Losses	$0.5	$0.2

Loss and LAE Ratio	53.5%	47.5%
Expense Ratio	30.8	32.4

Combined Ratio	84.3%	79.9%

Our SBI Special Accounts Facility segment includes insurance for large-commercial accounts (those with annual premiums greater than $250,000). While our main focus is the small- to mid-sized market, we continue to serve some large-commercial accounts on behalf of key agents and brokers who sell our core commercial products.

Special Accounts Facility also provides insurance for the following commercial programs:

•	Agents’ errors and omissions insurance

•	Property and liability insurance for mini-storage and warehouse properties

•	Professional and general liability insurance for non-profit social service organizations

Premiums

Net written premiums decreased $8.4, or 13.0% in the three months ended March 31, 2008 compared with the same period in 2007. Competitive market conditions continue to exert downward pressure in this segment.

Net earned premiums decreased $3.9, or 6.0% in the three months ended March 31, 2008 compared with the same period in 2007.

Underwriting Results and Combined Ratio

Our underwriting profit in SBI Special Accounts Facility decreased $3.4 and our combined ratio increased 4.4 points in the three months ended March 31, 2008 compared with the same period in 2007. Our underwriting results and combined ratios were primarily driven by:

•	Price changes – Price reductions increased our combined ratio by 1.3 points in the three months ended March 31, 2008 compared with the same period in 2007.

•

Loss costs – We experienced increasing claims severity in the three months ended March 31, 2008 which increased our combined ratio by 3.1 points compared with the same period in 2007. In the three months ended March 31, 2007 we experienced unusually low loss cost emergence trends.

•

Prior-year reserve development – We experienced favorable prior-year reserve development in the three months ended March 31, 2007 and 2008, driven by favorable loss experience in property lines. The change in the prior-year reserve development increased our combined ratio by 0.6 points in the three months ended March 31, 2008 compared with the same period in 2007.

•

Catastrophe losses – Our catastrophe loss experience in the three months ended March 31, 2007 was low due to unusually low impact of weather-related losses. More normal loss levels prevailed in the three months ended March 31, 2008, which increased our combined ratio by 1.2 points compared with the same period in the prior year.

•

Expenses – Our expense ratio decreased 1.6 points in the three months ended March 31, 2008 compared with the same period in 2007 primarily due to lower estimates of agent bonus commissions related to declining premium and our ongoing focus on business process improvements.

Outlook – We plan to continue providing a limited large-commercial resource for those agents and brokers who are also writing auto, property or small- to mid-sized commercial insurance with us, and to continue writing specialty insurance programs to the extent market conditions provide reasonable margins.

SURETY

THREE MONTHS ENDED MARCH 31,	2008	2007
Net Written Premiums	$103.2	$92.7
Net Earned Premiums	97.3	83.6
Underwriting Profit	40.2	35.8

Favorable Prior-Year Reserve Development	$13.8	$16.2

Loss and LAE Ratio	17.6%	15.5%
Expense Ratio	41.1	41.7

Combined Ratio	58.7%	57.2%

Our Surety segment provides surety bonds for construction and commercial businesses.

Premiums

Net written premiums increased $10.5, or 11.3% in the three months ended March 31, 2008 compared with the same period in 2007. Continued strength in municipal construction projects business volume and focus on our highest credit quality accounts drove the increase in net written premiums.

Net earned premiums increased $13.7, or 16.4% in the three months ended March 31, 2008 compared with the same period in 2007. New business increased net earned premiums by $8.1 in the three months ended March 31, 2008 compared with the same period in 2007.

Underwriting Results and Combined Ratio

Our underwriting profit in Surety increased $4.4 in the three months ended March 31, 2008 compared with the same period in 2007. The increase in underwriting profit was driven by premium growth, combined with a low level of loss experience and expense management. Our combined ratio increased 1.5 points as loss experience was higher than the historical lows in the same period in 2007.

Outlook – Industry results remained stable in first three months of 2008 and we expect the surety market to remain healthy through 2008. While we expect that infrastructure improvement needs will continue to drive demand, current economic uncertainty may alter our risk assessments and temper future growth. Overall, we expect our growth rates will moderate and we anticipate a shift from the historically low level of loss experience in 2007 to more typical losses in 2008.

P&C OTHER

THREE MONTHS ENDED MARCH 31,	2008	2007
Net Written Premiums	$(0.5)	$3.0
Net Earned Premiums	1.5	(0.3)
Underwriting Profit (Loss)	8.7	(16.1)

Favorable (Unfavorable) Prior-Year Reserve Development	$2.4	$(13.2)
Pretax Catastrophe Losses	$0.3	$(1.6)

Our P&C Other segment includes:

•	Run-off assumed reinsurance business

•	Large-commercial business accounts in runoff and specialty programs that we have exited

•	Our own self-insurance

•	Asbestos and environmental results

•	Run-off religious institutions

•	Results of business related to Safeco Financial Institution Solutions (SFIS), our lender-placed property insurance business, which we sold on April 30, 2006

Premiums

Net written premiums decreased $3.5 in the three months ended March 31, 2008 compared with the same period in 2007. Net earned premiums increased $1.8 in the three months ended March 31, 2008 compared with the same period in 2007. The increase in the first three months of 2008 compared with the same period in 2007 was due to increased premiums in large commercial accounts in run-off.

Underwriting Results

Our underwriting profit in P&C Other increased $24.8 in the three months ended March 31, 2008 compared with the same period in 2007 primarily due to the favorable prior-year reserve development of $2.4 in the first quarter of 2008 compared with the unfavorable prior-year reserve development of $13.2 in the first quarter of 2007 related to assumed reinsurance treaties and religious institutions. The underwriting profit in the first quarter of 2008 also includes $8.7 of service fee commission income related to SFIS.

Our Corporate Results

THREE MONTHS ENDED MARCH 31,	2008	2007
Corporate Segment Results	$(4.2)	$(18.9)
Net Realized Investment Gains before Taxes	8.6	5.8

Gain (Loss) before Income Taxes	$4.4	$(13.1)

In our Corporate segment, we include:

•	Interest expense on our debt

•	Miscellaneous corporate investment and other activities, including real estate holdings and transactions and losses on debt repurchases and contributions to the Safeco Insurance Foundation

•	Our intercompany eliminations

Our interest expense was $7.1 in the three months ended March 31, 2008, compared with $24.2 in the three months ended March 31, 2007. The decrease in interest expense reflects a reduction in outstanding debt due to the maturity of debt in February 2008 and maturity and the redemption of debt in 2007.

We repaid $200.0 in principal amount of 4.200% senior notes that matured on February 1, 2008.

OUR INVESTMENT RESULTS

INVESTMENT PORTFOLIO

These tables summarize our investment portfolio at March 31, 2008 and December 31, 2007:

MARCH 31, 2008	COST OR AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	NET UNREALIZED GAINS (LOSSES)	CARRYING VALUE
P&C
Fixed Maturities – Taxable	$2,656.5	$93.6	$(24.0)	$69.6	$2,726.1
Fixed Maturities – Non-taxable	4,708.1	101.5	(156.8)	(55.3)	4,652.8
Marketable Equity Securities	1,038.5	302.5	(17.9)	284.6	1,323.1
Other Invested Assets	47.0	—	—	—	47.0

Total P&C	8,450.1	497.6	(198.7)	298.9	8,749.0
Corporate
Fixed Maturities – Taxable	104.8	2.3	(0.6)	1.7	106.5
Marketable Equity Securities	52.8	2.2	(2.7)	(0.5)	52.3
Short-Term Investments	11.0	—	—	—	11.0
Other Invested Assets	1.0	—	—	—	1.0

Total Corporate	169.6	4.5	(3.3)	1.2	170.8

Total Investment Portfolio	$8,619.7	$502.1	$(202.0)	$300.1	$8,919.8

DECEMBER 31, 2007	COST OR AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	NET UNREALIZED GAINS	CARRYING VALUE
P&C
Fixed Maturities – Taxable	$2,766.6	$80.6	$(14.0)	$66.6	$2,833.2
Fixed Maturities – Non-taxable	4,685.2	132.6	(52.1)	80.5	4,765.7
Marketable Equity Securities	950.7	410.3	(13.4)	396.9	1,347.6
Other Invested Assets	47.0	—	—	—	47.0

Total P&C	8,449.5	623.5	(79.5)	544.0	8,993.5
Corporate
Fixed Maturities – Taxable	163.4	1.9	(0.3)	1.6	165.0
Marketable Equity Securities	42.5	13.2	(0.7)	12.5	55.0
Other Invested Assets	1.6	—	—	—	1.6

Total Corporate	207.5	15.1	(1.0)	14.1	221.6

Total Investment Portfolio	$8,657.0	$638.6	$(80.5)	$558.1	$9,215.1

At March 31, 2008 and December 31, 2007, there were no investments in any one industry that accounted for more than 10% of our total gross unrealized losses.

We reviewed all our investments with unrealized losses as of March 31, 2008. For all investments other than those for which we recognized an impairment charge, our evaluation determined that their declines in fair value were temporary, and we have the intent and ability to hold these securities until they recover in value.

This table shows, by maturity, the total amount of gross unrealized losses on fixed maturities and marketable equity securities at March 31, 2008:

MARCH 31, 2008	COST OR AMORTIZED COST	FAIR VALUE	COST IN EXCESS OF FAIR VALUE

Fixed Maturities
One Year or Less	$20.6	$20.6	$—
Over One Year through Five Years	134.6	130.7	(3.9)
Over Five Years through Ten Years	326.2	317.5	(8.7)
Over Ten Years	2,697.9	2,541.1	(156.8)
Mortgage-Backed Securities	360.3	348.3	(12.0)

Total Fixed Maturities	3,539.6	3,358.2	(181.4)
Total Marketable Equity Securities	361.3	340.7	(20.6)

Total	$3,900.9	$3,698.9	$(202.0)

Unrealized losses on our fixed maturities that have been in a loss position for more than a year at March 31, 2008 were $36.6 compared with $6.1 at December 31, 2007. There were no unrealized losses on our marketable equity securities that were in a loss position for more than a year at March 31, 2008 or December 31, 2007. Total unrealized losses were less than 3% of our total portfolio value at March 31, 2008 and less than 1% at December 31, 2007.

We continue to monitor these securities as part of our overall portfolio evaluation. If we determine that an unrealized loss is other-than-temporary, we report an impairment loss in the period that we make that determination.

FAIR VALUE OF INVESTMENTS

The total fair value of assets measured using significant unobservable inputs (Level 3) was $168.1 as of March 31, 2008, which is 2% of our total assets and liabilities measured at fair value on a recurring basis. During the three months ended March 31, 2008, fixed income securities with a fair value of $29.5 were transferred from Level 3 to Level 2 because new prices were obtained during the period that were based on observable inputs. The fair value of these securities decreased by $7.7, of which $7.4 was recognized as a realized loss for certain securities that became impaired during the period due to credit related events. Private placement fixed income securities with a total fair value of $9.2 were transferred from Level 2 to Level 3 during the period because prices using observable inputs were not available as of March 31, 2008. The fair value of these securities decreased by $0.5 which was reported as a change in unrealized gains in other comprehensive income.

DIVERSIFICATION

Our investment portfolio is diversified by issuer and industry type with no single issuer exceeding 1% of the fair value of our consolidated investment portfolio, except the U.S. Government fixed maturities and investments in several funds managed by BlackRock, Inc. As of March 31, 2008, the total fair value of our investments in funds managed by BlackRock, Inc. was $247.5, which is 2.8% of the fair value of our consolidated investment portfolio. Our investment portfolio adviser is BlackRock Financial Management, Inc., a wholly-owned subsidiary of BlackRock, Inc. We do not rely on the presence of bond insurance in the selection of securities for our portfolio. We evaluate the underlying credit worthiness of the entity in our selection process.

These tables show our investment types and industries of our fixed maturities and marketable equity securities that exceed 3% of our portfolio at March 31, 2008 and December 31, 2007:

	MARCH 31, 2008		DECEMBER 31, 2007
	CARRYING VALUE	PERCENT OF TOTAL	CARRYING VALUE	PERCENT OF TOTAL
States and Political Subdivisions	$4,735.4	53.1%	$4,825.9	52.4%
Banks	274.2	3.1	322.1	3.5
U.S. Government and Agencies	367.2	4.1	384.2	4.2
Mortgage-Backed Securities	913.1	10.2	1,012.0	11.0
Diversified Financial Services	420.0	4.7	233.5	2.5
Other	2,161.9	24.3	2,388.8	25.9

Total Fixed Maturities and Marketable Equity Securities	8,871.8	99.5	9,166.5	99.5
Other Invested Assets	48.0	0.5	48.6	0.5

Total Investment Portfolio	$8,919.8	100.0%	$9,215.1	100.0%

INVESTMENT PORTFOLIO QUALITY

The quality ratings of our fixed maturities portfolio were:

RATING	PERCENT AT MARCH 31, 2008	PERCENT AT DECEMBER 31, 2007
AAA	53%	59%
AA	19	16
A	14	12
BBB	9	8

Subtotal	95	95
BB or lower	3	3
Not Rated	2	2

Total	100.0%	100%

Below Investment Grade and Other Securities – A security is considered below investment grade if it has a rating below BBB. This table shows the details of our below investment grade fixed maturities at March 31, 2008 and December 31, 2007:

	MARCH 31, 2008	DECEMBER 31, 2007
Amortized Cost	$234.8	$229.1
Gross Unrealized Gains	2.2	2.9
Gross Unrealized Losses	(7.0)	(3.8)

Fair Value	$230.0	$228.2

Percent of Total Fixed Maturities	3.1%	2.9%

This table shows the non-publicly traded and not-rated securities in our portfolio at March 31, 2008 and December 31, 2007:

	MARCH 31, 2008		DECEMBER 31, 2007
	FAIR VALUE	PERCENT OF TOTAL PORTFOLIO	FAIR VALUE	PERCENT OF TOTAL PORTFOLIO
Non-Publicly Traded Fixed Maturities and Marketable Equity Securities	$155.9	1.7%	$149.8	1.6%
Not-Rated Fixed Maturities	$131.7	1.5%	$127.5	1.4%

MORTGAGE-BACKED SECURITIES

Our mortgage-backed securities consist mainly of commercial mortgage-based securities (CMBSs), residential collateralized mortgage obligations (CMOs) and residential mortgage-bonded pass-throughs. We have no collateralized debt obligations (CDOs), home equity lines of credit (HELOCs) or similar securities in our portfolio.

NET INVESTMENT INCOME

This table summarizes our pretax net investment income by portfolio:

THREE MONTHS ENDED MARCH 31,	2008	2007
P&C	$109.2	$121.1
Corporate	2.4	6.1

Total Net Investment Income	$111.6	$127.2

Our annualized investment income yields were:

THREE MONTHS ENDED MARCH 31,	2008	2007
Pretax	5.0%	5.0%
After Tax	4.1%	4.0%

The decrease of $15.6 in net investment income in the first three months of 2008 compared with the same period in 2007 was a result of an overall lower invested asset base due primarily to the sale of securities to fund our debt maturity and redemption, share repurchases and the special dividend paid by our insurance subsidiaries to Safeco Corporation in 2007 that have not been reinvested.

Our after-tax yields increased in the first quarter of 2008 compared with the same period in 2007 due to our increased investment in tax-exempt municipal bonds.

Our portfolio duration is an important part of our investment returns. Duration is a measure of the sensitivity of the price (the value of principal) of a fixed-income investment to a change in interest rates. Duration is expressed as a number of years. The larger the duration number, the greater the interest-rate risk or reward for bond prices. Our effective duration was 5.57 at March 31, 2008 compared with 4.82 at December 31, 2007. The fixed income portfolio has not materially changed during the three months ended March 31, 2008. The change in duration reflects the drop in municipal bond prices experienced during the quarter. At December 31, 2007, many of the municipals in the portfolio were priced and modeled to the earliest call date. During the three months ended March 31, 2008, municipal bond prices fell as the market grew concerned about bond insurers and as liquidity in the market was reduced. This drop in price caused the municipal bonds to be modeled to their respective maturity date. Since many bonds are now priced to the maturity date, instead of the call date, the overall duration of the fixed income portfolio is now longer than it was compared with the same period in the prior year.

NET REALIZED INVESTMENT GAINS AND LOSSES

Pretax net realized investment gains (losses) by portfolio were:

THREE MONTHS ENDED MARCH 31,	2008	2007
P&C	$(15.1)	$6.6
Corporate	8.6	5.8

Total Pretax Net Realized Investment Gains (Losses)	$(6.5)	$12.4

Pretax net realized investment gains and losses by component were:

THREE MONTHS ENDED MARCH 31,	2008	2007
Fixed Maturities Transactions:
Gross Gains	$1.6	$3.4
Gross Losses	(1.8)	(0.7)
Marketable Equity Securities Transactions:
Gross Gains	42.3	8.6
Gross Losses	(6.3)	(2.3)

Total Net Gains on Securities Transactions	35.8	9.0

Impairments:
Fixed Maturities	(17.2)	(0.6)
Marketable Equity Securities	(25.6)	(1.8)

Total Impairments	(42.8)	(2.4)

Other, Net	0.5	5.8

Total Pretax Net Realized Investment Gains (Losses)	$(6.5)	$12.4

NET GAINS ON SECURITIES TRANSACTIONS

The fair value and total net realized investment loss of fixed maturities and marketable equity securities that we sold at a loss were:

THREE MONTHS ENDED MARCH 31,	2008	2007
Fair Value	$46.9	$157.7
Total Net Realized Investment Loss	$(8.1)	$(3.0)

The securities sold at a loss in the three months ended March 31, 2008 primarily related to securities with credit-related losses in connection with market volatility. The securities sold at a loss in the three months ended March 31, 2007 primarily related to non-performing securities.

During the three months ended March 31, 2008, we recognized net realized gains of $35.8 on sales of marketable equity securities primarily due to sales of securities to restructure the equity portfolio and increase investment in to international securities.

IMPAIRMENTS

We closely monitor every investment that has declined in fair value to below cost or amortized cost. If we determine that the decline is other-than-temporary, we write down the security to its fair value and report the charge as an impairment in Net Realized Investment Gains in the Consolidated Statements of Income in the period that we make this determination. More information about our process of estimating investment impairments can be found in the discussion of Application of Critical Accounting Estimates in the MD&A section of our 2007 Annual Report on Form 10-K.

In our impairment determination process, we consider our intent and ability to hold to maturity investments that decline in value. Our intent to hold an investment could change due to changes in the financial condition and near-term prospects of the issuer or significant changes in our cash needs as a result of a major catastrophe.

We continually monitor our investment portfolio and markets for opportunities to:

•	Manage credit quality

•	Reduce our exposure to companies and industries with credit problems

•	Manage call risk

Pretax investment impairments by portfolio were:

THREE MONTHS ENDED MARCH 31,	2008	2007
P&C
Fixed Maturities	$17.2	$0.6
Marketable Equity Securities	24.7	1.8
Corporate
Marketable Equity Securities	0.9	—

Total Pretax Investment Impairments	$42.8	$2.4

The increase in impairments in the three months ended March 31, 2008 was due to credit-related events due to recent volatility in the credit market, and included additional impairments on previously impaired securities.

CAPITAL RESOURCES AND LIQUIDITY

OUR LIQUIDITY NEEDS

Liquidity is a measure of our ability to generate sufficient cash flows to meet the short- and long-term cash requirements of our insurance operations.

P&C insurance liabilities are somewhat unpredictable and largely short term in duration. Our payments to policyholders depend upon losses they suffer from accidents or other unpredictable events that are covered by insurance. Although we estimate how much cash we’ll need and when we’ll need it based on prior experience and the mix of business we write, we cannot predict all future events, particularly catastrophes. As a result, we invest most of our money in high-quality liquid securities – investments that can quickly be turned into cash – to support our projected or potential need for liquidity.

We believe that cash flows from our operations, investment portfolio and bank credit facility are sufficient to meet our future liquidity needs. For more information about our financial abilities, see the Financial Strength Ratings section.

SOURCES OF OUR FUNDS

We get cash from insurance premiums, dividends from our subsidiaries, investment income, sales or maturity of investments, and debt and equity offerings.

We have not engaged in the sale of investments or other assets by securitization.

Our cash flow for the three months ended March 31, 2008 and 2007 was:

THREE MONTHS ENDED MARCH 31,	2008	2007
Cash and Cash Equivalents – Beginning of Period	$532.0	$287.6
Net Cash Provided by (Used in):
Operating Activities	38.1	45.2
Investing Activities	(2.3)	(9.7)
Financing Activities	(193.2)	(30.7)

Cash and Cash Equivalents – End of Period	$374.6	$292.4

Net cash provided by operating activities decreased by $7.1, or 15.7% in the first three months of 2008 compared with the same period in the prior year driven primarily by lower insurance premiums received, lower interest and dividends received, and higher loss and loss adjustment expenses paid, offset by lower underwriting costs and lower interest payments.

Net cash used by investing activities decreased by $7.4, or 76.3% in the first three months of 2008 compared with the same period in the prior year, primarily due to decreased purchases and increased sales of fixed maturities, offset by increased purchases and decreased sales of marketable equity securities as well as increases in short-term investments and increases in securities lending collateral invested.

Net cash used in financing activities increased $162.5 in the first three months of 2008 compared with the same period in the period year, primarily as a result of our repayment of $200.0 of the 4.20% senior notes which matured on February 1, 2008, partially offset by reductions in receipts of securities lending collateral.

The changes in cash from financing activities were a result of our share and debt repurchases described below.

HOW WE USE OUR FUNDS

We use funds to support our operations, make interest and principal payments on debt, pay dividends to our shareholders, grow our investment portfolio and repurchase shares of common stock.

We use cash from insurance operations primarily to pay claims, underwriting expenses and claim adjustment expenses. We require insurance premiums to be paid in advance. As a result, cash flows into our business before or at the time premium revenues are recognized. Cash flows out of our business in subsequent months or years as claims are paid and expenses incurred.

In the first three months of 2008 we used $200.0 to repurchase debt, compared with no such activity in the first three months of 2007.

OUR CAPITAL STRUCTURE

Capital resources protect our policyholders, provide us with financial strength and facilitate continued business growth. Our capital structure consists of debt and equity as follows:

	MARCH 31, 2008	DECEMBER 31, 2007
Total Debt	$504.0	$704.0

Equity Excluding Accumulated Other Comprehensive Income (AOCI)	3,134.8	3,025.3
AOCI	197.5	367.3

Total Shareholders’ Equity	3,332.3	3,392.6

Total Capitalization	$3,836.3	$4,096.6

Ratio of Debt to Equity	15.1%	20.8%
Ratio of Debt to Capitalization	13.1%	17.2%

Repurchases of Debt – We repaid $200.0 in principal amount of 4.200% senior notes that matured on February 1, 2008.

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

The bank credit facility does not require us to maintain any deposits as compensating balances. As of March 31, 2008, we had no borrowings under the bank credit facility and we were in compliance with all its covenants.

Share Repurchases – In December, 2007, we received approval from the Board to repurchase up to $500.0 of our outstanding common stock in open market purchases. As of March 31, 2008, we purchased no shares under this plan.

OFF-BALANCE SHEET ARRANGEMENTS

We have no material off-balance sheet arrangements.

SUBSEQUENT EVENT

On April 23, 2008, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Liberty Mutual Insurance Company, a Massachusetts stock insurance company (“Liberty Mutual”), and Big Apple Merger Corporation, a Washington corporation and a wholly owned subsidiary of Liberty Mutual (“Merger Sub”).

Subject to the terms and conditions of the Merger Agreement, Merger Sub will merge with and into us and we will continue as the surviving corporation and a wholly owned subsidiary of Liberty Mutual (the “Merger”). At the effective time of the Merger, each outstanding share of our common stock, other than shares owned by us or Liberty Mutual and any dissenting shares in the Merger, will be automatically converted into the right to receive $68.25 in cash, without interest, subject to any applicable withholding tax.

The Merger Agreement has been approved by Safeco’s and Liberty Mutual’s respective Boards of Directors. The consummation of the Merger is subject to a number of customary closing conditions, including, but not limited to, (i) approval of the Merger Agreement by our shareholders, (ii) expiration or termination of the applicable Hart-Scott-Rodino Act waiting period, (iii) receipt of specified regulatory consents and approvals, including state insurance department approvals in Washington, Missouri, Illinois, Texas, Indiana, Oregon and California, (iv) the absence of any law, order or injunction prohibiting the consummation of the Merger and (v) the absence of any material governmental litigation seeking to challenge, restrain, or prohibit consummation of the Merger.

The Merger Agreement contains certain termination rights for both Safeco and Liberty Mutual, and further provides that, upon termination of the Merger Agreement under specified circumstances, Safeco may be required to pay Liberty Mutual a termination fee of $182.5.

The transaction is not subject to financing contingencies and is expected to close by the end of the third quarter of 2008. We will continue to pay our regular quarterly cash dividend consistent with past practice pending the closing of the Merger and there is no plan to pay a pro-rata dividend. In light of the proposed Merger, we have postponed our previously scheduled annual meeting of shareholders to have been held on May 7, 2008. We will provide information on the timing of the annual and special shareholder meeting to approve the proposed Merger when available.

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

Please see additional discussion of critical accounting estimates in the MD&A section of our 2007 Annual Report on Form 10-K.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

As required by Rule 13a-15(d) of the Exchange Act, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated our internal control over financial reporting and determined that there were no changes that occurred during the first fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there has been no such change during the first quarter.

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

ITEM 6 – EXHIBITS

31.1	Certification of Chief Executive Officer of Safeco Corporation dated May 6, 2008, in accordance with Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer of Safeco Corporation dated May 6, 2008, in accordance with Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer of Safeco Corporation dated May 6, 2008, in accordance with 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of Safeco Corporation, dated May 6, 2008, in accordance with 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Safeco Corporation

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 6, 2008.

Safeco Corporation
Registrant

/s/ Kris L. Hill
Kris L. Hill Vice President, Controller and Principal Accounting Officer