Form 10-Q
period 2008-06-30
SAFECO CORP
filed 2008-07-29
CIK 86104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended June 30, 2008

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

YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

    Large accelerated filer  ☒            Accelerated filer  ☐            Non-accelerated filer  ☐            Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

YES  ☐    NO  ☒

89,944,301 shares of common stock were outstanding at July 18, 2008.

Safeco Corporation

Safeco Corporation

Consolidated Statements of Income

(In millions, except per share amounts)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)
REVENUES
Net Earned Premiums	$1,375.7	$1,394.0	$2,758.2	$2,761.0
Net Investment Income	112.2	128.2	223.8	255.4
Net Realized Investment Gains	16.5	17.4	10.0	29.8
Service Fees and Other Revenues	13.6	15.2	27.6	29.8

Total Revenues	1,518.0	1,554.8	3,019.6	3,076.0

EXPENSES
Losses and Loss Adjustment Expenses	899.1	858.0	1,795.4	1,706.2
Amortization of Deferred Policy Acquisition Costs	241.2	231.3	483.4	467.5
Other Underwriting and Operating Expenses	175.8	183.0	336.9	341.7
Interest Expense	6.7	22.0	13.8	46.2
Restructuring and Asset Impairment Charges	3.2	1.5	7.8	1.8

Total Expenses	1,326.0	1,295.8	2,637.3	2,563.4

Income before Income Taxes	192.0	259.0	382.3	512.6
Provision for Income Taxes	42.5	72.6	91.0	143.7

Net Income	$149.5	$186.4	$291.3	$368.9

NET INCOME PER SHARE OF COMMON STOCK
Net Income Per Share of Common Stock – Diluted	$1.65	$1.75	$3.23	$3.46
Net Income Per Share of Common Stock – Basic	$1.66	$1.76	$3.24	$3.49

Dividends Declared Per Share	$0.40	$0.40	$0.80	$0.70

See Condensed Notes to Consolidated Financial Statements.

Safeco Corporation

Consolidated Balance Sheets

(In millions)

	JUNE 30, 2008	DECEMBER 31, 2007
	(Unaudited)
ASSETS
Investments
Available-for-Sale Securities:
Fixed Maturities, at Fair Value (Cost or amortized cost: $7,446.4; $7,615.2)	$7,407.5	$7,763.9
Marketable Equity Securities, at Fair Value (Cost: $1,108.1; $993.2)	1,345.9	1,402.6
Other Invested Assets	53.2	48.6
Short-Term Investments	12.5	—

Total Investments	8,819.1	9,215.1
Cash and Cash Equivalents	544.3	532.0
Accrued Investment Income	108.3	108.4
Premiums and Service Fees Receivable	1,099.3	1,074.7
Deferred Policy Acquisition Costs	428.8	415.7
Reinsurance Recoverables	452.3	461.9
Property and Equipment for Company Use (At cost less accumulated depreciation: $212.1; $204.6)	210.5	214.8
Current Income Taxes Recoverable	9.2	32.3
Net Deferred Income Tax Assets	296.7	157.9
Other Assets	96.1	96.6
Securities Lending Collateral	284.2	331.0

Total Assets	$12,348.8	$12,640.4

LIABILITIES AND SHAREHOLDERS’ EQUITY
Loss and Loss Adjustment Expense Reserves	$5,166.1	$5,185.0
Unearned Premiums	2,271.7	2,240.9
Debt	504.0	704.0
Other Liabilities	712.1	765.4
Securities Lending Payable	284.2	331.0

Total Liabilities	8,938.1	9,226.3

Commitments and Contingencies	—	—
Restricted Stock Rights	25.8	21.5

Preferred Stock, No Par Value
Shares Authorized: 10
Shares Issued and Outstanding: None	—	—
Common Stock, No Par Value
Shares Authorized: 300
Shares Reserved for Stock Awards: 4.1; 4.3
Shares Issued and Outstanding: 89.9; 89.7	11.5	—
Retained Earnings	3,242.6	3,025.3
Accumulated Other Comprehensive Income, Net of Taxes	130.8	367.3

Total Shareholders’ Equity	3,384.9	3,392.6

Total Liabilities and Shareholders’ Equity	$12,348.8	$12,640.4

See Condensed Notes to Consolidated Financial Statements.

Safeco Corporation

Consolidated Statements of Cash Flows

(In millions)

SIX MONTHS ENDED JUNE 30,	2008	2007
	(Unaudited)
OPERATING ACTIVITIES
Insurance Premiums Received	$2,770.4	$2,792.1
Dividends and Interest Received	232.4	269.1
Losses and Loss Adjustment Expenses Paid	(1,807.7)	(1,708.1)
Underwriting, Acquisition and Other Operating Costs Paid	(862.3)	(973.1)
Interest Paid	(17.2)	(43.3)
Income Taxes Paid	(77.3)	(70.3)

Net Cash Provided by Operating Activities	238.3	266.4

INVESTING ACTIVITIES
Purchases of:
Fixed Maturities Available-for-Sale	(383.7)	(805.3)
Marketable Equity Securities Available-for-Sale	(496.0)	(133.8)
Property and Equipment for Company Use	(19.8)	(68.8)
Sales of:
Fixed Maturities Available-for-Sale	133.8	854.9
Marketable Equity Securities Available-for-Sale	402.7	122.2
Real Estate	—	2.1
Maturities and Calls of Fixed Maturities Available-for-Sale	417.9	377.6
Net Change in Short-Term Investments	(12.4)	—
Securities Lending Collateral Returned	46.9	215.9
Sale of Subsidiary, Net of Cash Sold	—	5.0
Other, Net	(0.8)	(0.5)

Net Cash Provided By Investing Activities	88.6	569.3

FINANCING ACTIVITIES
Repayment of Debt	(200.0)	—
Dividends Paid to Shareholders	(72.4)	(63.8)
Stock Options Exercised	4.7	9.7
Securities Lending Collateral Received	(46.9)	(215.9)
Common Shares Reacquired	—	(157.8)

Net Cash Used in Financing Activities	(314.6)	(427.8)

Net Increase in Cash and Cash Equivalents	12.3	407.9
Cash and Cash Equivalents at Beginning of Period	532.0	287.6

Cash and Cash Equivalents at End of Period	$544.3	$695.5

See Condensed Notes to Consolidated Financial Statements.

Safeco Corporation

Consolidated Statements of Cash Flows –

Reconciliation of Net Income to Net Cash Provided by Operating Activities

(In millions)

SIX MONTHS ENDED JUNE 30,	2008	2007
	(Unaudited)
Net Income	$291.3	$368.9
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Net Realized Investment Gains	(10.0)	(29.8)
Amortization of Discount and Accretion of Premium on Fixed Maturities	7.6	13.4
Amortization, Depreciation and Impairments	24.2	27.7
Deferred Income Tax Provision (Benefit)	(11.5)	49.6
Other, Net	8.2	0.2
Changes in:
Accrued Investment Income	0.1	0.7
Premiums and Service Fees Receivable	(24.6)	(50.9)
Current Income Taxes	23.1	21.5
Deferred Policy Acquisition Costs	(13.1)	(29.0)
Loss and Loss Adjustment Expense Reserves	(18.9)	(62.5)
Unearned Premiums	30.8	95.0
Other Assets and Liabilities	(68.9)	(138.4)

Total Adjustments	(53.0)	(102.5)

Net Cash Provided by Operating Activities	$238.3	$266.4

We issued 866,685 shares to settle our accelerated share repurchase program in the six months ended June 30, 2007. There were no other significant non-cash financing or investing activities in the six months ended June 30, 2008 or June 30, 2007.

See Condensed Notes to Consolidated Financial Statements.

Safeco Corporation

Consolidated Statements of Shareholders’ Equity

(In millions, except share amounts)

SIX MONTHS ENDED JUNE 30,	2008	2007
	(Unaudited)
COMMON STOCK
Balance at Beginning of Period	$—	$3.2
Shares Issued for Options and Restricted Stock Rights (RSRs) (Includes Taxes of $0.5; $2.6)	4.8	12.3
Share-based Compensation and Vesting of RSRs	6.7	6.8
Shares Reacquired	—	(22.3)

Balance at End of Period	11.5	—

RETAINED EARNINGS
Balance at Beginning of Period	3,025.3	3,440.5
Net Income	291.3	368.9
Dividends Declared	(70.9)	(74.8)
Shares Reacquired	—	(135.5)
Cumulative Effect of Adoption of EITF 06-10	(3.1)	—
Cumulative Effect of Adoption of FIN 48	—	(0.7)

Balance at End of Period	3,242.6	3,598.4

ACCUMULATED OTHER COMPREHENSIVE INCOME, NET OF TAXES
Balance at Beginning of Period	367.3	484.2
Other Comprehensive Loss	(236.5)	(67.3)

Balance at End of Period	130.8	416.9

SHAREHOLDERS’ EQUITY	$3,384.9	$4,015.3

SIX MONTHS ENDED JUNE 30,	2008	2007
	(Unaudited)
COMMON SHARES OUTSTANDING
Number of Shares Outstanding at Beginning of Period	89,731,146	105,341,791
Shares Issued for Options and Rights	201,819	371,060
Shares Issued for Accelerated Stock Repurchase Settlement	—	866,685
Shares Reacquired	—	(2,521,982)

Number of Shares Outstanding at End of Period	89,932,965	104,057,554

See Condensed Notes to Consolidated Financial Statements.

Safeco Corporation

Consolidated Statements of Comprehensive Income

(In millions)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)
Net Income	$149.5	$186.4	$291.3	$368.9
Other Comprehensive Loss, Net of Taxes:
Change in Unrealized (Losses) on Available-for-Sale Securities	(55.1)	(43.8)	(228.8)	(44.4)
Reclassification Adjustment for Net Realized Investment (Gains) Included in Net Income	(10.7)	(11.4)	(4.6)	(19.3)
Amortization of Pension and Other Postretirement Benefit Amounts	(1.5)	(1.8)	(3.1)	(3.6)
Derivative Qualifying as Cash Flow Hedge	0.6	(1.0)	—	—

Other Comprehensive Loss	(66.7)	(58.0)	(236.5)	(67.3)

Comprehensive Income	$82.8	$128.4	$54.8	$301.6

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

We made certain reclassifications to prior-year amounts for consistency with our current-year presentation. We reclassified $15.2 from Other Underwriting and Operating Expenses to Service Fees and Other Revenues for the three months ended June 30, 2007 and $29.8 for the six months ended June 30, 2007. These reclassifications did not affect assets, shareholders’ equity, net income or net cash flows from operations.

EARNINGS PER SHARE

For the three months ended June 30, 2008, we excluded 449,000 stock options and Restricted Stock Rights (RSRs), and for the six months ended June 30, 2008, we excluded 504,000 stock options and RSRs from the dilutive earnings per share calculation because their inclusion would have been antidilutive. For the three months ended June 30, 2007, we excluded 428,000 stock options and RSRs from the dilutive earnings per share calculation and for the six months ended June 30, 2007, we excluded 536,000 stock options and RSRs.

Diluted and Basic Average Shares Outstanding and Net Income Per Share were:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2008	2007	2008	2007
COMPUTATION OF NET INCOME PER SHARE
Net Income	$149.5	$186.4	$291.3	$368.9
Diluted:
Average Number of Common Shares Outstanding	89.9	105.8	89.8	105.7
Additional Common Shares Assumed Issued	0.6	0.5	0.5	0.8

Average Shares Outstanding – Diluted	90.5	106.3	90.3	106.5

Net Income Per Share – Diluted	$1.65	$1.75	$3.23	$3.46

Basic:
Average Number of Common Shares Outstanding	89.9	105.8	89.8	105.7

Income Per Share – Basic	$1.66	$1.76	$3.24	$3.49

SECURITIES LENDING

We had a market value of $161.2 of fixed maturities and $117.0 of marketable equity securities loaned at June 30, 2008. We had a market value of $233.3 of fixed maturities and $90.8 of marketable equity securities loaned at December 31, 2007.

SHARE REPURCHASES

In December 2007, we received authorization from our Board of Directors (the Board) to repurchase up to $500.0 of our outstanding common stock in open market purchases. As of June 30, 2008, we purchased no shares under this authorization.

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

SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133” – In March 2008, FASB issued SFAS 161, which applies to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments. The statement requires additional disclosures of the nature, accounting and effect on the financial position, results of operations and cash flow. The statement is effective for fiscal years beginning after November 15, 2008. We do not expect the guidance to have an impact on our financial condition or results of operations.

FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” – In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in earnings allocation in computing earnings per share under the two-class method. The statement is effective for financial statements issued for fiscal years beginning after December 15, 2008. We are currently assessing the impact of the guidance on our financial condition or results of operations.

NOTE 2: MERGER TRANSACTION

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

The Merger Agreement has been approved by Safeco’s and Liberty Mutual’s respective Boards of Directors. The consummation of the Merger is subject to a number of customary closing conditions, including, but not limited to, (i) approval of the Merger Agreement by our shareholders, (ii) expiration of termination of the applicable Hart-Scott Rodino Act (“HSR Act”) waiting period, (iii) receipt of specified regulatory consents and approvals, including state insurance department approvals in Washington, Missouri, Illinois, Texas, Indiana, Oregon and California, (iv) the absence of any law, order or injunction prohibiting the consummation of the Merger and (v) the absence of any material governmental litigation seeking to challenge, restrain, or prohibit consummation of the Merger. As of June 3, 2008, the 30-day statutory waiting period under the HSR Act expired.

The Merger Agreement contains certain termination rights for both Safeco and Liberty Mutual, and further provides that, upon termination of the Merger Agreement under specified circumstances, Safeco may be required to pay Liberty Mutual a termination fee of $182.5.

Following the announcement that we had entered into a merger agreement with Liberty Mutual and Merger Sub, the outlook for our credit ratings was updated by A.M. Best, Standard and Poor’s, Moody’s Investors and Fitch Rating, which left us on a negative rating watch. All agencies have indicated that their ratings outlook would be revised upon the closing of the transaction in the third quarter of 2008.

The transaction is not subject to financing contingencies and is expected to close by the end of the third quarter of 2008. The Merger Agreement does not restrict our ability to declare or pay dividends. The Merger is contingent upon approval by a two-thirds vote of our shares outstanding at our annual meeting scheduled to be held July 29, 2008.

NOTE 3: INVESTMENTS

FIXED MATURITIES AND MARKETABLE EQUITY SECURITIES

The following tables summarize our fixed maturities and marketable equity securities:

JUNE 30, 2008	COST OR AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	NET UNREALIZED GAINS (LOSSES)	FAIR VALUE
Fixed Maturities:
U.S. Government and Agencies	$251.4	$17.8	$(0.6)	$17.2	$268.6
States and Political Subdivisions	4,882.9	85.4	(141.6)	(56.2)	4,826.7
Foreign Governments	18.9	5.2	—	5.2	24.1

Corporate Securities:
Banks	137.2	3.6	(0.5)	3.1	140.3
Utilities	100.2	1.3	(0.8)	0.5	100.7
Diversified Financial Services	397.6	4.8	(6.6)	(1.8)	395.8
Other	769.9	16.7	(8.7)	8.0	777.9

Total Corporate Securities	1,404.9	26.4	(16.6)	9.8	1,414.7
Mortgage-Backed Securities	888.3	8.6	(23.5)	(14.9)	873.4

Total Fixed Maturities	7,446.4	143.4	(182.3)	(38.9)	7,407.5
Marketable Equity Securities	1,108.1	264.4	(26.6)	237.8	1,345.9

Total	$8,554.5	$407.8	$(208.9)	$198.9	$8,753.4

DECEMBER 31, 2007	COST OR AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	NET UNREALIZED GAINS	FAIR VALUE
Fixed Maturities:
U.S. Government and Agencies	$290.2	$20.3	$(0.2)	$20.1	$310.3
States and Political Subdivisions	4,770.3	135.3	(52.2)	83.1	4,853.4
Foreign Governments	23.9	6.3	—	6.3	30.2
Corporate Securities:
Banks	150.4	4.9	(0.2)	4.7	155.1
Utilities	236.7	6.3	(0.6)	5.7	242.4
Diversified Financial Services	379.0	6.9	(2.2)	4.7	383.7
Other	762.6	18.4	(4.2)	14.2	776.8

Total Corporate Securities	1,528.7	36.5	(7.2)	29.3	1,558.0
Mortgage-Backed Securities	1,002.1	16.7	(6.8)	9.9	1,012.0

Total Fixed Maturities	7,615.2	215.1	(66.4)	148.7	7,763.9
Marketable Equity Securities	993.2	423.5	(14.1)	409.4	1,402.6

Total	$8,608.4	$638.6	$(80.5)	$558.1	$9,166.5

The following tables illustrate the gross unrealized losses and fair values for our investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2008 and December 31, 2007:

JUNE 30, 2008	LESS THAN 12 MONTHS		12 MONTHS OR MORE		TOTAL
DESCRIPTION OF SECURITIES	FAIR VALUE	UNREALIZED LOSSES	FAIR VALUE	UNREALIZED LOSSES	FAIR VALUE	UNREALIZED LOSSES
Fixed Maturities:
U.S. Government and Agencies	$19.2	$(0.6)	$—	$—	$19.2	$(0.6)
States and Political Subdivisions	1,701.1	(56.2)	1,106.4	(85.4)	2,807.5	(141.6)
Foreign Governments	0.6	—	—	—	0.6	—
Corporate Securities	566.0	(13.5)	61.9	(3.1)	627.9	(16.6)
Mortgage-Backed Securities	421.4	(18.9)	81.3	(4.6)	502.7	(23.5)

Total Fixed Maturities	2,708.3	(89.2)	1,249.6	(93.1)	3,957.9	(182.3)
Marketable Equity Securities	425.4	(26.6)	—	—	425.4	(26.6)

Total	$3,133.7	$(115.8)	$1,249.6	$(93.1)	$4,383.3	$(208.9)

DECEMBER 31, 2007	LESS THAN 12 MONTHS		12 MONTHS OR MORE		TOTAL
DESCRIPTION OF SECURITIES	FAIR VALUE	UNREALIZED LOSSES	FAIR VALUE	UNREALIZED LOSSES	FAIR VALUE	UNREALIZED LOSSES
Fixed Maturities:
U.S. Government and Agencies	$13.4	$(0.1)	$2.2	$(0.1)	$15.6	$(0.2)
States and Political Subdivisions	1,768.5	(50.7)	62.6	(1.5)	1,831.1	(52.2)
Foreign Governments	—	—	1.3	—	1.3	—
Corporate Securities	304.0	(5.0)	153.0	(2.2)	457.0	(7.2)
Mortgage-Backed Securities	176.3	(4.5)	265.7	(2.3)	442.0	(6.8)

Total Fixed Maturities	2,262.2	(60.3)	484.8	(6.1)	2,747.0	(66.4)
Marketable Equity Securities	194.1	(14.1)	—	—	194.1	(14.1)

Total	$2,456.3	$(74.4)	$484.8	$(6.1)	$2,941.1	$(80.5)

We reviewed all of our investments with unrealized losses as of December 31, 2007 and June 30, 2008. For all investments other than those for which we recognized an impairment charge, our evaluation determined that their declines in fair value were temporary and we have the intent and ability to hold these securities until they recover in value. In our review, we considered:

•	How long and by how much the fair value of the security has been below its cost or amortized cost

•	The current financial condition and future prospects of the issuer of the security, including any specific events that may affect its operations or earnings potential

•	Our intent and ability to keep the security long enough for us to recover its value

•	Any downgrades of the security by a rating agency

•	Any reduction or elimination of dividends or non-payment of scheduled interest payments

NET INVESTMENT INCOME

The following table summarizes our net investment income:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2008	2007	2008	2007
Interest on Fixed Maturities:
Taxable	$42.6	$60.4	$87.2	$124.7
Non-Taxable	55.6	53.8	111.8	106.9
Dividends:
Marketable Equity Securities	11.5	7.8	21.5	15.3
Redeemable Preferred Stock	0.2	1.5	1.5	2.9
Other	4.3	6.5	6.4	9.2

Total Investment Income	114.2	130.0	228.4	259.0
Investment Expenses	(2.0)	(1.8)	(4.6)	(3.6)

Net Investment Income	$112.2	$128.2	$223.8	$255.4

The decrease in net investment income in the three and six months ended June 30, 2008 compared with the same periods in 2007 was a result of an overall lower invested asset base due primarily to the sale of securities to fund our debt maturity and redemption, share repurchases and the special dividend paid by our insurance subsidiaries to Safeco Corporation in 2007 that has not been reinvested.

NET REALIZED INVESTMENT GAINS

The following table summarizes our net realized investment gains:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2008	2007	2008	2007
Net Realized Investment Gains (Losses) from:
Fixed Maturities	$1.6	$0.8	$(14.8)	$2.9
Marketable Equity Securities	11.2	6.4	21.6	10.9
Other	3.7	10.2	3.2	16.0

Net Realized Investment Gains	$16.5	$17.4	$10.0	$29.8

The decrease in net realized investment gains is primarily due to realized losses on impaired securities partially offset by net realized gains on the sale of marketable equity securities. We recognized net realized losses on impaired securities of $40.4 during the three months ended June 30, 2008 and $83.2 during the six months ended June 30, 2008 due to credit-related events in connection with recent volatility in the credit markets. The impairment losses included $21.7 related to securities that became impaired during the three months ended June 30, 2008 and $45.6 during the six months ended June 30, 2008. The impairment losses also included $18.7 for the three months ended June 30, 2008 and $37.6 for the six months ended June 30, 2008 related to additional impairments of securities initially impaired in prior periods. We recognized net realized gains $44.6 on sales of marketable equity securities during the three months ended June 30, 2008 and $80.6 during the six months ended June 30, 2008 primarily due to sales of securities to restructure and reduce exposure in the marketable equity portfolio and increase our investment in international securities.

The following tables summarize the proceeds from sales of our investments and components of the related gains before taxes:

THREE MONTHS ENDED JUNE 30, 2008	FIXED MATURITIES AVAILABLE FOR-SALE	MARKETABLE EQUITY SECURITIES	OTHER	TOTAL
Proceeds from Sales	$62.2	$160.3	$2.3	$224.8

Gross Realized Investment Gains	1.8	50.2	—	52.0
Gross Realized Investment Losses	(0.6)	(5.6)	—	(6.2)

Net Realized Investment Gains from Sales	1.2	44.6	—	45.8
Impairments	(7.0)	(33.4)	—	(40.4)
Other, Including Gains on Calls and Redemptions	7.4	—	3.7	11.1

Net Realized Investment Gains	$1.6	$11.2	$3.7	$16.5

THREE MONTHS ENDED JUNE 30, 2007	FIXED MATURITIES AVAILABLE FOR-SALE	MARKETABLE EQUITY SECURITIES	OTHER	TOTAL
Proceeds from Sales	$399.1	$55.2	$11.6	$465.9

Gross Realized Investment Gains	2.0	6.4	—	8.4
Gross Realized Investment Losses	(1.4)	—	—	(1.4)

Net Realized Investment Gains from Sales	0.6	6.4	—	7.0
Impairments	(2.9)	—	—	(2.9)
Other, Including Gains on Calls and Redemptions	3.1	—	10.2	13.3

Net Realized Investment Gains	$0.8	$6.4	$10.2	$17.4

SIX MONTHS ENDED JUNE 30, 2008	FIXED MATURITIES AVAILABLE FOR-SALE	MARKETABLE EQUITY SECURITIES	OTHER	TOTAL
Proceeds from Sales	$133.8	$402.7	$29.3	$565.8

Gross Realized Investment Gains	3.4	92.5	—	95.9
Gross Realized Investment Losses	(2.4)	(11.9)	—	(14.3)

Net Realized Investment Gains from Sales	1.0	80.6	—	81.6
Impairments	(24.2)	(59.0)	—	(83.2)
Other, Including Gains on Calls and Redemptions	8.4	—	3.2	11.6

Net Realized Investment Gains (Losses)	$(14.8)	$21.6	$3.2	$10.0

SIX MONTHS ENDED JUNE 30, 2007	FIXED MATURITIES AVAILABLE FOR-SALE	MARKETABLE EQUITY SECURITIES	OTHER	TOTAL
Proceeds from Sales	$854.9	$122.2	$21.0	$998.1

Gross Realized Investment Gains	4.1	15.0	—	19.1
Gross Realized Investment Losses	(1.9)	(2.3)	—	(4.2)

Net Realized Investment Gains from Sales	2.2	12.7	—	14.9
Impairments	(3.5)	(1.8)	—	(5.3)
Other, Including Gains on Calls and Redemptions	4.2	—	16.0	20.2

Net Realized Investment Gains	$2.9	$10.9	$16.0	$29.8

NOTE 4: FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Valuations of derivative assets and liabilities reflect the value of the instrument including the values associated with counterparty risk. The issuance of SFAS 157 clarified that these values must also take into account our own credit standing, thus including in the valuation of the derivative instrument the value of the net credit differential between the counterparties to the derivative contract. Effective January 1, 2008, we updated our methodology to calculate the impact of both the counterparty’s and our own credit standing. The net impact was not material to our financial condition or results of operations.

Determining the Fair Value of Our Investments – For the majority of our investments, we use quoted market prices or available public market price information to determine the fair value. When such information is not available, as is the case for securities that are not publicly traded, we use other valuation techniques. These techniques include:

•	Using independent pricing sources, including brokers

•	Evaluating discounted cash flows

•	Identifying comparable securities with quoted market prices based on industry sector, credit quality and maturity

•	Using internally prepared valuations based on certain modeling and pricing methods

The following table presents the assets measured at fair value on a recurring basis for each of the fair value hierarchy levels:

	FAIR VALUE MEASUREMENT INPUTS			ASSETS AT FAIR VALUE
JUNE 30, 2008	LEVEL 1	LEVEL 2	LEVEL 3
Assets
Available-for-Sale Fixed Maturities	$30.6	$7,273.3	$103.6	$7,407.5
Available-for-Sale Marketable Equity Securities	871.8	392.9	81.2	1,345.9
Other Invested Assets (1)	—	10.5	—	10.5
Short Term Investments	—	12.5	—	12.5
Derivative Assets (2)	—	4.0	—	4.0

Total Assets	$902.4	$7,693.2	$184.8	$8,780.4

(1)	Excludes investments in limited partnerships which are not carried at fair value on a recurring basis.

(2)	The fair value of the interest rate swap is reported as an offset to Debt on the Consolidated Balance Sheets.

The table below reconciles all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended June 30, 2008:

JUNE 30, 2008	BALANCE AT MARCH 31, 2008	TOTAL REALIZED/ UNREALIZED GAINS OR LOSSES		PURCHASES, ISSUANCES AND SETTLEMENTS	NET TRANSFERS IN AND/OR OUT OF LEVEL 3	BALANCE AT JUNE 30, 2008	CHANGE IN UNREALIZED GAINS/ (LOSSES) RELATED TO ASSETS HELD AT JUNE 30, 2008 (2)
		INCLUDED IN EARNINGS (1)	INCLUDED IN ACCUMULATED OTHER COMPREHENSIVE INCOME (1)
Available-For-Sale Fixed Maturities	$88.3	$(0.1)	$(2.1)	$0.3	$17.2	$103.6	$2.8
Available-For-Sale Marketable Equity Securities	79.8	—	0.2	1.2	—	81.2	0.2

Total	$168.1	$(0.1)	$(1.9)	$1.5	$17.2	$184.8	$3.0

(1)

We included $0.1 in Net Realized Investment Gains in our Consolidated Statement of Income for the three months ended June 30, 2008, which includes $0.1 of net realized losses for securities that became impaired during the period.

(2)

Of the total $3.0 change in unrealized gains/(losses) for Level 3 assets held at June 30, 2008, there were no amounts included in earnings for the three months ended June 30, 2008 and no amounts were reported in Net Realized Investment Gains in the Consolidated Statements of Income.

The table below reconciles all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2008:

JUNE 30, 2008	BALANCE AT JANUARY 1, 2008	TOTAL REALIZED/ UNREALIZED GAINS OR LOSSES		PURCHASES, ISSUANCES AND SETTLEMENTS	NET TRANSFERS IN AND/OR OUT OF LEVEL 3	BALANCE AT JUNE 30, 2008	CHANGE IN UNREALIZED GAINS/ (LOSSES) RELATED TO ASSETS HELD AT JUNE 30, 2008 (2)
		INCLUDED IN EARNINGS (1)	INCLUDED IN ACCUMULATED OTHER COMPREHENSIVE INCOME (1)
Available-For-Sale Fixed Maturities	$107.8	$(7.6)	$4.1	$7.4	$(8.1)	$103.6	$(3.5)
Available-For-Sale Marketable Equity Securities	78.5	—	1.5	1.2	—	81.2	1.5

Total	$186.3	$(7.6)	$5.6	$8.6	$(8.1)	$184.8	$(2.0)

(1)

We included $7.6 in Net Realized Investment Gains in our Consolidated Statement of Income for the six months ended June 30, 2008, which includes $7.5 of net realized losses for securities that became impaired during the period and were transferred out of Level 3 to Level 2 during the period.

(2)

Of the total $(2.0) change in unrealized gains/(losses) for Level 3 assets held at June 30, 2008, $(0.1) was included in earnings for the six months ended June 30, 2008 and reported in Net Realized Investment Gains in the Consolidated Statements of Income.

NOTE 5: LOSS AND LAE RESERVES

The following table analyzes the changes in our loss and loss adjustment expense (LAE) reserves for the six months ended June 30, 2008 and 2007. We report changes in estimated reserves in the Consolidated Statements of Income in the period we make the change:

SIX MONTHS ENDED JUNE 30,	2008	2007
Loss and LAE Reserves at Beginning of Period	$5,185.0	$5,171.4
Less Reinsurance Recoverables on Unpaid Losses, Net of Allowance	413.1	415.0

Net Balance at Beginning of Period	4,771.9	4,756.4

Incurred Loss and LAE for Claims Occurring During:
Current Year	1,859.6	1,754.2
Prior Years	(64.2)	(48.0)

Total Incurred Loss and LAE	1,795.4	1,706.2

Loss and LAE Payments for Claims Occurring During:
Current Year	825.3	763.9
Prior Years	945.3	1,007.8

Total Loss and LAE Payments	1,770.6	1,771.7

Net Balance at End of Period	4,796.7	4,690.9
Plus Reinsurance Recoverables on Unpaid Losses, Net of Allowance	369.4	418.0

Loss and LAE Reserves at End of Period	$5,166.1	$5,108.9

In the first six months of 2008, we reduced our estimates for prior years’ loss and LAE by $64.2. This total decrease included:

•	$36.7 reduction in surety reserves due to a fewer-than-expected number of claims

•	$24.4 increase in commercial auto reserves related to greater-than-expected severity

•	$13.6 increase in asbestos primarily due to unfavorable settlement activity on large claims

•	$13.2 reduction in construction defect claims due to fewer-than-expected number of claims

•	$11.6 reduction in commercial umbrella reserves due to fewer-than-expected number of claims

•	$9.9 reduction in personal auto reserves due to lower-than-expected severity

•	$9.1 reduction in small business multiple peril reserves primarily due to lower-than-expected severity

•	$9.1 reduction in commercial property reserves related to lower-than-expected severity

•	$12.6 reduction in a number of lines due to emerging claim trends and related loss data, including unallocated LAE

In the first six months of 2007, we reduced our estimates for prior years’ loss and LAE by $48.0. This total decrease included:

•	$22.8 reduction in surety reserves due to a fewer-than-expected number of claims

•	$12.9 reduction in catastrophe related reserves, primarily in property reserves, reflecting decreases in severity estimates principally related to hurricanes that occurred in 2005

•	$11.5 increase in asbestos reserves related to our participation in reinsurance pools

•	$10.2 reduction in workers’ compensation reserves due to lower-than expected severity

•	$13.6 reduction in a number of lines due to emerging claim trends and related loss data, including unallocated LAE

NOTE 6: DEBT

The following table shows the total principal amount, current and long-term portions, interest rates and maturities of our debt:

	JUNE 30, 2008			DECEMBER 31, 2007
	TOTAL	CURRENT	LONG-TERM	TOTAL	CURRENT	LONG-TERM
4.200% Notes due 2008	$—	$—	$—	$200.0	$200.0	$—
4.875% Notes due 2010	300.0	—	300.0	300.0	—	300.0
7.250% Notes due 2012	204.0	—	204.0	204.0	—	204.0

Total Debt	$504.0	$—	$504.0	$704.0	$200.0	$504.0

We repaid $200.0 in principal amount of 4.200% senior notes that matured on February 1, 2008.

We maintain a bank credit facility of $300.0 available, which expires March 2010. The terms of the bank credit facility require us to pay a fee to have these funds available, maintain a minimum level of $2,700.0 shareholders’ equity plus 50% of accumulated net income, and keep our debt-to-capitalization ratio below a maximum of 37.5%. This facility does not require us to maintain any deposits as compensating balances. As of June 30, 2008, we had no borrowings under the bank credit facility and we were in compliance with all its covenants.

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

On May 9, 2008, a purported class action complaint, Loren v. Brown, et al, Action No. CV80733 RSM, was filed against Safeco and its directors, allegedly on behalf of Safeco shareholders, in the United States District Court for the Western District of Washington. The complaint alleges, among other matters, that the terms on which the Safeco board of directors agreed for Safeco to be acquired by Liberty Mutual constitute a breach of the directors’ fiduciary and other duties due to the inadequacy of the consideration to be received by the class and the defendants’ alleged failure to explore other alternatives. The complaint seeks injunctive and other relief against consummation of the merger and unspecified monetary damages.

On June 2, 2008 a purported class action complaint on behalf of Safeco’s shareholders, Gotham Investors v. Reynolds, et al., was filed against Safeco, Safeco’s directors and Liberty Mutual in King County, Washington Superior Court. That action was subsequently removed by defendants to the U.S. District Court for the Western District of Washington where it bears No. 2:08-cv-980. The complaint alleges that the merger agreement advances the interests of Safeco’s directors and Liberty Mutual at the expense of Safeco shareholders, principally because of an alleged failure to explore other possible transactions, and that the preliminary proxy statement filed by Safeco on or about May 23, 2008, was deficient in failing to disclose the amount of the compensation received by Morgan Stanley for its prior work on behalf of Liberty Mutual and its expectation of future work, as well as certain details of the methodologies used in assessing the consideration to be received pursuant to the merger agreement.

The plaintiffs, Safeco and Liberty Mutual entered into a memorandum of understanding reflecting a settlement in principle of the complaints in the Loren v. Brown, et al. and Gotham Investors v. Reynolds, et al. actions on June 24, 2008. In connection with the settlement, (1) Safeco has included certain additional disclosures in its proxy statement and (2) Liberty Mutual has agreed that for the six month period beginning on the date of closing of the Merger, Liberty Mutual will not, and will use its reasonable best efforts to cause its affiliates not to, consummate any transaction in which it sells 90% or more of Safeco’s assets (as existing on the date of consummation of the Merger) to an unaffiliated third party, whether by merger, consolidation, or otherwise, for an amount in excess of 120% of the amount that Liberty Mutual paid in connection with the Merger (including transaction costs incurred by Liberty Mutual and Safeco and any debt assumed or issued in connection with the Merger), which is referred to as a flip transaction, unless Liberty Mutual pays or causes to be paid to the members of the shareholder class an amount equal to 10% of any amount in excess of 120% of the amount that Liberty Mutual paid in connection with the merger (including transaction costs incurred by Liberty Mutual and Safeco and any debt assumed or issued in connection with the merger), up to a maximum payment of $15.0.

The settlement will not affect the amount or form of the merger consideration that Safeco shareholders are entitled to receive in the proposed merger or otherwise modify the terms of the transaction, other than in connection with the consummation of a flip transaction as described above. Under the terms of the settlement, the parties have agreed to enter into a stipulation of settlement that will dismiss the claims in the two complaints with prejudice and release the defendants, Liberty Mutual, Safeco, and the current and former directors of Safeco, and their current and former affiliates, representatives and advisors from all of the claims that were or could have been brought in the settled litigation, including all claims relating to the merger, the merger agreement and any disclosure made in connection therewith. Liberty Mutual has agreed to pay on behalf of all of the defendants without contribution from them the sum of $850,000 to plaintiffs’ counsel for attorneys’ fees and expenses within five business days after final dismissal of the two actions. The settlement will be contingent upon, among other things, confirmatory due diligence, consummation of the merger and final court approval.

NOTE 8: RESTRUCTURING AND ASSET IMPAIRMENT CHARGES

In 2008, we began implementation of a restructuring initiative that includes activities related to corporate reorganization, real estate consolidation and business process outsourcing. As a result of this plan, approximately 350 positions will be eliminated. We anticipate that this plan will be completed by the middle of 2009.

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

For the remainder of 2008, we will incur lease termination and employee relocation costs in connection with our real estate consolidation efforts. Costs associated with lease termination and employee relocation are measured at fair value and reported as a liability on our Consolidated Balance Sheets.

Total estimated costs we expect to incur in connection with the restructuring, including costs incurred in the three and six months ended June 30, 2008 are as follows:

	TOTAL EXPECTED COSTS	COSTS INCURRED
		THREE MONTHS ENDED JUNE 30, 2008	SIX MONTHS ENDED JUNE 30, 2008
Employee Termination Benefits	$10.7	$3.0	$7.6
Asset Impairment	1.9	—	—
Lease Termination and Other Costs	9.7	0.2	0.2

Total	$22.3	$3.2	$7.8

These costs are allocated to reportable segments as follows:

	TOTAL EXPECTED COSTS	COSTS INCURRED
		THREE MONTHS ENDED JUNE 30, 2008	SIX MONTHS ENDED JUNE 30, 2008
Safeco Personal Insurance (SPI)
Auto	$10.0	$1.4	$3.5
Property	4.0	0.6	1.4
Specialty	0.5	0.1	0.2

Total SPI	14.5	2.1	5.1

Safeco Business Insurance (SBI)
SBI Regular	5.2	0.8	1.8
SBI Special Accounts Facility	1.0	0.1	0.3

Total SBI	6.2	0.9	2.1

Surety	1.6	0.2	0.6
Other	—	—	—

Total	$22.3	$3.2	$7.8

Activity related to restructuring charges for the six months ended June 30, 2008 was as follows:

	ACCRUAL AT DECEMBER 31, 2007	COSTS INCURRED	AMOUNTS PAID	ACCRUAL AT JUNE 30, 2008
Employee Termination Benefits	$—	$7.6	$5.8	$1.8
Asset Impairment	—	—	—	—
Lease Termination and Other Costs	—	0.2	0.2	—

Total	$—	$7.8	$6.0	$1.8

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

CORPORATE

The Corporate segment includes certain transactions such as the interest expense we pay on our debt, debt repurchases, miscellaneous corporate investment income and intercompany eliminations, real estate holdings, contributions to the Safeco Insurance Foundation (the Foundation), merger-related expenses and other corporate activities that are not allocated to individual reportable segments.

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

The following tables present selected financial information by segment and reconcile segment revenues, underwriting and operating results to amounts reported in our Consolidated Statements of Income:

Revenues

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2008	2007	2008	2007
Net Earned Premiums
SPI
Auto	$615.0	$657.0	$1,240.0	$1,307.7
Property	248.6	232.8	491.7	459.5
Specialty	30.9	28.7	60.6	55.9

Total SPI	894.5	918.5	1,792.3	1,823.1

SBI
SBI Regular	322.3	322.4	646.8	636.2
SBI Special Accounts Facility	58.9	66.0	120.3	131.3

Total SBI	381.2	388.4	767.1	767.5

Surety	99.3	85.8	196.6	169.4
P&C Other	0.7	1.3	2.2	1.0

Total Net Earned Premiums	1,375.7	1,394.0	2,758.2	2,761.0
P&C Net Investment Income	109.5	120.1	218.7	241.2
Service Fees and Other Revenues	13.6	14.9	27.4	28.3

Total P&C Revenues	1,498.8	1,529.0	3,004.3	3,030.5
Corporate Net Investment Income	2.7	8.1	5.1	14.2
Net Realized Investment Gains	16.5	17.4	10.0	29.8
Corporate Other Revenue	—	0.3	0.2	1.5

Total	$1,518.0	$1,554.8	$3,019.6	$3,076.0

Pretax Underwriting Profit (Loss) and Net Income

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2008	2007	2008	2007
Underwriting Profit (Loss)
SPI
Auto	$33.6	$17.3	$36.7	$34.5
Property	(1.6)	37.1	9.8	81.9
Specialty	4.0	5.3	12.0	14.0

Total SPI	36.0	59.7	58.5	130.4

SBI
SBI Regular	(0.8)	31.8	14.5	67.6
SBI Special Accounts Facility	0.2	20.1	9.9	33.2

Total SBI	(0.6)	51.9	24.4	100.8

Surety	54.7	37.3	94.9	73.1
P&C Other	(7.9)	(5.2)	0.8	(21.3)

Total Underwriting Profit	82.2	143.7	178.6	283.0
P&C Net Investment Income	109.5	120.1	218.7	241.2
Restructuring and Asset Impairment Charges	(3.2)	(1.5)	(7.8)	(1.8)
P&C Net Realized Investment Gains	15.1	7.6	—	14.2

Total P&C	203.6	269.9	389.5	536.6
Corporate	(4.1)	(20.7)	(8.3)	(39.6)
Corporate Net Realized Investment Gains	1.4	9.8	10.0	15.6
Merger Related Costs	(8.9)	—	(8.9)	—

Income before Income Taxes	192.0	259.0	382.3	512.6
Provision for Income Taxes	42.5	72.6	91.0	143.7

Net Income	$149.5	$186.4	$291.3	$368.9

COMBINED RATIOS +

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2008	2007	2008	2007
SPI
Auto	94.5%	97.4%	97.0%	97.4%
Property	100.6	84.0	98.0	82.2
Specialty	87.0	81.6	80.1	74.9

Total SPI	96.0	93.5	96.7	92.8

SBI
SBI Regular	100.2	90.2	97.8	89.4
SBI Special Accounts Facility	99.7	69.5	91.8	74.7

Total SBI	100.2	86.6	96.8	86.9

Surety	44.9	56.4	51.7	56.8
P&C Other	*	*	*	*

Total Combined Ratio	94.0%	89.7%	93.5	89.8%

+	Combined ratios are expressed as a percentage equal to losses and expenses divided by net earned premiums. Service Fees and Other Revenues are included as a reduction of Other Underwriting and Operating Expenses for purposes of calculating our Combined Ratio.

*	Not meaningful because this is a runoff business with declining premium.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollar amounts in millions, except for ratios and share amounts, unless noted otherwise)

This discussion should be read with the Consolidated Financial Statements and Condensed Notes to Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q and our 2007 Annual Report on Form 10-K filed with the Securities and Exchange Commission. Certain reclassifications have been made to prior-period financial information for consistency with the current-period presentation. We reclassified $15.2 from Other Underwriting Operating Expenses to Service Fees and Other Revenues for the three months ended June 30, 2007 and $29.8 for the six months ended June 30, 2007. These reclassifications did not affect assets, shareholders’ equity, net income or net cash flows from operations.

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

The following table shows the trends in these key measures:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2008	2007	2008	2007
Combined Ratio	94.0%	89.7%	93.5%	89.8%
Net Income per Diluted Share	$1.65	$1.75	$3.23	$3.46
Net Return on Equity	17.8%	18.4%	17.3%	18.4%
Total Revenues	$1,518.0	$1,554.8	$3,019.6	$3,076.0
PIF per FTE	609	583	609	578
Expense per PIF[1]	$238	$237	$238	$238

(1)

Expense represents annual (12 month trailing) General and Administrative expense and paid UAE (loss handling expenses). It excludes commissions, legal defense costs, premium taxes and certain other expenses.

SUMMARY OF OVERALL RESULTS

Segment Results

How We Report Our Results

We manage our businesses in four business and seven reportable segments:

•	Safeco Personal Insurance (SPI)

•	Auto

•	Property

•	Specialty

•	Safeco Business Insurance (SBI)

•	SBI Regular Auto

•	SBI Special Accounts Facility

•	Surety

•	P&C Other

In addition to the activities of these segments, we report certain transactions such as the interest expense we pay on our debt, debt repurchases, miscellaneous corporate investment income, intercompany eliminations, real estate holdings, contributions to Safeco Insurance Foundation, merger related expenses and other corporate activities in our Corporate segment and do not allocate these to individual reportable segments.

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

Underwriting profit or loss is our net earned premiums less our losses from claims, loss adjustment expenses (LAE) and underwriting expenses net of Service Fees and Other Revenues on a pretax basis.

Our combined ratio is our losses, LAE and general expenses net of Other Revenues on a pretax basis divided by our net earned premiums. We report combined ratio as a percentage. For example, a combined ratio of 95% means that for every dollar of premium earned, 95 cents are spent on losses, LAE and general expenses, and 5 cents are underwriting profit. A lower combined ratio reflects better underwriting results than a higher combined ratio.

More information about our segment results can be found in Our P&C Operating Results.

Investment activities are an important part of our business. We don’t include our investment portfolio results when measuring the profitability of our individual segments because we manage them separately. Our first priority is to meet our promise to our policyholders that we will maintain resources to pay their claims. We invest the insurance premiums we receive in a diversified portfolio of primarily high-grade fixed maturities until they are needed to pay claims. This strategy is designed to provide protection for our policyholders.

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

CONSOLIDATED RESULTS OF OPERATIONS

The following table presents summarized consolidated financial information. A detailed discussion of our results by segment follows.

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2008	2007	2008	2007
REVENUES
Net Earned Premiums	$1,375.7	$1,394.0	$2,758.2	$2,761.0
Net Investment Income	112.2	128.2	223.8	255.4
Net Realized Investment Gains	16.5	17.4	10.0	29.8
Service Fees and Other Revenues	13.6	15.2	27.6	29.8

Total Revenues	1,518.0	1,554.8	3,019.6	3,076.0

EXPENSES
Losses and Loss Adjustment Expenses	899.1	858.0	1,795.4	1,706.2
Amortization of Deferred Policy Acquisition Costs	241.2	231.3	483.4	467.5
Other Underwriting and Operating Expenses	175.8	183.0	336.9	341.7
Interest Expense	6.7	22.0	13.8	46.2
Restructuring and Asset Impairment Charges	3.2	1.5	7.8	1.8

Total Expenses	1,326.0	1,295.8	2,637.3	2,563.4

Income before Income Taxes	192.0	259.0	382.3	512.6
Provision for Income Taxes	42.5	72.6	91.0	143.7

Net Income	$149.5	$186.4	$291.3	$368.9

REVENUES

Total revenues decreased 2.4% in the three months ended June 30, 2008 and decreased 1.8% in the six months ended June 30, 2008, compared with the same periods in 2007. The changes were primarily driven by:

•

Net earned premiums – Our net earned premiums decreased $18.3, or 1.3%, in the three months ended June 30, 2008 and $2.8, or 0.1%, in the six months ended June 30, 2008, compared with the same periods in 2007. The decrease in net earned premiums in the three months ended June 30, 2008 compared with the same period in 2007 reflects decreases of $42.0 in Auto and $7.1 in Special Accounts Facility, partially offset by increases of $15.8 in Property and $13.5 in Surety. The decrease in the six months ended June 30, 2008 compared with the same period in 2007 reflects decreases of $67.7 in Auto and $11.0 in Special Accounts Facility, partially offset by increases of $32.2 in Property, $27.2 in Surety and $10.6 in SBI Regular.

•

Net investment income – Our net investment income decreased $16.0, or 12.5%, in the three months ended June 30, 2008 and $31.6, or 12.4%, in the six months ended June 30, 2008, compared with the same periods in 2007. The decrease in net investment income was the result of an overall lower invested asset base due primarily to the sale of securities to fund our debt maturity and redemption and the special dividend paid in July 2007 by our insurance subsidiaries to Safeco Corporation that was not reinvested.

•

Net realized investment gains – Net realized investment gains decreased $0.9, or 5.2%, in the three months ended June 30, 2008 and $19.8, or 66.4%, in the six months ended June 30, 2008, compared with the same periods in 2007. The decrease in the three months ended June 30, 2008 compared with the same period in 2007 was due primarily to an increase of $37.5 in impairments on fixed maturities and marketable equity securities and losses of $6.7 on interest rate swaps partially offset by an increase of $38.8 in gains from the sale of fixed maturities and marketable equity securities. The decrease in the six months ended June 30, 2008 compared with the same period in 2007 is due primarily to an increase of $77.9 in impairments on fixed maturities and marketable equity securities partially offset by an increase of $65.7 in gains from the sale of fixed maturities and marketable equity securities.

NET INCOME

Net income decreased 19.8% in three months ended June 30, 2008 and 21.0% in the six months ended June 30, 2008, compared with the same periods in 2007. The changes were primarily driven by the revenue changes described above, as well as the following:

•

Losses and loss adjustment expenses (LAE) – Losses and LAE increased 4.8% in the three months ended June 30, 2008, and 5.2% in the six months ended June 30, 2008, compared with the same periods in 2007. The change was largely driven by increased weather and catastrophe losses in Property and SBI Regular due to a higher level of weather-related losses in the three and six months ended June 30, 2008 compared with very light weather impact during the same periods in 2007. We reduced our estimates for prior years’ loss and LAE reserves by $45.3 for the three months ended June 30, 2008 and by $64.2 for the six months ended June 30, 2008, primarily reflecting favorable prior-year reserve development in our Surety segment, compared with $23.4 of favorable prior-year reserve development for the three months ended June 30, 2007 and $48.0 for the six months ended June 30, 2007, primarily in our Property, Workers’ Compensation and Surety lines.

•

Catastrophe losses – We categorize catastrophes as events resulting in losses greater than $1.0 per event and involving multiple claims and policyholders. We cannot predict when catastrophes may occur, and the number and types of catastrophes can vary widely. The losses they cause may significantly exceed our prior experience. Catastrophes can be caused by natural events, such as hurricanes, tornadoes, wildfires, earthquakes and hailstorms, or other factors such as terrorism, riots, hazardous materials releases or utility outages. Pretax after reinsurance catastrophe losses were $66.9 in the three months ended June 30, 2008, compared with $6.7 in the same period in 2007, and $89.7 in the six months ended June 30, 2008, compared with $5.4 in the same period in 2007. This increase in pretax catastrophe losses reflects an increase in hail and wind storms in 2008.

•

Other underwriting and operating expenses – Other underwriting and operating expenses decreased 3.9% in the three months ended June 30, 2008 compared with the same period in 2007, and 1.4% in the six months ended June 30, 2008 compared with the same period in 2007. This decrease is due primarily to a decrease in payroll and employee benefit related expenses in the three months ended June 30, 2008, partially offset by an increase in professional services related to consulting and outsourcing contractor expenses.

•

Interest expense – Interest expense decreased $15.3 in the three months ended June 30, 2008 compared with the same period in 2007, and $32.4 in the six months ended June 30, 2008, compared with the same period in 2007. The decrease is a result of the repayment of our debt in February 2008 and the redemption and maturity of our debt in July 2007.

•

Restructuring and asset impairment charges – The restructuring charges in 2008 were primarily related to employee termination benefits. The restructuring and asset impairment charges in 2007 were related to the organizational design initiative we commenced in 2006 and completed in 2007.

•

Net realized investment gains – After-tax net realized investment gains were $10.7 in the three months ended June 30, 2008 compared with $11.4 in the same period in 2007, and $4.6 in the six months ended June 30, 2008, compared with $19.3 in the same period in 2007, due to an increase in impairments on fixed maturities and marketable equity securities.

•

Provision for income taxes – Our provision for income taxes decreased $30.1 in the three months ended June 30, 2008 and $52.7 in the six months ended June 30, 2008, compared with the same periods in 2007. Our effective tax rate was 22.1% in the three months ended June 30, 2008, compared with 28.0% in the same period in 2007, and 23.8% in the six months ended June 30, 2008, compared with 28.0% in the same period in 2007. The decrease in our effective tax rate in 2008 is due to an increased percentage of tax exempt income as a percentage of total projected annual income.

OTHER UNDERWRITING AND OPERATING EXPENSE

The following table details the categories of our other underwriting and operating expenses:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2008	2007	2008	2007
Commissions (Including Bonus Commissions)	$228.8	$234.6	$439.5	$453.2
Salaries	118.5	118.7	241.5	234.5
Legal Defense Costs	47.3	50.6	97.4	105.4
Employee Benefits	43.2	44.0	72.9	70.2
Premium Taxes	30.9	32.3	59.9	62.5
Office Expenses	27.3	25.4	54.0	49.1
Professional Services	25.9	16.4	50.4	32.1
Rent and Depreciation	19.1	21.4	38.6	41.1
Risk and Cost Containment	13.3	17.0	27.9	35.3
Travel and Entertainment	10.0	7.9	18.9	14.2
Other Expenses	11.5	12.9	18.9	22.6
Advertising	5.1	8.3	10.9	12.8
Other Taxes, Licenses and Fees	3.7	1.9	6.2	5.7
Changes in Deferred Policy Acquisition Costs	(14.2)	(21.0)	(13.1)	(28.9)

Total	$570.4	$570.4	$1,123.9	$1,109.8

Loss Adjustment Expenses	153.4	156.1	303.6	300.6
Operating Expenses +	417.0	414.3	820.3	809.2

Total	$570.4	$570.4	$1,123.9	$1,109.8

+	Includes Amortization of Deferred Policy Acquisition Costs and Other Underwriting and Operating Expenses.

Our other underwriting and operating expenses were flat in the three months ended June 30, 2008 and increased $11.1 in the six months ended June 30, 2008, compared with the same periods in 2007. These changes are primarily due to increases in amortization of deferred policy acquisition costs related to premium growth in Property and Surety, and professional services related to consulting and outsourcing contractor expenses. The overall increase was partially offset by decreases in our agent commissions, legal defense costs and expenses related to risk and cost containment.

RECONCILING SEGMENT RESULTS

The following table assists in reconciling our GAAP results, specifically the “Income before Income Taxes” line from our Consolidated Statements of Income to our operating results:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2008	2007	2008	2007
P&C	$203.6	$269.9	$389.5	$536.6
Corporate	(11.6)	(10.9)	(7.2)	(24.0)

Income before Income Taxes	$192.0	$259.0	$382.3	$512.6

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

OUR P&C OPERATING RESULTS

The primary measures of our operating results include our premiums, underwriting profit or loss and combined ratios. The following tables report those key items – by our reportable segments – for the three and six months ended June 30, 2008 and 2007. More information about the results – also by reportable segment – follows the tables.

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

We view net written premiums as a measure of business production for the period under review and a leading indicator of net earned premiums. The following table reconciles net written premiums to net earned premiums by reportable segment, the most directly comparable GAAP measure on our Consolidated Statements of Income:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2008	2007	2008	2007
Net Written Premiums
Safeco Personal Insurance (SPI)
Auto	$598.0	$643.4	$1,225.5	$1,312.1
Property	284.5	259.2	506.2	464.6
Specialty	39.9	36.6	68.8	63.1

Total SPI	922.4	939.2	1,800.5	1,839.8

Safeco Business Insurance (SBI)
SBI Regular	328.6	354.4	652.5	683.5
SBI Special Accounts Facility	55.6	64.3	111.8	128.9

Total SBI	384.2	418.7	764.3	812.4

Surety	121.2	106.9	224.4	199.6
P&C Other	0.5	0.7	—	3.7

Total Net Written Premiums	1,428.3	1,465.5	2,789.2	2,855.5
Change in Net Unearned Premiums	(52.6)	(71.5)	(31.0)	(94.5)

Net Earned Premiums	$1,375.7	$1,394.0	$2,758.2	$2,761.0

Our net earned premiums by reportable segment were:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2008	2007	2008	2007
Net Earned Premiums
Safeco Personal Insurance (SPI)
Auto	$615.0	$657.0	$1,240.0	$1,307.7
Property	248.6	232.8	491.7	459.5
Specialty	30.9	28.7	60.6	55.9

Total SPI	894.5	918.5	1,792.3	1,823.1

Safeco Business Insurance (SBI)
SBI Regular	322.3	322.4	646.8	636.2
SBI Special Accounts Facility	58.9	66.0	120.3	131.3

Total SBI	381.2	388.4	767.1	767.5

Surety	99.3	85.8	196.6	169.4
P&C Other	0.7	1.3	2.2	1.0

Net Earned Premiums	$1,375.7	$1,394.0	$2,758.2	$2,761.0

Underwriting profit (loss) is our measure of each segment’s performance. Underwriting profit (loss) is our net earned premiums less our losses from claims, LAE and underwriting expenses net of Other Revenues on a pretax basis:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2008	2007	2008	2007
Underwriting Profit (Loss)
Safeco Personal Insurance (SPI)
Auto	$33.6	$17.3	$36.7	$34.5
Property	(1.6)	37.1	9.8	81.9
Specialty	4.0	5.3	12.0	14.0

Total SPI	36.0	59.7	58.5	130.4

Safeco Business Insurance (SBI)
SBI Regular	(0.8)	31.8	14.5	67.6
SBI Special Accounts Facility	0.2	20.1	9.9	33.2

Total SBI	(0.6)	51.9	24.4	100.8

Surety	54.7	37.3	94.9	73.1
P&C Other	(7.9)	(5.2)	0.8	(21.3)

Total Underwriting Profit	82.2	143.7	178.6	283.0
P&C Net Investment Income	109.5	120.1	218.7	241.2
Restructuring and Asset Impairment Charges	(3.2)	(1.5)	(7.8)	(1.8)
Net Realized Investment Gains	15.1	7.6	—	14.2

P&C Income before Income Taxes	$203.6	$269.9	$389.5	$536.6

Combined ratios show the relationship between underwriting profit and net earned premiums. Using ratios helps us see our operating trends without the effect of changes in the volume of net earned premiums:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2008	2007	2008	2007
Combined Ratios
Safeco Personal Insurance (SPI)
Auto	94.5%	97.4%	97.0%	97.4%
Property	100.6	84.0	98.0	82.2
Specialty	87.0	81.6	80.1	74.9

SPI Total	96.0	93.5	96.7	92.8

Safeco Business Insurance (SBI)
SBI Regular	100.2	90.2	97.8	89.4
SBI Special Accounts Facility	99.7	69.5	91.8	74.7

SBI Total	100.2	86.6	96.8	86.9

Surety	44.9	56.4	51.7	56.8
P&C Other	*	*	*	*

Total Combined Ratio +	94.0%	89.7%	93.5%	89.8%

+	Combined ratios are expressed as a percentage equal to losses and expense divided by net earned premiums. Service Fees and Other Revenues are included as a reduction of Other Underwriting and Operating Expenses for purposes of calculating our Combined Ratio.

*	Not meaningful because this is a runoff business with declining premium.

AUTO

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2008	2007	2008	2007
Net Written Premiums	$598.0	$643.4	$1,225.5	$1,312.1
Net Earned Premiums	615.0	657.0	1,240.0	1,307.7
Underwriting Profit	33.6	17.3	36.7	34.5
Favorable Prior-Year Reserve Development	9.1	6.2	9.9	5.5
Pretax Catastrophe Losses	10.2	1.9	12.1	2.7

Loss and LAE Ratio	69.3%	73.9%	72.1%	73.8%
Expense Ratio	25.2	23.5	24.9	23.6

Combined Ratio	94.5%	97.4%	97.0%	97.4%

Our Auto segment provides coverage for the liability of our policyholders to others for both bodily injury and property damage, for injuries sustained by our policyholders and for physical damage to our customers’ vehicles from collision and other hazards.

Premiums

Net written premiums decreased $45.4, or 7.1%, in the three months ended June 30, 2008 and decreased $86.6, or 6.6%, in the six months ended June 30, 2008 compared with the same periods in 2007. The changes in net written premiums were primarily driven by:

•

Policies-in-force (PIF) – PIF at June 30, 2008 decreased 6.8% compared with June 30, 2007, primarily due to increasing competition. As we have taken rate increases to offset higher loss costs, our new policies sold declined 22.5% in the three months ended June 30, 2008, and 23.5% in the six months ended June 30, 2008, compared with the same periods in 2007. Auto retention rates declined from 80.2% as of June 30, 2007 to 78.6% as of June 30, 2008.

•

Changes in average premiums – We file rate changes on a state-by-state basis. Rate changes are reflected on existing policies at renewal and are earned in our revenues over the six-month policy term. Overall, we received approval for average rate increases of 3.7% in the first six months of 2008, compared with a 1.3% increase in the same period in 2007. Average premiums are also affected by changes in the risk profile of our policyholders, as well as the increased pricing for those policies that insure newer and more expensive cars, which we refer to as premium trend. Premium trend was negative in the second quarter of 2008, due to a change in our mix of business to lower average premium policies. This is primarily the result of fewer non-standard policies in our business mix, and our Safeco True Pricing™ model that offers additional preferred underwriting tiers and generally lower rates for customers without accidents and motor vehicle violations.

Net earned premiums decreased $42.0, or 6.4%, in the three months ended June 30, 2008, and $67.7, or 5.2%, in the six months ended June 30, 2008, compared with the same periods in 2007. The changes in net earned premiums were primarily driven by Policies-in-force (PIF) – Lower average PIF decreased net earned premiums by $44.4 in the three months ended June 30, 2008 and $71.6 in the six months ended June 30, 2008, compared with the same periods in 2007.

Underwriting Results and Combined Ratio

Our underwriting profit in Auto increased $16.3 and our combined ratio decreased by 2.9 points in the three months ended June 30, 2008 compared with the same period in 2007. Our underwriting profit increased $2.2 and our combined ratio decreased by 0.4 points in the six months ended June 30, 2008, compared with the same period in 2007. Our underwriting profit and combined ratio were primarily driven by:

•

Loss costs – Our auto loss costs decreased in the three months ended June 30, 2008 and in the first six months of 2008, compared with the same periods in 2007. These were driven by percentage changes in both frequency and severity in the negative low-single-digits. These factors, net of reinsurance, decreased our combined ratio by 4.3 points in the three months ended June 30, 2008 and by 2.8 points in the six months ended June 30, 2008 compared with the same periods in 2007. Higher LAE costs increased our combined ratio by 0.8 points in the three months ended June 30, 2008 and 1.1 points in the six months ended June 30, 2008 compared with the same periods in 2007, primarily due to investments in claims business process and technology improvements.

•

Reserve development – The favorable prior-year reserve development in 2008 was a result of lower-than-expected bodily injury severity, primarily in accident year 2005. The change in prior-year reserve development decreased our combined ratio by 0.5 points in the three months ended June 30, 2008 and 0.4 points in the six months ended June 30, 2008, compared with the same periods in 2007. In addition, our underwriting results included favorable current-year prior-quarter reserve development of $8.6 in the three months ended June 30, 2008 compared with no current-year prior-quarter reserve development for the three months ended June 30, 2007. The change in prior-quarter reserve development decreased our combined ratio by 1.4 points for the three months ended June 30, 2008.

•

Catastrophe losses – The increase in catastrophe losses was due to more high magnitude wind and hail storms in the first six months of 2008, compared with the same period in 2007. Excluding the impact of prior-year reserve development, the catastrophe losses in the three months ended June 30, 2008 increased the combined ratio by 1.4 points compared with the same period in 2007. The change in catastrophe losses in the six months ended June 30, 2008 increased the combined ratio by 0.9 points compared with the same period in 2007.

•

Expenses – Our agent compensation increased 1.2 points in the three months ended June 30, 2008 and 0.6 points in the six months ended June 30, 2008, compared with the same periods in 2007. Our expense ratio increased 1.7 points in the three months ended June 30, 2008 and 1.3 points in the six months ended June 30, 2008, compared with the same periods in 2007 due to increased agent compensation and an investment in our online strategy.

Outlook – Our long-term target is a 96.0% combined ratio. Our outlook for 2008 includes improvement in our profitability while competitive pressures continue to challenge our growth. Actions we are taking to improve our profitability include: implementing rate increases in the mid-single digit range, completing the rollout of our auto True Pricing Model, the cancellation of several hundred unprofitable agencies, and enhancements to our point of sale data verification capabilities. Safeco True Pricing not only improves our segmentation relative to our competitors, but it also improves our new business competitiveness on many customer segments even as we implement rate changes. During the first six months of 2008, we implemented 37 rate revisions for an average earned increase of 3.7% across our entire auto book of business.

PROPERTY

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2008	2007	2008	2007
Net Written Premiums	$284.5	$259.2	$506.2	$464.6
Net Earned Premiums	248.6	232.8	491.7	459.5
Underwriting Profit (Loss)	(1.6)	37.1	9.8	81.9
Favorable (Unfavorable) Prior-Year Reserve Development	2.8	(4.8)	0.7	10.2
Pretax Catastrophe Losses	35.7	9.9	51.8	9.1

Loss and LAE Ratio	72.5%	54.5%	69.3%	53.7%
Expense Ratio	28.1	29.5	28.7	28.5

Combined Ratio	100.6%	84.0%	98.0%	82.2%

Our Property segment provides homeowners, dwelling fire, earthquake and inland marine coverage for individuals. Our Property coverages protect homes, condominiums and rental property contents against losses from a wide variety of hazards.

Premiums

Net written premiums increased $25.3, or 9.8%, in the three months ended June 30, 2008 and $41.6, or 9.0%, in the six months ended June 30, 2008, compared with the same periods in 2007. This reflected:

•

Changes in PIF – PIF increased 7.2% as of June 30, 2008 compared with the same period in 2007. This included a decrease in new business of 3.1% in the three months ended June 30, 2008 and 1.8% in the six months ended June 30, 2008, compared with the same periods in 2007. Our retention rate increased to 86.4% as of June 30, 2008 compared with 85.4% during the same period in 2007.

•

Changes in average premiums – We file rate changes on a state-by-state basis. Rate changes are reflected on existing policies on renewal and are earned in our revenues over the 12-month policy term. Overall, we received approval for average rate increases in our property business of 1.4% in the first six months of 2008, compared with a decrease of 6.1% in the same period in 2007. Average premiums are also affected by automatic increases in the amount of insurance coverage to adjust for inflation in building costs and by shifts in the mix of our business, which we refer to as premium trend. Premium trend resulted in an increase to net written premiums in the first three and six months of 2008, compared with the same periods in 2007, due in part to inflation guard increases and new business from higher average premium states.

Net earned premiums increased $15.8, or 6.8%, in the three months ended June 30, 2008 and $32.2, or 7.0%, in the six months ended June 30, 2008, compared with the same periods in 2007. This reflected:

•

Changes in PIF – Higher average PIF increased net earned premiums by $11.2 in the three months ended June 30, 2008 and $22.9 in the six months ended June 30, 2008 compared with the same periods in 2007.

•

Changes in average premiums – Higher average premiums increased net earned premiums by $4.6 in the three months ended June 30, 2008, and $9.7 in the six months ended June 30, 2008, compared with the same periods in 2007.

Underwriting Results and Combined Ratio

Our underwriting results in Property decreased $38.7 and our combined ratio increased 16.6 points in the three months ended June 30, 2008 compared with the same period in 2007. Our underwriting results in Property decreased $72.1 and our combined ratio increased 15.8 points in the six months ended June 30, 2008 compared with the same period in 2007. Our underwriting results and combined ratio changes were primarily driven by:

•

Changes in average premiums – Our property rate changes, combined with premium trend, decreased our Property combined ratio by 1.6 points in the three months ended June 30, 2008 and 1.7 points in the six months ended June 30, 2008, compared with the same periods in 2007.

•

Loss costs – Our Property loss costs experienced increases in the high teens in the three months ended June 30, 2008, and in the mid teens in the six months ended June 30, 2008 compared with the same periods in 2007 due primarily to increased frequency of non-catastrophe weather losses and increased severity due to large fire losses. These factors, net of reinsurance, increased our Property combined ratio by 7.9 points in the three months ended June 30, 2008 and by 6.7 points in the six months ended June 30, 2008 compared with the same period in 2007.

•

Prior-year reserve development – The favorable prior-year reserve development in 2008 was primarily due to favorable adjustments to catastrophe loss estimates. The change in prior-year reserve development decreased our combined ratio by 3.2 points in the three months ended June 30, 2008 and increased by 2.1 points in the six months ended June 30, 2008, compared with the same periods in 2007.

•

Catastrophe losses – The increase in catastrophe losses was primarily due to more high magnitude wind and hail storms compared with 2007. Excluding the impact of prior-year reserve development, the catastrophe losses increased our combined ratio by 13.0 points in the three months ended June 30, 2008 and by 7.9 points in the six months ended June 30, 2008, compared with the same periods in 2007.

•

Expenses – Our expense ratio decreased by 1.4 points in the three months ended June 30, 2008 and increased 0.2 points in the six months ended June 30, 2008, compared with the same periods in 2007. The decrease in the three months ended June 30, 2008 was the result of reduced agent compensation. The increase in the six months ended June 30, 2008 was driven by an investment in our online strategy, higher sales and marketing costs, partially offset by lower agent compensation.

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

SPECIALTY

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2008	2007	2008	2007
Net Written Premiums	$39.9	$36.6	$68.8	$63.1
Net Earned Premiums	30.9	28.7	60.6	55.9
Underwriting Profit	4.0	5.3	12.0	14.0
Favorable (Unfavorable) Prior-Year Reserve Development	—	0.3	(0.1)	1.8
Pretax Catastrophe Losses	0.7	—	1.0	(0.8)

Loss and LAE Ratio	59.8%	52.9%	51.8%	46.2%
Expense Ratio	27.2	28.7	28.3	28.7

Combined Ratio	87.0%	81.6%	80.1%	74.9%

Our Specialty segment provides individuals with umbrella, motorcycle, recreational vehicle, and boat owners insurance.

Premiums

Net written premiums increased $3.3, or 9.0%, in the three months ended June 30, 2008 and $5.7, or 9.0%, in the six months ended June 30, 2008, compared with the same periods in 2007. New-business policies sold increased 19.0% in the three months ended June 30, 2008 and increased 16.0% in the six months ended June 30, 2008, compared with the same periods in 2007. Net written premium growth was primarily driven by an increase in new business in umbrella and motorcycle product sales. New business growth has been primarily driven by improvements in automation, rating and increased customer awareness of our product. Net earned premiums increased $2.2, or 7.7%, in the three months ended June 30, 2008 and $4.7, or 8.4%, in the six months ended June 30, 2008, compared with the same periods in 2007.

Underwriting Results and Combined Ratio

Our underwriting profit in Specialty decreased $1.3 and our combined ratio increased 5.4 points in the three months ended June 30, 2008 compared with the same period in 2007. Our underwriting profit in Specialty decreased $2.0 and our combined ratio increased 5.2 points in the six months ended June 30, 2008 compared with the same period in 2007. Our underwriting results and combined ratio were primarily driven by:

•

Loss costs – Our specialty loss costs increased for the three and six months ended June 30, 2008 compared with the same periods in 2007. These increases were due to higher loss costs for Specialty Auto, offset to a small degree by lower costs for boatowners. The net effect on the combined ratio was an increase of 3.5 points for the three months ended June 30, 2008 and an increase of 0.8 points for the six months ended June 30, 2008 compared with the same periods in 2007.

•

Prior-year reserve development – We experienced slightly favorable prior-year reserve development in the three months ended June 30, 2008 and in the six months ended June 30, 2008 compared with the same periods in the prior year. The change in prior-year reserve development increased our combined ratio by 1.0 points in the three months ended June 30, 2008 and 3.2 points in the six months ended June 30, 2008, compared with the same periods in 2007.

•

Expenses – Our expense ratio decreased 1.5 points in the three months ended June 30, 2008 and 0.4 points in the six months ended June 30, 2008, compared with the same periods in 2007 due to our ongoing process improvement efforts and expense reduction initiatives partially offset by increased agent compensation.

•

Catastrophe losses – The increase in catastrophe losses was due to increased wind and hail storms which affected primarily the boatowners’ line. The catastrophe losses in the three months ended June 30, 2008 increased the combined ratio by 2.7 points compared to the same period in 2007. The catastrophe losses in the six months ended June 30, 2008 increased the combined ratio by 2.2 points compared with the same period in 2007.

Outlook – In 2008, we expect Specialty to operate at or below its long-term target combined ratio of 92%. We continue to price by product, on a state-by-state basis, using our multi-variate predictive model.

SBI REGULAR

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2008	2007	2008	2007
Net Written Premiums	$328.6	$354.4	$652.5	$683.5
Net Earned Premiums	322.3	322.4	646.8	636.2
Underwriting Profit (Loss)	(0.8)	31.8	14.5	67.6
Favorable Prior-Year Reserve Development	12.4	9.0	12.8	10.3
Pretax Catastrophe Losses	15.2	0.5	18.9	1.5

Loss and LAE Ratio	67.5%	57.0%	65.2%	56.8%
Expense Ratio	32.7	33.2	32.6	32.6

Combined Ratio	100.2%	90.2%	97.8%	89.4%

Our SBI Regular segment provides insurance for small- to mid-sized businesses (those with annual premiums of $250,000 or less). This is our core commercial lines business, featuring these main products:

•	Business owner policies (BOP)

•	Commercial auto

•	Commercial multi-peril (CMP)

•	Workers compensation

•	Commercial property

•	General liability

Premiums

Net written premiums decreased $25.9, or 7.3%, in the three months ended June 30, 2008, and $31.0, or 4.5%, in the six months ended June 30, 2008, compared with the same periods in 2007. The changes in net written premiums were primarily driven by:

•

Changes in PIF – PIF decreased 1.5% as of June 30, 2008 compared with the same period in 2007. Our retention rate of 79.4% as of June 30, 2008 was lower compared with 81.7% as of June 30, 2007. Our new policies sold decreased 21.3% in the three months ended June 30, 2008, and 17.7% in the six months ended June 30, 2008, compared with the same periods in 2007.

•

Price changes – We file rate changes on a state-by-state basis. Our average prices, which include filed rate changes and exposure growth, increased slightly in the three months and six month periods ended June 30, 2008, compared with the same periods in 2007. Prices are affected by growth in the exposures we cover due to factors such as changes in payroll, the number of employees, sales receipts and property building values for the businesses we insure. Price changes are reflected in existing policies at renewal.

•	Mix of business – In addition to price changes, premiums are affected by changes in average policy size and mix of policy lines.

Net earned premiums remained flat in the three months ended June 30, 2008 and increased $10.6, or 1.7%, in the six months ended June 30, 2008, compared with the same periods in 2007. The changes in net earned premiums were driven by:

•

Changes in PIF – Growth in average PIF decreased net earned premiums by $0.9 in the three months ended June 30, 2008 and increased net earned premiums by $4.6 in the six months ended June 30, 2008, compared with the same periods in 2007.

•	Price changes – Price changes increased net earned premiums by $3.7 in the three months ended June 30, 2008 and $5.6 in the six months ended June 30, 2008, compared with the same periods in 2007.

•

Mix of business – Mix of business decreased net earned premiums by $2.9 in the three months ended June 30, 2008 and increased net earned premiums by $0.3 in the six months ended June 30, 2008, compared with the same periods in 2007.

Underwriting Results and Combined Ratio

Our underwriting results in SBI Regular decreased $32.6, or 102.5%, and our combined ratio increased 10.0 points in the three months ended June 30, 2008, compared with the same period in 2007. Our underwriting results in SBI Regular decreased $53.1, or 78.5%, and our combined ratio increased 8.4 points in the six months ended June 30, 2008, compared with the same periods in 2007. Our underwriting results and combined ratio primarily reflected:

•

Price changes – Our price changes decreased our combined ratio by 1.0 points in the three months ended June 30, 2008 and 0.7 points in the six months ended June 30, 2008, compared with the same periods in 2007.

•

Loss costs – We experienced rising loss severity which increased the combined ratio by 7.4 points in the three months ended June 30, 2008, and 6.1 points in the six months ended June 30, 2008, compared with the same periods in 2007.

•

Prior-year reserve development – Prior-year development in the three and six months ended June 30, 2008 decreased the combined ratio by 1.0 points in the three months ended June 30, 2008 and 0.4 points in the six months ended June 30, 2008, compared with the same periods in 2007.

•

Catastrophe losses – Excluding the impact of prior-year reserve development, the higher catastrophe losses increased the combined ratio by 4.0 points in the three months ended June 30, 2008 and 2.3 points in the six months ended June 30, 2008 compared with the same periods in 2007.

•

Expenses – The decrease in our expense ratio of 0.5 points in the three months ended June 30, 2008 compared with the same period in 2007 is due to reduced agent compensation expense. For the six months ended June 30, 2008, the expense ratio remained flat compared with the same period in 2007.

Outlook – We anticipate a challenging market for premium growth in our SBI Regular segment in 2008, in a continuing soft market in which loss cost increases may outpace earned price increases. Our long-term target combined ratio is 95.0%.

SBI SPECIAL ACCOUNTS FACILITY

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2008	2007	2008	2007
Net Written Premiums	$55.6	$64.3	$111.8	$128.9
Net Earned Premiums	58.9	66.0	120.3	131.3
Underwriting Profit	0.2	20.1	9.9	33.2

Favorable Prior-Year Reserve Development	4.9	12.0	8.7	16.5
Pretax Catastrophe Losses	5.0	0.4	5.5	0.6

Loss and LAE Ratio	66.5%	35.6%	59.8%	41.5%
Expense Ratio	33.2	33.9	32.0	33.2

Combined Ratio	99.7%	69.5%	91.8%	74.7%

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

Premiums

Net written premiums decreased $8.7, or 13.5%, in the three months ended June 30, 2008 and $17.1, or 13.3%, in the six months ended June 30, 2008, compared with the same periods in 2007. Competitive market conditions continue to exert downward pressure in this segment.

Net earned premiums decreased $7.1, or 10.8%, in the three months ended June 30, 2008 and $11.0, or 8.4%, in the six months ended June 30, 2008, compared with the same periods in 2007.

Underwriting Results and Combined Ratio

Our underwriting profit in SBI Special Accounts Facility decreased $19.9 and our combined ratio increased 30.2 points in the three months ended June 30, 2008, compared with the same period in 2007. Our underwriting profit in SBI Special Accounts Facility decreased $23.3 and our combined ratio increased 17.1 points in the six months ended June 30, 2008, compared with the same period in 2007. Our underwriting results and combined ratios were primarily driven by:

•

Price changes – Price reductions increased our combined ratio by 1.8 points in the three months ended June 30, 2008 and 1.7 points in the six months ended June 30, 2008, compared with the same periods in 2007.

•

Loss costs – We experienced increasing claims severity in the three and six months ended June 30, 2008 which increased our combined ratio by 10.6 points in the three months ended June 30, 2008 and 6.9 points in the six months ended June 30, 2008, compared with the same periods in 2007. In the six months ended June 30, 2007 we experienced unusually low loss cost emergence trends.

•

Prior-year reserve development – We experienced favorable prior-year reserve development in the three and six months ended June 30, 2008 and 2007, driven by favorable loss experience in property lines. The change in the favorable prior-year reserve development increased our combined ratio by 9.9 points in the three months ended June 30, 2008 and 5.3 points in the six months ended June 30, 2008, compared with the same periods in 2007.

•

Catastrophe losses – Our catastrophe loss experience in the three and six months ended June 30, 2007 was low due to unusually low impact of weather-related losses in 2007. Higher loss levels prevailed in the three and six months ended June 30, 2008, which increased our combined ratio by 7.6 points in the three months ended June 30, 2008 and 4.4 points in the six months ended June 30, 2008, compared with the same periods in 2007.

•

Expenses - Our expense ratio decreased 0.7 points in the three months ended June 30, 2008 and 1.2 points in the six months ended June 30, 2008 compared with the same periods in the 2007 due to reduced agent compensation, partially offset by an increase in technology investments and higher sales and marketing expenses.

Outlook – We plan to continue providing a limited large-commercial resource for those agents and brokers who are also writing auto, property or small- to mid-sized commercial insurance with us, and to continue writing specialty insurance programs to the extent market conditions provide reasonable margins.

SURETY

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2008	2007	2008	2007
Net Written Premiums	$121.2	$106.9	$224.4	$199.6
Net Earned Premiums	99.3	85.8	196.6	169.4
Underwriting Profit	54.7	37.3	94.9	73.1

Favorable Prior-Year Reserve Development	23.0	6.6	36.7	22.8
Loss and LAE Ratio	4.2%	16.9%	10.8%	16.2%
Expense Ratio	40.7	39.5	40.9	40.6

Combined Ratio	44.9%	56.4%	51.7%	56.8%

Our Surety segment provides surety bonds for construction and commercial businesses.

Premiums

Net written premiums increased $14.3, or 13.4%, in the three months ended June 30, 2008 and $24.8, or 12.4%, in the six months ended June 30, 2008, compared with the same periods in 2007. Strength in construction markets and continued focus on our highest quality accounts drove the increase in net written premiums.

Net earned premiums increased $13.5, or 15.6% in the three months ended June 30, 2008 and $27.2, or 16.1%, in the six months ended June 30, 2008, compared with the same periods in 2007. New business increased net earned premiums by $12.2 in the three months ended June 30, 2008 and $20.3 in the six months ended June 30, 2008, compared with the same periods in 2007.

Underwriting Results and Combined Ratio

Our underwriting profit in Surety increased $17.4 in the three months ended June 30, 2008 and $21.8 in the six months ended June 30, 2008, compared with the same periods in 2007. The increase in underwriting profit was driven by premium growth, combined with a low level of loss experience and expense management. Our combined ratio decreased 11.5 points in the three months ended June 30, 2008 and 5.1 points in the six months ended June 30, 2008 as loss experience was lower than the same periods in 2007.

Outlook – Industry results remained stable in the first six months of 2008 and we expect the surety market to remain healthy through 2008. While we expect that infrastructure improvement needs will continue to drive demand, current economic uncertainty may alter our risk assessments and temper future growth. Overall, we expect our growth rates will moderate and loss experience to shift from historically low levels in the remainder of 2008.

P&C OTHER

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2008	2007	2008	2007
Net Written Premiums	$0.5	$0.7	$—	$3.7
Net Earned Premiums	0.7	1.3	2.2	1.0
Underwriting Profit (Loss)	(7.9)	(5.2)	0.8	(21.3)

Unfavorable Prior-Year Reserve Development	$(6.9)	$(5.9)	$(4.5)	$(19.1)
Pretax Catastrophe Losses	$0.1	$(6.0)	$0.4	$(7.6)

Our P&C Other segment includes:

•	Run-off assumed reinsurance business

•	Large-commercial business accounts in runoff and specialty programs that we have exited

•	Our own self-insurance

•	Asbestos and environmental results

•	Run-off religious institutions

•	Results of business related to Safeco Financial Institution Solutions (SFIS), our lender-placed property insurance business, which we sold on April 30, 2006

Premiums

Net written premiums decreased $0.2 in the three months ended June 30, 2008 and $3.7 in the six months ended June 30, 2008, compared with the same periods in 2007. Net earned premiums decreased $0.6 in the three months ended June 30, 2008 and increased $1.2 in the six months ended June 30, 2008, compared with the same periods in 2007. The increase in the six months ended June 30, 2008 compared with the same period in 2007 was due to increased premiums in large commercial accounts in run-off.

Underwriting Results

Our underwriting results in P&C Other decreased $2.6 in the three months ended June 30, 2008 and increased $22.1 in the six months ended June 30, 2008, compared with the same periods in 2007 primarily due to the unfavorable prior-year reserve development $4.5 in the first six months of 2008 compared with the unfavorable prior-year reserve development of $19.1 in the first six months of 2007 relating to assumed reinsurance treaties and religious institutions. The underwriting profit in the first six months of 2008 also includes $3.1 of service fee commission income related to SFIS.

Our Corporate Results

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2008	2007	2008	2007
Corporate Segment Results	$(13.0)	$(20.7)	$(17.2)	$(39.6)
Net Realized Investment Gains	1.4	9.8	10.0	15.6

Loss before Income Taxes	$(11.6)	$(10.9)	$(7.2)	$(24.0)

In our Corporate segment we include:

•	Interest expense on our debt

•	Miscellaneous corporate investment and other activities, including real estate holdings and transactions and losses on debt repurchases and contributions to the Safeco Insurance Foundation

•	Our intercompany eliminations

•	Merger related expenses

Our interest expense was $6.7 in the three months ended June 30, 2008, compared with $22.0 in the three months ended June 30, 2007. Our interest expense was $13.8 in the six months ended June 30, 2008, compared with $46.2 in the six months ended June 30, 2007. The decrease in interest expense reflects a reduction in outstanding debt due to the maturity of debt in February 2008 and maturity and the redemption of debt in 2007.

We repaid $200.0 in principal amount of 4.200% senior notes that matured on February 1, 2008.

OUR INVESTMENT RESULTS

INVESTMENT PORTFOLIO

These tables summarize our investment portfolio at June 30, 2008 and December 31, 2007:

JUNE 30, 2008	COST OR AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	NET UNREALIZED GAINS (LOSSES)	CARRYING VALUE
P&C
Fixed Maturities – Taxable	$2,551.2	$59.1	$(39.7)	$19.4	$2,570.6
Fixed Maturities – Non-taxable	4,795.0	83.5	(141.1)	(57.6)	4,737.4
Marketable Equity Securities	1,058.5	262.4	(25.0)	237.4	1,295.9
Short-Term Investments	1.5	—	—	—	1.5
Other Invested Assets	52.1	—	—	—	52.1

Total P&C	8,458.3	405.0	(205.8)	199.2	8,657.5
Corporate
Fixed Maturities – Taxable	100.2	0.8	(1.5)	(0.7)	99.5
Marketable Equity Securities	49.6	2.0	(1.6)	0.4	50.0
Short-Term Investments	11.0	—	—	—	11.0
Other Invested Assets	1.1	—	—	—	1.1

Total Corporate	161.9	2.8	(3.1)	(0.3)	161.6

Total Investment Portfolio	$8,620.2	$407.8	$(208.9)	$198.9	$8,819.1

DECEMBER 31, 2007	COST OR AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	NET UNREALIZED GAINS	CARRYING VALUE
P&C
Fixed Maturities – Taxable	$2,766.6	$80.6	$(14.0)	$66.6	$2,833.2
Fixed Maturities – Non-taxable	4,685.2	132.6	(52.1)	80.5	4,765.7
Marketable Equity Securities	950.7	410.3	(13.4)	396.9	1,347.6
Other Invested Assets	47.0	—	—	—	47.0

Total P&C	8,449.5	623.5	(79.5)	544.0	8,993.5
Corporate
Fixed Maturities – Taxable	163.4	1.9	(0.3)	1.6	165.0
Marketable Equity Securities	42.5	13.2	(0.7)	12.5	55.0
Other Invested Assets	1.6	—	—	—	1.6

Total Corporate	207.5	15.1	(1.0)	14.1	221.6

Total Investment Portfolio	$8,657.0	$638.6	$(80.5)	$558.1	$9,215.1

At June 30, 2008 and December 31, 2007, there were no investments in any one industry that accounted for more than 10% of our total gross unrealized losses.

We reviewed all our investments with unrealized losses as of June 30, 2008. For all investments other than those for which we recognized an impairment charge, our evaluation determined that their declines in fair value were temporary, and we have the intent and ability to hold these securities until they recover in value.

This table shows, by maturity, the total amount of gross unrealized losses on fixed maturities and marketable equity securities at June 30, 2008:

JUNE 30, 2008	COST OR AMORTIZED COST	FAIR VALUE	COST IN EXCESS OF FAIR VALUE
Fixed Maturities
One Year or Less	$32.9	$32.8	$0.1
Over One Year through Five Years	475.0	467.2	7.8
Over Five Years through Ten Years	405.7	394.2	11.5
Over Ten Years	2,700.4	2,561.0	139.4
Mortgage-Backed Securities	526.2	502.7	23.5

Total Fixed Maturities	4,140.2	3,957.9	182.3
Total Marketable Equity Securities	452.0	425.4	26.6

Total	$4,592.2	$4,383.3	$208.9

Unrealized losses on our fixed maturities that have been in a loss position for more than a year at June 30, 2008 were $93.1 compared with $6.1 at December 31, 2007. There were no unrealized losses on our marketable equity securities that were in a loss position for more than a year at June 30, 2008 or December 31, 2007. Total unrealized losses were less than 2.4% of our total portfolio value at June 30, 2008 and less than 1% at December 31, 2007.

We continue to monitor these securities as part of our overall portfolio evaluation. If we determine that an unrealized loss is other-than-temporary, we report an impairment loss in the period that we make that determination.

FAIR VALUE OF INVESTMENTS

The total fair value of assets measured using significant unobservable inputs (Level 3) was $184.8 as of June 30, 2008, which is 2% of our total assets measured at fair value on a recurring basis. During the six months ended June 30, 2008, fixed income securities with a fair value of $27.9 were transferred from Level 3 to Level 2 because new prices were obtained during the period that were based on observable inputs. The fair value of these securities decreased by $9.3, of which $7.5 was recognized as a realized loss for certain securities that became impaired during the period due to credit related events. Private placement fixed income securities with a total fair value of $19.8 were transferred from Level 2 to Level 3 during the period because prices using observable inputs were not available as of June 30, 2008. The fair value of these securities decreased by $0.6 which was reported as a change in unrealized gains in other comprehensive income.

DIVERSIFICATION

Our investment portfolio is diversified by issuer and industry type with no single issuer exceeding 1% of the fair value of our consolidated investment portfolio, except the U.S. Government fixed maturities and investments in several funds managed by BlackRock, Inc. As of June 30, 2008, the total fair value of our investments in funds managed by BlackRock, Inc. was $254.2, which is 2.9% of the fair value of our consolidated investment portfolio. Our investment portfolio adviser is BlackRock Financial Management, Inc., a wholly-owned subsidiary of BlackRock, Inc. We do not rely on the presence of bond insurance in the selection of securities for our portfolio. We evaluate the underlying credit worthiness of the entity in our selection process.

These tables show our investment types and industries of our fixed maturities and marketable equity securities that exceed 3% of our portfolio at June 30, 2008 and December 31, 2007:

JUNE 30, 2008	CARRYING VALUE	PERCENT OF TOTAL
States and Political Subdivisions	$4,826.7	54.7%
Banks	305.7	3.5
U.S. Government and Agencies	336.7	3.8
Mortgage-Backed Securities	873.4	9.9
Other	2,423.4	27.5

Total Fixed Maturities and Marketable Equity Securities	8,765.9	99.4
Other Invested Assets	53.2	0.6

Total Investment Portfolio	$8,819.1	100.0%

DECEMBER 31, 2007	CARRYING VALUE	PERCENT OF TOTAL
States and Political Subdivisions	$4,825.9	52.4%
Banks	322.1	3.5
U.S. Government and Agencies	384.2	4.2
Mortgage-Backed Securities	1,012.0	11.0
Diversified Financial Services	233.5	2.5
Other	2,388.8	25.9

Total Fixed Maturities and Marketable Equity Securities	9,166.5	99.5
Other Invested Assets	48.6	0.5

Total Investment Portfolio	$9,215.1	100.0%

INVESTMENT PORTFOLIO QUALITY

The quality ratings of our fixed maturities portfolio were:

RATING	PERCENT AT JUNE 30, 2008	PERCENT AT DECEMBER 31, 2007
AAA	39%	59%
AA	33	16
A	14	12
BBB	9	8

Subtotal	95	95
BB or lower	3	3
Not Rated	2	2

Total	100%	100%

The significant shift in our portfolio from AAA to AA is primarily due to downgrades within our municipal holdings.

Below Investment Grade and Other Securities – A security is considered below investment grade if it has a rating below BBB. This table shows the details of our below investment grade fixed maturities at June 30, 2008 and December 31, 2007:

	JUNE 30, 2008	DECEMBER 31, 2007
Amortized Cost	$231.2	$229.1
Gross Unrealized Gains	2.3	2.9
Gross Unrealized Losses	(6.8)	(3.8)

Fair Value	$226.7	$228.2

Percent of Total Fixed Maturities	3.1%	2.9%

This table shows the non-publicly traded and not-rated securities in our portfolio at June 30, 2008 and December 31, 2007:

	JUNE 30, 2008		DECEMBER 31, 2007
	FAIR VALUE	PERCENT OF TOTAL PORTFOLIO	FAIR VALUE	PERCENT OF TOTAL PORTFOLIO
Non-Publicly Traded Fixed Maturities and Marketable Equity Securities	$156.2	1.8%	$149.8	1.6%
Not-Rated Fixed Maturities	$150.3	1.7%	$127.5	1.4%

MORTGAGE-BACKED SECURITIES

Our mortgage-backed securities consist mainly of commercial mortgage-based securities (CMBSs), residential collateralized mortgage obligations (CMOs) and residential mortgage-bonded pass-throughs. We have no collateralized debt obligations (CDOs), home equity lines of credit (HELOCs) or similar securities in our portfolio.

NET INVESTMENT INCOME

This table summarizes our pretax net investment income by portfolio:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2008	2007	2008	2007
P&C	$109.5	$120.1	$218.7	$241.2
Corporate	2.7	8.1	5.1	14.2

Total Net Investment Income	$112.2	$128.2	$223.8	$255.4

Our annualized investment income yields were:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2008	2007	2008	2007
Pretax	5.1%	5.3%	5.0%	5.2%
After Tax	4.1%	4.2%	4.1%	4.1%

The decrease of $16.0 in net investment income in the three months and $31.6 in the six months ended June 30, 2008 compared with the same periods in 2007 was a result of an overall lower invested asset base due primarily to the sale of securities to fund our debt maturity and redemption, share repurchases and the special dividend paid by our insurance subsidiaries to Safeco Corporation in 2007 that were not reinvested.

Our after-tax yields decreased slightly in the three and six months ended June 30, 2008, compared with the same periods in 2007.

Our portfolio duration is an important part of our investment returns. Duration is a measure of the sensitivity of the price (the value of principal) of a fixed-income investment to a change in interest rates. Duration is expressed as a number of years. The larger the duration number, the greater the interest-rate risk or reward for bond prices. Our effective duration was 5.2 at June 30, 2008 compared with 4.8 at December 31, 2007. The fixed income portfolio has not materially changed during the three and six months ended June 30, 2008. The change in duration reflects the drop in municipal bond prices experienced during 2008. At December 31, 2007, many of the municipals in the portfolio were priced and modeled to the earliest call date. During the six months ended June 30, 2008, municipal bond prices fell as the market grew concerned about bond insurers and as liquidity in the market was reduced. This drop in price caused the municipal bonds to be modeled to their respective maturity date. Since many bonds are now priced to the maturity date, instead of the call date, the overall duration of the fixed income portfolio is now longer than it was compared with the same period in the prior year.

NET REALIZED INVESTMENT GAINS AND LOSSES

Pretax net realized investment gains by portfolio were:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2008	2007	2008	2007
P&C	$15.2	$7.6	$0.1	$14.2
Corporate	1.3	9.8	9.9	15.6

Total Pretax Net Realized Investment Gains	$16.5	$17.4	$10.0	$29.8

Pretax net realized investment gains and losses by component were:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2008	2007	2008	2007
Fixed Maturities Transactions:
Gross Gains	$9.4	$5.3	$12.3	$8.7
Gross Losses	(0.8)	(1.6)	(2.9)	(2.3)
Marketable Equity Securities Transactions:
Gross Gains	50.2	6.4	92.5	15.0
Gross Losses	(5.6)	—	(11.9)	(2.3)

Total Net Gains on Securities Transactions	53.2	10.1	90.0	19.1

Impairments on Fixed Maturities	(7.0)	(2.9)	(24.2)	(3.5)
Impairments on Marketable Equity Securities	(33.4)	—	(59.0)	(1.8)

Total Impairments	(40.4)	(2.9)	(83.2)	(5.3)

Other, Net	3.7	10.2	3.2	16.0

Total Pretax Net Realized Investment Gains	$16.5	$17.4	$10.0	$29.8

NET GAINS ON SECURITIES TRANSACTIONS

The fair value and total net realized investment loss of fixed maturities and marketable equity securities that we sold at a loss were:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2008	2007	2008	2007
Fair Value	$34.7	$155.7	$81.6	$314.4
Total Net Realized Investment Loss	6.2	1.4	14.3	4.2

The securities sold at a loss in the three and six months ended June 30, 2008 primarily related to securities with credit-related losses in connection with market volatility. The securities sold at a loss in the three and six months ended June 30, 2007 primarily related to non-performing securities.

We recognized net realized gains of $44.6 on sales of marketable equity securities in the three months ended June 30, 2008 and $80.6 in the six months ended June 30, 2008, primarily due to sales of securities to restructure the equity portfolio and increase investment in international securities.

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

We continually monitor our investment portfolio and markets for opportunities to:

•	Manage credit quality

•	Reduce our exposure to companies and industries with credit problems

•	Manage call risk

Pretax investment impairments by portfolio were:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2008	2007	2008	2007
P&C
Fixed Maturities	$6.9	$1.6	$24.1	$2.2
Marketable Equity Securities	30.2	—	54.9	1.8
Corporate
Fixed Maturities	0.1	1.3	0.1	1.3
Marketable Equity Securities	3.2	—	4.1	—

Total Pretax Investment Impairments	$40.4	$2.9	$83.2	$5.3

The increase in impairments in the three and six months ended June 30, 2008 compared with the same periods in 2007 was due to credit-related events due to recent volatility in the credit market, and included additional impairments on previously impaired securities.

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

We have not engaged in the sale of investments or other assets by securitization.

Our cash flow for the six months ended June 30, 2008 and 2007 was:

	2008	2007
Cash and Cash Equivalents – Beginning of Period	$532.0	$287.6
Net Cash Provided by (Used in):
Operating Activities	238.3	266.4
Investing Activities	88.6	569.3
Financing Activities	(314.6)	(427.8)

Cash and Cash Equivalents – End of Period	$544.3	$695.5

Net cash provided by operating activities decreased by $28.1, or 10.5%, in the six months ended June 30, 2008, compared with the same period in the prior year driven primarily by lower insurance premiums received, lower interest and dividends received, and higher loss and loss adjustment expenses paid, offset by lower underwriting costs and lower interest payments.

Net cash provided by investing activities decreased $480.7, or 84.4%, in the six months ended June 30, 2008, compared with the same period in the prior year, primarily due to increased sales and decreased purchases of marketable equity securities, offset by decreased purchases and sales of fixed maturities, an increase in short-term investments and a decrease in securities lending collateral invested.

Net cash used in by financing activities decreased $113.2, or 26.5%, in the six months ended June 30, 2008, compared with the same period in the period year, primarily as a result of reductions in payments of securities lending collateral and common stock reacquired, partially offset by our repayment of $200.0 of the 4.20% senior notes which matured on February 1, 2008.

The changes in cash from financing activities were a result of our share and debt repurchases described below.

HOW WE USE OUR FUNDS

We use funds to support our operations, make interest and principal payments on debt, and grow our investment portfolio.

We use cash from insurance operations primarily to pay claims, underwriting expenses and claim adjustment expenses. We require insurance premiums to be paid in advance. As a result, cash flows into our business before or at the time premium revenues are recognized. Cash flows out of our business in subsequent months or years as claims are paid and expenses incurred.

In the first six months of 2008 we used $200.0 to repay debt, compared with no such activity in the first six months of 2007.

OUR CAPITAL STRUCTURE

Capital resources protect our policyholders, provide us with financial strength and facilitate continued business growth. Our capital structure consists of debt and equity as follows:

	JUNE 30, 2008	DECEMBER 31, 2007
Total Debt	$504.0	$704.0

Equity Excluding Accumulated Other Comprehensive Income (AOCI)	3,254.1	3,025.3
AOCI	130.8	367.3

Total Shareholders’ Equity	3,384.9	3,392.6

Total Capitalization	$3,888.9	$4,096.6

Ratio of Debt to Equity	14.9%	20.8%
Ratio of Debt to Capitalization	13.0%	17.2%

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

The bank credit facility does not require us to maintain any deposits as compensating balances. As of June 30, 2008, we had no borrowings under the bank credit facility and we were in compliance with all its covenants.

Share Repurchases – In December 2007, we received approval from the Board to repurchase up to $500.0 of our outstanding common stock in open market purchases. As of June 30, 2008, we purchased no shares under this authorization.

OFF-BALANCE SHEET ARRANGEMENTS

We have no material off-balance sheet arrangements.

MERGER AGREEMENT

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

The Merger Agreement has been approved by Safeco’s and Liberty Mutual’s respective Boards of Directors. The consummation of the Merger is subject to a number of customary closing conditions, including, but not limited to, (i) approval of the Merger Agreement by our shareholders, (ii) expiration or termination of the applicable Hart-Scott-Rodino Act (“HSR Act”) waiting period, (iii) receipt of specified regulatory consents and approvals, including state insurance department approvals in Washington, Missouri, Illinois, Texas, Indiana, Oregon and California, (iv) the absence of any law, order or injunction prohibiting the consummation of the Merger and (v) the absence of any material governmental litigation seeking to challenge, restrain, or prohibit consummation of the Merger. As of June 3, 2008, the 30-day statutory waiting period under the HSR Act expired.

The Merger Agreement contains certain termination rights for both Safeco and Liberty Mutual, and further provides that, upon termination of the Merger Agreement under specified circumstances, Safeco may be required to pay Liberty Mutual a termination fee of $182.5.

Following the announcement that we had entered into a merger agreement with Liberty Mutual and Merger Sub, the outlook for our credit ratings was updated by A.M. Best, Standard and Poor’s, Moody’s Investors and Fitch Rating, which left us on a negative rating watch. All agencies have indicated that their ratings outlook would be revised upon the closing of the transaction in the third quarter of 2008.

The transaction is not subject to financing contingencies and is expected to close by the end of the third quarter of 2008. The Merger Agreement does not restrict our ability to declare or pay dividends. The Merger is contingent upon approval by a two-thirds vote of our shares outstanding at our annual meeting scheduled to be held July 29, 2008.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

As required by Rule 13a-15(d) of the Exchange Act, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated our internal control over financial reporting and determined that there were no changes that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there has been no such change during the second quarter.

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

On May 9, 2008, a purported class action complaint, Loren v. Brown, et al, Action No. CV80733 RSM, was filed against Safeco and its directors, allegedly on behalf of Safeco shareholders, in the United States District Court for the Western District of Washington. The complaint alleges, among other matters, that the terms on which the Safeco board of directors agreed for Safeco to be acquired by Liberty Mutual constitute a breach of the directors’ fiduciary and other duties due to the inadequacy of the consideration to be received by the class and the defendants’ alleged failure to explore other alternatives. The complaint seeks injunctive and other relief against consummation of the merger and unspecified monetary damages.

On June 2, 2008 a purported class action complaint on behalf of Safeco’s shareholders, Gotham Investors v. Reynolds, et al., was filed against Safeco, Safeco’s directors and Liberty Mutual in King County, Washington Superior Court. That action was subsequently removed by defendants to the U.S. District Court for the Western District of Washington where it bears No. 2:08-cv-980. The complaint alleges that the merger agreement advances the interests of Safeco’s directors and Liberty Mutual at the expense of Safeco shareholders, principally because of an alleged failure to explore other possible transactions, and that the preliminary proxy statement filed by Safeco on or about May 23, 2008, was deficient in failing to disclose the amount of the compensation received by Morgan Stanley for its prior work on behalf of Liberty Mutual and its expectation of future work, as well as certain details of the methodologies used in assessing the consideration to be received pursuant to the merger agreement.

The plaintiffs, Safeco and Liberty Mutual entered into a memorandum of understanding reflecting a settlement in principle of the complaints in the Loren v. Brown, et al. and Gotham Investors v. Reynolds, et al. actions on June 24, 2008. In connection with the settlement, (1) Safeco has included certain additional disclosures in its proxy statement and (2) Liberty Mutual has agreed that for the six month period beginning on the date of closing of the Merger, Liberty Mutual will not, and will use its reasonable best efforts to cause its affiliates not to, consummate any transaction in which it sells 90% or more of Safeco’s assets (as existing on the date of consummation of the Merger) to an unaffiliated third party, whether by merger, consolidation, or otherwise, for an amount in excess of 120% of the amount that Liberty Mutual paid in connection with the Merger (including transaction costs incurred by Liberty Mutual and Safeco and any debt assumed or issued in connection with the Merger), which is referred to as a flip transaction, unless Liberty Mutual pays or causes to be paid to the members of the shareholder class an amount equal to 10% of any amount in excess of 120% of the amount that Liberty Mutual paid in connection with the merger (including transaction costs incurred by Liberty Mutual and Safeco and any debt assumed or issued in connection with the merger), up to a maximum payment of $15.0.

The settlement will not affect the amount or form of the merger consideration that Safeco shareholders are entitled to receive in the proposed merger or otherwise modify the terms of the transaction, other than in connection with the consummation of a flip transaction as described above. Under the terms of the settlement, the parties have agreed to enter into a stipulation of settlement that will dismiss the claims in the two complaints with prejudice and release the defendants, Liberty Mutual, Safeco, and the current and former directors of Safeco, and their current and former affiliates, representatives and advisors from all of the claims that were or could have been brought in the settled litigation, including all claims relating to the merger, the merger agreement and any disclosure made in connection therewith. Liberty Mutual has agreed to pay on behalf of all of the defendants without contribution from them the sum of $850,000 to plaintiffs’ counsel for attorneys’ fees and expenses within five business days after final dismissal of the two actions. The settlement will be contingent upon, among other things, confirmatory due diligence, consummation of the merger and final court approval.

ITEM 6 – EXHIBITS

31.1	Certification of Chief Executive Officer of Safeco Corporation dated July 28, 2008, in accordance with Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer of Safeco Corporation dated July 28, 2008, in accordance with Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer of Safeco Corporation dated July 28, 2008, in accordance with 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of Safeco Corporation, dated July 28, 2008, in accordance with 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Safeco Corporation

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on July 28, 2008.

Safeco Corporation Registrant

/s/ Kris L. Hill
Kris L. Hill Vice President, Controller and Principal Accounting Officer